Form 10-K
period 1993-12-31
HEXCEL CORP /DE/
filed 1994-04-15
CIK 717605

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                           __________________________

                                    FORM 10-K
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1993
                                       or
/ /         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
            For the transition period from ____________ to __________
                          Commission File Number 1-8472
                           __________________________

                               HEXCEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                Delaware                               94-1109521
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       Registrant's telephone number, including area code:  (510) 847-9500
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
         COMMON STOCK                       NEW YORK STOCK EXCHANGE
         COMMON STOCK                       PACIFIC STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                                -----            -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value as of April 8, 1994 of voting stock held by nonaffiliates of the registrant: $27,411,851.
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes   X      No    (Note: To date, no plan confirmed, no securities distributed)
    -----      -----
  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


           Class                 Outstanding at April 8, 1994
           -----                 ----------------------------
       COMMON STOCK                        7,309,827


                      DOCUMENTS INCORPORATED BY REFERENCE:
PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS (TO THE EXTENT SPECIFIED HEREIN) - PART III.
- -------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS.


GENERAL DEVELOPMENT OF BUSINESS

     Hexcel Corporation (herein referred to as the "Parent Company" or the "Parent"), founded in 1946, was initially incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and subsidiaries (herein referred to as "Hexcel" or the "Company") is an international developer and manufacturer of honeycomb, advanced composites, reinforcement fabrics and resins. Hexcel materials are used in commercial aerospace, space and defense, general industrial and other markets.

RESTRUCTURING AND BANKRUPTCY REORGANIZATION
     In December 1992, the Company initiated a worldwide restructuring program designed to improve facility utilization and determine the proper workforce requirements to support future business levels. The Company recorded a $23.5 million charge for this program in the fourth quarter of 1992. The restructuring was necessary due to anticipated protracted weakness in the aerospace industry and the need to make aggressive cost reductions to operate profitably at lower sales levels. Restructuring actions began in 1993 and included commencement of the closure of the Graham, Texas plant, personnel reductions at all remaining manufacturing facilities, and a worldwide reorganization of sales, marketing and administration.

     During the third quarter of 1993, Hexcel conducted a further evaluation of the adequacy of the restructuring program and existing reserves in light of declining business conditions in the Company's primary markets, including commercial aerospace. As a result of this evaluation and the continuing decline in aerospace sales, the Company significantly expanded the original restructuring program and recorded an additional restructuring charge of $50.0 million in the third quarter of 1993. The expanded restructuring is a response to deeper than anticipated declines in the aerospace market, and includes additional staff reductions, further consolidation of facilities and write-downs of impaired assets. The Company recorded another $2.6 million charge in the fourth quarter in connection with the expanded restructuring program.

     In order to fund the restructuring program and improve its capital structure, the Company needed substantial additional financing and a restructuring of its U.S. and European debt. Negotiations with existing senior U.S. lenders to obtain this financing and restructure the Company's domestic obligations were undertaken early in 1993 and continued throughout most of the year. Alternative sources of debt and equity financing were also pursued. The Company did secure the commitment of credit facilities for its Belgian subsidiary through March 16, 1994. However, the Company was unable to obtain a consensus among the senior U.S. lenders on a debt restructuring plan for its U.S. operations.

     With the Parent Company operating at critically low levels of cash, without any remaining credit availability, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the restructuring program, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws on December 6, 1993. The Chapter 11 filing allows the Parent Company to prepare and present to the U.S. Bankruptcy Court (or "Bankruptcy Court") a plan to reorganize its operations and financial obligations while under bankruptcy protection.

     Bankruptcy proceedings are limited solely to Hexcel Corporation (a Delaware corporation, the "Parent Company" or "Parent"), which directly owns and operates substantially all of the Company's U.S. assets and operations. The Company's joint ventures and European subsidiaries are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. However, the Parent Company is generally unable to provide direct financial support outside of the normal course of business to joint ventures and subsidiaries without Bankruptcy Court approval. Hexcel Corporation has obtained a debtor-in-possession revolving line of credit of up to $35.0 million to finance operations and restructuring activities during bankruptcy reorganization. This credit facility is expected to provide the Parent Company with adequate financing while it remains under bankruptcy protection.

     Further discussion of the restructuring program and bankruptcy reorganization is included in this Form 10-K in "Management Discussion and Analysis," which begins on page 28, and in Notes 2, 3 and 6 to the Consolidated Financial Statements, which begin on page 43.

HEXCEL S.A.
     The downturn in the worldwide aerospace business and difficult economic conditions in Europe have resulted in poor financial performance by Hexcel S.A., the Company's wholly-owned Belgian subsidiary. This subsidiary has experienced a 40% sales decline and significant operating losses over the past two years. Sales are not expected to improve in 1994, and interest costs and restructuring actions continue to consume cash. Hexcel S.A. is also investigating alleged product claims which could require additional cash outlays.

     Hexcel S.A. is currently in negotiations with its existing lenders regarding the commitment of credit facilities which expired beginning on March 16, 1994. Four of the five existing lenders have agreed to a stand still until April 30, 1994, subject to the Parent Company making satisfactory progress toward obtaining authorization from the Bankruptcy Court to invest additional funds and recapitalize Hexcel S.A. Discussions with the fifth lender are continuing. There is no assurance that the Bankruptcy Court will authorize the investment of additional funds or the recapitalization of Hexcel S.A., or that the existing lenders will continue to extend their short-term credit agreements for any specified length of time. As a result, Hexcel S.A.'s ability to continue as a going concern is subject to its obtaining the needed financing, as well as resolving alleged product claims and successfully implementing required restructuring initiatives.

     Hexcel S.A. is an integral component of the Company's worldwide competitiveness, particularly in commercial aerospace. If Hexcel S.A. is unable to continue as a going concern, management believes that this would have a material adverse effect on the Company's U.S. and international operations.


INDUSTRY SEGMENT

     Hexcel operates within a single industry segment, structural materials.
The Company sells these materials in the United States and international markets. The net sales, income (loss) before income taxes, identifiable assets, capital expenditures, and depreciation and amortization for each geographic area for the past three years are shown in Note 17 to the Consolidated Financial Statements included in this Form 10-K.


BUSINESS

     HONEYCOMB
     Hexcel has been the world leader in developing and manufacturing honeycomb for over 45 years. Honeycomb is a unique, lightweight, cellular structure composed generally of hexagonal cells nested together, similar in appearance to a cross-sectional slice of a beehive. The hexagonal shape of the cells gives honeycomb a high strength-to-weight ratio when used in "sandwich" form, and a uniform resistance to crushing under pressure. These characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

     The Company produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made of aluminum and is available in a selection of alloys, cell sizes and thicknesses. Non-metallic honeycomb materials include fiberglass; graphite; thermoplastic; Nomex-R-, a non-flammable aramid fiber paper; Kevlar-R-, an aramid fiber; and several other specialty materials.

     Hexcel sells honeycomb in standard blocks and sheets of honeycomb core.
The Company adds value to standard honeycomb core by contouring and machining it into complex shapes to meet customer specifications. In addition, honeycomb is fabricated into bonded panels and final bonded assemblies. In bonded sandwich panel construction, sheets of aluminum, stainless steel, resin-impregnated reinforcement fiber "skins" or other laminates are bonded with adhesives to each side of a honeycomb core. Bonded panels are many times stronger and stiffer than solid or laminated structures of equivalent weight. Use of an autoclave allows Hexcel to manufacture parts requiring the high temperature and pressure necessary to produce complex bonded assemblies.

     The largest markets for Hexcel honeycomb are the commercial and military aerospace markets. Advanced processing is used in the production of aircraft components such as wing flaps, ailerons and helicopter rotor blades. Specific applications include control surfaces (movable parts such as rudders, flaps, spoilers and speed brakes that control the direction or speed of an airplane); engine nacelles, cowlings, pylons and nozzles; fairings (flap track and wing-to-body); interiors (walls, floors, partitions and luggage bins); landing gear doors and access doors; wings, wing tips, wing leading edge and trailing edge panels; horizontal stabilizers; radomes; electromagnetic shielding and absorption; and satellite components.

     Non-aerospace general industrial honeycomb applications include high-speed trains and mass transit vehicles (doors, walls, ceilings, floors and external structures); energy absorption products; athletic shoe components; clean room facilities (walls and ceilings); automotive components (air flow controllers in fuel injection systems, protective head and knee restraints); portable military shelters and military support equipment; naval vessel compartments (bulkheads, water closets, doors, floor panels, partitions and bunks) and business machine cabinets.

     The Company operates seven honeycomb manufacturing and advanced processing facilities worldwide, including the Graham, Texas facility which is scheduled to be closed by the end of 1994.

     ADVANCED COMPOSITES
     Advanced composites combine high performance reinforcement fibers with resins to form a composite material with exceptional structural properties not found in the fibers or resins alone. Hexcel impregnates reinforcement fabrics, and fibers aligned into unidirectional tapes, with resins. The Company then partially cures the material under heat and pressure to produce a "prepreg."

     In addition to standard S-2-R- and E- type fiberglass, Hexcel produces advanced composite materials from a variety of commercially available fibers. Graphite fiber exhibits high strength and stiffness relative to weight and is sold principally for aerospace and recreational uses. Kevlar is exceptionally resistant to impact and is used extensively in new generation aircraft and in various armor and protection applications. Quartz and ceramic fibers are resistant to extremely high temperatures and are used in various aerospace and general industrial applications. Electrically and thermally conductive Thorstrand-R- is used mainly by the aerospace industry. Resin systems include epoxy, polyester, bismaleimide, phenolic, cyanates and polyimide.

     Advanced composites are sold to several markets including transportation (commercial and private aircraft, mass transit, freight and passenger vehicles); space and defense (military aircraft, naval vessels, space vehicles, defense systems and military support equipment); recreation (athletic shoes, fishing rods, bicycles, tennis rackets, baseball bats, golf clubs, surfboards, snow skis and racing cars); general industrial (utility surge arrestors, antennae and insulative rods for electrical repairs); and medical (orthotics and prosthetics).

     Net sales of honeycomb and advanced composites, sold separately and together as bonded structures, were $217.7 million in 1993, $253.9 million in 1992, and $263.2 million in 1991. The decline in 1993 was due mainly to a significant drop in commercial and military aerospace business.

     REINFORCEMENT FABRICS
     Hexcel produces woven fabrics without resin impregnation from the same fibers the Company uses to make advanced composites. These fibers include S-2 and E- type fiberglass, high strength carbon fibers, impact resistant Kevlar, electrically conductive Thorstrand, temperature resistant ceramic and quartz fibers, and a variety of other specialty fibers.

     The Company sells reinforcement fabrics for use in numerous applications. These include aerospace, marine (commercial and pleasure boats), printed circuit boards, metal and fume filtration systems, ballistics protection, decorative window coverings, automotive, insulation, recreation, civil engineering (architectural wraps), and other general and industrial applications.

     The Company entered into a strategic alliance with Owens-Corning Fiberglas Corporation in July 1993. The joint venture combined the weaving and stitchbonding technology of Hexcel Knytex with the worldwide reinforcement glass fiber manufacturing, marketing and distribution capabilities of Owens-Corning. The Knytex joint venture is a global market leader in the design and manufacture of stitchbonded, multi-layer reinforcement fabrics. The stitchbonded materials may be multiple layers of fabrics or fibers with varying orientations.

     The Company entered into a joint venture with Fyfe Associates Corporation in October 1992. Hexcel-Fyfe will sell and apply high-strength architectural wrap for the seismic retrofitting and strengthening of bridges and other structures.

     Net sales of reinforcement fabrics were $93.0 million in 1993, $99.2 million in 1992 and $92.4 million in 1991. As a result of the joint venture with Owens-Corning that started July 1, 1993, the Company's 1993 sales only reflect Hexcel Knytex sales for six months of $7.0 million.

     RESINS
     Resins consist of formulated epoxy and polyurethane products used in aerospace, electronics, automotive, medical devices and other general industrial applications. Applications for resin products include machinable tooling boards, fastcast resins, laminating resins for wet lay-up of boats, encapsulating materials for electronic circuits, adhesives and surface coatings. The Company has commenced discussions with interested parties for the sale of the Resins business, although no agreement has yet been reached.

     Net sales of resins were $27.9 million in 1993, $33.2 million in 1992 and $31.0 million in 1991.

PRODUCTS AND PROCESSES, RESEARCH AND DEVELOPMENT

     Hexcel spent $8.7 million in 1993, $10.5 million in 1992 and $10.6 million in 1991 for research and development of products and markets. This represented 2.6% of net sales in 1993, and 2.7% of sales in each of 1992 and 1991. These expenditures were expensed as incurred. Hexcel materials rely primarily upon technology derived from the field of polymer chemistry.


RAW MATERIALS

     The Company purchases all raw materials used in production. Aluminum and several other key raw materials are available from relatively few sources. If these materials were no longer available, which Hexcel does not anticipate, such an occurrence could have a material adverse effect on operations.


ENVIRONMENTAL MATTERS

     Environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is included in "Item 3. Legal Proceedings" beginning on page 10 of this Form 10-K.


MARKETS AND CUSTOMERS

     Hexcel materials are sold for a broad range of uses. The table on page 37 of this Form 10-K entitled "Market Summary" displays the percentage distribution of net sales by market since 1989.

     The Boeing Company and Boeing subcontractors accounted for approximately 19% of 1993 sales. The loss of this business, which the Company does not anticipate, could have a material adverse effect on sales and earnings. Sales to U.S. government programs, including some of the sales to The Boeing Company and Boeing subcontractors noted above, were 16% of sales in 1993.

     Hexcel commercial aerospace and space and defense sales are substantially dependent upon the level of activity within each industry as well as the acceptance by each industry of the Company's aerospace materials and services. Considerations of aircraft performance have led to the increased use of honeycomb and advanced composite materials in aircraft manufacture, particularly in newer models and development programs. However, the Company must continuously demonstrate the cost benefits of its products for aerospace applications.

     Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by Federal Aviation Administration regulations as well as public concern regarding aircraft age, safety and noise. Also, these rates may by affected by the desire of airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

     Commercial aircraft build rates, based on the number of aircraft delivered, declined by more than 20% from 1992 to 1993. Major aircraft builders have announced significant personnel reductions which began in 1993 and are expected to continue through 1994 into 1995. Based on current projections of aircraft build rates, the commercial aerospace market will likely continue to decline at least until 1995.

     The Company believes activity within the military aerospace industry fluctuates in relation to world tensions and the attitudes of the current Administration and Congress toward defense spending. Since 1987, the aircraft procurement budget of the U.S. Department of Defense has declined by more than 40%. Political changes in Eastern Europe, the former Soviet Union, and the Middle East, combined with strong U.S. political sentiment toward reduced defense spending indicate that military procurement will continue to decline through 1994 and beyond.

     Company sales to space and defense markets, particularly military aerospace, continue to decline. In 1993, space and defense sales decreased to $55.8 million from $59.4 million in 1992 and $67.3 million in 1991. Hexcel believes the space and defense markets for its products will continue to shrink and is currently evaluating the Company's future involvement in these markets. Further discussion of the military aerospace business is included in this Form 10-K under "Management Discussion and Analysis."

     The B-2 program, which began in the mid - 1980s, has accounted for a significant portion of the Company's recent space and defense sales. Program delays and scheduling changes began in 1989, and orders stabilized in 1992 and 1993 far below the level anticipated when the program began. Production volumes under the program are expected to decline in 1994, and the outlook beyond 1994 is extremely uncertain. Originally, the Company expected to generate approximately $500 million in revenues over the life of the B-2 program. As a result of substantially lower orders, revenues are now expected to total approximately $100 million, most of which has already been earned.

     B-2 program reductions have resulted in substantial underutilized capacity at the Chandler, Arizona plant. For 1993, the Company negotiated to bill the current unabsorbed fixed costs to the prime contractor contingent upon government acceptance of this billing practice. In 1992 and 1991, the Company deferred unabsorbed fixed costs of $2.0 million and $2.4 million, respectively. Hexcel filed a claim for equitable relief associated with this program in connection with the underutilized capacity at the Chandler and other plants. Management believes, based upon advice of counsel, that the Company will realize at least the cumulative amount deferred.

     Hexcel contracts to supply materials for military and some commercial projects contain provisions for termination at the convenience of the U.S. government or the buyer. The Company is subject to U.S. government cost accounting standards, which are applicable to companies with more than $25 million (increased from $10 million in November 1993) of government contract or subcontract awards each year.

     The Company, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. The Defense Contract Audit Agency reviews cost accounting and business practices of government contractors and subcontractors including Hexcel. The Company has been engaged in discussions of a number of cost accounting issues which could result in claims by the government. Some of these issues have already been resolved and management believes, based on available information and the Company's assertion of a right of offset among individual issues, that it is unlikely the remaining items in the aggregate will have a material adverse effect on the earnings or financial position of the Company. Further discussion of government contract matters is included in "Item 3. Legal Proceedings" of this Form 10-K.

     The Company has a facility security clearance from the United States Department of Defense. A portion of the Company's sales and other revenues in 1993 was derived from work requiring this clearance.

Continuation of this clearance requires that the Company remains free from foreign ownership, control or influence (or "FOCI"). Management does not believe there is presently any substantial risk of FOCI that will cause the facility security clearance to be revoked.


MARKETING

     A staff of salaried market managers, product managers and salespeople market Hexcel products directly to customers. The Company also uses independent distributors and/or manufacturer representatives for certain products and markets, including reinforcement fabrics and resins.


BACKLOG

     The backlog of orders for aerospace materials to be filled within 12 months was $61.6 million at December 31, 1993, $100.5 million at December 31, 1992 and $118.8 million at December 31, 1991. A major portion of the backlog is cancelable without penalty. Aerospace backlog continued to decline for a number of reasons, primarily the shrinking commercial and military aerospace market.
In addition, the aerospace industry is gradually moving toward "just-in-time" inventory delivery and shorter lead time requirements to reduce investment in inventory and the effect of order cancellations.

     Orders for aerospace materials generally lag behind the award of orders for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by Hexcel for about one to three years, depending on the nature of the product, manufacturer and delivery schedules.

     Backlog for non-aerospace materials amounted to $29.1 million at December 31, 1993 compared with $16.8 million at December 31, 1992 and $20.2 million at December 31, 1991. Most of the Company's backlog is expected to be filled within six months. Markets for the Company's products outside aerospace are generally highly competitive requiring stock for immediate sale or shorter lead times for delivery. The backlog for non-aerospace markets increased as the Company developed new applications for existing products and the economy in the U.S. began to recover in the second half of 1993.


INTERNATIONAL OPERATIONS

     In addition to exporting from the United States, Hexcel serves international markets through four European operating subsidiaries located in Belgium, France and the United Kingdom. Each of these subsidiaries maintains manufacturing and marketing facilities. Hexcel also maintains sales offices in Australia, Brazil, Germany, Italy, Japan and Spain. Hexcel is a 50% partner in a joint venture formed in 1990 with Dainippon Ink and Chemicals (or "DIC") for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. All Hexcel materials, with the exception of classified U.S. military materials, are marketed throughout the world.

     The table on page 37 of this Form 10-K entitled "Market Summary" displays the amount of international net sales and the percentage of international sales to total net sales since 1989. Note 17 to the Consolidated Financial Statements included in this Form 10-K shows various financial data for international operations since 1991.

JOINT VENTURES

     The Company has entered into three joint ventures since 1990, including the one with DIC discussed above. These joint ventures are discussed in "Management Discussion and Analysis" in this Form 10-K.


DISCONTINUED OPERATIONS

     In November 1990, the Company announced plans to sell the fine chemicals business with operations in Zeeland, Michigan and Teesside, England. On March 31, 1992, the Company sold the Zeeland, Michigan fine chemicals business. On January 31, 1994, the Company sold its Teesside, England business. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further discussion.

     The fine chemicals business is accounted for as discontinued operations. Financial data, employees and properties related to the business have been segregated, and the information in this report reflects continuing operations only.


COMPETITION

     In the production and sale of its materials, the Company competes with numerous U.S. and international companies on a worldwide basis, many of which are considerably larger than Hexcel in size and financial resources. For example, the Company competes with one major international manufacturer of honeycomb, advanced composites, reinforcement fabrics and resins, as well as several other major companies on specific products. The Company also competes with many smaller U.S. and international manufacturers.

     The broad markets for Hexcel products are highly competitive. The Company has focused on both specific markets and specialty products within markets to gain market share. Hexcel materials compete with substitute structural materials, including building materials such as structural foam, metal, wood and other engineered material. Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality and product performance.

     Although the markets for Hexcel honeycomb materials are highly competitive, management knows of no other manufacturer that has produced and sold as much non-paper honeycomb as Hexcel during the last five years. While industry statistics are not available, management believes on the basis of market research that Hexcel currently produces and sells the largest share of metallic and non-metallic honeycomb used in the world. Hexcel continues to maintain this competitive edge through the development of new honeycomb materials for the markets it serves.


PATENTS AND KNOW-HOW

     Management believes the ability to develop and manufacture materials is dependent upon the know-how and special skills within the Company. In addition, the Company has obtained and presently owns a number of patents, patent applications, and patent and technology licenses. It is Hexcel policy to enforce the proprietary rights of the Company. To that end, the Company has several patent infringement lawsuits pending. In 1992, the Company received a favorable judgment for patent infringement and misappropriation of trade secrets which resulted in a gain of $3.0 million. Management believes the patents and know-how rights currently owned are adequate for the conduct of business. In the opinion of management, however, no individual patent or license is of material importance.


EMPLOYEES

     At February 28, 1994, Hexcel employed 2,340 full-time employees compared with 3,050 at December 31, 1992. Of these employees, 1,830 were in manufacturing and the remainder were administrative, sales, engineering, marketing, research and clerical personnel. 77 employees at one domestic plant have union affiliations. Management believes that labor relations in the Company are generally satisfactory.


ITEM 2.  PROPERTIES.

     Hexcel owns manufacturing plants and sales offices located throughout the United States and in several other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Pleasanton, California. The central research and development laboratories for the Company are located in Dublin, California.

     The following table lists the manufacturing plants by geographic location, approximate square footage and principal products.

                              MANUFACTURING PLANTS


                                 Approximate
Plant Location                  Square Footage    Principal Products
- --------------                  --------------    ------------------
United States:
  Casa Grande, Arizona                210,000     Non-metallic honeycomb, advanced honeycomb processing, advanced composites
  Chandler, Arizona                   158,000     Non-metallic honeycomb, advanced honeycomb processing, advanced composites
  Chatsworth, California               42,000     Resins, tooling systems
  Livermore, California               150,000     Advanced composites
  Lancaster, Ohio                      42,000     Advanced composites
  Pottsville, Pennsylvania            100,000     Advanced honeycomb processing
  Graham, Texas                       250,000     Metallic honeycomb
  Seguin, Texas                       170,000     Woven reinforcement fabrics
  Burlington, Washington               50,000     Advanced honeycomb processing


International:
  Welkenraedt, Belgium                205,000     Metallic and non-metallic honeycomb, advanced composites
  Swindon, England                     20,000     Non-metallic honeycomb processing
  Les Avenieres, France               373,000     Woven reinforcement fabrics, advanced composites
  St. Ouen l'Aumone, France           100,000     Resins, tooling systems


     The Company leases the land on which the Burlington, Washington plant is located; the 20,000 square foot Swindon, England plant; and 18,000 square feet of the Les Avenieres, France plant.

     In April 1993, the Company announced the closing of the Graham, Texas facility and the consolidation of the Graham operations into other plants. Even after the Graham closure, management believes the

Company has more facilities and production capacity than required by either current or projected sales levels. See "Management Discussion and Analysis" in this Form 10-K for further discussion.

     The above table does not include the 145,000 square foot plant at Teesside, England, which was sold on January 31, 1994. This plant was used for the production of fine chemicals.

     Certain of the properties secure loans made to the Company. In addition, substantially all U.S. equipment and fixtures, along with other business property, secure the debtor-in-possession financing (see Note 6 to the Consolidated Financial Statements included in this Form 10-K).


ITEM 3.  LEGAL PROCEEDINGS.

     On December 6, 1993, the Parent Company filed for protection under the provisions of Chapter 11 of the federal bankruptcy laws. For further discussion, see Items 1, "Business," and 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the Consolidated Financial Statements included in this Form 10-K.

     Hexcel Corporation is involved in other court proceedings and claims incidental to Company business. As a result of the Chapter 11 filing, lawsuits in which Hexcel Corporation is named as a defendant are stayed as to the Company.

     In December 1988, employees of Lockheed Corporation working with epoxy resins and composites on classified programs filed suit against Lockheed and its suppliers (including Hexcel Corporation) claiming various injuries as a result of exposure to these products. Plaintiffs have filed for punitive damages which are uninsured. The first trial of the cases of 15 plaintiffs resulted in a mistrial and a retrial commenced in February 1994. However, Hexcel Corporation will not participate due to the bankruptcy stay.

     During December 1992, four shareholders commenced three actions against Hexcel Corporation and certain of its officers in the U.S. District Court for the Northern District of California. These three cases, MARTIN WEBER AND LEO BRANDSTATTER V. ROBERT L. WITT, DAVID M. WONG AND HEXCEL CORPORATION; GRETCHEN DOUGLAS V. ROBERT L. WITT ET AL; and ANN TAXIER V. ROBERT L. WITT, DAVID G. SCHMIDT AND HEXCEL CORPORATION, allege that the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and related Rule 10b-5 by allegedly issuing false public disclosures regarding the business of the Company. These three suits purport to be class actions; two are on behalf of purchasers of Hexcel common stock between October 19 and December 11, 1992, and the third is on behalf of those who acquired stock between February 4 and December 11, 1992. The actions seek unspecified damages, rescission, unspecified injunctive relief and reimbursement of costs and attorneys fees. On February 5, 1993, the Court consolidated the three lawsuits into one action, IN RE HEXCEL CORPORATION SECURITIES LITIGATION. While management believes there are meritorious defenses to the claims, a tentative settlement was reached among all parties prior to the Chapter 11 filing which would avoid costly and unproductive litigation. This matter, including the tentative settlement, has been stayed by bankruptcy proceedings.

     In July 1992, Hexcel Corporation was joined in a lawsuit initiated in October 1990 in Alameda County Superior Court concerning a dispute over a real estate transaction between F&P Properties and Donald and Suzanne Smith (F&P PROPERTIES V. SMITH, ET AL). This action concerns, in part, responsibility for clean-up and investigation costs associated with an abandoned waste disposal site located near Company manufacturing facilities in Livermore, California. The Parent Company sold this property to the Smiths in 1979, and the Smiths, in turn, sold it to F&P Properties in 1985. A global settlement has been negotiated but was not signed by the Parent Company prior to the Chapter 11 filing. This matter, including the negotiated settlement, has been stayed by bankruptcy proceedings.

     Hexcel Corporation has been named as a potentially responsible party with respect to several disposal sites that it does not own or possess and are included on the Environmental Protection Agency's Superfund National Priority List ("NPL"). Also, pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel Corporation signed an administrative consent order to pay for clean-up of a manufacturing facility it formerly operated in Lodi, New Jersey. Hexcel Corporation is the account party on a $4.0 million letter of credit issued in relation to that facility in favor of the State of New Jersey, and believes that the ultimate allowed claim against it for such clean-up and for reimbursement with respect to the amount that may be paid under such letter of credit, should not exceed $4.0 million, however the ultimate cost of remediation at the Lodi site will depend on developing circumstances.

     The Livermore, California plant has been delisted from the NPL, however Hexcel must comply with a state clean-up order which will cause it to incur environmental costs.

     Contingent and unliquidated claims may be asserted against Hexcel Corporation for unexpended clean-up costs that may hereafter be expended by third parties. Such claims may be direct claims asserting joint and several liability against Hexcel Corporation for the entire future clean-up cost associated with certain Superfund and other sites that may hereafter be expended by others. Contingent claims for reimbursement or contribution may also be asserted against Hexcel Corporation by other potentially responsible parties for future clean-up costs for Superfund and other sites that may hereafter be expended by others.

     Hexcel cannot estimate, with any degree of confidence, the costs associated with these sites due to uncertainties relating to: (1) the nature and extent of the remediation necessary at these sites; (2) the allocation of liability among responsible parties associated with these sites; (3) the opportunities for cost recovery from other parties and insurance companies; and (4) whether the bankruptcy proceedings will act to limit the Company's liability associated with these sites.

     Further, Hexcel Corporation is unable to determine at this time the amount of these potential claims, including environmental claims, because an order entered in Hexcel Corporation's Chapter 11 case permits proofs of claim to be filed on or before April 28, 1994. Nor is Hexcel Corporation able to determine at this time the amount of claims that will be allowed for costs already expended by others including costs for clean-up work, although it believes that its liability is not material in amount.

     Under the federal bankruptcy laws, contingent or unliquidated clean-up claims may be estimated in Hexcel Corporation's Chapter 11 case for the purpose of confirming a plan of reorganization. The amount of liability of Hexcel Corporation with respect to a particular claim of that character, as estimated by the Bankruptcy Court, may, by virtue of the federal bankruptcy laws, be the maximum amount of the allowed claim of such a claimant even if such contingent or unliquidated claim later becomes fixed and liquidated. Contingent claims for reimbursement or contribution that may be filed against Hexcel Corporation may be disallowed under the federal bankruptcy laws if it is determined by the Bankruptcy Court that the claimant and Hexcel Corporation are both liable on the claim of a creditor.

     The last day for the filing of claims in Hexcel Corporation's Chapter 11 case is April 28, 1994, although it is possible that the Bankruptcy Court could permit the late filing of a proof of claim by a creditor that establishes excusable neglect for not filing a timely proof of claim. The maximum liability on all contingent and unliquidated claims, and the outcome of proceedings under the federal bankruptcy laws or estimation and disallowance of contingent or unliquidated claims, cannot be predicted at this time.

     In 1993, the Company became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgian subsidiary, Hexcel S.A., and installed in rail cars in France and Spain.
Certain customers have alleged that Hexcel S.A. is responsible for the problem but the subsidiary has not been named in any lawsuits at this time. Hexcel S.A. is investigating these claims and the availability of any insurance coverage.

     Cost accounting issues and a voluntary disclosure regarding charging practices could result in future claims under U.S. government contracts. A discussion of U.S. government contracts is included in "Markets and Customers" on page 5 of this Form 10-K. The Company is cooperating with the U.S. government in all investigations of which the Company has knowledge; however, management is unable to predict whether legal proceedings will result.

     Management believes, based on available information, that it is unlikely any of these items will have a material adverse effect on the earnings or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Listed below are the executive officers of the Company as of April 11, 1994, the positions held by them and a brief description of their business experience. There are no family relationships among any of the Company's executive officers:

                             OFFICER           POSITIONS WITH COMPANY AND
NAME                  AGE     SINCE                BUSINESS EXPERIENCE
- ----                  ---     -----                -------------------

John J. Lee            57     1993      Chairman of the Board of Directors and
                                          Chief Executive Officer since January
                                          1994; Chairman and Co-Chief Executive
                                          Officer from July to December 1993;
                                          Director since May 1993.  Mr. Lee has
                                          been the Chairman of the Executive
                                          Committee of XTRA Corporation, a
                                          transportation equipment leasing
                                          company, since 1990, and the Chairman
                                          of the Board, President and Chief
                                          Executive Officer of Lee Development
                                          Corporation, a merchant banking
                                          company, since 1987.  Mr. Lee has also
                                          been a Trustee of Yale University
                                          since 1993.  From July 1989 through
                                          April 1993, Mr. Lee served as Chairman
                                          of the Board and Chief Executive
                                          Officer of Seminole Corporation, a
                                          manufacturer and distributor of
                                          fertilizer.  From April 1988 through
                                          April 1993, Mr. Lee served as a
                                          Director of Tosco Corporation, a
                                          national refiner and marketer of
                                          petroleum products.  Mr. Lee also
                                          served as President and Chief
                                          Operating Officer of Tosco from 1990
                                          through April 1993.

                             OFFICER           POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

Donald J. O'Mara       56     1991      Director since January 1994; President
                                          and Chief Operating Officer since
                                          March 1993; Vice President - Honeycomb
                                          and Advanced Products from 1991 to
                                          1993.  From 1987 to 1991, Mr. O'Mara
                                          served as managing director of
                                          Sprague-Brooks Associates.  He was
                                          Vice President and Chief Operating
                                          Officer of Gates Learjet Corporation
                                          from 1984 to 1987.

Robert D. Krumme        56    1993      Director and Vice Chairman since January
                                          1994; Vice President, General Counsel
                                          and Secretary from September 1993 to
                                          January 1994.  Mr. Krumme has been
                                          President of The Corporate Management
                                          Group since 1989 and, prior to joining
                                          the Company in 1993, was a senior
                                          corporate executive officer and
                                          general counsel of three public
                                          companies.  Mr. Krumme served as
                                          General Counsel of The Gillette
                                          Company from 1990 - 1991, as Vice
                                          President and General Counsel of
                                          Ingersoll-Rand Company from 1986 -
                                          1988 and, prior to 1986, as Senior
                                          Vice President and General Counsel and
                                          in other executive positions of
                                          Cluett, Peabody & Co, Inc. for more
                                          than 15 years.

Rodney P. Jenks, Jr.    43    1994      Vice President, General Counsel and
                                          Secretary of the Company since March
                                          1994.  Prior to joining the Company in
                                          1994, Mr. Jenks was a partner in the
                                          law firm of Wendel, Rosen, Black, Dean
                                          & Levitan, from 1985.

Thomas J. Lahey         53    1989      Vice President - Worldwide Sales since
                                          April 1993; Vice President - Advanced
                                          Composites from 1992 to  1993; General
                                          Manager of Advanced Composites from
                                          1991 to 1992; General Manager of
                                          Advanced Products from 1989 to 1991.
                                          Prior to joining the company in 1989,
                                          Mr. Lahey held the position of
                                          Executive Assistant to the President
                                          of Kaman Aerospace Corporation in 1987
                                          and 1988, and was a Vice President of
                                          Grumman Corporation from 1985 to 1987.

                             OFFICER           POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

William P. Meehan       58    1993      Vice President - Finance and Chief
                                          Financial Officer of the Company since
                                          September 1993, and Treasurer of the
                                          Company since April, 1994.  Prior to
                                          joining the Company in 1993, Mr.
                                          Meehan served as President and Chief
                                          Executive Officer of Thousands Trails
                                          and NACO, a membership campground and
                                          resort business, from 1990 through
                                          1992.  From 1986 through 1989, Mr.
                                          Meehan served as Vice President-
                                          Finance and Chief Financial Officer of
                                          Hadco Corporation.

Robert A. Penezic       56    1979      Vice President - Administrative
                                          Operations since 1986; Vice President
                                          of Human Resources from 1979 to 1986.
                                          Mr. Penezic joined the Company in
                                          1979.

Robert A. Petrisko      39    1993      Vice President - Technology since
                                          September 1993.  Mr. Petrisko joined
                                          the Company in 1989, after serving as
                                          a Research Specialist with Dow Corning
                                          Corporation from 1985 to 1989.

Gary L. Sandercock      52    1989      Vice President - Manufacturing since
                                          April 1993; Vice President -
                                          Reinforcement Fabrics from 1989 to
                                          1993; General Manager of the Trevarno
                                          Division from 1985 to 1989; other
                                          manufacturing and general management
                                          positions from 1967 to 1985.  Mr.
                                          Sandercock joined the Company in 1967.

William K. Woodrow      46    1993      Vice President - Marketing and Business
                                          Development since March 1993.  Prior
                                          to joining the Company in 1993, Mr.
                                          Woodrow served as Director of
                                          Corporate Marketing of Raychem
                                          Corporation from 1990 to 1992, and was
                                          Division Manager of Chemelex-
                                          Industrial Division from 1988 to 1990.

Wayne C. Pensky         38    1993      Controller since July 1993.  Prior to
                                          joining the Company in 1993, Mr.
                                          Pensky served as Service Line Director
                                          at Arthur Andersen & Co., where he was
                                          employed from 1979.

                                    PART II


ITEM 5.  MARKET FOR COMMON STOCK OF REGISTRANT AND RELATED STOCKHOLDER MATTERS.

     Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 18 to the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

     The Company paid a quarterly dividend of 11 cents per share in 1992 and 1991. Payments of future cash dividends were suspended effective with the first quarter of 1993. The debtor-in-possession credit line prohibits any payment of dividends. On December 6, 1993, there were 2,294 holders of record of Hexcel common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by Item 6 is contained on page 27 of this Form 10-K under "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is contained on pages 28 to 36 of this Form 10-K under "Management Discussion and Analysis" and is incorporated herein by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is contained on pages 43 to 72 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The reports of independent public accountants for the years ended December 31, 1993, 1992 and 1991 are contained on pages 40 to 42 of this Form 10-K under "Independent Auditors' Reports" and "Report of Independent Public Accountants" and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     1.   Directors

     Listed below are the directors of the Company as of April 11, 1994, the positions with the Company held by them and a brief description of each director's prior business experience. There are no family relationships among any of the Company's directors:

                             DIRECTOR          POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

Thomas R. Brown         56    1981      Director; Chairman of the Insurance and
                                          Environmental Committee; member of the
                                          Audit Committee.  Mr. Brown is
                                          Chairman of the Board and Co-Chief
                                          Executive Officer of California
                                          Casualty Management Co., Vice
                                          President and director of California
                                          Casualty  & Life Insurance Co., and
                                          Chairman of the Board of the other
                                          corporations of the  California
                                          Casualty Group.  Mr. Brown is also a
                                          director of  University National  Bank
                                          & Trust Co. and  CorVel Corporation.
                                          The California Casualty Group
                                          specializes in group  sponsored
                                          personal lines, property/casualty
                                          insurance and workers' compensation.

Gary L. Depolo          57    1990      Director; Chairman of the Executive
                                          Compensation and Organization
                                          Committee; member of the Audit
                                          Committee.  Mr. Depolo is a retired
                                          Executive Vice President of
                                          Transamerica Corporation and served on
                                          the Board of Directors of several of
                                          Transamerica's subsidiary companies.
                                          Mr. Depolo is also a director of Alta
                                          Bates Corporation  and California
                                          Health Systems. Transamerica
                                          Corporation is a financial services
                                          organization which engages primarily
                                          in  lending, leasing, real estate
                                          services and insurance.

John L. Doyle           62    1974      Director; Former Co-Chief Executive
                                          Officer and Vice Chairman (July 1993
                                          to December 1993); Chairman of the
                                          Advanced Programs and Technology
                                          Committee; member of the Nominating
                                          Committee.  Mr. Doyle is a retired
                                          Executive Vice President of Hewlett-
                                          Packard Co. Mr. Doyle is also a
                                          director of Analog Devices, Inc. and
                                          Tab Products.  Hewlett-Packard Co.
                                          manufactures electronic computation
                                          equipment and measuring instruments.

                             DIRECTOR          POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

Cyrus H. Holley         57    1991      Director; member of the Advanced
                                          Programs and Technology Committee;
                                          member of the Executive Compensation
                                          and Organization Committee.  Mr.
                                          Holley is a retired Executive Vice
                                          President and Chief Operating Officer
                                          of Engelhard  Corporation.  Mr. Holley
                                          is also a director of Atlantic Energy,
                                          Inc. and UGI  Corporation.  Engelhard
                                          Corporation is a provider of specialty
                                          chemical products,  engineered
                                          materials  and precious metal
                                          management services.  Mr. Holley
                                          currently  operates Management
                                          Consulting Services which provides
                                          strategic planning services to the
                                          business and education communities. He
                                          also serves as a director of the
                                          National Association  of Partners in
                                          Education.

Robert D. Krumme        56    1994      Director and Vice Chairman since January
                                          1994; Vice President, General Counsel
                                          and Secretary from September 1993 to
                                          January 1994.  Mr. Krumme has been
                                          President of The Corporate Management
                                          Group since 1989 and, prior to joining
                                          the Company in 1993, was a senior
                                          corporate executive officer and
                                          general counsel of three public
                                          companies.  Mr. Krumme served as
                                          General Counsel of The Gillette
                                          Company from 1990 - 1991, as Vice
                                          President and General Counsel of
                                          Ingersoll-Rand Company from 1986 -
                                          1988 and, prior to 1986, as Senior
                                          Vice President and General Counsel and
                                          in other executive positions of
                                          Cluett, Peabody & Co, Inc. for more
                                          than 15 years.

                             DIRECTOR          POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

John J. Lee             57    1993      Chairman of the Board of Directors and
                                          Chief Executive Officer since January
                                          1994; Chairman and Co-Chief Executive
                                          Officer from July to December 1993;
                                          Director since May 1993.  Mr. Lee has
                                          been the Chairman of the Executive
                                          Committee of XTRA Corporation, a
                                          transportation equipment leasing
                                          company, since 1990, and the Chairman
                                          of the Board, President and Chief
                                          Executive Officer of Lee Development
                                          Corporation, a merchant banking
                                          company, since 1987.  Mr. Lee has also
                                          been a Trustee of Yale University
                                          since 1993.  From July 1989 through
                                          April 1993, Mr. Lee served as Chairman
                                          of the Board and Chief Executive
                                          Officer of Seminole Corporation, a
                                          manufacturer and distributor of
                                          fertilizer.  From April 1988 through
                                          April 1993, Mr. Lee served as a
                                          Director of Tosco Corporation, a
                                          national refiner and marketer of
                                          petroleum products.  Mr. Lee also
                                          served as President and Chief
                                          Operating Officer of Tosco from 1990
                                          through April 1993.

Charles A. Lynch        66    1994      Director; Chairman of the Restructuring
                                          Committee.  Chairman of Greyhound
                                          Lines, Inc., since 1991, and since
                                          1989, Chairman of Market Value
                                          Partners Company, a firm that invests
                                          in and manages developing and
                                          underperforming companies.  Mr. Lynch
                                          also serves on the board of directors
                                          of Pacific Mutual Life Insurance,
                                          Nordstrom, Inc., Syntex Corporation,
                                          Mid-Peninsula Bank and Fresh Choice,
                                          Inc. From 1988 through 1989 Mr. Lynch
                                          served as President and Chief
                                          Executive Officer of Levolor
                                          Corporation.  From 1986 through 1988
                                          Mr. Lynch served as Chairman and Chief
                                          Executive Officer of DHL Airways, Inc.
                                          From 1978 through 1986 Mr. Lynch
                                          served as Chairman and Chief Executive
                                          Officer of Saga Corporation.

Donald J. O'Mara        56    1994      Director since January 1994; President
                                          and Chief Operating Officer since
                                          March 1993; Vice President - Honeycomb
                                          and Advanced Products from 1991 to
                                          1993.  From 1987 to 1991, Mr. O'Mara
                                          served as managing director of
                                          Sprague-Brooks Associates.  He was
                                          Vice President and Chief Operating
                                          Officer of Gates Learjet Corporation
                                          from 1984 to 1987.

                             DIRECTOR          POSITIONS WITH COMPANY AND
NAME                    AGE   SINCE                BUSINESS EXPERIENCE
- ----                    ---   -----                -------------------

Lewis Rubin             56    1993      Director; Chairman of the Audit
                                          Committee; member of the Nominating
                                          Committee.  Mr. Rubin has been
                                          President and Chief Executive Officer
                                          of XTRA Corporation, a transportation
                                          equipment leasing company, since 1990.
                                          From February 1988 to March 1990, Mr.
                                          Rubin served as President of Lewis
                                          Rubin Associates, a consulting firm
                                          advising the transportation equipment
                                          industry.  Prior to February 1988, Mr.
                                          Rubin served as Chairman, President
                                          and Chief Executive Officer of Gelco
                                          CTI Container Services, a subsidiary
                                          of Gelco Corporation, a diversified
                                          international management services
                                          corporation, and as Executive Vice
                                          President of Gelco Corporation.  Mr.
                                          Rubin is also a Director of Oneita
                                          Industries, Inc.

George S. Springer      60    1993      Director; member of the Advanced
                                          Programs and Technology Committee;
                                          member of the Nominating Committee.
                                          Dr. Springer is Professor and Chairman
                                          of the Department of Aeronautics and
                                          Astronautics and, by courtesy,
                                          Professor of Mechanical Engineering
                                          and Professor of Civil Engineering at
                                          Stanford University.  Dr. Springer
                                          joined Stanford's faculty in 1983.


     (a)  EXECUTIVE OFFICERS

     Information concerning the executive officers of the registrant is contained in "Item 4A. Executive Officers of the Registrant" beginning on page 12 of this Form 10K and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in Item 11 will be contained in the definitive Proxy Statement of the Company. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in Item 12 will be contained in the definitive Proxy Statement of the Company. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 11, 1994, Mr. Rodney P. Jenks, Jr. became Vice President, General Counsel and Secretary of the Company. Prior to becoming an officer of the Company, Mr. Jenks was a partner in the law firm of Wendel, Rosen, Black, Dean & Levitan which, during 1993 and to date in 1994, provided legal services to the Company for which it was invoiced $92,011. Upon becoming an officer of the Company, Mr. Jenks resigned as a partner and currently serves as counsel to the law firm. Although the law firm continues to provide limited legal services to the Company (none of which are performed by Mr. Jenks), it is anticipated that these services will be less extensive during 1994 than during 1993. There are no currently proposed related transactions or any other related transactions during the prior fiscal year that require disclosure in this Form 10-K report.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.  FINANCIAL STATEMENTS
     The consolidated financial statements of the Company, notes thereto, financial statement schedules, independent auditors' report, and report of independent public accountants are listed on page 38 of this Form 10-K and are incorporated herein by reference.

b.  REPORTS ON FORM 8-K
     Current Report on Form 8-K dated December 9, 1993 related to the Registrant filing a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California, Oakland Division on December 6, 1993.

c.  EXHIBITS

EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------

   3.    1.  Restated Certificate of Incorporation of Hexcel Corporation(6)

         2. Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(6)

         3. Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock(7)

         4. Amended and Restated Bylaws of Hexcel Corporation dated as of August 30, 1993

   4. 1. Certificate of Incorporation of Hexcel Corporation, Articles 5 through 10 (See Exhibit 3-1)

         2. Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 3-2)

         3. Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock (See Exhibit 3-3)

         4. Amended and Restated Bylaws of Hexcel Corporation, Sections 3 through 11, 13 through 16, and 46 (See Exhibit 3-4)

EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------

         5.  Amendment to Bylaws of Hexcel Corporation (See Exhibit 3-4)

         6. Rights Agreement dated as of August 14, 1986, between Hexcel Corporation and Manufacturers Hanover Trust Company, as Successor Rights Agent(6)

         7. Amendment No. 1 dated October 18, 1988 to Rights Agreement between Hexcel Corporation and the Bank of California, N.A.

         8. Amendment No. 2 dated November 19, 1990 between Hexcel Corporation and Manufacturers Hanover Company, as successor Rights Agent(4)

         9. Amendment No. 3 dated December 18, 1990 between Hexcel Corporation and Manufacturers Hanover Company, as successor Rights Agent(5)

         10. Exemplar of Indenture between Hexcel Corporation and The Bank of California, N.A., Trustee, dated October 1, 1988

         11. Loan Agreement and Indentures-Industrial Development Bonds. These instruments are not filed herewith; the registrant agrees to furnish a copy of such instruments to the Commission upon request

   10.   Material Contracts:

         1. A. Note Agreement, as amended, dated December 9, 1977, $8,000,000 8-3/4% Notes

             B. Amendments dated April 25, 1978, April 30, 1980, January 6,
                1981, April 12, 1981, May 13, 1981, August 21, 1981, March 15,
                1982 and September 1, 1982, December 31, 1983, July 24, 1986 and August 25, 1986, to Note Agreement dated December 9, 1977, $8,000,000 8-3/4% Notes

         2. Consent Agreement dated March 31, 1993, relating to Amended and Restated Credit Agreement dated March 31, 1993, among Hexcel Corporation and the Banks named therein and Wells Fargo Bank, N.A., as Agent(7)

         3. Amended and Restated Credit Agreement dated March 31, 1993, among Hexcel Corporation and the Banks named therein and Wells Fargo Bank, N.A., as Agent(7)

         4. Letter of Credit and Reimbursement Agreement dated March 1, 1988, between Hexcel Corporation and Banque Nationale de Paris(7)

         5. Letter of Credit and Reimbursement Agreement dated December 1, 1989, between Hexcel Corporation and Banque Nationale de Paris(3)

             A. Amendment No. 1 to Letter of Credit and Reimbursement Agreement dated October 12, 1988, between Hexcel Corporation and Banque Nationale de Paris

EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------

             B. Amendment No. 2 to Letter of Credit and Reimbursement Agreement dated July 1, 1992, between Hexcel Corporation and Banque Nationale de Paris

             C. Amendment No. 3 to Letter of Credit and Reimbursement Agreement dated April 15, 1993, between Hexcel Corporation and Banque Nationale de Paris

         6. Note Agreement dated as of October 1, 1988, between Hexcel Corporation and Principal Mutual Life Insurance Company, $30,000,000 10.12% Senior Notes Due October 1, 1998

         7. Letter of Credit Reimbursement Agreement dated as of November 1, 1991, among Hexcel Corporation and Barclays Bank PLC

         8. Letter of Credit Reimbursement Agreement dated as of April 28, 1992, among Hexcel Corporation and Barclays Bank PLC as amended March 31, 1993

         9. Debtor in Possession Credit Agreement dated as of December 8, 1993, and amended January 3, 1994 and March 25, 1994, and amended
             April 11, 1994 by and between Hexcel Corporation and The CIT Group/Business Credit, Inc.

         10. Executive Compensation Plans and Arrangements

             A. Stock Option Plans

                (1) 1988 Management Stock Program(1)

                (2) Amendments to 1988 Management Stock Program(1)

                (3) 1988 Restricted Stock Agreement - Sample Agreement(1)

                (4) 1988 Directors' Discounted Stock Option Agreement - Sample
                    Agreement(1)

                (5) 1988 Discounted Stock Option Agreement - Sample Agreement(1)

                (6) 1988 Employees Nonqualified Stock Option Agreement - Sample
                    Agreement(2)

                (7) 1988 Officers' Nonqualified Stock Option Agreement - Sample
                    Agreement(1)

             B. Exemplar of Executive Deferred Compensation Agreement

             C. Exemplars of Incentive Plans(6)

             D. Exemplars of Contingency Employment Agreement

             E. Directors' Retirement Plan(7)

EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------

             F. Employment Agreement dated September 28, 1993 between Hexcel
                Corporation and John J. Lee

             G. Employment Agreement dated September 28, 1993 between Hexcel
                Corporation and John L. Doyle

   11.   Statement Regarding Computation of Per Share Earnings

   18. Preferability letter regarding change in accounting for inventories - Deloitte & Touche

   21.   Subsidiaries of Registrant

   23.   Consents of Experts and Counsel

         1.  Independent Auditors' Consent - Deloitte & Touche

         2.  Consent of Independent Public Accountants - Arthur Andersen & Co.


_______________

(1) Incorporated by reference to the Registration Statement of registrant on Post-Effective Amendment No. 1 to Form S-8 filed on May 11, 1988, No. 33-17025, pursuant to the Securities Act of 1933

(2) Incorporated by reference to the Registration Statement of registrant on Form S-8 filed on May 2, 1989, No. 33-28445, pursuant to the Securities Act of 1933

(3) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1989, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(4) Incorporated by reference to the Current Report of registrant on Form 8-K dated November 19, 1990, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(5) Incorporated by reference to the Current Report of registrant on Form 8-K dated December 18, 1990, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(6) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1991, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(7) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1992, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA.
                                    HEXCEL CORPORATION

APRIL 11, 1994                         By:  /s/ JOHN J. LEE
                                           ___________________________________
                                            John J. Lee, Chief Executive Officer

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


      SIGNATURE                       TITLE                            DATE
      ---------                       -----                            ----

     JOHN J. LEE              Chairman of the Board of           April 11, 1994
______________________     Directors and Chief Executive
    (John J. Lee)                     Officer
                           (PRINCIPAL EXECUTIVE OFFICER)

  WILLIAM P. MEEHAN     Vice President and Chief Financial       April 11, 1994
______________________                Officer
 (William P. Meehan)       (PRINCIPAL FINANCIAL OFFICER)


   WAYNE C. PENSKY                  Controller                   April 11, 1994
______________________       (CONTROLLER AND PRINCIPAL
  (Wayne C. Pensky)             ACCOUNTING OFFICER)

   THOMAS R. BROWN                   Director                    April 11, 1994
______________________
  (Thomas R. Brown)

   GARY L. DEPOLO                    Director                    April 11, 1994

______________________
  (Gary L. Depolo)

    JOHN L. DOYLE                    Director                    April 11, 1994
______________________
   (John L. Doyle)

   CYRUS H. HOLLEY                   Director                    April 11, 1994
______________________
  (Cyrus H. Holley)

  ROBERT D. KRUMME                   Director                    April 11, 1994
______________________
 (Robert D. Krumme)

  CHARLES A. LYNCH                   Director                    April 11, 1994
______________________
 (Charles A. Lynch)

      SIGNATURE                       TITLE                            DATE
      ---------                       -----                            ----


  DONALD J. O'MARA                   Director                    April 11, 1994
______________________
 (Donald J. O'Mara)

     LEWIS RUBIN                     Director                    April 11, 1994
______________________
    (Lewis Rubin)

 GEORGE S. SPRINGER                  Director                    April 11, 1994
______________________
(George S. Springer)

                                                                    Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference of our report dated April 11, 1994 (which report contains explanatory paragraphs regarding the uncertainties of Hexcel Corporation's bankruptcy proceedings, substantial doubt about Hexcel Corporation's ability to continue as a going concern, uncertainties regarding the future operations of Hexcel Corporation's wholly-owned Belgian subsidiary, Hexcel S.A., a change in accounting for postretirement benefits other than pensions, a change in accounting for income taxes and a change in accounting for domestic honeycomb and fabric inventories) appearing in this Annual Report on Form 10-K for the year ended December 31, 1993, in the following Registration Statements of Hexcel Corporation:

- -    No. 33-9763 on Form S-3 for the Dividend Reinvestment Plan,

- -    No. 33-49478 on Form S-8 for the 1988 Management Stock Program.



DELOITTE & TOUCHE


Oakland, California
April 11, 1994


                        ______________________________


                                                                    Exhibit 23.2


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the inclusion of our report dated February 4, 1992, in this Annual Report on Form 10-K for the year ended December 31, 1993 of Hexcel Corporation and the incorporation by reference of our report in the Registration Statement on Form S-3 for the Dividend Reinvestment Plan, filed on October 28, 1986, No. 33-9763 and in the Registration Statement on Form S-8 for the 1988 Management Stock Program, filed on July 10, 1992, No. 33-49478.



                                                           ARTHUR ANDERSEN & CO.


San Francisco, California
April 11, 1994

SELECTED FINANCIAL DATA


     The following table summarizes selected financial data for continuing operations(a) as of, and for, the five years ended December 31.


(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
- ----------------------------------------------------------------------------------------------------------------
                                                       1993         1992         1991         1990         1989
- ----------------------------------------------------------------------------------------------------------------
Net sales                                         $ 338,568    $ 386,289    $ 386,584    $ 382,743    $ 373,540
Gross margin                                         56,452       76,954       81,220       78,078       77,546
Restructuring expenses                               52,600       23,500           --           --           --
Depreciation and amortization                        15,840       15,734       15,421       13,305       16,342
Interest                                              9,135        8,695       11,433       10,712        8,501
Benefit (provision) for
  income taxes                                       (6,201)       6,349          174       (1,580)      (1,073)
Income (loss) from
  continuing operations                             (86,456)     (17,706)       4,771        2,856        2,104
- ----------------------------------------------------------------------------------------------------------------
Working capital(b)                                 $ 54,658     $ 69,337    $ 105,744    $ 105,701    $ 102,348
Total assets(b)                                     268,361      310,850      343,306      341,938      318,777
Long-term liabilities(c)                            169,948      125,630      140,317      131,543      112,531
Shareholders' equity                                 20,753      106,149      144,323      143,178      134,943
Capital expenditures                                  6,542       17,093       14,728       23,800       22,507
- ----------------------------------------------------------------------------------------------------------------
Amounts per share:
  Income (loss) from
    continuing operations(d)                       $ (11.79)     $ (2.43)      $ 0.67       $ 0.41       $ 0.30
  Cash dividends paid                                    --         0.44         0.44         0.44         0.44
  Shareholders' equity                                 2.84        14.55        20.16        20.29        19.35
- ----------------------------------------------------------------------------------------------------------------
Weighted average shares
  and equivalent shares                               7,330        7,272        7,146        7,010        6,958
Shares outstanding at
  year-end                                            7,310        7,296        7,158        7,057        6,975
- ----------------------------------------------------------------------------------------------------------------
Ratios:
  Gross margin                                         16.7%        19.9%        21.0%        20.4%        20.8%
  Long-term liabilities to
    total capital                                      89.1%        54.2%        49.3%        47.9%        45.5%
  Return on average assets                            (29.9)%       (5.4)%        1.4%         0.9%         0.7%
  Return on beginning equity                          (81.4)%      (12.3)%        3.3%         2.1%         1.6%
  Interest coverage(e)                                  N/A          N/A          1.4          1.4          1.4
- ----------------------------------------------------------------------------------------------------------------


(a) THE DATA EXCLUDE DISCONTINUED OPERATIONS, THE EXTRAORDINARY ITEM AND THE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES. SEE THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR FINANCIAL INFORMATION RELATED TO THESE ITEMS.
(b) THE DATA EXCLUDE NET ASSETS OF DISCONTINUED OPERATIONS.
(c) LONG-TERM LIABILITIES AS OF DECEMBER 31, 1993 INCLUDE LIABILITIES SUBJECT TO DISPOSITION IN BANKRUPTCY REORGANIZATION.
(d) PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER SHARE FOR ALL FIVE YEARS WERE THE SAME BECAUSE THE FULLY DILUTED COMPUTATION WAS ANTIDILUTIVE.
(e) INTEREST COVERAGE RATIO IS COMPUTED BY DIVIDING INTEREST INTO INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES PLUS INTEREST.


MANAGEMENT DISCUSSION AND ANALYSIS


RESTRUCTURING AND BANKRUPTCY REORGANIZATION

      The Company initiated a worldwide restructuring program in December 1992 and, accordingly, recorded a restructuring charge of $23.5 million. The restructuring was necessary due to several factors including a precipitous drop in aerospace build rates during the fourth quarter of 1992, anticipation of protracted weakness in the aerospace industry and the need to make aggressive cost reductions to operate profitably at lower sales levels. The initial restructuring program included reductions in excess manufacturing capacity and personnel, and a worldwide reorganization of sales, marketing and administration. In addition to the realignment and reduction of personnel in the U.S. and Europe, this program provided for the closure of the Graham, Texas honeycomb plant, which was announced in April 1993. The Company began moving manufacturing processes shortly thereafter, and expects the Graham facility to be closed completely during the second half of 1994.

      During the third quarter of 1993, Hexcel conducted a further evaluation of the adequacy of the restructuring program and existing reserves in light of declining business conditions in the Company's primary markets, including commercial aerospace. As a result of this evaluation and the continuing decline in aerospace sales, the Company significantly expanded the original restructuring program and recorded an additional restructuring charge of $50.0 million in the third quarter of 1993. The expanded restructuring is a response to deeper than anticipated declines in the aerospace market, and includes additional staff reductions, further consolidation of facilities in the U.S. and Europe, and write-downs of impaired assets. During the fourth quarter of 1993, an additional charge of $2.6 million was recorded in connection with the expanded restructuring program.

      Even after the Graham closure is complete, the Company has more production capacity than required for either current or projected sales levels, and needs to close additional facilities. The 1993 restructuring charges include the estimated costs of such closures, and the Company is currently evaluating which facilities to close. This process is complicated by the uncertain outlook for several product lines as well as aerospace industry requirements to "qualify" specific equipment and locations for the manufacture of certain products. These qualification procedures increase the complexity, cost and time of moving equipment while continuing to serve existing customers.

      Of the total of $76.1 million in 1993 and 1992 restructuring charges, approximately $40 million relates to noncash asset write-downs. These write-downs reflect expected losses on the disposition of facilities as well as the impairment of assets caused by the changed business environment. Based on current restructuring plans, estimated cash outlays for remaining restructuring activities as of December 31, 1993 are approximately $18 million. See Note 3 to the Consolidated Financial Statements for additional discussion.

      In order to fund the restructuring program and improve its capital structure, the Company needed substantial additional financing and a restructuring of its U.S. and European debt. Negotiations with existing senior U.S. lenders to obtain this financing and restructure the Company's domestic obligations were undertaken early in 1993 and continued throughout most of the year. Alternative sources of debt and equity financing were also pursued. The Company did secure commitments of credit facilities for its Belgian subsidiary through March 16, 1994, but was unable to obtain a consensus among the senior U.S. lenders on a debt restructuring plan for U.S. operations.

      The failure of these negotiations left the Company with insufficient cash availability to meet operating requirements and continue the restructuring program, as discussed further under "Financial Condition and Liquidity" below. As a result, on December 6, 1993, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws. The bankruptcy proceedings are limited to the U.S. parent company, Hexcel Corporation, which directly owns and operates substantially all U.S. assets and operations. The bankruptcy proceedings limit Hexcel Corporation's ability to provide direct financial support outside of the normal course of business to its joint ventures and international subsidiaries without the approval of the U.S. Bankruptcy Court. Furthermore, certain actions, including actions outside of the normal course of business, must be approved by the Bankruptcy Court. For a further discussion of the effect of bankruptcy on the Company and its rights and obligations under Chapter 11, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

      The Company incurred $0.6 million in costs associated with bankruptcy proceedings in December of 1993. Legal and professional fees to be incurred as a result of bankruptcy proceedings are expected to be significant.


RESULTS OF OPERATIONS

      The 1993 loss from continuing operations was $86.5 million or $11.79 per share. This compares with a loss from continuing operations of $17.7 million in 1992 and income from continuing operations of $4.8 million in 1991. The net loss for 1993, including discontinued operations and the cumulative effects of accounting changes, was $86.0 million or $11.73 per share. The net loss was $29.3 million in 1992 and net income was $4.3 million in 1991.

      The 1993 loss from continuing operations includes additional restructuring charges of $52.6 million for a major expansion of the restructuring program begun in December 1992. The loss also includes other expenses of $12.8 million for the write-down of certain assets and increases in reserves for warranties and environmental matters on property previously owned. The impairment of assets was due primarily to the bankruptcy proceedings, continued changes in business conditions and depressed real estate prices on property held for sale. In addition, the Company recorded a $10.9 million reserve in 1993 to reflect the adverse impact of the bankruptcy proceeding of Hexcel Corporation and ongoing operating losses on the potential realization of deferred income tax benefits. The 1992 results include a $23.5 million restructuring charge and other income of $3.0 million from the settlement of a patent infringement case, as well as a $1.4 million gain from the settlement of interest rate swap agreements.

      During the fourth quarter of 1993, the Company changed to the first-in, first-out ("FIFO") method of accounting for substantially all inventories. The FIFO method provides a more meaningful presentation of the Company's financial position by reflecting inventories at more recent costs, which provides more relevant information about the Company's business condition. The effect of this change on domestic honeycomb and fabric inventories, which were previously valued using the last-in, first-out method, has been applied to prior years by retroactively restating the consolidated financial statements as required by generally accepted accounting principles. In 1993, the Company recorded a one-time, cumulative benefit of $4.5 million from the adoption of a new accounting standard for income taxes. In 1992, the Company recorded a one-time charge of $8.1 million to reflect the adoption of a new accounting standard for postretirement benefits. 1992 results also include an extraordinary gain of $1.0 million on the redemption of $7.3 million of convertible subordinated debentures at a discount. Losses from discontinued operations, which have now been sold, totaled $4.0 million, $4.5 million and $0.5 million in 1993, 1992 and 1991, respectively.

      The downturn in the worldwide commercial aerospace business, which accelerated in the fourth quarter of 1992, continued throughout 1993. This downturn, which is not expected to reverse in 1994, has been a major factor in the declining sales and substantial operating losses experienced by the Company since the end of 1992. The ongoing decline in military procurement, including military aerospace orders, has also contributed to the deterioration in the Company's operating results. Furthermore, while non-aerospace markets in the U.S. stabilized during 1993, general economic conditions in Europe did not improve. Many of the markets the Company serves within Europe remain depressed, although some markets such as electrical products strengthened during the year.

      Headcount reductions from December 31, 1992 to February 28, 1994, have totaled 710 people, to 2,340 employees at February 28, 1994.


SALES

      Sales from continuing operations were $338.6 million in 1993, compared with $386.3 million in 1992 and $386.6 million in 1991. The 12% decline from 1992 to 1993 is primarily attributable to the downturn in the worldwide commercial aerospace market, which accelerated during the fourth quarter of 1992. Sales in the fourth quarter of 1993 of $80.3 million were down 9% from the fourth quarter of 1992, and were 17% less than fourth quarter sales two years ago. Customers within the aerospace market have responded to lower build rates for commercial aircraft by canceling orders, delaying shipments and reducing inventories to match future operating levels. The military aerospace market has also been in decline, reflecting Administration and Congressional pressure to reduce military spending. The Company continued to pursue other markets for its products during the year.

      Sales in the U.S. were $193.6 million in 1993, down 10% from $216.2 million in 1992. The decline in U.S. sales was attributable to the decline in the commercial and military aerospace markets. Sales to the U.S. recreation market increased, but fabrics sales were lower due to the transfer of the Company's Knytex operations to a corporate joint venture with Owens-Corning on June 30, 1993. Knytex sales of $7.0 million during the first half of the year are included in the consolidated sales total, while second half sales are not.

      International sales were $144.9 million for 1993 compared with $170.1 million in 1992. Decreased aerospace sales were only partially offset by improved sales to the recreation and electrical markets. In addition, sales to the European architectural market were weak as the construction industry, especially in Germany, remained in a deep recession. Part of the international sales decline is due to currency exchange rates. The Belgian and French francs declined approximately 7% against the dollar from 1992 to 1993; accordingly, sales from the Company's primary international subsidiaries were reduced when translated into U.S. dollars.

      Sales in 1992 were essentially unchanged from 1991. U.S. sales increased by $5.7 million which neutralized a corresponding international sales decrease. The U.S. sales increase was due mainly to graphite honeycomb shipments in early 1992. The international sales decline was attributable to depressed aerospace sales in Europe.

COMMERCIAL AEROSPACE SALES
      Worldwide sales of $132.6 million in 1993 were down 20% from sales of $166.4 million in 1992. The commercial aerospace market began to deteriorate in 1992 and the slow-down continued throughout 1993.

Reacting to order cancellations from many airlines, major aircraft manufacturers announced a series of build rate reductions worldwide. Additionally, most of these manufacturers announced significant personnel reductions and initiated ongoing efforts to reduce inventories and shorten production lead times. These actions indicate that this is not a temporary decline in the commercial aerospace market.

      Declining build rates and associated inventory reductions have resulted in the cancellation and delay of orders for several of the Company's aerospace products. While sales of individual products, such as graphite honeycomb and certain composites products, have increased in response to the production of new wide-bodied aircraft, the majority of products sold to the commercial aerospace market declined. The shrinking commercial aerospace market has intensified competition among suppliers for remaining business. This has resulted in price pressure and margin declines on competitive products which the Company provides to this market.

SPACE AND DEFENSE SALES
      Worldwide sales in 1993 decreased to $55.8 million from $59.4 million in 1992. This decline continues a trend which began in 1988 when sales to the space and defense market exceeded $100.0 million. The Company expects this trend to continue and is currently evaluating its future involvement in these markets. The disposition of the current Administration and Congress is toward a general reduction in military spending, and several of the military aerospace programs in which the Company has participated in the past, including the B-2 program, are being reduced or eliminated. For further discussion of the Company's space and defense business, see "Markets and Customers" in this Form 10-K.

GENERAL INDUSTRIAL AND OTHER SALES
      Worldwide sales were $150.1 million in 1993 compared with $160.5 million in 1992. For the first time in recent Company history, sales to general industrial markets exceeded sales to the commercial aerospace market. Products provided to non-aerospace customers included honeycomb, advanced composites, reinforcement fabrics and resins. Sales of new products introduced within the last three years continued to grow, as did sales to Reebok for use in athletic shoes. The sale of honeycomb panels for trains built for the Channel Tunnel peaked in 1993 following project delays in 1992. Demand for graphite composite tape used in golf club shafts rose as manufacturers pursued improved performance, and fabric sales to the electrical market increased as demand for circuit boards grew. Sales of material for ballistic purposes, such as bulletproof vests, increased as a result of the receipt of three large contracts.

      The formation of the corporate joint venture with Owens-Corning reduced sales of stitchbonded fabrics in the U.S. as sales during the second half of the year went to the joint venture. Decorative fabric sales declined, primarily in Europe, because of the slump in the construction industry. Hexcel's penetration of the U.S. decorative market is still in the embryonic stage. Resin product sales declined nearly 16% to $27.9 million in 1993. Approximately two-thirds of resin product sales are in Europe, and most of the sales decline was due to currency exchange rates. U.S. resin sales also declined due to general aerospace and other industry trends. The Company has commenced discussions with interested parties for the sale of the Resins business, although no agreement has yet been reached.

      The Company continues to focus on the development of products for the general industrial, recreation, transportation, and other non-aerospace markets. Increased sales to these markets are needed to lessen the Company's dependence on commercial aerospace and space and defense markets.

GROSS MARGIN

      Gross margin for 1993 declined to 16.7% from 19.9% in 1992 and 21.0% in 1991. The gross margin decline resulted primarily from lower sales volumes and continued pricing pressures due to industry overcapacity in aerospace markets. The 12% sales decline in 1993 created additional excess capacity for the Company. Although the closure of the Company's Graham, Texas plant began in April 1993, the impact of reduced manufacturing overhead costs did not begin to materialize until the fourth quarter. The Graham closure will not be completed until the second half of 1994. For a period of time, the Company was required to maintain overlapping overhead while manufacturing processes were being transferred to other plants. In addition, many of the new products developed for non-aerospace markets have not commanded premium prices due to strong competition. At the same time, shrinking aerospace markets have generated increased competition for remaining business which has created pricing pressures on competitive products.


MARKETING, GENERAL AND ADMINISTRATIVE (M,G&A) EXPENSES

      M,G&A expenses decreased $10.3 million from 1992 to 1993, a decline of 14%. M,G&A expenses were 18.2% of sales in 1993, 18.6% in 1992 and 16.9% in 1991. The decrease in 1993 was a result of significant headcount reductions made during the year in an effort to mitigate the effects of declining sales. These headcount reductions were achieved through a reorganization of sales and administrative functions to reduce redundancies and inefficiencies. In addition, the Company restricted spending due to its tight cash position, particularly in the second half of the year.

      M,G&A expenses increased by $6.6 million from 1991 to 1992 because of several significant expenses, including bad debt write-offs and legal and environmental reserves.

      M,G&A expenses include research and development expenses which were $8.7 million in 1993 or 2.6% of sales, approximately the same level as in 1992 and 1991. Successful research and development activities are critical to the Company's future, and the need to invest in effective research and development must be balanced against the need to reduce expenditures.


INTEREST

      1993 interest expenses were $9.1 million, 5% higher than in 1992. Excluding a $1.4 million gain in 1992 from the settlement of interest rate swap agreements, interest expenses actually declined by 9% from 1992 to 1993. This decline is attributable to lower average interest rates on variable rate debt, as well as the full-year benefit from the repurchase of $7.3 million of convertible subordinated debentures during the second quarter of 1992. In addition, borrowings under the U.S. revolving credit agreement were limited to $12.0 million throughout the year. Interest reductions were partially offset by additional borrowings by Hexcel S.A., the Company's Belgian subsidiary, to finance losses and restructuring activities.

      1992 interest expenses of $8.7 million were 24% lower than in 1991. In addition to the $1.4 million gain noted above, 1992 expenses benefited from declining interest rates and the reduction of $19.3 million in debt from the cash proceeds from the sale of the U.S. fine chemicals business in 1991.

      Capitalized interest was $0.2 million in 1993, $0.3 million in 1992, and $1.1 million in 1991. The decline in interest capitalization reflects the reduction in long-term capital projects undertaken by the Company.


INCOME TAXES

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The cumulative effect of adopting this standard was the recognition of a deferred income tax benefit of $4.5 million, which was recorded in the first quarter of 1993. During 1993, substantial uncertainty developed as to the realization of the deferred income tax benefits recognized in connection with SFAS 109. As a result, the Company recorded a $10.9 million adjustment to the valuation allowance to reduce the recorded value of these benefits to zero as of December 31, 1993. The adjusted valuation allowance reflects the Company's assessment that the bankruptcy proceedings of Hexcel Corporation and ongoing operating losses have impaired the realization of deferred income tax benefits. See Note 13 to the Consolidated Financial Statements for additional discussion.

      The 1993 tax provision was computed in accordance with SFAS 109. The recognition of a $6.2 million provision on an $80.3 million loss from continuing operations before taxes reflects the valuation allowance noted above. The 1992 and 1991 tax benefits of $6.3 million and $0.2 million, respectively, were computed in accordance with Accounting Principles Board Opinion No. 11 ("APB 11"), which was superseded by SFAS 109. The effective rate of these tax benefits were 26% and 4%, respectively, and reflect the impact of 1992 operating losses and international tax incentives and credits, to the extent allowable by APB 11.


HEXCEL S.A. (BELGIUM)

      The restructuring program initiated by the Company in 1992 and expanded in 1993 includes certain actions at Hexcel S.A., a wholly-owned Belgian subsidiary. Due to depressed European business conditions, particularly in the aerospace industry, Hexcel S.A. has been operating at a loss. Furthermore, interest costs are consuming cash as are the restructuring activities necessary to return the subsidiary to profitability. Hexcel S.A. is also investigating alleged product claims which could require additional cash outlays.

      Hexcel S.A. is currently in negotiations with its existing lenders regarding the commitment of credit facilities which expired beginning on March 16, 1994. Four of the five existing lenders have agreed to a stand still until April 30, 1994, subject to the Parent Company making satisfactory progress toward obtaining authorization from the Bankruptcy Court to invest additional funds and recapitalize Hexcel S.A. Discussions with the fifth lender are continuing. There is no assurance that the Bankruptcy Court will authorize the investment of additional funds or the recapitalization of Hexcel S.A., or that the existing lenders will continue to extend their short-term credit agreements for any specified length of time. As a result, Hexcel S.A.'s ability to continue as a going concern is subject to its obtaining needed financing, as well as resolving alleged product claims and successfully implementing required restructuring initiatives.

      Hexcel S.A. is an integral component of the Company's worldwide competitiveness, particularly in commercial aerospace. If Hexcel S.A. is unable to continue as a going concern, management believes that this would have a material adverse effect on the Company's U.S. and international operations.

JOINT VENTURES AND DIVESTITURES

      The Company entered into a joint venture with Owens-Corning in June 1993. The venture is a strategic alliance which combines the stitchbonding capability of Hexcel with the reinforcement glass manufacturing, marketing and distribution expertise of Owens-Corning to produce and market stitchbonded fabrics worldwide. The venture began operations in July 1993 after the Company sold 50% of the Knytex business to Owens-Corning and contributed the remaining 50% to the venture. The Company received proceeds of $4.5 million and recorded a gain of approximately $1.5 million related to the sale. The Company owns 50% of the Knytex venture, which had revenues during the six months ended December 31, 1993 of $6.8 million.

      The Company entered into a joint venture with Fyfe Associates in October 1992. Hexcel-Fyfe will sell and apply high strength architectural wrap for the seismic retrofitting and strengthening of bridges and other structures. The major January 17, 1994 earthquake in Los Angeles demonstrated the capability of the product, as certain test sites near the epicenter survived with no damage. The Company owns 40% of the venture, and Fyfe Associates owns the remainder. Revenues of the venture were not significant in 1993 or 1992.

      In 1990, the Company entered into a joint venture with Dainippon Ink and Chemicals for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. Construction of a manufacturing facility in Komatsu, Japan began in 1992. The facility began production of material for qualification in 1993 with the qualification process expected to run through 1994. The Company owns 50% of this venture.

      In March 1992, the Company sold the fine chemicals business located in Zeeland, Michigan. In January 1994, the Company sold the fine chemicals business located in Teesside, England, which completes the divestiture of discontinued operations. See Note 14 to the Consolidated Financial Statements for additional discussion.


FINANCIAL CONDITION AND LIQUIDITY

EVENTS LEADING TO BANKRUPTCY REORGANIZATION
      As a result of the $30.6 million loss from continuing operations before income taxes in the fourth quarter of 1992, which included a $23.5 million restructuring charge, the Company was not in compliance with certain financial covenants of its U.S. revolving bank credit and other U.S. financing agreements. In March 1993, the Company entered into a new revolving credit agreement which reduced the amount available for borrowing from $35.0 million to the amount then borrowed of $12.0 million; shortened the maturity of the facility by two years to March 15, 1994; required the Company to provide by July 31, 1993 collateral consisting of substantially all U.S. assets; and revised certain financial covenants. Due to operating losses incurred during the first half of 1993, and the inability to proceed with a planned acquisition, the Company was not in compliance as of June 30, 1993 with the revised financial covenants which had included the benefits of this acquisition. Waivers for noncompliance of a financial covenant and the covenant to provide collateral were obtained from the U.S. lenders through September 15, 1993.

      Operating losses continued during the third quarter of 1993 and, as a result of no additional borrowing capacity under existing U.S. credit agreements, the Company was required to extend U.S. trade payables from $9.5 million at December 31, 1992 to $23.9 million as of August 31, 1993. Ongoing negotiations with the existing senior U.S. lenders failed to produce an agreement, and the September 15, 1993 waiver deadline expired with the Company in noncompliance. No additional waivers were granted although negotiations continued. The Company was able to finance its activities during September and October primarily as a result of receiving approximately $9.6 million from the accelerated collection of amounts due under long-term contracts and the settlement of a terminated contract.

      Restructuring costs and operating losses continued in the fourth quarter and the Company was required to reduce its accounts payable as a result of more restrictive credit terms imposed by many suppliers. The resulting consumption of cash was partially offset by efforts to control spending, reduce accounts receivable and inventory levels, limit restructuring actions to those items already in progress and limit capital expenditures to minimum levels. The Company's trade vendors were becoming increasingly concerned over the protracted extension of their payments and reports of the Company's financial distress, as well as the lack of an agreement with the senior U.S. lenders to restructure outstanding debt and obtain additional financing.

      By mid-November, the Parent Company was operating at critically low levels of cash without any remaining credit availability, having extended payments to trade vendors. As discussed on page 28, negotiations with existing senior U.S. lenders and other potential investors ultimately failed, and the Parent Company filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws on December 6, 1993.

      Federal bankruptcy laws prohibit Hexcel Corporation from paying almost all prepetition liabilities without the approval of the Bankruptcy Court. The effect of this prohibition was to increase the amount of available cash between December 6 and the end of the year, as Hexcel Corporation continued to generate cash proceeds from product sales without satisfying prepetition debts. This was partially offset by many vendors requiring cash in advance for purchases. As of December 31, 1993, the Company had cash and equivalents of approximately $12.9 million, including $7.9 million in the U.S.

      Prior to the Chapter 11 filing, Hexcel Corporation arranged for a debtor-in-possession revolving credit line from The CIT Group / Business Credit, Inc. On January 28, 1994, the Bankruptcy Court granted final approval for the use of this credit facility. The amount available for borrowing is based on the outstanding balance of eligible U.S. receivables and inventories, up to a maximum of $35.0 million. This credit line is secured by substantially all of the Company's U.S. assets, enjoys superpriority over virtually all other claims, and is subject to a number of financial covenants and restrictions. As of December 31, 1993, the Company had not borrowed against this credit line. The Company believes it will begin to borrow against this facility during the second quarter of 1994.

      The Company expects that the debtor-in-possession revolving line of credit will be sufficient to finance the Parent Company's operations and restructuring activities while it remains under bankruptcy protection. This credit facility expires in two years or upon confirmation of a plan of reorganization, at which time all outstanding borrowings become immediately due and payable. Consequently, the Company must secure long-term postconfirmation financing in connection with the reorganization of Hexcel Corporation.

HEXCEL S.A..
      As noted under "Hexcel S.A. (Belgium)" above, the Company's Belgian subsidiary is currently in negotiations with existing lenders regarding the commitment of credit facilities which expired beginning on March 16, 1994. If Hexcel S.A. is unable to obtain needed financing, it may be unable to continue as a going concern for a reasonable period of time.

CURRENT FINANCIAL CONDITION AND LIQUIDITY
      Total credit lines, excluding U.S. credit lines subject to bankruptcy reorganization, were approximately $63.8 million at December 31, 1993. $35.0 million of this total was the debtor-in-possession revolving line of credit, and the remaining $28.8 million was comprised of various credit lines extended to the Company's European subsidiaries, including Hexcel S.A., of which $7.2 million was available for borrowing by those subsidiaries for their activities. The debtor-in-possession credit line cannot be used to provide direct financial support outside of the normal course of business to joint ventures or European subsidiaries without the prior consent of the Bankruptcy Court.

      Operating activities including capital expenditures and restructuring charges, but before working capital changes, consumed $23.5 million of cash in 1993, $11.0 million in 1992, and $1.7 million in 1991. The consumption of cash in 1993 and 1992 was offset by working capital improvements of $28.1 million in 1993 and $25.0 million in 1992. Much of the net increase in cash in 1993 occurred shortly after the bankruptcy filing, as prepetition obligations were stayed by the Bankruptcy Court, while December 1993 accounts receivable collections were strong. The working capital improvements in 1993 were due to lower accounts receivable and inventory levels from declining sales and improved working capital controls, as well as the deferral of payments on U.S. accounts payable during the year. The Company also obtained cash from additional borrowings on European credit lines and from the proceeds from the sale of 50% of the Knytex operation to Owens-Corning. In 1992, the Company used the proceeds from the sale of the U.S. fine chemicals business of $19.3 million to pay down debt.

      Working capital from continuing operations decreased to $54.7 million at the end of 1993 from $69.3 million at the end of 1992 and $105.7 million at the end of 1991. The 1993 reduction is primarily attributable to continuing sales declines, working capital controls and asset write-downs, partially offset by the increase in cash and the reclassification of short-term prepetition obligations to non-current liabilities subject to disposition in bankruptcy reorganization. The 1992 working capital reduction was largely due to the sudden sales decline in the fourth quarter and the implementation of working capital controls throughout the year. Most of the reduction occurred in accounts receivable and inventory.

      Capital expenditures were $6.5 million in 1993 compared with $17.1 million in 1992 and $14.7 million in 1991. The substantial decline in capital spending during 1993 reflects the ongoing effort to conserve cash which began early in the year. The Company has limited capital spending to outlays required by regulatory requirements and the replacement and upgrade of essential existing equipment. Until Hexcel Corporation emerges from bankruptcy proceedings and adequate long-term financing is in place, the Company does not expect capital expenditures to significantly increase above 1993 spending levels.

      Cash requirements to complete the current restructuring program are expected to total approximately $18 million. Funding for these costs will come from the debtor-in-possession revolving line of credit while in bankruptcy proceedings, and funding after bankruptcy proceedings will be provided as part of the reorganization plan.

MARKET SUMMARY


      The following tables summarize net sales by market and by international operations for continuing operations(a) for the five years ended December 31.

Net Sales by Market


- ------------------------------------------------------------------------------------------
                                     1993        1992        1991        1990        1989
- ------------------------------------------------------------------------------------------
Commercial aerospace                  39%         43%         44%         44%         41%
General industrial and
  other                               45%         42%         39%         38%         35%
Space and defense                     16%         15%         17%         18%         24%
- ------------------------------------------------------------------------------------------
                                     100%        100%        100%        100%        100%
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------
International Operations
- ------------------------------------------------------------------------------------------
International net sales(b)      $ 144,927   $ 170,118   $ 176,094   $ 174,636   $ 151,839
Percentage of net sales               43%         44%         46%         46%         41%
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------


(a) THE DATA EXCLUDE DISCONTINUED OPERATIONS. SEE THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR FINANCIAL INFORMATION ON DISCONTINUED OPERATIONS.
(b) NET SALES OF INTERNATIONAL SUBSIDIARIES AND U.S. EXPORTS, IN THOUSANDS.


CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Description                                                              Page
- --------------------------------------------------------------------------------
Management Responsibility for Financial Statements                        39
Independent Auditors' Report                                            40 - 41
Report of Independent Public Accountants                                  42
Consolidated Financial Statements:
   Consolidated Statements of Operations:
     Three years ended December 31, 1993                                  43
   Consolidated Balance Sheets:  December 31, 1993 and 1992               44
   Consolidated Statements of Shareholders' Equity:
     Three years ended December 31, 1993                                  45
   Consolidated Statements of Cash Flows:
     Three years ended December 31, 1993                                  46
   Notes to the Consolidated Financial Statements                       47 - 68
Financial Statement Schedules for the three years ended
  December 31, 1993:
    V.  Property, Plant and Equipment                                     69
   VI.  Accumulated Depreciation and Amortization of Property,
          Plant and Equipment                                             70
   IX.  Short-Term Borrowings                                             71
    X.  Supplementary Income Statement Information                        72
Exhibit 11. Statement Regarding Computation of Per Share
              Earnings (Unaudited)                                        73

     Financial statement schedules other than those listed above have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS


     Hexcel management has prepared and is responsible for the consolidated financial statements and the related financial data contained in this report. These financial statements were prepared in accordance with generally accepted accounting principles. Management uses its best judgment to ensure that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

     The Company maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are safeguarded and accounted for properly. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed benefits derived from control.

     The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of the Company. These reports and practices are reviewed regularly by management and by the independent auditors, Deloitte & Touche, in connection with the audit of the Company's financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent auditors.



          JOHN J. LEE
- -------------------------------
         (John J. Lee)
    CHIEF EXECUTIVE OFFICER



       WILLIAM P. MEEHAN
- -------------------------------
      (William P. Meehan)
    CHIEF FINANCIAL OFFICER

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Hexcel Corporation:

     We have audited the accompanying consolidated balance sheets of Hexcel Corporation (Debtor-in-Possession) and subsidiaries (collectively the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 1993 and 1992 listed in the index on page 38. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 1993 and 1992 consolidated financial statements present fairly, in all material respects, the financial position of Hexcel Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1993 and 1992 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

     We also audited the adjustments described in Note 4 that were applied to restate the 1991 financial statements to give retroactive effect to the change in the method of accounting for domestic honeycomb and fabric inventories to the first-in, first-out method from the last-in, first-out method. In our opinion, such adjustments are appropriate and have been properly applied.

     As discussed in Notes 1 and 2, Hexcel Corporation has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1,2,3 and 6, the Company's recurring losses from operations and future need for new financing raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (a) return to profitability based on a successful implementation of its plan for restructuring operations and (b) obtain new financing when needed to repay anticipated borrowings against the U.S. debtor-in-possession line of credit, which are necessary to pay for restructuring activities. Any borrowings against the U.S. debtor-in-possession line of credit are due upon the earlier of December 1995 or confirmation by the U.S. Bankruptcy Court of a plan of reorganization. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     As discussed in Note 16 to the consolidated financial statements, Hexcel S.A. (a Belgium company), a wholly-owned subsidiary of Hexcel Corporation, is experiencing substantial operating and financial difficulties. Additionally, Hexcel Corporation is unable to provide direct financial support outside of the normal course of business to this subsidiary without U.S. Bankruptcy Court approval, which raises substantial doubt about Hexcel S.A.'s ability to continue as a going concern. The ultimate outcome of these uncertainties is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

     As discussed in Note 1 to the consolidated financial statements, the Company (1) in 1992 changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106, (2) in 1993 changed its method of accounting for domestic honeycomb and fabric inventories from the last-in, first-out method to the first-in, first-out method, and (3) changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No.
109. The 1992 and 1991 consolidated financial statements have been retroactively restated for the change in accounting for domestic honeycomb and fabric inventories.




DELOITTE & TOUCHE
Oakland, California
April 11, 1994

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hexcel Corporation:

     We have audited the consolidated statement of operations, shareholders' equity, and cash flows of Hexcel Corporation and subsidiaries for the year ended December 31, 1991 prior to the restatement (and, therefore, are not presented herein) for the change in accounting for certain inventories from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method as described in
Note 4 to the restated consolidated financial statements. These consolidated financial statements and the schedules referred to below are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hexcel Corporation and subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 38 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules for the year ended December 31, 1991 have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     ARTHUR ANDERSEN & CO.

San Francisco, California
February 4, 1992


HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


- ------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, (In thousands, except per share data)                                  1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                $  338,568     $  386,289     $  386,584
Cost of sales                                                                              (282,116)      (309,335)      (305,364)
- ------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                 56,452         76,954         81,220
Other operating costs and expenses:
    Marketing, general and administrative expenses                                          (61,551)       (71,806)       (65,190)
    Restructuring expenses                                                                  (52,600)       (23,500)            --
    Other income (expenses)                                                                 (12,780)         2,992             --
- ------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                     (70,479)       (15,360)        16,030
Interest expenses                                                                            (9,135)        (8,695)       (11,433)
Bankruptcy reorganization expenses                                                             (641)            --             --
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                                (80,255)       (24,055)         4,597
Benefit (provision) for income taxes                                                         (6,201)         6,349            174
- ------------------------------------------------------------------------------------------------------------------------------------
            Income (loss) from continuing operations                                        (86,456)       (17,706)         4,771

Discontinued operations:
    Losses during phase-out period, net of benefit for income taxes
        of $383 in 1993, $1,139 in 1992 and $546 in 1991                                     (4,039)        (4,472)          (508)
- ------------------------------------------------------------------------------------------------------------------------------------
            Income (loss) before extraordinary item and cumulative effects
                of accounting changes                                                       (90,495)       (22,178)         4,263

Extraordinary item:
    Gain on redemption of convertible subordinated debentures,
        net of provision for income taxes of $492 in 1992                                        --            956             --
- ------------------------------------------------------------------------------------------------------------------------------------
            Income (loss) before cumulative effects of accounting changes                   (90,495)       (21,222)         4,263

Cumulative effects of accounting changes:
    Postretirement benefits other than pensions, net of
        benefit for income taxes of $4,148 in 1992                                               --         (8,052)            --
    Income taxes                                                                              4,500             --             --
- ------------------------------------------------------------------------------------------------------------------------------------
            Net income (loss)                                                            $  (85,995)    $  (29,274)    $    4,263
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share and equivalent share:
Primary and fully diluted:
    Continuing operations                                                                $   (11.79)    $    (2.43)    $     0.67
    Discontinued operations                                                                   (0.55)         (0.62)         (0.07)
    Extraordinary item                                                                           --           0.13             --
    Cumulative effects of  accounting changes                                                  0.61          (1.11)            --
- ------------------------------------------------------------------------------------------------------------------------------------
            Net income (loss)                                                            $   (11.73)    $    (4.03)    $     0.60
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                                                 7,330          7,272          7,146
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


- ----------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                   1993           1992
- ----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents                                                   $     12,877    $     2,449
  Accounts receivable                                                          67,595         78,803
  Inventories                                                                  47,284         61,074
  Prepaid expenses                                                              4,562          9,623
  Net assets of discontinued operations                                            --          3,541
- ----------------------------------------------------------------------------------------------------
    Total current assets                                                      132,318        155,490
- ----------------------------------------------------------------------------------------------------
Property, plant and equipment:
  Land                                                                          4,660          6,223
  Buildings                                                                    62,020         67,806
  Equipment                                                                   167,802        179,912
- ----------------------------------------------------------------------------------------------------
                                                                              234,482        253,941
  Less accumulated depreciation                                               119,814        115,670
- ----------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                         114,668        138,271
- ----------------------------------------------------------------------------------------------------
Investments and other assets                                                   21,375         20,630
- ----------------------------------------------------------------------------------------------------
    Total assets                                                         $    268,361   $    314,391
- ----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities          $     24,632   $     21,925
  Accounts payable                                                             12,816         20,587
  Accrued liabilities                                                          40,212         40,100
- ----------------------------------------------------------------------------------------------------
    Total current liabilities                                                  77,660         82,612
- ----------------------------------------------------------------------------------------------------
Long-term notes payable and capital lease obligations                           5,168         95,569
Deferred liabilities                                                           44,848         30,061
Liabilities subject to disposition in bankruptcy reorganization               119,932             --
- ----------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $0.01 par value, authorized 20,000 shares,
    shares issued and outstanding of 7,310 in 1993 and 7,296 in 1992               73             73
  Additional paid-in capital                                                   62,562         62,292
  Retained earnings (accumulated deficit)                                     (42,744)        43,251
  Minimum pension obligation adjustment                                          (646)            --
  Cumulative currency translation adjustment                                    1,508            533
- ----------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                 20,753        106,149
- ----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                           $    268,361   $    314,391
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED                                         COMMON STOCK                          RETAINED        MINIMUM      CUMULATIVE
DECEMBER 31,                                   ----------------------      ADDITIONAL     EARNINGS        PENSION       CURRENCY
1993, 1992 AND 1991                            OUTSTANDING                   PAID-IN    (ACCUMULATED    OBLIGATION     TRANSLATION
(IN THOUSANDS)                                   SHARES        AMOUNT        CAPITAL      DEFICIT)      ADJUSTMENT     ADJUSTMENT
- -----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1991                          7,057        $    71    $    59,968   $     74,519             --    $     8,620
Net income                                           --             --             --          4,263             --             --
Common stock issued for employee and
  shareholder stock plans                           101              1            964             --             --             --
Cash dividends on common stock                       --             --             --         (3,102)            --             --
Currency translation adjustment                      --             --             --             --             --           (981)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                        7,158             72         60,932         75,680             --          7,639
Net loss                                             --             --             --        (29,274)            --             --
Common stock issued for employee and
  shareholder stock plans                           138              1          1,360             --             --             --
Cash dividends on common stock                       --             --             --         (3,155)            --             --
Currency translation adjustment                      --             --             --             --             --         (7,106)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                        7,296             73         62,292         43,251             --            533
Net loss                                             --             --             --        (85,995)            --             --
Common stock issued for employee and
  shareholder stock plans                            14             --            270             --             --             --
Minimum pension obligation adjustment                --             --             --             --     $     (646)
Currency translation adjustment                      --             --             --             --             --            975
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                        7,310        $    73    $    62,562   $    (42,744)    $     (646)   $     1,508
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



- ------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, (In thousands)                                                        1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash flows from continuing operations:
     Income (loss) from continuing operations                                              $(86,456)      $(17,706)        $4,771
     Reconciliation to net cash provided by continuing operations:
        Depreciation and amortization                                                        15,840         15,734         15,421
        Provision for deferred taxes                                                          5,127         (6,265)         2,234
        Restructuring and other expenses                                                     65,380         23,500             --
        Gain from settlement of interest rate swap                                               --         (1,361)            --
        Changes in assets and liabilities:
            Decrease in accounts receivable                                                   7,865         19,191             56
            (Increase) decrease in inventories                                                5,014         15,772            (83)
            (Increase) decrease in prepaid expenses                                          (1,990)         2,045          1,105
            (Increase) decrease in other long-term assets                                        40         (2,076)        (5,147)
            Increase  (decrease) in accounts payable and  accrued liabilities                16,892        (12,009)        (1,983)
            Decrease in other long-term liabilities                                          (1,468)        (5,043)        (4,247)
            Decrease in restructuring accrual                                               (15,438)          (665)            --
            Increase in accrued bankruptcy reorganization expenses                              366             --             --
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by continuing operations                                           11,172         31,117         12,127
        Net cash used by discontinued operations                                               (498)        (2,986)        (5,505)
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                            10,674         28,131          6,622
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                     (6,542)       (17,093)       (14,728)
    Proceeds from equipment sold                                                                764            752            220
    Investments in joint ventures                                                            (1,750)          (500)          (450)
    Proceeds from sale of business                                                            4,500             --             --
    Proceeds from disposal of discontinued operations                                           500         19,262             --
    Proceeds from settlement of interest rate swap agreements                                    --          1,818             --
    Other                                                                                        --             --            156
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by  investing activities                                    (2,528)         4,239        (14,802)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                                     --         21,904         54,346
    Payments of long-term debt, including current maturities                                 (4,375)       (43,801)       (43,327)
    Repurchase of convertible subordinated debentures                                            --         (5,487)            --
    Proceeds (payments) of short-term debt, net                                               7,229         (3,135)        (2,996)
    Principal payments of capital lease obligations                                            (494)          (510)          (598)
    Proceeds from issuance of common stock for employee and
      shareholder stock plans                                                                   270          1,361            965
    Cash dividends paid                                                                          --         (3,155)        (3,102)
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by  financing activities                                     2,630        (32,823)         5,288
- ------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                                        (348)           982            130
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                              10,428            529         (2,762)
Cash and equivalents at beginning of year                                                     2,449          1,920          4,682
- ------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                        $ 12,877       $  2,449       $  1,920
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING
     The consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries (the "Company"), after elimination of intercompany transactions and accounts. On December 6, 1993, Hexcel Corporation (a Delaware corporation, the "Parent Company" or "Parent") filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws (see
Note 2). Consequently, the consolidated financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990.

     The consolidated financial statements do not purport to reflect or provide for the potential consequences of the bankruptcy proceedings of Hexcel Corporation. In particular, the consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made to the capitalization of Hexcel Corporation; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1993 and 1992, the Company incurred losses from continuing operations of $86,456 and $17,706, respectively. These losses include accrued expenses of $52,600 and $23,500, respectively, for a major restructuring of the Company's operations, which has not yet been completed (see Note 3). In addition, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws on December 6, 1993, and has been operating as a debtor-in-possession since that date. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time (see Note 6), its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable Hexcel Corporation to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain adequate postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance that such restructuring or financing will occur. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CASH AND EQUIVALENTS
     The Company invests excess cash in investments with original maturities of less than three months. The investments consist of Eurodollar time deposits and are stated at cost, which approximates market value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

ACCOUNTS RECEIVABLE
     Accounts receivable were net of reserves for doubtful accounts of $1,490 at December 31, 1993 and 1992.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized. Interest expense associated with major long-term construction projects is capitalized. Capitalized interest was $227 in 1993, $298 in 1992 and $1,083 in 1991.

     The Company depreciates property, plant and equipment over estimated useful lives. Accelerated and straight-line methods are used for financial statement purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

RESEARCH AND DEVELOPMENT COSTS
     Research and development costs of $8,745 in 1993, $10,457 in 1992 and $10,614 in 1991 were expensed as incurred, and are included in marketing, general and administrative ("M,G&A") expenses in the consolidated statements of operations.

CURRENCY TRANSLATION
     The assets and liabilities of European subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in shareholders' equity. Realized gains and losses are reflected in net income.


EARNINGS PER SHARE
     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during each year. The computation on the fully diluted basis, which considers the exercise of stock options and the conversion of the convertible subordinated debentures, was antidilutive in 1993, 1992 and 1991.

ACCOUNTING CHANGES
     During the fourth quarter of 1993, the Company changed to the first-in, first-out ("FIFO") method of accounting for substantially all inventories (see
Note 4). The effect of this change on domestic honeycomb and fabric inventories, which were previously valued using the last-in, first-out ("LIFO") method, has been applied to prior years by retroactively restating the consolidated financial statements as required by generally accepted accounting principles.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" (see
Note 13). The cumulative effect of this accounting change has been reflected in the consolidated statement of operations for the year ended December 31, 1993.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions" (see Note 12). The cumulative effect of this accounting change has been reflected in the consolidated statement of operations for the year ended December 31, 1992.

RECLASSIFICATIONS
     Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the 1993 presentation.


NOTE 2 - BANKRUPTCY REORGANIZATION

     On December 6, 1993, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). Since that date, Hexcel Corporation has continued business operations as debtor-in-possession under the supervision of the Bankruptcy Court. Substantially all of the U.S. assets and operations of the Company are directly owned and operated by the Parent, and are subject to bankruptcy protection. The joint ventures and European subsidiaries of Hexcel Corporation are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. However, the Parent Company is generally unable to provide direct financial support outside of the normal course of business to its joint ventures and subsidiaries without Bankruptcy Court approval.

     All transactions outside of the Parent Company's ordinary course of business are subject to the approval of the Bankruptcy Court. A committee of unsecured creditors and a committee of equity security holders have been appointed and these committees will participate in the bankruptcy process, including the confirmation of a plan of reorganization.

     Federal bankruptcy laws prohibit Hexcel Corporation from paying almost all prepetition liabilities without the approval of the Bankruptcy Court. The Parent Company has received approval to pay or otherwise honor certain prepetition obligations, including employee wages and benefits. Accordingly, these obligations have been included in the appropriate liability captions of the consolidated balance sheet as of December 31, 1993. Most other prepetition liabilities, including trade accounts and notes payable, have been reflected as "liabilities subject to disposition in bankruptcy reorganization" on the basis of the expected amount of allowed claims. Additional prepetition claims may arise from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     Under Chapter 11, the Parent Company is prohibited from paying interest on most prepetition debt. However, the Parent Company continues to record interest expense on all interest-bearing obligations, and the resulting liability is included in liabilities subject to disposition in bankruptcy reorganization. Professional fees and other costs directly related to bankruptcy proceedings are expensed as incurred, and reflected in the consolidated statement of operations for the year ended December 31, 1993 as "bankruptcy reorganization expenses." Interest income earned by the Parent Company subsequent to the Chapter 11 filing is reported as a reduction of bankruptcy reorganization expenses.

     Liabilities incurred in the normal course of business after the petition date are not subject to bankruptcy protection or disposition and have been reflected accordingly in the consolidated financial statements. These postpetition liabilities are generally paid in accordance with contract terms, and the Parent Company has obtained debtor-in-possession financing to facilitate such payments (see Note 6).

     Substantially all of the Parent Company's liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and confirmed by the Bankruptcy Court. In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the ability to meet obligations as they become due. As a result of the reorganization proceedings, the Parent Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and classification of liabilities, that might be necessary as a consequence of these bankruptcy proceedings.

     The following condensed financial statements for Hexcel Corporation, the debtor-in-possession, as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991, have been prepared using the equity method to account for investments in subsidiaries:


CONDENSED BALANCE SHEETS
- -----------------------------------------------------------------------------------------------
                                                                            1993           1992
- -----------------------------------------------------------------------------------------------
Current assets                                                         $  70,449      $  88,856
Property, plant and equipment, net                                        80,389         94,595
Investments in and advances to subsidiaries                               35,466         48,196
Investments and other assets                                              20,920         18,923
- -----------------------------------------------------------------------------------------------
Total assets                                                           $ 207,224      $ 250,570
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Current liabilities                                                    $  22,938      $  33,118
Long-term notes payable and deferred liabilities                          41,101        111,303
Liabilities subject to disposition in bankruptcy reorganization          122,432
Shareholders' equity                                                      20,753        106,149
- -----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 207,224      $ 250,570
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Investments in and advances to subsidiaries includes intercompany investments, loans, and trade balances. As of December 31, 1993, $1,828 of the total represents investments in and advances to Hexcel S.A., the Company's wholly-owned Belgian subsidiary (see Note 16).

     Liabilities subject to disposition in bankruptcy reorganization includes $2,500 payable to a European subsidiary.


CONDENSED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Net sales                                                              $ 215,871      $ 248,790      $ 245,445
Cost of sales and MG&A expenses                                         (226,679)      (245,590)      (241,754)
Restructuring charges and other expenses                                 (49,124)       (14,978)            --
- --------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  (59,932)       (11,778)         3,691
Equity in earnings (losses) of subsidiaries                              (14,057)        (8,341)         5,310
Interest and bankruptcy reorganization expenses                           (4,745)        (2,849)        (5,545)
Benefit (provision) for income taxes                                      (7,722)         5,262          1,315
- --------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                 (86,456)       (17,706)         4,771
Discontinued operations                                                   (4,039)        (4,472)          (508)
Extraordinary item                                                            --            956             --
Cumulative effects of accounting changes                                   4,500         (8,052)            --
- --------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $ (85,995)     $ (29,274)     $   4,263
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     Net sales include sales to subsidiaries for the years ended December 31, 1993, 1992 and 1991 of $10,061, $12,359 and $19,601, respectively.

     Equity in earnings (losses) of subsidiaries include restructuring charges and other expenses of $16,256 and $5,530 in 1993 and 1992, respectively.


CONDENSED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               $ (86,456)     $ (17,706)     $   4,771
Depreciation and amortization                                             10,118         10,774         10,529
Restructuring and other expenses                                          49,124         19,805             --
Equity in (earnings) losses of subsidiaries                               14,057          8,341         (5,310)
Changes in assets and liabilities                                         14,025         12,587            527
Other                                                                      8,799        (10,384)        (2,964)
- --------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                 9,667         23,417          7,553
Net cash used by discontinued operations                                    (498)        (2,986)        (5,505)
- --------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  9,169         20,431          2,048
- --------------------------------------------------------------------------------------------------------------
Capital expenditures                                                      (4,694)       (11,051)        (9,966)
Proceeds from disposal of discontinued operations                            500         19,262             --
Other                                                                      3,484          1,508           (135)
- --------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                            (710)         9,719        (10,101)
- --------------------------------------------------------------------------------------------------------------
Issuance of long-term debt                                                    --         21,000         54,346
Payments of long-term debt                                                (1,457)       (46,980)       (43,327)
Other                                                                        884         (4,170)        (5,302)
- --------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            (573)       (30,150)         5,717
- --------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                            7,886             --         (2,336)
Cash and equivalents at beginning of year                                     --             --          2,336
- --------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                    $   7,886      $      --      $      --
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------




NOTE 3 - RESTRUCTURING AND OTHER EXPENSES

RESTRUCTURING
     In December 1992, the Company initiated a worldwide restructuring program designed to improve facility utilization and determine the proper workforce requirements to support projected reduced levels of business in 1993 and beyond. The Company recorded a charge for this program of $23,500 in the fourth quarter of 1992.

     In April 1993, the Company announced the closing of the Graham, Texas facility and the consolidation of Graham operations into other plants. The estimated costs of this closure were included in the 1992 restructuring charge. The Graham closure is expected to be completed in the second half of 1994.

     In September 1993, the Company announced plans to significantly expand the restructuring program in response to the expected further decline in the Company's principal markets, commercial and military aerospace. Accordingly, the Company recorded a charge of $50,000 in the third quarter of 1993. This expansion includes deeper cuts in overhead and further consolidation of facilities in the United States and Europe. During the fourth quarter of 1993, an additional charge of $2.6 million was recorded in connection with the expanded restructuring program. The 1993 and 1992 restructuring charges included approximately $40,000 of non-cash write-downs related to facility closures and the impairment of certain assets due to declining sales and the changed business environment.

     Even after the Graham closure is complete, the Company has more production capacity than required for either current or projected sales levels, and needs to close additional facilities. The 1993 restructuring charges include the estimated costs of such closures, and the Company is currently evaluating which facilities to close. This process is complicated by the uncertain outlook for several product lines as well as aerospace industry requirements to "qualify" specific equipment and locations for the manufacture of certain products. These qualification procedures increase the complexity, cost and time of moving equipment while continuing to serve existing customers.

     The total of $76,100 in restructuring charges taken in 1992 and 1993 and the remaining balance of accrued restructuring charges at December 31, 1993 consist of:

- --------------------------------------------------------------------------------------------------
                                                                                        Accrued
                                                                         Total       Restructuring
                                                                     Restructuring  Liabilities at
                                                                       Expenses        12/31/93
- --------------------------------------------------------------------------------------------------
Estimated costs to close and relocate facilities:
     Asset write-downs                                                  $ 25,200       $ 21,600
     Cash costs, net of expected sales proceeds                           11,800          7,300
Estimated employee severance costs (excluding severance
     related to the closure of facilities)                                15,900          5,700
Asset write-downs due to changed business conditions                      14,700          3,700
Estimated cash costs of various other restructuring actions                8,500          5,300
- -----------------------------------------------------------------------------------------------
                                                                        $ 76,100       $ 43,600
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Accrued restructuring liabilities include $20,910 and $14,835 in accrued liabilities at December 31, 1993 and 1992, respectively, and $22,690 and $8,000 in deferred liabilities at December 31, 1993 and 1992, respectively.

OTHER EXPENSES
     In addition to the above restructuring charges, the Company recorded $12,780 ($12,638 in the fourth quarter) of other expenses in 1993. The $12,638 includes write-downs of certain assets and increases in reserves for warranties and environmental matters on property previously owned. The impairment of assets was due primarily to bankruptcy proceedings, continued changes in business conditions and depressed real estate prices on property held for sale.

     Other expenses in 1993 also include approximately $4,000 of costs in the first nine months of 1993 offset by a similar amount of gains. The costs were associated primarily with the terminated negotiations for the acquisition of a business, securities litigation costs, the settlement of a threatened proxy contest, and a reserve for anticipated loss on the disposition of property. The mitigating gains include a $1,541 gain from the sale of 50% of the Knytex stitchbonded business to Owens-Corning to form a new joint venture, and approximately $2,000 in gains from the settlement of insurance claims and a terminated contract.

     Other income in 1992 consisted of $2,992 from the final settlement of a patent infringement lawsuit.

NOTE 4 - INVENTORIES

     Inventories at December 31, 1993 and 1992 were:

- ---------------------------------------------------------------------------
                                                        1993           1992
- ---------------------------------------------------------------------------
Raw materials                                       $ 14,717       $ 17,299
Work in progress                                      11,570         16,881
Finished goods                                        20,056         24,933
Supplies                                                 941          1,961
- ---------------------------------------------------------------------------
Total inventories                                   $ 47,284       $ 61,074
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


     Inventories are valued at the lower of cost or market. During the fourth quarter of 1993, the Company changed to the first-in, first-out method of accounting for substantially all inventories. Previously, domestic honeycomb and fabric inventories were valued using the last-in, first-out method and all other inventories were valued at the lower of average cost or market. The FIFO method provides a more meaningful presentation of the Company's financial position by reflecting inventories at more recent costs. The Company believes that the disclosure of inventories at recent costs provides more relevant information about the Company's current business condition. The change to the FIFO method conforms substantially all inventories of the Company to the same accounting method.

     The effect of the change in accounting method from LIFO to FIFO was to increase the loss from continuing operations and net loss for the year ended December 31, 1993 by $233 or $0.03 per share. This change has been applied to prior years by retroactively restating the consolidated financial statements as required by generally accepted accounting principles. The effect of this restatement was to increase retained earnings as of January 1, 1991 by $3,526. The restatement increased the 1992 loss from continuing operations and net loss by $440 or $0.06 per share, and increased the 1991 income from continuing operations and net income by $130 or $0.02 per share. The cumulative and current-year effects of changing from the average cost method to the FIFO method are not material and are included in the 1993 results.


NOTE 5 - INVESTMENTS AND OTHER ASSETS

     Investments and other assets as of December 31, 1993 and 1992 were:


- ---------------------------------------------------------------------------
                                                        1993           1992
- ---------------------------------------------------------------------------
Investments in joint ventures                      $   5,950     $      900
Long-term notes receivable, net of reserves            1,665          2,708
Intangibles, net of accumulated amortization           5,156          8,098
Other assets                                           8,604          8,924
- ---------------------------------------------------------------------------
Total investments and other assets                  $ 21,375       $ 20,630
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


     Investments in joint ventures consist of a 50% interest in Knytex Company, L.L.C., which is jointly owned and operated with Owens-Corning Fiberglas Corporation; a 50% interest in DIC-Hexcel Limited, which is jointly owned and operated with Dainippon Ink and Chemicals, Inc.; and a 40% interest in Hexcel-Fyfe, L.L.C., which is jointly owned and operated with Fyfe Associates Corporation. These investments are accounted for by the equity method. Equity in earnings for the years ended December 31, 1993 and 1992 were not material to the consolidated financial statements.

     Knytex Company, L.L.C. was formed on June 30, 1993 when the Company sold 50% of the Hexcel Knytex business to Owens-Corning and contributed the remaining 50% to the joint venture. The Company received proceeds of $4,500 and recognized a gain of $1,541 from the sale.

     Reserves for long-term notes receivable totaled $3,400 as of December 31, 1993. There were no reserves as of December 31, 1992.


NOTE 6 - DEBTOR-IN-POSSESSION FINANCING

     Prior to the Chapter 11 filing, Hexcel Corporation arranged for a debtor-in-possession revolving line of credit of up to $35,000 from The CIT Group / Business Credit, Inc. On January 28, 1994, the Bankruptcy Court granted final approval for use of this credit facility. As of December 31, 1993, Hexcel Corporation had not borrowed under this revolving line of credit.

     The debtor-in-possession credit line is available to finance the normal business operations and restructuring activities of Hexcel Corporation. This credit facility cannot be used to finance joint ventures, European subsidiaries, or any transaction outside of the ordinary course of business without the prior consent of the Bankruptcy Court. The amount available for borrowing is based on the outstanding balance of eligible U.S. receivables and inventories, as defined in the credit agreement, up to a maximum of $35,000. Any borrowings against the U.S. debtor-in-possession line of credit are due upon the earlier of December 1995 or confirmation by the Bankruptcy Court of a plan of reorganization.

     Interest on outstanding borrowings is computed at an annual rate of 1% in excess of the prime rate of the Bank of America. In addition, a commitment fee of 0.5% per annum is charged on the unused portion of the facility.

     The debtor-in-possession credit line is secured by substantially all of the U.S. assets of Hexcel Corporation, as well as 65% of the shares of stock of substantially all European subsidiaries. Under the terms of the facility and the provisions of federal bankruptcy laws, the security interest of The CIT Group / Business Credit, Inc. has superpriority over virtually all prepetition claims and most Chapter 11 administrative expense claims.

     The revolving line of credit is subject to a number of financial covenants and other restrictions. Hexcel Corporation must maintain minimum levels of cumulative earnings before interest, taxes, depreciation, and amortization. In addition, the Parent Company is subject to limitations in permitting the creation of liens, incurring lease obligations, extending trade credit to European subsidiaries, and incurring capital expenditures. Certain business activities, investments and guarantees are also restricted, and the payment of dividends is prohibited.


NOTE 7 - NOTES PAYABLE

     Since September 15, 1993, Hexcel Corporation has been out of compliance with substantially all of its prepetition debt obligations. Payment and enforcement of most of these obligations is stayed by federal bankruptcy laws for the duration of bankruptcy proceedings. Furthermore, the ultimate disposition of these debts is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Accordingly, the outstanding principal and accrued interest on all prepetition debt obligations has been included in liabilities subject to disposition in bankruptcy reorganization in the consolidated balance sheet as of December 31, 1993.

     The debt obligations of Hexcel Corporation's European subsidiaries are not subject to the provisions of the federal bankruptcy laws and have not been stayed. However, $15,574 of the outstanding debt of Hexcel S.A., a Belgian subsidiary, as of December 31, 1993 is pursuant to credit facilities with European banks, commitments for which expired on March 16, 1994. Hexcel S.A. is currently in negotiations with these banks to extend these credit facilities (see Note 16). The debt of Hexcel S.A. is secured by substantially all of that subsidiary's assets, which totaled $32,340 at December 31, 1993.

     Total credit lines, excluding U.S. credit lines subject to disposition in bankruptcy reorganization, were $63,792 at December 31, 1993. $35,000 of this total was a debtor-in-possession revolving line of credit from The CIT Group / Business Credit, Inc. (see Note 6). The remaining $28,792 was comprised of various credit lines extended to the Parent Company's European subsidiaries, $7,168 of which was available for borrowing by those subsidiaries. The debtor-in-possession credit line cannot be used to provide direct financial support outside of the normal course of business to joint ventures or European subsidiaries without the prior consent of the Bankruptcy Court, and the credit lines of European subsidiaries are unavailable to finance the activities of the Parent Company.

     Notes payable and capital lease obligations at December 31, 1993 and 1992 were:


- -----------------------------------------------------------------------------------------------
                                                                            1993           1992
- -----------------------------------------------------------------------------------------------
U.S.:
   U.S. revolving credit agreement                                     $  12,000      $  12,000
   Note payable originally due 1994                                          750             --
   10.12% senior notes originally due 1998                                30,000         30,000
   7% convertible subordinated debentures originally due 2011             25,625         25,625
   Obligations under IDB variable rate demand notes
      originally due through 2024                                         15,890         15,944
   Various notes payable originally due through 2007                       2,181          2,825
   Capital lease obligations (see Note 8)                                    929          1,068
- -----------------------------------------------------------------------------------------------
Total U.S. notes payable and capital lease obligations                    87,375         87,462
- -----------------------------------------------------------------------------------------------
International:
   Various short-term notes payable of Hexcel S.A. (see Note 16)          15,574         14,374
   Various other short-term notes payable                                  5,905          2,608
   Various notes payable due through 1997                                  6,296         10,519
   Capital lease obligations (see Note 8)                                  2,025          2,531
- -----------------------------------------------------------------------------------------------
Total international notes payable and capital lease obligations           29,800         30,032
- -----------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                        117,175        117,494
Less amount subject to disposition in bankruptcy
   reorganization (see Note 9)                                           (87,375)            --
- -----------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net                 $  29,800      $ 117,494
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities, net     $  24,632      $  21,925
Long-term notes payable and capital lease obligations, net                 5,168         95,569
- -----------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net                 $  29,800      $ 117,494
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     The 7% convertible subordinated debentures are subject to disposition in bankruptcy reorganization (see Note 9). Prior to the commencement of bankruptcy proceedings, these debentures were redeemable by the Company under certain provisions, with mandatory redemption scheduled to begin August 1, 1997 through annual sinking fund requirements. The debentures were convertible prior to maturity into common stock of the Company at $31.87 per share, subject to adjustment under certain conditions. During the second quarter of 1992, the Company repurchased $7,315 of the subordinated debentures on the open market. The repurchase resulted in an extraordinary gain of $956 after taxes.

     The Company has various industrial development bonds ("IDB") outstanding, guaranteed by bank letters of credit for fees of 0.375% to 0.50%. These obligations are subject to disposition in bankruptcy reorganization (see Note
9). The interest rates on the bonds are variable and averaged 2.5% in 1993, 2.9% in 1992 and 4.8% in 1991.

     Excluding obligations subject to disposition in bankruptcy reorganization, installments due on long-term notes payable for the years 1994 through 1997 are $2,774, $2,337, $962 and $223, respectively. There are no installments due after 1997.

     Interest payments were $9,529 in 1993, $11,689 in 1992 and $12,449 in 1991.

     The fair value of the Company's long-term debt is not presently determinable due to Hexcel Corporation's bankruptcy proceedings (see Note 2) and the uncertainties surrounding Hexcel S.A., a wholly-owned subsidiary (see Note
16).


NOTE 8 - LEASING ARRANGEMENTS

     Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1993 and 1992 were:


- -----------------------------------------------------------------------------------------------
                                                                            1993           1992
- -----------------------------------------------------------------------------------------------
Property, plant and equipment                                            $ 6,640        $ 6,958
Less accumulated depreciation                                             (2,710)        (2,583)
- -----------------------------------------------------------------------------------------------
Net property, plant and equipment                                        $ 3,930        $ 4,375
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

Capital lease obligations                                                $ 2,954        $ 3,599
Less current maturities                                                     (527)          (504)
- -----------------------------------------------------------------------------------------------
Long-term capital lease obligations                                        2,427          3,095
Less amount subject to disposition in bankruptcy
   reorganization (see Note 9)                                              (781)            --
- -----------------------------------------------------------------------------------------------
Long-term capital lease obligations, net                                 $ 1,646        $ 3,095
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Federal bankruptcy laws allow Hexcel Corporation to affirm or reject prepetition leases on a lease-by-lease basis. The Parent Company is currently evaluating prepetition lease obligations to determine which obligations to affirm and which to reject. The rejection of one or more leases may give rise to additional claims against the Parent Company which are not currently reflected in the accompanying consolidated financial statements.

     Rental expenses under operating leases were $3,541 in 1993, $5,053 in 1992 and $4,410 in 1991.

     Future minimum lease payments as of December 31, 1993 were:


- -----------------------------------------------------------------------------------------------
                                                                             Type of Lease
                                                                        -----------------------

Payable during years ending December 31:                                Capital       Operating
- -----------------------------------------------------------------------------------------------
1994                                                                     $   840        $ 3,467
1995                                                                         613          2,760
1996                                                                         458          2,249
1997                                                                         458          1,670
1998                                                                         458            910
1999 and thereafter                                                        1,649          1,733
- -----------------------------------------------------------------------------------------------
Total minimum lease payments                                               4,476         12,789
Less amount subject to potential rejection under
   the federal bankruptcy laws (see Note 9)                               (1,629)        (9,494)
- -----------------------------------------------------------------------------------------------
Total minimum lease payments not subject to potential rejection          $ 2,847        $ 3,295
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Total minimum capital lease payments include $823 of imputed interest.


NOTE 9 - LIABILITIES SUBJECT TO DISPOSITION IN BANKRUPTCY REORGANIZATION

     Liabilities subject to disposition in bankruptcy reorganization as of December 31, 1993 were:


- -----------------------------------------------------------------------------------------------
                                                                                           1993
- -----------------------------------------------------------------------------------------------
Accounts payable                                                                      $  21,676
Accrued liabilities, including prepetition interest                                       9,057
U.S. revolving credit agreement                                                          12,000
10.12% senior notes originally due 1998                                                  30,000
7% convertible subordinated debentures originally due 2011                               25,625
Obligations under IDB variable rate demand notes originally due through 2024             15,890
Various U.S. notes payable and capital lease obligations                                  3,860
Accrued postpetition interest on prepetition debt                                         1,824
- -----------------------------------------------------------------------------------------------
Total liabilities subject to disposition in bankruptcy reorganization                 $ 119,932
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Liabilities subject to disposition in bankruptcy reorganization consisted of the estimated prepetition claims of Hexcel Corporation creditors as of December 31, 1993. The Parent Company is in the process of confirming the nature and amount of existing claims, and the bar date for the filing of additional claims is April 28, 1994. Until the Parent Company receives and completes a reconciliation of all proofs of claim submitted by creditors, the recorded liability is subject to revision. Furthermore, the recorded liability does not include any amounts for claims that may arise from the rejection of executory contracts, including leases.

     The industrial development bonds are guaranteed by irrevocable bank letters of credit (see Note 7). The bondholders have the right to draw upon the letters of credit, at which time the issuing bank would then become an unsecured creditor of the Parent Company.

     The satisfaction of liabilities subject to disposition in bankruptcy reorganization is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Such liabilities may be settled for amounts other than those reflected in the consolidated financial statements.


NOTE 10 - SHAREHOLDERS' EQUITY AND STOCK OPTION AND PURCHASE PLANS

SHAREHOLDERS' EQUITY
     A shareholder rights plan was adopted, effective September 1986 and amended in October 1988, November 1990 and December 1990, that provides for the issuance of two-thirds of one right for each outstanding share of common stock and equivalent. The rights become exercisable if a person or a group acquires 25% or more of the outstanding shares of the Company. The rights also become exercisable, at the option of the Board of Directors, if a person or group acquires 10% or more of the outstanding shares and is designated as an "adverse party" by the Board of Directors. The rights expire on September 19, 1996.
Each right allows the purchase, for $180 (adjustable), of one one-hundredth of a share of Series A Junior Participating Preferred Stock or, in certain events involving an acquisition or change in control of the Company, stock or assets worth twice the exercise price. The Company reserves 200,000 preferred shares for the plan. The Company has authorized preferred stock of 450,000 shares. None was outstanding as of December 31, 1993 and 1992.

     Cash dividends declared and paid per common share were $0.44 in 1992 and 1991. The Board of Directors suspended dividend payments beginning in 1993. Dividend payments are currently precluded by bankruptcy proceedings and the debtor-in-possession credit line.

STOCK OPTION AND PURCHASE PLANS
     Stock option data for the two years ended December 31, 1993 were:


- -------------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER          OPTION PRICE         EXPIRATION
                                                                        OF SHARES          PER SHARE             DATES
- -------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1992                                   601,777        $ 7.56 - 32.06        1992 - 2001
Options granted                                                          156,400             12.13               2002
Options exercised                                                        (55,438)            10.44               2001
Options expired or canceled                                              (68,565)        10.44 - 29.38        1992 - 2002
- -------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1992                                 634,174         7.56 - 32.06         1997 - 2002
Options granted                                                          275,200         9.13 - 12.31            2003
Options exercised                                                             --              --                  --
Options expired or canceled                                             (375,899)        10.44 - 32.06        1997 - 2003
- -------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1993                                 533,475        $ 7.56 - 32.06        1998 - 2003
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Options exercisable at December 31, 1993                                 359,725        $ 7.56 - 32.06        1998 - 2002
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------


     At December 31, 1993 and 1992, the total number of shares reserved for issuance under stock option plans including shares granted and shares available for grant was 955,662 and 908,771, respectively. Options vest one year from the date of grant and expire 10 years after such grant date.

     Prior to the Chapter 11 filing, employees meeting certain criteria could purchase common stock of the Company under a non-qualified employee stock purchase plan. The subscription price of the stock was 83.33% of the average of the high and low sales prices on the New York Stock Exchange on the quarterly purchase dates. The Board of Directors canceled this plan effective December 5, 1993.

     Under a restricted stock plan implemented in 1988, the Company may grant shares of restricted common stock to senior executives in amounts and with restrictions as the Company may determine. The restricted shares vest in three to seven years from date of grant. Holders of the restricted stock are entitled to vote and receive all dividends. Effective December 5, 1993, the Board of Directors suspended future grants under this plan indefinitely. As of December 31, 1993 and 1992, the Company had outstanding a total of 44,939 and 65,494 shares of restricted stock, respectively.

     Under a discounted stock option plan implemented in 1988, officers may exchange all or a portion of incentive bonuses for common stock options. The Company granted no discounted stock options in 1993 and 1992.


NOTE 11 - RETIREMENT PLANS

     The Company has various retirement and profit sharing plans covering substantially all employees. The net cost of these plans was $2,330 in 1993, $2,880 in 1992, and $2,481 in 1991.

     In the United States, the Company maintains a defined contribution plan comprised of a 401(k) plan covering essentially all domestic employees and a profit sharing plan covering all domestic salaried employees. The Company also has defined benefit pension plans for substantially all U.S. hourly employees and U.K. employees, which have not been affected by the bankruptcy proceedings of the Parent Company. The Company also has defined benefit retirement plans for senior executives and directors. The European subsidiaries, except for those in the United Kingdom, participate in government retirement plans which cover all employees of those subsidiaries.

     Under the 401(k) plan, the Company makes matching contributions equal to 50% of the contributions of the employees, not to exceed 3% of base wages. Contributions to the salaried profit sharing plan are based on a formula which approximates 12% of consolidated income before provision for income taxes less certain adjustments as defined. Contributions to the 401(k) plan were $1,130 for 1993, $1,593 for 1992, and $1,637 for 1991. There were no contributions to the salaried profit sharing plan for 1993, 1992 and 1991.

     The defined benefit pension plans are career average pension plans. Benefits are based on years of service and the annual compensation of the employee. The funding policy for the pension plans is to contribute the minimum amount required by applicable regulations. Benefits for the executive and director retirement plans are based on years of service and annual compensation, and the Company does not fund these plans.

     Net cost for the defined benefit pension and retirement plans for the years ended December 31, 1993, 1992 and 1991 consisted of:


- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                           $   749        $   832        $   794
Interest cost on projected benefit obligation                                713            803            693
Return on assets - actual                                                 (1,385)          (157)        (1,576)
Net amortization and deferral                                              1,123           (191)           933
- --------------------------------------------------------------------------------------------------------------
Net cost                                                                 $ 1,200        $ 1,287        $   844
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     Assumptions used in the accounting were:


- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Discount rates                                                             7.00%          8.25%          8.25%
Rates of increase in compensation                                          4.00%          4.50%          4.50%
Expected long-term return on assets                                        9.50%          9.50%          9.50%
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     The funded status and amounts recognized for the defined benefit pension and retirement plans at December 31, 1993 and 1992 were:


- --------------------------------------------------------------------------------------------------------------
                                                                                           1993           1992
- --------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                                                     $  8,480       $  7,203
   Non-vested benefits                                                                    1,530          1,123
- --------------------------------------------------------------------------------------------------------------
Accumulated benefit obligations                                                        $ 10,010       $  8,326
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date                              $ 11,056       $  9,512
Less plan assets at fair value, primarily listed stocks                                  (5,358)        (5,526)
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligations in excess of plan assets                                    5,698          3,986
Unrecognized net loss                                                                    (1,693)          (485)
Unrecognized prior service costs                                                           (339)          (395)
Unrecognized net transition obligation being recognized
   over 15 years                                                                           (352)          (398)
Adjustment required to recognize minimum pension obligation                               1,337             --
- --------------------------------------------------------------------------------------------------------------
Defined benefit liability                                                              $  4,651       $  2,708
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," requires the recognition of a minimum pension obligation on the balance sheet. The minimum pension obligation adjustment of $646 included in shareholders' equity at December 31, 1993 is necessary to reflect the minimum obligation for the Company's pensions plans and results primarily from lowering the assumed discount rates to 7% in 1993.



NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company has various postretirement benefit plans covering substantially all U.S. employees retiring on or after age 58 who have rendered at least 15 years of service. The plans include health care and life insurance coverage for retirees and their dependents. The Company continues to fund benefit costs on a pay-as-you-go basis and, for 1993, 1992 and 1991, made benefit payments of $576, $352 and $604, respectively. On an interim basis, the Bankruptcy Court has approved the continued funding of postretirement benefits up to approximately $50 per month. Accordingly, the liability for accrued postretirement benefits other than pensions has been included in deferred liabilities in the consolidated balance sheet as of December 31, 1993.

     Under the health care plan, annual coverage is provided up to a maximum of 50% of plan costs for each retiree and covered dependent. Under the life insurance plan, annual coverage is provided equal to 65% of the final base pay of the retiree until the age of 70. Upon reaching 70 years of age, life insurance coverage is reduced.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the Company to accrue the expected cost of postretirement benefits as employees render service. This is a significant change from prior policy of recognizing these costs on the cash basis. The cumulative effect, as of January 1, 1992, of changing to the accrual basis was a noncash charge of $8,052 after taxes. In addition, the Company recorded noncash expenses of $924 and $997 in 1993 and 1992, respectively.

     The defined postretirement benefit obligations included in deferred liabilities at December 31, 1993 and 1992 were:


- -----------------------------------------------------------------------------------------------
                                                                            1993           1992
- -----------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                                             $  7,946       $  7,288
   Fully eligible active plan participants                                 1,573          1,336
   Other active plan participants                                          6,471          4,573
- -----------------------------------------------------------------------------------------------
                                                                          15,990         13,197
Unrecognized net loss                                                     (2,046)            --
- -----------------------------------------------------------------------------------------------
Defined postretirement benefit liability                                $ 13,944       $ 13,197
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Net defined postretirement benefit costs for the years ended December 31, 1993 and 1992 were:


- -----------------------------------------------------------------------------------------------
                                                                            1993           1992
- -----------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                           $   400        $   367
Interest cost on accumulated postretirement benefit obligation             1,100            982
- -----------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                 $ 1,500        $ 1,349
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     Two health care cost trend rates were used in measuring the accumulated postretirement benefit obligation. The assumed indemnity health care cost trend in 1994 was 13.0% for participants less than 65 years of age and 9.0% for participants 65 years of age and older, gradually declining to 6.0% for both age groups in the year 2001. The assumed HMO health care cost trend in 1994 was 10.0% for participants less than 65 years of age and 7.0% for participants 65 years of age and older, gradually declining to 6.0% and 5.0%, respectively, in the year 2001.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1993 and 8.25% in 1992.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993 would be increased by 6.3%. The effect of this change on the sum of the service cost and interest cost would be an increase of 4.9%.

NOTE 13 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS 109 was the recognition of $4,500 of income, which was recorded in the first quarter of 1993. In connection with the adoption of SFAS 109, the Company established a valuation allowance of $4,693 against its deferred income tax assets.

     During 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. As a result, the Company increased the valuation allowance against those assets to $41,313 as of December 31, 1993, which reduced the net deferred income tax assets to zero. The increase to the valuation allowance reflects the Company's assessment that the bankruptcy proceedings of Hexcel Corporation and ongoing operating losses have jeopardized the realization of deferred income tax assets.

     Income (loss) before income taxes and the tax benefit (provision) for income taxes from continuing operations for the years ended December 31, 1993, 1992 and 1991 were:


- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
   United States                                                       $ (64,717)     $ (14,179)       $  (655)
   International                                                         (15,538)        (9,876)         5,252
- --------------------------------------------------------------------------------------------------------------
Total income (loss) before income taxes                                $ (80,255)     $ (24,055)       $ 4,597
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

Benefit (provision) for income taxes:
Current:
   U.S.                                                                $    (234)     $     (64)       $ 2,804
   International                                                            (177)           375           (463)
- --------------------------------------------------------------------------------------------------------------
Total current                                                               (411)           311          2,341
- --------------------------------------------------------------------------------------------------------------
Deferred:
   U.S.                                                                   (6,598)         5,233         (1,632)
   International                                                             808            805           (535)
- --------------------------------------------------------------------------------------------------------------
Total deferred                                                            (5,790)         6,038         (2,167)
- --------------------------------------------------------------------------------------------------------------
Total benefit (provision) for income taxes                             $  (6,201)     $   6,349        $   174
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     A reconciliation of the tax benefit (provision) to the U.S. federal statutory income tax rate of 34% for the years ended December 31, 1993, 1992 and 1991 was:


- --------------------------------------------------------------------------------------------------------------
                                                                            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Benefit (provision) at U.S. federal statutory rate                      $ 27,287        $ 8,179       $ (1,563)
U.S. state taxes, less federal tax benefit                                  (104)          (130)          (117)
Impact on tax rates of international tax structure                            --          1,154            950
Impact of different international tax rates,
   adjustments to income tax accruals and other                            3,236          2,292            904
Limitation on recognition of tax benefits
   for operating losses                                                       --         (5,146)            --
Valuation allowance                                                      (36,620)            --             --
- --------------------------------------------------------------------------------------------------------------
Total benefit (provision)                                               $ (6,201)       $ 6,349       $    174
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


     The Company paid income taxes of $203 in 1993, $468 in 1992, and $434 in 1991. The Company has made no U.S. income tax provision for $12,390 of undistributed earnings of international subsidiaries as of December 31, 1993. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

     Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1993 and January 1, 1993 were:


- -----------------------------------------------------------------------------------------------
                                                                        12/31/93         1/1/93
- -----------------------------------------------------------------------------------------------
Accelerated depreciation and amortization                              $ (15,115)     $ (14,969)
Accrued restructuring charges                                             20,080          8,463
Net operating loss carryforwards                                           9,520          1,700
Reserves and other, net                                                   24,360         10,071
Valuation allowance                                                      (41,313)        (4,693)
- -----------------------------------------------------------------------------------------------
Total deferred tax assets (liabilities)                                $  (2,468)     $     572
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


     As of December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,000 and net operating loss carryforwards for international income tax purposes of approximately $8,000.
The federal tax carryforwards, which are available to offset future taxable income, expire at various dates through the year 2008. However, the Company's net operating loss carryforwards may be reduced or subject to annual limitations if Hexcel Corporation experiences an "ownership change" as defined by federal income tax laws. Such a change might occur as a result of market activity in the Parent Company's equity securities or in connection with a plan of reorganization involving the issuance or exchange of equity securities.


NOTE 14 - DISCONTINUED OPERATIONS

     In November 1990, the Company announced plans to sell the fine chemicals business. On March 31, 1992, the Company sold the U.S. fine chemicals business located in Zeeland, Michigan. The divestiture resulted in a loss of $798 after taxes. The Company used the proceeds of $19,262 from the sale to repay debt. On January 31, 1994, the Company sold the European fine chemicals business located in Teesside, England, completing the divestiture of discontinued operations. The sale generated net cash proceeds of approximately $500, which was received in 1993.

     The 1993 loss from discontinued operations included a $2,800 write-down of European assets recorded in the third quarter, while the 1992 loss included an accrual of $2,300 for estimated future losses.


NOTE 15 - SIGNIFICANT CUSTOMERS

     The Boeing Company and Boeing subcontractors accounted for approximately 19% of 1993 sales, 15% of 1992 sales and 18% of 1991 sales. Sales to U.S. government programs, including some of the sales to The Boeing Company and Boeing subcontractors noted above, were 16% of sales in 1993, 15% of sales in 1992 and 17% of sales in 1991.

NOTE 16 - CONTINGENCIES

HEXCEL S.A. (BELGIUM)
     The consolidated financial statements include the accounts of Hexcel S.A., the Company's wholly-owned Belgian subsidiary, after elimination of intercompany transactions and accounts. As of December 31, 1993, Hexcel S.A. had total assets of $32,340 and total liabilities of $38,711. For the year ended December 31, 1993, Hexcel S.A. generated net sales of approximately $38,000 and a net loss of approximately $13,000.

     Due to depressed European business conditions, particularly in the aerospace industry, Hexcel S.A. has been operating at a loss. Furthermore, interest costs and restructuring activities are consuming cash, and Hexcel S.A. is investigating alleged product claims which could require additional cash outlays. The subsidiary is currently in negotiations with it lenders regarding the commitment of credit facilities which expired beginning on March 16, 1994. Four of the five existing lenders have agreed to a stand still until April 30, 1994, subject to the Parent Company making satisfactory progress toward obtaining authorization from the Bankruptcy Court to invest additional funds and recapitalize Hexcel S.A. Discussions with the fifth lender are continuing. There is no assurance that the Bankruptcy Court will authorize the investment of additional funds or the recapitalization of Hexcel S.A., or that the existing lenders will continue to extend their short-term credit agreements for any specified length of time. Without such additional investment, Hexcel S.A. may be in violation of statutory minimum capital requirements.

     Hexcel S.A.'s ability to continue as a going concern is subject to its obtaining needed financing, as well as resolving alleged product claims and successfully implementing required restructuring initiatives. The above factors among others may indicate that Hexcel S.A. will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Hexcel S.A. be unable to continue as a going concern.

LITIGATION AND OTHER CONTINGENCIES
     The Company is involved in litigation arising from business activities. In addition, the Company is subject to certain Government inquiries, including reviews of business practices and cost classifications and a civil suit. The Company is cooperating with the Government in all such inquiries of which the Company has knowledge. However, management is unable to predict the legal proceedings that could result from these inquiries.

     During December 1992, three lawsuits alleging violations of federal securities laws by the Company and certain officers were filed. The Court consolidated the three lawsuits into one action. Although management believes there were meritorious defenses to the claims, Hexcel Corporation negotiated a tentative settlement with the plaintiffs prior to the Chapter 11 filing to avoid costly and unproductive litigation. This matter, including the tentative settlement, has been stayed by bankruptcy proceedings.

     In July 1992, the Company was joined in a lawsuit concerning a dispute over a real estate transaction. This action concerned, in part, cleanup and costs associated with an abandoned waste disposal site which the Company sold in 1979. Hexcel Corporation negotiated a global settlement, which was not signed prior to the Chapter 11 filing. This matter, including the negotiated settlement, has been stayed by bankruptcy proceedings.

     Hexcel Corporation has provided a $4,000 back-up letter of credit in connection with environmental claims on property previously owned. As a result of the Chapter 11 filing, this letter of credit may be invoked, in which case the issuing bank would become an unsecured creditor of Hexcel Corporation pending resolution of the dispute.

     The Company is self-insured against claims associated with sudden and accidental environmental damage and environmental impairment damage. Certain current and former facilities are the subjects of environmental investigations or claims. In addition, the Company has been named as a potentially responsible party in several superfund sites.

     Management believes, based on available information, that it is unlikely any of these items will have a material adverse effect on the earnings or financial position of the Company.

     The Company has filed a claim for equitable relief with a major military customer in connection with underutilized capacity at the Chandler, Arizona plant. A deferral of unabsorbed fixed costs increased profits before taxes by $2,000 in 1992 and $2,428 in 1991 and was recorded as a long-term asset at December 31, 1993 and 1992. Management believes, based upon the advice of counsel, the Company ultimately will realize the cumulative amount deferred. In 1993, the customer agreed to pay for a portion of the unabsorbed fixed costs incurred during the year, contingent upon government acceptance of this billing practice. Accordingly, no additional costs were deferred in 1993.


NOTE 17 - BUSINESS SEGMENT REPORTING

     The Company operates within a single business segment, structural materials. The following table summarizes certain financial data for continuing operations by geographic area as of December 31, 1993, 1992, and 1991 and for the years then ended:


- ---------------------------------------------------------------------------
                                             1993          1992        1991
- ---------------------------------------------------------------------------
Net sales:
   United States                        $ 193,641     $ 216,171   $ 210,490
   International                          144,927       170,118     176,094
- ---------------------------------------------------------------------------
   Consolidated                         $ 338,568     $ 386,289   $ 386,584
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Income (loss) before income taxes:
   United States                        $ (61,818)    $ (10,743)  $   2,725
   International                          (18,437)      (13,312)      1,872
- ---------------------------------------------------------------------------
   Consolidated                         $ (80,255)    $ (24,055)  $   4,597
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Identifiable assets:
   United States                        $ 169,621     $ 194,925   $ 199,569
   International                           98,740       115,925     143,737
- ---------------------------------------------------------------------------
   Consolidated                         $ 268,361     $ 310,850   $ 343,306
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Capital expenditures:
   United States                        $   4,694     $  11,044   $   9,966
   International                            1,848         6,049       4,762
- ---------------------------------------------------------------------------
   Consolidated                         $   6,542     $  17,093   $  14,728
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Depreciation and amortization:
   United States                         $ 10,118      $ 10,774    $ 10,530
   International                            5,722         4,960       4,891
- ---------------------------------------------------------------------------
   Consolidated                          $ 15,840      $ 15,734    $ 15,421
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


     The above data exclude discontinued operations, the extraordinary gain and the cumulative effects of accounting changes.

     International net sales consist of the net sales of international subsidiaries, sold primarily in Europe, and U.S. exports.

     To compute income (loss) before income taxes, the Company allocated administrative expenses to International of $2,899 in 1993, $3,436 in 1992 and $3,380 in 1991.

NOTE 18 - QUARTERLY DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 1993 and 1992 were:


- -----------------------------------------------------------------------------------------------------------------------------
                                                                           FIRST         SECOND          THIRD         FOURTH
                                                                         QUARTER        QUARTER        QUARTER        QUARTER
- -----------------------------------------------------------------------------------------------------------------------------
1993
Net sales                                                              $  89,291      $  92,839       $ 76,179       $ 80,259
Gross margin                                                              14,129         16,858         12,468         12,997
Loss from continuing operations                                           (3,126)        (2,303)       (51,596)       (29,431)
Loss from discontinued operations                                           (178)          (186)        (3,675)            --
Cumulative effect of accounting
   change                                                                  4,500             --             --             --
Net income (loss)                                                          1,196         (2,489)       (55,271)       (29,431)
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share and
   equivalent share:
Primary and fully diluted:
   Continuing operations                                               $   (0.43)     $   (0.31)      $  (7.02)      $  (4.03)
   Discontinued operations                                                 (0.02)         (0.03)         (0.50)            --
   Cumulative effect of accounting
      change                                                                0.61             --             --             --
   Net income (loss)                                                        0.16          (0.34)         (7.52)         (4.03)
- -----------------------------------------------------------------------------------------------------------------------------
Dividends per share                                                           --             --             --             --
Market price:
   High                                                                $    9.75      $   11.25       $  10.75       $   8.25
   Low                                                                      7.75           9.25           5.50           2.13
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

1992
Net sales                                                              $ 100,600      $ 102,756       $ 94,405       $ 88,528
Gross margin                                                              20,410         22,669         20,193         13,682
Income (loss) from continuing
   operations                                                              1,849          1,086          2,086        (22,727)
Loss from discontinued operations                                         (1,889)          (263)          (298)        (2,022)
Extraordinary gain                                                            --            956             --             --
Cumulative effect of accounting
   change                                                                 (8,052)            --             --             --
Net income (loss)                                                         (8,092)         1,779          1,788        (24,749)
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share and
   equivalent share:
Primary and fully diluted:
   Continuing operations                                               $    0.25          $0.15       $   0.29       $  (3.12)
   Discontinued operations                                                 (0.26)         (0.04)         (0.04)         (0.28)
   Extraordinary gain                                                         --           0.13             --             --
   Cumulative effect of accounting
      change                                                               (1.11)            --             --             --
   Net income (loss)                                                       (1.12)          0.24           0.25          (3.40)
- -----------------------------------------------------------------------------------------------------------------------------
Dividends per share                                                    $    0.11         $ 0.11       $   0.11       $   0.11
Market price:
   High                                                                    14.50          14.13          13.00          12.38
   Low                                                                     10.50          10.50          10.50           7.50
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


     Results for each quarter of 1993 and 1992 were restated to reflect the change in accounting for domestic honeycomb and fabric inventories from the last-in, first-out method to the first-in, first-out method. The retroactive application of this accounting change to prior periods is required by generally accepted accounting principles.

     The Company adopted SFAS 109, "Accounting for Income Taxes," effective January 1, 1993 (see Note 13). The cumulative effect of adopting SFAS 109 was the recognition of income of $4,500 in the first quarter of 1993.

     Results for the second quarter of 1993 include approximately $4,000 of other expenses offset by a similar amount of gains (see Note 3).

     In the third quarter of 1993, the Company recorded a $50,000 restructuring charge for the additional costs of the expanded restructuring program (see Note
3).

     During the fourth quarter of 1993, the Company recorded an additional restructuring charge of $2,600 and other expenses of $12,638 (see Note 3).

     The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective January 1, 1992 (see Note 12). The cumulative effect of adopting SFAS 106 was a noncash charge of $8,052 after taxes in the first quarter of 1992.

     Results for the first quarter of 1992 also include a litigation gain of $2,288. The Company recognized an additional gain of $704 in the second quarter of 1992 from this suit.

     In the second quarter of 1992, the Company repurchased convertible subordinated debentures which resulted in an extraordinary gain of $956 after taxes (see Note 7).

     In the third quarter of 1992, the Company agreed to terminate interest rate swap contracts which resulted in a gain of $1,361.

     In December 1992, the Company initiated a restructuring program which resulted in a charge of $23,500 (see Note 3).

     Quarterly data for 1993 and 1992 reflect certain reclassifications made in 1993.

                       HEXCEL CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)


                                                                               OTHER*
                                    BALANCE AT                               CHANGES -
                                    BEGINNING     ADDITIONS     SALES AND       ADD        BALANCE AT
    CLASSIFICATION                   OF YEAR       AT COST     RETIREMENTS    (DEDUCT)     END OF YEAR
    --------------                 -----------    ---------    -----------    ---------    -----------
Year ended December 31,
    1993:
    Land . . . . . . . . . . . . . $    6,223    $       --    $       (7)   $   (1,556)   $    4,660
    Buildings. . . . . . . . . . .     64,465         1,441          (179)       (6,725)       59,002
    Machinery and
      equipment. . . . . . . . . .    154,753         4,111        (4,081)      (10,733)      144,050
    Office equipment . . . . . . .     24,022           529        (1,842)           51        22,760
    Vehicles . . . . . . . . . . .      1,137            24           (80)          (89)          992
    Leasehold
      improvements . . . . . . . .      3,341           437          (660)         (100)        3,018
                                   ----------    ----------    ----------    ----------    ----------
                                   $  253,941    $    6,542    $   (6,849)   $  (19,152)   $  234,482
                                   ----------    ----------    ----------    ----------    ----------
                                   ----------    ----------    ----------    ----------    ----------


Year ended December 31,
    1992:
    Land . . . . . . . . . . . . . $    6,087    $       85    $       --    $       51    $    6,223
    Buildings. . . . . . . . . . .     61,668         3,602           (39)         (766)       64,465
    Machinery and
      equipment. . . . . . . . . .    152,411        10,141        (4,905)       (2,894)      154,753
    Office equipment . . . . . . .     22,193         2,706          (730)         (147)       24,022
    Vehicles . . . . . . . . . . .      1,144            86          (160)           67         1,137
    Leasehold
      improvements . . . . . . . .      3,159           473          (117)         (174)        3,341
                                   ----------    ----------    ----------    ----------    ----------
                                   $  246,662    $   17,093    $   (5,951)  $    (3,863)   $  253,941
                                   ----------    ----------    ----------    ----------    ----------
                                   ----------    ----------    ----------    ----------    ----------


Year ended December 31,
    1991:
    Land . . . . . . . . . . . . . $    5,889    $       83    $       --   $       115    $    6,087
    Buildings. . . . . . . . . . .     60,028         3,366          (767)         (959)       61,668
    Machinery and
      equipment. . . . . . . . . .    152,558         9,386        (7,194)       (2,339)      152,411
    Office equipment . . . . . . .     21,636         1,702          (975)         (170)       22,193
    Vehicles . . . . . . . . . . .      1,336            76          (265)           (3)        1,144
    Leasehold
      improvements . . . . . . . .      3,039           115            --             5         3,159
                                   ----------    ----------    ----------    ----------    ----------
                                    $ 244,486     $  14,728    $   (9,201)    $  (3,351)    $ 246,662
                                   ----------    ----------    ----------    ----------    ----------
                                   ----------    ----------    ----------    ----------    ----------
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

* Consist principally of the revaluation of certain foreign assets to reflect current exchange rates under SFAS No. 52 and certain transfers between categories, as well as asset write-downs in connection with 1993 restructuring charges and other expenses.


                       HEXCEL CORPORATION AND SUBSIDIARIES
           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)


                                                                               OTHER*
                                     BALANCE AT                               CHANGES -
                                     BEGINNING    ADDITIONS     SALES AND       ADD        BALANCE AT
    CLASSIFICATION                    OF YEAR      AT COST     RETIREMENTS    (DEDUCT)     END OF YEAR
    --------------                  ----------    ---------    -----------    ---------    -----------
Year ended December 31,
    1993:
    Buildings. . . . . . . . . . .  $  19,281     $   2,858     $    (152)    $  (2,443)    $  19,544
    Machinery and
      equipment. . . . . . . . . .     77,463         9,677        (2,869)       (3,115)       81,156
    Office equipment . . . . . . .     15,448         2,277        (1,401)         (124)       16,200
    Vehicles . . . . . . . . . . .        803           116           (35)          (72)          812
    Leasehold
      improvements . . . . . . . .      2,675           307          (667)         (213)        2,102
                                    ---------     ---------     ---------     ---------     ---------
                                    $ 115,670     $  15,235     $  (5,124)    $  (5,967)    $ 119,814
                                    ---------     ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------     ---------


Year ended December 31,
    1992:
    Buildings. . . . . . . . . . .  $  17,505     $   2,348     $     (89)    $    (483)    $  19,281
    Machinery and
      equipment. . . . . . . . . .     73,273         9,643        (2,723)       (2,730)       77,463
    Office equipment . . . . . . .     13,760         2,497          (604)         (205)       15,448
    Vehicles . . . . . . . . . . .        744           136           (89)           12           803
    Leasehold
      improvements . . . . . . . .      2,352           461          (115)          (23)        2,675
                                    ---------     ---------     ---------     ---------     ---------
                                    $ 107,634     $  15,085     $  (3,620)    $  (3,429)    $ 115,670
                                    ---------     ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------     ---------


Year ended December 31,
    1991:
    Buildings. . . . . . . . . . .  $  15,388     $   2,697     $    (621)    $      41     $  17,505
    Machinery and
      equipment. . . . . . . . . .     71,811         9,037        (5,372)       (2,203)       73,273
    Office equipment . . . . . . .     11,892         2,764          (733)         (163)       13,760
    Vehicles . . . . . . . . . . .        818           141          (205)          (10)          744
    Leasehold
      improvements . . . . . . . .      1,942           391           --             19         2,352
                                    ---------     ---------     ---------     ---------     ---------
                                    $ 101,851     $  15,030     $  (6,931)    $  (2,316)    $ 107,634
                                    ---------     ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------     ---------
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

* Consist principally of the revaluation of certain foreign assets to reflect current exchange rates under SFAS No. 52 and certain transfers between categories, as well as asset write-downs in connection with 1993 restructuring charges and other expenses.



                                                 HEXCEL CORPORATION AND SUBSIDIARIES
                                               SCHEDULE IX - SHORT-TERM NOTES PAYABLE
                                                           (IN THOUSANDS)

                                                             WEIGHTED        MAXIMUM        AVERAGE       WEIGHTED
                                                              AVERAGE        AMOUNT         AMOUNT         AVERAGE
                                             BALANCE AT    INTEREST RATE   OUTSTANDING    OUTSTANDING   INTEREST RATE
                                               END OF        AT END OF     DURING THE     DURING THE     DURING THE
                                               PERIOD         PERIOD         PERIOD         PERIOD         PERIOD
                                             ----------    -------------   -----------    -----------   -------------
Year ended December 31,
  1993:
  Notes Payable                              $   21,479           6.6%     $   37,493     $   30,832           8.8%

Year ended December 31,
  1992:
  Notes Payable                              $   16,982          10.1%     $   52,333     $   22,980           9.9%

Year ended December 31,
  1991:
  Notes Payable                              $   17,318           9.8%     $   32,062     $   17,638           9.1%


                       HEXCEL CORPORATION AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)


                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------
                                                 1993      1992      1991
                                                -------   -------   -------
Maintenance and repairs. . . . . . . . . . . .  $13,498   $10,778    $9,547
Taxes, other than payroll and income taxes . .    3,805     3,628     4,170


                                                                      EXHIBIT 11

        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS - UNAUDITED

     The Company reports net income (loss) per share data on primary and fully diluted bases. Primary net income (loss) per share is based upon the weighted average number of outstanding common shares and common equivalent shares from stock options. Fully diluted net income (loss) per share is based upon (a) the weighted average number of outstanding common shares and common equivalent shares from stock options and adjusted for the assumed conversion of the 7% convertible subordinated debentures and (b) net income (loss) increased by the expenses on the debentures. Computations of net income (loss) per share on the primary and fully diluted bases for 1993, 1992, and 1991 were:


PRIMARY NET INCOME (LOSS) PER SHARE AND EQUIVALENT SHARE
- ---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                                           1993          1992          1991
- ---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $(86,456)     $(17,706)     $  4,771
Loss from discontinued operations                                            (4,039)       (4,472)         (508)
Extraordinary gain                                                               --           956            --
Cumulative effects of accounting changes                                      4,500        (8,052)           --
- ---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $(85,995)     $(29,274)     $  4,263
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    7,330         7,254         7,113
Weighted average common equivalent shares from stock options                     --            18            33
- ---------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalent shares                          7,330         7,272         7,146
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Primary net income (loss) per share and equivalent share from (1):
     Continuing operations                                                 $ (11.79)     $  (2.43)     $   0.67
     Discontinued operations                                                  (0.55)        (0.62)        (0.07)
     Extraordinary gain                                                          --          0.13            --
     Cumulative effects of accounting changes                                  0.61         (1.11)           --
- ---------------------------------------------------------------------------------------------------------------
Primary net income (loss) per share and equivalent share (1)               $ (11.73)     $  (4.03)        $0.60
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
FULLY DILUTED NET INCOME (LOSS) PER SHARE AND EQUIVALENT SHARE
- ---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                                           1993          1992          1991
- ---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $(86,456)     $(17,706)     $  4,771
Loss from discontinued operations                                            (4,039)       (4,472)         (508)
Extraordinary gain                                                               --           956            --
Cumulative effects of accounting changes                                      4,500        (8,052)           --
- ---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           (85,995)      (29,274)        4,263
Debenture interest and issuance costs                                         1,213         1,330         1,364
- ---------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                                 $(84,782)     $(27,944)     $  5,627
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    7,330         7,254         7,113
Weighted average common equivalent shares
     Stock options                                                               --            18            33
     7% convertible debentures                                                  804           881         1,034
- ---------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalent shares                          8,134         8,153         8,180
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Fully diluted net income (loss) per share and equivalent share from (1):
     Continuing operations                                                 $ (11.79)     $  (2.43)     $   0.67
     Discontinued operations                                                  (0.55)        (0.62)        (0.07)
     Extraordinary gain                                                          --          0.13            --
     Cumulative effects of accounting changes                                  0.61         (1.11)           --
- ---------------------------------------------------------------------------------------------------------------
Fully diluted net income (loss) per share and equivalent share (1)         $ (11.73)     $  (4.03)     $   0.60
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

(1) For 1993, 1992 and 1991, the primary and fully diluted net income (loss) per share were the same because the fully diluted computation was antidilutive.


C.  EXHIBITS

EXHIBIT NO.    DESCRIPTION

     3.   1.   Restated Certificate of Incorporation of Hexcel Corporation(6)

          2. Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(6)

          3. Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock(7)

          4. Amended and Restated Bylaws of Hexcel Corporation dated as of August 30, 1993

     4.   1.   Certificate of Incorporation of Hexcel Corporation, Articles 5
               through 10 (See Exhibit 3-1)

          2. Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Exhibit 3-2)

          3. Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock (See Exhibit 3-3)

          4. Amended and Restated Bylaws of Hexcel Corporation, Sections 3 through 11, 13 through 16, and 46 (See Exhibit 3-4)

          5.   Amendment to Bylaws of Hexcel Corporation (See Exhibit 3-4)

          6. Rights Agreement dated as of August 14, 1986, between Hexcel Corporation and Manufacturers Hanover Trust Company, as Successor Rights Agent(6)

          7. Amendment No. 1 dated October 18, 1988 to Rights Agreement between Hexcel Corporation and the Bank of California, N.A.

          8. Amendment No. 2 dated November 19, 1990 between Hexcel Corporation and Manufacturers Hanover Company, as successor Rights Agent(4)

          9. Amendment No. 3 dated December 18, 1990 between Hexcel Corporation and Manufacturers Hanover Company, as successor Rights Agent(5)

          10. Exemplar of Indenture between Hexcel Corporation and The Bank of California, N.A., Trustee, dated October 1, 1988

          11. Loan Agreement and Indentures-Industrial Development Bonds. These instruments are not filed herewith; the registrant agrees to furnish a copy of such instruments to the Commission upon request

     10.  Material Contracts:

          1.   A.   Note Agreement, as amended, dated December 9, 1977,
                    $8,000,000  8-3/4% Notes

               B. Amendments dated April 25, 1978, April 30, 1980, January 6, 1981, April 12, 1981, May 13, 1981, August 21, 1981, March
                    15, 1982 and September 1, 1982, December 31, 1983, July 24,
                    1986 and August 25, 1986, to Note Agreement dated December 9, 1977, $8,000,000 8-3/4% Notes

          2. Consent Agreement dated March 31, 1993, relating to Amended and Restated Credit Agreement dated March 31, 1993, among Hexcel Corporation and the Banks named therein and Wells Fargo Bank, N.A., as Agent(7)

          3. Amended and Restated Credit Agreement dated March 31, 1993, among Hexcel Corporation and the Banks named therein and Wells Fargo Bank, N.A., as Agent(7)

          4. Letter of Credit and Reimbursement Agreement dated March 1, 1988, between Hexcel Corporation and Banque Nationale de Paris(7)

          5. Letter of Credit and Reimbursement Agreement dated December 1, 1989, between Hexcel Corporation and Banque Nationale de Paris(3)

               A. Amendment No. 1 to Letter of Credit and Reimbursement Agreement dated October 12, 1988, between Hexcel Corporation and Banque Nationale de Paris

               B. Amendment No. 2 to Letter of Credit and Reimbursement Agreement dated July 1, 1992, between Hexcel Corporation and Banque Nationale de Paris

               C. Amendment No. 3 to Letter of Credit and Reimbursement Agreement dated April 15, 1993, between Hexcel Corporation and Banque Nationale de Paris

          6. Note Agreement dated as of October 1, 1988, between Hexcel Corporation and Principal Mutual Life Insurance Company, $30,000,000 10.12% Senior Notes Due October 1, 1998

          7. Letter of Credit Reimbursement Agreement dated as of November 1, 1991, among Hexcel Corporation and Barclays Bank PLC

          8. Letter of Credit Reimbursement Agreement dated as of April 28, 1992, among Hexcel Corporation and Barclays Bank PLC as amended March 31, 1993

          9. Debtor in Possession Credit Agreement dated as of December 8, 1993, and amended January 3, 1994 and March 25, 1994, and amended April 11, 1994 by and between Hexcel Corporation and The CIT Group/Business Credit, Inc.

          10.  Executive Compensation Plans and Arrangements

               A.   Stock Option Plans

                    (1)  1988 Management Stock Program(1)

                    (2)  Amendments to 1988 Management Stock Program(1)

                    (3)  1988 Restricted Stock Agreement - Sample Agreement(1)

                    (4) 1988 Directors' Discounted Stock Option Agreement - Sample Agreement(1)

                    (5) 1988 Discounted Stock Option Agreement - Sample Agreement(1)

                    (6) 1988 Employees Nonqualified Stock Option Agreement - Sample Agreement(2)

                    (7) 1988 Officers' Nonqualified Stock Option Agreement - Sample Agreement(1)

               B.   Exemplar of Executive Deferred Compensation Agreement

               C.   Exemplars of Incentive Plans(6)

               D.   Exemplars of Contingency Employment Agreement

               E.   Directors' Retirement Plan(7)

               F. Employment Agreement dated September 28, 1993 between Hexcel Corporation and John J. Lee

               G. Employment Agreement dated September 28, 1993 between Hexcel Corporation and John L. Doyle

     11.  Statement Regarding Computation of Per Share Earnings

     18. Preferability letter regarding change in accounting for inventories - Deloitte & Touche

     21.  Subsidiaries of Registrant

     23.  Consents of Experts and Counsel

          1.   Independent Auditors' Consent - Deloitte & Touche

          2.   Consent of Independent Public Accountants - Arthur Andersen & Co.

- ---------------

(1) Incorporated by reference to the Registration Statement of registrant on Post-Effective Amendment No. 1 to Form S-8 filed on May 11, 1988, No. 33-17025, pursuant to the Securities Act of 1933

(2) Incorporated by reference to the Registration Statement of registrant on Form S-8 filed on May 2, 1989, No. 33-28445, pursuant to the Securities Act of 1933

(3) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1989, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(4) Incorporated by reference to the Current Report of registrant on Form 8-K dated November 19, 1990, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(5) Incorporated by reference to the Current Report of registrant on Form 8-K dated December 18, 1990, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(6) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1991, filed pursuant to Section 13 of the Securities Exchange Act of 1934.

(7) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1992, filed pursuant to Section 13 o