Form 10-K/A
period 1993-12-31
HEXCEL CORP /DE/
filed 1994-05-02
CIK 717605

- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                          FORM 10K / A
                         AMENDMENT NO. 1

 /x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

 / /       For the Fiscal Year Ended December 31, 1993
                               or

    Transition Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934
     For the transition period from ______________ to _____________
                  Commission File Number 1-8472
                       -------------------

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

   Securities registered pursuant to Section 12(g) of the Act:
         7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___X___    No _______
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
   The aggregate market value as of April 8, 1994 of voting stock held by nonaffiliates of the registrant: $27,411,851.
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes ______X No _______ (Note: To date, no plan confirmed, no securities distributed)
   The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
          Class                  Outstanding at April 8, 1994
       ------------              ----------------------------
       COMMON STOCK                       7,309,827


- - ------------------------------------------------------------------
- - ------------------------------------------------------------------

     The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, was filed on April 15, 1994, in compliance with the Rules promulgated under the Securities Exchange Act of 1934, as amended (the "Rules"), including Rule 12b-25, which allows for an automatic 15 day extension of the time for filing. As permitted by the Rules, the material in Items 11 and 12 were incorporated by reference to the definitive Proxy Statement of the Company, even though not then filed with the Securities and Exchange Commission.
Pursuant to the Rules, since the definitive Proxy Statement has not been filed within 120 days following the end of the Registrant's fiscal year, the Registrant is amending this Form 10-K to provide the information required by Items 11 and 12.


     Items 11 and 12 of this Form 10-K are hereby amended and restated to read in full as follows:

ITEM 11.  EXECUTIVE COMPENSATION.


                                                       EXECUTIVE COMPENSATION

                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------

                                           Annual Compensation (1)                         Long-Term Compensation
                                   ------------------------------------------  ---------------------------------------------------
                                                                                          Awards            Payouts
                                                                               ------------------------------------
                                                                               Restricted  Securities
                                                                 Other Annual  Stock       Underlying        LTIP      All Other
   Name & Principal                  Salary         Bonus        Compensation  Awards      Options/SARS     Payouts  Compensation
      Position            Year        ($)            ($)           ($) (5)     ($) (6)       (#) (7)        ($) (8)    ($) (9)
   ----------------       ----       ------         -----        ------------  -------       -------        -------   ---------
   R.L. Witt   (2)        1993      $210,000            $0        $  ---      $110,813        68,000            $0     $ 810,141
   Chairman & Chief       1992       360,000             0           ---        91,936        37,400             0         6,866
   Executive Officer      1991       340,000       126,710           ---        82,529        88,375             0           ---

   J.J. Lee    (3)        1993       160,005             0           ---             0             0             0         51,675
   Chairman and           1992           ---           ---           ---           ---           ---           ---           ---
   Co-Chief Executive     1991           ---           ---           ---           ---           ---           ---           ---
   Officer

   J.L. Doyle  (3)        1993       156,159             0           ---             0             0             0         68,475
   Vice Chairman and      1992           ---           ---           ---           ---           ---           ---           ---
   Co-Chief Executive     1991           ---           ---           ---           ---           ---           ---           ---
   Officer

   D.J. O'Mara            1993       191,250             0           ---        49,619        33,500             0         6,000
   President and Chief    1992       163,731             0           ---        33,713        15,000             0         4,364
   Operating Officer      1991        80,000        27,000           ---        15,998        20,000             0           ---

   D.G. Schmidt  (4)      1993       179,317             0           ---        44,325        24,000             0         4,085
   VP and Chief           1992       172,008             0           ---        35,138        15,000             0         4,364
   Financial Officer      1991       160,000        50,000           ---        32,375        20,000             0           ---

   R.A. Penezic           1993       152,004             0           ---        39,400        20,000             0         4,560
   VP-Human               1992       152,004             0           ---        31,053        10,000             0         4,560
   Resources &            1991       142,000        38,000           ---        27,576        20,000             0           ---
   Administrative Operations

   G.L. Sandercock        1993       140,004             0           ---        35,706        15,000             0         4,136
   VP-Manufacturing       1992       140,004             0           ---        28,607         8,000             0         4,200
                          1991       131,000        20,000           ---        25,436        15,000             0           ---



(1) Annual compensation includes amounts earned in the fiscal year, whether or not deferred.
(2) Mr. Witt's employment as Chairman and Chief Executive Officer terminated effective July 30, 1993.
(3) Messrs. Doyle and Lee served as Hexcel consultants in July and August, and as employees from September 1 to December 31, 1993. Mr. Doyle resigned as Co-Chief Executive Officer effective December 31, 1993.
(4) Included is Mr. Schmidt's $12,754 of short-term disability payments during 1993.
(5) Aggregate perquisite values do not exceed the lesser of $50,000 or 10% of reported salary and bonus for each year.
(6) Restricted stock is subject to certain restrictions requiring that the executive remain in the Company's employ for a period of five years before being entitled to receive all of the shares issued. The executive does not pay cash for the shares issued. The shares are non-transferrable while restricted; however, the holder is entitled to vote the shares and receive, without restrictions, all dividends and distributions, except dividends or distributions in stock or other shares which then become restricted stock. The restrictions all terminate upon the executive's retirement, death or disability. If employment terminates otherwise during the term of restrictions, the unvested shares are forfeited to the Company without payment of any consideration. The restrictions on the restricted stock will lapse in varying percentages between three and five years following issuance. In the above table, the restricted stock is valued as of the date of the grant. The total number of restricted shares and the aggregate value at December 31, 1993 were as follows: Messrs. Witt, Lee and Doyle held no shares; Mr. O'Mara held 8,085 shares valued at $28,803; Mr. Schmidt held 9,536 shares valued at $33,972; Mr. Penezic held 10,067 shares valued at $35,864; and Mr. Sandercock held 9,246 shares valued at $32,939. Aggregate market value is based on December 31, 1993's closing price of $3.56.
(7) As of December 31, 1993, all options were underwater. Mr. Witt's options expired 90 days after his separation date.
(8)  The Three-year Performance Incentive Plan was terminated in 1993.
(9)  Consists of (i) in the case of Mr. Witt, his Separation
     Agreement, valued at $801,806, including $720,000 of salary continuation payments, and the contribution to his Salaried Employees' Retirement Plan of $8,335 (ii)in the case of Messrs. Lee and Doyle directors' fees for services as directors for the period prior to their employment in the amounts of $ 8,175 and $ 24,225, respectively and consulting fees during July and August, 1993, in their capacities as Co-Chief Executive Officers, in the amounts of $ 43,500 and $ 44,250, respectively, (iii) in the case of the other officers, other compensation is comprised entirely of contributions to the Salaried Employees' Retirement Plan. Messrs. Lee and Doyle do not participate in the Salaried Employees' Retirement Plan. Amounts for 1991 are not reported consistent with the transition rules.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                Number of
                                               Securities      Value of
                                               Underlying     Unexercised
                                               Unexercised   In the Money
                                              Options/SARS   Options/SARS
                                               at Fiscal      at Fiscal
                      Shares                  Year End (#)   Year End ($)
                     Acquired on    Value     ------------   ------------
                     Exercise     Realized    Exercisable/   Exercisable/
        Name            (#)         ($)(1)(2) Unexercisable  Unexercisable(1)(2)
- - ------------------   -----------  --------    -------------  -------------
R. L. Witt               0            0            0 / 0           0/0
J. J. Lee                0            0            0 / 0           0/0
J. L. Doyle              0            0            0 / 0           0/0
D. J. O'Mara             0            0       43,500 / 33,500      0/0
D. G. Schmidt            0            0       35,000 / 24,000      0/0
R. A. Penezic            0            0       45,448 / 20,000      0/0
G. L. Sandercock         0            0       34,875 / 15,000      0/0


(1) Market value of underlying securities at December 31, 1993 close minus the exercise or base price.
(2)  All options are underwater or were cancelled.


                             PENSION PLAN TABLE (1)
                            ANNUAL RETIREMENT INCOME


                                         Years of Service (2),(3)
                                         ------------------------
      Remuneration              10           15            20            25
      ------------          -------        -------       -------       -------
          $125,000          $18,750        $28,125       $37,500       $46,875
           150,000           22,500         33,750        45,000        56,250
           175,000           26,250         39,375        52,500        65,625
           200,000           30,000         45,000        60,000        75,000
           250,000           37,500         56,250        75,000        93,750
           300,000           45,000         67,500        90,000       112,500
           350,000           52,500         78,750       105,000       131,250
           400,000           60,000         90,000       120,000       150,000


- - ---------------------
(1) Executive Deferred Compensation Plan (EDCA). This retirement plan consists of individual agreements between the Company and certain key executive employees designated by the Board of Directors. The agreements provide an annual retirement income to these key employees of up to 1 1/2% of their salary and bonuses for each year they are covered under the plan. Messrs. Lee and Doyle did not participate in EDCA.

(2) Benefits are payable beginning at age 65 annually for 10 years or, under certain circumstances, for the duration of the employee's life. Each employee may elect (with the Company's consent) to receive, in lieu of such payments, a lump sum benefit in an amount equal to the present value at age 65 of such benefits (based on the 1971 group annuity mortality table), or any other form of retirement benefit actuarially equivalent thereto. The employee is also entitled to certain life and medical insurance benefits.

(3) Estimated credited years of service are as follows: Mr. Witt - 13 years; Mr. O'Mara - 3 years; Mr. Schmidt - 3 years; Mr. Penezic - 12 years; and Mr. Sandercock - 4 years.


                                              OPTION/GRANTS IN LAST FISCAL YEAR



                                                                             Potential Realizable Value at
                                                                             Assumed Annual Rates of Stock
                                                                             Price Appreciation for 10-year
                                 Individual Grants in 1993                           Option Term
                    ------------------------------------------------------   ------------------------------
                     Number of
                    Securities    % of Total
                    Underlying      Options
                      Options     Granted to                                        5%                10%
                      Granted    Employees in     Exercise      Expiration   ----------------  ----------------
     Name               (#)     Fiscal Year (1)   Price (2)        Date      Dollar Gains (4)  Dollar Gains (4)
- - ----------------    ----------  ---------------   ---------     ----------   ----------------  ----------------
R. L. Witt            68,000         24.71%         $12.31       01/12/03(3)       ---   (3)          ---  (3)
J. J. Lee                  0         --              ---           ---             ---                ---
J. L. Doyle                0         --              ---           ---             ---                ---
D. J. O'Mara          25,000          9.08%          12.31       01/12/03        $ 71,415          $296,043
                       8,500          3.09%           9.13       05/04/03          50,509           126,371
D. G. Schmidt         24,000          8.72%          12.31       01/12/03          68,558           284,201
R. A. Penezic         20,000          7.27%          12.31       01/12/03          57,132           236,835
G. L. Sandercock      15,000          5.45%          12.31       01/12/03          42,849           177,626


(1)  Based on 275,100 options to all employees. Options become fully vested after one year from date of grant. Upon termination of employment, a participant may exercise fully vested options for three months after date of termination.
(2)  Fair Market Value on date of grant.
(3)  Option grant to Mr. Witt expired unexercised on October 31, 1993.
(4)  The dollar amounts under these columns are calculated at 5% and 10% annual stock growth rates prescribed by the Securities and Exchange Commission
     (SEC) for this purpose, and therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock. The potential value is calculated net of the exercise price based on the term of options at the time of grant, 10 years, compounded annually. No gain to the optionee is possible without an increase in stock price appreciation, which will commensurately benefit all stockholders.


     COMPENSATION OF DIRECTORS.

     Except for Messrs. Lee, O'Mara and Krumme, the only directors who are salaried employees of the Company, directors are compensated for services as directors in the amount of $13,500 per year ($14,500 per year for Committee chairmen). Directors are also paid $800 for each Board and Committee meeting they attend. Messers. Lee and Doyle, who were each employed by the Company for a portion of 1993, received the annual and meeting compensation for the period during 1993 that each was a director but not an employee.

     In addition, directors may participate in the Directors' Retirement Plan.
A director who has served as a director for at least 5 years, and during which period does not accrue other Company retirement benefits, is entitled, on retirement, to a total retirement benefit equal to 50% of his or her annual compensation as a director, averaged for the three years prior to retirement, multiplied by the number of years he or she served on the Board while not accruing other Company retirement benefits, payable over a period of not to exceed 10 years. The amount and term of payment is subject to adjustment in certain events. At December 31, 1993, Messrs. Brown and Doyle were the only directors who were entitled to receive retirement benefits, which total $158,025 and $231,486, respectively. Subject to certain conditions, the Directors may also participate in the Discounted Stock Option Plan of the 1988 Management Stock Program. No director has been granted discounted stock options pursuant to such plan.

     Messrs. Lee and Doyle became Co-Chief Executive Officers on August 1, 1993 and employees on September 1, 1993. During July and August, 1993, they were each paid consulting fees by the Company, with Mr. Lee being paid $43,500 and Mr. Doyle being paid $44,250, which amounts are set forth in a footnote to the Summary Compensation Table. As employees, they each received compensation in amounts set forth in the Summary Compensation Table, in accordance with the provisions of Employment Agreements described below.

     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS.

     Employment Agreements of Messrs. Lee and Doyle.

     As of August 1, 1993, Messrs. Lee and Doyle were engaged to act as Co-Chief Executive Officers ("Co-CEO") of the Company. Mr. Doyle took primary responsibility for managing and restructuring the business operations and Mr. Lee took primary responsibility for managing and restructuring the finances and debt structure. Each was expected to expend at least 50% of his time in his role as the Co-CEO. During July and August, 1993, Messrs. Lee and Doyle were compensated in their capacities as directors and received consulting fees as noted above. They became employees as of September 1, 1993. Mr. Doyle resigned as Co-CEO effective December 31, 1993, remaining as a director, and Mr. Lee became the sole Chief Executive Officer on January 1, 1994.

     The Employment Agreements provide that Messrs. Lee and Doyle each earn a base salary of $480,000 for services performed on behalf of the Company during a annual period September 1, 1993 through August 31, 1994 (the "Employment Term").


     To conserve cash and facilitate the Company's reorganization, Messrs. Lee and Doyle each offered to accept $200,000, for the employment term in cash, payable on the regular compensation schedule for the Company's other executives, and the balance of the base salary of $280,000 in deferred compensation.

Under the Employment Agreements, the deferred compensation is payable in one lump sum at the end of the Employment Term. To provide additional incentives to Messrs. Lee and Doyle to restructure the Company in the short term, certain substitute or additional short-term incentives were provided, which are discussed below.

     Messrs. Doyle and Lee earned a pro rata portion of deferred and cash compensation for their four months of service as employees during 1993. The amount of the deferred compensation earned prior to the filing of the Chapter 11 case ($70,000) is a prepetition claim against the Company.

     As a result of his resignation as Co-CEO, Mr. Doyle's Employment Agreement and, thus, his compensation, terminated as of December 31, 1993. Mr. Doyle received no severance compensation as a result of his resignation.

     Additional Incentives. The Employment Agreements both provided for the following incentives, in which, as a result of his resignation as Co-CEO, Mr. Doyle will not participate:

     - If the Company completes a restructuring of its debt during the Employment Term, the Co-CEO will be granted 70,000 option shares under the Program in lieu of his deferred compensation. The exercise price of such options shall be equal to the market price of the Company's shares on the date of grant. The options would vest one year following the date of grant and would be exercisable for five years following the date of vesting; provided, however, that the options could terminate earlier in certain events.

     - If the Company completes a merger or sale during the Employment Term, the Co-CEO shall be paid 1/2 of 1% of the value of the transaction in lieu of the deferred compensation.

     - If there occurs an equity investment in the Company, the Co-CEO shall receive a cash bonus of 1% of such investment, in addition to the deferred compensation.

     Because none of the above-described events occurred during 1993, neither Mr. Lee nor Mr. Doyle received an incentive compensation award under the Employment Agreements in 1993.

     During the Employment Term, Messrs. Lee and Doyle are not entitled to receive any Board of Director fees, but they remain eligible to participate in, and have their service during the Employment Term credited towards, the Company's Directors' Retirement Plan. Neither Mr. Lee nor Mr. Doyle is a participant in the Company's Salaried Employees' Retirement Plan.

     Employment Separation Agreement of Mr. Witt.

     Mr. Witt's employment with the Company terminated on July 30, 1993. Pursuant to an agreement negotiated between the Company and Mr. Witt, Mr. Witt is to be paid his then current salary through July 31, 1995, in the manner salary is paid to other employees. The total amount of this salary continuation is $720,000. Mr. Witt also received certain amounts from other retirement plans and continues to remain eligible for certain benefits made available to all employees of the Company. The Company also agreed to transfer to him the car then leased by the Company for him and provide him with certain life insurance, outplacement service and other benefits. See Summary Compensation Table for additional information. As a result of the Chapter 11 filing, Mr. Witt's salary continuation payments cannot be paid currently, but constitute a general unsecured claim against the Company, subject to disposition pursuant to the Company's plan of reorganization.

     Contingency Employment Agreements.

     The Company has agreements with certain key employees that provide for their continued employment during the Company's reorganization and in the event of a change in control of the Company. The agreements were designed to encourage dedication to their duties without distraction in the event of a change or attempted change in control of the Company. The agreements, which are all similar, were each approved by the Executive Compensation Committee and were entered into with each of the officers named in the Summary Compensation Table, other than Messrs. Lee and Doyle, along with certain other key employees. Mr. Witt's agreement has terminated.

     The agreements provide, in substance, that, in the event of a "change in control" of the Company (as defined therein), the Company will continue to employ the employee for four years thereafter in a similar capacity and at similar salary, bonus, and benefit levels, with increases in salary, bonus, and benefits consistent with the Company's policies for similarly situated employees. If there is a change in control and the employment is terminated by Hexcel without cause or the employee terminates his employment for "good reason" (as defined therein) during the four-year term, the employee is entitled to a lump sum payment, which, under most circumstances, would be 75% of base salary for the remainder of the period plus 15% of such base salary for lost fringe benefits, plus certain bonus amounts. The lump sum payment is subject to certain maximum allowable deductions for income tax purposes under the Internal Revenue code and other limiting factors.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The following directors were members of the Executive Compensation Committee of the Board of Directors during 1993: Gary Depolo (member from May 14, 1993, Chairman from November 12, 1993); Cyrus Holley (Member from November 12, 1993); John L. Doyle (former Chairman until May 14, 1993); Charles R. Weaver (former member, Chairman from May 14, 1993 until November 11, 1993); and John J. Lee (former member from May 14, 1993 until August 30, 1993). Messrs. Lee and Doyle became the Co-Chief Executive Officers of the Company on August 1, 1993, and employees of the Company on September 1, 1993.

     During 1993, Mr. Lee was also a member of the compensation committee of XTRA Corporation. Mr. Lewis Rubin, a director of the Company, also served as President and Chief Excutive Officer of XTRA Corporation. Mr. Rubin has not served on the Executive Compensation Committee of Hexcel Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAUB BENEFICIAL OWNWERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

  The Company knows of no person (or "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially owns more than 5% of the outstanding shares of any class of the Company's voting securities, except as follows:


                                                                     PERCENT OF
                                                                     OUTSTANDING
                                                           NUMBER    SHARES OF
     CLASS                    ADDRESS                      OF SHARES CLASS

Common Stock        State of Wisconsin Investment Board     708,000 1    9.6%
                    Lake Terrace
                    121 East Wilson Street
                    Madison, WI 53703


Common Stock        Joseph Louis Harrosh                    565,900 2    7.7%
                    40900 Grimmer Boulevard
                    Fremont, CA 94538


Common Stock        Fisher Investments, Inc.                422,000 3    5.7%
                    301 Henrik Road
                    Menlo Park, CA 94062


Common Stock        Dimensional Fund Advisors, Inc.         366,619 4    5.0%
                    1299 Ocean Avenue, 11th Floor
                    Santa Monica, CA 90401


1 All information with respect to the State of Wisconsin Investment Board is based on its Schedule 13G filed with the SEC on February 8, 1994.

2    All information with respect to Joseph Louis Harrosh is based on his
     Schedule 13D filed with the SEC on September 30, 1993.

3    All information with respect to Fisher Investments, Inc. is based on its
     Schedule 13D filed with the SEC on October 29, 1993.

4 All information with respect to Dimensional Fund Advisors, Inc. is based on its Schedule 13G filed with the SEC on February 9, 1994.


STOCK BENEFICIALLY OWNED

     Based on information supplied by those persons, beneficial ownership of shares of the Company's Common Stock by the individually named directors and executive officers, and by all directors and executive officers as a group, is, as of February 28, 1994, as follows:


                                        COMMON STOCK        PERCENT OF
          NAME                          SHARES OWNED          CLASS
          ----                          ------------        ----------

     Thomas R. Brown                     1,038                   *
     Gary L. Depolo                      3,990                   *
     John L. Doyle                       1,246                   *
     Cyrus H. Holley                     1,000                   *
     Robert D. Krumme                        0                   *
     John J. Lee                             0                   *
     Charles A. Lynch                        0                   *
     Donald J. O'Mara 1                 72,292                   *
     Lewis Rubin                         5,000                   *
     George S. Springer                    500                   *
     Robert L. Witt                     18,952                   *
     David G. Schmidt 1                 72,844                   *
     Robert A. Penezic 1                81,293                 1.1%
     Gary L. Sandercock 1               60,843                   *
     All Officers and Directors as
         a group ( 20 persons)         365,575                 5.0%



- - -------------------------
*Less than 1%
1 The above named officers have the right to acquire shares of the Company's
  Common Stock within 60 days after February 28, 1994, by exercise of stock options under one of the Company's stock option plans, as follows: Mr. O'Mara
  - 60,000 shares, Mr. Schmidt - 59,000 shares, Mr. Penezic - 65,448, and Mr. Sandercock - 49,875 shares. Mr. O'Mara and all directors and executive officers as a group have the right to acquire 278,123 shares of the Company's common stock within 60 days after February 28, 1994, by exercise of stock options under one of the Company's stock option plans. Those shares are included in the above table as shares owned.


                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California.

                                         HEXCEL CORPORATION


April 29, 1994                        By:____________________________________
                                         Rodney P. Jenks,
                                         Vice President, General
                                         Counsel and Secretary