Form 10-Q
period 1994-04-03
HEXCEL CORP /DE/
filed 1994-05-16
CIK 717605

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                      ----------------------


                            FORM 10-Q

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended April 3, 1994

                               or


    / /  Transition Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

       For the transition period from                   to
                                      ------------------  ---------

                  Commission File Number 1-8472
                         ----------------

                       HEXCEL CORPORATION
     (Exact name of registrant as specified in its charter)
                Delaware                   94-1109521
      (State of Incorporation)  (I.R.S. Employer Identification No.)

                  5794 W. Las Positas Boulevard
               Pleasanton, California  94588-8781
      (Address of principal executive offices and zip code)
    Registrant's telephone number, including area code:  (510) 847-9500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                        ---------    ----------

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes   X     No           (Note:  To date, no plan  confirmed,  no
   --------    ----------
securities distributed)

   The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at May 11, 1994
          -----                  ---------------------------
       COMMON STOCK                       7,309,827

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

               HEXCEL CORPORATION AND SUBSIDIARIES


                              INDEX

                                                         PAGE
PART I.   FINANCIAL INFORMATION

            Condensed Consolidated Statements of
            Operations - The Quarter Ended
            April 3, 1994 and March 31, 1993               2

            Condensed Consolidated Balance
            Sheets - April 3, 1994 and
            December 31, 1993                              3

            Condensed Consolidated Statements of
            Cash Flows - The Quarter Ended
            April 3, 1994 and March 31, 1993               4

            Notes to Condensed Consolidated
            Financial Statements                           5

            Management Discussion and Analysis
            of Financial Condition and Results
            of Operations                                  10


PART II.          OTHER INFORMATION                        14

SIGNATURES                                                 15

EXHIBIT INDEX                                              16

EXHIBIT                                                    17

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


- - ---------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
                                                                         --------------------------------
                                                                          APRIL 3,              MARCH 31,
THE QUARTER ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)                     1994                   1993
- - ---------------------------------------------------------------------------------------------------------
Net sales                                                                $  85,413             $  89,291

Cost of sales                                                              (71,059)              (75,162)
- - ---------------------------------------------------------------------------------------------------------
Gross margin                                                                14,354                14,129

Other operating costs and expenses:
    Marketing, general and administrative expenses                         (14,059)              (16,847)
    Other income                                                                 -                   534
- - ---------------------------------------------------------------------------------------------------------

Operating income (loss)                                                        295                (2,184)
Interest expenses                                                           (2,551)               (2,360)
Bankruptcy reorganization expenses                                          (2,344)                    -
- - ---------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes                         (4,600)               (4,544)
Benefit (provision) for income taxes                                          (424)                1,418
- - ---------------------------------------------------------------------------------------------------------

            Loss from continuing operations                                 (5,024)               (3,126)

Discontinued operations:
    Losses during phase-out period, net of benefit for income taxes
        of $89 in 1993                                                           -                  (178)
- - ---------------------------------------------------------------------------------------------------------


            Loss before cumulative effect of accounting change              (5,024)               (3,304)

Cumulative effect of change in accounting for income taxes                       -                 4,500
- - ---------------------------------------------------------------------------------------------------------

            Net income (loss)                                            $  (5,024)            $   1,196
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

Net income (loss) per share and equivalent share:
Primary and fully diluted:
    Continuing operations                                                $   (0.69)            $   (0.43)
    Discontinued operations                                                      -                 (0.02)
    Cumulative effect of change in accounting for income taxes                   -                  0.61
- - ---------------------------------------------------------------------------------------------------------

            Net income (loss)                                            $   (0.69)            $    0.16
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                                7,310                 7,314
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



- - ---------------------------------------------------------------------------------------------------------
                                                                                    UNAUDITED
                                                                           ------------------------------
                                                                            APRIL 3,         DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         1994                 1993
- - ---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                                   $   4,512            $  12,877
    Accounts receivable                                                       76,128               67,595
    Inventories                                                               51,809               47,284
    Prepaid expenses                                                           4,029                4,562
- - ---------------------------------------------------------------------------------------------------------

        Total current assets                                                 136,478              132,318
- - ---------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                228,245              234,482
Less accumulated depreciation                                                117,318              119,814
- - ---------------------------------------------------------------------------------------------------------

        Net property, plant and equipment                                    110,927              114,668
- - ---------------------------------------------------------------------------------------------------------

Investments and other assets                                                  21,327               21,375
- - ---------------------------------------------------------------------------------------------------------

        Total assets                                                       $ 268,732            $ 268,361
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term liabilities          $  22,036            $  24,632
    Accounts payable                                                          17,971               12,816
    Accrued liabilities                                                       39,829               40,212
- - ---------------------------------------------------------------------------------------------------------

        Total current liabilities                                             79,836               77,660
- - ---------------------------------------------------------------------------------------------------------

Long-term liabilities, less current maturities                                49,200               50,016
Liabilities subject to disposition in bankruptcy reorganization              122,413              119,932
- - ---------------------------------------------------------------------------------------------------------

Shareholders' equity:
    Common stock, $0.01 par value, authorized 20,000 shares,
        shares issued and outstanding of 7,310 in 1994 and 1993                   73                   73
    Additional paid-in capital                                                62,562               62,562
    Retained earnings (accumulated deficit)                                  (47,768)             (42,744)
    Minimum pension obligation adjustment                                       (646)                (646)
    Cumulative currency translation adjustment                                 3,062                1,508
- - ---------------------------------------------------------------------------------------------------------

        Total shareholders' equity                                            17,283               20,753
- - ---------------------------------------------------------------------------------------------------------

        Total liabilities and shareholders' equity                         $ 268,732            $ 268,361
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


- - ---------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
                                                                           ------------------------------
                                                                           APRIL 3,             MARCH 31,
THE QUARTER ENDED (IN THOUSANDS)                                               1994                  1993
- - ---------------------------------------------------------------------------------------------------------
Loss from continuing operations                                            $  (5,024)          $   (3,126)
Reconciliation to net cash provided by continuing operations:
    Depreciation and amortization                                              3,858                3,918
    Working capital changes and other                                         (2,378)                 787
- - ---------------------------------------------------------------------------------------------------------
        Net cash provided (used) by continuing operations                     (3,544)               1,579
        Net cash provided by discontinued operations                               -                  115
- - ---------------------------------------------------------------------------------------------------------

        Net cash provided (used) by operating activities                      (3,544)               1,694
- - ---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                        (439)              (1,328)
    Proceeds from equipment sold                                                  11                   86
    Investments in joint ventures                                                  -                 (250)
- - ---------------------------------------------------------------------------------------------------------

        Net cash used by investing activities                                  (428)              (1,492)

- - ---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payments of long-term debt, including current maturities                    (610)                (628)
    Proceeds (payments) of short-term debt, net                               (3,531)               7,094
    Principal payments of capital lease obligations                             (104)                (139)
    Proceeds from issuance of common stock for employee and
      shareholder stock plans                                                      -                   95
- - ---------------------------------------------------------------------------------------------------------

        Net cash provided (used) by  financing activities                     (4,245)               6,422
- - ---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                         (148)                  88
- - ---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                               (8,365)               6,712
Cash and equivalents at beginning of year                                     12,877                2,449

- - ---------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                      $   4,512            $   9,161
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of April 3, 1994, and the results of operations and cash flows for the quarters ended April 3, 1994 and March 31, 1993. The balance sheet of the Company as of December 31, 1993 was derived from the audited 1993 consolidated financial statements. The Company adopted 13-week fiscal quarters for financial reporting purposes beginning in 1994. Consequently, the first quarter of 1994 consists of the period January 1, 1994 through April 3, 1994. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1994 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 10.

     On December 6, 1993, Hexcel Corporation (a Delaware corporation, the "Parent Company" or "Parent") filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws (see Note 2). The accompanying condensed consolidated financial statements do not purport to reflect or provide for the potential consequences of the bankruptcy proceedings of Hexcel Corporation. In particular, the condensed consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made to the capitalization of Hexcel Corporation; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the condensed consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Hexcel Corporation has been operating as a debtor-in-possession since filing for bankruptcy protection. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable Hexcel Corporation to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain adequate postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance that such restructuring or financing will occur. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

     For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The following condensed financial information for Hexcel Corporation, the debtor-in-possession, as of April 3, 1994 and December 31, 1993 and for the quarter ended April 3, 1994, has been prepared using the equity method to account for investments in subsidiaries:

CONDENSED BALANCE SHEETS FOR
THE PARENT COMPANY
- - ---------------------------------------------------------------------------------------------
                                                                       4/3/94         12/31/93
- - ---------------------------------------------------------------------------------------------
Current assets                                                       $ 77,710        $ 70,449
Property, plant and equipment, net                                     76,612          80,389
Investments and other assets                                           50,891          56,386
- - ---------------------------------------------------------------------------------------------
Total assets                                                         $205,213        $207,224
- - ---------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------
Current liabilities                                                  $ 22,824        $ 22,938
Long-term notes payable and deferred liabilities                       40,193          41,101
Liabilities subject to disposition in bankruptcy reorganization       124,913         122,432
Shareholders' equity                                                   17,283          20,753
- - ---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $205,213        $207,224
- - ---------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------

  Liabilities subject to disposition in bankruptcy reorganization includes $2,500 payable to a European subsidiary.


CONDENSED OPERATING INFORMATION FOR
THE PARENT COMPANY
- - -------------------------------------------------------------------------------------
                                                           THE QUARTER ENDED APRIL 3,
                                                                                 1994
- - -------------------------------------------------------------------------------------
Net sales                                                                    $ 51,602
Operating loss                                                                 (1,228)
Loss from continuing operations and net loss                                   (5,024)
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------


CONDENSED STATEMENT OF CASH FLOWS FOR
THE PARENT COMPANY
- - -------------------------------------------------------------------------------------
                                                           THE QUARTER ENDED APRIL 3,
                                                                                 1994
- - -------------------------------------------------------------------------------------
Net cash used by operating activities                                        $ (7,384)
Net cash used by investing activities                                            (181)
Net cash provided (used) by financing activities                                   --
- - -------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                           (7,565)
Cash and equivalents at beginning of period                                     7,886
- - -------------------------------------------------------------------------------------
Cash and equivalents at end of period                                         $   321
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------

NOTE 3 - INVENTORIES

  Inventories at April 3, 1994 and December 31, 1993 were:

- - -------------------------------------------------------------------------------------
                                                             4/3/94          12/31/93
- - -------------------------------------------------------------------------------------
Raw materials                                              $ 18,441          $ 14,717
Work in progress                                             13,783            11,570
Finished goods                                               18,610            20,056
Supplies                                                        975               941
- - -------------------------------------------------------------------------------------
Total inventories                                          $ 51,809          $ 47,284
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------


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

NOTE  4  -  LIABILITIES  SUBJECT  TO  DISPOSITION  IN  BANKRUPTCY
REORGANIZATION

  Liabilities subject to disposition in bankruptcy reorganization as of April 3, 1994 and December 31, 1993 were:

- - -----------------------------------------------------------------------------------------------
                                                                       4/3/94          12/31/93
- - -----------------------------------------------------------------------------------------------
Accounts payable                                                      $  22,549        $ 21,676
Accrued liabilities, including prepetition interest                       9,057           9,057
U.S. revolving credit agreement                                          12,000          12,000
10.12% senior notes originally due 1998                                  30,000          30,000
7% convertible subordinated debentures originally due 2011               25,625          25,625
Obligations under IDB variable rate demand notes originally
 due through 2024                                                        15,890          15,890
Various U.S. notes payable and capital lease oblications                  3,860           3,860
Accrued postpetition interest on prepetition debt                         3,432           1,824
- - -----------------------------------------------------------------------------------------------
Total liabilities subject to disposition  in bankruptcy reorganization $122,413        $119,932
- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------


     Liabilities subject to disposition in bankruptcy reorganization consists of the estimated prepetition claims of Hexcel Corporation creditors. The Parent Company is in the process of confirming the nature and amount of existing claims. Until the Parent Company receives and completes a reconciliation of all proofs of claim submitted by creditors, the recorded liability is subject to revision. Furthermore, the recorded liability does not include any amounts for claims that may arise from the rejection of executory contracts, including leases, or other claims that may arise as a result of the bankruptcy reorganization process.

      The industrial development bonds are guaranteed by irrevocable bank letters of credit. The bondholders have the right to draw upon the letters of credit, at which time the issuing bank would then become an unsecured creditor of the Parent Company.

     The satisfaction of liabilities subject to disposition in bankruptcy reorganization is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Such liabilities may be settled for amounts other than those reflected in the condensed consolidated financial statements.


NOTE 5 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS 109 was the recognition of $4,500 of income, which was recorded in the first quarter of 1993.

     During 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. In the first quarter of 1994, the Company recorded an additional reserve for the deferred income tax assets generated by the Company's pre-tax loss for the quarter. This additional reserve, along with taxable income for certain European entities, resulted in a provision for income taxes of $424 on a pre-tax loss of $4,600.

NOTE 6 - HEXCEL S.A.

     The condensed consolidated financial statements include the accounts of Hexcel S.A., the Company's wholly-owned Belgian subsidiary, after elimination of intercompany transactions and accounts. As of April 3, 1994, Hexcel S.A. had total assets of $32,337 and total liabilities of $39,120. For the quarter ended April 3, 1994, Hexcel S.A. generated net sales of $10,010 and a net loss of $651.

     Due to depressed European business conditions, particularly in the aerospace industry, Hexcel S.A. has been operating at a loss since the end of 1992. Furthermore, interest costs and restructuring activities are consuming cash, and Hexcel S.A. is investigating alleged product claims which could require additional cash outlays. This subsidiary is currently in negotiations with its lenders regarding the commitment of credit facilities which expired beginning on March 16, 1994. These negotiations have been predicated on the Company making satisfactory progress toward obtaining authorization from the Bankruptcy Court to invest additional cash and take other measures to improve the financial position of Hexcel S.A. The Company has requested such authorization and the Bankruptcy Court has scheduled a hearing on the matter for May 18, 1994. There is no assurance this authorization will be received or that all such lenders will extend their short-term credit agreements for any specified length of time. Furthermore, Hexcel Corporation is unable to provide direct financial support outside of the normal course of business to this subsidiary without Bankruptcy Court approval.

     Hexcel S.A.'s ability to continue as a going concern is subject to its obtaining needed financing, as well as resolving alleged product claims and successfully implementing required restructuring initiatives. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Hexcel S.A. be unable to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BANKRUPTCY

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

     For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to the Company's Annual Report on Form 10- K for the year ended December 31, 1993.


HEXCEL S.A.

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

     Hexcel S.A. is currently negotiating with its existing lenders terms for the renewal of the commitment of credit facilities which expired beginning on March 16, 1994. In connection with these negotiations, the Company has requested the Bankruptcy Court to approve the investment of additional cash and other measures to improve the financial position of Hexcel S.A. The Company expects the Bankruptcy Court to rule on this request in the near future, but there is no assurance that the Company will obtain the necessary approval or that the commitment of credit facilities will be renewed. As a result, Hexcel S.A.'s ability to continue as a going concern is subject to its obtaining needed financing, as well as resolving alleged product claims and successfully implementing required restructuring initiatives.

     Hexcel S.A. is an integral component of the Company's worldwide competitive position, particularly in commercial aerospace. If Hexcel S.A. is unable to continue as a going concern, management believes that this would have a material adverse effect on the Company's U.S. and international operations.


RESULTS OF OPERATIONS

     Net sales were $85.4 million for the first quarter of 1994, down 4.3% from net sales of $89.3 million for the first quarter of 1993. The decline is attributable to the transfer of the Knytex business to a joint venture with Owens-Corning Fiberglas in June of 1993, as well as continued weakness in commercial and military aerospace markets.

     Operating income was $0.3 million for the 1994 quarter compared with an operating loss of $2.2 million for the 1993 quarter. The $2.5 million improvement reflects the impact of the restructuring program initiated in 1992 and expanded in 1993. Since the end of 1992, the Company has reduced its worldwide workforce by almost 25%, to 2,329 employees, as part of a strategy to eliminate excess manufacturing capacity and to reorganize sales, marketing and administration on a global basis.

     Net loss for the first quarter of 1994 was $5.0 million or $0.69 per share compared with net income of $1.2 million or $0.16 per share for the first quarter of 1993. The 1994 quarter was adversely impacted by bankruptcy reorganization expenses of $2.3 million while the 1993 quarter benefited from a $1.4 million benefit for income taxes and a $4.5 million gain for the cumulative effect of adopting a new accounting standard for income taxes.

     Results for the first quarter of 1994 reflect the initial benefits of the Company's ongoing restructuring program offset by the costs of bankruptcy reorganization. Gross margin percentage rose to 16.8% from 15.8% a year earlier, as the Company began to reduce manufacturing overhead. First quarter marketing, general and administrative expenses decreased by $2.8 million, or 16.5%, from 1993 to 1994, reflecting the significant reduction in employment levels as well as the implementation of spending controls. Bankruptcy reorganization expenses of $2.3 million during the first quarter of 1994 largely offset the improvement in operating income over the first quarter of last year. Legal and professional fees to be incurred as a result of the bankruptcy proceedings are expected to continue to be significant in the near term.

     During 1993, substantial uncertainty developed as to the realization of the Company's deferred tax assets. Consequently, those assets were fully reserved as of December 31, 1993. In the first quarter of 1994, the Company recorded an additional reserve for the deferred income tax assets generated by the Company's pre-tax loss for the quarter. This additional reserve, along with taxable income for certain European entities, resulted in a tax provision of $0.4 million on a pre-tax loss of $4.6 million.


REVENUE TRENDS

     Sales to commercial and military aerospace markets remain depressed. In the near term, the Company expects further deterioration in sales to aerospace customers before there is a rebound. Based on current projections of aircraft build rates, the Company believes that the commercial aerospace market will likely continue to decline at least until 1995, and military procurement is expected to fall through 1994 and beyond.

     In response to the decline in commercial and military aerospace, the Company is reducing costs, developing process improvements, and revising its market focus. Management believes that there are opportunities for Hexcel materials and technology within and outside of the traditional markets served by the Company. Sales to recreational markets and the electronics industry have been improving, and the Company is pursuing opportunities in the automotive industry as well.

   The backlog of orders for aerospace materials as of April 3, 1994 was comparable to the backlog at the end of 1993, which was down considerably from the prior year. This reflects the continuation of the slump in the aerospace industry, as well as the industry's efforts to reduce inventory levels. The backlog of orders for non-aerospace materials increased in the recent quarter. These increases are primarily for honeycomb and composite materials for recreational customers and woven fabrics for the electronics industry.


CAPITAL RESOURCES AND LIQUIDITY

     Prior to the Chapter 11 filing, Hexcel Corporation arranged for a debtor-in-possession revolving credit line from The CIT Group / Business Credit, Inc. On January 28, 1994, the Bankruptcy Court granted final approval for the use of this credit facility, which is available to finance the normal business operations and restructuring activities of Hexcel Corporation. This debtor-in-possession credit line cannot be used to finance joint ventures, European subsidiaries, or any transaction outside of the ordinary course of business without the prior consent of the Bankruptcy Court. The amount available for borrowing is based on the outstanding balance of eligible U.S. receivables and inventories, as defined in the credit agreement, up to a maximum of $35.0 million. This credit line is secured by substantially all of the Company's U.S. assets, enjoys superpriority over virtually all other claims, and is subject to a number of financial covenants and restrictions.

     Hexcel Corporation began borrowing under this credit facility beginning in April 1994. As of May 6, 1994, outstanding borrowings totaled $0.8 million and approximately $26.0 million of additional credit was available. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable Hexcel Corporation to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance such restructuring or financing will occur. The debtor-in-possession credit facility expires in December 1995 or upon confirmation of a plan of reorganization, at which time all outstanding borrowings become immediately due and payable. Consequently, in connection with the reorganization of Hexcel

Corporation, the Company will need to secure long-term postconfirmation financing to replace debtor-in-possession financing.

     Earnings before interest, taxes, depreciation and amortization were $4.2 million for the first quarter of 1994. However, cash payments for restructuring costs and bankruptcy reorganization expenses, along with working capital changes, resulted in the consumption of $3.5 million in cash from operating activities. Operating activities generated $1.7 million of cash for the first quarter of 1993, which benefited from the absence of bankruptcy costs as well as a reduction in working capital.

     Working capital was $56.6 million at April 3, 1994, $54.7 million at December 31, 1993 and, excluding assets held for sale, $56.0 million at March 31, 1993. The increase in working capital during the first quarter of 1994 is largely attributable to an $8.5 million increase in accounts receivable, which resulted from higher sales during the second half of the quarter, and a $4.5 million increase in inventories. These increases were largely offset by higher levels of accounts payable and a reduction in U.S. cash balances. U.S. cash totaled more than $7 million at December 31, 1993, as a result of prepetition obligations being stayed by the Bankruptcy Court and strong receivables collections at the end of the year. U.S. cash declined to less than $1 million at April 3, 1994 because of the use of cash to pay for bankruptcy costs and fund increases in receivables and inventories.

     Capital expenditures were just $0.4 million in the first quarter of 1994, compared with $1.3 million in same quarter of 1993. Capital spending is being held to minimal levels as part of the ongoing effort to consolidate facilities and improve cash flows. Until Hexcel Corporation emerges from bankruptcy proceedings and adequate long-term financing is in place, the Company does not expect capital expenditures to significantly increase above 1993 spending levels.

  Cash restructuring costs were $2.6 million in the first quarter of 1994. Significant expenditures remain in 1994 and beyond. Funding of these costs will come from the debtor-in-possession revolving line of credit while the Parent Company remains in bankruptcy proceedings. Funding after bankruptcy proceedings will need to be provided as part of the reorganization plan.

                   PART II.  OTHER INFORMATION

               HEXCEL CORPORATION AND SUBSIDIARIES




ITEM 3.      Defaults Upon Senior Securities

             (a) The Company is in default of certain financial and other covenants and pursuant to certain cross-default provisions under its financing agreements with its U.S. banks and certain other lenders. These consist of substantially all U.S. debt listed in Note 4 to the condensed consolidated financial statements. Payment and enforcement of most of these obligations is stayed by federal bankruptcy laws for the duration of Hexcel Corporation's bankruptcy proceedings.


ITEM 6.      Exhibits

             (a)  Exhibits:

                 11.  Statement Regarding Computation of Per Share Earnings.

                 27.1 Financial Data Schedule

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                           HEXCEL CORPORATION
                                              (Registrant)


    May 13, 1994                           /s/ Wayne C. Pensky
 -------------------                       ---------------------------
       (Date)                              Wayne C. Pensky, Controller
                                           Chief Accounting Officer
                                           Authorized Officer

                          EXHIBIT INDEX
                          -------------


                                                                        PAGE NO.
                                                                        --------

11.   Statement Regarding Computation of Per Share Earnings                17

27.1  Financial Data Schedule                                              18