Form 10-Q
period 1994-07-03
HEXCEL CORP /DE/
filed 1994-08-16
CIK 717605

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                          ----------------------------

                                    FORM 10Q
      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 3, 1994

                                       or

     /  /   Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
              For the transition period from __________to__________

                          Commission File Number 1-8472
                         -------------------------------


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No_________

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes____X____ No_________ (Note: To date, no plan confirmed, no securities distributed)

   The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at August 12, 1994
       ------------             ------------------------------
       COMMON STOCK                       7,309,827



===============================================================================

               HEXCEL CORPORATION AND SUBSIDIARIES


                              INDEX

                                                              PAGE
PART I.   FINANCIAL INFORMATION

          --  Condensed Consolidated Statements of
              Operations--The Quarter and Year-to-Date         2
              Ended July 3, 1994 and June 30, 1993

          --  Condensed Consolidated Balance Sheets--          3
              July 3, 1994 and December 31, 1993

          --  Condensed Consolidated Statements of
              Cash Flows--The Year-to-Date
              Ended July 3, 1994 and June 30, 1993             4

          --  Notes to Condensed Consolidated
              Financial Statements                             5

          --  Management Discussion and Analysis
              of Financial Condition and Results of           12
              Operations


PART II.          OTHER INFORMATION                           16

SIGNATURES                                                    19

EXHIBIT INDEX                                                 20

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                              (UNAUDITED)
                                                                        -------------------------------------------------------
                                                                            THE QUARTER ENDED         THE YEAR-TO-DATE ENDED
                                                                        ------------------------     -------------------------
                                                                         JULY 3,       JUNE 30,        JULY 3,       JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1994           1993           1994           1993
- - ------------------------------------------------------------------------------------------------------------------------------

Net sales                                                               $ 93,392       $ 92,839      $ 178,805      $ 182,130
Cost of sales                                                            (76,337)       (75,981)      (147,396)      (151,143)
- - ------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                              17,055         16,858         31,409         30,987
Other operating costs and expenses:
  Marketing, general and administrative expenses                         (13,917)       (16,570)       (27,976)       (33,417)
  Other expenses                                                            (113)        (1,173)          (113)          (639)
- - ------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    3,025           (885)         3,320         (3,069)
Interest expenses                                                         (2,287)        (2,316)        (4,838)        (4,676)
Bankruptcy reorganization expenses                                        (4,565)            --         (6,909)            --
- - ------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                       (3,827)        (3,201)        (8,427)        (7,745)
Benefit (provision) for income taxes                                        (595)           898         (1,019)         2,316
- - ------------------------------------------------------------------------------------------------------------------------------
        Loss from continuing operations                                   (4,422)        (2,303)        (9,446)        (5,429)

Discontinued operations:
 Losses during phase-out period, net of benefit for
  income taxes of $92 and $181 for the quarter
    and year-to-date ended June 30, 1993, respectively                        --           (186)            --           (364)
- - ------------------------------------------------------------------------------------------------------------------------------
        Loss before cumulative effect of accounting change                (4,422)        (2,489)        (9,446)        (5,793)
Cumulative effect of change in accounting for income taxes                    --             --             --          4,500
- - ------------------------------------------------------------------------------------------------------------------------------
        Net loss                                                        $ (4,422)      $ (2,489)     $  (9,446)     $  (1,293)
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations                                                 $  (0.60)      $  (0.31)     $   (1.29)     $   (0.74)
  Discontinued operations                                                     --          (0.03)            --           0.05)
  Cumulative effect of change in accounting for income taxes                  --             --             --           0.61
- - ------------------------------------------------------------------------------------------------------------------------------
        Net loss                                                        $  (0.60)      $  (0.34)     $   (1.29)     $   (0.18)
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                              7,310          7,338          7,310          7,325
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



- - ------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
                                                                            --------------------------
                                                                             JULY  3,     DECEMBER 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                                         1994           1993
- - ------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and equivalents                                                      $     923      $  12,877
  Accounts receivable                                                          84,878         67,595
  Inventories                                                                  55,850         47,284
  Prepaid expenses                                                              5,002          4,562
- - ------------------------------------------------------------------------------------------------------

    Total current assets                                                      146,653        132,318
- - ------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                 230,209        234,482
Less accumulated depreciation                                                 120,734        119,814
- - ------------------------------------------------------------------------------------------------------

    Net property, plant and equipment                                         109,475        114,668
- - ------------------------------------------------------------------------------------------------------

Investments and other assets                                                   21,458         21,375
- - ------------------------------------------------------------------------------------------------------

    Total assets                                                            $ 277,586      $ 268,361
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term liabilities             $  14,889      $  24,632
  Accounts payable                                                             22,892         12,816
  Accrued liabilities                                                          38,488         40,212
- - ------------------------------------------------------------------------------------------------------

    Total current liabilities                                                  76,269         77,660
- - ------------------------------------------------------------------------------------------------------

Long-term liabilities, less current maturities                                 64,971         50,016
Liabilities subject to disposition in bankruptcy reorganization               122,909        119,932
- - ------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock, $0.01 par value, authorized 20,000 shares,
    shares issued and outstanding of 7,310 in 1994 and 1993                        73             73
  Additional paid-in capital                                                   62,562         62,562
  Retained earnings (accumulated deficit)                                     (52,190)       (42,744)
  Minimum pension obligation adjustment                                          (646)          (646)
  Cumulative currency translation adjustment                                    3,638          1,508
- - ------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                 13,437         20,753
- - ------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                              $ 277,586      $ 268,361
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows


- - ------------------------------------------------------------------------------------------------
                                                                               UNAUDITED
                                                                      --------------------------
                                                                         JULY 3,        JUNE 30,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                                      1994           1993
- - ------------------------------------------------------------------------------------------------
Loss from continuing operations                                        $  (9,446)     $  (5,429)
Reconciliation to net cash provided by continuing operations:
    Depreciation and amortization                                          7,802          7,898
    Working capital changes and other                                    (10,066)        (2,711)
- - ------------------------------------------------------------------------------------------------
        Net cash used by continuing operations                           (11,710)          (242)
        Net cash used by discontinued operations                              --           (128)
- - ------------------------------------------------------------------------------------------------
        Net cash used by operating activities                            (11,710)          (370)
- - ------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                  (1,442)        (3,589)
    Proceeds from equipment sold                                               8            121
    Proceeds from business sold                                               --          4,500
    Investments in joint ventures                                             --         (1,750)
- - ------------------------------------------------------------------------------------------------
        Net cash used by investing activities                             (1,434)          (718)
- - ------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payments of long-term debt, including current maturities              (1,518)        (2,570)
    Proceeds of short-term debt, net                                       3,311         10,082
    Principal payments of capital lease obligations                         (212)          (268)
    Proceeds from issuance of common stock for employee and
      shareholder stock plans                                                 --            258
- - ------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          1,581          7,502
- - ------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                     (391)          (198)
- - ------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                          (11,954)         6,216
Cash and equivalents at beginning of year                                 12,877          2,449
- - ------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                  $     923      $   8,665
- - ------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF ACCOUNTING

   The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of July 3, 1994, and the results of operations for the quarters and year-to-date periods ended July 3, 1994 and June 30, 1993, and the cash flows for the year-to-date periods ended July 3, 1994 and June 30, 1993. The condensed consolidated balance sheet of the Company as of December 31, 1993 was derived from the audited 1993 consolidated financial statements. The Company adopted 13-week fiscal quarters for financial reporting purposes beginning in 1994. Consequently, the second quarter of 1994 consists of the period April 4, 1994 through July 3, 1994, and the 1994 year-to-date period consists of the period from January 1, 1994 through July 3, 1994. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1994 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 12.

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


NOTE 2 - BANKRUPTCY REORGANIZATION

BANKRUPTCY PETITION
   On December 6, 1993, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). Since that date, Hexcel Corporation has continued business operations as debtor-in-possession under the supervision of the Bankruptcy Court. Substantially all of the U.S. assets and operations of the Company are directly owned and operated by the Parent, and are subject to bankruptcy protection. The joint ventures and European subsidiaries of Hexcel Corporation are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. However, the Parent Company is generally unable to provide direct financial support outside of the normal course of business to its joint ventures and subsidiaries without Bankruptcy Court approval.

PLANS OF REORGANIZATION
   Two proposed plans of reorganization have been filed with the Bankruptcy Court, one by Hexcel and one by the official committee appointed to represent equity security holders (the "Equity Committee"). At a hearing scheduled for August 30, 1994, the Bankruptcy Court will consider the adequacy of the respective
disclosure  statements  relating to each  plan.   The  two  plans
provide for, among other things, the sale of additional shares of Hexcel Corporation common stock or convertible preferred stock and common stock  warrants.  The sale of additional  shares  of common stock or securities deemed  to  be  common stock equivalents
would   result  in  a dilution  of  existing equity  interests.  For information  relating to  the  two  plans of  reorganization,  see
Part II., Item 1. "Legal Proceedings". For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

CONDENSED FINANCIAL INFORMATION
   The following condensed financial information for Hexcel Corporation, the debtor-in-possession, as of July 3, 1994 and December 31, 1993 and for the quarter and year-to-date ended July 3, 1994, has been prepared using the equity method to account for investments in subsidiaries:

CONDENSED BALANCE SHEETS FOR
THE PARENT COMPANY


- - ---------------------------------------------------------------
                                               7/3/94  12/31/93
- - ---------------------------------------------------------------
Current assets                              $  81,655 $  70,449
Property, plant and equipment, net             74,758    80,389
Investments and other assets                   53,778    56,386
- - ---------------------------------------------------------------
Total assets                                $ 210,191 $ 207,224
- - ---------------------------------------------------------------
Current liabilities                         $  31,043 $  22,938
Long-term notes payable and deferred           40,302    41,101
     liabilities
Liabilities  subject to disposition in        125,409   122,432
     bankruptcy reorganization
Shareholders' equity                           13,437    20,753
- - ---------------------------------------------------------------
Total liabilities and shareholders' equity  $ 210,191 $ 207,224
===============================================================

  Liabilities subject to disposition in bankruptcy reorganization includes a note payable for $2,500 to a European subsidiary.

CONDENSED OPERATING INFORMATION FOR
THE PARENT COMPANY


- - ---------------------------------------------------------------
                                  THE PERIOD ENDED JULY 3, 1994
                                                      YEAR-TO-
                                        QUARTER         DATE
- - ---------------------------------------------------------------
Net sales                              $  56,559      $ 108,161
Operating income (loss)                      371           (857)
Net loss                                  (4,422)        (9,446)
- - ---------------------------------------------------------------

CONDENSED STATEMENT OF CASH FLOWS FOR THE PARENT COMPANY
- - ---------------------------------------------------------------
                                  THE PERIOD ENDED JULY 3, 1994
                                                      YEAR-TO-
                                                        DATE
- - ----------------------------------------------------------------
Net cash used by operating activities                 $ (13,433)
Net cash used by investing activities                      (777)
Net cash provided by financing activities                 6,324
- - ----------------------------------------------------------------
Net decrease in cash and equivalents                     (7,886)
Cash and equivalents at beginning of period               7,886
- - ----------------------------------------------------------------
Cash and equivalents at end of period                 $      --
================================================================

NOTE 3 - INVENTORIES


  Inventories at July 3, 1994 and December 31, 1993 were:
- - ---------------------------------------------------------------
                                               7/3/94  12/31/93
- - ---------------------------------------------------------------
Raw materials                                $ 21,694  $ 14,717
Work in progress                               15,074    11,570
Finished goods                                 18,015    20,056
Supplies                                        1,067       941
- - ---------------------------------------------------------------
Total inventories                            $ 55,850  $ 47,284
===============================================================

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


NOTE  4  -  LIABILITIES  SUBJECT  TO  DISPOSITION  IN  BANKRUPTCY
REORGANIZATION

  Liabilities subject to disposition in bankruptcy reorganization as of July 3, 1994 and December 31, 1993 were:


- - -----------------------------------------------------------------
                                                7/3/94  12/31/93
- - -----------------------------------------------------------------
Accounts payable                               $22,256  $21,676
Accrued liabilities                              9,057    9,057
U.S. revolving credit agreement                 12,000   12,000
10.12% senior notes originally due 1998         30,000   30,000
7% convertible subordinated debentures          25,625   25,625
   originally due 2011
Obligations under IDB variable rate demand
   notes originally due through 2024            15,890   15,890
Various U.S. notes payable and capital lease     3,110    3,860
   obligations
Accrued interest on prepetition debt             4,971    1,824
- - ---------------------------------------------------------------
Total liabilities subject to disposition in
   bankruptcy reorganization                  $122,909 $119,932
===============================================================

  Liabilities subject to disposition in bankruptcy reorganization reflects the Company's estimate of the aggregate prepetition liabilities of Hexcel Corporation. Proofs of claim totaling more than $6.7 billion have been filed against Hexcel Corporation, and the Company is in the process of reviewing the nature and amounts of these claims. Until the Company completes its review of all submitted proofs of claim, and the Bankruptcy Court has determined the aggregate amount of allowed claims, the recorded liability is subject to revision. Furthermore, the recorded liability does not include any amounts for claims that may arise from the rejection of executory contracts, including leases, or for bankruptcy reorganization expenses or other claims that may arise as a result of the bankruptcy reorganization process.

   Approximately $6.4 billion of the claims total is comprised of 192 environmental claims, most of which are duplicative. Most of these environmental claims relate to "superfund" sites which have never been owned by Hexcel Corporation, and assert the amount of the total clean-up costs for an entire site. Multiple claims were filed by potentially responsible parties for various sites. Another $0.2 billion in claims is based on various disputed and unresolved legal and administrative matters. These claims together with the environmental claims result in an aggregate amount of proofs of claim which the Company believes is highly inflated and which bears no relation to the estimate of prepetition liabilities subject to bankruptcy disposition.

   The industrial development bonds are guaranteed by irrevocable bank letters of credit. The bondholders have the right to draw upon the letters of credit, at which time the issuing bank would then become an unsecured creditor of the Parent Company.

   Under Chapter 11, the Parent Company is prohibited from paying interest on most prepetition debt, absent a confirmed plan of reorganization providing for such payments. However, the Parent Company continues to record interest expense on all interest-bearing obligations, and the resulting liabilities are included in liabilities subject to disposition in bankruptcy reorganization. In addition, when the Parent Company receives Bankruptcy Court approval to pay or otherwise honor certain prepetition obligations, those obligations are reclassified from liabilities subject to disposition in bankruptcy reorganization to the appropriate liability captions of the condensed consolidated balance sheets.

   The satisfaction of liabilities subject to disposition in bankruptcy reorganization is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Such liabilities may be settled for amounts other than those reflected in the condensed consolidated financial statements.


NOTE 5 - INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS 109 was the recognition of $4,500 of income, which was recorded in the first quarter of 1993. Also, the Company recorded tax benefits of $898 and $2,316 during the second quarter and first half of 1993.

   During late 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. In the second quarter and first half of 1994, the Company continued to reserve for the deferred income tax assets generated by the Company's pre-tax losses for these respective periods. As a result of state income taxes and taxable income for certain European entities, the Company recorded a provision for income taxes of $595 for the second quarter, and $1,019 for the year-to-date.


NOTE 6 - HEXCEL S.A.

   On July 25, 1994, the Company announced the refinancing of Hexcel S.A., the Company's wholly-owned Belgian subsidiary. Hexcel S.A. successfully negotiated an extension of its existing credit facilities, totaling over $18,000 (at current exchange
rates),   through   June  30,  1996.

Accordingly,  the  total outstanding  debt under these facilities as  of July 3, 1994  has been  recorded as a long-term  liability
in  the   condensed consolidated balance sheet.

   In connection with the renewal of these credit facilities, Hexcel Corporation agreed to contribute approximately $6,000 of cash (at current exchange rates) to Hexcel S.A. Half of the agreed cash contribution was made in July, and the other half is scheduled to be made prior to September 30, 1994. All intercompany transactions between Hexcel Corporation and Hexcel S.A. are eliminated in the condensed consolidated financial statements.


NOTE 7 - RESINS BUSINESS

     The Company has concluded that there is little interrelationship between its core business (honeycomb, advanced composites and reinforcement fabrics) and its resins business. Consequently, the Company has intensified its efforts to sell the resins business. On June 22, 1994, the Bankruptcy Court approved a procedure that will allow the Company to sell the resins operations, provided that a sale on acceptable terms can be arranged. This procedure entails reaching a detailed letter of intent with a prospective buyer, completing a definitive agreement and satisfying other preconditions, and conducting an overbid process.

  As of August 12, 1994, the Company has not agreed to a detailed letter of intent with a prospective buyer. Furthermore, the Company is committed to selling the resins business only if acceptable sales terms can be arranged and are approved by the Bankruptcy Court. If and when these conditions are satisfied, the Company's resins operations would then qualify as a discontinued business segment, as defined by generally accepted accounting principles. At such time, the financial position, results of operations and cash flows of the resins business would be segregated from the Company's continuing operations and reported as discontinued operations.


NOTE 8 - DIC-HEXCEL LIMITED

   The Company owns a 50% interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. (or "DIC"). The joint venture was formed in 1990 for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. The joint venture owns and operates a manufacturing facility in Komatsu, Japan which has begun to manufacture decorative laminates for sale and is now performing pre-qualification manufacturing trials of honeycomb and advanced composites.

   Due to the significant reduction in demand for commercial aircraft and other adverse changes in the competitive environment, the economic viability of this joint venture is now in doubt. In addition, the cost of pre-qualification trials and the attendant lack of revenues are resulting in negative cash flows which are expected to continue for several years. Consequently, the Company has entered into discussions with DIC regarding the possibility of significantly reducing or even eliminating the Company's participation in the venture.

   Under the joint venture agreement, DIC agreed to guarantee all bank debt incurred by this venture. In turn, the Company provided an undertaking that in the event the venture went into liquidation the Company would reimburse DIC for 50% of all guaranteed bank loans, net of any proceeds from the sale of the venture's assets. As of August 12, 1994, the guaranteed bank debt of the venture totaled approximately $19,500 (at current exchange rates).

   The joint venture is not currently in liquidation, and no decision has been made as to the Company's future participation in this venture. Consequently, the Company has not recognized any liability associated with the contingent guarantee of 50% of the venture's outstanding bank debt. However, the venture will need either to borrow further substantial sums or obtain cash equity infusions from its investors to continue to fund its operations in the coming years. If the venture fails to obtain such funds, or if the Company elects or is required to reduce or eliminate its participation in the venture, the Company may be required to recognize a liability for some portion of the venture's guaranteed bank debt up to 50%.

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

   Two different plans of reorganization have been filed with the Bankruptcy Court, one by Hexcel and one by the official committee appointed to represent equity security holders (the "Equity Committee"). At a hearing scheduled for August 30, 1994, the
Bankruptcy Court will consider the adequacy of the respective disclosure statements relating to each plan. For information relating to these two plans, see Part II., Item 1. "Legal Proceedings". For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


RESULTS OF OPERATIONS

SECOND QUARTER
   Net sales were $93.4 million for the second quarter of 1994, essentially unchanged from net sales of $92.8 million for the second quarter of 1993. The 1993 quarter included $3.8 million of sales by the Company's Knytex business, which was transferred to a joint venture with Owens-Corning Fiberglas in June of 1993. Second quarter gross margins were also virtually unchanged at 18.3% of sales for 1994 and 18.2% of sales for 1993.

  Operating income was $3.0 million for the 1994 quarter compared with an operating loss of $0.9 million for the 1993 quarter. The $3.9 million improvement reflects the positive impact of the Company's ongoing restructuring program, as well as a decline in other operating expenses. Second quarter marketing, general and administrative expenses were reduced by $2.7 million, or 16.0%, from 1993 to 1994. These savings are the result of a worldwide reorganization of sales, marketing and administration, which contributed to a 24% reduction in the Company's workforce since the beginning of 1993.

   Other  expenses fell to $0.1 million in the second quarter  of
1994  from  $1.2 million in the same quarter of 1993.   The  1993
total  included  $3.0  million  of  costs  associated  with   the
terminated
negotiations for the acquisition of the composite prepreg and structural adhesives business of BASF Corporation, the securities litigation filed in December of 1992 and the settlement of a threatened proxy contest. These expenses were partly mitigated by a $1.5 million gain from the sale of 50% of the Company's Knytex business to a joint venture between the Company and Owens-Corning Fiberglas. The Knytex joint venture began operations on July 1, 1993.

   The Company incurred $4.6 million of bankruptcy reorganization expenses during the second quarter of 1994. The costs of bankruptcy reorganization, which include professional fees, court costs, and employee retention incentives, are expected to remain significant for the duration of the year.

  Second quarter interest expenses were $2.3 million for 1994 and 1993. The Company continues to record accrued interest on Hexcel Corporation's prepetition indebtedness. The Company also recorded a $0.6 million provision for income taxes for the 1994 quarter, compared with a $0.9 million tax benefit for the 1993 quarter. The 1994 provision is a result of taxable income for certain European entities and state income taxes. The Company fully reserved the deferred income tax assets generated by the pre-tax losses incurred during 1994.

  The net loss for the second quarter of 1994 was $4.4 million or $0.60 per share, while the net loss for the same quarter of 1993 was $2.5 million or $0.34 per share. The 1993 loss includes a loss from discontinued operations of $0.2 million or $0.03 per share.

YEAR-TO-DATE
   Net sales were $178.8 million for the first half of 1994 compared with $182.1 million for the first half of 1993. The 1993 total includes Knytex sales of $7.0 million. Gross margin for the first half of 1994 improved slightly to 17.6% of sales, from 17.0% for the first half of 1993. The modest improvement is primarily attributable to increased sales of aerospace composites.

   Operating income rose by $6.4 million from the first half of 1993 to the first half of 1994. Most of the gain is attributable to the significant reduction in marketing, general and administrative expenses which began in the second half of 1993. The Company also benefited from a $0.5 million decline in other operating expenses. Other expenses for the first half of 1993 included the second quarter items noted above as well as a gain of $1.5 million from the settlement of two insurance claims and a $1.0 million reserve for the anticipated loss on the disposition of the City of Industry, California property.

   Bankruptcy reorganization expenses were $6.9 million for the year-to-date ended July 3, 1994. Interest expenses were $4.8 million for the same period and $4.7 million for the first half of 1993. The year-to-date income tax provision was $1.0 million for 1994 versus a $2.3 million tax benefit for 1993. The 1994 first half provision is attributable to the same factors noted above for the quarter.

   The net loss for the first half of 1994 was $9.4 million or $1.29 per share. The net loss for the same period of 1993 was $1.3 million or $0.18 per share, including a loss from discontinued operations of $0.4 million or $0.05 per share and a gain for the cumulative effect of adopting a new accounting standard for income taxes of $4.5 million or $0.61 per share.

REVENUE TRENDS

  The sales decline which began in the fourth quarter of 1992 was halted in the second quarter of 1994. However, the Company does not anticipate a sustained increase in revenues for the foreseeable future, and further sales declines are possible. In an effort to return to acceptable levels of profitability at current sales levels, the Company has undertaken steps to improve manufacturing processes and reduce production costs, particularly in honeycomb. In addition, management is implementing measures to improve customer service, sharpen the Company's market focus, and pursue new opportunities for Hexcel materials and technology. Recent product developments include new generations of carbon, thermoplastic, and aluminum honeycomb with enhanced performance characteristics, and new composites applications for aircraft engines and power generators.

  Sales of advanced composites were higher for the second quarter and first half of 1994 than for the comparable periods of 1993, as a result of increased sales to aerospace and recreation markets in both the U.S. and Europe. These increases were largely offset by reduced sales of honeycomb products to commercial and military aerospace customers. Sales of reinforcement fabrics improved slightly over the same time periods, as European markets began to recover from the recent recession.

   The backlog of orders for aerospace materials as of July 3, 1994 was approximately 12% lower than the backlog as of December 31, 1993, due in large part to some sizable shipments of aerospace composites during the second quarter of 1994. The backlog of orders for non-aerospace materials rose approximately 32% during the first half of 1994, primarily as a result of orders from recreational and electronics customers.


CAPITAL RESOURCES AND LIQUIDITY

    Hexcel Corporation began borrowing under the debtor-in-possession credit facility from The CIT Group / Business Credit, Inc. in April 1994. As of August 9, 1994, outstanding borrowings totaled $11.1 million and approximately $19.0 million of additional credit was available. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable Hexcel Corporation to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance such restructuring or financing will occur. (See Part II., Item 1. "Legal Proceedings.") The debtor-in-possession credit facility expires the earlier of December 1995 or upon the effective date of a confirmed plan of reorganization, at which time all outstanding borrowings become immediately due and payable. Consequently, in connection with the reorganization of Hexcel Corporation, the Company will need to secure long-term postconfirmation financing to replace debtor-in-possession financing.

   On July 25, 1994, the Company announced that Hexcel S.A., the Company's wholly-owned Belgian subsidiary, had successfully negotiated an extension of its existing credit facilities through June 30, 1996. These facilities total over $18 million (at current exchange rates). In connection with the renewal of these credit facilities, Hexcel Corporation agreed to contribute approximately $6 million of cash (at current exchange rates) to Hexcel S.A. in the form of conditionally forgiven subordinated debt. Hexcel Corporation has received Bankruptcy Court approval to fund this contribution from cash on hand and by drawing upon the debtor-in-possession credit line. Half of the agreed cash contribution was made in July, and the other half will be made prior to September 30, 1994.

   Earnings before interest, taxes, depreciation and amortization were $11.1 million for the first half of 1994. However, cash payments for restructuring costs and bankruptcy reorganization expenses, along with working capital changes, resulted in the net use of $11.7 million of cash for operating activities. Operating activities used $0.4 million of cash for the first half of 1993, which benefited from the absence of bankruptcy costs as well as a small reduction in working capital.

   Working capital was $70.4 million at July 3, 1994, $54.7 million at December 31, 1993 and, excluding assets held for sale, $52.8 million at June 30, 1993. During the first half of 1994, accounts receivable increased by $17.3 million and inventories rose by $8.6 million. The accounts receivable increase is primarily attributable to higher sales for the second quarter of 1994 than for the fourth quarter of 1993. The rise in inventories is due to the improvement in the backlog of orders and to the creation of buffer stocks necessitated by the relocation of honeycomb production from the Graham, Texas facility. The increases in accounts receivable and inventories were largely financed with a $12.0 million reduction in cash and equivalents, a $10.1 million increase in accounts payable, and $3.3 million of net short-term borrowings. As a result of the extension of credit facilities at Hexcel S.A. through June 30, 1996, $15.9 million of debt was reclassified from short-term to long-term as of July 3, 1994.

   Capital expenditures were $1.4 million for the first half of 1994, compared with $3.6 million for the same period of 1993. Capital spending is being held to minimal levels. Until Hexcel Corporation emerges from bankruptcy proceedings and adequate long-term financing is in place, the Company does not expect capital
expenditures  to  significantly  increase  above  1993   spending
levels.

   Cash restructuring costs were $5.0 million for the first half of 1994. Significant expenditures remain in 1994 and beyond. Funding of these costs will come from the debtor-in-possession revolving line of credit while the Parent Company remains in bankruptcy proceedings. Funding after bankruptcy proceedings will need to be provided as part of a reorganization plan confirmed by the Bankruptcy Court. Both of the two proposed plans of reorganization filed with the Bankruptcy Court contemplate an infusion of additional equity capital and a commitment of post-bankruptcy credit facilities. For information relating to these two plans, see Part II., Item 1. "Legal Proceedings".

                          PART II.  OTHER INFORMATION

                     HEXCEL CORPORATION AND SUBSIDIARIES




ITEM 1.     LEGAL PROCEEDINGS

            (i) On July 27, 1994, Hexcel Corporation filed its proposed plan of reorganization and related disclosure statement with the United States Bankruptcy Court for the Northern District of California, Oakland Division. At a hearing scheduled for August 30, 1994, the Bankruptcy Court will consider the adequacy of the disclosure statement. Until such time that the disclosure statement is approved by the Bankruptcy Court, the solicitation of votes to accept or reject the plan is prohibited. The following summary of the plan is qualified in its entirety by the plan and the related disclosure statement, which are included as Exhibit 2 to this Quarterly Report on Form 10-Q.

                  Hexcel Corporation's proposed reorganization plan provides for an infusion of up to $50 million in new equity financing, including the proceeds of a shareholder rights offering ($17 to $25 million) and a cash investment by Mutual Series Fund, Inc. ($23 to $25 million). Mutual Series Fund, Inc. will also be the standby purchaser for the rights offering. The eventual size of the new equity financing will depend on whether the holders of Hexcel Corporation's subordinated debentures vote to accept the proposed plan and thereby receive new common stock in the reorganized Hexcel Corporation in exchange for the subordinated debentures, or reject the proposed plan and have their subordinated debentures reinstated. The proposed plan also contemplates obtaining
                  $25 to $35 million in revolving credit facilities, for which the Company has entered into discussions with prospective lenders, to replace the debtor-in-possession credit line.

                  In summary, the proposed plan calls for prepetition claims and interests to be treated as follows: (a) Administrative expense claims, priority tax claims, other priority claims, secured claims, and IDB claims are unimpaired, and will either be paid in cash or reinstated; (b) Banque Nationale de Paris claims arising from outstanding letters of credit are impaired, and will be satisfied through a combination of cash payments and reinstatement with modified terms; (c) General unsecured claims are impaired, but will be paid in full in cash on the distribution date of the plan; (d) Principal Mutual Life Insurance Company claims arising from the 10.12% senior notes originally due 1998 and an additional note are impaired, and will be satisfied through a combination of cash payments, new shares of Hexcel Corporation common stock, and reinstatement of the 10.12% notes with modified terms;
                  (e) Environmental claims are impaired, and will be satisfied if and when such claims are allowed, subject to the specific terms of the plan; (f) Intercompany claims are impaired, and will be satisfied through reinstatement with modified terms; (g) Subordinated debenture claims are impaired if the claim holders vote to accept the proposed plan, in which case these claims will be satisfied through new shares of Hexcel Corporation common stock; subordinated debenture claims are not impaired if the claim holders vote to reject the proposed plan, in which case the subordinated debentures will be reinstated; (h) Hexcel Corporation common stock trading claims are impaired, and will be satisfied through new shares of Hexcel Corporation common stock; (i) Hexcel Corporation common stock interests are impaired, and will receive new shares of Hexcel Corporation common stock and rights to purchase additional shares under specified terms;
                  (j) Hexcel Corporation stock option interests are impaired, and will receive no distributions under the proposed plan and all outstanding options will be canceled. The holders of all impaired claims and interests would be entitled to vote to accept or reject the proposed plan, except for holders of Hexcel Corporation stock option interests.

            (ii) On July 26, 1994, the Equity Committee filed a proposed plan of reorganization and related disclosure statement with the United States Bankruptcy Court for the Northern District of California, Oakland Division. At a hearing scheduled for August 30, 1994, the Bankruptcy Court will consider the adequacy of the related disclosure statement. Until such time that the disclosure statement is approved by the Bankruptcy Court, the solicitation of votes to accept or reject the plan is prohibited. The following summary of the plan is qualified in its entirety by the plan and related disclosure statement filed by the Equity Committee with the Bankruptcy Court.

                  The Equity Committee has asked M.J. Whitman, L.P. to attempt to obtain commitments for $50 million of equity financing to fund the Equity Committee's proposed plan. These commitments, if obtained, would backstop a rights offering to existing holders of Hexcel Corporation common stock, which provides for the sale of convertible preferred stock and common stock warrants under specified terms. The proposed plan also contemplates obtaining $35 million or more in revolving credit facilities to replace the debtor-in-possession credit line. The Equity Committee's proposed plan is dependent upon obtaining these equity and exit financing commitments.

                  In summary, the proposed plan calls for prepetition claims and interests to be treated as follows: (a) All claims are putatively unimpaired, and will be satisfied through cash payments, reinstatement, or reinstatement with modified terms;
                  (b) Hexcel Corporation common stock interests are impaired, will retain the shares currently issued and outstanding, and receive rights to purchase convertible preferred stock and common stock warrants under specified terms; (c) Hexcel Corporation stock option interests which have vested will be reinstated, while stock option interests which have not vested will be extinguished. Only the holders of Hexcel Corporation common stock interests would be entitled to vote to accept or reject the proposed plan.


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


ITEM 5.     OTHER INFORMATION

                  On August 12, 1994, the Company reported that in lieu of holding its 1994 annual meeting of stockholders, it will add three new directors designated by the Equity Committee. The addition of the new directors, Fred Stanske, Marshall Geller and David Glatstein, resolves litigation commenced in the Bankruptcy Court by the Equity Committee to compel the 1994 annual meeting. The Company will hold its 1995 annual meeting on schedule in May of next year unless otherwise set forth in a confirmed plan of reorganization.


ITEM 6.     EXHIBITS

            (a)   Exhibits:

                   2. Hexcel Corporation's Proposed Plan of Reorganization and Related Disclosure Statement.

                  11.  Statement Regarding Computation of Per Share Earnings.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                           HEXCEL CORPORATION
                                              (Registrant)


  August 12, 1994                         /s/ Wayne C. Pensky
                                          ------------------------------
       (Date)                              Wayne C. Pensky, Controller
                                           Chief Accounting Officer
                                           Authorized Officer

                          EXHIBIT INDEX



                                                                 PAGE NO.

 2. Hexcel Corporation's Proposed Plan of Reorganization and Related Disclosure Statement
11.  Statement Regarding Computation of Per Share
     Earnings