Form 10-Q
period 1994-10-02
HEXCEL CORP /DE/
filed 1994-11-16
CIK 717605

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                           --------------------------

                                    FORM 10-Q

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended October 2, 1994

                                       or

     / /    Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                          Commission File Number 1-8472
                              ____________________


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
Yes   X   No       (Note: To date, no plan confirmed, no securities distributed)
    -----    -----

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 11, 1994
          -----                              --------------------------------
      COMMON STOCK                                       7,309,827

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                           PAGE
PART I.      FINANCIAL INFORMATION

             - Condensed Consolidated Statements of
               Operations -- The Quarter and Year-to-Date
               Ended October 2, 1994 and September 30, 1993                  2

             - Condensed Consolidated Balance Sheets--
               October 2, 1994 and December 31, 1993                         3

             - Condensed Consolidated Statements of
               Cash Flows -- The Year-to-Date
               Ended October 2, 1994 and September 30, 1993                  4

             - Notes to Condensed Consolidated
               Financial Statements                                          5

             - Management Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                   12


PART II.     OTHER INFORMATION                                              17

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

EXHIBIT                                                                     21

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 UNAUDITED
                                                                             ---------------------------------------------------
                                                                                  THE QUARTER ENDED     THE YEAR-TO-DATE ENDED
                                                                              -----------------------   ------------------------
                                                                                  OCT 2,     SEPT 30,        OCT 2,     SEPT 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                              1994         1993          1994         1993
- - --------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $  74,434     $ 69,763    $  237,080    $ 237,000
Cost of sales                                                                   (62,833)     (59,240)     (199,631)    (200,312)
- - --------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                     11,601       10,523        37,449       36,688

Other operating costs and expenses:
  Marketing, general and administrative expenses                                (10,850)     (11,625)      (34,441)     (40,373)
  Other income (expenses)                                                        (8,033)         497        (8,146)        (142)
  Restructuring expenses                                                             --      (44,000)           --      (44,000)
- - --------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                   (7,282)     (44,605)       (5,138)     (47,827)
Interest expenses                                                                (2,336)      (2,123)       (7,086)      (6,617)
Bankruptcy reorganization expenses                                               (5,036)          --       (11,945)          --
- - --------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                             (14,654)     (46,728)      (24,169)     (54,444)
Benefit (provision) for income taxes                                               (665)       1,249        (1,369)       3,786
- - --------------------------------------------------------------------------------------------------------------------------------
          Loss from continuing operations                                       (15,319)     (45,479)      (25,538)     (50,658)

Discontinued operations:
  Income (losses) from operations, net of provision for
     income taxes of $126 and $441 for the quarter and
     year-to-date ended October 2, 1994, respectively,
     and $67 and $288 for the quarter and year-to-date
     ended September 30, 1993, respectively                                         216       (6,117)          989       (6,367)
  Losses during phase-out period, net of benefit for
     income taxes of $202 and $383 for the quarter and
     year-to-date ended September 30, 1993, respectively                         (2,836)      (3,675)       (2,836)      (4,039)
- - --------------------------------------------------------------------------------------------------------------------------------
          Loss before cumulative effect of accounting change                    (17,939)     (55,271)      (27,385)     (61,064)

Cumulative effect of change in accounting for income taxes                           --           --            --        4,500
- - --------------------------------------------------------------------------------------------------------------------------------
          Net loss                                                            $ (17,939)   $ (55,271)   $  (27,385)   $ (56,564)
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations                                                       $   (2.09)    $  (6.19)   $    (3.50)    $  (6.90)
  Discontinued operations                                                         (0.36)       (1.33)        (0.25)       (1.42)
  Cumulative effect of change in accounting for income taxes                       0.00         0.00          0.00         0.61
- - --------------------------------------------------------------------------------------------------------------------------------
          Net loss                                                            $   (2.45)    $  (7.52)   $    (3.75)    $  (7.71)
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                                     7,310        7,349         7,310        7,333
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


- - ---------------------------------------------------------------------------------------------------
                                                                               UNAUDITED
                                                                    -------------------------------
                                                                    OCTOBER  2,        December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1994                1993
- - ---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and equivalents                                              $   1,099           $  11,348
  Accounts receivable                                                  64,910              61,104
  Inventories                                                          48,730              42,513
  Prepaid expenses                                                      3,990               3,915
  Net assets of discontinued operations                                12,000              11,411
- - ---------------------------------------------------------------------------------------------------
    Total current assets                                              130,729             130,291
- - ---------------------------------------------------------------------------------------------------
Property, plant and equipment                                         206,684             221,152
Less accumulated depreciation                                         115,335             113,426
- - ---------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                 91,349             107,726
- - ---------------------------------------------------------------------------------------------------
Investments and other assets                                           20,720              20,806
- - ---------------------------------------------------------------------------------------------------
     Total assets                                                   $ 242,798           $ 258,823
- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and current maturities of long-term liabilities     $  20,393           $  24,596
  Accounts payable                                                     14,915              10,975
  Accrued liabilities                                                  28,421              33,651
- - ---------------------------------------------------------------------------------------------------
    Total current liabilities                                          63,729              69,222
- - ---------------------------------------------------------------------------------------------------
Long-term liabilities, less current maturities                         49,169              49,592
Liabilities subject to disposition in bankruptcy reorganization       132,130             119,256
- - ---------------------------------------------------------------------------------------------------
Shareholders' equity (deficit):
  Common stock, $0.01 par value, authorized 20,000 shares,
    shares issued and outstanding of 7,310 in 1994 and 1993                73                  73
  Additional paid-in capital                                           62,562              62,562
  Accumulated deficit                                                 (70,129)            (42,744)
  Minimum pension obligation adjustment                                  (646)               (646)
  Cumulative currency translation adjustment                            5,910               1,508
- - ---------------------------------------------------------------------------------------------------
    Total shareholders' equity (deficit)                               (2,230)             20,753
- - ---------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity (deficit)            $ 242,798           $ 258,823
- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- - ---------------------------------------------------------------------------------------------------------
                                                                                        UNAUDITED
                                                                             ----------------------------
                                                                               OCT 2,           Sept 30,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                                            1994               1993
- - ---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss from continuing operations                                           $ (25,538)         $ (50,658)
  Reconciliation to net cash provided (used) by continuing operations:
    Depreciation and amortization                                              10,522             10,567
    Restructuring expenses                                                         --             44,000
    Working capital changes and other                                          10,211                758
- - ---------------------------------------------------------------------------------------------------------
    Net cash provided (used) by continuing operations                          (4,805)             4,667
    Net cash provided (used) by discontinued operations                        (2,436)             1,412
- - ---------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                           (7,241)             6,079
- - ---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                         (3,057)            (4,965)
  Proceeds from equipment sold                                                     41                121
  Proceeds from business sold                                                      --              4,500
  Investments in joint ventures                                                    --             (1,750)
- - ---------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                     (3,016)            (2,094)
- - ---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments of long-term debt, including current maturities                     (7,832)            (3,206)
  Proceeds of short-term debt, net                                              8,490              6,000
  Principal payments of capital lease obligations                                (451)              (361)
  Proceeds from issuance of common stock for employee and
    shareholder stock plans                                                        --                405
- - ---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    207              2,838
- - ---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                          (199)              (279)
- - ---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                               (10,249)             6,544
Cash and equivalents at beginning of year                                      11,348                367
- - ---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                       $   1,099          $   6,911
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of October 2, 1994, and the results of operations for the quarters and year-to-date periods ended October 2, 1994 and September 30, 1993, and the cash flows for the year-to-date periods ended October 2, 1994 and September 30, 1993. The condensed consolidated balance sheet of the Company as of December 31, 1993 was derived from the audited 1993 consolidated balance sheet. The Company adopted 13-week fiscal quarters for financial reporting purposes beginning in 1994. Consequently, the third quarter of 1994 consists of the period July 4, 1994 through October 2, 1994, and the 1994 year-to-date period consists of the period from January 1, 1994 through October 2, 1994. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1994 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 12.

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


NOTE 2 - BANKRUPTCY REORGANIZATION

BANKRUPTCY PETITION
     On December 6, 1993, Hexcel Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). Since that date, Hexcel Corporation has continued business operations as debtor-in-possession under the supervision of the Bankruptcy Court. Substantially all of the U.S. assets and operations of the Company are directly owned and operated by the Parent, and are subject to bankruptcy protection. The joint ventures and European subsidiaries of Hexcel Corporation are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. However,the Parent Company is generally unable to provide direct financial support outside of the normal course of business to its joint ventures and subsidiaries without Bankruptcy Court approval.

PLAN OF REORGANIZATION
     On November 9, 1994, the Bankruptcy Court approved, with slight modifications, the disclosure statement relating to the first amended plan of reorganization (the "Amended Plan") proposed by Hexcel Corporation and the Official Committee of Equity Security Holders (the "Equity Committee") in its Chapter 11 case. The Company can now proceed to solicit the acceptances of shareholders and creditors entitled to vote on the plan. A hearing on confirmation has been scheduled for January 10, 1995.

     The Amended Plan dated November 7, 1994 is similar to the plan of reorganization submitted on October 25, 1994, which had superseded two previous plans filed separately by Hexcel Corporation and the Equity Committee in July, 1994. The Amended Plan provides for, among other things, the sale of additional shares of Hexcel Corporation common stock which would result in a dilution of existing equity interests, and the satisfaction or reinstatement of all allowed creditors' claims in full. For information relating to the Amended Plan, see Part II., Item 1. "Legal Proceedings". For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

CONDENSED FINANCIAL INFORMATION

     The following condensed financial information for Hexcel Corporation, the debtor-in-possession, as of October 2, 1994 and December 31, 1993 and for the quarter and year-to-date ended October 2, 1994, has been prepared using the equity method to account for investments in subsidiaries:

CONDENSED BALANCE SHEETS FOR
THE PARENT COMPANY

- - ------------------------------------------------------------------------------------------------------
                                                                               10/2/94       12/31/93
- - ------------------------------------------------------------------------------------------------------
 Current assets                                                              $  83,043      $  79,325
 Property, plant and equipment, net                                             60,346         77,108
 Investments and other assets                                                   53,081         45,763
- - ------------------------------------------------------------------------------------------------------
 Total assets                                                                $ 196,470      $ 202,196
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------
 Current liabilities                                                         $  33,477      $  18,586
 Long-term notes payable and deferred liabilities                               30,593         41,101
 Liabilities subject to disposition in bankruptcy reorganization               134,630        121,756
 Shareholders' equity (deficit)                                                 (2,230)        20,753
- - ------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity (deficit)                        $ 196,470      $ 202,196
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

     Liabilities subject to disposition in bankruptcy reorganization includes a note payable for $2,500 to a European subsidiary. This Parent Company obligation is eliminated in the condensed consolidated financial statements.

CONDENSED OPERATING INFORMATION FOR
THE PARENT COMPANY

- - ------------------------------------------------------------------------------------------------------
                                                                     THE PERIOD ENDED OCTOBER 2, 1994
                                                                             QUARTER     YEAR-TO-DATE
- - ------------------------------------------------------------------------------------------------------
 Net sales                                                                 $  51,164       $ 154,279
 Operating loss                                                               (8,546)         (9,456)
 Net loss                                                                    (17,939)        (27,385)
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

     Operating loss includes an $8,000 provision recorded in the third quarter of 1994 to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited, a joint venture in which the Company owns a 50% interest (see Note 5).

CONDENSED STATEMENT OF CASH FLOWS FOR
THE PARENT COMPANY

- - ------------------------------------------------------------------------------------------------------
                                                                     THE PERIOD ENDED OCTOBER 2, 1994
                                                                                         YEAR-TO-DATE
- - ------------------------------------------------------------------------------------------------------
 Net cash used by operating activities                                                     $  (9,486)
 Net cash used by discontinued operations                                                     (1,667)
 Net cash used by investing activities                                                        (9,202)
 Net cash provided by financing activities                                                    12,469
- - ------------------------------------------------------------------------------------------------------
 Net decrease in cash and equivalents                                                         (7,886)
 Cash and equivalents at beginning of year                                                     7,886
- - ------------------------------------------------------------------------------------------------------
 Cash and equivalents at end of period                                                     $      --
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS

     Following a strategic review of its products and markets, the Company concluded that there is little interrelationship between its core businesses (honeycomb, advanced composites and reinforcement fabrics) and its resins business. Consequently, the Company intensified its efforts to sell the resins business. As a result of those efforts, the Company now believes that the sale of its resins operations on acceptable terms can be arranged, and intends to divest the resins business subject to the approval of the Bankruptcy
Court. Accordingly, the resins business is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

     The Company recorded a $2,800 provision in the third quarter of 1994 to write down the net assets of the resins business to expected realizable value, and a $6,000 charge in the third quarter of 1993. The Company recorded a $2,800 provision in the third quarter of 1993 to write down the remaining net assets of the discontinued fine chemicals business, the sale of which was completed in the first quarter of 1994.

     Net sales of discontinued operations were:

- - ------------------------------------------------------------------------------------------------------
                                                      THE QUARTER ENDED        THE YEAR-TO-DATE ENDED
                                                 10/2/94        9/30/93         10/2/94       9/30/93
- - ------------------------------------------------------------------------------------------------------
 Discontinued resins business                    $ 7,684        $ 6,416        $ 23,843      $ 21,309
 Discontinued fine chemicals business                 --            816              --         5,704
- - ------------------------------------------------------------------------------------------------------
 Total discontinued operations                   $ 7,684        $ 7,232        $ 23,843      $ 27,013
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

     Net assets of the discontinued resins business were:

- - ------------------------------------------------------------------------------------------------------
                                                                               10/2/94       12/31/93
- - ------------------------------------------------------------------------------------------------------
 Current assets                                                               $ 16,684       $ 13,438
 Current liabilities                                                           (11,233)        (8,438)
 Non-current assets                                                              7,777          7,511
 Long-term liabilities                                                          (1,228)        (1,100)
- - ------------------------------------------------------------------------------------------------------
 Net assets                                                                   $ 12,000       $ 11,411
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------


     The discontinued fine chemicals business had no remaining net asset value as of December 31, 1993.

NOTE 4 - INVENTORIES

     Inventories at October 2, 1994 and December 31, 1993 were:

- - --------------------------------------------------------------------------------
                                                            10/2/94    12/31/93
- - --------------------------------------------------------------------------------
 Raw materials                                             $ 18,905    $ 13,187
 Work in progress                                            13,823      10,937
 Finished goods                                              14,890      17,448
 Supplies                                                     1,112         941
- - --------------------------------------------------------------------------------
 Total inventories                                         $ 48,730    $ 42,513
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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


NOTE 5 - DIC-HEXCEL LIMITED

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

     Due to the significant reduction in demand for commercial aircraft and other adverse changes in the competitive environment, the economic viability of this joint venture is now in doubt. In addition, the cost of pre-qualification trials and the attendant lack of revenues are resulting in negative cash flows which are expected to continue for several years. Consequently, the Company has been holding discussions with DIC regarding a restructuring or liquidation of the venture.

     Under the joint venture agreement, DIC agreed to guarantee all bank debt incurred by this venture. In turn, the Company provided an undertaking that in the event the venture went into liquidation the Company would reimburse DIC for 50% of all guaranteed bank loans, net of any proceeds from the sale of the venture's assets. As of November 11, 1994, the guaranteed bank debt of the venture totaled approximately $19,800 (at current exchange rates).

     During the third quarter of 1994, DIC proposed to liquidate the joint venture. The Company responded with a proposal to restructure the venture, subject to various conditions, which DIC has agreed to consider. Under either proposal, the Company would assume responsibility for a portion of the venture's guaranteed bank debt. Accordingly, the Company recorded an $8,000 provision in the third quarter of 1994 to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited.

NOTE 6 - LIABILITIES SUBJECT TO DISPOSITION IN BANKRUPTCY REORGANIZATION

     Liabilities subject to disposition in bankruptcy reorganization as of October 2, 1994 and December 31, 1993 were:


- - ------------------------------------------------------------------------------------------------------
                                                                               10/2/94       12/31/93
- - ------------------------------------------------------------------------------------------------------
 Accounts payable                                                            $  22,092      $  21,000
 Accrued liabilities                                                             9,057          9,057
 Accrued liability for restructuring or liquidating DIC-Hexcel Ltd.              8,000             --
 U.S. revolving credit agreement                                                12,000         12,000
 10.12% senior notes originally due 1998                                        30,000         30,000
 7% convertible subordinated debentures originally due 2011                     25,625         25,625
 Obligations under IDB variable rate demand notes
   originally due through 2024                                                  15,650         15,650
 Various U.S. notes payable and capital lease obligations                        3,201          4,100
 Accrued interest on prepetition debt                                            6,505          1,824
- - ------------------------------------------------------------------------------------------------------
 Total liabilities subject to disposition in bankruptcy reorganization       $ 132,130      $ 119,256
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

     Liabilities subject to disposition in bankruptcy reorganization reflects the Company's estimate of the aggregate prepetition liabilities of Hexcel Corporation. Proofs of claim totaling almost $6.9 billion have been filed against Hexcel Corporation, and the Company is in the process of reviewing the nature and amounts of these claims. Until the Company completes its review of all submitted proofs of claim, and the Bankruptcy Court has determined the aggregate amount of allowed claims, the recorded liability is subject to revision. Furthermore, the recorded liability does not include amounts for claims that may arise from the rejection of certain executory contracts and unexpired leases, or for bankruptcy reorganization expenses or other claims that may arise as a result of the bankruptcy reorganization process.

     Approximately $6.5 billion of claims against Hexcel Corporation consist of over 200 environmental claims, most of which are duplicative and bear no relation to the Company's estimated environmental liabilities. Most of these environmental claims relate to "superfund" sites which Hexcel Corporation never owned, and assert the total amount of present and estimated future clean-up costs for an entire site. Moreover, multiple claims were filed by potentially responsible parties for various sites. The Bankruptcy Court has already ruled on Hexcel Corporation's motion to disallow certain environmental claims in excess of $5.4 billion, and additional claims objections are pending. Settlements between Hexcel Corporation and certain claimants will eliminate substantially more claims and are currently awaiting Bankruptcy Court approval. The balance of unresolved environmental claims will survive the conclusion of bankruptcy proceedings.

     Another $0.3 billion in claims is based on various disputed and unresolved legal and administrative matters. These claims, together with the environmental claims, result in an aggregate amount of proofs of claim which the Company believes is highly inflated and which bears no relation to the estimate of prepetition liabilities subject to bankruptcy disposition. The Company has reserves for estimated environmental, legal and other disputed claims totaling approximately $9,000.

     The industrial development bonds are guaranteed by irrevocable bank letters of credit. The bondholders have the right to draw upon the letters of credit, at which time the issuing bank would then become an unsecured creditor of the Parent Company.

     Under Chapter 11, the Parent Company is prohibited from paying interest on prepetition debt, absent a Bankruptcy Court order or a confirmed plan of reorganization providing for such payments. However, the Parent Company continues to record interest expense on all interest-bearing obligations, and the resulting liabilities are included in liabilities subject to disposition in bankruptcy reorganization. In addition, when the Parent Company receives Bankruptcy Court approval to pay or otherwise honor certain prepetition obligations, those obligations are reclassified from liabilities subject to disposition in bankruptcy reorganization to the appropriate liability captions of the condensed consolidated balance sheets.

     The satisfaction of liabilities subject to disposition in bankruptcy reorganization is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Such liabilities may be settled for amounts other than those reflected in the condensed consolidated financial statements.


NOTE 7 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS 109 was the recognition of $4,500 of income, which was recorded in the first quarter of 1993. Also, the Company recorded tax benefits of $1,249 and $3,786 during the quarter and year-to-date ended September 30, 1993.

     During late 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. In the third quarter and year-to-date ended October 2, 1994, the Company continued to reserve for the deferred income tax assets generated by the Parent Company's pre-tax losses for these respective periods. As a result of state income taxes and taxable income for certain European entities, the Company recorded a provision for income taxes of $665 for the third quarter, and $1,369 for the year-to-date.


NOTE 8 - SUBSEQUENT EVENT:  SALE OF MANUFACTURING FACILITY AND RELATED ASSETS

     On November 3, 1994, Hexcel signed a definitive agreement to sell its Chandler, Arizona manufacturing facility and related assets and its electro-magnetically tailored (or "EMT") materials and technology to Northrop Grumman Corporation, subject to the approval of the Bankruptcy Court. Under the terms of the agreement, the Company will earn a royalty on certain future sales of EMT materials produced using Hexcel developed technology, and retain a royalty-free, non-exclusive license to use EMT technology in non-military applications. The sale will generate cash proceeds of approximately $30,000, and the Company expects to record a gain on the sale of about $16,000 in the fourth quarter of 1994.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BANKRUPTCY REORGANIZATION

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

     On November 9, 1994, the Bankruptcy Court approved, with slight modifications, the disclosure statement relating to the first amended plan of reorganization (the "Amended Plan") proposed by Hexcel Corporation and the Official Committee of Equity Security Holders (the "Equity Committee") in its Chapter 11 case. The Company can now proceed to solicit the acceptances of shareholders and creditors entitled to vote on the plan. A hearing on confirmation has been scheduled for January 10, 1995.

     The Amended Plan dated November 7, 1994 is similar to the plan of reorganization submitted on October 25, 1994, which had superseded two previous plans filed separately by Hexcel Corporation and the Equity Committee in July, 1994. The Amended Plan provides for, among other things, the sale of additional shares of Hexcel Corporation common stock which would result in a dilution of existing equity interests, and the satisfaction or reinstatement of all allowed creditors' claims in full. For information relating to the Amended Plan, see
Part II., Item 1. "Legal Proceedings". For additional information regarding the bankruptcy proceedings of Hexcel Corporation, refer to the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


DISCONTINUED OPERATIONS

     Following a strategic review of its products and markets, the Company concluded that there is little interrelationship between its core businesses (honeycomb, advanced composites and reinforcement fabrics) and its resins business. Consequently, the Company intensified its efforts to sell the resins business. As a result of those efforts, the Company now believes that the sale of its resins operations on acceptable terms can be arranged, and intends to divest the resins business subject to the approval of the Bankruptcy
Court. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the resins business as a discontinued operation for all periods presented, and the discussion below refers only to the continuing operations of the Company unless otherwise indicated.

RESULTS OF OPERATIONS

THIRD QUARTER
     Net sales were $74.4 million for the third quarter of 1994, a 7% increase over net sales of $69.8 million for the third quarter of 1993. Gross margin was 15.6% of sales for the 1994 quarter compared with 15.1% for the 1993 quarter. The increase in third quarter sales and gross margin is attributable to the improved performance of the Company's composites and fabrics businesses, partially negated by the poor performance of the Chandler, Arizona honeycomb facility. The Company has signed a definitive agreement to sell the Chandler facility, along with related assets and technology, to Northrop Grumman Corporation, as discussed below. Until the sale has been completed, overhead costs for the Company's honeycomb operations will remain high.

     Operating loss was $7.3 million for the third quarter of 1994 compared with $44.6 million for the third quarter of 1993. The 1994 loss includes an $8.0 million provision for the estimated cost of restructuring or liquidating DIC-Hexcel Limited, a joint venture in which the Company owns a 50% interest. The 1993 loss includes a $44.0 million charge for a major expansion of the Company's restructuring program. Third quarter marketing, general and administrative expenses declined by $0.8 million, or 7%, from 1993 to 1994, as a result of further cost reductions.

     The Company incurred $5.0 million of bankruptcy reorganization expenses during the third quarter of 1994. The costs of bankruptcy reorganization, which include professional fees, court costs, and employee retention incentives, are expected to remain significant for the duration of the year.

     Third quarter interest expenses were $2.3 million for 1994 and $2.1 million for 1993. The Company continues to record accrued interest on Hexcel Corporation's prepetition indebtedness. The Company also recorded a $0.7 million provision for income taxes for the 1994 quarter, compared with a $1.2 million tax benefit for the 1993 quarter. The 1994 provision is a result of taxable income for certain European entities and state income taxes. The Company fully reserved the deferred income tax assets generated by the pre-tax losses incurred during 1994.

     Net loss from continuing operations was $15.3 million or $2.09 per share for the third quarter of 1994, and $45.5 million or $6.19 per share for the same quarter of 1993.

     Third quarter losses from discontinued operations totaled $2.6 million or $0.36 per share for 1994, and $9.8 million or $1.33 per share for 1993. The 1994 total includes a $2.8 million provision for the disposal of the resins business, while the 1993 total includes a $2.8 million provision for the disposal of the European fine chemicals business and a $6.0 million provision for the resins business. The European fine chemicals business was sold on January 31, 1994.

     Net loss for the third quarter of 1994, including both continuing and discontinued operations, was $17.9 million or $2.45 per share. Net loss for the third quarter of 1993 was $55.3 million or $7.52 per share.

YEAR-TO-DATE
     Net sales were $237.1 million for the first three quarters of 1994 compared with $237.0 million for the same period in 1993. The 1993 total includes $7.0 million of sales by the Company's Knytex business, which was transferred to a joint venture with Owens-Corning

Fiberglas in June of 1993. Gross margin for the first three quarters of 1994 was 15.8% of sales, up slightly from 15.5% for the first three quarters of 1993. As with the third quarter results, the improvement is due to the Company's composites and fabrics businesses.

     Operating loss for the year-to-date ended October 2, 1994 was $5.1 million, including the $8.0 million provision for DIC-Hexcel Limited. Operating loss for the comparable period of 1993 was $47.8 million, including the $44.0 million restructuring charge. Marketing, general and administrative expenses were reduced by $5.9 million, or 15%, from 1993 to 1994. These savings are the result of a worldwide reorganization of sales, marketing and administration, which contributed to a significant reduction in the Company's workforce since the beginning of 1993.

     The Company incurred $11.9 million of bankruptcy reorganization expenses during the first three quarters of 1994.

     Interest expenses were $7.1 million for the 1994 year-to-date compared with $6.6 million for the same period of 1993. The increase is attributable to increased borrowing and higher interest rates in the U.S., partially offset by reduced borrowing and lower interest rates in Europe. The year-to-date income tax provision was $1.4 million for 1994 versus a $3.8 million tax benefit for 1993. The 1994 provision is attributable to the same factors noted above for the third quarter.

     Net loss from continuing operations was $25.5 million or $3.50 per share for the first three quarters of 1994, and $50.7 million or $6.90 for the same period of 1993. Year-to-date losses from discontinued operations totaled $1.8 million or $0.25 per share for 1994, and $10.4 million or $1.42 per share for 1993. The 1994 and 1993 totals include the third quarter provisions noted above. Net loss for the first three quarters of 1994 was $27.4 million or $3.75 per share. Net loss for the first three quarters of 1993 was $56.6 million or $7.71 per share.


REVENUE TRENDS

     The sales decline which began in the fourth quarter of 1992 was halted in the second quarter of 1994, and sales increased modestly from the third quarter of 1993 to the third quarter of 1994. However, the Company does not anticipate a sustained increase in revenues for the foreseeable future, and further sales declines are possible. In an effort to return to acceptable levels of profitability at current sales levels, the Company has undertaken steps to improve manufacturing processes and reduce production costs, particularly in honeycomb. In addition, management is implementing measures to improve customer service, sharpen the Company's market focus, and pursue new opportunities for Hexcel materials and technology. Recent product developments include new generations of carbon, thermoplastic, and aluminum honeycomb with enhanced performance characteristics, and new composites applications for aircraft engines and power generators.

     Sales of advanced composites were higher for the third quarter and first three quarters of 1994 than for the comparable periods of 1993, as a result of increased sales to aerospace and recreation markets in both the U.S. and Europe. These increases were largely offset by reduced sales of honeycomb products to commercial and military aerospace customers. Sales of reinforcement fabrics improved slightly over the same time periods, as European markets continued to recover from the recent recession.

     The backlog of orders for aerospace materials as of October 2, 1994 was approximately 7% lower than the backlog as of December 31, 1993, primarily because of some sizable military aerospace shipments and a general decline in defense related orders. The backlog of orders for non-aerospace materials also declined during the first three quarters of 1994, due to delivery of some large recreational and ballistics orders which were outstanding at the end of last year.


CAPITAL RESOURCES AND LIQUIDITY

     Hexcel Corporation began borrowing under the debtor-in-possession credit facility from The CIT Group / Business Credit, Inc. in April 1994. As of November 9, 1994, outstanding borrowings totaled $11.6 million and approximately $18.9 million of additional credit was available. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable Hexcel Corporation to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance such restructuring or financing will occur. (See Part II., Item 1. "Legal Proceedings".) The debtor-in-possession credit facility expires the earlier of December 1995 or upon the effective date of a confirmed plan of reorganization, at which time all outstanding borrowings become immediately due and payable. Consequently, in connection with the reorganization of Hexcel Corporation, the Company will need to secure long-term postconfirmation financing to replace debtor-in-possession financing.

     The sale of the Company's Chandler, Arizona manufacturing facility and related assets and technology to Northrop Grumman Corporation is expected to generate cash proceeds of approximately $30 million. The Company plans to use the proceeds from this transaction and the sale of the resins business to pay down the debtor-in-possession credit facility and finance operating cash requirements while Hexcel Corporation remains under bankruptcy protection. The Amended Plan contemplates replacement of the debtor-in-possession facility with a new revolving credit facility of not less than $35 million. This facility and the proceeds from a proposed $50 million equity offering, along with the remaining proceeds from the Chandler transaction and the sale of the resins business, would be used to satisfy prepetition obligations and provide working capital financing for reorganized Hexcel. For information relating to the Amended Plan, see Part II., Item 1. "Legal Proceedings".

     Earnings before interest, taxes, depreciation and amortization were $5.4 million for the first three quarters of 1994. However, cash payments for restructuring costs and bankruptcy reorganization expenses, along with working capital changes and discontinued operations, resulted in the net use of $7.2 million of cash for operating activities. Operating activities provided $6.1 million of cash for the first three quarters of 1993, which benefited from the absence of bankruptcy costs as well as the generation of cash by discontinued operations.

     Working capital, excluding the net assets of discontinued operations, was $55.0 million at October 2, 1994 and $49.7 million at December 31, 1993.

During the first three quarters of 1994, accounts receivable increased by $3.8 million and inventories rose by $6.2 million, in part because of the rise in value of European currencies relative to the U.S. dollar. A significant portion of the Company's working capital is denominated in European currencies. The accounts receivable increase is also attributable to higher sales for the third quarter of 1994 than for the fourth quarter of 1993. The rise in inventories is also due, in part, to the creation of buffer stocks necessitated by the relocation of honeycomb production from the Graham, Texas facility. The increases in accounts receivable and inventories were largely financed with a $10.2 million reduction in cash and equivalents.

     Capital expenditures were $3.1 million for the first three quarters of 1994, compared with $5.0 million for the same period of 1993. Capital spending has been held to minimal levels, but is expected to increase in the fourth quarter of 1994 and in 1995. The Company plans to invest in equipment designed to improve manufacturing processes, and to reconfigure some of its honeycomb manufacturing operations in connection with the sale of the Chandler facility.

     Cash restructuring costs were $7.7 million for the first three quarters of 1994. Significant expenditures remain in the fourth quarter of 1994 and beyond. Funding of these costs will come from the debtor-in-possession revolving line of credit while the Parent Company remains in bankruptcy proceedings. Funding after bankruptcy proceedings will need to be obtained at the time of Hexcel Corporation's emergence from Chapter 11. The Amended Plan contemplates an infusion of additional equity capital and a commitment of post-bankruptcy credit facilities. For information relating to this plan, see Part II., Item 1. "Legal Proceedings".

                           PART II.  OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES




ITEM 1.   LEGAL PROCEEDINGS

               On November 9, 1994, the Bankruptcy Court approved, with slight modifications, the disclosure statement relating to the Amended Plan proposed by Hexcel Corporation and the Official Committee of Equity Security Holders in its Chapter 11 case. The
               Company can now proceed to solicit the acceptances of shareholders and creditors entitled to vote on the plan. A hearing on confirmation has been scheduled for January 10, 1995. The Amended Plan dated November 7, 1994 is similar to the plan of reorganization submitted on October 25, 1994, which had superseded two previous plans filed separately by Hexcel Corporation and the Equity Committee in July, 1994.

               The Amended Plan provides for an infusion of $50 million in new equity financing, including the proceeds of a shareholder rights offering ($41 million) and a cash investment by Mutual Series Fund, Inc. ($9 million). Mutual Series Fund, Inc. will also be the standby purchaser for the rights offering. The plan also contemplates obtaining a working capital credit facility of not less than $35 million, for which the Company has entered into discussions with prospective lenders, to replace the debtor-in-possession credit line.

               In summary, the Amended Plan calls for prepetition claims and interests to be treated as follows: (a) Administrative expense claims, priority tax claims, other priority claims, secured claims, IDRB claims, general unsecured claims, Principal Mutual Life Insurance Company claims arising from the 10.12% senior notes originally due 1998 and one additional note, and subordinated debenture claims are all unimpaired, and will either be paid in cash or reinstated; (b) Banque Nationale de Paris claims arising from outstanding letters of credit are impaired, and will be satisfied through a combination of cash payments and reinstatement with modified terms; (c) environmental claims are unimpaired and, unless otherwise provided by stipulation and order, each claim that is not disallowed by the Bankruptcy Court will be reinstated and not discharged; (d) Intercompany claims are impaired, and will be satisfied through reinstatement with modified terms; (e) Hexcel Corporation common stock trading claims are unimpaired, and by stipulation will be satisfied in full with shares of Reorganized Hexcel Corporation common stock;
               (f) Hexcel Corporation common stock interests are impaired, and will be deemed to receive one share of Reorganized Hexcel Corporation common stock for each existing share of Hexcel Corporation common stock, and rights to purchase additional shares under specified terms; (g) Hexcel Corporation stock option interests are unimpaired, and all issued and vested stock options will be reinstated. The holders of all impaired claims and interests will be entitled to vote to accept or reject the plan.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          (a) The Company is in default of certain financial and other covenants and pursuant to certain cross-default provisions under its financing agreements with its U.S. banks and certain other lenders. These consist of substantially all U.S. debt listed in
               Note 6 to the condensed consolidated financial statements. Payment and enforcement of these obligations is stayed by federal bankruptcy laws for the duration of Hexcel Corporation's bankruptcy proceedings.


ITEM 5.   OTHER INFORMATION

               On November 3, 1994, Hexcel signed a definitive agreement to sell its Chandler, Arizona manufacturing facility and related assets and its EMT materials and technology to Northrop Grumman Corporation, subject to the approval of the Bankruptcy Court. Under the terms of the agreement, the Company will earn a royalty on certain future sales of EMT materials produced using Hexcel developed technology, and retain a royalty-free, non-exclusive license to use EMT technology in non-military applications. The sale will generate cash proceeds of approximately $30 million, and the Company expects to record a gain on the sale of about
               $16 million in the fourth quarter of 1994.


ITEM 6.   EXHIBITS

          (a)  Exhibits:

                2. First Amended Plan of Reorganization proposed by Hexcel Corporation and the Equity Committee.

               10. Asset Purchase Agreement Between Hexcel Corporation and Northrop Grumman Corporation.

               11.  Statement Regarding Computation of Per Share Earnings.

               27.  Financial Data Schedules.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                                        HEXCEL CORPORATION
                                                           (Registrant)



      November 14, 1994                                /s/ Wayne C. Pensky
    ---------------------                         -----------------------------
           (Date)                                 Wayne C. Pensky, Controller
                                                  Chief Accounting Officer
                                                  Authorized Officer

                                  EXHIBIT INDEX



                                                                       PAGE NO.

 2.  First Amended Plan of Reorganization proposed by Hexcel
     Corporation and the Equity Committee.

10.  Asset Purchase Agreement Between Hexcel Corporation and
     Northrop Grumman Corporation.

11.  Statement Regarding Computation of Per Share Earnings.

27.  Financial Data Schedules.