Form 10-K
period 1994-12-31
HEXCEL CORP /DE/
filed 1995-03-27
CIK 717605

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                 ------------------------------------------------
                                    FORM 10-K
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994

                                       or

/ /         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
               For the transition period from               to
                                              -------------    --------------
                          Commission File Number 1-8472
                           --------------------------
                               HEXCEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                Delaware                             94-1109521
        (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
Registrant's telephone number, including area code: (510) 847-9500 Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------      -----------------------------------------
        COMMON STOCK                   NEW YORK STOCK EXCHANGE
        COMMON STOCK                   PACIFIC STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               ------     ------
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value as of March 17, 1995 of voting stock held by nonaffiliates of the registrant: $30,073,961.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes  X  No
   ----   ----
  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                 OUTSTANDING AT MARCH 17, 1995
       COMMON STOCK                        9,246,947

                   Documents Incorporated by Reference:  None

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Hexcel Corporation (herein referred to as "Hexcel"), founded in 1946, was initially incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and subsidiaries (herein referred to as the "Company") is an international developer and manufacturer of honeycomb, advanced composites and reinforcement fabrics. Hexcel materials are used in commercial aerospace, space and defense, general industrial and other markets.

BANKRUPTCY REORGANIZATION PROCEEDINGS
On February 9, 1995, the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective, and Hexcel emerged from bankruptcy reorganization proceedings. Those proceedings had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws. The commencement of bankruptcy reorganization proceedings followed a series of events, including a general deterioration of aerospace markets and a deep economic recession in Europe, which adversely impacted the Company, depleted its sources of cash and left Hexcel without adequate financing to fund its operations and restructuring program.

  Further discussion of bankruptcy reorganization proceedings is included in "Management Discussion and Analysis" and in Note 2 to the Consolidated Financial Statements included in this Form 10-K.

THE REORGANIZATION PLAN
  The Reorganization Plan which became effective on February 9, 1995 provided for (a) the replacement of the debtor-in-possession credit facility with a new revolving credit facility of up to $45.0 million; (b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds; and (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund, Inc. ("Mutual Series") purchased approximately 1.9 million shares of new common stock for $9.0 million and loaned the Company $41.0 million as an advance against the proceeds of a subscription rights offering for an additional 8.9 million shares of new common stock. The subscription rights became exercisable on February 24, 1995 and will expire on March 27, 1995.

  The Reorganization Plan also provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The payment of claims and interest on February 9, 1995 was funded with the cash proceeds from certain asset sales discussed below, the $50.0 million in cash received from Mutual Series, and borrowings under the new revolving credit facility. Information as to the sources and uses of cash pursuant to the Reorganization Plan is included in Note 3 to the Consolidated Financial Statements included in this Form 10-K, which also sets forth the pro forma condensed consolidated financial position of the Company as of December 31, 1994 as if the consummation of the Reorganization Plan occurred on such date.

  Further discussion of the Reorganization Plan and Hexcel's emergence from bankruptcy reorganization proceedings is included in "Management Discussion and Analysis" and in the Notes to the Consolidated Financial Statements included in this Form 10-K.

ASSET SALES
  Hexcel sold its Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation. During the fourth quarter of 1994, the Company recognized other income of $15.9 million relating to the sale. The transaction generated net cash proceeds of approximately $29.0 million, of which $2.3 million was received in 1994 and $26.7 million was received in the first quarter of 1995. The net cash proceeds were utilized to pay off the remaining balance of the debtor-in-possession credit facility and to partially fund distributions to creditors made on the effective date of the Reorganization Plan. Together with the closure of the Graham, Texas facility, the sale of the Chandler facility largely completes the reduction in the Company's honeycomb production capacity contemplated by the Company's restructuring program.

  During the fourth quarter of 1994, the Company sold its European resins business to Axson S.A., a French corporation. The sale and related settlement transactions generated net cash proceeds of approximately $8.7 million, of which $6.1 million was received in the fourth quarter of 1994 and $2.6 million was received in the first quarter of 1995. The net cash proceeds were utilized primarily to pay down borrowings under the debtor-in-possession credit facility.

  The European resins business was a substantial component of the Company's worldwide resins business, comprised of operations in Europe and the U.S. The Company is continuing discussions for the sale of its U.S. resins business, and believes that such a sale on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation in the Consolidated Financial Statements included in this Form 10-K.

  Further discussion of the Chandler and European resins transactions is included in Note 4 to the Consolidated Financial Statements included in this Form 10-K.


INDUSTRY SEGMENT

  Hexcel operates within a single industry segment, structural materials. The Company sells these materials throughout the world. The net sales, income
(loss) before income taxes, identifiable assets, capital expenditures, and depreciation and amortization for each geographic area for the past three years are shown in Note 20 to the Consolidated Financial Statements included in this Form 10-K.


BUSINESS

  HONEYCOMB
  Honeycomb is a unique, lightweight, cellular structure composed generally of hexagonal cells nested together, similar in appearance to a cross-sectional slice of a beehive. The hexagonal shape of the cells gives honeycomb a high strength-to-weight ratio when used in "sandwich" form, and a uniform resistance to crushing under pressure. These characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

  The Company produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made of aluminum and is available in a selection of alloys, cell sizes and thicknesses. Non-metallic honeycomb materials include fiberglass; graphite; thermoplastics; Nomex[REGISTERED TRADEMARK], a non-flammable aramid fiber paper; Kevlar[REGISTERED TRADEMARK], an aramid fiber; and several other specialty materials.

  The Company sells honeycomb in standard blocks and sheets of honeycomb core. The Company adds value to standard honeycomb core by contouring and machining it into complex shapes to meet customer specifications. In bonded panel construction, sheets of aluminum, stainless steel, resin-impregnated reinforcement fiber "skins" or other laminates are bonded with adhesives to each side of a honeycomb core. Use of an autoclave allows the Company to manufacture parts requiring the high temperature and pressure necessary to produce complex engineered bonded assemblies. In addition, the Company fabricates complex engineered panels containing honeycomb.

  The largest markets for the Company's honeycomb are the commercial and military aerospace markets. Advanced processing is used in the production of aircraft components such as wing flaps, ailerons and helicopter rotor blades. Specific applications include control surfaces (movable parts such as rudders, flaps, spoilers and speed brakes that control the direction or speed of an airplane); engine nacelles, cowlings, pylons and nozzles; fairings (flap track and wing-to-body); interiors (walls, floors, partitions and luggage bins); landing gear doors and access doors; wings, wing tips, wing leading edge and trailing edge panels; horizontal stabilizers; radomes; and satellite components.

  Non-aerospace general industrial honeycomb applications include high-speed trains and mass transit vehicles (doors, partitions, ceilings, floors and external structures); energy absorption products; athletic shoe components; automotive components (screens for mass air flow controllers in fuel injection systems, protective head and knee restraints); portable military shelters and military support equipment; marine vessel compartments (bulkheads, water closets, doors, floor panels, partitions, furniture and bunks); business machine cabinets; exterior building cladding and air conditioning systems.

  Hexcel has been the world leader in developing and manufacturing honeycomb for almost 50 years. Although the markets for honeycomb materials are highly competitive, management knows of no other manufacturer that has produced and sold as much structural grade honeycomb as the Company during the last five years. While industry statistics are not available, management believes on the basis of market research that the Company currently produces and sells the largest share of metallic and non-metallic honeycomb used in the world. In addition, the Company continues to develop new honeycomb materials for the markets it serves.

  ADVANCED COMPOSITES
  Advanced composites combine high performance reinforcement fibers with resins to form a composite material with exceptional structural properties not found in the fibers or resins alone. Hexcel impregnates reinforcement fabrics, and fibers aligned into unidirectional tapes, with resins to produce a "prepreg."

  In addition to standard S-2[REGISTERED TRADEMARK] and E-type fiberglass, Hexcel produces advanced composite materials from a variety of commercially available fibers. Graphite fiber exhibits high strength and stiffness relative to weight and is sold principally for aerospace and recreational uses. Aramid fiber is exceptionally resistant to impact and is used in aircraft and in various armor and protection applications. Quartz and ceramic fibers are resistant to extremely high temperatures and are used in various aerospace and general industrial applications. Electrically and thermally conductive Thorstrand[REGISTERED TRADEMARK] is used mainly by the aerospace industry. Resin systems include epoxy, polyester, bismaleimide, phenolic, cyanates and polyimide.

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

  Net sales of honeycomb and advanced composites, sold separately and together as complex bonded structures, were $219.0 million in 1994, $217.6 million in 1993 and $253.8 million in 1992. The decline since 1992 has been due mainly to a significant drop in commercial and military aerospace business.

  REINFORCEMENT FABRICS
  Hexcel produces woven fabrics without resin impregnation from the same fibers the Company uses to make advanced composites. These fibers include S-2 and E-type fiberglass, high strength carbon fibers, impact resistant Kevlar, electrically conductive Thorstrand, temperature resistant ceramic and quartz fibers, and a variety of other specialty fibers.

  The Company sells reinforcement fabrics for use in numerous applications. These include aerospace, marine (commercial and pleasure boats), printed circuit boards, metal and fume filtration systems, ballistics protection, decorative window coverings, automotive, insulation, recreation, civil engineering (architectural wraps), and other general and industrial applications.

  The Company entered into a strategic alliance with Owens-Corning Fiberglas Corporation in July 1993. The Knytex joint venture combined the weaving and stitchbonding technology of Hexcel with the worldwide reinforcement glass fiber manufacturing, marketing and distribution capabilities of Owens-Corning. Knytex is a market leader in the design and manufacture of stitchbonded, multi-layer reinforcement fabrics which are stronger in all directions and generally lower cost than traditional woven fabrics. The stitchbonded materials may be multiple layers of fabrics or fibers with varying orientations.

  The Company entered into a joint venture with Fyfe Associates Corporation in October 1992. Hexcel-Fyfe sells and applies high-strength architectural wrap for the seismic retrofitting and strengthening of bridges, columns and other structures.

  Net sales of reinforcement fabrics were $94.8 million in 1994, $93.0 million in 1993 and $99.2 million in 1992. Sales of reinforcement fabrics were reduced by the transfer of the Company's stitchbonded business to a joint venture on June 30, 1993. The stitchbonded business accounted for sales of $7.0 million in the first six months of 1993 and $11.3 million in all of 1992.


PRODUCTS AND PROCESSES, RESEARCH AND DEVELOPMENT

  The Company spent $8.2 million in 1994, $8.0 million in 1993 and $9.5 million in 1992 for research and development of products and markets. This represented 2.6% of net sales in each of 1994 and 1993, and 2.7% of sales in 1992. These expenditures were expensed as incurred. The Company's materials rely primarily upon technology derived from the field of polymer chemistry, as well as advanced engineering and assembly of composite structures and textiles.


RAW MATERIALS

  The Company purchases all raw materials used in production. Several key raw materials are available from relatively few sources. If these materials were no longer available, which the Company does not anticipate, such an occurrence could have a material adverse effect on operations.

ENVIRONMENTAL MATTERS

  Environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is included in "Item 3. Legal Proceedings." beginning on page 9 of this Form 10-K.


MARKETS AND CUSTOMERS

  The Company's materials are sold for a broad range of uses. The table on page 44 of this Form 10-K entitled "Market Summary" displays the percentage distribution of net sales by market since 1990.

  The Boeing Company and Boeing subcontractors accounted for approximately 22% of 1994 sales. The loss of this business, which the Company does not anticipate, could have a material adverse effect on sales and earnings. Sales to various U.S. government programs, including some of the sales to The Boeing Company and Boeing subcontractors noted above, were approximately 10% of sales in 1994.

  The Company's commercial aerospace and space and defense sales are substantially dependent upon the level of activity within each industry as well as the acceptance by each industry of the Company's aerospace materials and services. Demands for improved aircraft performance have led to the increased use of honeycomb and advanced composite materials in aircraft manufacture, particularly in newer models and development programs. However, the Company must continuously demonstrate the cost benefits of its products for aerospace applications.

  Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by Federal Aviation Administration regulations as well as public concern regarding aircraft age, safety and noise. Also, these rates may be affected by the desire of airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

  Commercial aircraft build rates, based on the estimated number of aircraft delivered, declined by more than 30% from 1992 to 1994. Major aircraft builders have announced significant personnel reductions which began in 1993 and are expected to continue at least through 1995. Based on current projections of aircraft build rates, the commercial aerospace market will likely show little improvement at least until 1996.

  The Company believes activity within the military aerospace industry fluctuates in relation to world tensions and the attitudes of the current Administration and Congress toward defense spending. Since 1987, the aircraft procurement budget of the U.S. Department of Defense has declined by more than 40%. Political changes in Eastern Europe, the former Soviet Union, and the Middle East, combined with strong U.S. political sentiment toward reduced defense spending indicate that military procurement will continue to decline through 1995 and beyond.

  Company sales to space and defense markets, particularly military aerospace, continue to decline. In 1994, space and defense sales decreased to $34.9 million from $55.3 million in 1993 and $57.8 million in 1992. The Company believes that its participation in space and defense markets will continue to shrink. The B-2 aircraft program, which began in the mid - 1980s, has accounted for a significant portion of the

Company's recent space and defense sales, and the Company's involvement in this program is declining. During the fourth quarter of 1994, the Company sold its Chandler, Arizona facility, which was constructed in 1988 primarily to manufacture materials for the B-2 program, along with certain related assets and technology.

  Hexcel contracts to supply materials for military and some commercial projects contain provisions for termination at the convenience of the U.S. government or the buyer. The Company is subject to U.S. government cost accounting standards, which are applicable to companies with more than $25 million of government contract or subcontract awards each year.

  The Company has a facility security clearance from the United States Department of Defense. A portion of the Company's sales and other revenues in 1994 was derived from work requiring this clearance. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (or "FOCI"). Management does not believe there is presently any substantial risk of FOCI that will cause the facility security clearance to be revoked.


SALES AND MARKETING

  A staff of salaried market managers, product managers and salespeople market the Company's products directly to customers worldwide. The Company also uses independent distributors and/or manufacturer representatives for certain products and markets, including reinforcement fabrics.


BACKLOG

  The backlog of orders for aerospace materials to be filled within 12 months was $65.6 million at December 31, 1994, $61.6 million at December 31, 1993 and $100.5 million at December 31, 1992. A major portion of the backlog is cancelable without penalty. The decline in aerospace backlog from 1992 levels is attributable to a number of reasons, primarily the shrinking commercial and military aerospace market. In addition, the aerospace industry is gradually moving toward "just-in-time" inventory delivery, shorter lead time requirements and reduced manufacturing cycle times to reduce investments in inventory.

  Orders for aerospace materials generally lag behind the award of orders for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by the Company for about one to three years, depending on the nature of the product, manufacturer and delivery schedules.

  Backlog for non-aerospace materials amounted to $40.7 million at December 31, 1994, compared with $29.1 million at December 31, 1993 and $16.8 million at December 31, 1992. Most of the Company's backlog is expected to be filled within six months. Markets for the Company's products outside of the aerospace industry are generally highly competitive requiring shorter lead times for delivery or stock for immediate sale. The backlog for non-aerospace orders increased as the Company developed new applications for existing products and the economies in both the U.S. and Europe continued to improve in 1994.

INTERNATIONAL OPERATIONS

  In addition to exporting from the United States, the Company serves international markets through three European operating subsidiaries located in Belgium, France and the United Kingdom. Each of these subsidiaries maintains manufacturing and marketing facilities. The Company also maintains sales offices in Australia, Brazil and Japan. Hexcel is a partner in a joint venture formed in 1990 with Dainippon Ink & Chemicals ("DIC") for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. (See Note 5 to the Consolidated Financial Statements included in this Form 10-K for additional information on this joint venture.) All Hexcel materials, with the exception of classified U.S. military materials, are marketed throughout the world.

  The table on page 44 of this Form 10-K entitled "Market Summary" displays the amount of international net sales and the percentage of international sales to total net sales since 1990. Note 20 to the Consolidated Financial Statements included in this Form 10-K shows various financial data for international operations since 1992.


JOINT VENTURES

  The Company has entered into three joint ventures since 1990, including the one with DIC discussed above. Further discussion of these joint ventures is included in "Management Discussion and Analysis" and in Notes 5 and 8 to the Consolidated Financial Statements included in this Form 10-K.


DISCONTINUED OPERATIONS

  Following a strategic review of its products and markets, the Company concluded that there is little interrelationship between its resins business and its core businesses of honeycomb, advanced composites and reinforcement fabrics. Consequently, the Company intensified its efforts to sell its resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company completed the sale of its European resins business on December 29, 1994, and now believes that the sale of its U.S. resins business on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation. Financial data, employees and properties related to this business have been segregated, and the information in this report reflects continuing operations only.

  In November 1990, the Company announced plans to sell the fine chemicals business with operations in Zeeland, Michigan and Teesside, England. On March 31, 1992, the Company sold the Zeeland, Michigan fine chemicals business. On January 31, 1994, the Company sold its Teesside, England business. The fine chemicals business is accounted for as a discontinued operation. Financial data, employees and properties related to this business have been segregated, and the information in this report reflects continuing operations only.

  See Notes 4 and 17 to the Consolidated Financial Statements included in this Form 10-K for additional information on the Company's discontinued operations.


COMPETITION

  In the production and sale of its materials, the Company competes with numerous U.S. and international companies on a worldwide basis, many of which are considerably larger than Hexcel in size and financial resources. For example, the Company competes with one major international manufacturer of honeycomb, advanced composites and reinforcement fabrics, as well as several other major companies on specific products. The Company also competes with many smaller U.S. and international manufacturers.

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


EMPLOYEES

  At December 31, 1994, the Company employed 2,189 full-time employees in its continuing operations, compared with 2,221 and 2,852 at December 31, 1993 and 1992, respectively. Of these employees, 1,712 were in manufacturing and the remainder were administrative, sales, engineering, marketing, research and clerical personnel. Approximately 160 employees at one European facility and 86 employees at one domestic facility have union affiliations. Management believes that labor relations in the Company are generally satisfactory.


ITEM 2.  PROPERTIES.

  Hexcel owns manufacturing facilities and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Pleasanton, California. The central research and development laboratories for the Company are located in Dublin, California.

  The following table lists the manufacturing facilities by geographic location, approximate square footage and principal products. These facilities have sufficient production capacity to meet the Company's current manufacturing requirements.

                            MANUFACTURING FACILITIES


                                   Approximate
Facility Location                Square Footage   Principal Products
- -----------------                --------------   ------------------
United States:
   Casa Grande, Arizona                301,000    Metallic and non-metallic honeycomb,
                                                  advanced honeycomb processing
   Pottsville, Pennsylvania            100,000    Advanced honeycomb processing
   Burlington, Washington               50,000    Advanced honeycomb processing
   Livermore, California               150,000    Advanced composites
   Lancaster, Ohio                      42,000    Advanced composites
   Seguin, Texas                       170,000    Woven reinforcement fabrics


International:
   Welkenraedt, Belgium                223,000    Metallic and non-metallic honeycomb, advanced
                                                  honeycomb processing, advanced composites
   Swindon, England                     20,000    Non-metallic honeycomb processing
   Les Avenieres, France               373,000    Woven reinforcement fabrics, advanced composites

     The Company leases the land on which the Burlington, Washington facility is located as well as the Swindon, England plant. The Company also leases portions of the Casa Grande, Arizona; Welkenraedt, Belgium; and Les Avenieres, France facilities.

     Certain of the properties secure loans made to the Company. In addition, substantially all U.S. properties, equipment and fixtures, along with other business property, secure the new U.S. revolving credit facility (see Note 9 to the Consolidated Financial Statements included in this Form 10-K).


ITEM 3.  LEGAL PROCEEDINGS.

  On January 10, 1995, the Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"), confirmed the First Amended Plan of Reorganization proposed by Hexcel and the Official Committee of Equity Security Holders dated as of November 7, 1994. The effective date of the Reorganization Plan was February 9, 1995. For further discussion, see "Item 1. Business." and "Management Discussion and Analysis" and Note 2 to the Consolidated Financial Statements included in this Form 10-K.

  In December 1988, Lockheed employees working with epoxy resins and composites on classified programs filed suit against Lockheed and its suppliers (including Hexcel) claiming various injuries as a result of exposure to these products. Plaintiffs have filed for punitive damages which are uninsured. The first trial of the cases of 15 pilot plaintiffs resulted in a mistrial and a retrial commenced in February 1994. Hexcel did not participate in the retrial due to the automatic stay resulting from the Chapter 11 filing. Some of these claims were discharged as a result of the plaintiffs' failure to file claims in Hexcel's Chapter 11 case. As to the claims which have not been discharged, the Company has objected to them and intends to proceed with those objections within the Bankruptcy Court.

  In July 1992, the Company was joined in a lawsuit initiated in October 1990 in Alameda County Superior Court concerning a dispute over a real estate transaction between F&P Properties and Donald and Suzanne Smith (F&P PROPERTIES
V. SMITH, ET AL.). This action concerns, in part, responsibility for clean-up and investigation costs associated with an abandoned waste disposal site located near the Company manufacturing facilities in Livermore, California. The Company sold this property to the Smiths in 1979, and the Smiths, in turn, sold it to F&P in 1985. A global settlement was negotiated during the Company's reorganization but has not been executed by the parties. The Company has objected to the claims filed in the Chapter 11 case and the matter is proceeding in the Bankruptcy Court.

  Hexcel / MCI, a business unit divested in 1991, performed brazing services in the manufacture of flexures under subcontract from Ormond which supplied the flexures to Thiokol. The flexures are used to support a rocket motor housing in a test stand during actual firing of the rocket. Several flexures cracked under the dead weight of a rocket motor prior to actual test firing, and Thiokol has sued Ormond and Hexcel for the costs of replacing all of the flexures purchased ($0.9 million) (THIOKOL CORPORATION V. ORMOND, HEXCEL, ET AL.). The automatic stay in bankruptcy will be lifted in April 1995 and the case will then resume in the state court in Utah. There is no insurance coverage available for an adverse court ruling or negotiated settlement.

  Hexcel Corporation has been named as a potentially responsible party ("PRP") with respect to several disposal sites that it does not own or possess and which are included on the Environmental Protection Agency's Superfund National Priority List ("NPL"). A total of 249 claims were filed in the Chapter 11 case with a face value of over $6.7 billion. These claims were, for the most part, duplicative as a result of the joint and several liability provisions of the applicable laws, and have been categorized into claims involving 12 sites. Claims involving 7 of the sites have been settled within the Chapter 11 case and the Company expects to settle claims with respect to one additional site. With respect to the claims relating to the remainder of these sites, Hexcel believes its responsibility to be de minimis and is negotiating to settle these claims; should no settlement be reached, the claims against Hexcel will be allowed to continue without the protection of the Chapter 11 case. The Company has been named a PRP with respect to 8 additional sites, for which no claims were filed in the Chapter 11 case; as a result, the Company believes any further claims to be barred.

  Also, pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for clean-up of a manufacturing facility it formerly operated in Lodi, New Jersey. Hexcel has reserved $4.0 million to cover such remaining costs and believes that actual costs should not exceed the amount which has been reserved. Fine Organics Corporation, the current owner of the Lodi site and Hexcel's former chemicals business operated on that site, has asserted that the clean-up costs will be significantly in excess of that amount. The ultimate cost of remediation at the Lodi site will depend on developing circumstances.

  Fine Organics Corporation filed a proof of claim and an adversary proceeding in the Bankruptcy Court. The court has disallowed a significant portion of the claim by denying Fine Organics claim for treble damages and certain contingent claims. The remaining claims are for prior clean-up costs incurred by Fine Organics and alleged contractual and tort damages relating to the original sale of the business and site to Fine Organics totaling approximately $3.2 million. This matter is proceeding in the Bankruptcy Court.

  The Company, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. The Defense Contract Audit Agency reviews cost accounting and business practices of government contractors and subcontractors including Hexcel. The Company has been engaged in discussions of a number of cost accounting issues which could result in claims by the government. Some of these issues have already been resolved and management believes, based on available information and the Company's assertion of estoppel and a right of offset among individual issues, that it is unlikely the remaining items in the aggregate will have a material adverse effect on the financial position of the Company.

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

  Management believes, based on available information, that it is unlikely any of these items will have a material adverse effect on the consolidated operating results or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Listed below are the executive officers of the Company as of March 22, 1995, the positions held by them and a brief description of their business experience. There are no family relationships among any of the Company's executive officers:


                            OFFICER          POSITIONS WITH COMPANY AND
NAME                   AGE   SINCE               BUSINESS EXPERIENCE
- ----                   ---   -----               -------------------
John J. Lee            58    1993    Chief Executive Officer since January 1994;
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer from January 1994
                                      to February 1995; Chairman and Co-Chief
                                      Executive Officer from July to December
                                      1993; Director since May 1993, and
                                      currently a member of the Executive
                                      Compensation and Nominating Committees of
                                      the Board of Directors.  Mr. Lee has
                                      served as the Chairman of the Executive
                                      Committee of XTRA Corporation, a
                                      transportation equipment leasing company,
                                      since 1990, and the Chairman of the Board,
                                      President and Chief Executive Officer of
                                      Lee Development Corporation, a merchant
                                      banking company, since 1987.  Mr. Lee has
                                      been a Trustee of Yale University since
                                      1993.  From July 1989 through April 1993,
                                      Mr. Lee served as Chairman of the Board
                                      and Chief Executive Officer of Seminole
                                      Corporation, a manufacturer and
                                      distributor of fertilizer.  From April
                                      1988 through April 1993, Mr. Lee served as
                                      a Director of Tosco Corporation, a
                                      national refiner and marketer of petroleum
                                      products, and as President and Chief
                                      Operating Officer of Tosco from 1990
                                      through April 1993.  Mr. Lee is also a
                                      director of Playtex Products, Inc. and
                                      Aviva Petroleum Corporation.


Donald J. O'Mara       57    1991    President and Chief Operating Officer since
                                      March 1993; Vice President - Honeycomb a
                                      and Advanced Products from 1991 to 1993.
                                      From 1987 to 1991, Mr. O'Mara served as
                                      managing director of Sprague-Brooks
                                      Associates.  He was Vice President and
                                      Chief Operating Officer of Gates Learjet
                                      Corporation from 1984 to 1987.

Stephen C. Forsyth     39    1994    Vice President, International Operations
                                      since October 1994; General Manager of
                                      Resins Business and Export Marketing from
                                      1989 to 1994; other general management
                                      positions from 1980 to 1989.  Mr. Forsyth
                                      joined the Company in 1980.


                            OFFICER          POSITIONS WITH COMPANY AND
NAME                   AGE   SINCE               BUSINESS EXPERIENCE
- ----                   ---   -----               -------------------


Rodney P. Jenks, Jr.     44   1994     Vice President, General Counsel and
                                        Secretary of the Company since March
                                        1994.  Prior to joining the Company in
                                        1994, Mr. Jenks was a partner in the law
                                        firm of Wendel, Rosen, Black, Dean &
                                        Levitan, from 1985.

Thomas J. Lahey          54   1991     Vice President - Worldwide Sales since
                                        April 1993; Vice President - Advanced
                                        Composites from 1992 to  1993; General
                                        Manager of Advanced Composites from 1991
                                        to 1992; General Manager of Advanced
                                        Products from 1989 to 1991.  Prior to
                                        joining the company in 1989, Mr. Lahey
                                        held the position of Executive Assistant
                                        to the President of Kaman Aerospace
                                        Corporation in 1987 and 1988, and was a
                                        Vice President of Grumman Corporation
                                        from 1985 to 1987.

William P. Meehan        59   1993     Vice President - Finance and Chief
                                        Financial Officer of the Company since
                                        September 1993, and Treasurer of the
                                        Company since April, 1994.  Prior to
                                        joining the Company in 1993, Mr. Meehan
                                        served as President and Chief Executive
                                        Officer of Thousand Trails and NACO, a
                                        membership campground and resort
                                        business, from 1990 through 1992.  From
                                        1986 through 1989, Mr. Meehan served as
                                        Vice President-Finance and Chief
                                        Financial Officer of Hadco Corporation.

Robert A. Petrisko      40   1993     Vice President - Technology since
Ph.D.                                   September 1993.  From 1989 to 1993 he
                                        was manager of the signature technology
                                        group at the Chandler facility, then
                                        director of aerospace technology.  Dr.
                                        Petrisko joined the Company in 1989,
                                        after serving as a Research Specialist
                                        with Dow Corning Corporation from 1985
                                        to 1989.

Gary L. Sandercock       53   1989     Vice President - Manufacturing since
                                        April 1993; Vice President -
                                        Reinforcement Fabrics from 1989 to 1993;
                                        General Manager of the Trevarno Division
                                        from 1985 to 1989; other manufacturing
                                        and general management positions from
                                        1967 to 1985.  Mr. Sandercock joined the
                                        Company in 1967.



                            OFFICER          POSITIONS WITH COMPANY AND
NAME                   AGE   SINCE               BUSINESS EXPERIENCE
- ----                   ---   -----               -------------------

William K. Woodrow       47   1993     Vice President - Marketing and Business
                                        Development since March 1993.  Prior to
                                        joining the Company in 1993, Mr. Woodrow
                                        served as Director of Corporate
                                        Marketing of Raychem Corporation from
                                        1990 to 1992, and was Division Manager
                                        of Chemelex-Industrial Division from
                                        1988 to 1990.

Wayne C. Pensky          39   1993     Controller since July 1993.  Prior to
                                        joining the Company in 1993, Mr. Pensky
                                        served as Service Line Director at
                                        Arthur Andersen & Co., where he was
                                        employed from 1979.



PART II


ITEM 5.  MARKET FOR COMMON STOCK OF REGISTRANT AND RELATED STOCKHOLDER MATTERS.

     Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 21 to the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

     The Company paid a quarterly dividend of 11 cents per share in 1992. Payments of future cash dividends were suspended effective with the first quarter of 1993, and are now prohibited by Hexcel's revolving credit agreements. On February 9, 1995, there were 2,448 holders of record of Hexcel common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by Item 6 is contained on page 32 of this Form 10-K under "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is contained on pages 33 to 43 of this Form 10-K under "Management Discussion and Analysis" and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is contained on pages 48 to 76 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of independent public accountants for the years ended December 31, 1994, 1993 and 1992 is contained on page 47 of this Form 10-K under "Independent Auditors' Report" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's Board of Directors was reconstituted as of February 9, 1995, the effective date under the Reorganization Plan, and consists of the following eight persons, all of whom were designated in accordance with the terms of the Reorganization Plan: John J. Lee and Peter A. Langerman, who were designated by Mutual Series Fund, Inc., Joseph L. Harrosh, Robert L. Witt and Peter D. Wolfson, who were designated by the Equity Committee, and Dr. George S. Springer, Franklin S. Wimer and Marshall S. Geller, who were designated by joint selection of the Equity Committee and Mutual Series. A ninth seat on the Board is reserved for the new Chief Executive Officer, who will join the Board immediately upon commencement of his or her employment. In addition, if upon the consummation of the rights offering pursuant to the Reorganization Plan, Mutual Series owns more than 50% of the shares of the common stock, Mutual Series will designate one additional director; if upon the consummation of the rights offering Mutual Series owns less than 25% of the shares of common stock, then one additional director will be designated by mutual agreement of those directors previously designated by the Equity Committee, on the one hand, and those directors previously designated by mutual agreement of the Equity Committee and Mutual Series, on the other hand.

     There are no family relationships among the Company's Board of Directors.

     The following biographies of the directors are based on information provided by them.

     John J. Lee, age 58, has been a director of the Company since May of 1993, Chairman of the Board and Co-Chief Executive Officer of the Company from July 1993 to December 1993, Chairman of the Board and Chief Executive Officer of the Company from January 1994 to February 9, 1995, and Chief Executive Officer since February 9, 1995. Mr. Lee has served as Chairman of the Executive Committee of XTRA Corporation, a transportation equipment leasing company, since 1990, and Chairman of the Board, President and Chief Executive Officer of Lee Development Corporation, a merchant banking company, since 1987. Mr. Lee has been a Trustee of Yale University since 1993. From July 1989 through April 1993, Mr. Lee served as Chairman of the Board and Chief Executive Officer of Seminole Corporation, a manufacturer and distributor of fertilizer. From April 1988 through April 1993, Mr. Lee served as a Director of Tosco Corporation, a national refiner and marketer of petroleum products and as President and Chief Operating Officer of Tosco from 1990 through April 1993.
Mr. Lee is also a director of Playtex Products, Inc. and Aviva Petroleum Corp.

     Dr. George S. Springer, age 60, has been a director of the Company since January 1993. Dr. Springer is Professor and Chairman of the Department of Aeronautics and Astronautics and, by courtesy, Professor of Mechanical Engineering and Professor of Civil Engineering, at Stanford University. Dr. Springer joined Stanford University's faculty in 1983.

     Peter A. Langerman, age 39, became a director on February 9, 1995. He is also a director and the Executive Vice President of Mutual Series Fund, Inc., a diversified open-end management investment company registered under the Investment Company Act of 1940 and a research analyst with Heine Securities Corporation, an investment advisor. Mr. Langerman has been the Executive Vice President of Mutual Series since March 1988 and has been a research analyst at Heine Securities since 1986. Mr. Langerman has also been a director of Zenith Laboratories since 1989, and President and a director of S-O Equities Holding Company since 1993.

     Franklin S. Wimer, age 58, became a director on February 9, 1995. He is also the President and principal of UniRock Management Corporation ("UniRock"), a private merchant banking firm based in Denver, Colorado. Mr. Wimer has been with UniRock since January of 1987. UniRock has acted as the Company's strategic consultant since December 27, 1993. Mr. Wimer is currently Chairman of the Board of Vista Restaurants, Inc., a 12-unit Perkins Family Restaurant franchisee, and a director of RAMI, Inc., Denver Paralegal Institute, Stainless Fabrication Company, Inc., and Western Filter Company.

     Marshall S. Geller, age 56, has been a director of the Company since August of 1994. Mr. Geller is a Senior Managing Partner of Golenberg & Geller, Inc., a merchant banking firm. From 1988 to 1990, he was Vice Chairman of Gruntal & Company, an investment banking firm. From 1967 until 1988, he was a Senior Managing Director of Bear, Stearns & Co., Inc., an investment banking firm. Mr. Geller is currently Interim President and Chief Executive Officer and a director of Lottery Enterprises, and is a director of Players International, Sports-Tech, Inc., Amerihost Properties, Inc., Value Vision International, Inc., Las Vegas Major League Sports, Inc., and various privately-held corporations and charitable organizations.

     Joseph L. Harrosh, age 54, became a director on February 9, 1995. He is also a private investor. He has been the Chairman of the Equity Committee since its inception in December of 1993. He has also been the Chairman of the Board of Tri-City Sporting Goods Inc. since 1971.

     Robert L. Witt, age 54, became a director on February 9, 1995. He is a private investor and consultant. Mr. Witt is also a member of the Equity Committee. From 1985 to 1993, he served as a director of the Company, and from 1988 to 1993 he served as the Chairman of the Board of Directors. From 1986 to 1993, he was the Chief Executive Officer of the Company and held other offices with the Company dating back to 1969. He is a director of Bay View Federal Bank, World Air Holdings, Inc. and The Dentists Company.

     Peter D. Wolfson, age 42, became a director on February 9, 1995. He is also an attorney and member of the firm of Marcus Montgomery Wolfson P.C., which was founded in 1993. From 1989 through 1993, Mr. Wolfson was a member of the law firm of Milgrim Thomajan & Lee P.C., which in 1992 changed its name to Varet Marcus & Fink P.C. Mr. Wolfson's law firm is counsel to the Equity Committee.

     Mr. Geller and Mr. Langerman have been elected Interim Co-Chairmen of the Board of Directors. The terms of the Co-Chairman expire on the later of the completion of the subscription rights offering pursuant to the Reorganization Plan or the appointment of a new chief executive officer of the Company. The following directors are members of the Standing Committees of the Board of
Directors: Executive Compensation Committee -- Messrs. Langerman and Harrosh (Co-Chairmen) and Messrs. Lee and Witt; Audit Committee -- Mr. Wimer (Chairman) and Messrs. Geller, Langerman and Witt; Nominating Committee -- Messrs. Langerman and Wolfson (Co-Chairmen) and Messrs. Lee and Harrosh; and Advanced Programs Committee -- Mr. Springer (Chairman) and Mr. Witt.

     (a)  Executive Officers

          Information concerning the executive officers of the Registrant is contained in "Item 4A. Executive officers of the Registrant" beginning on page 12 of this Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                        Annual Compensation          Long-Term Compensation
                              (1) (2)
                      ----------------------  --------------------------------------
                                                           Securities
                                               Restricted  Underlying
                                                  Stock     Options /     All Other
Name & Principal            Salary    Bonuses    Awards       SARS      Compensation
   Position          Year     ($)     ($)(7)     ($)(8)      (#)(9)        ($)(10)
- ------------------------------------------------------------------------------------
J. J. Lee (3)        1994   453,333   350,000        --        --           4,500
Chief Executive      1993   160,005        --        --        --          51,675
Officer              1992        --        --        --        --              --

R. D. Krumme (4)     1994   240,000   125,000        --        --           4,500
Vice Chairman        1993   100,000        --        --        --              --
                     1992        --        --        --        --              --

W. P. Meehan (5)     1994   240,000   125,000        --        --           3,000
VP - Chief           1993    86,461        --        --        --              --
Financial Officer    1992        --        --        --        --              --


D. J. O'Mara         1994   207,000   100,000        --        --           4,500
President & Chief    1993   191,250        --    49,619    33,500           6,000
Operating Officer    1992   163,731        --    33,713    15,000           4,364

R. P. Jenks, Jr. (6) 1994   159,252    41,440        --        --           3,877
VP - General         1993        --        --        --        --              --
Counsel &            1992        --        --        --        --              --
Corporate
Secretary

(1)  Annual Compensation includes amounts earned in the fiscal year, whether or not deferred.
(2)  Aggregate perquisite values do not exceed the lesser of $50,000 or 10%
     of reported salary and bonuses for each year.
(3)  Mr. Lee served as a consultant in July and August 1993 and as an
     employee commencing September 1, 1993.  Mr. Lee is also     provided an
     office and administrative assistance in the New York metropolitan     area.
(4)  Mr. Krumme's employment date was August 2, 1993.
(5)  Mr. Meehan's employment date was August 23, 1993.



(6)  Mr. Jenks' employment date was February 2, 1994.
(7)  Bonuses includes consummation and employee retention bonuses earned during
     Hexcel's Chapter 11 case and approved by the      Bankruptcy Court, and
     paid in 1995.
(8) Restricted stock is subject to certain restrictions requiring that the executive remain in the Company's employ for a period of five years before being entitled to receive all of the shares issued. The executive does not pay cash for the shares issued. The shares are non-transferable while restricted; however, the holder is entitled to vote the shares and receive, without restrictions, all dividends and distributions, except dividends or distributions in stock or other shares which then become restricted stock. The restrictions all terminate upon the executive's retirement, death or disability. If employment terminates otherwise during the term of restrictions, the unvested shares are forfeited to the Company without payment of any consideration. The restrictions on the restricted stock will lapse in varying percentages between three and five years following issuance. In the above table, the restricted stock is valued as of the date of grant. The total number of restricted shares and the aggregate value at December 31, 1994 were as follows: Messrs. Lee, Krumme, Meehan and Jenks held no restricted shares; Mr. O'Mara held 7,836 shares valued at $34,322. Aggregate market value is based on December 30, 1994's closing price of $4.38 per share.
(9) As of December 31, 1994, all options were at an exercise price above the fair market value of the common stock. No options were granted during 1994.
(10) All Other Compensation consists of (i) contributions by the Company to the Salaried Employees' Retirement Plan, and (ii) in the case of Mr. Lee, director's fees of $8,175 for services as a director in 1993 prior to his employment and consulting fees of $43,500 during July and August 1993 prior to his employment. The Three-year Performance Incentive Plan was terminated in 1993.


              AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                  Number of        Value of
                                                 Securities       Unexercised
                                                 Underlying      In the Money
                                                 Unexercised     Options/SARS
                                                Options/SARS        at Fiscal
                                                  at Fiscal      YEAR END ($)
                                                Year End (#)     Exercisable /
                                                -------------   --------------
             Shares Acquired    Value Realized  Exercisable /   Unexercisable
Name         on Exercise(#)     ($)(1)(2)       Unexercisable   (1)(2)
- -----------  ----------------  ---------------  -------------  ---------------
J. J. Lee          --                 --            --/--            --/--
R. D. Krumme       --                 --            --/--            --/--
W. P. Meehan       --                 --            --/--            --/--
D. J. O'Mara       --                 --          68,500/--          --/--
R. P. Jenks        --                 --            --/--            --/--

 (1) Market value of underlying securities at December 30, 1994 close minus the exercise or base price.
 (2) All options are at an exercise price above the fair market value of the common stock.

                    EXECUTIVE DEFERRED COMPENSATION PLAN (a)
                            ANNUAL RETIREMENT INCOME


REMUNERATION                    YEARS OF SERVICE (b)(c)
              --------------------------------------------------------
                    10             15             20             25
- ----------------------------------------------------------------------
  $125,000        $18,750        $28,125        $37,500        $46,875
   150,000         22,500         33,750         45,000         56,250
   175,000         26,250         39,375         52,500         65,625
   200,000         30,000         45,000         60,000         75,000
   250,000         37,500         56,250         75,000         93,750
   300,000         45,000         67,500         90,000        112,500
   350,000         52,500         78,750        105,000        131,250
   400,000         60,000         90,000        120,000        150,000
   450,000         67,500        101,250        135,000        168,750
   500,000         75,000        112,500        150,000        187,500

(a) Executive Deferred Compensation Plan: This retirement plan consists of individual agreements between the Company and certain key executive employees designated by the Board of Directors. The agreements provide an annual retirement income to these key employees of 1.5% of their salary and bonuses for each year they are covered under the plan.
(b) Benefits are payable annually for 10 years, beginning at age 65. At the end of 10 years, a residual amount is paid. This amount is equal to the present value of a 10-year certain and life annuity commencing at age 65 less the total annual payments paid through that date.
(c) Estimated credited years of service are as follows: Mr. Lee -- 1/3 year; Mr. Krumme -- 1 year; Mr. Meehan -- 1 year; and Mr. O'Mara -- 3 years. Mr. Jenks does not participate in the plan.


EMPLOYMENT AND OTHER AGREEMENTS

1.  EMPLOYMENT AGREEMENT WITH MR. LEE

     As of August 1, 1993, Mr. Lee was engaged to act as Co-Chief Executive Officer ("Co-CEO") of the Company. Mr. Lee's primary responsibility was managing and restructuring the Company's finances and capital structure. Mr. Lee was expected to expend at least 50% of his time in his role as the Co-CEO. During July and August, 1993, Mr. Lee was compensated in his capacity as a director and received consulting fees as noted above; he became an employee as of September 1, 1993. Mr. Lee became the sole Chief Executive Officer on January 1, 1994.

     The employment agreement for Mr. Lee (the "Old Employment Agreement") provided that he earn a base salary of $480,000 for services performed on behalf of Hexcel during the annual period September 1, 1993 through August 31, 1994 (the "Old Employment Term").

     To conserve cash and facilitate the Company's reorganization, Mr. Lee offered to accept $200,000 under the Old Employment Agreement in cash, payable on the regular compensation schedule for Hexcel's other executives, and the balance of the base salary of $280,000 in deferred compensation. Under the Old Employment Agreement, the deferred compensation was payable in one lump sum at the end of the Old Employment Term. Mr. Lee was also reimbursed expenses incurred on behalf of the Company, including expenses associated with maintaining an office in Stamford, Connecticut. To provide additional incentives to restructure Hexcel in the short term, certain substitute or additional incentives were provided, which are discussed below.

     Mr. Lee earned a PRO RATA portion of deferred and cash compensation for his four months of service as an employee during 1993. The amount of the deferred compensation earned prior to the filing of the Chapter 11 case ($73,644) was a pre-petition claim against the Company which was paid upon completion of the case.

     The Old Employment Agreement provided for the following additional incentives, none of which was awarded:

* Had Hexcel completed a restructuring of its debt outside Chapter 11, Mr. Lee would have been eligible for a grant of 70,000 option shares in lieu of his deferred compensation.

*         If Hexcel completed a merger or sale during the Employment Term, Mr.
          Lee would be paid 1/2 of 1% of the value of the transaction in lieu of the deferred compensation.

* If there occurred an equity investment in Hexcel, Mr. Lee would receive a cash bonus equal to 1% of such investment, in addition to the deferred compensation.

     During the Old Employment Term, Mr. Lee was not entitled to receive any Board of Director fees, but he remained eligible to participate in, and have his service during the Old Employment Term credited towards, Hexcel's Directors' Retirement Plan. Mr. Lee became a participant in Hexcel's Salaried Employee's Retirement Plan during 1994.

2.  INTERIM EMPLOYMENT AGREEMENT AND CONSULTING AGREEMENT WITH MR. LEE

     By Stipulation and Order dated September 21, 1994, Hexcel was authorized to enter into an employment agreement with Mr. Lee dated as of September 1, 1994 providing for his continued employment as Chairman and Chief Executive Officer of the Company at an annual salary of $400,000. Mr. Lee also participates in certain specified benefit programs and is entitled to expense reimbursement, including a monthly stipend of $5,000 for office space. In addition, pursuant to the Stipulation and Order, the Company was authorized and directed to pay Mr. Lee's claim for deferred compensation under his Old Employment Agreement to the extent such deferred compensation accrued following Hexcel's Chapter 11 filing, or $206,356, as an administrative expense. The prepetition portion of Mr. Lee's claim for deferred compensation, or $73,644, was paid with other creditors' claims. During the term of the interim agreement, Mr. Lee is not entitled to receive any Board of Directors fees, but remains eligible to participate in, and have his service during the term credited towards, the Company's Directors' Retirement Plan.

     Following the selection of a new Chief Executive Officer, Mr. Lee will resign as an officer of the Company and be retained as a consultant to the Company for strategic planning pursuant to certain pre-negotiated terms for a period of two years. The consulting agreement will be subject to termination at the end of the first year by resolution of the Board of Directors of the Company delivered to Mr. Lee not earlier than 60 days and not later than 30 days prior to the end of the first year.

     The compensation provided to Mr. Lee as a consultant will be as follows: base compensation (salary and fees) of $180,000 per year during the first year, and $230,000 during the second year, plus the same benefits provided to him in his interim employment agreement. In addition, there will be a bonus opportunity determined by the Board of Directors of the Company.

     Mr. Lee will receive stock options for approximately 0.625% of the Company's fully diluted common stock (without giving effect to the conversion of the Company's 7% Convertible Subordinated Debentures due 2011) at a price equal to the average of the daily average prices of common stock for the 20 trading days beginning 30 calendar days following expiration of the rights offering provided by the Company's Plan of Reorganization. Such options will vest in equal monthly installments over the two-year term of the consulting agreement, subject to being fully vested upon an early termination thereof (other than for cause or voluntary resignation) and will be exercisable until the later of three years following the date of grant or one year after expiration of the consulting agreement.

3.  CONSULTING SERVICES AGREEMENT WITH MR. KRUMME

     As of February 9, 1995, Mr. Krumme resigned as Vice Chairman of the Company and his Consulting Services Agreement with the Company became effective. The Agreement provides that Mr. Krumme will perform such consulting services as are specified by the General Counsel or other senior officers of the Company until July 31, 1995. Services are compensated on an hourly basis, with reasonable expenses reimbursed. The Company also provides certain life and health insurance benefits during the term. The Agreement also provides for payment of $125,000 as a consummation bonus, which was paid on the effective date of the Reorganization Plan.

4.  INTERIM EMPLOYMENT AGREEMENT WITH MR. MEEHAN

     The Company has entered into an Interim Employment Agreement with Mr. Meehan for the term commencing on February 9, 1995 and ending June 30, 1995. Mr. Meehan will receive compensation during the term based on an annual salary of $200,000, along with a consummation bonus of $125,000 which was paid on the effective date of the Reorganization Plan. Mr. Meehan also participates in the benefit plans available to other employees of the Company.

5.  INTERIM EMPLOYMENT AND SEVERANCE AGREEMENT WITH MR. O'MARA

     Commencing on February 6, 1995, the Company agreed to employ Mr. O'Mara through June 30, 1995 subject to earlier termination by the Board of Directors. Mr. O'Mara is paid at an annual salary of $207,000, plus customary executive benefits. In addition, for a period of one year following the termination of his employment, Mr. O'Mara shall continue to be paid his salary and provided his benefits, provided that he may elect to receive his salary in one lump sum, discounted by the then prevailing prime interest rate, and upon payment of the lump sum, benefits will no longer be provided. Mr. O'Mara also shall receive additional compensation of $100,000, $50,000 of which was paid on the effective date of the Reorganization Plan and $50,000 of which will be paid upon the termination of the term of his agreement; included in the additional compensation is Mr. O'Mara's employee retention bonus, approved in the Chapter 11 case, of $27,600.

6.  EXECUTIVE DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

     This program consists of individual agreements between the Company and certain key executives designated by the Board. Messrs. Lee, Krumme, Meehan and O'Mara participate in this program. The agreements provide an annual retirement income to these key executives generally of 1.5% of their salary and bonuses for each year they are covered under the program. The retirement benefits are payable monthly, as a life annuity (with a minimum of 120 monthly payments); however, the Company has the right to consent to the executive's request for a different form of benefit payment including a lump sum payment. Each agreement also requires the Company to continue to cover the key executive under Hexcel's group medical and dental insurance plans and to provide life insurance for so long as the executive is receiving payments under the agreement and has not attained the age of 75. The retirement benefits generally commence upon the later of the executive's attainment of age 65 or retirement. Additional information about these agreements is contained in the Executive Deferred Compensation Plan table above.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following current or former directors were members of the Executive Compensation Committee of the Board of Directors during 1994: Gary Depolo (Chairman), Cyrus Holley and Marshall Geller (member from August 18, 1994).

     During 1994, Mr. Lee was also a member of the compensation committee of XTRA Corporation. Mr. Lewis Rubin, a director of the Company until February 9, 1995, also served as President and Chief Executive Officer of XTRA Corporation. Mr. Rubin has not served on the Executive Compensation Committee of the Company.


COMPENSATION OF DIRECTORS

     Except for Mr. Lee, the only director who is a salaried employee of the Company, directors are compensated for services as directors in the amount of $13,500 per year ($14,500 per year for Committee chairmen). Directors are also paid $800 for each Board and Committee meeting they attend. The Company is currently reviewing its policies with respect to the compensation of directors. Mr. Lee, who was employed by the Company for a portion of 1993 and all of 1994, received the annual and meeting compensation for directors for the period during 1993 that he was a director but not an employee.

  In addition, directors may participate in the Directors' Retirement Plan. A director who has served as a director for at least 5 years, and during which period does not accrue other Company retirement benefits, is entitled, on retirement, to a total retirement benefit equal to 50% of his or her annual compensation as a director, averaged for the three years prior to retirement, multiplied by the number of years he or she served on the Board while not accruing other Company retirement benefits, payable over a period not to exceed 10 years. The amount and term of payment is subject to adjustment in certain events. None of the current directors are currently entitled to receive benefits under the Plan.

  Mr. Lee became Co-Chief Executive Officer on August 1, 1993 and an employee on September 1, 1993. During July and August, 1993, he was paid $43,500 in consulting fees by the Company, which amount is set forth in a footnote to the Summary Compensation Table. As an employee, he received compensation in amounts set forth in the Summary Compensation Table, in accordance with the provisions of his Employment Agreement described above.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

  As of March 17, the Company knows of no person (or "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially owns more than 5% of the outstanding shares of any class of the Company's voting securities, except as follows:

    CLASS                 ADDRESS             NUMBER OF   PERCENT OF OUTSTANDING
                                             SHARES (1)     SHARES OF CLASS (1)
- --------------------------------------------------------------------------------
Common Stock   Mutual Series Fund, Inc.(2)    1,945,946             21.0%
               Heine Securities
               Corporation
               Michael Price
               51 John F. Kennedy Parkway
               Short Hills, NJ 070708


Common Stock   State of Wisconsin               708,000              7.7%
               Investment Board (3)
               Lake Terrace
               121 East Wilson Street
               Madison, WI 53703


Common Stock   Joseph L. Harrosh (4)            523,400              5.7%
               40900 Grimmer Boulevard
               Fremont, CA 94538


(1) All information is presented before giving effect to and disregarding the impact of the Company's presently effective rights offering covering approximately 8.9 million shares of new common stock of the Company, the impact of which will not be ascertainable until after March 31, 1995. The number and percentage of outstanding shares after the rights offering may be materially different.
(2) Information with respect to Mutual Series Fund, Inc., Heine Securities Corporation and Michael Price is based on information provided to the Company by Peter A. Langerman, a director of the Company and an affiliate of such persons.
(3) All information with respect to the State of Wisconsin Investment Board is based on its Schedule 13G filed with the SEC on February 13, 1995.
(4) Information with respect to Joseph L. Harrosh is based on information provided to the Company in his capacity as a director.

 STOCK BENEFICIALLY OWNED

     Based on information supplied by those persons, beneficial ownership of shares of the Company's Common Stock by the individually named directors and executive officers, and by all directors and executive officers as a group, as of March 17, 1995, is as follows:

                             COMMON STOCK         PERCENT OF
             NAME          SHARES OWNED (1)        CLASS (1)
- -------------------------------------------------------------------------
Marshall S. Geller               48,500               (2)
Joseph L. Harrosh               523,400              5.7%
Peter A. Langerman (3)        1,945,946             21.0%
John J. Lee (4)                 162,308              1.7%
George S. Springer                  500               (2)
Franklin S. Wimer                10,000               (2)
Robert L. Witt (5)               20,597               (2)
Peter D. Wolfson                    400               (2)
Robert D. Krumme                     --               (2)
William P. Meehan                    --               (2)
Donald J. O'Mara (6)             80,792               (2)
Rodney P. Jenks, Jr.                 --               (2)
All Officers and Directors
as a group (17 persons) (6)   2,922,088             31.0%

(1) All information is presented before giving effect to and disregarding the impact of the Company's presently effective rights offering and the standby purchase commitment of Mutual Series Fund, Inc. covering approximately 8.9 million shares of new common stock of the Company, the impact of which will not be ascertainable until after March 31, 1995. . The number and percentage of outstanding shares after the rights offering may be materially different.
(2)  Less than 1%
(3) All of the shares shown as owned by Mr. Langerman are owned by Mutual Series Fund, Inc., of which Mr. Langerman is an Executive Vice President.
(4) Mr. Lee will acquire 108,108 shares on the final closing of the offering of rights to purchase common stock pursuant to the Company's Reorganization Plan. Those shares are included in the above table as shares owned.
(5) Mr. Witt has the right to acquire 1,619 shares of the Company's common stock within 60 days after March 17, 1995, by exercise of discounted stock options acquired by him while he was an employee of the Company. Those shares are included in the above table as shares owned.
(6) Mr. O'Mara has the right to acquire 68,500 shares of the Company's common stock within 60 days after March 17, 1995, by exercise of stock options under one of the Company's stock option plans. Mr. O'Mara and all directors and executive officers as a group have the right to acquire 177,619 shares of the Company's common stock within 60 days after March 17, 1995, by exercise of stock options under one of the Company's stock option plans. Those shares are included in the above table as shares owned.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 2, 1994, Mr. Rodney P. Jenks, Jr. became an employee of the Company and on March 11, 1994 he became Vice President, General Counsel and Secretary of the Company. Prior to becoming an employee of the Company, Mr. Jenks was a partner in the law firm of Wendel, Rosen, Black, Dean & Levitan which, during 1993 and through January 1994, provided legal services to the Company for which the Company was invoiced $92,011. Upon becoming an employee of the Company, Mr. Jenks resigned as a partner and currently serves as counsel to the law firm. The law firm continues to provide limited legal services to the Company.

     UniRock Management Corporation ("UniRock") is a strategic planning consultant to the Company. Franklin S. Wimer, a director of the Company and chairman of the Audit Committee, is a principal of UniRock. During 1994 and to date, UniRock invoiced the Company $541,553 for services rendered. The Company has an agreement with UniRock for consulting services to be provided through March 31, 1995, for $93,214. In addition, UniRock has applied to the Bankruptcy Court for $941,553, including a performance bonus of $400,000 for its services performed during the Chapter 11 case.

     Marcus Montgomery Wolfson P.C. ("MMW") is counsel to the Equity Committee. Peter D. Wolfson is a member of MMW. Pursuant to the federal bankruptcy laws and by order of the Bankruptcy Court, the Company was invoiced $1,535,330 in 1994 and through the effective date of the Reorganization Plan, and has paid MMW $1,300,383 to date; the unpaid amount is retained by the Company, pursuant to a Bankruptcy Court order, pending the hearing on MMW's application for fees. MMW has filed an application with the Bankruptcy Court to be paid for legal services totaling $1,607,301, including amounts previously invoiced. The Company expects to be invoiced by MMW for certain services incurred after the effective date of the Reorganization Plan and through the completion of the subscription rights offering.

     There are no currently proposed related party transactions or any other related party transactions during the prior fiscal year that require disclosure in this Form 10-K report.



PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, notes thereto, and independent auditors' report are listed on page 45 of this Form 10-K and are incorporated herein by reference.

B.  REPORTS ON FORM 8-K

     Current report on Form 8-K dated December 29, 1994 relating to the sale of the Company's European resins business to Axson S.A., a French corporation, through the sale of all of the Company's shares in the capital stock of its European resins subsidiaries.

     Current report on Form 8-K dated January 6, 1995 relating to (a) the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation, and (b) the confirmation of Hexcel's First Amended Plan of Reorganization, dated as of November 7, 1994, by order entered by the Bankruptcy Court, dated as of January 10, 1995.

     Current report on Form 8-K dated February 9, 1995 relating to the effective date of Hexcel's First Amended Plan of Reorganization.

C.  EXHIBITS

EXHIBIT NO.    DESCRIPTION

     3.   1.   Certificate of Incorporation of Hexcel Corporation

          2.   Bylaws of Hexcel Corporation
          3. First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders, dated as of November 7, 1994 (4)

          4. Order Confirming First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders dated as of November 7, 1994 and entered on January 12, 1995 by the United States Bankruptcy Court for the Northern District of California (5)

          5.   Subscription Rights Plan (6)

     4.   1.   Certificate of Incorporation of Hexcel Corporation (See Exhibit
               3-1)

          2.   Bylaws of Hexcel Corporation (See Exhibit 3-2)

          3. First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders, dated as of November 7, 1994 (See Exhibit 3-3)

          4. Order Confirming First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders dated as of November 7, 1994 and entered on January 12, 1995 by the United States Bankruptcy Court for the Northern District of California (See Exhibit 3-4)

          5.   Subscription Rights Plan (See Exhibit 3-5)

          6. Exemplar of Indenture between Hexcel Corporation and The Bank of California, N.A., Trustee, dated October 1, 1988 (3)

EXHIBIT NO.         DESCRIPTION
- -----------         -----------

          7. Loan Agreement and Indentures-Industrial Development Bonds. These instruments are not filed herewith; the registrant agrees to furnish a copy of such instruments to the Commission upon request

     10.  Material Contracts

          1. Credit Agreement, dated as of February 9, 1995, among the Registrant, Citicorp USA, Inc., Heller Financial, Inc., Transamerica Business Credit Corporation and Citibank N.A. (6)

          2. Restated and Amended Reimbursement Agreement, dated as of February 1, 1995, between the Registrant and Banque Nationale de Paris (6)

          3. Asset Purchase Agreement between Hexcel Corporation and Northrop Grumman Corporation (4)

          4.   Executive Compensation Plans and Arrangements

               A.   Stock Plans

                    (1)  1988 Management Stock Program (1)

                    (2)  Amendments to 1988 Management Stock Program (1)

                    (3)  1988 Restricted Stock Agreement - Sample Agreement (1)

                    (4) 1988 Discounted Stock Option Agreement - Sample Agreement (1)

                    (5) 1988 Officers' Nonqualified Stock Option Agreement - Sample Agreement (1)

                    (6)  Long-Term Incentive Plan (5)

               B.   Exemplar of Executive Deferred Compensation Agreement (3)

               C.   Directors' Retirement Plan (2)

               D. Employment Agreement dated September 28, 1993 between Hexcel Corporation and John J. Lee (3)

               E. Interim Employment Agreement and Consulting Agreement between Registrant and John J. Lee

               F.   Consulting Services Agreement between Registrant and Robert
                    D. Krumme

               G.   Interim Employment Agreement between Registrant and William
                    P. Meehan

EXHIBIT No.             DESCRIPTION
- -----------             -----------

               H. Interim Employment and Severance Agreement between Registrant and Donald J. O'Mara

               I.   Agreement between Registrant and Gary L. Sandercock

               J.   Agreement between Registrant and Thomas J. Lahey

               K.   Agreement between Registrant and William K. Woodrow

               L.   Agreement between Registrant and Stephen C. Forsyth

               M.   Agreement between Registrant and Robert A. Petrisko

          5. Letter Agreement between Registrant and UniRock Management Corporation

     11.  Statement Regarding Computation of Per Share Earnings

     21.  Subsidiaries of Registrant

     23.  Independent Auditors' Consent - Deloitte & Touche LLP

     27.  Financial Data Schedules (electronic filing only)

- ----------------------

     (1) Incorporated by reference to the Registration Statement of registrant on Post-Effective Amendment No. 1 to Form S-8 filed on May 11, 1988, No. 33-17025, pursuant to the Securities Act of 1933

     (2) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1992, filed pursuant to Section 13 of the Securities Exchange Act of 1934

     (3) Incorporated by reference to the Annual Report of registrant on Form 10-K for the year ended December 31, 1993, filed pursuant to Section 13 of the Securities Exchange Act of 1934

     (4) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994, filed pursuant to Section 13 of the Securities Exchange Act of 1934

     (5) Incorporated by reference to the Current Report on Form 8-K filed on January 23, 1995 pursuant to Section 13 of the Securities Exchange Act of 1934

     (6) Incorporated by reference to the Current Report on Form 8-K filed on February 22, 1995 pursuant to Section 13 of the Securities Exchange Act of 1934

                                   SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA.
                                        HEXCEL CORPORATION

MARCH 23, 1995                     By:  JOHN J. LEE
                                      --------------------------------
                                        John J. Lee, Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----
     JOHN J. LEE             Chief Executive Officer           March 23, 1995
- ----------------------    (PRINCIPAL EXECUTIVE OFFICER)
    (John J. Lee)

  WILLIAM P. MEEHAN         Vice President and Chief           March 23, 1995
- ----------------------          Financial Officer
 (William P. Meehan)      (PRINCIPAL FINANCIAL OFFICER)


   WAYNE C. PENSKY                 Controller                  March 23, 1995
- ----------------------      (CONTROLLER AND PRINCIPAL
  (Wayne C. Pensky)            ACCOUNTING OFFICER)

 MARSHALL S. GELLER                 Director                   March 23, 1995
- ----------------------
(Marshall S. Geller)

  JOSEPH L. HARROSH                 Director                   March 23, 1995
- ----------------------
 (Joseph L. Harrosh)

 PETER A. LANGERMAN                 Director                   March 20, 1995
- ----------------------
(Peter A. Langerman)

 GEORGE S. SPRINGER                 Director                   March 23, 1995
- ----------------------
(George S. Springer)

  FRANKLIN S. WIMER                 Director                   March 23, 1995
- ----------------------
 (Franklin S. Wimer)

   ROBERT L. WITT                   Director                   March 23, 1995
- ----------------------
  (Robert L. Witt)

  PETER D. WOLFSON                  Director                   March 23, 1995
- ----------------------
 (Peter D. Wolfson)

                                                                      EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference of our report dated February 24, 1995 (which report contains explanatory paragraphs regarding the confirmation of Hexcel Corporation's plan of reorganization, future compliance with certain financial ratio covenants of the revolving credit facility, and a change in accounting for postretirement benefits other than pensions and a change in accounting for income taxes) appearing in this Annual Report on Form 10-K for the year ended December 31, 1994, in Registration Statement No. 33-49478 on Form S-8 regarding the 1988 Management Stock Program.





DELOITTE & TOUCHE LLP
Oakland, California
March 24, 1995

SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for continuing operations(a) as of, and for, the five years ended December 31.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
- ------------------------------------------------------------------------------------------------
                                   1994          1993          1992          1991          1990
- ------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
 Net sales                    $ 313,795     $ 310,635     $ 352,987     $ 355,601     $ 350,493
 Cost of sales                 (265,367)     (263,090)     (285,088)     (284,875)     (284,346)
                             -------------------------------------------------------------------
 Gross margin                    48,428        47,545        67,899        70,726        66,147
 Marketing, general &
  administrative expenses       (45,785)      (52,510)      (62,053)      (54,797)      (55,444)
 Other income (expenses)          4,861       (12,780)        2,992            --         2,317
 Restructuring expenses              --       (46,600)      (23,000)           --            --
                             -------------------------------------------------------------------
 Operating income (loss)          7,504       (64,345)      (14,162)       15,929        13,020
 Interest expenses              (11,846)       (8,862)       (8,196)      (10,870)       (9,779)
 Bankruptcy reorganization
  expenses                      (20,152)         (641)           --            --            --
                             -------------------------------------------------------------------
 Income (loss) from
  continuing operations
  before income taxes           (24,494)      (73,848)      (22,358)        5,059         3,241
 Benefit (provision) for
  income taxes                   (3,586)       (6,024)        6,375            54        (1,321)
                             -------------------------------------------------------------------
 Income (loss) from
  continuing operations       $ (28,080)   $  (79,872)    $ (15,983)  $     5,113     $   1,920
                             -------------------------------------------------------------------
                             -------------------------------------------------------------------

 Income (loss) per share from
  continuing operations(b)      $ (3.84)     $ (10.89)      $ (2.20)       $ 0.72        $ 0.27
                             -------------------------------------------------------------------
                             -------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

 Current assets               $ 148,352     $ 134,710     $ 160,001     $ 213,699     $ 209,519
 Non-current assets              95,105       128,532       150,659       146,275       142,745
                             -------------------------------------------------------------------
 Total assets                 $ 243,457     $ 263,242     $ 310,660     $ 359,974     $ 352,264
                             -------------------------------------------------------------------
                             -------------------------------------------------------------------
 Current liabilities          $ 171,307    $   72,965     $  79,305    $   78,545     $  80,632
 Long-term liabilities           78,035       169,524       125,206       137,106       128,454
 Shareholders' equity (deficit)  (5,885)       20,753       106,149       144,323       143,178
                             -------------------------------------------------------------------
 Total liabilities and share-
  holders' equity (deficit)   $ 243,457     $ 263,242     $ 310,660     $ 359,974     $ 352,264
                             -------------------------------------------------------------------
                             -------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
OTHER DATA:

 Cash dividends per share            --            --          0.44          0.44          0.44
 Shares outstanding at
  year-end                        7,301         7,310         7,296         7,158         7,057
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

(A) THE DATA EXCLUDE DISCONTINUED OPERATIONS, THE EXTRAORDINARY ITEM AND THE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES. SEE THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR FINANCIAL INFORMATION RELATED TO THESE ITEMS.
(B) PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER SHARE FOR ALL FIVE YEARS WERE THE SAME BECAUSE THE FULLY DILUTED COMPUTATION WAS ANTIDILUTIVE.

                                       32

MANAGEMENT DISCUSSION AND ANALYSIS


BANKRUPTCY REORGANIZATION

BANKRUPTCY REORGANIZATION PROCEEDINGS
     On February 9, 1995, the Reorganization Plan proposed by Hexcel and the Equity Committee became effective, and Hexcel emerged from bankruptcy reorganization proceedings. Those proceedings had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws. Hexcel operated as a debtor-in-possession under the supervision of the Bankruptcy Court for the duration of those proceedings, utilizing a debtor-in-possession credit facility of up to $35.0 million to finance its operations over the course of the reorganization process. The joint ventures and European subsidiaries of Hexcel were not included in the bankruptcy proceedings and, as such, were not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court.

     Beginning in 1992 and continuing through 1993, the Company experienced significant declines in sales and gross margins. These declines were primarily a result of the general deterioration in the aerospace industry, as well as the deep economic recession in Europe. In December 1992, the Company initiated a restructuring program in response to anticipated protracted weakness in the aerospace industry and the need to make aggressive cost reductions to operate profitably at lower sales levels, and recorded a $23.0 million charge. The restructuring program was designed to improve facility utilization and determine the proper workforce requirements to support expected levels of future business. Restructuring actions began in 1993 and included the commencement of the closure of the Graham, Texas plant, personnel reductions at all remaining manufacturing facilities, and a worldwide reorganization of sales, marketing and administration.

     During the third quarter of 1993, Hexcel conducted an evaluation of the adequacy of the restructuring program and existing reserves in light of further deterioration in the business conditions of the Company's primary markets, including commercial aerospace. As a result of this evaluation and the continuing decline in aerospace sales, the Company significantly expanded the original restructuring program and recorded an additional restructuring charge of $44.0 million in the third quarter of 1993. The expanded restructuring program was a response to deeper than anticipated declines in the aerospace market, and included additional staff reductions, further consolidation of facilities and write-downs of impaired assets. The Company recorded another $2.6 million charge in the fourth quarter of 1993 in connection with the expanded restructuring program.

     In order to finance its operations, fund the restructuring program and improve its capital structure, the Company needed substantial additional financing and a restructuring of its debt. Negotiations with senior U.S. lenders to obtain this financing and restructure the Company's domestic obligations were undertaken early in 1993 and continued throughout most of the year. Alternative sources of debt and equity financing were also pursued, and the Company began to renegotiate certain European credit facilities which were scheduled to expire in the first quarter of 1994. By the second quarter of 1993, the Company had become noncompliant with certain U.S. debt covenants, and was required to obtain a series of waivers from senior U.S. lenders while negotiations continued. However, efforts to persuade these lenders to consent to a restructuring of U.S. debt obligations, along with a proposed infusion of new equity, failed to produce an agreement.

     During the second half of 1993, the Company's cash resources were nearly exhausted. Hexcel struggled to accelerate cash collections and extend payment terms to vendors, as overdue trade payables reached precarious levels. Suppliers became very anxious about Hexcel's financial condition, and a number of key suppliers began to demand cash on delivery or a reduction in outstanding account balances. At the same time, Hexcel attempted to reduce spending by cutting inventory levels, deferring certain restructuring actions and limiting capital expenditures to minimal levels. In spite of these efforts, the failure to obtain additional financing left Hexcel with almost no cash and no remaining credit availability, so that it was unable to finance its operations and fund the restructuring program.

     On December 6, 1993, Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws. Substantially all of the U.S. assets and operations of the Company are directly owned and operated by Hexcel, and became subject to bankruptcy protection. However, the joint ventures and European subsidiaries of Hexcel were not included in the bankruptcy proceedings and, as such, were not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. Hexcel obtained a debtor-in-possession revolving line of credit of up to $35.0 million to finance operations and restructuring activities during bankruptcy reorganization, and this facility remained available for the duration of the reorganization process.

     Further discussion of the Company's restructuring program and bankruptcy reorganization proceedings is included in Notes 2 and 6 to the Consolidated Financial Statements included in this Form 10-K.

THE REORGANIZATION PLAN
     On January 12, 1995, the Bankruptcy Court entered an order dated January 10, 1995 confirming the Reorganization Plan proposed by Hexcel and the Equity Committee. The Reorganization Plan, which became effective on February 9, 1995, provided for (a) the replacement of the debtor-in-possession credit facility with a new revolving credit facility of up to $45.0 million; (b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds ("IDRBs"); (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series purchased approximately 1.9 million shares of new common stock for $9.0 million and loaned the Company $41.0 million as an advance against the proceeds of a subscription rights offering for an additional 8.9 million shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

     The new revolving credit facility is a three-year facility which is available to fund distributions to creditors under the Reorganization Plan as well as related transaction costs, and to provide for the ongoing working capital needs of the Company and other general corporate purposes. The amount available for borrowing is based primarily on eligible U.S. assets, as defined in the agreement, and is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of its shares in the capital stock of the Company's European subsidiaries. In addition, the credit facility is subject to a number of financial covenants and other restrictions.

     The letters of credit which guarantee certain IDRBs were reinstated, in accordance with the terms of an amended reimbursement agreement with the issuing bank, and extended until December 31, 1998. The amended reimbursement agreement is subject to certain IDRB redemption requirements, as well as a number of financial covenants and other restrictions which are similar, although less restrictive, to those of the new revolving credit facility.

     The sale of new common stock pursuant to the standby purchase commitment and the subscription rights offering will increase the number of outstanding common shares from approximately 7.3 million as of December 31, 1994 to approximately 18.2 million on or about March 27, 1995, when the subscription rights offering concludes. The proceeds from the standby purchase commitment and the subscription rights offering will be used to repay the $41.0 million advance from Mutual Series.

     The payment of claims and interest on February 9, 1995 was funded with the cash proceeds from certain asset sales discussed below, the $50.0 million in cash received from Mutual Series, and borrowings under the new revolving credit facility. Information as to the sources and uses of cash pursuant to the Reorganization Plan is included in Note 3 to the Consolidated Financial Statements included in this Form 10-K, which also sets forth the pro forma condensed consolidated financial position of the Company as of December 31, 1994 as if the consummation of the Reorganization Plan occurred on such date.

     Further discussion of the Reorganization Plan and Hexcel's emergence from bankruptcy reorganization proceedings is included in the Notes to the Consolidated Financial Statements included in this Form 10-K.


ASSET SALES

     Hexcel sold its Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation. During the fourth quarter of 1994, the Company recognized other income of $15.9 million relating to the sale. The transaction generated net cash proceeds of approximately $29.0 million, of which $2.3 million was received in 1994 and $26.7 million was received in the first quarter of 1995. The net cash proceeds were utilized to pay off the remaining balance of the debtor-in-possession credit facility and to partially fund distributions to creditors made on the effective date of the Reorganization Plan.

     During the fourth quarter of 1994, the Company sold its European resins business to Axson S.A., a French corporation. The sale and related settlement transactions generated net cash proceeds of approximately $8.7 million, of which $6.1 million was received in the fourth quarter of 1994 and $2.6 million was received in the first quarter of 1995. The net cash proceeds were utilized primarily to pay down borrowings under the debtor-in-possession credit facility.

     The European resins business was a substantial component of the Company's worldwide resins business, comprised of operations in Europe and the U.S. The Company is continuing discussions for the sale of its U.S. resins business, and believes that such a sale on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation in the Consolidated Financial Statements included in this Form 10-K, and the discussion below refers only to the continuing operations of the Company unless otherwise indicated.

     Further discussion of the Chandler and European resins transactions is included in Note 4 to the Consolidated Financial Statements included in this Form 10-K.

RESULTS OF OPERATIONS

     The 1994 loss from continuing operations was $28.1 million or $3.84 per share. This compares with a loss from continuing operations of $79.9 million in 1993 and $16.0 million in 1992. The net loss for 1994, including discontinued operations, was $30.0 million or $4.10 per share. The net losses for 1993 and 1992 were $86.0 million and $29.3 million, respectively.

     The 1994 loss from continuing operations is net of $4.9 million in other income, which is largely comprised of the $15.9 million of income related to the sale of the Chandler, Arizona manufacturing facility and certain related assets and technology, less an $8.0 million provision to reflect the estimated cost of restructuring a joint venture and a $2.9 million provision for bankruptcy claim adjustments. The 1994 loss from continuing operations also includes bankruptcy reorganization expenses of $20.2 million, as well as interest expenses for bankruptcy claims and exit financing of $2.5 million and a provision for the settlement of various tax audits of $1.8 million. Bankruptcy reorganization expenses consist primarily of professional fees paid to legal and financial advisors of the Company, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt.

     The 1993 loss from continuing operations includes restructuring charges of $46.6 million for a major expansion of the restructuring program begun in December 1992. The loss also includes other expenses of $12.8 million for the write-down of certain assets and increases in reserves for warranties and environmental matters on property previously owned. The impairment of assets was due primarily to the bankruptcy proceedings, continued changes in business conditions and depressed real estate prices on property held for sale. In addition, the Company recorded a $10.9 million provision in 1993 to reflect the adverse impact of the bankruptcy proceedings of Hexcel Corporation and ongoing operating losses on the potential realization of deferred income tax benefits. The 1992 loss from continuing operations includes a $23.0 million restructuring charge and other income of $3.0 million from the settlement of a patent infringement case, as well as a $1.4 million gain from the settlement of interest rate swap agreements.

     Losses from discontinued operations totaled $1.9 million, $10.6 million and $6.2 million in 1994, 1993 and 1992, respectively. These losses reflect the results of the Company's resins business for all three years, including provisions to write-down the net assets of this business by $2.8 million in 1994, $6.0 million in 1993 and $0.5 million in 1992. These losses also reflect the results of the Company's discontinued fine chemicals business for 1993 and 1992. The divestiture of the fine chemicals business has been completed.

     In 1993, the Company recorded a one-time, cumulative benefit of $4.5 million from the adoption of a new accounting standard for income taxes. In 1992, the Company recorded a one-time charge of $8.1 million to reflect the adoption of a new accounting standard for postretirement benefits. The 1992 results also include an extraordinary gain of $1.0 million on the redemption of $7.3 million of convertible subordinated debentures at a discount.


SALES

     Sales from continuing operations were $313.8 million in 1994, compared with $310.6 million in 1993 and $353.0 million in 1992. The halt in the sales declines experienced in 1993 and 1992 reflects improved sales to general industrial and other markets offset by further declines in commercial and military aerospace business. Increased sales of general industrial and other products are largely attributable to the end of a deep economic recession in Europe and continued improvement in the U.S. economy, as well as the Company's pursuit of additional business from customers in recreation, electrical and general manufacturing industries. The continuing decline in aerospace sales is due, in part, to lower build rates for commercial aircraft. The Company's commercial aerospace customers have responded to reduced build rates by canceling orders, delaying shipments and reducing inventories to match future operating levels. At the same time, sales to military aerospace customers continue to fall in response to the general reduction in military spending and the Company's declining involvement in the B-2 aircraft program.

     U.S. sales were $171.5 million in 1994, compared with $185.3 million in 1993 and $204.1 million in 1992. The declines are mainly attributable to reduced sales of honeycomb and advanced composites to commercial and military aerospace markets, partially negated by improved sales of advanced composites to general industrial and other non-aerospace markets. Sales of reinforcement fabrics were reduced by the transfer of the Company's stitchbonded business to a joint venture on June 30, 1993. The stitchbonded business accounted for U.S. sales of $7.0 million in the first six months of 1993 and $11.3 million in all of 1992.

     International sales were $142.3 million in 1994, compared with $125.4 million in 1993 and $148.9 million in 1992. The 1994 increase is due to higher sales of advanced composites and reinforcement fabrics to general industrial and other markets, as well as increased sales of advanced composites to certain European aerospace customers. In addition, some of the sales increase is attributable to changes in currency exchange rates. During 1994, the U.S. dollar declined relative to the Belgian and French francs; accordingly, sales from the Company's primary international subsidiaries were increased when translated into U.S. dollars. Currency exchange rates moved in the opposite direction in 1993, which contributed to the decline in international sales during that year. An economic recession in Europe and the contraction of aerospace markets were the other major factors in the 1993 sales decline.

COMMERCIAL AEROSPACE SALES
     Worldwide sales of $147.5 million in 1994 were up from 1993 sales of $131.4 million, but down from the 1992 total of $163.4 million. The improvement over 1993 is attributable to the improved economic environment in Europe as well as increased sales of selected products. Nonetheless, the overall downturn in the commercial aerospace market which began in 1992 continued in 1993 and 1994. Reacting to order cancellations from many airlines, major aircraft manufacturers have announced a series of build rate reductions worldwide. Additionally, most of these manufacturers have announced significant personnel reductions and initiated ongoing efforts to reduce inventories and shorten production lead times.

     Declining build rates and associated inventory reductions have resulted in the cancellation and delay of orders for several of the Company's aerospace products. While sales of individual products, such as graphite honeycomb and certain composites products, have increased in response to the production of new wide-bodied aircraft, the majority of products sold to the commercial aerospace market have declined. The shrinking commercial aerospace market has intensified competition among suppliers for remaining business. This has resulted in price pressure and margin declines on competitive products which the Company provides to this market.

SPACE AND DEFENSE SALES
     Worldwide sales in 1994 decreased to $34.9 million from $55.3 million in 1993 and $57.8 million in 1992. This decline continues a trend which began in 1988 when sales to the space and defense market exceeded $100.0 million. The Company expects this trend to continue, due to the general decline in military spending and the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology. The Chandler facility was originally constructed by the Company in 1988, primarily to manufacture materials for the B-2 aircraft program. Under the terms of the sale, the Company retained a royalty-free, non-exclusive license to use the technology sold in non-military applications and will receive royalties from Northrop on certain applications of that technology.

GENERAL INDUSTRIAL AND OTHER SALES
     Worldwide sales were $131.4 million in 1994, compared with $123.9 million in 1993 and $131.8 million in 1992. Products provided to non-aerospace customers included honeycomb, advanced composites and reinforcement fabrics. Sales of new products introduced within the last few years continued to grow, and the Company benefited from the economic recovery in Europe and continued economic growth in the U.S. Much of that benefit was comprised of increased demand for products used in the recreation and electrical industries, as well as increased sales to ballistics customers.

     The Company continues to focus on the development of products for the general industrial, recreation, transportation, and other non-aerospace markets. Increased sales to these markets are needed to lessen the Company's dependence on commercial aerospace and space and defense markets.


GROSS MARGIN

     Gross margin was $48.4 million, or 15.4% of sales, in 1994. This compares with gross margin of $47.5 million, or 15.3% of sales, in 1993 and $67.9 million, or 19.2% of sales, in 1992. The decrease in gross margin experienced in 1993 was halted during 1994, but the Company was unable to reverse the decline. Although the Company has reduced manufacturing overhead costs by closing the Graham, Texas plant and selling the Chandler, Arizona facility, the transfer of production processes to other plants has not been completed. Moving production processes is complicated by aerospace and other industry requirements to "qualify" specific equipment at specific locations for the manufacture of certain products. These qualification procedures increase the complexity, cost and time required to move equipment while continuing to serve existing customers. Consequently, the impact of facility reductions will not be fully realized until mid-1995, when the consolidation of honeycomb production activities is expected to be complete.

     In addition, many of the products developed for non-aerospace markets have not commanded premium prices due to strong competition. At the same time, shrinking aerospace markets have generated increased competition for remaining business which has created pricing pressures on competitive products. The Company expects that these pricing pressures will continue during 1995.

     The gross margin decline experienced in 1993 was attributable to the sales decrease from the prior year, as well as the pricing pressures noted above.

MARKETING, GENERAL AND ADMINISTRATIVE (M,G&A) EXPENSES

     M,G&A expenses decreased to $45.8 million in 1994, from $52.5 million in 1993 and $62.1 million in 1992. M,G&A expenses as a percentage of sales were 14.6% in 1994, 16.9% in 1993 and 17.6% in 1992. The two-year decline in MG&A expenses is the result of significant headcount reductions made during 1993 and the first quarter of 1994, in an effort to mitigate the effects of lower sales levels. These headcount reductions were achieved through a reorganization of sales, marketing and administrative functions to reduce redundancies and inefficiencies.

     M,G&A expenses include research and development expenses which were $8.2 million in 1994 or 2.6% of sales, approximately the same level as in 1993 and 1992. Successful research and development activities are critical to the Company's future, and the need to invest in effective research and development must be balanced against the need to control expenditures.


INTEREST

     Interest expenses were $11.8 million in 1994, compared with $8.9 million in 1993 and $8.2 million in 1992. The 1994 total includes accrued interest on prepetition accounts payable as well as notes payable. It also includes interest on the debtor-in-possession credit facility. Part of the increase in interest expenses during 1994 is also attributable to higher interest rates on variable rate obligations, partially offset by reduced levels of borrowing by the Company's European subsidiaries.

     Excluding a $1.4 million gain in 1992 from the settlement of interest rate swap agreements, interest expenses declined from 1992 to 1993. This decline is attributable to lower average interest rates on variable rate debt, as well as the full-year benefit from the repurchase of $7.3 million of convertible subordinated debentures during the second quarter of 1992. In addition, borrowings under the U.S. revolving credit agreement were limited to $12.0 million throughout the year. Interest rate reductions were partially offset by additional borrowings by the Company's European subsidiaries.

     Capitalized interest was $0.2 million in 1993 and $0.3 million in 1992. The Company did not capitalize any interest in 1994, as there were no long-term capital projects undertaken by the Company during the year.


INCOME TAXES

     As of December 31, 1994, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $26.0 million and net operating loss carryforwards for international income tax purposes of approximately $6.0 million. The federal NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2009. However, because of the ownership change which is expected to occur as a result of the Reorganization Plan, the utilization of NOL carryforwards in the U.S. after February 9, 1995 will be affected. It is expected that the Company will make use of Section 382(l)(6) of the Internal Revenue Code, whereby the annual allowable NOL deduction will be limited to an amount equal to the product of the fair market value of the Hexcel stock immediately following the ownership change caused by the Reorganization Plan and the long-term federal tax-exempt rate (6.83% as of February 9, 1995). This deduction limitation is estimated to be approximately $5.0 million per year. The Company will not qualify for other rules permitting unlimited use of NOLs due to the makeup of the post-reorganization equity ownership.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The cumulative effect of adopting this standard was the recognition of a deferred income tax benefit of $4.5 million, which was recorded in the first quarter of 1993. During 1993, substantial uncertainty developed as to the realization of the deferred income tax benefits recognized in connection with SFAS 109. As a result, the Company recorded a $10.9 million adjustment to the valuation allowance to reduce the recorded value of these benefits to zero as of December 31, 1993. The adjusted valuation allowance reflects the Company's assessment that the bankruptcy reorganization proceedings of Hexcel and ongoing operating losses have jeopardized the realization of deferred income tax benefits.

     In 1994, the Company continued to reserve for the income tax assets generated by Hexcel's pre-tax losses. The Company also recorded a provision for the settlement of various tax audits of $1.8 million.

     The 1994 and 1993 tax provisions were computed in accordance with SFAS 109. The recognition of a $3.6 million provision in 1994 on a $24.5 million loss from continuing operations before taxes, and a $6.0 million provision in 1993 on a $73.8 million loss from continuing operations before taxes, reflects the valuation allowances noted above, as well as the 1994 provision for tax audits. The 1992 tax benefit of $6.4 million was computed in accordance with Accounting Principles Board Opinion No. 11 ("APB 11"), which was superseded by SFAS 109. The effective rate of this tax benefit was 29% and reflects the impact of 1992 operating losses and international tax incentives and credits, to the extent allowable by APB 11.


JOINT VENTURES

     The Company owns an equity interest in DIC-Hexcel Limited, a joint venture with DIC. The joint venture was formed in 1990 for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. The joint venture owns and operates a manufacturing facility in Komatsu, Japan which has begun to manufacture decorative laminates for sale and is now performing pre-qualification manufacturing trials of honeycomb and advanced composites.

     Under the terms of the original joint venture agreement, DIC agreed to guarantee all bank debt incurred by this joint venture. In turn, the Company provided an undertaking that in the event the venture went into liquidation the Company would reimburse DIC for 50% of all guaranteed bank loans, net of any proceeds from the sale of the venture's assets. As of December 31, 1994, the guaranteed bank debt of the venture totaled approximately $19.4 million.

     Due to the significant reduction in demand for commercial aircraft and other adverse changes in the competitive environment, the economic viability of this joint venture has become questionable. In addition, the cost of pre-qualification trials and the attendant lack of revenues has resulted in negative cash flows which are expected to continue for several years. During the third quarter of 1994, DIC proposed to liquidate the venture. The Company responded with a proposal to restructure the venture, subject to various conditions, which DIC agreed to consider. Under either proposal, the Company would retain responsibility for a portion of the venture's guaranteed bank debt. Accordingly, the Company recorded an $8.0 million provision in the third quarter of 1994 to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited.

     On February 20, 1995, the Company and DIC signed an amendment to the original joint venture agreement which restructures DIC-Hexcel Limited and limits the Company's potential liability for the venture's guaranteed bank debt to $9.0 million. Under the terms of the amendment, the Company is required to contribute $4.5 million in cash to the venture, payable in installments of approximately $1.4 million in the first quarter of 1995 and approximately $0.4 million in each of the next seven quarters. In addition, the Company may be required to contribute another $4.5 million in cash, under certain conditions, but such payment is not expected to be required, if at all, prior to January 1997. The amendment also reduces the Company's equity interest in the joint venture from 50% to approximately 42%, and provides for a corresponding increase in DIC's equity interest. Management believes that the $8.0 million provision recorded in 1994 remains the best estimate of the Company's probable liability under the amended joint venture agreement, based on the terms of that agreement and the projected future operating results of DIC-Hexcel Limited.

     The Company entered into a joint venture with Owens-Corning in June 1993. The venture combines the stitchbonding capability of Hexcel with the reinforcement glass manufacturing, marketing, and distribution expertise of Owens-Corning to produce and market stitchbonded fabrics worldwide. The venture began operations in July 1993 after the Company sold 50% of its stitchbonded business to Owens-Corning and contributed the remaining 50% to the joint venture. The Company received proceeds of $4.5 million and recorded a gain of approximately $1.5 million related to the sale. The Company owns 50% of the venture, which had net revenues of $18.8 million in 1994 and $6.8 million in the six months ended December 31, 1993.

     The Company entered into a joint venture with Fyfe Associates in October 1992. Hexcel-Fyfe sells and applies high strength architectural wrap for the seismic retrofitting and strengthening of bridges, columns and other structures. The Company owns 40% of the venture, and Fyfe Associates owns the remainder. Revenues of the venture were not significant in 1994, 1993 or 1992.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES
     The Reorganization Plan which became effective on February 9, 1995 provided for the replacement of the debtor-in-possession credit facility (the "DIP Facility") with a new revolving credit facility (the "Revolving Credit Facility") of up to $45.0 million. The Revolving Credit Facility is a three-year facility which is available to fund distributions to creditors under the Reorganization Plan as well as related transaction costs, and to provide for the ongoing working capital needs of the Company and other general corporate purposes, including restructuring activities. The amount available for borrowing is based on the outstanding balance of eligible U.S. receivables and inventories, as defined in the credit agreement, and on specified values of certain machinery and equipment, real property, and shares in the capital stock of one of the Company's European subsidiaries. As of February 9, 1995, the amount available for borrowing was approximately $38.0 million.

     The Revolving Credit Facility is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of the shares in the capital stock of the Company's European subsidiaries. In addition, the Revolving Credit Facility is subject to a number of financial covenants and other restrictions. Further discussion of the Revolving Credit Facility is included in Note 9 to the Consolidated Financial Statements included in this Form 10-K.

     The Revolving Credit Facility replaces the DIP Facility, which was approved for use by the Bankruptcy Court on January 28, 1994 and remained available for borrowing until February 9, 1995. Outstanding borrowings under the DIP Facility totaled $4.2 million as of December 31, 1994.

     The Company's European subsidiaries also possess various credit facilities which are available to finance the activities of those subsidiaries but are generally not available to finance the Company's U.S. operations. These credit facilities totaled $28.4 million as of December 31, 1994, and outstanding borrowings under these facilities totaled $18.3 million at that time. Approximately $25.6 million of such credit facilities expire on or before June 30, 1996.

     Information as to the reinstatement or payment of other debt instruments pursuant to the Reorganization Plan is included in Notes 3 and 10 to the Consolidated Financial Statements included in this Form 10-K.

     In addition to the Revolving Credit Facility, the Reorganization Plan also provided for the completion of the first closing under the standby purchase commitment whereby Mutual Series purchased approximately 1.9 million shares of new common stock for $9.0 million and loaned the Company $41.0 million as an advance against the proceeds of a subscription rights offering for an additional
8.9 million shares of new common stock. The $50.0 million in cash provided by these transactions has been used to pay claims and interest pursuant to the Reorganization Plan.

     Management expects that the financial resources of the Company, including the Revolving Credit Facility, the proceeds from the offering of additional shares of common stock, and credit facilities available to European subsidiaries, will be sufficient to fund distributions under the Reorganization Plan and finance the Company's operations and restructuring activities through the end of 1995. However, in order to comply with certain financial ratio covenants of the Revolving Credit Facility the Company is required to achieve certain higher levels of financial performance. Management believes that such compliance will be achieved. In addition, the Revolving Credit Facility contains a "change in control" provision which enables the lenders to terminate the facility and accelerate the indebtedness thereunder. Whether or not such a "change in control" occurs is outside of the Company's control (see Note 9 to the Consolidated Financial Statements included in this Form 10-K).

CASH FLOWS
     Information as to the sources and uses of cash pursuant to the Reorganization Plan is included in Note 3 to the Consolidated Financial Statements included in this Form 10-K, which also sets forth the pro forma condensed consolidated financial position of the Company as of December 31, 1994 as if the consummation of the Reorganization Plan occurred on such date.

     Continuing operating activities generated cash of $1.1 million in 1994, $10.8 million in 1993 and $29.4 million in 1992. The 1994 figure reflects the Company's loss from continuing operations for the year, including $20.2 million of bankruptcy reorganization expenses, offset by a comparable increase in accounts payable and accrued liabilities (including liabilities subject to disposition in bankruptcy reorganization). The increase in accounts payable and accrued liabilities is primarily attributable to the accrual of interest on prepetition obligations, adjustments to allowed claims and a return to payment terms with some vendors.

     Much of the net increase in cash in 1993 occurred shortly after the bankruptcy filing, as prepetition obligations were stayed by the Bankruptcy Court, while December 1993 accounts receivable collections were strong. The working capital improvements in 1993 were due to lower accounts receivable and inventory levels from declining sales and improved working capital controls, as well as the deferral of payments on U.S. accounts payable during the year. The cash generated from continuing operations in 1992 came primarily from substantial reductions in accounts receivable and inventories.

WORKING CAPITAL
     Current liabilities exceeded current assets by $23.0 million as of December 31, 1994, compared with net working capital of $61.7 million at the end of 1993 and $80.7 million at the end of 1992. The change which occurred in 1994 is attributable to the impact of the Reorganization Plan and the asset sales noted above. Liabilities subject to disposition in bankruptcy reorganization of $97.0 million were reclassified as current obligations during 1994, in accordance with the treatment of these obligations under the Reorganization Plan. However, the Company also recorded $29.3 million in receivables arising from the Chandler and Europeans resins transactions, which is partially offset by a $9.1 million reduction in the net assets of discontinued operations.

     The 1993 reduction in working capital is primarily attributable to the sales declines experienced during the year, working capital controls and asset write-downs. These factors were partially offset by the increase in cash and the reclassification of short-term prepetition obligations to non-current liabilities subject to disposition in bankruptcy reorganization.

CAPITAL EXPENDITURES AND RESTRUCTURING ACTIVITIES
     Capital expenditures were $8.4 million in 1994, compared with $6.3 million in 1993 and $16.2 million in 1992. The substantial decline in capital spending during 1993 reflects the effort to conserve cash which began early in the year. The Company limited capital spending to outlays required by regulatory requirements and the replacement and upgrade of essential existing equipment, and those limits remained in place during 1994. Now that Hexcel has emerged from bankruptcy reorganization proceedings and secured new financing, capital spending will be somewhat less restricted. The Company expects capital expenditures to be higher in 1995 than in 1994.

     Cash expenditures on restructuring activities totaled approximately $10.1 million in 1994, compared with $17.2 million in 1993 and $0.7 million in 1992. Spending is expected to be somewhat lower in 1995, as the consolidation of honeycomb manufacturing operations should be completed near the middle of the year.

MARKET SUMMARY


     The following tables summarize net sales by market and by international operations for continuing operations(a) for the five years ended December 31.

Net Sales by Market
- -------------------------------------------------------------------------------------------
                                   1994         1993         1992         1991         1990
- -------------------------------------------------------------------------------------------
Commercial aerospace                47%          42%          46%          47%          47%
Space and defense                   11%          18%          17%          19%          20%
General industrial and
 other                              42%          40%          37%          34%          33%
- -------------------------------------------------------------------------------------------
                                   100%         100%         100%         100%         100%
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

International Operations
- -------------------------------------------------------------------------------------------
International net sales(b)      $ 142.3      $ 125.4      $ 148.9      $ 153.2      $ 154.1
Percentage of net sales             45%          40%          42%          43%          44%
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

(A) THE DATE EXCLUDE DISCONTINUED OPERATIONS. SEE THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR FINANCIAL INFORMATION ON DISCONTINUED OPERATIONS.
(B) NET SALES OF INTERNATIONAL SUBSIDIARIES AND U.S. EXPORTS, IN THOUSANDS.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Description                                                                             Page
- ----------------------------------------------------------------------------------------------
Management Responsibility for Financial Statements                                       46
Independent Auditors' Report                                                             47
Consolidated Financial Statements:
   Consolidated Statements of Operations:  Three years ended December 31, 1994           48
   Consolidated Balance Sheets:  December 31, 1994 and 1993                              49
   Consolidated Statements of Shareholders' Equity (Deficit):
    Three years ended December 31, 1994                                                  50
   Consolidated Statements of Cash Flows:  Three years ended December 31, 1994           51
   Notes to the Consolidated Financial Statements                                      52 - 76
Exhibit 11. Statement Regarding Computation of Per Share Earnings (Unaudited)             77

     Financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS


     Hexcel management has prepared and is responsible for the consolidated financial statements and the related financial data contained in this report. These financial statements, which include estimates, were prepared in accordance with generally accepted accounting principles. Management uses its best judgment to ensure that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

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

     The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of the Company. These reports and practices are reviewed regularly by management and by the independent auditors, Deloitte & Touche LLP, in connection with the audit of the Company's financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent auditors.



          JOHN J. LEE
- -------------------------------
         (John J. Lee)
    CHIEF EXECUTIVE OFFICER



       WILLIAM P. MEEHAN
- -------------------------------
      (William P. Meehan)
    CHIEF FINANCIAL OFFICER

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
   Shareholders of Hexcel Corporation:

     We have audited the accompanying consolidated balance sheets of Hexcel Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hexcel Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, on January 12, 1995, the U.S. Bankruptcy Court entered an order dated January 10, 1995 confirming Hexcel's plan of reorganization which became effective on February 9, 1995. The terms of the plan of reorganization are more fully described in Notes 2 and 3.

     As discussed in Note 9 to the consolidated financial statements, in order to comply with certain financial ratio covenants of the revolving credit facility Hexcel is required to achieve certain higher levels of financial performance.

     As discussed in Note 1 to the consolidated financial statements, in 1992 Hexcel changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and in 1993 changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.





DELOITTE & TOUCHE LLP
Oakland, California
February 24, 1995

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)         1994           1993           1992
- ---------------------------------------------------------------------------------------------------------
Net sales                                                         $ 313,795      $ 310,635      $ 352,987
Cost of sales                                                      (265,367)      (263,090)      (285,088)
- ---------------------------------------------------------------------------------------------------------
Gross margin                                                         48,428         47,545         67,899

Other operating costs and expenses:
  Marketing, general and administrative expenses                    (45,785)       (52,510)       (62,053)
  Other income (expenses)                                             4,861        (12,780)         2,992
  Restructuring expenses                                                  -        (46,600)       (23,000)
- ---------------------------------------------------------------------------------------------------------
Operating income (loss)                                               7,504        (64,345)       (14,162)
Interest expenses                                                   (11,846)        (8,862)        (8,196)
Bankruptcy reorganization expenses                                  (20,152)          (641)             -
- ---------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                 (24,494)       (73,848)       (22,358)
Benefit (provision) for income taxes                                 (3,586)        (6,024)         6,375
- ---------------------------------------------------------------------------------------------------------
    Loss from continuing operations                                 (28,080)       (79,872)       (15,983)

Discontinued operations:
  Income (losses) from operations, net of (provision) for
    income taxes of ($441) in 1994, ($177) in 1993, and
    ($26) in 1992                                                       989         (6,584)        (1,723)
  Losses during phase-out period, net of benefit (provision)
    for income taxes of ($136) in 1994, $383 in 1993, and
    $1,139 in 1992                                                   (2,879)        (4,039)        (4,472)
- ---------------------------------------------------------------------------------------------------------
    Loss before extraordinary item and cumulative effects
      of accounting changes                                         (29,970)       (90,495)       (22,178)

Extraordinary item:
  Gain on redemption of convertible subordinated debentures,
    net of (provision) for income taxes of ($492) in 1992                 -              -            956
- ---------------------------------------------------------------------------------------------------------
    Loss before cumulative effects of accounting changes            (29,970)       (90,495)       (21,222)

Cumulative effects of accounting changes:
  Postretirement benefits other than pensions, net of
    benefit for income taxes of $4,148 in 1992                            -              -         (8,052)
  Income taxes                                                            -          4,500              -
- ---------------------------------------------------------------------------------------------------------
    Net loss                                                      $ (29,970)     $ (85,995)     $ (29,274)
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations                                           $   (3.84)    $   (10.89)     $   (2.20)
  Discontinued operations                                             (0.26)         (1.45)         (0.85)
  Extraordinary item                                                      -              -           0.13
  Cumulative effects of accounting changes                                -           0.61          (1.11)
- ---------------------------------------------------------------------------------------------------------
    Net loss                                                      $   (4.10)    $   (11.73)     $   (4.03)
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                         7,310          7,330          7,272

- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------------
                                                                     1994
                                                                  UNAUDITED
                                                                  PRO FORMA
BALANCES AT DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)  (SEE NOTE 3)          1994           1993
- ---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and equivalents                                             $  4,082       $    931       $ 11,348
  Receivables from asset sales                                            -         29,340              -
  Accounts receivable                                                64,136         64,136         64,847
  Inventories                                                        47,364         47,364         42,513
  Prepaid expenses                                                    3,581          3,581          3,915
  Net assets of discontinued operations                               3,000          3,000         12,087
- ---------------------------------------------------------------------------------------------------------
      Total current assets                                          122,163        148,352        134,710
- ---------------------------------------------------------------------------------------------------------
Property, plant and equipment:
  Land                                                                2,213          2,213          3,887
  Buildings                                                          36,913         36,913         49,341
  Equipment                                                         147,202        147,202        167,924
- ---------------------------------------------------------------------------------------------------------
                                                                    186,328        186,328        221,152
  Less accumulated depreciation                                     103,215        103,215        113,426
- ---------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                              83,113         83,113        107,726
- ---------------------------------------------------------------------------------------------------------
Investments and other assets                                         13,642         11,992         20,806
- ---------------------------------------------------------------------------------------------------------
      Total assets                                                 $218,918       $243,457       $263,242
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and current maturities of long-term liabilities    $ 24,672       $ 12,720       $ 24,596
  Accounts payable                                                   18,163         18,163         10,975
  Accrued liabilities                                                45,017         32,234         21,384
  Accrued restructuring liabilities                                  11,165         11,165         16,010
  Liabilities subject to disposition in bankruptcy reorganization         -         97,025              -
- ---------------------------------------------------------------------------------------------------------
    Total current liabilities                                        99,017        171,307         72,965
- ---------------------------------------------------------------------------------------------------------
Long-term notes payable and capital lease obligations                50,292         16,004          5,165
Deferred liabilities                                                 27,743         21,279         44,427
Liabilities subject to disposition in bankruptcy reorganization           -         40,752        119,932
- ---------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit):
  Common stock, $0.01 par value, authorized 20,000 shares,
    shares issued and outstanding of 7,301 in 1994 and 7,310
    in 1993                                                             182             73             73
    Additional paid-in capital                                      111,417         62,626         62,562
    Accumulated deficit                                             (73,863)       (72,714)       (42,744)
    Minimum pension obligation adjustment                              (137)          (137)          (646)
    Cumulative currency translation adjustment                        4,267          4,267          1,508
- ---------------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                           41,866         (5,885)        20,753
- ---------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity (deficit)         $218,918       $243,457       $263,242
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

- ------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED                               COMMON STOCK                      RETAINED      MINIMUM     CUMULATIVE
DECEMBER 31,                       ----------------------    ADDITIONAL     EARNINGS      PENSION      CURRENCY           TOTAL
1994, 1993 AND 1992                 OUTSTANDING               PAID-IN     (ACCUMULATED   OBLIGATION   TRANSLATION     SHAREHOLDERS'
(IN THOUSANDS)                         SHARES       AMOUNT    CAPITAL       DEFICIT)     ADJUSTMENT    ADJUSTMENT   EQUITY (DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                  7,158       $ 72    $ 60,932     $ 75,680            -         $ 7,639        $144,323

  Net loss                                    -          -           -      (29,274)           -               -         (29,274)
  Activity under stock plans                138          1       1,360            -            -               -           1,361
  Cash dividends on common stock              -          -           -       (3,155)           -               -          (3,155)
  Currency translation adjustment             -          -           -            -            -          (7,106)         (7,106)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                7,296         73      62,292       43,251            -             533         106,149

  Net loss                                    -          -           -      (85,995)           -               -         (85,995)
  Activity under stock plans                 14          -         270            -            -               -             270
  Pension obligation adjustment               -          -           -            -        $(646)              -            (646)
  Currency translation adjustment             -          -           -            -            -             975             975
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                7,310         73      62,562      (42,744)        (646)          1,508          20,753

  Net loss                                    -          -           -      (29,970)           -               -         (29,970)
  Activity under stock plans                 (9)         -          64            -            -               -              64
  Pension obligation adjustment               -          -           -            -          509               -             509
  Currency translation adjustment             -          -           -            -            -           2,759           2,759
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                7,301         73      62,626      (72,714)        (137)          4,267          (5,885)
- ------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED PRO FORMA INFORMATION:
  Interest and other bankruptcy costs         -          -           -       (1,149)           -               -          (1,149)
  Sale of new common stock under
    standby purchase commitment
    and subscription rights offering     10,908        109      48,791            -            -               -          48,900
- ------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED PRO FORMA BALANCE,
  DECEMBER 31, 1994 (SEE NOTE 3)         18,209       $182    $111,417     $(73,863)       $(137)        $ 4,267        $ 41,866
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, (IN THOUSANDS)                                1994           1993           1992
- ---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash flows from continuing operations:
  Loss from continuing operations                                  $(28,080)      $(79,872)      $(15,983)
  Reconciliation to net cash provided by continuing operations:
    Depreciation and amortization                                    14,230         14,880         14,736
    Provision (benefit) for deferred taxes                            3,609          4,805         (6,071)
    Other income relating to the sale of Chandler, Arizona
      manufacturing facility and certain related assets
      and technology                                                (15,900)             -              -
    Provision for DIC-Hexcel Limited                                  8,000              -              -
    Restructuring expenses                                                -         46,600         23,000
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                     (1,168)         9,157         18,422
      (Increase) decrease in inventories                             (6,228)         3,336         12,041
      (Increase) decrease in prepaid expenses                          (454)        (1,775)         1,655
      Increase (decrease) in accounts payable and
        accrued liabilities                                          33,957         20,828        (12,019)
      Decrease in restructuring accrual                             (10,138)       (17,235)          (665)
      Increase in accrued bankruptcy reorganization expenses          7,147            366              -
      Changes in other non-current assets and long-term liabilities  (3,876)         9,736         (5,760)
- ---------------------------------------------------------------------------------------------------------
    Net cash provided by continuing operations                        1,099         10,826         29,356
    Net cash provided (used) by discontinued operations              (2,206)           624         (4,090)
- ---------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                 (1,107)        11,450         25,266
- ---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                               (8,362)        (6,264)       (16,220)
  Proceeds from property and equipment sold                             229            764            733
  Proceeds from sale of discontinued European resins business         6,125              -              -
  Proceeds from sale of Chandler, Arizona manufacturing facility
    and certain related assets and technology                         2,294              -              -
  Proceeds from sale of stitchbonded fabrics business to
    joint venture                                                         -          4,500              -
  Investments in joint ventures                                           -         (1,750)          (500)
  Proceeds from sale of discontinued fine chemicals business              -            500         19,262
  Proceeds from settlement of interest rate swap agreements               -              -          1,818
- ---------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                    286         (2,250)         5,093
- ---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                            171              -         21,954
    Payments of long-term debt, including current maturities        (11,413)        (4,801)       (44,311)
    Repurchase of convertible subordinated debentures                     -              -         (5,487)
    Proceeds (payments) of short-term debt, net                       1,687          6,847         (1,591)
    Proceeds from issuance of common stock for employee and
      shareholder stock plans                                             -            270          1,361
    Cash dividends paid                                                   -              -         (3,155)
- ----------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities               (9,555)         2,316        (31,229)
- ---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                 (41)          (535)           928
- ---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                     (10,417)        10,981             58
Cash and equivalents at beginning of year                            11,348            367            309
- ---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                $    931       $ 11,348       $    367
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING
     The consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries (the "Company"), after elimination of intercompany transactions and accounts. As discussed in Note 2, Hexcel Corporation (a Delaware corporation, "Hexcel") operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from December 6, 1993 until February 9, 1995, when the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective. Consequently, the consolidated financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7").

     As discussed in Notes 4 and 17, the Company intensified its efforts to sell its resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company completed the sale of its European resins business in December 1994 (see Note 4), and believes that the sale of its U.S. resins business on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

CASH AND EQUIVALENTS
     The Company invests excess cash in investments with original maturities of less than three months. The investments consist of Eurodollar time deposits and are stated at cost, which approximates market value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

ACCOUNTS RECEIVABLE
     Accounts receivable were net of reserves for doubtful accounts of $1,249 and $1,490 at December 31, 1994 and 1993, respectively.

INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized. Interest expense associated with major long-term construction projects is capitalized. Capitalized interest was $0 in 1994, $227 in 1993 and $298 in 1992.

     The Company depreciates property, plant and equipment over estimated useful lives. Accelerated and straight-line methods are used for financial statement purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

RESEARCH AND DEVELOPMENT COSTS
     Research and development costs of $8,201 in 1994, $7,971 in 1993 and $9,543 in 1992 were expensed as incurred, and are included in "marketing, general and administrative expenses" in the consolidated statements of operations.

CURRENCY TRANSLATION
     The assets and liabilities of European subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in shareholders' equity. Realized gains and losses from currency exchange transactions were not material to the Company's consolidated results of operations in 1994, 1993 or 1992.

EARNINGS PER SHARE
     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during each year. The computation on the fully diluted basis, which considers the exercise of stock options and the conversion of the convertible subordinated debentures, was antidilutive in 1994, 1993 and 1992.

ACCOUNTING CHANGES
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" (see
Note 16). The cumulative effect of this accounting change has been reflected in the consolidated statement of operations for the year ended December 31, 1993.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions" (see Note 15). The cumulative effect of this accounting change has been reflected in the consolidated statement of operations for the year ended December 31, 1992.

RECLASSIFICATIONS
     Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the 1994 presentation.


NOTE 2 - BANKRUPTCY REORGANIZATION

BANKRUPTCY REORGANIZATION PROCEEDINGS
     On January 12, 1995, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order dated January 10, 1995 confirming the Reorganization Plan proposed by Hexcel and the Equity Committee. On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from bankruptcy reorganization proceedings. Those proceedings had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws. Hexcel operated as a debtor-in-possession under the supervision of the Bankruptcy Court for the duration of those proceedings and, as such, was prohibited from paying prepetition liabilities or engaging in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court. The joint ventures and European subsidiaries of Hexcel were not included in the bankruptcy proceedings and were not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court.

     Hexcel received the approval of the Bankruptcy Court to pay or otherwise honor certain prepetition obligations at various times during the course of bankruptcy proceedings. Accordingly, these obligations have been included in the appropriate liability captions of the consolidated balance sheets based on the dates that such approvals were received. Most other prepetition liabilities, including trade accounts and notes payable, have been reflected as "liabilities subject to disposition in bankruptcy reorganization" on the basis of the estimated amount of allowed claims. Liabilities arising from the accrual of interest on prepetition liabilities, the rejection of executory contracts, and the resolution of contingencies and other disputed amounts have also been included in "liabilities subject to disposition in bankruptcy reorganization."

     Professional fees and other costs directly related to bankruptcy proceedings are expensed as incurred, and have been reflected in the consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses consist primarily of professional fees paid to legal and financial advisors of the Company, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses include incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by SOP 90-7.

     Interest income earned by Hexcel during bankruptcy proceedings, which was not material to the Company's consolidated results of operations in 1994 or 1993, has been reported as a reduction of bankruptcy reorganization expenses.

THE REORGANIZATION PLAN
     The Reorganization Plan which became effective on February 9, 1995 provided for (a) the replacement of the debtor-in-possession credit facility with a new revolving credit facility of up to $45,000 (see Note 9); (b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds (see Note 10); and (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund, Inc. ("Mutual Series") purchased 1,945,946 shares of new common stock for $9,000 and loaned the Company $41,000 as an advance against the proceeds of a subscription rights offering for an additional 8,854,143 shares of new common stock. The subscription rights became exercisable on February 24, 1995 and will expire on March 27, 1995.

     The sale of new common stock pursuant to the standby purchase commitment and the subscription rights offering will increase the number of outstanding common shares from 7,301,001 as of December 31, 1994 to approximately 18,209,000 on or about March 27, 1995, resulting in a dilution of existing equity interests. Furthermore, the Reorganization Plan provides for the settlement of certain claims by the issuance of an additional $200 worth of new common stock, valued at a price equal to the average of the daily average prices of the Company's common stock for the 20 trading days beginning April 26, 1995. The aggregate total number of such shares cannot be determined at this time.

     The Reorganization Plan also provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The total of all claims reinstated or paid, less the portion representing accrued interest for the period from January 1 to February 9, 1995, has been reflected as "liabilities subject to disposition in bankruptcy reorganization" in the consolidated balance sheet as of December 31, 1994. Reinstated liabilities payable after December 31, 1995 have been classified as long-term.


NOTE 3 - REORGANIZATION PLAN:  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
     The following unaudited pro forma condensed consolidated balance sheet as of December 31, 1994 sets forth the condensed consolidated financial position of the Company as if the consummation of the Reorganization Plan occurred on such date, in accordance with SOP 90-7. Hexcel does not meet the criteria set forth in SOP 90-7 for "fresh-start reporting" upon emerging from bankruptcy reorganization proceedings.

                       Hexcel Corporation and Subsidiaries
                 Pro Forma Condensed Consolidated Balance Sheet
                             As of December 31, 1994
                                   (Unaudited)

                                                Pre-                  (a)                 (b)                Post-
                                           Reorganization         Asset Sales       Reorganization      Reorganization
                                              Balances             Proceeds           Adjustments          Balances
                                          ----------------------------------------------------------------------------
 ASSETS
 Cash and equivalents                          $    931             $23,651            $(20,500)           $  4,082
 Receivables from asset sales                    29,340             (27,840)             (1,500)                 --
 Accounts receivable                             64,136                                                      64,136
 Inventories                                     47,364                                                      47,364
 Prepaid expenses and net assets
   of discontinued operations                     6,581                                                       6,581
                                          ----------------------------------------------------------------------------

     Total current assets                       148,352              (4,189)            (22,000)            122,163

 Net fixed assets                                83,113                                                      81,113
 Investments and other assets                    11,992                                   1,650              13,642
                                          ----------------------------------------------------------------------------

    Total assets                               $243,457             $(4,189)           $(20,350)           $218,918
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

 LIABILITIES & SHAREHOLDERS'
   EQUITY (DEFICIT)
 Notes payable and current
   maturities of long-term liabilities         $  8,531(c)                             $  2,663(d)         $ 11,194
 U.S. revolving debt facility                        --                                  13,478              13,478
 Debtor-in-possession financing                   4,189             $(4,189)                                     --
 Accounts payable and
  accrued liabilities                            50,397(e)                               12,783(e)           63,180
 Accrued restructuring liabilities               11,165                                                      11,165
 Liabilities subject to disposition
   in bankruptcy reorganization                  97,025                                 (97,025)                 --
                                          ----------------------------------------------------------------------------

     Total current liabilities                  171,307              (4,189)            (68,101)             99,017

 Long-term notes payable
   and capital lease obligations                 16,004(c)                               34,288(d)           50,292
 Deferred liabilities                            21,279                                   6,464(e)           27,743
 Liabilities subject to disposition
   in bankruptcy reorganization                  40,752                                 (40,752)                 --

 Common stock and additional
   paid-in capital                               62,699                                  48,900             111,599
 Accumulated deficit and
   minimum pension and cumulative
   currency translation adjustments             (68,584)                                 (1,149)            (69,733)
                                          ----------------------------------------------------------------------------

     Total shareholders'
       equity (deficit)                          (5,885)                 --              47,751              41,866
                                          ----------------------------------------------------------------------------

     Total liabilities and
       shareholders' equity (deficit)          $243,457             $(4,189)           $(20,350)           $218,918
                                          ----------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------

NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
     The following sets forth the adjustments used in preparing the unaudited pro forma condensed consolidated balance sheet as if the consummation of the Reorganization Plan occurred on December 31, 1994. The Company expenses bankruptcy reorganization costs as incurred. Pro forma amounts do not reflect bankruptcy reorganization expenses incurred after January 1, 1995 and the Company anticipates that such expenses will continue after the effective date of the Reorganization Plan.

     (a) Represents proceeds from asset sales that were received after December 31, 1994 but before the effective date of the Reorganization Plan. The receipt of these proceeds was an integral part of the Reorganization Plan. These proceeds include $26,546 received in January 1995 from the sale of the Chandler, Arizona manufacturing facility and certain related assets and technology (see
Note 4). The monies were used to repay the remaining outstanding balance on the debtor-in-possession credit facility and the rest was held as cash. The remaining amount includes $936 from the sale of the European resins business (see Note 4), which was received as repayment of monies previously advanced by the Company to one of the European resins subsidiaries.

     (b) Sources and uses of cash on the effective date of the Reorganization Plan are as follows:

- ---------------------------------------------------------------------------------------------------------
                      SOURCES                                               USES
- ---------------------------------------------------------------------------------------------------------
Reinstated debt and other obligations     $ 36,951     Reinstated debt and other obligations     $ 36,951
U.S. revolving debt facility                13,478     Unsecured claims, including interest        78,554
Equity issued to creditors                     200     Claims converted to equity                     200
Rights offering and stock purchase,                    Environmental, legal, and other
   net of transaction costs                 48,700        contingent claims                        19,247
Accrued environmental, legal,                          Employee and management
   and other contingent claims              19,247        incentives                                2,825
Escrow proceeds from sale of                           Liabilities subject to disposition in
   European resins business                  1,500        bankruptcy reorganization               137,777
Excess domestic cash                        20,500     Financing costs of reinstated debt           1,650
                                                       Interest and other costs from 1/1/95
                                                          to 2/9/95                                 1,149
- ---------------------------------------------------------------------------------------------------------
Total sources                             $140,576     Total uses                                $140,576
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

     (c) The $24,535 of long-term debt on the pre-reorganization condensed consolidated balance sheet, including the current portion of long-term debt, represents the debt of European subsidiaries and $3,725 of U.S. debt reinstated prior to the effective date of the Reorganization Plan. The $3,725 of reinstated U.S. debt includes $4,900 of bond obligations related to the City of Industry facility less $2,340 of such obligations assumed by the purchaser of that facility in November 1994 (see Note 4). Such debt was reclassified from "liabilities subject to disposition in bankruptcy reorganization" prior to December 31, 1994.

     (d) The reorganization adjustments to long-term debt (including the current portion of long-term debt) consist of the following prepetition claims which are either reinstated debt instruments or new deferred payment obligations:

- --------------------------------------------------------------------------------
                                            TOTAL          CURRENT     LONG-TERM
OBLIGATION                                  DEBT           PORTION      PORTION
- --------------------------------------------------------------------------------
7% convertible subordinated debentures     $25,625             --       $25,625
Industrial development revenue
  bonds (IDRBs)                             10,750         $2,400         8,350
Mortgages                                      576            263           313
- -------------------------------------------------------------------------------
Total obligations                          $36,951         $2,663       $34,288
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The above table does not reflect certain prepetition debt which was reinstated prior to the effective date of the Reorganization Plan, as discussed in (c) above.

     (e) Pre-reorganization payables and accruals consist of liabilities incurred by European subsidiaries and U.S. postpetition payables and accruals incurred during the normal course of business subsequent to December 6, 1993. Reorganization adjustments of $19,247 ($6,464 of which is in long-term liabilities) primarily represent the reinstatement of prepetition environmental and legal reserves, the reserve for the Dainippon Ink & Chemicals, Inc. contingent claim (see Note 5) and deferred priority tax payments.


NOTE 4 - ASSET SALES

SALE OF CHANDLER, ARIZONA MANUFACTURING FACILITY AND CERTAIN RELATED ASSETS AND TECHNOLOGY
     On November 3, 1994, Hexcel signed a definitive agreement (the "Chandler Agreement") to sell its Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation ("Northrop"), subject to the approval of the Bankruptcy Court. The terms and conditions required to close the Chandler Agreement were substantially satisfied in the following month, and the Bankruptcy Court approved the sale by order entered on December 21, 1994. In connection with the disposition of the Chandler facility, the Company recognized other income of $15,900 which includes the effects of reversing $10,000 of a previously established restructuring reserve related to the Chandler facility and $5,900 which represents the excess of the sales price over the carrying value of the net assets sold. The transaction generated net cash proceeds of $28,988, of which $2,294 was received in 1994, $26,546 was received in January 1995 and $148 was received shortly thereafter. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the consolidated balance sheet as of December 31, 1994.

     The Chandler facility was originally constructed by the Company in 1988, primarily to manufacture materials for the B-2 aircraft program. Under the terms of the Chandler Agreement, the Company retained a royalty-free, non-exclusive license to use the technology sold in non-military applications and will receive royalties from Northrop on certain applications of that technology. In addition, the Company may receive up to an additional $2,300 pursuant to the Chandler Agreement, when certain conditions are satisfied. The payment of all or a portion of this amount will result in the recognition of additional income on the transaction, when such amount is received.

     The terms of the Chandler Agreement include the settlement of the Company's claim for equitable relief in connection with underutilized capacity at the Chandler facility. Accordingly, $4,428 of the net proceeds were applied to the long-term receivable which the Company had previously recognized in 1991 and 1992 in connection with that claim.

SALE OF EUROPEAN RESINS BUSINESS
     On December 29, 1994, the Company sold its European resins business to Axson S.A., a French corporation, through the sale of all of the Company's shares in the capital stock of its European resins subsidiaries. The sale and related settlement transactions generated net cash proceeds of approximately $8,727, of which $6,125 was received in the fourth quarter of 1994 and $2,602 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the consolidated balance sheet as of December 31, 1994.

     The European resins business was a substantial component of the Company's worldwide resins business, which is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 17). The Company recorded a $2,800 provision in the third quarter of 1994 to write down the net assets of the worldwide resins business to expected realizable value, following a $6,000 charge in the third quarter of 1993 and a $500 charge in the fourth quarter of 1992. The net proceeds from the sale of the European resins business approximated the adjusted net book value of the assets sold. The Company is continuing discussions for the sale of its U.S. resins business, the net assets of which are reflected as "net assets of discontinued operations" in the consolidated balance sheet as of December 31, 1994.

SALE OF CITY OF INDUSTRY PROPERTY
     On November 1, 1994, Hexcel sold the property it owned in the City of Industry, California for $2,600, which approximated net book value. Under the terms of the sales agreement, which was approved by the Bankruptcy Court, the buyer paid the Company $260 in cash and assumed responsibility for $2,340 of the outstanding principal of a $4,900 bond obligation related to the property. The Company's net remaining obligation of $2,560 under the bond is reflected in "long-term notes payable and capital lease obligations" in the consolidated balance sheet as of December 31, 1994. The Company is also contingently liable for that portion of the bond assumed by the buyer, in the event the buyer should default on assumed payment obligations.


NOTE 5 - DIC-HEXCEL LIMITED
     The Company owns an equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). The joint venture was formed in 1990 for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. The joint venture owns and operates a manufacturing facility in Komatsu, Japan which has begun to manufacture decorative laminates for sale and is now performing pre-qualification manufacturing trials of honeycomb and advanced composites.

     Under the terms of the original joint venture agreement, DIC agreed to guarantee all bank debt incurred by this joint venture. In turn, the Company provided an undertaking that in the event the venture went into liquidation the Company would reimburse DIC for 50% of all guaranteed bank loans, net of any proceeds from the sale of the venture's assets. As of December 31, 1994, the guaranteed bank debt of the venture totaled approximately $19,400.

     Due to the significant reduction in demand for commercial aircraft and other adverse changes in the competitive environment, the economic viability of this joint venture has become questionable. In addition, the cost of pre-qualification trials and the attendant lack of revenues has resulted in negative cash flows which are expected to continue for several years. During the third quarter of 1994, DIC proposed to liquidate the venture. The Company responded with a proposal to restructure the venture, subject to various conditions, which DIC agreed to consider. Under either proposal, the Company would retain responsibility for a portion of the venture's guaranteed bank debt.
Accordingly, the Company recorded an $8,000 provision in the third quarter of 1994 to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited. This provision has been included in "other income (expenses)" in the 1994 consolidated statement of operations.

     On February 20, 1995, the Company and DIC signed an amendment to the original joint venture agreement which restructures DIC-Hexcel Limited and limits the Company's potential liability for the venture's guaranteed bank debt to $9,000. Under the terms of the amendment, the Company is required to contribute $4,500 in cash to the venture, payable in installments of $1,438 in the first quarter of 1995 and $438 in each of the next seven quarters. In addition, the Company may be required to pay another $4,500 in cash if there is a decision to liquidate the joint venture, but such payment is not expected to be required, if at all, prior to January 1997. Alternatively, if no such decision is reached and DIC is subsequently required to make payments on account of guarantees of certain obligations related to the joint venture, the Company may be required to pay up to 50% of the amount DIC pays on account of its guarantees, up to a maximum of $4,500. The amendment also reduces the Company's equity interest in the joint venture from 50% to approximately 42%, and provides for a corresponding increase in DIC's equity interest.

     Management believes that the $8,000 provision recorded in the third quarter of 1994 remains the best estimate of the Company's probable liability under the amended joint venture agreement, based on the terms of that agreement and the projected future operating results of DIC-Hexcel Limited. The terms of the amended joint venture agreement were approved by the Bankruptcy Court in connection with the confirmation of Hexcel's Reorganization Plan, and the associated liability has been included in "liabilities subject to disposition in bankruptcy reorganization" in the consolidated balance sheet as of December 31, 1994.


NOTE 6 - RESTRUCTURING AND OTHER EXPENSES

RESTRUCTURING
     In December 1992, the Company initiated a worldwide restructuring program designed to improve facility utilization and determine the proper workforce requirements to support projected reduced levels of business in 1993 and beyond. The Company recorded a charge for this program of $23,000 in the fourth quarter of 1992.

     In April 1993, the Company announced the closing of the Graham, Texas facility and the consolidation of Graham operations into other plants. The estimated costs of this closure were included in the 1992 restructuring charge. The Graham closure was substantially completed in 1994.

     In September 1993, the Company announced plans to significantly expand the restructuring program in response to the expected further decline in the Company's principal markets, commercial and military aerospace. Accordingly, the Company recorded a charge of $44,000 in the third quarter of 1993. This expansion included deeper cuts in overhead and further consolidation of facilities in the United States and Europe. During the fourth quarter of 1993, an additional charge of $2,600 was recorded in connection with the expanded restructuring program. The 1993 and 1992 restructuring charges included approximately $34,000 of non-cash write-downs related to facility closures and the impairment of certain assets due to declining sales and the changed business environment.

     In the fourth quarter of 1994, the Company sold the Chandler, Arizona manufacturing facility and certain related assets and technology (see Note 4). Together with the closure of the Graham facility, this will complete the reduction in honeycomb production capacity contemplated by the expanded restructuring program. The Company has begun transferring certain assets and production processes located at the Chandler facility, which were not included in the sale, to the Company's facility in Casa

Grande, Arizona. The estimated costs associated with this transfer, which is not expected to be complete until the middle of 1995, were included in the restructuring charge recorded in the third quarter of 1993.

     The total of $69,600 in restructuring charges taken in 1992 and 1993 and the remaining balances of accrued restructuring charges as of December 31, 1994 and 1993 were:

- -------------------------------------------------------------------------------------------------------------
                                                                               Accrued             Accrued
                                                           Total            Restructuring       Restructuring
                                                       Restructuring       Liabilities at      Liabilities at
                                                         Expenses             12/31/94            12/31/93
- -------------------------------------------------------------------------------------------------------------
Estimated costs to close and relocate facilities:
   Asset write-downs                                      $19,500             $ 2,230             $17,500
   Cash costs, net of expected sales proceeds              11,000               2,835               6,500
Estimated employee severance costs (excluding
   severance related to the closure of facilities)         15,900               1,100               5,700
Asset write-downs due to changed business conditions       14,700                  --               3,700
Estimated cash costs of various other
   restructuring actions                                    8,500               5,000               5,300
- -------------------------------------------------------------------------------------------------------------
                                                          $69,600             $11,165             $38,700
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

     Accrued restructuring liabilities of $11,165 and $16,010 have been reflected as "accrued restructuring liabilities" in the consolidated balance sheets as of December 31, 1994 and 1993, respectively. In addition, accrued restructuring liabilities of $22,690 have been included in "deferred liabilities" in the consolidated balance sheet as of December 31, 1993.

     The decrease in accrued restructuring liabilities during 1994 is primarily attributable to the consolidation of honeycomb manufacturing operations in connection with the closure of the Graham facility and the disposal of the Chandler facility. In addition, the Company substantially completed personnel reductions in the U.S. and Europe and began the implementation of a new management information system to meet the needs of the restructured Company. The consolidation of honeycomb operations is expected to be completed by the middle of 1995, while implementation of the information system will continue in stages throughout the year.

OTHER EXPENSES
     The Company recorded a $2,900 provision in the fourth quarter of 1994 for bankruptcy claim adjustments, which resulted from the reconciliation and settlement of certain claims as well as changes in the estimate of assumed liabilities. This provision has been reflected in "other income (expenses)" in the 1994 consolidated statement of operations, in addition to the $15,900 of other income related to the Chandler facility (see Note 4), the $8,000 provision for DIC-Hexcel Limited (see Note 5), and $139 of other expenses.

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

NOTE 7 - INVENTORIES

     Inventories as of December 31, 1994 and 1993 were:

- -------------------------------------------------------------------------------
                                                             1994          1993
- -------------------------------------------------------------------------------
Raw materials                                             $18,846       $13,187
Work in progress                                           11,182        10,937
Finished goods                                             16,270        17,448
Supplies                                                    1,066           941
- -------------------------------------------------------------------------------
Total inventories                                         $47,364       $42,513
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


NOTE 8 - INVESTMENTS AND OTHER ASSETS

     Investments and other assets as of December 31, 1994 and 1993 were:

- -------------------------------------------------------------------------------
                                                             1994          1993
- -------------------------------------------------------------------------------
Investments in joint ventures                             $ 6,287       $ 5,950
Long-term notes receivable, net of reserves                 1,807         1,665
Intangibles, net of accumulated amortization                3,168         4,587
Other assets                                                  730         8,604
- -------------------------------------------------------------------------------
Total investments and other assets                        $11,992       $20,806
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Investments in joint ventures consist of a 50% interest in Knytex Company, L.L.C. ("Knytex"), which is jointly owned and operated with Owens-Corning Fiberglas Corporation, and a 40% interest in Hexcel-Fyfe, L.L.C. ("Hexcel-Fyfe"), which is jointly owned and operated with Fyfe Associates Corporation. The Company's interest in DIC-Hexcel Limited had no recorded asset value as of December 31, 1994 or 1993 (see Note 5). Investments in joint ventures are accounted for by the equity method. Equity in the earnings of the Knytex and Hexcel-Fyfe joint ventures were not material to the Company's consolidated results of operations in 1994, 1993 or 1992.

     Knytex was formed on June 30, 1993 when the Company sold 50% of its stitchbonded business to Owens-Corning and contributed the remaining 50% to the joint venture. The Company received proceeds of $4,500 and recognized a gain of $1,541 from the sale.


NOTE 9 - REVOLVING CREDIT FACILITY

     The Reorganization Plan which became effective on February 9, 1995 provided for the replacement of the debtor-in-possession credit facility (the "DIP Facility") with a new revolving credit facility (the "Revolving Credit Facility") of up to $45,000. The Revolving Credit Facility is a three-year facility which is available to fund distributions to creditors under the Reorganization Plan as well as related transaction costs, and to provide for the ongoing working capital needs of the Company and other general corporate purposes. The amount available for borrowing is based on the outstanding balance of eligible U.S. receivables and inventories, as defined in the credit agreement, and on specified values of certain machinery and equipment, real property, and shares in the capital stock of the Company's French subsidiary.
As of February 9, 1995, the amount available for borrowing was approximately $38,000.

     Interest on outstanding borrowings is computed at an annual rate of 1.5% in excess of the prime rate of the lenders, subject to certain adjustments. At the Company's option, interest on borrowings in specified increments may be computed at an annual rate of approximately 2.5% in excess of the applicable LIBOR rate of the lenders. In addition, the Revolving Credit Facility is subject to a commitment fee of 0.5% per annum on the unused portion of the facility, a letter of credit fee of 2.5% per annum on the outstanding face amount of any letters of credit, and an annual administrative fee of $150. The Company also paid a one-time arrangement and syndication fee of $900, as well as certain other costs and expenses related to the implementation of the Revolving Credit Facility.

     The Revolving Credit Facility is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of the shares of the capital stock of the Company's European subsidiaries. In addition, the Revolving Credit Facility is subject to a number of financial covenants and other restrictions. Hexcel must maintain minimum levels of net worth, fixed charge coverage, interest coverage, and cash flows, all as defined in the credit agreement. In addition, Hexcel is subject to capital spending limitations, as well as limitations in incurring debt and lease obligations. Certain business activities, investments, and guarantees are also restricted, and the payment of dividends is prohibited.

     In order to comply with certain financial ratio covenants of the Revolving Credit Facility the Company is required to achieve certain higher levels of financial performance. Management believes that such compliance will be achieved. The terms of the Revolving Credit Facility also provide that a "change in control" will constitute an event of default, entitling the lenders to terminate the facility, accelerate the indebtedness thereunder and enforce their remedies as secured lenders with respect to the collateral. The credit agreement defines a "change in control" to mean (i) a person or entity or group of persons or entities (other than Mutual Series) acting in concert shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, have become the beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of securities of the Company representing more than the greater of (a) 20% of the Company's voting stock and (b) the percentage of the Company's voting stock beneficially owned by Mutual Series after giving effect to such purchases; or
(ii) the Company shall cease to own and control 100% of the outstanding capital stock of each domestic subsidiary of the Company which guaranteed the Company's obligations with respect to the Revolving Credit Facility.

     Depending on the results of the subscription rights offering, or based upon an accumulation of common stock through negotiated transactions among stockholders, open market purchases, a tender offer or some combination of the foregoing, it is possible that a stockholder could acquire more than 20% of the outstanding common stock and more shares of common stock than are beneficially owned by Mutual Series. If that were to occur, there is no assurance that the lenders under the Revolving Credit Facility would approve such a change in control or, if they did not, that the Company would be able to obtain a substitute credit facility before the Revolving Credit Facility became due.

     The Revolving Credit Facility replaces the DIP Facility, which was approved for use by the Bankruptcy Court on January 28, 1994 and remained available for borrowing until February 9, 1995. Outstanding borrowings under the DIP Facility totaled $4,189 as of December 31, 1994.


NOTE 10 - NOTES PAYABLE

     All of the prepetition notes payable of Hexcel which were not previously reinstated by order of the Bankruptcy Court, were either reinstated or paid in full on February 9, 1995, pursuant to the Reorganization Plan. The notes payable of the Company's European subsidiaries were not subject to bankruptcy reorganization proceedings and were unaffected by the Reorganization Plan.

     Notes payable and capital lease obligations as of December 31, 1994 and 1993 were:

- ----------------------------------------------------------------------------------------------------
                                                                  1994
                                                             UNAUDITED
                                                             PRO FORMA
                                                          (SEE NOTE 3)           1994           1993
- ----------------------------------------------------------------------------------------------------
Hexcel Corporation:
   Revolving Credit Facility (see Note 9)                      $13,478             --             --
   DIP Facility                                                     --       $  4,189             --
   Prepetition revolving credit agreement                           --         12,000       $ 12,000
   10.12% senior notes originally due 1998                          --         30,000         30,000
   7% convertible subordinated debentures due 2011              25,625         25,625         25,625
   Obligations under IDRB variable rate demand notes
      due through 2024, net                                     13,310         13,310         15,650
   Various notes payable due through 2007                        1,019          2,883          3,171
   Capital lease obligations (see Note 11)                       1,413          1,413            929
- ----------------------------------------------------------------------------------------------------
                                                                54,845         89,420         87,375
- ----------------------------------------------------------------------------------------------------
European subsidiaries:
   Various short-term notes payable                              7,656          7,656         21,454
   Various notes payable due through 1997                       10,642         10,642          6,296
   Capital lease obligations (see Note 11)                       1,821          1,821          2,011
- ----------------------------------------------------------------------------------------------------
                                                                20,119         20,119         29,761
- ----------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations               74,964        109,539        117,136
Less amount subject to disposition in bankruptcy
   reorganization                                                   --        (80,815)       (87,375)
- ----------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net         $74,964       $ 28,724       $ 29,761
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------
Notes payable and current maturities of long-term
   liabilities, net                                            $24,672       $ 12,720       $ 24,596
Long-term notes payable and capital lease
   obligations, net                                             50,292         16,004          5,165
- ----------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net         $74,964       $ 28,724       $ 29,761
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

     The 7% convertible subordinated debentures were subject to disposition in bankruptcy reorganization, and were reinstated on February 9, 1995, pursuant to the Reorganization Plan. These debentures are redeemable by the Company under certain provisions, although such redemption is prohibited for the duration of the Revolving Credit Facility. Mandatory redemption is scheduled to begin in 2002 through annual sinking fund requirements. The debentures are convertible prior to maturity into common stock of the Company at $30.72 per share, subject to adjustment under certain conditions. During 1992, the Company repurchased $7,315 of the subordinated debentures on the open market. The repurchase resulted in an extraordinary gain of $956 after taxes.

     The Company has various industrial development revenue bonds ("IDRBs") outstanding, guaranteed by bank letters of credit for fees of 0.50% to 0.75%. These IDRBs were subject to disposition in bankruptcy reorganization, and were reinstated on February 9, 1995, pursuant to the Reorganization Plan. The letters of credit which guarantee the IDRBs were also reinstated, in accordance with the terms of an amended reimbursement agreement (the "Reimbursement Agreement") with the issuing bank, and extended until December 31, 1998. The Reimbursement Agreement provides that, commencing April 1, 1995 and every three months thereafter for the duration of the agreement, the Company will either redeem $600 of the guaranteed IDRBs, obtain a $600 backup letter of credit in favor of the issuing bank, or deposit $600 into a sinking fund in which the issuing bank and/or the trustees for the IDRBs will hold
a first priority security interest.   The Reimbursement Agreement is subject to
a number of financial covenants and other restrictions which are similar, although less restrictive, to those of the Revolving Credit Facility. The interest rates on the IDRBs are variable and averaged 3.9% in 1994, 2.5% in 1993 and 2.9% in 1992.

     Credit facilities available to the Company's European subsidiaries totaled $28,358 as of December 31, 1994, and outstanding borrowings under these facilities totaled $18,298 at that time. These credit facilities are available to finance the activities of the European subsidiaries, but are generally not available to finance the Company's U.S. operations. Approximately $25,552 of such credit facilities expire on or before June 30, 1996.

     The interest rates on the various notes payable of the Company's European subsidiaries ranged from 3.6% to 13.0% in 1994, 3.4% to 12.5% in 1993 and 4.2% to 14.1% in 1992.

     Excluding obligations paid in full on February 9, 1995, pursuant to the Reorganization Plan, installments due on long-term notes payable for the years 1995 through 1999 are $2,477, $9,978, $327, $53 and $24, respectively, and
$34,609 thereafter.

     Interest payments were $3,909 in 1994, $8,802 in 1993 and $11,347 in 1992.
Hexcel was legally prohibited from paying interest on most prepetition debt obligations in 1994.

     Management believes that the aggregate fair value of the Company's long-term debt, excluding the 7% convertible subordinated debentures, approximates the aggregate book value, as substantially all such debt is comprised of variable-rate obligations. However, there can be no assurance that the aggregate fair value of the Company's long-term debt will not materially vary from the aggregate book value. The fair value of the 7% convertible subordinated debentures is estimated on the basis of quoted market prices, although trading in the debentures is limited and may not reflect fair value. The estimated fair value of all of the outstanding debentures was $15,888 and $13,581 as of December 31, 1994 and 1993, respectively.


NOTE 11 - LEASING ARRANGEMENTS

     Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1994 and 1993 were:

- -------------------------------------------------------------------------------
                                                            1994          1993
- -------------------------------------------------------------------------------
Property, plant and equipment                            $ 6,734       $ 6,640
Less accumulated depreciation                             (2,246)       (2,710)
- -------------------------------------------------------------------------------
Net property, plant and equipment                        $ 4,488       $ 3,930
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Capital lease obligations                                $ 3,234       $ 2,940
Less current maturities                                     (410)         (516)
- -------------------------------------------------------------------------------
Long-term capital lease obligations                        2,824         2,424
Less amount subject to disposition in                         --          (781)
  bankruptcy reorganization
- -------------------------------------------------------------------------------
Long-term capital lease obligations, net                 $ 2,824       $ 1,643
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

     Rental expenses under operating leases were $3,675 in 1994, $3,530 in 1993 and $4,761 in 1992.

     Future minimum lease payments as of December 31, 1994, including leases subject to disposition in bankruptcy reorganization which were assumed by Hexcel pursuant to the Reorganization Plan, were:

- -------------------------------------------------------------------------------
                                                              Type of Lease
                                                         ----------------------
Payable during years ending December 31:                 Capital      Operating
- -------------------------------------------------------------------------------
1995                                                     $   666        $2,496
1996                                                         535         2,016
1997                                                         535         1,211
1998                                                         535           543
1999                                                         535           217
2000 and thereafter                                        3,021           834
- -------------------------------------------------------------------------------
Total minimum lease payments                              $5,827        $7,317
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Total minimum capital lease payments include $2,593 of imputed interest.


NOTE 12 - LIABILITIES SUBJECT TO DISPOSITION IN BANKRUPTCY REORGANIZATION

     Liabilities subject to disposition in bankruptcy reorganization as of December 31, 1994 and 1993 were:

- ------------------------------------------------------------------------------
                                                            1994          1993
- ------------------------------------------------------------------------------
Accounts payable                                        $ 23,271      $ 21,676
Accrued liabilities, including interest                   33,691        10,881
Notes payable and capital lease obligations
  (see Note 10)                                           80,815        87,375
- ------------------------------------------------------------------------------
Total liabilities subject to disposition in
  bankruptcy reorganization                             $137,777      $119,932
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Current liabilities subject to disposition in
  bankruptcy reorganization                             $ 97,025            --
Long-term liabilities subject to disposition
  in bankruptcy reorganization                            40,752      $119,932
- ------------------------------------------------------------------------------
Total liabilities subject to disposition in
  bankruptcy reorganization                             $137,777      $119,932
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


     The Reorganization Plan provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The total of all claims reinstated or paid, less the portion representing accrued interest for the period from January 1 to February 9, 1995, has been reflected as "liabilities subject to disposition in bankruptcy reorganization" in the consolidated balance sheet as of December 31, 1994.

     The increase in the accrued liabilities component of liabilities subject to disposition in bankruptcy reorganization during 1994 is primarily attributable to the accrual of interest on prepetition obligations, an $8,000 provision to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited (see Note 5), and adjustments to allowed claims. The decline in the notes payable and capital lease obligations component is attributable to the reinstatement of various prepetition notes payable and capital leases pursuant to orders entered by the Bankruptcy Court.

NOTE 13 - SHAREHOLDERS' EQUITY AND INCENTIVE STOCK PLANS

SHAREHOLDERS' EQUITY
     Hexcel's Certificate of Incorporation and Bylaws were amended and restated on February 9, 1995, pursuant to the Reorganization Plan. The authorized capital stock of Hexcel was increased to 40,000,000 shares of common stock and 1,500,000 shares of preferred stock. The number of outstanding common shares, which was 7,301,001 as of December 31, 1994, will increase substantially as a result of the Reorganization Plan (see Note 2). There were no outstanding preferred shares as of December 31, 1994, and no such shares are to be issued in connection with the Reorganization Plan.

     The Company declared and paid cash dividends of $0.44 per common share in 1992. The Board of Directors suspended dividend payments beginning in 1993, and such payments are prohibited by the Revolving Credit Facility.

INCENTIVE STOCK PLANS
     Prior to February 9, 1995, the Company maintained three separate stock incentive plans: a stock option plan, a discounted stock option plan and a restricted stock plan. The Reorganization Plan provided for the termination of all three of these plans, with the holders of all issued and vested options retaining their options and the restrictions with respect to the outstanding restricted stock remaining in place. These plans were replaced by a new long-term incentive plan whereby the Company may grant to eligible individuals stock options (with or without stock appreciation rights), dividend equivalent rights, stock awards, restricted share awards, or other awards.

     Stock option data for the two years ended December 31, 1994 were:

- -----------------------------------------------------------------------------------------
                                             NUMBER        OPTION PRICE       EXPIRATION
                                            OF SHARES        PER SHARE           DATES
- -----------------------------------------------------------------------------------------
Options outstanding at January 1, 1993       634,174      $ 7.56 - 32.06      1997 - 2002
Options granted                              275,200        9.13 - 12.31          2003
Options exercised                                 --             --                --
Options expired or canceled                 (375,899)      10.44 - 32.06      1997 - 2003
- -----------------------------------------------------------------------------------------
Options outstanding at December 31, 1993     533,475        7.56 - 32.06      1998 - 2003
Options granted                                   --            --                --
Options exercised                                 --            --                --
Options expired or canceled                  (65,653)      10.44 - 32.06      1998 - 2003
- -----------------------------------------------------------------------------------------
Options outstanding at December 31, 1994     467,822      $ 7.56 - 32.06      1998 - 2003
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------
Options exercisable at December 31, 1994     467,822      $ 7.56 - 32.06      1998 - 2003
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

     Options issued under the terminated stock option plans vested one year from the date of grant and expire 10 years after such grant date.

     Restricted shares issued under the terminated restricted stock plan vest in three to seven years from date of grant. Holders of the restricted stock are entitled to vote and receive all dividends. As of December 31, 1994 and 1993, the Company had outstanding a total of 23,662 and 44,939 shares of restricted stock, respectively.


NOTE 14 - RETIREMENT PLANS

     The Company has various retirement and profit sharing plans covering substantially all employees. The net cost of these plans was $2,443 in 1994, $2,330 in 1993 and $2,880 in 1992.

     In the United States, the Company maintains a defined contribution plan comprised of a 401(k) plan covering essentially all domestic employees and a profit sharing plan covering all domestic salaried employees. The Company also has defined benefit pension plans for substantially all U.S. hourly employees and U.K. employees, and defined benefit retirement plans for senior executives and directors. The European subsidiaries, except for those in the United Kingdom, participate in government retirement plans which cover all employees of those subsidiaries.

     Under the 401(k) plan, the Company makes matching contributions equal to 50% of the contributions of the employees, not to exceed 3% of base wages. Contributions to the 401(k) plan were $1,039 for 1994, $1,130 for 1993 and $1,593 for 1992. There were no contributions to the salaried profit sharing plan for 1994, 1993 or 1992.

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

     Net cost for the defined benefit pension and retirement plans for the years ended December 31, 1994, 1993 and 1992 consisted of:

- -------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- -------------------------------------------------------------------------------------------
Service cost - benefits earned during the year        $  753         $  749         $  832
Interest cost on projected benefit obligation            706            713            803
Return on assets - actual                                 33         (1,385)          (157)
Net amortization and deferral                            (88)         1,123           (191)
- -------------------------------------------------------------------------------------------
Net cost                                              $1,404         $1,200         $1,287
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

    Assumptions used in the accounting were:

- -------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- -------------------------------------------------------------------------------------------
Discount rates                                         8.00%          7.00%          8.25%
Rates of increase in compensation                      4.00%          4.00%          4.50%
Expected long-term return on assets                    9.50%          9.50%          9.50%
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

     The funded status and amounts recognized for the defined benefit pension and retirement plans as of December 31, 1994 and 1993 were:

- ------------------------------------------------------------------------------
                                                            1994          1993
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                       $ 6,688       $ 8,480
   Non-vested benefits                                     1,022         1,530
- ------------------------------------------------------------------------------
Accumulated benefit obligations                          $ 7,710       $10,010
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Projected benefit obligation for service rendered
  to date                                                $ 8,658       $11,056
Less plan assets at fair value, primarily listed stocks   (3,128)       (5,358)
- ------------------------------------------------------------------------------
Projected benefit obligations in excess of plan assets     5,530         5,698
Unrecognized net loss                                       (814)       (1,693)
Unrecognized prior service costs                            (285)         (339)
Unrecognized net transition obligation being recognized
   over 15 years                                            (298)         (352)
Adjustment required to recognize minimum
  pension obligation                                         449         1,337
- ------------------------------------------------------------------------------
Defined benefit liability                                $ 4,582       $ 4,651
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


NOTE 15 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company has various postretirement benefit plans covering substantially all U.S. employees retiring on or after age 58 who have rendered at least 15 years of service. The plans include health care and life insurance coverage for retirees and their dependents. The Company continues to fund benefit costs on a pay-as-you-go basis and, for 1994, 1993 and 1992, made benefit payments of $423, $576 and $352, respectively.

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

     The defined postretirement benefit obligations included in deferred liabilities as of December 31, 1994 and 1993 were:


- -------------------------------------------------------------------------------
                                                            1994          1993
- -------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                              $ 7,661       $ 7,946
   Fully eligible active plan participants                   985         1,573
   Other active plan participants                          3,211         6,471
- -------------------------------------------------------------------------------
                                                          11,857        15,990
Unrecognized net gain (loss)                               2,402        (2,046)
- -------------------------------------------------------------------------------
Defined postretirement benefit liability                 $14,259       $13,944
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Net defined postretirement benefit costs for the years ended December 31, 1994, 1993 and 1992 were:

- ------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- ------------------------------------------------------------------------------------------
Service cost - benefits earned during the year        $  389         $  400         $  367
Interest cost on accumulated postretirement
   benefit obligation                                    915          1,100            982
- ------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost              $1,304         $1,500         $1,349
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

     Two health care cost trend rates were used in measuring the accumulated postretirement benefit obligation. The assumed indemnity health care cost trend in 1995 was 12.0% for participants less than 65 years of age and 8.0% for participants 65 years of age and older, gradually declining to 6.0% for both age groups in the year 2001. The assumed HMO health care cost trend in 1995 was 9.0% for participants less than 65 years of age and 6.0% for participants 65 years of age and older, gradually declining to 6.0% and 5.0%, respectively, in the year 2001.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994 and 7% in 1993.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1994 would be increased by 4.7%. The effect of this change on the sum of the service cost and interest cost would be an increase of 3.8%.


NOTE 16 - INCOME TAXES

NET OPERATING LOSS CARRYFORWARDS
     As of December 31, 1994, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $26,000 and net operating loss carryforwards for international income tax purposes of approximately $6,000. The federal NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2009. However, because of the ownership change which is expected to occur as a result of the Reorganization Plan (see Note 2), the utilization of NOL carryforwards in the U.S. after February 9, 1995 will be affected. It is expected that the Company will make use of Section 382(l)(6) of the Internal Revenue Code, whereby the annual allowable NOL deduction will be limited to an amount equal to the product of the fair market value of the Hexcel stock immediately following the ownership change caused by the Reorganization Plan and the long-term federal tax-exempt rate (6.83% as of February 9, 1995). This deduction limitation is estimated to be approximately $5,000 per year. The Company will not qualify for other rules permitting unlimited use of NOLs due to the makeup of the post-reorganization equity ownership.

PROVISION FOR INCOME TAXES
     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS 109 was the recognition of $4,500 of income, which was recorded in the first quarter of 1993. In connection with the adoption of SFAS 109, the Company established a valuation allowance of $4,693 against its deferred income tax assets.

     During 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. As a result, the Company increased the valuation allowance against those assets to $41,313 as of December 31, 1993, which reduced the net deferred income tax assets to zero. The increase to the valuation allowance reflects the Company's assessment that the bankruptcy reorganization proceedings of Hexcel and ongoing operating losses have jeopardized the realization of deferred income tax assets.

     In 1994, the Company continued to reserve for the income tax assets generated by Hexcel's pre-tax losses. As a result of settlements of various tax audits, state income taxes and taxable income for certain European subsidiaries, the Company recorded a provision for income taxes of $3,586 in 1994.

     Loss before income taxes and the tax benefit (provision) for income taxes from continuing operations for the years ended December 31, 1994, 1993 and 1992 were:


- -------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- -------------------------------------------------------------------------------------------
Income (loss) before income taxes:
   United States                                    $(24,745)      $(58,554)      $(12,395)
   International                                         251        (15,294)        (9,963)
- -------------------------------------------------------------------------------------------
Total loss before income taxes                      $(24,494)      $(73,848)      $(22,358)
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------
Benefit (provision) for income taxes:
Current:
   U.S.                                             $    (85)      $   (243)      $    (64)
   International                                         108           (976)           368
- -------------------------------------------------------------------------------------------
Total current                                             23         (1,219)           304
- -------------------------------------------------------------------------------------------
Deferred:
   U.S.                                               (2,226)        (6,590)         5,233
   International                                      (1,383)         1,785            838
- -------------------------------------------------------------------------------------------
Total deferred                                        (3,609)        (4,805)         6,071
- -------------------------------------------------------------------------------------------
Total benefit (provision) for income taxes          $ (3,586)      $ (6,024)       $ 6,375
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------


     A reconciliation of the tax benefit (provision) to the U.S. federal statutory income tax rate of 34% for the years ended December 31, 1994, 1993 and 1992 was:

- -------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- -------------------------------------------------------------------------------------------
Benefit at U.S. federal statutory rate               $ 8,328       $ 25,108        $ 7,602
U.S. state taxes, less federal tax benefit              (244)          (104)          (130)
Impact on tax rates of international tax structure        --             --          1,154
Impact of different international tax rates,
   adjustments to income tax accruals and other        2,352          5,471          2,895
Limitation on recognition of tax benefits
   for operating losses                                   --             --         (5,146)
Valuation allowance                                  (14,022)       (36,499)            --
- -------------------------------------------------------------------------------------------
Total benefit (provision) for income taxes          $ (3,586)      $ (6,024)       $ 6,375
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

     The Company paid income taxes of $253 in 1994, $203 in 1993 and $468 in 1992. The Company has made no U.S. income tax provision for $21,500 of undistributed earnings of international subsidiaries as of December 31, 1994. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

DEFERRED INCOME TAXES
     Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1994 and 1993 were:

- ----------------------------------------------------------------------------
                                                        1994           1993
- ----------------------------------------------------------------------------
Accelerated depreciation and amortization           $(15,443)      $(15,115)
Accrued restructuring charges                         14,382         18,040
Net operating loss carryforwards                      10,880          9,520
Reserves and other, net                               43,234         26,400
Valuation allowance                                  (55,335)       (41,313)
- ----------------------------------------------------------------------------
Total deferred tax assets (liabilities)             $ (2,282)      $ (2,468)
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


NOTE 17 - DISCONTINUED OPERATIONS

     The Company intensified its efforts to sell its resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company completed the sale of its European resins business on December 29, 1994 (see Note 4), and now believes that the sale of its U.S. resins business on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

     In November 1990, the Company announced plans to sell the fine chemicals business. On March 31, 1992, the Company sold the U.S. fine chemicals business located in Zeeland, Michigan. The divestiture resulted in a loss of $798 after taxes. The Company used the proceeds of $19,262 from the sale to repay debt. On January 31, 1994, the Company sold the European fine chemicals business located in Teesside, England, completing the divestiture of discontinued operations. The sale generated net cash proceeds of approximately $500, which was received in 1993. The Company recorded a $2,800 provision in 1993 to write down the net assets of the fine chemicals business, and a $2,300 provision in 1992 for estimated future losses.

     Net sales of discontinued operations for the years ended December 31, 1994, 1993 and 1992 were:

- ---------------------------------------------------------------------------
                                         1994           1993           1992
- ---------------------------------------------------------------------------
Discontinued resins business          $30,691        $27,933        $33,302
Discontinued fine chemicals business       --          5,704         14,608
- ---------------------------------------------------------------------------
Total discontinued operations         $30,691        $33,637        $47,910
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

     Net assets of the discontinued resins business as of December 31, 1994 and 1993 were:


- ---------------------------------------------------------------------------
                                                        1994           1993
- ---------------------------------------------------------------------------
Current assets                                       $ 3,970        $13,438
Current liabilities                                   (4,591)        (8,438)
Non-current assets                                     3,621          7,511
Long-term liabilities                                     --           (424)
- ---------------------------------------------------------------------------
Net assets                                           $ 3,000        $12,087
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

     The discontinued fine chemicals business had no remaining net asset value as of December 31, 1993.

NOTE 18 - CONTINGENCIES

     The Company is involved in litigation arising from business activities. In addition, the Company is subject to certain U.S. Government inquiries related to sales under defense contracts, including reviews of business practices and cost classifications. The Company is cooperating with the U.S. Government in all such inquiries of which the Company has knowledge. However, management is unable to predict the legal proceedings that could result from these inquiries.

     During December 1992, three lawsuits alleging violations of federal securities laws by the Company and certain officers were filed. These three lawsuits were consolidated into one action. Although management believes there were meritorious defenses to the claims, Hexcel negotiated a settlement with the plaintiffs to avoid costly and unproductive litigation. This settlement became effective on February 9, 1995, pursuant to the Reorganization Plan, and provides for the issuance of $200 worth of new common stock, valued at a price equal to the average of the average daily prices of the Company's common stock for the 20 trading days beginning April 26, 1995. The aggregate total number of such shares cannot be determined at this time.

     Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for clean-up of a manufacturing facility it formerly operated in Lodi, New Jersey. Hexcel has reserved $4,000 to cover such remaining costs and believes that actual costs should not exceed the amount which has been reserved. Fine Organics Corporation, the current owner of the Lodi site and Hexcel's former chemicals business operated on that site, has asserted that the clean-up costs will be significantly in excess of that amount. The ultimate cost of remediation at the Lodi site will depend on developing circumstances.

     Fine Organics Corporation filed a proof of claim and an adversary proceeding in the Bankruptcy Court. The court has disallowed a significant portion of the claim by denying Fine Organics claim for treble damages and certain contingent claims. The remaining claims are for prior clean-up costs incurred by Fine Organics and alleged contractual and tort damages relating to the original sale of the business and site to Fine Organics totaling approximately $3,200. This matter is proceeding in the Bankruptcy Court.

     Various other lawsuits against the Company were also settled in connection with the Reorganization Plan. The outcome of these settlements was not material to the Company's consolidated financial position as of December 31, 1994.

     The Company is generally self-insured against claims associated with sudden and accidental environmental damage and environmental impairment damage.
Certain current and former facilities are the subject of environmental investigations or claims, as well as remediation activities. In addition, the Company has been named as a potentially responsible party ("PRP") with respect to several disposal sites that it does not own or possess and which are included on the Environmental Protection Agency's Superfund National Priority List ("NPL"). A total of 249 claims were filed in Hexcel's Chapter 11 case with a face value of over $6.7 billion. These claims were, for the most part, duplicative as a result of the joint and several liability provisions of the applicable laws, and have been categorized into claims involving 12 sites. Claims involving 7 of the sites have been settled within the Chapter 11 case and the Company expects to settle claims with respect to one additional site. With respect to the claims relating to the remainder of these sites, the Company believes its responsibility to be de minimis and is negotiating to settle these claims; should no settlement be reached, the claims against Hexcel will be allowed to continue without the protection of the Chapter 11 case. The Company has been named a PRP with respect to 8 additional sites, for which no claims were filed in the Chapter 11 case; as a result, the Company believes any further claims with respect to these sites to be barred.

     The Company estimates its legal and environmental liabilities based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential PRP liability and environmental remediation costs. Such estimates incorporate insignificant amounts for probable recoveries under applicable insurance policies but exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal and environmental matters with any degree of certainty, it is management's opinion, based on available information, that it is unlikely that any of these matters will have a material adverse effect on the consolidated results of operations or financial position of the Company.


NOTE 19 - SIGNIFICANT CUSTOMERS

     The Boeing Company and Boeing subcontractors accounted for approximately 22% of 1994 sales, 21% of 1993 sales and 17% of 1992 sales.

NOTE 20 - BUSINESS SEGMENT REPORTING

     The Company operates within a single business segment, structural materials. The following table summarizes certain financial data for continuing operations by geographic area as of December 31, 1994, 1993, and 1992 and for the years then ended:

- ---------------------------------------------------------------------------------
                                               1994           1993           1992
- ---------------------------------------------------------------------------------
Net sales:
   United States                          $171,536       $185,261       $204,066
   International                           142,259        125,374        148,921
- ---------------------------------------------------------------------------------
   Consolidated                           $313,795       $310,635       $352,987
- ---------------------------------------------------------------------------------
Loss before income taxes:
   United States                          $(21,462)      $(55,660)      $ (8,958)
   International                            (3,032)       (18,188)       (13,400)
- ---------------------------------------------------------------------------------
   Consolidated                           $(24,494)      $(73,848)      $(22,358)
- ---------------------------------------------------------------------------------
Identifiable assets:
   United States                          $149,890       $166,201       $190,741
   International                            90,567         84,954        101,516
- ---------------------------------------------------------------------------------
   Consolidated                           $240,457       $251,155       $292,257
- ---------------------------------------------------------------------------------
Capital expenditures:
   United States                          $  6,022       $  4,694       $ 10,651
   International                             2,340          1,570          5,569
- ---------------------------------------------------------------------------------
   Consolidated                           $  8,362       $  6,264       $ 16,220
- ---------------------------------------------------------------------------------
Depreciation and amortization:
   United States                          $  8,455       $  9,607       $ 10,236
   International                             5,775          5,273          4,500
- ---------------------------------------------------------------------------------
   Consolidated                           $ 14,230       $ 14,880       $ 14,736
- ---------------------------------------------------------------------------------

     The above data exclude discontinued operations, the extraordinary gain and the cumulative effects of accounting changes.

     International net sales consist of the net sales of international subsidiaries, sold primarily in Europe, and U.S. exports.

     To compute income (loss) before income taxes, the Company allocated administrative expenses to International of $3,283 in 1994, $2,894 in 1993 and $3,437 in 1992.

NOTE 21 - QUARTERLY DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 1994 and 1993 were:

- ------------------------------------------------------------------------------------------------
                                              FIRST         SECOND          THIRD         FOURTH
                                            QUARTER        QUARTER        QUARTER        QUARTER
- ------------------------------------------------------------------------------------------------
1994
Net sales                                  $77,682        $84,964       $ 74,434       $ 76,715
Gross margin                                11,683         14,165         11,601         10,979
Loss from continuing operations             (5,325)        (4,894)       (15,319)        (2,542)
Income (loss) from discontinued
   operations                                  301            472         (2,620)           (43)
Net loss                                    (5,024)        (4,422)       (17,939)        (2,585)
- ------------------------------------------------------------------------------------------------
Net income (loss) per share and
  equivalent share:
Primary and fully diluted:
   Continuing operations                   $ (0.73)       $ (0.67)      $  (2.09)      $  (0.34)
   Discontinued operations                    0.04           0.06          (0.36)         (0.01)
   Net loss                                  (0.69)         (0.61)         (2.45)         (0.35)
- ------------------------------------------------------------------------------------------------
Dividends per share                             --             --             --             --
Market price:
   High                                    $  4.25        $  4.00       $   6.00       $   5.75
   Low                                        2.75           3.00           3.00           4.00
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

1993
Net sales                                  $81,587        $85,650       $ 69,763       $ 73,635
Gross margin                                11,562         14,603         10,523         10,857
Loss from continuing operations             (3,031)        (2,148)       (45,479)       (29,214)
Loss from discontinued operations             (273)          (341)        (9,792)          (217)
Cumulative effect of accounting
   change                                    4,500             --             --             --
Net income (loss)                            1,196         (2,489)       (55,271)       (29,431)
- ------------------------------------------------------------------------------------------------
Net income (loss) per share and
   equivalent share:
Primary and fully diluted:
   Continuing operations                   $ (0.41)       $ (0.29)      $  (6.19)      $  (4.00)
   Discontinued operations                   (0.04)         (0.05)         (1.33)         (0.03)
   Cumulative effect of accounting
     change                                   0.61             --             --             --
   Net income (loss)                          0.16          (0.34)         (7.52)         (4.03)
- ------------------------------------------------------------------------------------------------
Dividends per share                             --             --             --             --
Market price:
   High                                    $  9.75        $ 11.25       $  10.75       $   8.25
   Low                                        7.75           9.25           5.50           2.13
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

     During the third quarter of 1994, the Company recorded an $8,000 provision to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited (see Note 5), and a $2,800 provision to write down the net assets of the discontinued resins business to expected net realizable value (see Note 4).

     During the fourth quarter of 1994, the Company recognized other income of $15,900 relating to the sale of the Chandler facility and related assets and technology (see Note 4). In addition, the Company recorded a total of approximately $10,800 in expenses for bankruptcy claim adjustments, additional interest on allowed claims, and the settlement of various tax audits.

     The Company adopted SFAS 109, "Accounting for Income Taxes," effective January 1, 1993 (see Note 16). The cumulative effect of adopting SFAS 109 was the recognition of income of $4,500 in the first quarter of 1993.

     During the third quarter of 1993, the Company recorded a $44,000 restructuring charge for the additional costs of the expanded restructuring program (see Note 6), a $6,000 charge for the discontinued resins business (see
Note 4) and a $2,800 provision to write down the net assets of the fine chemicals business (see Note 17).

     During the fourth quarter of 1993, the Company recorded an additional restructuring charge of $2,600 and other expenses of $12,638 (see Note 6).

     Quarterly data for 1994 and 1993 reflect certain reclassifications made in 1994.

                                                                      EXHIBIT 11

        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS - UNAUDITED

   The Company reports net income (loss) per share data on primary and fully diluted bases. Primary net income (loss) per share is based upon the weighted average number of outstanding common shares and common equivalent shares from stock options. Fully diluted net income (loss) per share is based upon (a) the weighted average number of outstanding common shares and common equivalent shares from stock options and adjusted for the assumed conversion of the 7% convertible subordinated debentures and (b) net income (loss) increased by the expenses on the debentures. Computations of net income (loss) per share on the primary and fully diluted bases for 1994, 1993 and 1992 were:

PRIMARY NET INCOME (LOSS) PER SHARE AND EQUIVALENT SHARE
- ----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                              1994            1993           1992
- ----------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                               $ (28,080)   $    (79,872)   $   (15,983)
Loss from discontinued operations                                                (1,890)        (10,623)        (6,195)
Extraordinary gain                                                                    -               -            956
Cumulative effects of accounting changes                                              -           4,500         (8,052)
- ----------------------------------------------------------------------------------------------------------------------
Net loss                                                                      $ (29,970)   $    (85,995)   $   (29,274)
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                        7,310           7,330          7,254
Weighted average common equivalent shares from stock options                          -               -             18
- ----------------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalent shares                              7,310           7,330          7,272
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Primary net income (loss) per share and equivalent share from:
   Continuing operations                                                      $   (3.84)   $     (10.89)   $     (2.20)
   Discontinued operations                                                        (0.26)          (1.45)         (0.85)
   Extraordinary gain                                                                 -               -           0.13
   Cumulative effects of accounting changes                                           -            0.61          (1.11)
- ----------------------------------------------------------------------------------------------------------------------
Primary net loss per share and equivalent share (1)                           $   (4.10)   $     (11.73)   $     (4.03)
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------


FULLY DILUTED NET INCOME (LOSS) PER SHARE AND EQUIVALENT SHARE
- ----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               $ (28,080)   $    (79,872)   $   (15,983)
Loss from discontinued operations                                                (1,890)        (10,623)        (6,195)
Extraordinary gain                                                                    -               -            956
Cumulative effects of accounting changes                                              -           4,500         (8,052)
- ----------------------------------------------------------------------------------------------------------------------
Net loss                                                                        (29,970)        (85,995)       (29,274)
Debenture interest and issuance costs                                             1,204           1,213          1,330
- ----------------------------------------------------------------------------------------------------------------------
Adjusted net loss                                                             $ (28,766)   $    (84,782)   $   (27,944)
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                        7,310           7,330          7,254
Weighted average common equivalent shares
   Stock options                                                                      -               -             18
   7% convertible debentures                                                        804             804            881
- ----------------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalent shares                              8,114           8,134          8,153
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Fully diluted net income (loss) per share and equivalent share from:
   Continuing operations                                                      $   (3.84)   $     (10.89)   $     (2.20)
   Discontinued operations                                                        (0.26)          (1.45)         (0.85)
   Extraordinary gain                                                                                             0.13
   Cumulative effects of accounting changes                                           -            0.61          (1.11)
- ----------------------------------------------------------------------------------------------------------------------
Fully diluted net loss per share and equivalent share                         $   (4.10)   $     (11.73)   $     (4.03)
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

(1) For 1994, 1993 and 1992 the primary and fully diluted net loss per share were the same because the fully diluted computation was antidilutive.