Form 10-Q
period 1995-04-02
HEXCEL CORP /DE/
filed 1995-05-17
CIK 717605

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGES COMMISSION

                            WASHINGTON, D. C.  20549

                            ------------------------

                                    FORM 10-Q
/ x /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended April 2, 1995

                                       or

/   /       Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the transition period from             to
                                                ----------     ----------

                          Commission File Number 1-8472
                              --------------------

                               HEXCEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               Delaware                          94-1109521
     (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       Registrant's telephone number, including area code:  (510) 847-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                               -------          -------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes   X     No
   -------     -------

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at May 12, 1995
               -----                              ---------------------------
           COMMON STOCK                              18,101,029


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                            PAGE
PART I.        FINANCIAL INFORMATION

               -    Condensed Consolidated Statements of
                    Operations -- The Quarter Ended
                    April 2, 1995 and April 3, 1994                           2

               -    Condensed Consolidated Balance Sheets --
                    April 2, 1995 and December 31, 1994                       3

               -    Condensed Consolidated Statements of
                    Cash Flows -- The Quarter Ended
                    April 2, 1995 and April 3, 1994                           4

               -    Notes to Condensed Consolidated
                    Financial Statements                                      5

               -    Management Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               11

PART II.          OTHER INFORMATION                                          14

SIGNATURES                                                                   16

EXHIBIT                                                                      17

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- -----------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                      -------------------------
                                                                       APRIL 2,        April 3,
THE QUARTER ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)                   1995            1994
- -----------------------------------------------------------------------------------------------
Net sales                                                             $ 85,155        $ 77,682

Cost of sales                                                          (70,360)        (65,999)
- -----------------------------------------------------------------------------------------------
Gross margin                                                            14,795          11,683

Marketing, general and administrative expenses                         (12,166)        (11,891)
- -----------------------------------------------------------------------------------------------
Operating income (loss)                                                  2,629            (208)
Interest expenses                                                       (2,363)         (2,495)
Bankruptcy reorganization expenses                                      (2,125)         (2,344)
- -----------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                     (1,859)         (5,047)
Provision for income taxes                                                (510)           (278)
- -----------------------------------------------------------------------------------------------
        Loss from continuing operations                                 (2,369)         (5,325)

Discontinued operations:
  Income from operations, net of provision for income taxes
    of $146 in 1994                                                          -             301
  Losses during phase-out period                                          (112)              -
- -----------------------------------------------------------------------------------------------
        Net loss                                                      $ (2,481)       $ (5,024)
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations                                               $  (0.27)       $  (0.73)
  Discontinued operations                                                (0.01)           0.04
- -----------------------------------------------------------------------------------------------
        Net loss                                                      $  (0.28)       $  (0.69)
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                            8,773           7,310
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------
                                                                                    UNAUDITED
                                                                          --------------------------
                                                                           APRIL 2,     December 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                                        1995             1994
- ----------------------------------------------------------------------------------------------------
ASSETS                                                                    (SEE NOTE 3)
Current assets:
  Cash and equivalents                                                    $      -      $       931
  Receivables from asset sales                                                   -           29,340
  Accounts receivable                                                       76,399           64,136
  Inventories                                                               51,682           47,364
  Prepaid expenses                                                           1,610            3,581
  Net assets of discontinued operations                                      2,452            3,000
- ----------------------------------------------------------------------------------------------------
      Total current assets                                                 132,143          148,352
- ----------------------------------------------------------------------------------------------------
Property, plant and equipment                                              197,218          186,328
Less accumulated depreciation                                              111,557          103,215
- ----------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                     85,661           83,113
- ----------------------------------------------------------------------------------------------------
Investments and other assets                                                13,822           11,992
- ----------------------------------------------------------------------------------------------------
      Total assets                                                        $231,626         $243,457
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities           $ 33,616         $ 12,720
  Accounts payable                                                          22,845           18,163
  Accrued liabilities                                                       53,055           43,399
  Liabilities subject to disposition in bankruptcy reorganization                -           97,025
- ----------------------------------------------------------------------------------------------------
      Total current liabilities                                            109,516          171,307
- ----------------------------------------------------------------------------------------------------
Long-term liabilities, less current maturities                              85,254           37,283
Liabilities subject to disposition in bankruptcy reorganization                  -           40,752
- ----------------------------------------------------------------------------------------------------
Shareholders' equity (deficit):
  Common stock, $0.01 par value, authorized 40,000 shares, shares
    issued and outstanding of 16,403 in 1995 and 7,301 in 1994                 164               73
  Additional paid-in capital                                               103,690           62,626
  Accumulated deficit                                                      (75,195)         (72,714)
  Minimum pension obligation adjustment                                       (137)            (137)
  Cumulative currency translation adjustment                                 8,334            4,267
- ----------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                                  36,856           (5,885)
- ----------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity (deficit)                $231,626         $243,457
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------
                                                                                       UNAUDITED
                                                                                -------------------------
                                                                                 APRIL 2,        April 3,
THE QUARTER ENDED (IN THOUSANDS)                                                    1995            1994
- ---------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                 $ (2,369)       $ (5,325)
Reconciliation to net cash used by continuing operations:
  Depreciation and amortization                                                    2,808           3,627
  Working capital changes and other                                               (9,299)           (549)
- ---------------------------------------------------------------------------------------------------------
    Net cash used by continuing operations                                        (8,860)         (2,247)
    Net cash provided (used) by discontinued operations                              436            (966)
- ---------------------------------------------------------------------------------------------------------
    Net cash used by operating activities                                         (8,424)         (3,213)
- ---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                            (2,090)           (351)
  Proceeds from equipment sold                                                        14              11
  Proceeds from sale of Chandler, Arizona manufacturing facility and
    certain related assets and technology                                         26,694               -
  Proceeds from sale of discontinued European resins business                      2,602               -
- ---------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                              27,220            (340)
- ---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                         3,891               -
  Payments of long-term debt                                                      (3,993)           (610)
  Proceeds (payments) of short-term debt, net                                     18,039          (3,805)
  Proceeds from issuance of common stock                                          41,155               -
  Payments of allowed claims pursuant to the Reorganization Plan                 (78,144)              -
- ---------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                                        (19,052)         (4,415)
- ---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                             (675)           (147)
- ---------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                                (931)         (8,115)
Cash and equivalents at beginning of year                                            931          11,348
- ---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $      -        $  3,233
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of April 2, 1995, and the results of operations and cash flows for the quarters ended April 2, 1995 and April 3, 1994. The condensed consolidated balance sheet of the Company as of December 31, 1994 was derived from the audited 1994 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1995 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11.

     As discussed in Note 2, Hexcel Corporation (a Delaware corporation, "Hexcel") operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from December 6, 1993 until February 9, 1995, when the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective. Consequently, the condensed consolidated balance sheet as of December 31, 1994 and the condensed consolidated statements of operations and cash flows for the quarters ended April 2, 1995 and April 3, 1994 and have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7"). Hexcel did not meet the criteria set forth in SOP 90-7 for "fresh-start reporting" upon emerging from bankruptcy reorganization proceedings.


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

THE REORGANIZATION PLAN
     The Reorganization Plan which became effective on February 9, 1995 provided for (a) the replacement of the debtor-in-possession credit facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $45,000;
(b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds;
(c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased 1,946 shares of new common stock for $9,000 and loaned the Company $41,000 as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

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

     The letters of credit which guarantee certain industrial development revenue bonds were reinstated, in accordance with the terms of an amended reimbursement agreement with the issuing bank, and extended until December 31, 1998. The amended reimbursement agreement is subject to certain industrial development revenue bond redemption requirements, as well as a number of financial covenants and other restrictions which are similar, although less restrictive, to those of the Revolving Credit Facility.

     The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7,156 shares of new common stock. The resulting cash proceeds of $33,098 were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1,590 shares of new common stock to Mutual Series, the issuance of an additional 108 shares of new common stock to John J. Lee, the Company's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan. Following the second closing under the standby purchase agreement on April 6, 1995, the Company had a total of 18,101 shares of common stock issued and outstanding (see
Note 3).

     The Reorganization Plan also provided for the settlement of certain claims by the issuance of an additional $200 of new common stock, valued at a price equal to the average of the daily average prices of the Company's common stock for the 20 trading days beginning April 26, 1995. The aggregate total number of such shares cannot be determined at this time.

     On February 9, 1995, the Company paid $78,144 in prepetition claims and interest, and reinstated another $60,575 million in prepetition liabilities. Reinstated liabilities have been reclassified from "liabilities subject to disposition in bankruptcy reorganization" to the appropriate liability captions of the condensed consolidated balance sheet as of April 2, 1995. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series in connection with the subscription rights offering and standby purchase commitment; and (d) borrowings under the Revolving Credit Facility.

BANKRUPTCY REORGANIZATION EXPENSES
     Professional fees and other costs directly related to bankruptcy proceedings are expensed as incurred, and have been reflected in the condensed consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses have consisted primarily of professional fees paid to legal and financial advisors of the Company, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses have included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by SOP 90-7. The resolution of certain remaining bankruptcy-related issues, including the final settlement of disputed claims and professional fees, will generate additional expenses in 1995.

NOTE 3 - PRO FORMA FINANCIAL INFORMATION

  The following unaudited pro forma condensed consolidated balance sheet as of April 2, 1995 sets forth the condensed consolidated financial position of the Company as if the second closing under the standby purchase commitment with Mutual Series had been completed on such date (see Note 2).

                       Hexcel Corporation and Subsidiaries
                 Pro Forma Condensed Consolidated Balance Sheet
                               As of April 2, 1995
                                   (Unaudited)

- --------------------------------------------------------------------------------
                                        Reported       Pro Forma      Pro Forma
                                        Balances      Adjustments     Balances
- --------------------------------------------------------------------------------
ASSETS
Current assets                          $ 132,143           --        $ 132,143
Property, plant and equipment, net         85,661           --           85,661
Investments and other assets               13,822           --           13,822
- --------------------------------------------------------------------------------
  Total assets                          $ 231,626           --        $ 231,626
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                     $ 109,516     $ (7,552)       $ 101,964
Long-term liabilities                      85,254           --           85,254
Shareholders' equity                       36,856        7,552           44,408
- --------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                $ 231,626     $     --        $ 231,626
- --------------------------------------------------------------------------------

Shares outstanding at April 2, 1995        16,403        1,698           18,101
- --------------------------------------------------------------------------------

     The pro forma adjustments consist of: (a) the issuance of 1,590 shares of new common stock to Mutual Series for proceeds of $7,352; (b) the issuance of 108 shares of new common stock to John J. Lee for proceeds of $500; (c) the use of the combined proceeds from the issuance of new common stock of $7,852 to retire the loan payable to Mutual Series; and (d) the payment of $300 in legal and administrative fees in connection with the subscription rights offering and the standby purchase agreement with Mutual Series.


NOTE 4 - ASSET SALES PROCEEDS

     The Company sold its Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation ("Northrop") in the fourth quarter of 1994. The transaction generated net cash proceeds of $28,988, of which $2,294 was received in 1994 and $26,694 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the condensed consolidated balance sheet as of December 31, 1994.

     Under the terms of the Chandler transaction, the Company retained a royalty-free, non-exclusive license to use the technology sold in non-military applications and will receive royalties from Northrop on certain applications of that technology. In addition, the Company may receive up to an additional $2,300 pursuant to the terms of the transaction, when certain conditions are satisfied. The payment of all or a portion of this amount will result in the recognition of additional income, when such amount is received.

     The Company sold its European resins business to Axson S.A., a French corporation, in the fourth quarter of 1994. The sale and related settlement transactions generated net cash proceeds of $8,727, of which $6,125 was received in the fourth quarter of 1994 and $2,602 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the condensed consolidated balance sheet as of December 31, 1994.


NOTE 5 - INVENTORIES

     Inventories as of April 2, 1995 and December 31, 1994 were:

- --------------------------------------------------------------------------------
                                                     4/2/95       12/31/94
- --------------------------------------------------------------------------------
Raw materials                                      $ 18,585       $ 18,846
Work in progress                                     13,544         11,182
Finished goods                                       18,081         16,270
Supplies                                              1,472          1,066
- --------------------------------------------------------------------------------
Total inventories                                  $ 51,682       $ 47,364
- --------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

     Notes payable and capital lease obligations as of April 2, 1995 and December 31, 1994 were:

- --------------------------------------------------------------------------------
                                                    4/2/95        12/31/94
- --------------------------------------------------------------------------------
Revolving Credit Facility (see Note 2)             $ 17,382             --
Loan payable to Mutual Series (see
 Notes 2 and 3)                                       7,852             --
Debtor-in-possession credit facility                     --       $  4,189
Prepetition revolving credit agreement                   --         12,000
10.12% senior notes originally due 1998                  --         30,000
7% convertible subordinated debentures
 due 2011                                            25,625         25,625
Obligations under IDRB variable rate
 demand notes due through 2024, net                  13,210         13,310
Various U.S. notes payable and capital
 lease obligations                                    3,345          4,296
Various notes payable and capital lease
 obligations of European subsidiaries                21,043         20,119
- --------------------------------------------------------------------------------
Total notes payable and capital lease
 obligations                                         88,457        109,539
Less amount subject to disposition in
 bankruptcy reorganization                               --        (80,815)
- --------------------------------------------------------------------------------
Total notes payable and capital lease
 obligations, net                                  $ 88,457       $ 28,724
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                                       4/2/95         12/31/94
- --------------------------------------------------------------------------------
Notes payable and current maturities of
 long-term liabilities, net                          $ 33,616         $ 12,720
Long-term notes payable and capital
 lease obligations, net                                54,841           16,004
- --------------------------------------------------------------------------------
Total notes payable and capital lease
 obligations, net                                    $ 88,457         $ 28,724
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

     During late 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. The Company has continued to reserve for the deferred income tax assets generated by the pre-tax losses incurred since December 31, 1993. As a result of state income taxes and taxable income for certain European entities, the Company recorded a provision for income taxes of $510 for the first quarter of 1995 and $278 for the first quarter of 1994.


NOTE 8 - DISCONTINUED OPERATIONS

     The Company intensified its efforts to sell the resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company completed the sale of its European resins business on December 29, 1994 (see Note 4), and now believes that the sale of its U.S. resins business on acceptable terms can be arranged. Accordingly, the resins business is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

     Net sales of the discontinued resins business were $2,068 for the first quarter of 1995 and $7,731 for the first quarter of 1994.

     Net assets of the discontinued resins business as of April 2, 1995 and December 31, 1994 were:

- --------------------------------------------------------------------------------
                                                  4/2/95         12/31/94
- --------------------------------------------------------------------------------
Current assets                                   $ 3,654         $ 3,970
Current liabilities                               (4,761)         (4,591)
Non-current assets                                 3,559           3,621
Long-term liabilities                                 --              --
- --------------------------------------------------------------------------------
Net assets                                       $ 2,452         $ 3,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BANKRUPTCY REORGANIZATION

     On January 12, 1995, the Bankruptcy Court entered an order dated January 10, 1995 confirming the Reorganization Plan proposed by Hexcel and the Equity Committee. The Reorganization Plan, which became effective on February 9, 1995, provided for (a) the replacement of the debtor-in-possession credit facility with a new revolving credit facility of up to $45.0 million; (b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds; (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series purchased 1.9 million shares of new common stock for $9.0 million and loaned the Company $41.0 million as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

     The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7.2 million shares of new common stock. The resulting cash proceeds of $33.1 million were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1.6 million shares of new common stock to Mutual Series, the issuance of an additional 0.1 million shares of new common stock to John J. Lee, and the retirement of the remaining balance of the Mutual Series loan. Following the second closing under the standby purchase agreement on April 6, 1995, the Company had a total of 18.1 million shares of common stock issued and outstanding.

     On February 9, 1995, the Company paid approximately $78.1 million in prepetition claims and interest, and reinstated another $60.6 million in prepetition liabilities. Reinstated liabilities have been reclassified from "liabilities subject to disposition in bankruptcy reorganization" to the appropriate liability captions of the condensed consolidated balance sheet as of April 2, 1995. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26.7 million received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology; (b) cash proceeds of $2.6 million received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50.0 million in cash received from Mutual Series in connection with the subscription rights offering and standby purchase commitment; and (d) borrowings under the Revolving Credit Facility.


RESULTS OF OPERATIONS

     The net loss for the first quarter of 1995 was $2.5 million or $0.28 per share, including bankruptcy reorganization expenses of $2.1 million and losses from discontinued operations of $0.1 million. This compares with a net loss for the first quarter of 1994 of $5.0 million or $0.69 per share, including bankruptcy reorganization expenses of $2.3 million and income from discontinued operations of $0.3 million.

     Net sales were $85.2 million for the first quarter of 1995, a 10% increase over net sales of $77.7 million for the first quarter of 1994. Gross margin was 17.4% of sales for the 1995 quarter compared with 15.0% for the 1994 quarter. The increase in first quarter sales and gross margin is primarily attributable to improvements in the Company's worldwide composites business and to increased demand for the Company's reinforcement fabrics in certain European markets. The sales increase is also attributable to the recent decline in the U.S. dollar relative to other major currencies; over 40% of the Company's sales are to international markets. However, aggregate honeycomb sales were slightly lower, primarily reflecting the sale of the Chandler, Arizona manufacturing facility in the fourth quarter of 1994.

     Operating income was $2.6 million for the 1995 quarter versus an operating loss of $0.2 million for the same period of 1994. The improvement in operating income is the result of higher sales and improved gross margin. Marketing, general and administrative expenses were nearly unchanged.

     The 1995 first quarter loss from continuing operations was $2.4 million or $0.27 per share, including $2.4 million of interest expenses and a $0.5 million provision for income taxes, as well as bankruptcy reorganization expenses. The loss from continuing operations for the first quarter of 1994 was $5.3 million or $0.73 per share, including interest expenses of $2.5 million, a provision for income taxes of $0.3 million, and the expenses of bankruptcy proceedings. The Company continued to accrue interest on Hexcel's prepetition indebtedness throughout the Chapter 11 process, and the Reorganization Plan provided for the payment of such interest. The 1995 and 1994 quarterly tax provisions are the result of taxable income for certain European entities and state income taxes. The Company fully reserved the deferred income tax assets generated by the pre-tax losses incurred during the first quarters of 1995 and 1994, due to uncertainty as to the realization of those assets.


CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES
     The Reorganization Plan provided for the replacement of the debtor-in-possession credit facility with the Revolving Credit Facility. The Revolving Credit Facility is a three-year facility which is available to fund distributions to creditors under the Reorganization Plan as well as related transaction costs, and to provide for the ongoing working capital needs of the Company and other general corporate purposes, including restructuring activities. The amount available for borrowing is based primarily on eligible U.S. assets, as defined in the agreement, and is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of its shares in the capital stock of the Company's European subsidiaries. In addition, the Revolving Credit Facility is subject to a number of financial covenants and other restrictions. As of April 2, 1995, the amount available for borrowing was $45.0 million, and the amount utilized totaled $19.6 million.

     The Company's European subsidiaries also possess various credit facilities which are available to finance the activities of those subsidiaries but are generally unavailable to finance the Company's U.S. operations. These credit facilities totaled $32.7 million as of April 2, 1995, and outstanding borrowings under these facilities totaled $21.0 million at that date.

     As noted above, the proceeds from the subscription rights offering and standby purchase agreement with Mutual Series, as well as proceeds from the Chandler and European resins transactions, were utilized to fund distributions to creditors under the Reorganization Plan during the first quarter of 1995. Management expects that the financial resources of the Company, including the Revolving Credit Facility, the proceeds from the offering of additional shares of common stock, and credit facilities available to European subsidiaries, will be sufficient to fund distributions under the Reorganization Plan and finance the Company's operations and restructuring activities through the end of 1995. However, in order to comply with certain financial ratio covenants of the Revolving Credit Facility the Company is required to achieve certain higher levels of financial performance. Management believes that such compliance will be achieved.

CASH FLOWS AND WORKING CAPITAL
     During the first quarter of 1995, the Company's continuing operating activities used $8.9 million of cash. Earnings before interest, taxes, depreciation and amortization were $5.4 million, but the Company incurred $2.4 million in interest expenses and $2.1 million of bankruptcy reorganization expenses. In addition, the Company paid $2.3 million in restructuring costs and experienced a net increase in accounts receivable and inventories, largely as a result of higher sales levels. The primary restructuring activities during the quarter were the consolidation of certain honeycomb manufacturing operations at the Company's Casa Grande, Arizona facility, which is expected to be completed by the middle of 1995, and continued implementation of a new management information system to meet the needs of the restructured Company.

     The Company's continuing operating activities used $2.2 million of cash in the first quarter of 1994. Earnings before interest, taxes, depreciation and amortization were $3.4 million, while interest and bankruptcy reorganization expenses totaled $4.8 million. Cash restructuring costs of $2.6 million and other working capital changes accounted for the remaining net cash usage.

     Working capital was $22.6 million as of April 2, 1995, compared with an excess of current liabilities over current assets of $23.0 million at December 31, 1994. The change reflects the payment of allowed claims pursuant to the Reorganization Plan and increases in accounts receivable and inventories, partially offset by the collection of receivables arising from the Chandler and European resins transactions. The cash generated by these transactions was used to fund distributions to creditors under the Reorganization Plan.

CAPITAL EXPENDITURES
     Capital expenditures were $2.1 million for the first quarter of 1995, compared with $0.4 million for the same period of 1994. The increase is due to the consolidation of certain honeycomb manufacturing operations, noted above, as well as other manufacturing expenditures which had been deferred as a result of bankruptcy reorganization proceedings. The Company expects capital expenditures to be higher throughout 1995 than in 1994.

                           PART II.  OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES



ITEM 2.        CHANGES IN SECURITIES

               The Reorganization Plan temporarily modifies the rights of the holders of the Common Stock, $.01 par value, as follows: The Restated Bylaws of Hexcel Corporation, which were adopted on February 9, 1995, pursuant to the Reorganization Plan, provide that annual meetings of stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in notice of the meeting; provided, however, that the first annual meeting of stockholders following adoption of the bylaws shall be held not earlier than nine months after the effective date of the Reorganization Plan, unless otherwise determined by certain members of the Board of Directors. In addition, the bylaws provide that no special meeting of the stockholders may be held for the purpose of election or removal without cause of directors earlier than the expiration of the nine month period after the effective date unless otherwise determined by certain members of the Board of Directors. Consequently, a meeting (annual or special) of stockholders for the purpose of election or removal without cause of directors may not be held earlier than November 1995, unless otherwise determined by certain members of the Board of Directors.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    11.  Statement Regarding Computation of Per Share Earnings

                    27.  Financial Data Schedules (electronic filing only)

               (b)  Reports on Form 8-K:

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


                                             HEXCEL CORPORATION
                                                (Registrant)

     May 15, 1995                            /s/ Wayne C. Pensky
- ----------------------                       -----------------------------------
        (Date)                               Wayne C. Pensky, Controller
                                             Chief Accounting Officer
                                             Authorized Officer