Form 10-Q
period 1995-07-02
HEXCEL CORP /DE/
filed 1995-08-08
CIK 717605

--------------------------------------------------------------------------------
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

                       For the Quarter Ended July 2, 1995

                                       or

/ /         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the transition period from       to
                                                 -------  -------

                          Commission File Number 1-8472
                              --------------------

                               HEXCEL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                      94-1109521
     (State of Incorporation)              (I.R.S. Employer Identification No.)

                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (510) 847-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                              -------------    ------------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes  X         No
   -----------   -----------

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at August 4, 1995
             -----                      -----------------------------
         COMMON STOCK                            18,093,903


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
PART I.   FINANCIAL INFORMATION

          *    Condensed Consolidated Statements of
               Operations -- The Quarter and Year-to-Date
               Ended July 2, 1995 and July 3, 1994                         2

          *    Condensed Consolidated Balance Sheets --
               July 2, 1995 and December 31, 1994                          3

          *    Condensed Consolidated Statements of
               Cash Flows -- The Year-to-Date
               Ended July 2, 1995 and July 3, 1994                         4

          *    Notes to Condensed Consolidated
               Financial Statements                                        5

          *    Management Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                 11

PART II.     OTHER INFORMATION                                            15

SIGNATURES                                                                16

EXHIBIT                                                                   17

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------
                                                                                  UNAUDITED
                                                              -------------------------------------------------
                                                                 THE QUARTER ENDED       THE YEAR-TO-DATE ENDED
                                                              ----------------------     ----------------------
                                                                JULY 2,     July 3,       JULY 2,     July 3,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1995        1994          1995        1994
---------------------------------------------------------------------------------------------------------------
Net sales                                                     $  91,023   $  84,964      $ 176,178   $ 162,646

Cost of sales                                                   (72,968)    (70,799)      (143,328)   (136,798)
---------------------------------------------------------------------------------------------------------------
Gross margin                                                     18,055      14,165         32,850      25,848

Marketing, general and administrative expenses                  (12,106)    (11,813)       (24,272)    (23,704)
---------------------------------------------------------------------------------------------------------------
Operating income                                                  5,949       2,352          8,578       2,144
Interest expenses                                                (2,079)     (2,255)        (4,442)     (4,750)
Bankruptcy reorganization expenses                                 (826)     (4,565)        (2,951)     (6,909)
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes                                                    3,044      (4,468)         1,185      (9,515)
Provision for income taxes                                       (1,094)       (426)        (1,604)       (704)
---------------------------------------------------------------------------------------------------------------
       Income (loss) from continuing operations                   1,950      (4,894)          (419)    (10,219)

Discontinued operations:
  Income from operations, net of provision for income
     taxes of $169 and $315 for the quarter and
     year-to-date ended July 3, 1994, respectively                   --         472             --         773
  Losses during phase-out period                                   (185)         --           (297)         --
---------------------------------------------------------------------------------------------------------------
       Net income (loss)                                      $   1,765   $  (4,422)     $    (716)  $  (9,446)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations                                       $    0.11   $   (0.67)     $   (0.03)  $   (1.40)
  Discontinued operations                                         (0.01)       0.07          (0.02)       0.11
---------------------------------------------------------------------------------------------------------------
       Net income (loss)                                      $    0.10   $   (0.60)     $   (0.05)  $   (1.29)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                    18,007       7,310         13,391       7,310
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                                  UNAUDITED
                                                                       ----------------------------
                                                                          JULY 2,      December 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                                       1995              1994
---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and equivalents                                                 $       --        $      931
  Receivables from asset sales                                                 --            29,340
  Accounts receivable                                                      75,817            64,136
  Inventories                                                              53,234            47,364
  Prepaid expenses                                                          3,051             3,581
  Net assets of discontinued operations                                     2,155             3,000
---------------------------------------------------------------------------------------------------
     Total current assets                                                 134,257           148,352
---------------------------------------------------------------------------------------------------
Property, plant and equipment                                             197,910           186,328
Less accumulated depreciation                                             113,091           103,215
---------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                     84,819            83,113
---------------------------------------------------------------------------------------------------
Investments and other assets                                               14,093            11,992
---------------------------------------------------------------------------------------------------
     Total assets                                                      $  233,169        $  243,457
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and current maturities of long-term liabilities        $   45,000        $   12,720
  Accounts payable                                                         24,350            18,163
  Accrued liabilities                                                      46,889            43,399
  Liabilities subject to disposition in bankruptcy reorganization              --            97,025
---------------------------------------------------------------------------------------------------
     Total current liabilities                                            116,239           171,307
---------------------------------------------------------------------------------------------------
Long-term liabilities, less current maturities                             71,082            37,283
Liabilities subject to disposition in bankruptcy reorganization                --            40,752
---------------------------------------------------------------------------------------------------
Shareholders' equity (deficit):
  Common stock, $0.01 par value, authorized 40,000 shares, shares
    issued and outstanding of 18,101 in 1995 and 7,301 in 1994                181                73
  Additional paid-in capital                                              111,257            62,626
  Accumulated deficit                                                     (73,430)          (72,714)
  Minimum pension obligation adjustment                                      (137)             (137)
  Cumulative currency translation adjustment                                7,977             4,267
---------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                                 45,848            (5,885)
---------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity (deficit)             $  233,169        $  243,457
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
                                                                            -------------------------
                                                                               JULY 2,        July 3,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                                             1995           1994
-----------------------------------------------------------------------------------------------------
Loss from continuing operations                                             $    (419)     $ (10,219)
Reconciliation to net cash used by continuing operations:
  Depreciation and amortization                                                 5,855          7,338
  Working capital changes and other                                           (17,390)        (7,139)
-----------------------------------------------------------------------------------------------------
     Net cash used by continuing operations                                   (11,954)       (10,020)
     Net cash provided (used) by discontinued operations                          548         (1,270)
-----------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                    (11,406)       (11,290)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                         (4,585)        (1,134)
  Proceeds from equipment sold                                                     17              8
  Proceeds from sale of Chandler, Arizona manufacturing facility and
     certain related assets and technology                                     26,694             --
  Proceeds from sale of discontinued European resins business                   2,602             --
-----------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                          24,728         (1,126)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                      3,891             --
  Payments of long-term debt                                                   (5,939)        (1,518)
  Proceeds (payments) of short-term debt, net                                  17,678          2,977
  Proceeds from issuance of common stock                                       48,739             --
  Payments of allowed claims pursuant to the Reorganization Plan              (78,144)            --
-----------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                         (13,775)         1,459
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                          (478)          (391)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                             (931)       (11,348)
Cash and equivalents at beginning of year                                         931         11,348
-----------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                       $      --      $      --
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF ACCOUNTING

   The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of July 2, 1995, and the results of operations for the quarters and year-to-date periods ended July 2, 1995 and July 3, 1994, and the cash flows for the year-to-date periods ended July 2, 1995 and July 3, 1994. The condensed consolidated balance sheet of the Company as of December 31, 1994 was derived from the audited 1994 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1995 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11.

   As discussed in Note 3, Hexcel Corporation (a Delaware corporation, "Hexcel") operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from December 6, 1993 until February 9, 1995, when the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective. Consequently, the condensed consolidated balance sheet as of December 31, 1994 has been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7"). Hexcel did not meet the criteria set forth in SOP 90-7 for "fresh-start reporting" upon emerging from bankruptcy reorganization proceedings.


NOTE 2 - PROPOSED ACQUISITION

  On July 11, 1995, the Company entered into a non-binding letter of intent with Ciba-Geigy Limited, a Swiss corporation ("Ciba"). Pursuant to the terms of the letter of intent, the Company proposes to acquire Ciba's worldwide honeycomb, composites, fabrics, structures and interiors businesses (collectively, Ciba's "Composites Division") in exchange for: (a) newly issued shares of the Company's common stock such that Ciba's percentage ownership of the Company's outstanding common stock will be approximately 49.9% after giving effect to the transaction; and (b) additional consideration consisting of cash and other Company securities to compensate for Company debt and certain other liabilities in excess of such amounts carried by Ciba's Composites Division. The total value of such consideration is currently estimated at approximately $80,000, but is subject to various adjustments. The letter of intent also contemplates certain standstill and governance provisions relating to Ciba's ownership of the Company's common stock.

  The proposed transaction is subject to significant conditions, including, among others: (a) the negotiation and execution of definitive agreements; (b) Hart-Scott-Rodino, European antitrust, security clearance and other material governmental, regulatory and/or third party approvals; (c) approval by the Company's shareholders; and (d) the Company's receipt of adequate financing on commercially reasonable terms. There can be no assurance that the Company and Ciba will enter into definitive agreements with respect to the proposed acquisition or, if definitive agreements are entered into, that the transactions contemplated thereby will be consummated. A copy of the letter of intent was filed as an exhibit to the Company's current report on Form 8-K dated July 14, 1995.

NOTE 3 - BANKRUPTCY REORGANIZATION

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

THE REORGANIZATION PLAN
  The Reorganization Plan which became effective on February 9, 1995 provided for: (a) the replacement of a debtor-in-possession credit facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $45,000;
(b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds;
(c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased 1,946 shares of new common stock for $9,000 and loaned the Company $41,000 as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

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

  The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7,156 shares of new common stock. The resulting cash proceeds of $33,098 were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1,590 shares of new common stock to Mutual Series, the issuance of an additional 108 shares of new common stock to John J. Lee, the Company's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan. Following the second closing under the standby purchase agreement on April 6, 1995, the Company had a total of 18,101 shares of common stock issued and outstanding.

  The Reorganization Plan also provided for the settlement of certain claims by the issuance of an additional $200 of new common stock, valued at a price equal to the average of the daily average prices of the Company's common stock for the 20 trading days beginning April 26, 1995. The issuance of these 40 shares had not yet occurred as of July 2, 1995.

  On February 9, 1995, the Company paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. Reinstated liabilities have been reclassified from "liabilities subject to disposition in bankruptcy reorganization" to the appropriate liability captions of the condensed consolidated balance sheet as of July 2, 1995. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series in connection with the standby purchase commitment; and (d) borrowings under the Revolving Credit Facility.

BANKRUPTCY REORGANIZATION EXPENSES
  Professional fees and other costs directly related to bankruptcy proceedings are expensed as incurred, and have been reflected in the condensed consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses have consisted primarily of professional fees paid to legal and financial advisors of the Company, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses have included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by SOP 90-7. The resolution of certain remaining bankruptcy-related issues, including the final settlement of disputed claims and professional fees, has resulted in the generation of expenses after the effective date of the Reorganization Plan.

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



NOTE 5 - INVENTORIES

  Inventories as of July 2, 1995 and December 31, 1994 were:

-------------------------------------------------------------------------------
                                                         7/2/95     12/31/94
-------------------------------------------------------------------------------
Raw materials                                          $ 20,371     $ 18,846
Work in progress                                         13,704       11,182
Finished goods                                           17,726       16,270
Supplies                                                  1,433        1,066
-------------------------------------------------------------------------------
Total inventories                                      $ 53,234     $ 47,364
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

  Notes payable and capital lease obligations as of July 2, 1995 and December 31, 1994 were:

-------------------------------------------------------------------------------
                                                           7/2/95     12/31/94
-------------------------------------------------------------------------------
Revolving Credit Facility (see Note 3)                   $ 24,413           --
Debtor-in-possession credit facility                           --     $  4,189
Prepetition revolving credit agreement                         --       12,000
10.12% senior notes originally due 1998                        --       30,000
7% convertible subordinated debentures due 2011            25,625       25,625
Obligations under IDRB variable rate demand notes
   due through 2024, net                                   12,010       13,310
Various U.S. notes payable and capital lease
   obligations                                              2,957        4,296
Various notes payable and capital lease obligations
   of European subsidiaries                                20,847       20,119
-------------------------------------------------------------------------------
Total notes payable and capital lease obligations          85,852      109,539
Less amount subject to disposition in bankruptcy
   reorganization                                              --      (80,815)
-------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net   $ 85,852     $ 28,724
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                           7/2/95     12/31/94
-------------------------------------------------------------------------------
Notes payable and current maturities of long-term
   liabilities, net                                      $ 45,000     $ 12,720
Long-term notes payable and capital lease
   obligations, net                                        40,852       16,004
-------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net   $ 85,852     $ 28,724
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES

  During late 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. The Company continued to reserve for the deferred income tax assets generated by the pre-tax losses incurred during 1994 and 1995. Primarily as a result of state income taxes and taxable income for certain European entities, the Company recorded provisions for income taxes of $1,094 and $426 for the second quarters of 1995 and 1994, respectively, and $1,604 and $704 for the year-to-date periods ended July 2, 1995 and July 3, 1994, respectively.


NOTE 8 - DISCONTINUED OPERATIONS

  The Company intensified its efforts to sell the resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company completed the sale of its European resins business on December 29, 1994 (see Note 4), and believes that the sale of its U.S. resins business will be arranged on acceptable terms. Accordingly, the resins business is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

  Net sales of the discontinued resins business were $2,107 and $8,428 for the second quarters of 1995 and 1994, respectively, and $4,175 and $16,159 for the year-to-date periods ended July 2, 1995 and July 3, 1994, respectively.

  Net assets of the discontinued resins business as of July 2, 1995 and December 31, 1994 were:


-------------------------------------------------------------------------------
                                                           7/2/95     12/31/94
-------------------------------------------------------------------------------
Current assets                                           $  3,381     $  3,970
Current liabilities                                        (4,732)      (4,591)
Non-current assets                                          3,506        3,621
Long-term liabilities                                          --           --
-------------------------------------------------------------------------------
Net assets                                               $  2,155     $  3,000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER
  Net income for the second quarter of 1995 was $1.8 million or $0.10 per share, including bankruptcy reorganization expenses of $0.8 million. This compares with a net loss for the second quarter of 1994 of $4.4 million or $0.60 per share, including bankruptcy reorganization expenses of $4.6 million. There were approximately 18.0 million shares outstanding during the second quarter of 1995, reflecting the results of the Company's recently completed equity offering, versus 7.3 million shares in the second quarter of 1994.

  Net sales were $91.0 million for the second quarter of 1995, a 7% increase over net sales of $85.0 million for the second quarter of 1994. Gross margin was $18.1 million for the 1995 quarter, or 19.8% of sales, compared with $14.2 million for the 1994 quarter, or 16.7% of sales. The increase in second quarter sales and gross margin reflects improvements in several of the Company's markets, especially in Europe, as well as the beneficial impact of the Company's restructuring activities. The sales increase is also attributable to the decline in the U.S. dollar relative to other major currencies; over 40% of the Company's sales are to international markets. Sales and gross margin were higher for the Company's composites and fabrics businesses. Honeycomb sales were slightly lower, reflecting the sale of the Chandler, Arizona manufacturing facility in the fourth quarter of 1994, but gross margin improved.

  Operating income was $5.9 million for the 1995 quarter and $2.4 million for the same period of 1994. The improvement in operating income is the result of higher sales and improved gross margin. Marketing, general and administrative expenses were nearly unchanged.

  Income from continuing operations for the second quarter of 1995 was $2.0 million or $0.11 per share, including $2.1 million of interest expenses and a $1.1 million provision for income taxes, as well as bankruptcy reorganization expenses. The loss from continuing operations for the second quarter of 1994 was $4.9 million or $0.67 per share, including interest expenses of $2.3 million, a provision for income taxes of $0.4 million, and the expenses of bankruptcy proceedings. The 1995 and 1994 quarterly tax provisions are primarily the result of taxable income for certain European entities and state income taxes.

YEAR-TO-DATE
  The net loss for the first half of 1995 was $0.7 million or $0.05 per share, including bankruptcy reorganization expenses of $3.0 million. The net loss for the comparable period of 1994 was $9.4 million or $1.29 per share, including bankruptcy reorganization expenses of $6.9 million. There were 13.4 million weighted average shares and equivalent shares during the 1995 period, compared with 7.3 million during the 1994 period.

  For the first half of 1995, net sales were $176.2 million, compared with $162.6 million for the first half of 1994. The 1995 year-to-date gross margin was $32.9 million, or 18.6% of sales. Gross margin for the same period of 1994 was $25.8 million, or 15.9% of sales. The year-to-date increases in sales and gross margin reflect improvements in each of the first two quarters of 1995 over the same quarters of 1994, and are attributable to the same factors noted above.

  Operating income was $8.6 million for the year-to-date ended July 2, 1995 and $2.1 million for the same period of 1994. The loss from continuing operations was $0.4 million or $0.03 per share for the 1995 period, versus $10.2 million or $1.40 per share for the comparable period of 1994. The reduction in the 1995 loss from continuing operations is attributable to lower bankruptcy reorganization expenses as well as the improvement in operating income. As previously reported, Hexcel emerged from bankruptcy reorganization proceedings on February 9, 1995.

PROPOSED ACQUISITION

  On July 11, 1995, the Company entered into a non-binding letter of intent with Ciba-Geigy Limited. Pursuant to the terms of the letter of intent, the Company proposes to acquire Ciba's Composites Division in exchange for: (a) newly issued shares of the Company's common stock such that Ciba's percentage ownership of the Company's outstanding common stock will be approximately 49.9% after giving effect to the transaction; and (b) additional consideration consisting of cash and other Company securities to compensate for debt and certain other liabilities in excess of such amounts carried by Ciba's Composites Division. The total value of such consideration is currently estimated at approximately $80.0 million, but is subject to various adjustments. The letter of intent also contemplates certain standstill and governance provisions relating to Ciba's ownership of the Company's stock.

  Ciba's Composites Division supplies lightweight, high-strength materials and structures to the aerospace and other industries. The Composites Division, which operates in more than 20 countries, had 1994 worldwide sales of approximately $293.0 million. The proposed acquisition of Ciba's Composites Division, if consummated, would expand the Company's range of product lines and increase its presence in international markets.

  The proposed transaction is subject to significant conditions, including, among others: (a) the negotiation and execution of definitive agreements; (b) Hart-Scott-Rodino, European antitrust, security clearance and other material governmental, regulatory and/or third party approvals; (c) approval by the Company's shareholders; and (d) the Company's receipt of adequate financing on commercially reasonable terms. There can be no assurance that the Company and Ciba will enter into definitive agreements with respect to the proposed acquisition or, if definitive agreements are entered into, that the transactions contemplated thereby will be consummated. A copy of the letter of intent was filed as an exhibit to the Company's current report on Form 8-K dated July 14, 1995.


BANKRUPTCY REORGANIZATION

  On February 9, 1995, the Company's Reorganization Plan became effective and Hexcel emerged from bankruptcy reorganization proceedings. The Reorganization Plan provided for: (a) the replacement of a debtor-in-possession credit facility with a new revolving credit facility of up to $45.0 million; (b) the creation of an amended reimbursement agreement with respect to the letters of credit which support certain industrial development revenue bonds; (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series purchased 1.9 million shares of new common stock for $9.0 million and loaned the Company $41.0 million as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

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


CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES
  The Reorganization Plan which became effective on February 9, 1995 provided for a new revolving credit facility of up to $45.0 million. The Revolving Credit Facility is a three-year facility which is available to fund distributions to creditors under the Reorganization Plan as well as related transaction costs, and to provide for the ongoing working capital needs of the Company and other general corporate purposes, including restructuring activities. The amount available for borrowing is based primarily on eligible U.S. assets, as defined in the agreement, and is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of its shares in the capital stock of the Company's European subsidiaries. In addition, the Revolving Credit Facility is subject to a number of financial covenants and other restrictions. As of July 2, 1995, the amount available for borrowing was $45.0 million, and the amount utilized totaled $26.4 million.

  The Company's European subsidiaries also possess various credit facilities which are available to finance the activities of those subsidiaries but are generally unavailable to finance the Company's U.S. operations. These credit facilities totaled $33.7 million as of July 2, 1995, and outstanding borrowings under these facilities totaled $20.8 million at that date.

  The proceeds from the subscription rights offering and standby purchase agreement with Mutual Series, as well as proceeds from the Chandler and European resins transactions, were utilized to fund distributions to creditors under the Reorganization Plan during the first quarter of 1995. Management expects that the financial resources of the Company, including the Revolving Credit Facility and credit facilities available to European subsidiaries, will be sufficient to finance the Company's operations and restructuring activities through the end of 1995. However, in order to comply with certain financial ratio covenants of the Revolving Credit Facility the Company is required to achieve certain higher levels of financial performance.

The Company has been in compliance with the terms of the Revolving Credit Facility through the second quarter of 1995, and management believes that continued compliance will be achieved.

  The proposed acquisition of Ciba's Composites Division will require additional funding and is contingent upon, among other things, the Company's receipt of adequate financing on commercially reasonable terms. This could involve the replacement of certain of the Company's existing credit facilities, including the Revolving Credit Facility, with new financing sufficient to fund the cash consideration to be paid to Ciba, the expanded working capital requirements of the combined company, and the expected costs of consolidating Ciba's Composites Division into the Company's existing business.

CASH FLOWS AND WORKING CAPITAL
  During the first half of 1995, the Company's continuing operating activities used $12.0 million of cash. Earnings before interest, taxes, depreciation and amortization were $14.4 million, but the Company incurred $4.4 million in interest expenses and $3.0 million of bankruptcy reorganization expenses. In addition, the Company paid $4.6 million in restructuring costs and experienced a net increase in accounts receivable and inventories, largely as a result of higher sales levels. The primary restructuring activities during the period were the consolidation of certain honeycomb manufacturing operations at the Company's Casa Grande, Arizona facility, which is now largely complete, and continued implementation of a new management information system to meet the needs of the restructured Company.

  The Company's continuing operating activities used $10.0 million of cash in the first half of 1994. Earnings before interest, taxes, depreciation and amortization were $9.5 million, while interest and bankruptcy reorganization expenses totaled $11.7 million. Cash restructuring costs of $5.4 million and other working capital changes accounted for the remaining net cash usage.

  Working capital was $18.0 million as of July 2, 1995, compared with an excess of current liabilities over current assets of $23.0 million at December 31, 1994. The change reflects the payment of allowed claims pursuant to the Reorganization Plan and increases in accounts receivable and inventories, partially offset by the collection of receivables arising from the Chandler and European resins transactions. The cash generated by these transactions was used to fund distributions to creditors under the Reorganization Plan.

CAPITAL EXPENDITURES
  Capital expenditures were $4.6 million for the first half of 1995, compared with $1.1 million for the same period of 1994. The increase is due to the requirement to purchase certain equipment in connection with the consolidation of certain honeycomb manufacturing operations, noted above, as well as other manufacturing expenditures which had been deferred as a result of bankruptcy reorganization proceedings. The Company expects capital expenditures to be higher throughout 1995 than in 1994.

                           PART II.  OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits:

               11.  Statement Regarding Computation of Per Share Earnings

               27.  Financial Data Schedules (electronic filing only)

          (b)  Reports on Form 8-K:

               Current report on Form 8-K dated July 14, 1995 relating to the Company's proposed acquisition of the Composites Division of Ciba-Geigy Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                                  HEXCEL CORPORATION
                                                     (Registrant)

   August 7, 1995                                 /s/ Wayne C. Pensky
------------------------                     -----------------------------
       (Date)                                Wayne C. Pensky, Controller
                                             Chief Accounting Officer
                                             Authorized Officer