Form 10-Q
period 1995-10-01
HEXCEL CORP /DE/
filed 1995-11-13
CIK 717605

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                            -------------------------
                                    FORM 10-Q

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended October 1, 1995
                                       or
     / /    Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the transition period from       to
                                                  -----    ----

                          Commission File Number 1-8472
                              --------------------

                               HEXCEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                             94-1109521
     (STATE OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       Registrant's telephone number, including area code:  (510) 847-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                              ---------       ---------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes   X        No
   -------       ------

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                Outstanding at November 3, 1995
           ------------            -------------------------------
           COMMON STOCK                       18,093,903

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                            PAGE
PART I.        FINANCIAL INFORMATION

               -    Condensed Consolidated Statements of
                    Operations -- The Quarter and Year-to-Date
                    Ended October 1, 1995 and October 2, 1994                 2

               -    Condensed Consolidated Balance Sheets --
                    October 1, 1995 and December 31, 1994                     3

               -    Condensed Consolidated Statements of
                    Cash Flows -- The Year-to-Date
                    Ended October 1, 1995 and October 2, 1994                 4

               -    Notes to Condensed Consolidated
                    Financial Statements                                      5

               -    Management Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               11

PART II.            OTHER INFORMATION                                        17

SIGNATURES                                                                   18

EXHIBIT                                                                      19

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------
                                                                        UNAUDITED
----------------------------------------------------------------------------------------------------
                                                  THE QUARTER ENDED           THE YEAR-TO-DATE ENDED
                                             -------------------------     -------------------------
                                             OCTOBER 1,     October 2,     OCTOBER 1,     October 2,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              1995           1994           1995           1994
----------------------------------------------------------------------------------------------------
Net sales                                     $  81,366      $  74,434     $  257,544     $  237,080

Cost of sales                                   (65,478)       (62,833)      (208,806)      (199,631)
----------------------------------------------------------------------------------------------------

Gross margin                                     15,888         11,601         48,738         37,449

Marketing, general and
  administrative expenses                       (11,358)       (10,850)       (35,630)       (34,441)
Other income (expenses)                             600         (8,033)           600         (8,146)
----------------------------------------------------------------------------------------------------

Operating income (loss)                           5,130         (7,282)        13,708         (5,138)
Interest expenses                                (2,260)        (2,336)        (6,702)        (7,086)
Bankruptcy reorganization expenses                 (410)        (5,036)        (3,361)       (11,945)
----------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
  before income taxes                             2,460        (14,654)         3,645        (24,169)
Provision for income taxes                         (899)          (665)        (2,503)        (1,369)
----------------------------------------------------------------------------------------------------

        Income (loss) from continuing
          operations                              1,561        (15,319)         1,142        (25,538)

Discontinued operations:
  Income from operations, net of provision
    for income taxes of $126 and $441
    for the quarter and year-to-date
    ended October 2, 1994, respectively               -            216             -             989
  Losses during phase-out period                   (171)        (2,836)          (468)        (2,836)
----------------------------------------------------------------------------------------------------

        Net income (loss)                     $   1,390      $ (17,939)    $      674     $  (27,385)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Net income (loss) per share and
  equivalent share:
Primary and fully diluted:
  Continuing operations                       $    0.09      $   (2.09)    $     0.08     $    (3.50)
  Discontinued operations                         (0.01)         (0.36)         (0.03)         (0.25)
----------------------------------------------------------------------------------------------------

        Net income (loss)                     $    0.08      $   (2.45)    $     0.05     $    (3.75)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Weighted average shares and equivalent
  shares                                         18,094          7,310         14,958          7,310
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                                UNAUDITED
                                                       -------------------------
                                                       OCTOBER 1,   December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1995           1994
--------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                               $        -     $      931
    Receivables from asset sales                                -         29,340
    Accounts receivable                                    66,207         64,136
    Inventories                                            55,155         47,364
    Prepaid expenses                                        2,725          3,581
    Net assets of discontinued operations                   1,984          3,000
--------------------------------------------------------------------------------

        Total current assets                              126,071        148,352
--------------------------------------------------------------------------------

Property, plant and equipment                             198,414        186,328
Less accumulated depreciation                             114,888        103,215
--------------------------------------------------------------------------------

        Net property, plant and equipment                  83,526         83,113
--------------------------------------------------------------------------------

Investments and other assets                               15,462         11,992
--------------------------------------------------------------------------------

        Total assets                                   $  225,059     $  243,457
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable and current maturities of
      long-term liabilities                          $     45,532    $    12,720
    Accounts payable                                       22,303         18,163
    Accrued liabilities                                    42,339         43,399
    Liabilities subject to disposition in
      bankruptcy reorganization                                 -         97,025
--------------------------------------------------------------------------------

        Total current liabilities                         110,174        171,307
--------------------------------------------------------------------------------

Long-term liabilities, less current
  maturities                                               68,226         37,283
Liabilities subject to disposition in
  bankruptcy reorganization                                     -         40,752
--------------------------------------------------------------------------------

Shareholders' equity (deficit):
    Common stock, $0.01 par value, authorized 40,000
        shares, shares issued and outstanding of
        18,094 in 1995 and 7,301 in 1994                      181             73
    Additional paid-in capital                            111,257         62,626
    Accumulated deficit                                   (72,040)       (72,714)
    Minimum pension obligation adjustment                    (137)          (137)
    Cumulative currency translation adjustment              7,398          4,267
--------------------------------------------------------------------------------

        Total shareholders' equity (deficit)               46,659         (5,885)
--------------------------------------------------------------------------------

        Total liabilities and shareholders'
          equity (deficit)                          $     225,059    $   243,457
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                                       UNAUDITED
                                                                             ----------------------------
                                                                             OCTOBER 1,        October 2,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                                             1995               1994
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $     1,142       $    (25,538)
Reconciliation to net cash used by continuing operations:
    Depreciation and amortization                                                8,691             10,522
    Cash used in restructuring activities                                       (6,593)            (7,672)
    Working capital changes and other                                          (12,363)            17,883
---------------------------------------------------------------------------------------------------------

        Net cash used by continuing operations                                  (9,123)            (4,805)
        Net cash provided (used) by discontinued operations                        548             (2,436)
---------------------------------------------------------------------------------------------------------

        Net cash used by operating activities                                   (8,575)            (7,241)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                        (6,836)            (3,057)
    Proceeds from equipment sold                                                    17                 41
    Proceeds from sale of Chandler, Arizona manufacturing facility and
        certain related assets and technology                                   26,694                  -
    Proceeds from sale of discontinued European resins business                  2,602                  -
---------------------------------------------------------------------------------------------------------

        Net cash provided (used) by investing activities                        22,477             (3,016)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                     4,117                  -
    Payments of long-term debt                                                  (7,507)            (7,832)
    Proceeds (payments) of short-term debt, net                                 18,612              8,039
    Proceeds from issuance of common stock                                      48,739                  -
    Payments of allowed claims pursuant to the Reorganization Plan             (78,144)                 -
---------------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                       (14,183)               207
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                           (650)              (199)
---------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                              (931)           (10,249)
Cash and equivalents at beginning of year                                          931             11,348
---------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                      $         -       $      1,099
---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries (the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of October 1, 1995, and the results of operations for the quarters and year-to-date periods ended October 1, 1995 and October 2, 1994, and the cash flows for the year-to-date periods ended October 1, 1995 and October 2, 1994. The condensed consolidated balance sheet of the Company as of December 31, 1994 was derived from the audited 1994 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1995 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. See Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11.

     As discussed in Note 5, Hexcel Corporation (a Delaware corporation, "Hexcel") operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from December 6, 1993 until February 9, 1995, when the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective. Consequently, the condensed consolidated balance sheet as of December 31, 1994 has been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7"). Hexcel did not meet the criteria set forth in SOP 90-7 for "fresh-start reporting" upon emerging from bankruptcy reorganization proceedings.


NOTE 2 - PROPOSED ACQUISITION OF THE CIBA COMPOSITES BUSINESS

     On September 29, 1995, the Company entered into a definitive agreement (the "Strategic Alliance Agreement") with Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), to acquire Ciba's global Composites Division (the "Ciba Composites Business"). The Ciba Composites Business includes Ciba's composites, structures and interiors, fabrics, laminates, prepregs, adhesive films, honeycomb core, sandwich panels and fabricated components businesses. The terms of the Strategic Alliance Agreement are consistent with the previously announced Letter of Intent entered into on July 11, 1995 between the Company and Ciba. Pursuant to the Strategic Alliance Agreement, the Company will acquire the assets (including the stock of certain of Ciba's non-U.S. subsidiaries) and assume the liabilities of the Ciba Composites Business (other than certain excluded assets and liabilities), in exchange for which Ciba and CGC will receive, in the aggregate: (a) newly issued shares of the Company's common stock representing 49.9% of its outstanding common stock after giving effect to such issuance; (b) $25,000 in cash; and (c) senior subordinated debt in an aggregate principal amount to be determined after closing (the amount of which is currently estimated to be approximately $45,000 to $50,000, subject to adjustment based on certain non-operating liabilities of the Company in excess of such amounts carried on the balance sheet of the Ciba Composites Business, changes in the working capital of the Company and the Ciba Composites Business prior to closing, and certain other valuation factors).

     Consummation of the transaction is subject to significant conditions, including, among others: (a) certain antitrust and security clearance approvals; (b) approval by the Company's stockholders of the issuance of the Company's common stock to Ciba and an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 40,000 to 100,000; (c) listing of the shares of the Company's common stock to be issued to Ciba on the New York Stock Exchange; (d) the Company's receipt of adequate financing on commercially reasonable terms; (e) the absence of any material adverse change in the business or financial condition of the Company or the Ciba Composites Business; and (f) the execution and delivery of certain ancillary agreements. The waiting period under the Hart-Scott-Rodino Act with respect to the transaction expired on September 25, 1995.

     The Strategic Alliance Agreement contemplates that the Company and Ciba will enter into a governance agreement (the "Governance Agreement") at closing. The Governance Agreement will contain certain standstill and governance provisions designed to restrict Ciba's ability to control the Company and to protect the Company's public stockholders. Pursuant to such provisions, the Company's Board of Directors will consist of 10 directors, initially including four directors designated by Ciba ("Ciba Directors"), John J. Lee (the Company's current Chief Executive Officer, who will become Chairman of the Board), Juergen Habermeier (the current President of the Ciba Composites Business, who will become the Company's President and Chief Operating Officer) and four additional directors who are independent of Ciba. Such provisions also: (a) require the approval of at least one non-Ciba director for the taking of any action by the Board of Directors; (b) limit Ciba's ability to dispose of or acquire additional shares of the Company's common stock; and (c) provide certain protections to the Company's public stockholders in connection with any future acquisition of the Company. The Governance Agreement also provides initially that: (a) the approval of at least one Ciba Director is required for the Company's Board of Directors to take any action; and (b) the approval of a majority of the Ciba Directors is required for the taking of certain significant actions. The Governance Agreement further provides Ciba with certain preemptive rights upon certain issuances of equity securities by the Company.


NOTE 3 - PROCEEDS FROM THE CHANDLER TRANSACTION

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

     Under the terms of the Chandler transaction, the Company retained a royalty-free, non-exclusive license to use the technology sold in non-military applications and will receive royalties from Northrop on certain applications of that technology. In addition, the Company may receive up to an additional $2,300 pursuant to the terms of the transaction, when certain conditions are satisfied. Of this amount, $600 was received in the third quarter of 1995 and has been reflected in "other income" in the accompanying condensed consolidated statements of operations for the quarter and year-to-date periods ended October 1, 1995. The payment of all or a portion of the remaining $1,700 will result in the recognition of additional income, when such amount is received.


NOTE 4 - DIVESTITURE OF THE RESINS BUSINESS

     The Company intensified its efforts to sell the resins business, comprised of operations in Europe and the U.S., during 1994. As a result of those efforts, the Company sold its European resins operations to Axson S.A., a French corporation, in the fourth quarter of 1994. The sale and related settlement transactions generated net cash proceeds of $8,727, of which $6,125 was received in the fourth quarter of 1994 and $2,602 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the condensed consolidated balance sheet as of December 31, 1994.

     The Company sold its U.S. resins operations to Fiber-Resin Corporation, a wholly owned subsidiary of H.B. Fuller Company, on October 30, 1995. The estimated net proceeds from the sale are expected to approximate the net book value of the assets sold. The sale of the Company's U.S. resins operations completes the divestiture of the resins business, which has been accounted for as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

     Net sales of the discontinued resins business were $2,100 and $7,684 for the third quarters of 1995 and 1994, respectively, and $6,275 and $23,843 for the year-to-date periods ended October 1, 1995 and October 2, 1994, respectively.

     Net assets of the discontinued resins business as of October 1, 1995 and December 31, 1994 were:
-------------------------------------------------------------------------------

                                                   10/1/95      12/31/94
-------------------------------------------------------------------------------
Current assets                                     $ 3,110      $ 3,970
Current liabilities                                 (4,577)      (4,591)
Non-current assets                                   3,451        3,621
Long-term liabilities                                   --           --
-------------------------------------------------------------------------------
Net assets                                         $ 1,984      $ 3,000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 5 - BANKRUPTCY REORGANIZATION

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

     The Reorganization Plan also provided for the settlement of certain claims by the issuance of an additional $200 of new common stock, valued at a price equal to the average of the daily average prices of the Company's common stock for the 20 trading days beginning April 26, 1995. The issuance of these 40 shares had not yet occurred as of October 1, 1995.

     On February 9, 1995, the Company paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. Reinstated liabilities have been reclassified from "liabilities subject to disposition in bankruptcy reorganization" to the appropriate liability captions of the condensed consolidated balance sheet as of October 1, 1995. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series in connection with the standby purchase commitment; and (d) borrowings under the Revolving Credit Facility.

BANKRUPTCY REORGANIZATION EXPENSES
     Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the condensed consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses have consisted primarily of professional fees paid to legal and financial advisors of the Company, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses have included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by SOP 90-7. The resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in expenses being incurred after the effective date of the Reorganization Plan. The Company does not expect to incur any bankruptcy-related expenses subsequent to October 1, 1995.


NOTE 6 - INVENTORIES

     Inventories as of October 1, 1995 and December 31, 1994 were:

-------------------------------------------------------------------------------
                                                   10/1/95      12/31/94
-------------------------------------------------------------------------------
Raw materials                                     $ 21,754     $ 18,846
Work in progress                                    13,981       11,182
Finished goods                                      17,870       16,270
Supplies                                             1,550        1,066
-------------------------------------------------------------------------------
Total inventories                                 $ 55,155     $ 47,364
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE

     Notes payable and capital lease obligations as of October 1, 1995 and December 31, 1994 were:

-------------------------------------------------------------------------------
                                                   10/1/95      12/31/94
-------------------------------------------------------------------------------
Revolving Credit Facility (see Note 5)            $ 26,085           --
Debtor-in-possession credit facility                    --    $   4,189
Prepetition revolving credit agreement                  --       12,000
10.12% senior notes originally due 1998                 --       30,000
7% convertible subordinated debentures due 2011     25,625       25,625
Obligations under IDRB variable rate demand
   notes due through 2024, net                      11,810       13,310
Various U.S. notes payable and capital lease
   obligations                                       2,895        4,296
Various notes payable and capital lease
   obligations of European subsidiaries             19,107       20,119
-------------------------------------------------------------------------------
Total notes payable and capital lease
   obligations                                      85,522      109,539
Less amount subject to disposition in
   bankruptcy reorganization                            --      (80,815)
-------------------------------------------------------------------------------
Total notes payable and capital lease
   obligations, net                               $ 85,522     $ 28,724
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                   10/1/95      12/31/94
-------------------------------------------------------------------------------
Notes payable and current maturities of
   long-term liabilities, net                     $ 45,532     $ 12,720
Long-term notes payable and capital lease
   obligations, net                                 39,990       16,004
-------------------------------------------------------------------------------
Total notes payable and capital lease
   obligations, net                               $ 85,522     $ 28,724
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

     During late 1993, substantial uncertainty developed as to the realization of the Company's deferred income tax assets. Consequently, those assets were fully reserved as of December 31, 1993. The Company continued to reserve for the deferred income tax assets generated by the pre-tax losses incurred during 1994 and 1995. Primarily as a result of state income taxes and taxable income for certain European entities, the Company recorded provisions for income taxes of $899 and $665 for the third quarters of 1995 and 1994, respectively, and $2,503 and $1,369 for the year-to-date periods ended October 1, 1995 and October 2, 1994, respectively.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER
     Net income for the third quarter of 1995 was $1.4 million or $0.08 per share. This compares with a net loss for the third quarter of 1994 of $17.9 million or $2.45 per share. The net loss for the third quarter of 1994 includes other expenses of $8.0 million related to the Company's joint venture in Japan, bankruptcy reorganization expenses of $5.0 million, and a loss from discontinued operations of $2.6 million. There were approximately 18.1 million shares outstanding during the third quarter of 1995, versus 7.3 million shares in the third quarter of 1994.

     Net sales were $81.4 million for the third quarter of 1995, a 9% increase over net sales of $74.4 million for the third quarter of 1994. Gross margin was $15.9 million for the 1995 quarter, or 19.5% of sales, compared with $11.6 million for the 1994 quarter, or 15.6% of sales. The increase in third quarter sales and gross margin follows similar increases in the first and second quarters of the year. Sales of advanced composites and reinforcement fabrics remained above 1994 levels, with much of the improvement coming from the recreation and general industrial markets in both the U.S. and Europe.
Honeycomb sales were down slightly, reflecting the sale of the Chandler, Arizona manufacturing facility in the fourth quarter of 1994. Changes in currency exchange rates also contributed to higher sales, as over 40% of the Company's sales are to international markets. The increase in gross margin is the result of both higher sales and reduced costs. Gross margin improved in each of the Company's businesses, although the gross margin of the honeycomb business did not improve as much as anticipated.

     Operating income was $5.1 million for the 1995 quarter compared with an operating loss of $7.3 million for the same period of 1994. The difference is primarily attributable to the $8.0 million joint venture provision recorded in the third quarter of 1994, and to higher sales and gross margin in the third quarter of 1995. In addition, the 1995 quarter includes $0.6 million of other income received in connection with last year's sale of the Chandler, Arizona manufacturing facility.

     Income from continuing operations for the third quarter of 1995 was $1.6 million or $0.09 per share, including $2.3 million of interest expenses, $0.4 million of bankruptcy reorganization expenses, and a $0.9 million provision for income taxes. The loss from continuing operations for the third quarter of 1994 was $15.3 million or $2.09 per share, including interest expenses of $2.3 million and a provision for income taxes of $0.7 million, as well as the expenses of bankruptcy proceedings. Hexcel emerged from bankruptcy reorganization proceedings on February 9, 1995, and the Company does not expect to incur any further bankruptcy-related expenses. The 1995 and 1994 quarterly tax provisions are primarily the result of taxable income for certain European entities and state income taxes.

YEAR-TO-DATE
     Net income for the year-to-date ended October 1, 1995 was $0.7 million or $0.05 per share, including other income of $0.6 million, bankruptcy reorganization expenses of $3.4 million, and a loss from discontinued operations of $0.5 million. The net loss for the comparable period of 1994 was $27.4 million or $3.75 per share, including other expenses of $8.1 million, bankruptcy reorganization expenses of $11.9 million, and a loss from discontinued operations of $1.8 million. There were 15.0 million weighted average shares and equivalent shares during the 1995 period, compared with 7.3 million during the 1994 period.

     For the first three quarters of 1995, net sales were $257.5 million, compared with $237.1 million for the first three quarters of 1994. The 1995 year-to-date gross margin was $48.7 million, or 18.9% of sales. Gross margin for the same period of 1994 was $37.4 million, or 15.8% of sales. The year-to-date increases in sales and gross margin reflect improvements in each of the first three quarters of 1995 over the same quarters of 1994, and are attributable to the same factors noted above.

     Operating income was $13.7 million for the year-to-date ended October 1, 1995, versus an operating loss of $5.1 million for the same period of 1994. The 1994 loss includes the $8.0 million provision related to the Company's Japanese joint venture. Income from continuing operations was $1.1 million or $0.08 per share for the 1995 period, compared with a loss from continuing operations of $25.5 million or $3.50 per share for the comparable period of 1994. The improvement from 1994 to 1995 is largely due to higher operating income and a substantial reduction in bankruptcy reorganization expenses.

     In connection with the subscription rights offering pursuant to Hexcel's Reorganization Plan, the Company disseminated an information statement (the "Information Statement") dated February 15, 1995 to stockholders of record as of February 9, 1995. The Information Statement contained certain projected financial information with respect to the Company, including projected net income for the year ending December 31, 1995 of approximately $4.6 million.
This projection of 1995 net income reflected numerous assumptions which the Company considered reasonable in light of the circumstances at that time. As a result of slower than anticipated improvement in the operating results of the Company's honeycomb business, lower than expected income in connection with the sale of the Company's Chandler, Arizona manufacturing facility, and higher than expected bankruptcy reorganization costs, the Company does not expect to earn the $4.6 million in net income that had been projected back in February. The Company currently anticipates 1995 net income to be approximately $2.5 million, excluding any impact of the Company's proposed acquisition of the Ciba Composites Business.


PROPOSED ACQUISITION OF THE CIBA COMPOSITES BUSINESS

     On September 29, 1995, the Company entered into the Strategic Alliance Agreement with Ciba and CGC, to acquire the Ciba Composites Business. The Ciba Composites Business includes Ciba's composites, structures and interiors, fabrics, laminates, prepregs, adhesive films, honeycomb core, sandwich panels and fabricated components businesses. The terms of the Strategic Alliance Agreement are consistent with the previously announced Letter of Intent entered into on July 11, 1995 between the Company and Ciba. Pursuant to the Strategic Alliance

Agreement, the Company will acquire the assets (including the stock of certain of Ciba's non-U.S. subsidiaries) and assume the liabilities of the Ciba Composites Business (other than certain excluded assets and liabilities), in exchange for which Ciba and CGC will receive, in the aggregate: (a) newly issued shares of the Company's common stock representing 49.9% of its outstanding common stock after giving effect to such issuance; (b) $25.0 million in cash; and (c) senior subordinated debt in an aggregate principal amount to be determined after closing (the amount of which is currently estimated to be approximately $45.0 to $50.0 million, subject to adjustment based on certain non-operating liabilities of the Company in excess of such amounts carried on the balance sheet of the Ciba Composites Business, changes in the working capital of the Company and the Ciba Composites Business prior to closing, and certain other valuation factors).

     Consummation of the transaction is subject to significant conditions, including, among others: (a) certain antitrust and security clearance approvals; (b) approval by the Company's stockholders of the issuance of the Company's common stock to Ciba and an amendment to the Company's certificate of incorporation increasing the number of authorized shares of Hexcel common stock from 40.0 million to 100.0 million; (c) listing of the shares of the Company's common stock to be issued to Ciba on the New York Stock Exchange;
(d) the Company's receipt of adequate financing on commercially reasonable terms; (e) the absence of any material adverse change in the business or financial condition of the Company or the Ciba Composites Business; and (f) the execution and delivery of certain ancillary agreements. The waiting period under the Hart-Scott-Rodino Act with respect to the transaction expired on September 25, 1995.

     The Strategic Alliance Agreement contemplates that the Company and Ciba will enter into the Governance Agreement at closing. The Governance Agreement will contain certain standstill and governance provisions designed to restrict Ciba's ability to control the Company and to protect the Company's public stockholders. Pursuant to such provisions, the Company's Board of Directors will consists of 10 directors, initially including four Ciba Directors, John J. Lee (the Company's current Chief Executive Officer, who will become Chairman of the Board), Juergen Habermeier (the current President of the Ciba Composites Business, who will become the Company's President and Chief Operating Officer) and four additional directors who are independent of Ciba. Such provisions also: (a) require the approval of at least one non-Ciba director for the taking of any action by the Board of Directors; (b) limit Ciba's ability to dispose of or acquire additional shares of the Company's common stock; and (c) provide certain protections to the Company's public stockholders in connection with any future acquisition of the Company. The Governance Agreement also provides initially that: (a) the approval of at least one Ciba Director is required for the Company's Board of Directors to take any action; and (b) the approval of a majority of the Ciba Directors is required for the taking of certain significant actions. The Governance Agreement further provides Ciba with certain preemptive rights upon certain issuances of equity securities by the Company.

     The Ciba Composites Business supplies lightweight, high-strength materials and structures to the aerospace and other industries. The Ciba Composites Business, which operates in more than 20 countries, had 1994 worldwide sales of approximately $293.0 million. The acquisition of the Ciba Composites Business, if consummated, would expand the Company's range of product lines and increase its presence in international markets.

     The Company has fixed November 27, 1995 as the record date for determining stockholders entitled to notice of and to vote at an annual meeting of stockholders for purposes of electing directors and approving, among other things, certain matters relating to the Company's proposed acquisition of the Ciba Composites Business. While a meeting date has not yet been set, the Company intends to hold the meeting during the last week of December 1995, subject to the completion by the Securities and Exchange Commission of its review of the proxy materials to be used by the Company in connection with the meeting.


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


CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES
     In connection with the Reorganization Plan which became effective on February 9, 1995, the Company obtained a new revolving credit facility of up to $45.0 million. The Revolving Credit Facility is a three-year facility which is available to provide for the ongoing working capital needs of the Company and other general corporate purposes, including restructuring activities. The amount available for borrowing is based primarily on eligible U.S. assets, as defined in the agreement, and is secured by substantially all of the U.S. assets of Hexcel, as well as the majority of its shares in the capital stock of the Company's European subsidiaries. In addition, the Revolving Credit Facility is subject to a number of financial covenants and other restrictions. As of October 1, 1995, the amount available for borrowing was $45.0 million, and the amount utilized totaled $27.7 million.

     The Company's European subsidiaries also possess various credit facilities which are available to finance the activities of those subsidiaries but are generally unavailable to finance the Company's U.S. operations. These credit facilities totaled $30.6 million as of October 1, 1995, and outstanding borrowings under these facilities totaled $19.1 million at that date.

     The proceeds from the subscription rights offering and standby purchase agreement with Mutual Series, the Chandler and European resins transactions, and the Revolving Credit Facility were utilized to fund distributions to creditors under the Reorganization Plan during the first quarter of 1995. Management expects that the financial resources of the Company, including the Revolving Credit Facility and credit facilities available to European subsidiaries, will be sufficient to finance the Company's present operations and restructuring activities. However, in order to comply with certain financial ratio covenants of the Revolving Credit Facility the Company is required to achieve certain higher levels of financial performance. The Company has been in compliance with the terms of the Revolving Credit Facility through the third quarter of 1995, and management believes that continued compliance will be achieved.

     The proposed acquisition of the Ciba Composites Business will require additional funding and is contingent upon, among other things, the Company's receipt of adequate financing on commercially reasonable terms. This is expected to involve the replacement of certain of the Company's existing credit facilities, including the Revolving Credit Facility, with new financing sufficient to fund the cash consideration to be paid to Ciba, the expanded working capital requirements of the combined company, and the expected costs of consolidating the Ciba Composites Business into the Company's existing operations.

CASH FLOWS AND WORKING CAPITAL
     During the first three quarters of 1995, the Company's continuing operating activities used $9.1 million of cash. Earnings before interest, taxes, depreciation and amortization were $22.4 million, but the Company incurred $6.7 million in interest expenses and $3.4 million of bankruptcy reorganization expenses. In addition, the Company paid $6.6 million in restructuring costs and experienced a net increase in accounts receivable and inventories totaling $9.9 million, largely as a result of higher sales levels. The primary restructuring activities during the period were the consolidation of certain honeycomb manufacturing operations at the Company's Casa Grande, Arizona facility, which is now largely complete, and continued implementation of a new management information system in the U.S.

     The Company's continuing operating activities used $4.8 million of cash in the first three quarters of 1994. Earnings before interest, taxes, depreciation and amortization were $5.4 million, but cash payments for restructuring costs and bankruptcy reorganization expenses, along with interest expenses and working capital changes, resulted in a net use of cash.

     Working capital was $15.9 million as of October 1, 1995, compared with an excess of current liabilities over current assets of $23.0 million at December 31, 1994. The change reflects the payment of allowed claims pursuant to the Reorganization Plan and increases in accounts receivable and inventories, partially offset by the collection of receivables arising from the Chandler and European resins transactions. The cash generated by these transactions was used to fund distributions to creditors under the Reorganization Plan.

CAPITAL EXPENDITURES
     Capital expenditures were $6.8 million for the first three quarters of 1995, compared with $3.1 million for the same period of 1994. The increase is due to purchases of equipment necessary to improve manufacturing processes, and to the deferral of expenditures during 1994 in connection with bankruptcy reorganization proceedings. The Company expects that capital expenditures will continue to increase above 1994 levels.

                           PART II.  OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibits:

                    11.  Statement Regarding Computation of Per Share Earnings

                    27.  Financial Data Schedules (electronic filing only)

               (b)  Reports on Form 8-K:

                    Current report on Form 8-K dated July 14, 1995 relating to the Company's proposed acquisition of the Ciba Composites Business.

                    Current report on Form 8-K dated October 13, 1995 relating to the Company's proposed acquisition of the Ciba Composites Business.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                                  HEXCEL CORPORATION
                                                      (Registrant)



     November 13, 1995                              /s/ Wayne C. Pensky
  -----------------------                         ----------------------
         (Date)                                    Wayne C. Pensky, Controller
                                                   Chief Accounting Officer
                                                   Authorized Officer