Form 10-K
period 1995-12-31
HEXCEL CORP /DE/
filed 1996-04-01
CIK 717605

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            ------------------------

                                   FORM 10-K
/x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                                       or
/ /         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the transition period from            to
                                                 ---------  --------
                          Commission File Number 1-8472
                          -----------------------------

                               HEXCEL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                         94-1109521
           (State of Incorporation)    (I.R.S. Employer Identification No.)

                          5794 W. Las Positas Boulevard
                       Pleasanton, California  94588-8781
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (510) 847-9500
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
         COMMON STOCK                         NEW YORK STOCK EXCHANGE
                                              PACIFIC STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                              ------     --------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value as of March 15, 1996 of voting stock held by nonaffiliates of the registrant: $162,227,491.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.
Yes       X    No
    -------      -------

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at March 15, 1996
             -----                         -----------------------------
         COMMON STOCK                               36,114,927

                      DOCUMENTS INCORPORATED BY REFERENCE:
   PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED
                              HEREIN) -- PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and subsidiaries (herein referred to as "Hexcel" or the "Company") is an international developer and manufacturer of lightweight, high-performance composite materials, parts and structures for use in the commercial aerospace, space and defense, recreation and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a partner in three joint ventures that manufacture and sell composite materials in the U.S. and Asia.

ACQUISITION OF THE CIBA COMPOSITES BUSINESS

     Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Ciba Composites Business"), on February 29, 1996. The Ciba Composites Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Ciba Composites Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain of Ciba's non-U.S. subsidiaries) and assumed the liabilities of the Ciba Composites Business other than certain excluded assets and liabilities, in exchange for: (a) approximately 18.0 million newly issued shares of Hexcel common stock; (b) $25.0 million in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43.0 million, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of Ciba's non-U.S. subsidiaries (the "Senior Demand Notes"). (The pro forma aggregate principal amount of the Senior Subordinated Notes as of December 31, 1995 was $27.4 million. See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.) Pursuant to the Strategic Alliance Agreement, certain assets of the Ciba Composites Business and certain assets of Ciba affiliates that will continue to act as distributors for the Ciba Composites Business will be acquired by the Company from time to time prior to February 28, 1997.

     In connection with the acquisition of the Ciba Composites Business, Hexcel obtained a new three-year revolving credit facility of up to $175.0 million (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company on a worldwide basis. Further discussion of the Senior Secured Credit

Facility is included in "Management Discussion and Analysis" and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Management expects that significant costs will be incurred in connection with combining the operations of Hexcel and the Ciba Composites Business, including costs of eliminating excess manufacturing capacity and redundant administrative and research and development activities, as well as the various costs of consolidating the information systems and other business activities of the two companies. Some of the costs associated with combining the two businesses, including certain costs to eliminate redundant administrative and research and development activities, will be incurred during 1996. The anticipated resulting benefits are expected to be realized shortly thereafter. However, other costs, including many of the costs to eliminate excess manufacturing capacity, are expected to be incurred over a period of as much as three years. This is attributable, in part, to aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on the Company's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. Accordingly, the costs and anticipated future benefits of eliminating excess manufacturing capacity are long-term in nature.

     The Board of Directors of Hexcel has not yet approved the plan for combining the operations of Hexcel and the Ciba Composites Business, but is expected to do so in the second quarter of 1996. Subject to the approval of the consolidation plan by the Board of Directors, management currently estimates that the cash costs of combining the two businesses could range from $35 million to $45 million, net of expected proceeds from asset sales which are expected to be received at the end of the consolidation process. (This range includes the estimated net cash cost to close the Anaheim manufacturing facility acquired as part of the Ciba Composites Business. The decision to close this facility was announced in the first quarter of 1996.) Management notes, however, that the actual cash costs of combining the two businesses could vary from current estimates due to the fact that the nature, timing and extent of certain consolidation activities is dependent on numerous factors.


     Management expects to record one or more charges to earnings for the estimated costs of certain business consolidation activities. The estimated costs of specific consolidation activities will be accrued in accordance with generally accepted accounting principles as those activities are determined and announced. Although the aggregate amount of the resulting charges to earnings has not yet been determined, management currently estimates that the amount could range from $40 million to $50 million, including noncash charges. However, the actual aggregate amount of such charges could vary from current estimates.

     The nature, timing and extent of consolidation activities will be determined, in part, by the factors described above and management's resulting evaluation of the probable economic and competitive benefits to be gained from specific consolidation activities. Management anticipates that the benefits to be realized from planned consolidation activities will be sufficient to justify the level of associated costs. However, some of the anticipated benefits are long-term in nature, and there can be no assurance that such benefits will actually be realized.

     Further discussion of the acquisition of the Ciba Composites Business is included in "Management Discussion and Analysis" and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

BANKRUPTCY REORGANIZATION

     On January 12, 1995, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order dated January 10, 1995 confirming the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee"). On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws.

     Further discussion of the Reorganization Plan and Hexcel's emergence from bankruptcy reorganization proceedings is included in "Management Discussion and Analysis" and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.


INDUSTRY SEGMENT

     Hexcel operates within a single industry segment: composite materials, parts and structures. The Company sells these materials, parts, and structures throughout the world. The net sales, income (loss) before income taxes, identifiable assets, capital expenditures, and depreciation and amortization for each geographic area for the past three years are included in Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.


BUSINESS

     As discussed above, Hexcel acquired the Ciba Composites Business on February 29, 1996. Prior to the acquisition, the Company was organized around worldwide research, manufacturing, marketing and administrative functions with global responsibility for all of the Company's product groups. Those product groups, which have historically been manufactured and marketed primarily in the U.S. and Europe, were comprised of reinforcement fabrics, prepregs and adhesives, and honeycomb, including structural products made from honeycomb.


     In connection with the acquisition of the Ciba Composites Business, Hexcel has been reorganized into strategic business units according to specific product groups and/or geographic areas. The research, manufacturing and marketing activities of each of the strategic business units are supported by global administrative functions such as human resources, finance and information systems, legal affairs, and research and technology coordination. The acquisition of the Ciba Composites Business provides the Company with additional manufacturing and marketing capabilities in its reinforcement fabrics, prepregs and adhesives, and honeycomb product groups, in geographically complementary areas. In addition, the acquisition expands the Company's range of product offerings to include structural parts and interiors, primarily for the commercial and military aerospace markets.

     The following is a description of Hexcel's new strategic business units, including their respective product groups and geographic areas, and the integrated manufacturing capabilities of the Company.

FABRICS


     The Fabrics business unit has worldwide responsibility for manufacturing and marketing reinforcement fabrics. The business unit operates manufacturing facilities in Les Avenieres, France; Lyon, France; and Seguin, Texas; and is responsible for Hexcel's participation in a joint venture with Owens-Corning Fiberglas Corporation.

     The Fabrics business unit produces woven reinforcement fabrics, without resin impregnation, from the same fibers Hexcel uses in prepregs. These fibers include several types of fiberglass as well as carbon, aramid, Thorstrand
- -Registered Trademark-, quartz, ceramic and other specialty reinforcements.

     Reinforcement fabrics are sold for use in numerous applications. These include aerospace, marine, automotive and recreation applications, as well as ballistics protection, printed circuit boards, metal and fume filtration systems, insulation, window coverings, and civil engineering and other general industrial applications.

     In addition, Hexcel owns a 50% interest in a joint venture with Owens-Corning Fiberglas Corporation. The Knytex joint venture, which was formed in June of 1993, sells multi-layer stitchbonded reinforcement fabrics which are stronger in all directions and generally lower cost than traditional woven fabrics. Knytex fabrics consist of multiple layers of reinforcement material, in varying orientations, which are stitched together to preserve the desired orientation of the various layers.

     Hexcel's net sales of reinforcement fabrics were $119.1 million in 1995, $94.8 million in 1994 and $93.0 million in 1993. As a result of the acquisition of the Ciba Composites Business on February 29, 1996, net sales of reinforcement fabrics are expected to increase in 1996. The Ciba Composites Business had net sales of reinforcement fabrics totaling approximately $23 million in 1995.

COMPOSITE MATERIALS

     The Composite Materials business unit, which is organized around U.S. and European markets, has worldwide responsibility for manufacturing and marketing prepregs, adhesives and honeycomb. The business unit operates manufacturing facilities in Welkenraedt, Belgium; Duxford and Swindon, England; Lyon, France; Casa Grande, Arizona; Anaheim, Dublin, and Livermore, California; and Lancaster, Ohio. (In the first quarter of 1996, Hexcel announced its decision to close the Anaheim facility and relocate certain production activities from Anaheim to other manufacturing sites.) Subject to the Company's acquisition of an Austrian subsidiary of Ciba as contemplated by the Strategic Alliance Agreement, the Composite Materials business unit will also operate a manufacturing facility in Linz, Austria. This business unit is also responsible for Hexcel's participation in a joint venture with Fyfe Associates Corporation.

     The following is a description of the major product groups manufactured and marketed by the Composite Materials business unit.

     PREPREGS AND ADHESIVES

          Prepregs combine high performance reinforcement fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Hexcel impregnates woven fabrics and non-woven fibers aligned in a single direction (unidirectional tape).

          The Composite Materials business unit produces prepreg materials from a variety of reinforcements including S-2-Registered Trademark- and E-type fiberglass, carbon, aramid, quartz, ceramic, Thorstrand-Registered Trademark-, polyethylene and other specialty reinforcements. Hexcel offers a variety of resin matrices including bismaleimide, cyanates, epoxy, phenolic, polyester, polyimide and other specialty resins.

          Prepregs are sold to the commercial aerospace, space and defense, recreation and general industrial markets. Product applications include aircraft, mass transit and automotive components, as well as defense systems, military support equipment, athletic shoes, fishing rods, tennis rackets, golf clubs, surfboards, snow skis, snow boards and bicycles.

          As a result of the acquisition of the Ciba Composites Business, Hexcel designs and markets a comprehensive range of Redux-Registered Trademark-film adhesives. These adhesives, which bond a wide range of composite, metallic, and honeycomb surfaces, are used in aerospace, automotive, marine and other applications.

     HONEYCOMB

          Honeycomb is a unique, lightweight, cellular structure composed of generally hexagonal cells nested together. The product is similar in appearance to a cross-sectional slice of a beehive. The hexagonal cell design gives honeycomb a high strength-to-weight ratio when used in "sandwich" form and a uniform resistance to crushing. These basic characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

          The Composite Materials business unit produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic honeycomb materials include fiberglass, carbon, thermoplastics, Nomex-Registered Trademark- (a non-flammable aramid paper), Kevlar-Registered Trademark- (an aramid fiber) and several other specialty materials.

          The Composite Materials business unit sells honeycomb core material in standard block and sheet form. In this construction, sheets of aluminum, stainless steel, prepreg or other laminates are bonded with adhesives to each side of a slice of honeycomb core, creating a "sandwich" structure. Hexcel possesses autoclave and other advanced processing capabilities which enable the Company to manufacture complex bonded assembly parts.

          The largest market for Hexcel's honeycomb products is the aerospace market. Non-aerospace honeycomb applications include high-speed trains and mass transit vehicles, automotive parts, energy absorption products, athletic shoe components, marine vessel compartments, portable shelters, business machine cabinets and other general industrial uses.

     Hexcel also owns a 40% interest in a joint venture with Fyfe Associates Corporation. Hexcel-Fyfe, which was formed in October 1992, sells and applies high-strength architectural wrap for seismic retrofitting and strengthening of bridges, columns and other structures.

     Hexcel's net sales of prepregs, adhesives and honeycomb (including machined and fabricated honeycomb parts), sold separately and together as complex bonded structures, were $231.1 million in 1995, $219.0 million in 1994 and $217.6 million in 1993. As a result of the acquisition of the Ciba

Composites Business on February 29, 1996, net sales of prepregs, adhesives and honeycomb are expected to increase in 1996. The Ciba Composites Business had net sales of prepregs, adhesives and honeycomb totaling approximately $195 million in 1995.

SPECIAL PROCESS

     The Special Process business unit has worldwide responsibility for designing, manufacturing and marketing machined and fabricated honeycomb parts for use in commercial and military aerospace, automotive, and other applications. The business unit operates manufacturing facilities in Pottsville, Pennsylvania and Burlington, Washington, as well as special process activities in Hexcel's Welkenraedt, Belgium; Duxford and Swindon, England; Casa Grande, Arizona; and Bellingham, Washington facilities. The Special Process business unit adds value to standard honeycomb by contouring and machining it into complex shapes to meet customer specifications. Net sales of machined and fabricated honeycomb parts for 1995, 1994 and 1993 are included in the above sales totals for prepregs, adhesives and honeycomb.

STRUCTURES AND INTERIORS

     Hexcel has acquired the structures and interiors businesses of the Ciba Composites Business, which operate under the Heath Tecna name. The Structures and Interiors business unit has worldwide responsibility for manufacturing and marketing structures and interiors, and operates manufacturing facilities in Brindisi, Italy; Bellingham, Washington; and Kent, Washington.

     The structures operations of this business unit produce a wide variety of lightweight, composite structures primarily for aerospace use. Structures include such items as wing-to-body and flap track fairings, radomes, engine cowls and inlet ducts, wing panels and other aircraft components. Structural products are manufactured from advanced composite materials using such manufacturing processes as resin transfer molding, autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. These products are utilized primarily by commercial and military aircraft manufacturers. However, the Company has recently begun to pursue several industrial applications for structural products.

     The interiors operations of this business unit design and produce innovative, light weight, high-strength composite interior systems for aircraft. Interior products include overhead stowage compartments and related interior components such as lavatories, sidewalls and ceilings for commercial jet and turboprop aircraft. These products are sold to airlines for replacement of existing interiors. In addition, stowage bins are provided for new production of Boeing 737 and 757 aircraft.

     Hexcel did not sell structures or interiors in 1995, 1994 or 1993. The Ciba Composites Business, which was acquired on February 29, 1996, had net sales of structures and interiors totaling approximately $113 million in 1995.

PACIFIC RIM

     The Pacific Rim business unit is responsible for business development in the Asia-Pacific region. The business unit sells all Hexcel products within this region through distributors and sales offices in Pleasanton, California; Sydney, Australia; Taipei, Taiwan; and Tokyo, Japan. The Pacific Rim business unit is also responsible for the DIC-Hexcel joint venture, which was formed in 1990 with Dainippon Ink & Chemicals, Inc. for the production and sale of Nomex honeycomb, prepregs and decorative laminates for the Japanese market. The DIC-Hexcel joint venture operates a manufacturing facility in Komatsu, Japan.

     Sales to the Asia-Pacific region, which are included in the above sales totals for the Fabrics and Composite Materials business units, were less than 10% of Hexcel's total sales in 1995, 1994 and 1993.

INTEGRATED MANUFACTURING CAPABILITIES

     The Fabrics business unit weaves the majority of the carbon, aramid and fiberglass fabrics used in the manufacture of honeycomb and prepreg products by the Composite Materials business unit. This integrated manufacturing capability provides Hexcel with competitive advantages in developing woven reinforcements to optimize the performance of certain of its Composite Materials products, and a greater ability to control the cost, quality and delivery of its woven fabric requirements.

     The Special Process business unit utilizes honeycomb products manufactured by the Composite Materials business unit in the production of machined and fabricated honeycomb parts. Prior to the acquisition of the Ciba Composites Business, Hexcel was a supplier of honeycomb and prepreg products to the Heath Tecna structures and interiors businesses. Following the acquisition, the Company expects to continue to leverage its ability to supply Composite Materials to these businesses where it has, or can economically develop, qualified products that can be used in the fabrication of finished structural or interior components.

     Management believes that the integrated manufacturing capabilities of Hexcel, combined with the breadth of its product lines, strengthen the Company's competitive position in the markets it serves and enhance its ability to develop new product forms for new product applications.


RESEARCH AND TECHNOLOGY; PATENTS AND KNOW-HOW

     Hexcel's Research and Technology function ("R&T") supports all of the Company's business units worldwide. R&T maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composites structures, process engineering, analysis and testing of composite materials, computational design and prediction, and other scientific disciplines related to the Company's worldwide business base. Additionally, R&T performs a limited amount of contract research and development in the U.S. and Europe for strategically important customers in the areas of ceramics, higher temperature polymers, advanced textiles and composite structures manufacturing.

     Each strategic business unit maintains research and engineering staffs and facilities to support its business operations. Worldwide investment in research and technology is directed and coordinated by a committee consisting of the R&T managers within each of Hexcel's strategic business units. This committee is responsible for ensuring that research and technology investments are targeted towards maximizing the Company's long-term profitability and strengthening its competitive position in the marketplace. Additionally, the committee oversees the Company's portfolio of patents, technology licenses and other intellectual property.

     Hexcel spent $7.6 million for research and technology in 1995, $8.2 million in 1994 and $8.0 million in 1993. These expenditures were expensed as incurred. Following the acquisition of the Ciba Composites Business, the Company expects to spend more than twice the 1995 level in 1996 on new product development, process engineering and technical services for the strategic business units.

     Hexcel's products rely primarily on the Company's expertise in materials science, engineering and polymer chemistry. Consistent with market demand, the Company has been placing more emphasis on cost effective product design and agile manufacturing in recent years. Towards this end, the Company has entered into formal and informal partnerships, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. Management believes that the Company possesses unique capabilities to design, develop and manufacture composite materials and structures. The Company owns and maintains in excess of 100 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is the Company's policy to actively enforce its proprietary rights. Management believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.


RAW MATERIALS AND PRODUCTION ACTIVITIES

     Hexcel purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on operations. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages.

     Hexcel's production activities are generally based on a combination of "make to order" and "make to forecast" production requirements. The Company's Special Process and Structures and Interiors businesses are almost entirely "make to order" operations.


MARKETS AND CUSTOMERS

Hexcel's materials are sold for a broad range of uses. The following tables summarize net sales by market and by international operations for continuing operations for the five years ended December 31.


- --------------------------------------------------------------------------------
                                   1995     1994     1993     1992     1991
- --------------------------------------------------------------------------------
NET SALES BY MARKET:

  Commercial aerospace               45%      47%      42%      46%      47%
  Space and defense                  11%      11%      18%      17%      19%
  Recreation, general
     industrial and other            44%      42%      40%      37%      34%
- --------------------------------------------------------------------------------
                                    100%     100%     100%     100%     100%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

INTERNATIONAL OPERATIONS:
  International net sales(a)    $ 170.7  $ 142.3  $ 125.4  $ 148.9  $ 153.2
  Percentage of net sales            49%      45%      40%      42%      43%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(a) Net sales of international subsidiaries and U.S. exports, in millions.

     The Boeing Company and Boeing subcontractors accounted for approximately 21% of Hexcel's 1995 sales. The loss of all or a significant portion of this business, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings. Sales to various U.S. government programs, including some of the sales to The Boeing Company and Boeing subcontractors noted above, were approximately 10% of sales in 1995.

     The Boeing Company and Boeing subcontractors accounted for approximately 18% of the 1995 sales of the Ciba Composites Business, which was acquired by Hexcel on February 29, 1996.

COMMERCIAL AEROSPACE

     Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. A recent document, published by The Boeing Company, projects that revenue passenger miles will increase an average of 5.5% per year through the year 2000, with the Asian market having the highest growth rate.
The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by Federal Aviation Administration regulations as well as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

     Commercial aircraft build rates, based on the estimated number of aircraft delivered, declined by more than 30% from 1992 to 1994. Commercial aircraft production appears to be gradually recovering from this period of decline. In 1995, the build rates for certain commercial aircraft began to increase, and published industry data indicates that 1995 commercial aircraft orders were double the 1994 level. Industry analysis indicates that the demand for aircraft is expected to grow through the turn of the century. Hexcel's commercial aerospace business volume is expected to increase in 1996 in part due to this general industry improvement and in part due to expected build rate increases for specific commercial aircraft. In addition to build rate increases, demands for improved aircraft performance have led to increased use of certain honeycomb and prepreg materials in aircraft, particularly in newer models. Despite this preference for high performance products, the Company must continuously demonstrate the cost benefits of its products for aerospace applications.


SPACE AND DEFENSE

     Hexcel's sales to space and defense markets increased slightly to $37.3 million in 1995 from $34.9 million in 1994. Sales in 1993 were $55.3 million. The 1995 growth was based primarily on increased volume associated with a few contracts. The current international and domestic political climate indicates that overall military spending will continue to decline in the foreseeable future. As a result, the Company believes that its participation in space and defense markets will shrink or remain relatively flat over the next several years.

     Contracts to supply materials for military and some commercial projects contain provisions for termination at the convenience of the U.S. government or the buyer. In the case of such a termination, Hexcel is entitled to recover reasonable incurred cost plus a provision for profit on the incurred cost. The Company is subject to U.S. government cost accounting standards, which are applicable to companies with more than $25 million of government contract or subcontract awards each year.

RECREATION, GENERAL INDUSTRIAL AND OTHER MARKETS

     Hexcel's sales to recreation, general industrial and other markets were $153.9 million in 1995, or approximately 44% of total sales. This compares with $131.4 million in 1994 and $123.9 million in 1993. The Company has focused its participation in recreation and general industrial markets in areas where the application of composites technology offers significant benefits to the end user. As a result, the Company has focused on select opportunities where high performance is the key product criterion. Accordingly, future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Key industry sectors and applications in which the Company is involved include printed circuit boards, ballistics protection, certain recreation products (primarily athletic shoes, golf clubs, fishing rods, snow skis and snow boards), wind energy and marine products, and automotive, truck and mass transit components. The Company's participation in these markets is also dependent on the Company's willingness to fund application development and the available capacity of manufacturing facilities.

     Further discussion of Hexcel's markets and customers is included in "Management Discussion and Analysis" included in this Annual Report on Form 10-K.


SALES AND MARKETING

     A staff of salaried market managers, product managers and salespeople market Hexcel products directly to customers worldwide. The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions. The Company's sales and marketing capabilities have been enhanced by the acquisition of the Ciba Composites Business, which possesses an existing sales and distribution network with offices in 19 countries throughout the world.


BACKLOG

     The backlog of orders for aerospace materials to be filled within 12 months was $88.3 million as of December 31, 1995, $65.6 million as of December 31, 1994 and $61.6 million as of December 31, 1993. A major portion of the backlog is cancelable without penalty.

     Orders for aerospace materials generally lag behind the award of orders for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by Hexcel for about one to three years, depending on the nature of the product, the manufacturer, and delivery schedules.

     Backlog for non-aerospace materials amounted to $33.5 million at December 31, 1995, compared with $40.7 million at December 31, 1994 and $29.1 million at December 31, 1993. Most of the non-aerospace backlog is expected to be filled within six months. Markets for Hexcel products outside of the aerospace industry are generally highly competitive requiring shorter lead times for delivery or stock for immediate sale.

COMPETITION

     In the production and sale of its materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company's products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, Hexcel materials compete with substitute structural materials such as structural foam, wood, metal, and concrete. Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality and product performance. The acquisition of the Ciba Composites Business enhances the Company's competitive position by broadening the Company's product portfolio and strengthening the Company's position in certain geographic regions.


ENVIRONMENTAL MATTERS

     Environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is included in "Item 3. Legal Proceedings." and in Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.


EMPLOYEES

     As of December 31, 1995, Hexcel employed 2,127 full-time employees in its continuing operations, compared with 2,189 and 2,221 as of December 31, 1994 and 1993, respectively. Approximately 13% of these employees have union affiliations. Management believes that labor relations in the Company have been generally satisfactory.

     As a result of the acquisition of the Ciba Composites Business on February 29, 1996, Hexcel added approximately 2,150 employees to its workforce, some of whom have union affiliations.

ITEM 2. PROPERTIES

     Hexcel owns manufacturing and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Pleasanton, California and Stamford, Connecticut. The central research and technology laboratories are located in Dublin, California.

     The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products, including the facilities acquired in connection with the acquisition of the Ciba Composites Business. In the first quarter of 1996, the Company announced its decision to close the acquired Anaheim facility. Following the closure of this facility, and the completion of certain other consolidation activities and capital projects required to combine the operations of the Company and the Ciba Composites Business, management believes that the Company will possess production capacity appropriate for the conduct of its business. The following table does not include the manufacturing facilities operated by the Company's joint ventures.

                            MANUFACTURING FACILITIES


                         Approximate
Facility Location       Square Footage Principal Products
- -----------------       -------------- ------------------
United States:

  Seguin, Texas             189,000    Reinforcement Fabrics
  Anaheim, California       300,000    Prepregs; Honeycomb; Adhesives
  Casa Grande, Arizona      320,000    Honeycomb; Special Process Honeycomb
  Lancaster, Ohio            35,000    Prepregs
  Livermore, California     141,000    Prepregs
  Burlington, Washington     58,000    Special Process Honeycomb
  Pottsville, Pennsylvania  104,000    Special Process Honeycomb
  Bellingham, Washington    185,000    Interiors; Special Process Honeycomb
  Kent, Washington          910,000    Interiors; Structures

International:

  Les Avenieres, France     462,000    Reinforcement Fabrics; Prepregs
  Lyon, France              230,000    Reinforcement Fabrics; Prepregs
  Linz, Austria             187,000    Prepregs
  Welkenraedt, Belgium      223,000    Prepregs; Honeycomb; Special Process
                                       Honeycomb
  Duxford, England          380,000    Prepregs; Honeycomb; Adhesives
  Swindon, England           20,000    Special Process Honeycomb
  Brindisi, Italy           110,000    Structures

     Hexcel leases the Swindon, England plant and the land on which the Burlington, Washington facility is located. The Company also leases portions of the Casa Grande, Arizona; Bellingham, Washington; Kent, Washington; Les Avenieres, France; and Welkenraedt, Belgium facilities.

     The facilities of the Ciba Composites Business acquired on February 29, 1996 were: Anaheim, California; Bellingham, Washington; Kent, Washington; Lyon, France; Duxford, England; and Brindisi, Italy. The acquisition of the Linz, Austria facility did not occur on February 29, 1996, but is expected to be completed in connection with the Company's acquisition of an Austrian subsidiary of Ciba in accordance with the Strategic Alliance Agreement. A portion of the Linz, Austria facility is leased.


ITEM 3.  LEGAL PROCEEDINGS.

     On January 10, 1995, the Bankruptcy Court for the Northern District of California, Oakland Division, confirmed the First Amended Plan of Reorganization proposed by Hexcel and the Official Committee of Equity Security Holders dated as of November 7, 1994. The effective date of the Reorganization Plan was February 9, 1995. Further discussion of the Reorganization Plan and Hexcel's emergence from bankruptcy reorganization proceedings is included in "Management Discussion and Analysis" and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     In December 1988, Lockheed employees working with epoxy resins and composites on classified programs filed suit against Lockheed and its suppliers (including Hexcel) claiming various injuries as a result of exposure to these products. Plaintiffs have filed for punitive damages which may be uninsured. The first trial of the cases of 15 pilot plaintiffs resulted in a mistrial and a retrial resulted in the entry of judgment in favor of the plaintiffs. The Company did not participate in the trial due to the automatic stay resulting from the Chapter 11 filing. Some of these claims were discharged as a result of the plaintiffs' failure to file claims in Hexcel's Chapter 11 case. As to the claims which have not been discharged, the Company has objected to them and intends to proceed with those objections within the Bankruptcy Court.

     Hexcel / MCI, a business unit divested in 1991, performed brazing services in the manufacture of flexures under subcontract from Ormond which supplied the flexures to Thiokol. The flexures are used to support a rocket motor housing in a test stand during actual firing of the rocket. Several flexures cracked under the dead weight of a rocket motor prior to actual test firing, and Thiokol has sued Ormond and the Company for the costs of replacing all of the flexures purchased ($0.9 million) (Thiokol Corporation v. Ormond, Hexcel, et al.). The automatic stay in bankruptcy was lifted in April 1995 and the case was resumed in the state court in Utah. Discovery is ongoing. There is no insurance coverage available for an adverse court ruling or negotiated settlement.

     Hexcel has been named as a potentially responsible party ("PRP") with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Environmental Protection Agency's Superfund National Priority List and/or various state equivalent lists. With respect to its exposure relating to these sites, the Company believes its responsibility to be de minimis. A total of 249 claims were filed in the Chapter 11 case with a face value of over $6.7 billion. These claims were, for the most part, duplicative as a result of the joint and several liability provisions of applicable laws and have been categorized into claims involving 19 sites.
Claims involving 8 of the sites have been settled within the Chapter 11 case. The Company has been named a PRP with respect to 6 sites for which no claims were filed in the Chapter 11 case; as a result, the Company believes any further claims to be barred. The balance of the sites and their related claims have been passed through the bankruptcy. The Company's estimation of its exposure at these sites is de minimis.

     Also, pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for clean-up of a manufacturing facility it formerly operated in Lodi, New Jersey. Hexcel has reserved approximately $2.8 million to cover such remaining costs and believes that actual costs should not exceed the amount which has been reserved. Fine Organics Corporation, the current owner of the Lodi site and of Hexcel's former chemicals business operated on that site, has asserted that the clean-up costs will be significantly in excess of that amount. The ultimate cost of remediation at the Lodi site will depend on developing circumstances.

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

     Hexcel, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. The Defense Contract Audit Agency ("DCAA") reviews cost accounting and business practices of government contractors and subcontractors including the Company. The Company has been engaged in discussions on a number of cost accounting issues which could result in claims by the government. Some of these issues have already been resolved.

     As part of these reviews, the DCAA has alleged that Hexcel improperly included certain land lease costs in its indirect rates at the Chandler, Arizona facility (the "Chandler Land Lease") and that, as a result, the Company's subcontracts had been overpriced in an amount of approximately $1.0 million.
The Company has formally responded to the DCAA that it strongly disagrees with these allegations. In February 1996, the Company received a letter from the United States Attorney's Office, stating that it was considering filing an action against the Company for violation of the civil False Claims Act ("FCA") based upon the inclusion in the indirect rates of the Chandler Land Lease costs. While the Company does not agree that there was any violation of the FCA, if the U.S. government elects to pursue such an action and were it to prevail, it would be entitled to three times the actual damages claimed plus penalties of between $5,000 and $10,000 for each false claim; the number of alleged false claims could be significant.

     In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. While no lawsuit has been filed, two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit for one year. The Company is investigating additional insurance coverage. Even if additional insurance coverage is not available, management believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In November, 1995, Hexcel was notified that Livermore Development Corporation ("LDC") was asserting a claim for damages arising from Hexcel's recent notification of its intent to exercise its option to purchase certain land in Livermore, California. LDC contends that the lease was a disguised partnership or joint venture agreement between Hexcel and LDC to develop the property for residential use. Hexcel disputes any such agreement and seeks to enforce its option to purchase under a written agreement. The parties are in ongoing negotiations to resolve this claim.

     In September, 1995, Ciba was named as a potentially responsible party with respect to the removal of drums from a disposal site that it did not own or possess, known as the Omega Chemical Corporation ("Omega Site"). The Omega Site is a spent solvent recycling and treatment facility in Whittier, California. Ciba has previously notified the EPA that it intends to comply with the EPA's removal requirements and has paid its interim share of such removal costs to date. This responsibility was assumed by the Company as a result of its acquisition of the Ciba Composites Business, to the extent the Ciba waste delivered to the Omega site was from the operations of the Ciba Composites Business. This matter is under evaluation but is presently believed to be de minimis.

     In addition to the foregoing, Hexcel is from time to time involved in other legal proceedings incidental to the conduct of its business. In addition, as a result of the acquisition of the Ciba Composites Business, the Company assumed certain liabilities, including certain legal proceedings incidental to the conduct of the Ciba Composites Business.

     Management believes, based on available information, that it is unlikely these items, individually or in the aggregate, will have a material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Hexcel Common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 24 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

     Hexcel did not declare or pay any dividends in 1995, 1994 or 1993, and the payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements. On March 15, 1996, there were 2,253 holders of record of Hexcel common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by Item 6 is contained on page 32 of this Annual Report on Form 10-K under "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is contained on pages 33 to 40 of this Annual Report on Form 10-K under "Management Discussion and Analysis" and is incorporated herein by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is contained on pages 44 to 81 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of independent public accountants for the years ended December 31, 1995, 1994 and 1993 is contained on page 43 of this Annual Report on Form 10-K under "Independent Auditors' Report" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Listed below are the directors of Hexcel as of March 21, 1996, the positions with the Company held by them and a brief description of each director's prior business experience.


                            DIRECTOR          POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE               BUSINESS EXPERIENCE
- ----                 ---     ----               --------------------
John J. Lee          59      1993       Chairman of the Board of Directors since
                                        February 1996; Chief Executive Officer
                                        since January 1994; Chairman and Chief
                                        Executive Officer from January 1994 to
                                        February 1995; Chairman and Co-Chief
                                        Executive Officer from July to December
                                        1993; Director since May 1993.  Mr. Lee
                                        is chairman of the Nominating Committee
                                        and a member of the Finance Committee of the Board of Directors. Mr. Lee has served as a director of XTRA
                                        Corporation, a transportation equipment
                                        leasing company, since 1990, and
                                        Chairman of the Board, President and
                                        Chief Executive Officer of Lee
                                        Development Corporation, a merchant
                                        banking company, since 1987.  Mr. Lee
                                        has been a Trustee of Yale University
                                        and an advisor to The Clipper Group, a
                                        private investment partnership, since
                                        1993.  From July 1989 through April
                                        1993, Mr. Lee served as Chairman of the
                                        Board and Chief Executive Officer of
                                        Seminole Corporation, a manufacturer and distributor of fertilizer. From April
                                        1988 through April 1993, Mr. Lee served
                                        as a director of Tosco Corporation, a
                                        national refiner and marketer of
                                        petroleum products, and as President and Chief Operating Officer of Tosco from
                                        1990 through April 1993.  Mr. Lee is
                                        also a director of Aviva Petroleum
                                        Corporation and various privately-held
                                        corporations.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------

Juergen Habermeier   54      1996       President, Chief Operating Officer, and
                                        a member of the Board of Directors since
                                        February 1996.  Dr. Habermeier is a
                                        member of the Technology Committee of
                                        the Board of Directors.  Dr. Habermeier
                                        has served as the President of the Ciba
                                        Composites Business and as a Vice
                                        President of Ciba-Geigy Corporation
                                        since 1989.  Since 1994, Dr. Habermeier
                                        has served on the Board of Directors of
                                        RHR International.  He is a member of
                                        the Advisory Committee of the Polymer
                                        Composites Laboratory of the University
                                        of Washington.

John M. D. Cheesmond 46      1996       Director (Chairman of the Executive
                                        Compensation Committee and a member of
                                        the Finance Committee).  Mr. Cheesmond
                                        has served as Senior Vice President and
                                        Head of Regional Finance and Control of
                                        Ciba-Geigy Limited since 1994.  From
                                        1991 through 1993, Mr. Cheesmond served
                                        as Vice President - Planning,
                                        Information and Control at Ciba Vision
                                        Corporation.

Marshall S. Geller   57      1994       Director (Chairman of the Audit
                                        Committee and a member of the Executive
                                        Compensation and Nominating Committees);
                                        Co-Chairman of the Board of Directors
                                        from February 1995 to February 1996.
                                        Mr. Geller has been Chairman, Chief
                                        Executive Officer and founding partner
                                        at Geller & Friend Capital Partners,
                                        Inc., a merchant banking firm, since
                                        November 1995.  From 1990 to November
                                        1995, Mr. Geller was Senior Managing
                                        Partner of Golenberg & Geller, Inc., a
                                        merchant banking firm.  From 1988 to
                                        1990, he was Vice Chairman of Gruntal &
                                        Company, an investment banking firm.
                                        From 1967 until 1988, he was a Senior
                                        Managing Director of Bear, Stearns & Co,
                                        Inc., an investment banking firm.  Mr.
                                        Geller is currently a director of
                                        Ballantyne of Omaha, Inc., Dycam, Inc.,
                                        Players International, Value Vision
                                        International, Inc., Styles on Video,
                                        Inc., and various privately-held
                                        corporations and charitable
                                        organizations.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------
Peter A. Langerman   40      1995       Director (Chairman of the Finance
                                        Committee and a member of the Audit and
                                        Executive Compensation Committees); Co-
                                        Chairman of the Board of Directors from
                                        February 1995 to February 1996.  Mr.
                                        Langerman is a director and the
                                        Executive Vice President of Mutual
                                        Series Fund Inc., a diversified open-end management investment company registered under the Investment Company Act of 1940 and a research analyst with Heine
                                        Securities Corporation, an investment
                                        advisor.  Mr. Langerman has been the
                                        Executive Vice President of Mutual
                                        Series since 1988 and has been a
                                        research analyst at Heine Securities
                                        since 1986.  Mr. Langerman is currently
                                        a director of Sunbeam Company, Inc. and
                                        various privately-held corporations.

Stanley Sherman      57      1996       Director (Member of the Finance and
                                        Executive Compensation Committees).  Mr.
                                        Sherman has served as a director and
                                        Vice President - Finance and Information
                                        Services of Ciba-Geigy Corporation since
                                        1991.  From 1986 through 1991, Mr.
                                        Sherman served as Vice President -
                                        Corporate Planning of Ciba-Geigy
                                        Corporation. Mr. Sherman is currently a member of the Finance Committee of Ciba-
                                        Geigy Corporation.

George S. Springer   62      1993       Director (Chairman of the Technology
                                        Committee).  Dr. Springer is Professor
                                        and Chairman of the Department of
                                        Aeronautics and Astronautics and, by
                                        courtesy, Professor of Mechanical
                                        Engineering and Professor of Civil
                                        Engineering, at Stanford University.
                                        Dr. Springer joined Stanford
                                        University's faculty in 1983.

Frederick W. Stanske 37      1995       Director from August 1994 to February
                                        1995, reappointed as a director in April
                                        1995 (Member of the Audit Committee).
                                        Mr. Stanske is Vice President of Fisher
                                        Investments, Inc., an investment
                                        advisory firm.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------
Joseph T. Sullivan   55      1996       Director (Member of the Nominating
                                        Committee).  Dr. Sullivan has served as
                                        a director and Senior Vice President of
                                        Ciba-Geigy Corporation since 1986.  Dr.
                                        Sullivan is currently a member of the
                                        Corporate Governance and Finance
                                        Committees of Ciba-Geigy Corporation.

Hermann Vodicka      53      1996       Director (Member of the Nominating and
                                        Technology Committees). Mr. Vodicka has served as President of the Polymers
                                        Division and a member of the Executive
                                        Committee of Ciba-Geigy Limited since
                                        1993.  Effective April 25, 1996, Mr.
                                        Vodicka will become Chairman of the
                                        Executive Committee of Ciba-Geigy
                                        Limited.  Mr. Vodicka is currently the
                                        Chairman of the Board of METTLER-TOLEDO, a leading worldwide manufacturer of scales and balances and a wholly owned subsidiary of Ciba-Geigy Limited. From
                                        1988 through 1993, Mr. Vodicka was
                                        President and Chief Executive Officer of
                                        METTLER-TOLEDO.

(b) Listed below are the executive officers of Hexcel as of March 21, 1996, the positions held by them and a brief description of their business experience.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------
John J. Lee          59      1993       See Item 10(a) above for a brief
                                        description of Mr. Lee's positions with
                                        Hexcel and his business experience.

Juergen Habermeier   54      1996       See Item 10(a) above for a brief
                                        description of Dr. Habermeier's
                                        positions with Hexcel and his business
                                        experience.

Stephen C. Forsyth   40      1994       Senior Vice President of Finance and
                                        Administration since February 1996; Vice
                                        President of International Operations
                                        from October 1994 to February 1996;
                                        General Manager of Resins Business and
                                        Export Marketing from 1989 to 1994;
                                        other general management positions from
                                        1980 to 1989. Mr. Forsyth joined Hexcel in 1980.

Rodney P. Jenks, Jr. 45      1994       Vice President, General Counsel and
                                        Secretary since March 1994.  Prior to
                                        joining Hexcel in 1994, Mr. Jenks was a
                                        partner in the law firm of Wendel,
                                        Rosen, Black & Dean, where he continues
                                        to serve as counsel.

David M. Wong        51      1996       Vice President of Corporate Affairs
                                        since February 1996; Director of Special
                                        Projects from July 1993 to February
                                        1996; Corporate Controller and Chief
                                        Accounting Officer from 1983 to 1993;
                                        other general management positions from
                                        1979 to 1993.  Mr. Wong joined Hexcel in
                                        1979.

William P. Meehan    60      1993       Vice President of Finance and Chief
                                        Financial Officer since September 1993,
                                        and Treasurer since April 1994.  Prior
                                        to joining Hexcel in 1993, Mr. Meehan
                                        served as President and Chief Executive
                                        Officer of Thousand Trails and NACO, a
                                        membership campground and resort
                                        business, from 1990 through 1992.  From
                                        1986 through 1989, Mr. Meehan served as
                                        Vice President of Finance and Chief
                                        Financial Officer of Hadco Corporation.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------
Wayne C. Pensky      40      1993       Corporate Controller and Chief
                                        Accounting Officer since July 1993.
                                        Prior to joining Hexcel in 1993, Mr.
                                        Pensky was a partner at Arthur Andersen
                                        & Co., where he was employed from 1979.

Michael Carpenter    39      1996       Vice President of Structures and
                                        Interiors Business Unit, responsible
                                        for the structures business, since
                                        February 1996. Mr. Carpenter served as
                                        the Vice President of Structures in
                                        the Heath Tecna division of the Ciba
                                        Composites Business prior the
                                        acquisition.  Mr. Carpenter has held
                                        various technical and managerial
                                        positions with Heath Tecna since 1983.

William Hunt         53      1996       President of the European Operations of
                                        the Composite Materials Business Unit
                                        since February 1996. Mr. Hunt served as
                                        the President of the EuroMaterials unit
                                        of the Ciba Composites Business from
                                        1991 to February 1996, and as the
                                        Managing Director of Ciba-Geigy
                                        Plastics from 1990 to 1991. Prior to
                                        joining Ciba in 1990, Mr. Hunt held
                                        various other technical and managerial
                                        positions, including the position of
                                        Managing Director of Illford Limited
                                        (Photographic) Co.

Claude Genin         60      1996       President of the Fabrics Business Unit
                                        since February 1996; Managing Director
                                        of Hexcel Lyon from 1977 to 1996.
                                        Hexcel Lyon was acquired by Hexcel in
                                        1985.

James A. Koshak      52      1996       President of the U.S. Operations of the
                                        Composite Materials Business Unit since
                                        February 1996.  Mr. Koshak served as
                                        Vice President of the Ciba Composites
                                        Business and General Manager of the U.S.
                                        Materials unit from 1993 to February
                                        1996, and as Vice President of the
                                        Polymers Division and General Manager of
                                        Formulated Systems from 1988 to 1993.
                                        Mr. Koshak held various other technical
                                        and managerial positions with Ciba from
                                        1974 to 1988.

                            DIRECTOR    POSITIONS WITH HEXCEL AND
NAME                 AGE     SINCE      BUSINESS EXPERIENCE
- ----                 ---     ----       --------------------
Thomas J. Lahey      55      1991       President of the Pacific Rim
                                        Business Unit since February 1996;
                                        Vice President of Worldwide Sales
                                        from April 1993 to February 1996; Vice
                                        President of Advanced Composites from
                                        1992 to 1993; General Manager of
                                        Advanced Composites from 1991 to 1992;
                                        General Manager of Advanced Products
                                        from 1989 to 1991.  Prior to joining
                                        Hexcel in 1989, Mr. Lahey held the
                                        position of Executive Assistant to the
                                        President of Kaman Aerospace Corporation in 1987 and 1988, and was a Vice
                                        President of Grumman Corporation from
                                        1985 to 1987.

Robert A. Petrisko   41      1993       Vice President of Research and
                                        Technology since September 1993; Manager of the Signature Technology Group at the Chandler facility and Director of
                                        Aerospace Technology from 1989 to 1993.
                                        Dr. Petrisko joined Hexcel in 1989,
                                        after serving as a Research Specialist
                                        with Dow Corning Corporation from 1985
                                        to 1989.

Gary L. Sandercock   54      1989       President of the Special Process
                                        Business Unit since February 1996;
                                        Vice President of Manufacturing from
                                        April 1993 to February 1996;
                                        Vice President of Reinforcement Fabrics
                                        from 1989 to 1993; General Manager of
                                        the Trevarno Division from 1985 to 1989;
                                        other manufacturing and general
                                        management positions from 1967 to 1985.
                                        Mr. Sandercock joined Hexcel in 1967.

David Tanonis        39      1996       Vice President of the Structures and
                                        Interiors Business Unit, responsible
                                        for the interiors business, since
                                        February 1996.  Mr. Tanonis served as
                                        the Vice President of Interiors in the
                                        Heath Tecna division of the Ciba
                                        Composites Business prior to the
                                        acquisition.  Mr. Tanonis has held
                                        various technical and managerial
                                        positions with Heath Tecna since he
                                        joined the division in 1987.  Mr.
                                        Tanonis held various management
                                        positions with Polymer Engineering, Inc.
                                        from 1978 to 1987.


(c) There are no family relationships among any of Hexcel's directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, notes thereto, and independent auditors' report are listed on page 41 of this Annual Report on Form 10-K and are incorporated herein by reference.

b.  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated as of October 13, 1995, relating to the proposed acquisition of the Ciba Composites Business.

     Current Report on Form 8-K dated as of March 15, 1996, relating to the consummation of the acquisition of the Ciba Composites Business.

     Current Report on Form 8-K/A dated as of April 1, 1996, relating to the consummation of the acquisition of the Ciba Composites Business.

c.  EXHIBITS

EXHIBIT NO.         DESCRIPTION
- -----------         -----------

2.1 Strategic Alliance Agreement dated as of September 29, 1995 among the Company, Ciba and CGC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

2.1(a) Amendment dated as of December 12, 1995 to the Strategic Alliance Agreement among the Company, Ciba and CGC (filed as Exhibit 2.1(a) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

2.1(b) Letter Agreement dated as of February 28, 1996 among the Company, Ciba and CGC (filed as Exhibit 2.1(b) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

2.1(c) Distribution Agreement dated as of February 29, 1996 among the Company, Brochier S.A., Composite Materials Limited, Salver S.r.l. and Ciba (filed as Exhibit 2.1(c) to the Company's Current Report on Form 8-K dated March 15, 1996 and incorporated herein by reference).

2.2 First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders, dated as of November 7, 1994 (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994 and incorporated herein by reference).

2.2(a) Order Confirming First Amended Plan of Reorganization Proposed by the Debtor and the Official Committee of Equity Security Holders, entered on January 12, 1995 by the

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

               United States Bankruptcy Court for the Northern District of California (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of January 23, 1995 and incorporated herein by reference).

2.2(b) Subscription Rights Plan (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of February 9, 1995 and incorporated herein by reference).

3.1 Certificate of Incorporation of the Company dated as of February 9, 1995 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

3.1(a) Amendment dated as of February 21, 1996 to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company's Registration Statement on Form S-8, Registration No. 333-1225, and incorporated herein by reference).

3.2            Bylaws of the Company dated as of February 9, 1995 (filed as
               Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

3.2(a) Amendment dated as of February 29, 1996 to the Bylaws of the Company.


4.1 Certificate of Incorporation of the Company dated as of February 9, 1995 (see Exhibit 3.1 above).

4.1(a) Amendment dated as of February 29, 1996 to the Certificate of Incorporation of the Company (see Exhibit 3.1(a) above).

4.2            Bylaws of the Company dated as of February 9, 1995 (see Exhibit
               3.2 above).

4.2(a) Amendment dated as of February 29, 1996 to the Bylaws of the Company (see Exhibit 3.2(a) above).

4.3 Indenture dated as of October 1, 1988 between the Company and the Bank of California, N.A., as trustee (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

4.4 Indenture dated as of February 29, 1996 between the Company and First Trust of California, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

10.1 Credit Agreement dated as of February 8, 1995 among the Company, Citicorp USA, Inc., Heller Financial, Inc., Transamerica Business Credit Corporation and Citibank N.A. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of February 22, 1995 and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

10.2 Credit Agreement dated as of February 29, 1996 among the Company and certain subsidiaries of the Company, as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

10.3 Restated and Amended Reimbursement Agreement dated as of February 1, 1995 between the Company and Banque Nationale de Paris (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated as of February 22, 1995 and incorporated herein by reference).

10.3(a) Second Restated and Amended Reimbursement Agreement dated as of February 29, 1996 between the Company and Banque Nationale de Paris.

10.4 Asset Purchase Agreement dated as of November 3, 1994 between the Company and Northrop Grumman Corporation (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994 and incorporated herein by reference).

10.5 Hexcel Corporation Incentive Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-1225, and incorporated herein by reference).

10.6 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated as of January 23, 1995 and incorporated herein by reference).

10.7 1988 Management Stock Program (filed as Exhibit 28.1 to Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-17025, and incorporated herein by reference).

10.7(a)        Amendments to 1988 Management Stock Program (filed as Exhibit
               28.2 to the Company's Registration Statement on Form S-8, Registration No. 33-28445, and incorporated herein by reference).

10.8 Form of 1988 Restricted Stock Agreement (filed as Exhibit 28.14 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, Registration No. 33-17025, and incorporated herein by reference).

10.9           Form of 1988 Discounted Stock Option Agreement (filed as Exhibit
               28.16 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, Registration No. 33-17025, and incorporated herein by reference).

10.10 Form of 1988 Officers' Non-Qualified Stock Option Agreement (filed as Exhibit 28.9 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, Registration No. 33-17025, and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

10.11          Form of Executive Deferred Compensation Agreement (filed as
               Exhibit 10.10.B to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.12 Directors' Retirement Plan (filed as Exhibit 11.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.13          Form of Option Agreement (Directors).

10.14 Employment Agreement dated as of February 29, 1996 between the Company and John J. Lee.

10.14(a) Employee Option Agreement dated as of February 29, 1996 between the Company and John J. Lee.

10.14(b) Bankruptcy Court Option Agreement dated as of February 29, 1996 between the Company and John J. Lee.

10.14(c) Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between the Company and John J. Lee.

10.14(d) Short-Term Option Agreement dated as of February 29, 1996 between the Company and John J. Lee.

10.14(e) Form of Reload Option Agreement between the Company and John J. Lee.

10.15 Interim Employment Agreement and Consulting Agreement between the Company and John J. Lee (filed as Exhibit 10.4.E to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.16          Interim Employment Agreement between the Company and William P.
               Meehan (filed as Exhibit 10.4.G to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

10.17          Agreement between the Company and Gary L. Sandercock (filed as
               Exhibit 10.4.I to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.18          Agreement between the Company and Thomas J. Lahey (filed as
               Exhibit 10.4.J to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.19 Memorandum Agreement dated as of January 31, 1996 between the Company and Rodney P. Jenks, Jr.

10.20 Letter Agreement dated as of February 1, 1995 between the Company and UniRock Management Corporation (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.20(a) Letter Agreement dated as of October 27, 1995 between the Company and UniRock Management Corporation.

10.21 Governance Agreement dated as of February 29, 1996 between the Company and Ciba.

10.22 Registration Rights Agreement dated as of February 29, 1996 between the Company and Ciba.

10.23 Agreement Governing United States Employment Matters dated as of September 29, 1995 between the Company and CGC (filed as Exhibit D to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

10.23(a) Amendment dated as of November 22, 1995 to the Agreement Governing United States Employment Matters between the Company and CGC.

10.24 Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy plc, Composite Materials Limited and the Company.

11             Statement Regarding Computation of Per Share Earnings.

21             Subsidiaries of Registrant.

23             Independent Auditors' Consent -- Deloitte & Touche LLP

27             Financial Data Schedule (electronic filing only).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA.

                                   HEXCEL CORPORATION

MARCH 21, 1996                        By:  /s/ JOHN J. LEE
                                         --------------------------------------
                                         John J. Lee, Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                       TITLE                      DATE
      ---------                       -----                      ----

   /s/ JOHN J. LEE               Chairman of the            March 21, 1996
- -----------------------     Board of Directors and
     (John J. Lee)          Chief Executive Officer
                         (PRINCIPAL EXECUTIVE OFFICER)

/s/ WILLIAM P. MEEHAN       Vice President and Chief        March 21, 1996
- -----------------------        Financial Officer
  (William P. Meehan)    (PRINCIPAL FINANCIAL OFFICER)

 /s/ WAYNE C. PENSKY          Corporate Controller          March 21, 1996
- ----------------------- (PRINCIPAL ACCOUNTING OFFICER)
   (Wayne C. Pensky)

/s/ JOHN M. D. CHEESMOND            Director                March 21, 1996
- ------------------------
(John M. D. Cheesmond)

/s/ MARSHALL S. GELLER              Director                March 21, 1996
- -----------------------
 (Marshall S. Geller)

/s/ JUERGEN HABERMEIER      Director, President and         March 21, 1996
- -----------------------     Chief Operating Officer
 (Juergen Habermeier)

/s/ PETER A. LANGERMAN             Director                 March 21, 1996
- -----------------------
 (Peter A. Langerman)

       SIGNATURE                     TITLE                 DATE
       ---------                     -----                 ----

/s/ STANLEY SHERMAN                Director                March 21, 1996
- -----------------------
   (Stanley Sherman)

/s/ GEORGE S. SPRINGER             Director                March 21, 1996
- -----------------------
 (George S. Springer)


/s/ FREDERICK W. STANSKE           Director                March 21, 1996
- ------------------------
(Frederick W. Stanske)

/s/ JOSEPH T. SULLIVAN              Director                March 21, 1996
- -----------------------
 (Joseph T. Sullivan)


                                    Director                March 21, 1996
- -----------------------
   (Hermann Vodicka)

SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for continuing operations as of, and for, the five years ended December 31.


(IN THOUSANDS, EXCEPT PER SHARE DATA)
- ---------------------------------------------------------------------------------------------------------
                                        1995           1994           1993           1992           1991
- ---------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:

     Net sales                     $ 350,238      $ 313,795      $ 310,635      $ 352,987      $ 355,601
     Cost of sales                  (283,148)      (265,367)      (263,090)      (285,088)      (284,875)
                                  -----------------------------------------------------------------------
     Gross margin                     67,090         48,428         47,545         67,899         70,726
     Marketing, general &
      administrative expenses        (49,324)       (45,785)       (52,510)       (62,053)       (54,797)
     Other income (expenses), net        791          4,861        (12,780)         2,992             --
     Restructuring expenses               --             --        (46,600)       (23,000)            --
                                  -----------------------------------------------------------------------
     Operating income (loss)          18,557          7,504        (64,345)       (14,162)        15,929
     Interest expense                 (8,682)       (11,846)        (8,862)        (8,196)       (10,870)
     Bankruptcy reorganization
      expenses                        (3,361)       (20,152)          (641)            --             --
                                  -----------------------------------------------------------------------
     Income (loss) from
      continuing operations
      before income taxes              6,514        (24,494)       (73,848)       (22,358)         5,059
     Benefit (provision) for
      income taxes                    (3,313)        (3,586)        (6,024)         6,375             54
                                  -----------------------------------------------------------------------
     Income (loss) from
       continuing operations       $   3,201      $ (28,080)     $ (79,872)     $ (15,983)     $   5,113
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------
     Income (loss) per share
       from continuing
       operations(a)                  $ 0.20        $ (3.84)      $ (10.89)       $ (2.20)        $ 0.72
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
     Current assets                $ 128,055      $ 148,352      $ 134,710      $ 160,001      $ 213,699
     Non-current assets              102,547         95,105        128,532        150,659        146,275
                                  -----------------------------------------------------------------------
     Total assets                  $ 230,602      $ 243,457      $ 263,242      $ 310,660      $ 359,974
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------
     Current liabilities           $  66,485      $ 171,307      $  72,965      $  79,305      $  78,545
     Long-term liabilities           115,743         78,035        169,524        125,206        137,106
     Shareholders' equity
      (deficit)                       48,374         (5,885)        20,753        106,149        144,323
                                  -----------------------------------------------------------------------
     Total liabilities and
      shareholders' equity
      (deficit)                    $ 230,602      $ 243,457      $ 263,242      $ 310,660      $ 359,974
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------

OTHER DATA:
     Cash dividends per share             --             --             --         $ 0.44         $ 0.44
     Shares outstanding at
       year-end                       18,091          7,301          7,310          7,296          7,158
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

 (a) Primary and fully diluted net income (loss) per share for all five years were the same because the fully diluted computation was antidilutive.

MANAGEMENT DISCUSSION AND ANALYSIS


ACQUISITION OF THE CIBA COMPOSITES BUSINESS

     Hexcel acquired the Ciba Composites Business of Ciba-Geigy Limited and Ciba-Geigy Corporation on February 29, 1996. The Ciba Composites Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Ciba Composites Business was consummated pursuant to the Strategic Alliance Agreement. Under the Strategic Alliance Agreement, Hexcel acquired the assets (including the capital stock of certain of Ciba's non-U.S. subsidiaries) and assumed the liabilities of the Ciba Composites Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18.0 million newly issued shares of Hexcel common stock; (b) $25.0 million in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, the Senior Subordinated Notes and the Senior Demand Notes. Pursuant to the Strategic Alliance Agreement, certain assets of the Ciba Composites Business and certain assets of Ciba affiliates that will continue to act as distributors for the Ciba Composites Business will be acquired by the Company from time to time prior to February 28, 1997.

     In connection with the acquisition of the Ciba Composites Business, the Company obtained the Senior Secured Credit Facility to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including consolidation activities, on a worldwide basis.

     Further discussion of the acquisition of the Ciba Composites Business and the Senior Secured Credit Facility is included in "Financial Condition and Liquidity" below, as well as in "Item 1. Business." and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Hexcel acquired the Ciba Composites Business on February 29, 1996. Accordingly, the Company's results of operations for 1995, 1994 and 1993 do not include the results of the Ciba Composites Business, and unless the context otherwise indicates, the following discussion and analysis relates solely to the operations of the Company prior to the acquisition of the Ciba Composites Business.


BANKRUPTCY REORGANIZATION

     On January 12, 1995, the Bankruptcy Court entered an order dated January 10, 1995 confirming the Reorganization Plan proposed by Hexcel and the Equity Committee. On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws.

     The Reorganization Plan which became effective on February 9, 1995 provided for: (a) the replacement of a debtor-in-possession credit facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $45.0 million; (b) the creation of an amended reimbursement agreement with respect to the letters of credit in support of certain industrial development revenue bonds; (c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased approximately 1.9 million shares of new common stock for $9.0 million and loaned Hexcel $41.0 million as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

     The Revolving Credit Facility was replaced by the Senior Secured Credit Facility on February 29, 1996.

     The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7.2 million shares of new common stock. The resulting cash proceeds of $33.1 million were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1.6 million shares of new common stock to Mutual Series, the issuance of an additional 0.1 million shares of new common stock to John J. Lee, Hexcel's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan. Following the second closing under the standby purchase agreement on April 6, 1995, the Company had a total of 18.1 million shares of common stock issued and outstanding.

     On February 9, 1995, Hexcel paid $78.1 million in prepetition claims and interest, and reinstated another $60.6 million in prepetition liabilities. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26.7 million received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology; (b) cash proceeds of $2.6 million received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50.0 million in cash received from Mutual Series in connection with the standby purchase agreement; and (d) borrowings under the Revolving Credit Facility.

     Further discussion of the Reorganization Plan, the Chandler and European resins transactions, and Hexcel's emergence from bankruptcy reorganization proceedings is included in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

     Hexcel generated income from continuing operations of $3.2 million in 1995, or $0.20 per share. This compares with losses from continuing operations of $28.1 million in 1994 and $79.9 million in 1993. The Company earned net income of $2.7 million in 1995, or $0.17 per share. The Company incurred net losses of $30.0 million and $86.0 million in 1994 and 1993, respectively.

     Operating results for 1995 include other income of $0.8 million and bankruptcy reorganization expenses of $3.4 million. Other income relates primarily to additional monies received in connection with the sale of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994.

     Operating results for 1994 include other income of $4.9 million, which is largely comprised of $15.9 million in income related to the Chandler transaction, less an $8.0 million provision to reflect the estimated cost of restructuring a joint venture and a $2.9 million provision for bankruptcy claim adjustments. The 1994 loss from continuing operations also includes bankruptcy reorganization expenses of $20.2 million, as well as interest expenses for bankruptcy claims and exit financing of $2.5 million and a provision for the settlement of various tax audits of $1.8 million.

     Operating results for 1993 include restructuring charges of $46.6 million for a major expansion of the restructuring program begun in December 1992. The 1993 loss from continuing operations also includes other expenses of $12.8 million for the write-down of certain assets and increases in reserves for warranties and environmental matters on property previously owned. The impairment of assets was due primarily to the bankruptcy proceedings, changes in business conditions, and depressed real estate prices on property held for sale. In addition, Hexcel recorded a $10.9 million provision in 1993 to reflect the adverse impact of bankruptcy proceedings and substantial operating losses on the potential realization of deferred income tax benefits.

     Losses from discontinued operations totaled $0.5 million, $1.9 million and $10.6 million in 1995, 1994 and 1993, respectively. These losses reflect the results of the discontinued resins business, including provisions to write-down the net assets of this business by $2.8 million in 1994 and $6.0 million in 1993. The divestiture of the resins business was completed in October 1995. The 1993 losses from discontinued operations also reflect the results of the discontinued fine chemicals business, including a provision to write-down the net assets of this business by $2.8 million in 1993. The divestiture of the fine chemicals business was completed in January 1994.

     In 1993, the Company recorded a one-time, cumulative benefit of $4.5 million from the adoption of a new accounting standard for income taxes.

SALES

     Net sales for 1995 totaled $350.2 million, compared with 1994 net sales of $313.8 million and 1993 net sales of $310.6 million. The improvement in 1995 sales over 1994 and 1993 levels is attributable to increased sales of prepregs and reinforcement fabrics, partially offset by decreased sales of honeycomb. Sales of prepregs to commercial aerospace and general industrial markets were higher, as were sales of reinforcement fabrics for use in the recreation, electrical (printed circuit boards) and ballistics industries. In addition, Hexcel benefited from a significant military contract for prepregs, and improved sales of honeycomb to the commercial aerospace market. The overall decrease in honeycomb sales is attributable to the divestiture of the Chandler facility and the related reduction in military aerospace sales. The Chandler facility and certain related assets and technology were sold to the Northrop Grumman Corporation in December 1994.

     The increase in sales from 1994 to 1995 reflects a modest increase in demand for certain products used in the commercial aerospace market, further penetration of selected recreation and general industrial markets, and continued improvement in the overall economic environment in both the U.S. and Europe. Changes in currency exchange rates were also a factor in the increase. During 1995, the U.S. dollar declined against most of the major European currencies, including the Belgian and French francs; accordingly, sales from Hexcel's primary international subsidiaries were increased when translated into U.S. dollars. Due to the highly competitive nature of most of the markets in which the Company competes, product price changes were not a significant factor in 1995 sales growth.

     U.S. sales were $179.5 million in 1995, compared with $171.5 million in 1994 and $185.2 million in 1993. The 1995 increase is primarily attributable to a significant military contract for prepregs and improved sales of reinforcement fabrics to general industrial and other markets. The reduction in honeycomb sales attributable to the divestiture of the Chandler facility was partially offset by increased sales of honeycomb to commercial aerospace and other markets. The 1994 decrease in U.S. sales was mainly due to reduced sales of prepregs and honeycomb to commercial and military aerospace markets, partially negated by improved sales of prepregs to general industrial and other markets.

     International sales were $170.7 million in 1995, compared with $142.3 million in 1994 and $125.4 million in 1993. The 1995 and 1994 increases reflect higher sales of prepregs and reinforcement fabrics to recreation, electrical (printed circuit boards) and other industries, as well as increased sales of prepregs to certain European aerospace customers. A portion of each increase is also attributable to changes in currency exchange rates. The U.S. dollar declined relative to the Belgian and French francs in 1994 as well as in 1995.

COMMERCIAL AEROSPACE SALES

     Worldwide sales were $159.0 million in 1995, compared with $147.5 million in 1994 and $131.4 million in 1993. Sales of prepregs and honeycomb to the commercial aerospace market increased in 1995 as a result of modest improvements in the build rates for certain commercial aircraft, as well as increased sales of selected products. In addition, Hexcel benefited from the improved economic environment in Europe, which also contributed to the 1994 sales increase. Nonetheless, while sales of individual products such as graphite honeycomb and certain prepreg products have increased during the past two years in response to the production of new wide-bodied aircraft, the Company continues to face intense competition for many of the products it sells to the commercial aerospace market. As a result, there is significant price pressure on several of these products.

SPACE AND DEFENSE SALES

     Worldwide sales were $37.3 million in 1995, compared with $34.9 million in 1994 and $55.3 million in 1993. The slight increase in 1995 sales is attributable to a significant military contract for prepregs, partially negated by a decline in honeycomb sales. The decline in honeycomb sales reflects the divestiture of the Chandler facility and the related reduction in military aerospace sales.

     The reduction in space and defense sales from 1993 to 1994 continued a trend which began in 1988, when sales to this market exceeded $100 million, and reflects Hexcel's declining involvement in a major military aerospace program as well as the general decline in U.S. military spending.

RECREATION, GENERAL INDUSTRIAL AND OTHER SALES

     Worldwide sales were $153.9 million in 1995, compared with $131.4 million in 1994 and $123.9 million in 1993. Sales of new products introduced within the past few years continued to grow, and Hexcel benefited from strong European demand for printed circuit boards. In addition, sales of lightweight, high-strength materials for use in athletic shoes, golf club shafts, energy absorption products, and certain automotive and mass transit components remained relatively strong. Continued growth in sales to recreation, general industrial and other markets has contributed to an increase of such sales as a percentage of the consolidated total from 34% in 1991 to 44% in 1995.

GROSS MARGIN

     Gross margin was $67.1 million, or 19.2% of sales, in 1995. This compares with gross margin of $48.4 million, or 15.4% of sales, in 1994 and $47.5 million, or 15.3% of sales, in 1993. The increase in 1995 gross margin over 1994 and 1993 levels reflects the impact of higher sales, as well as certain manufacturing cost reductions. Cost reductions include the closure of the Graham, Texas plant, the sale of the Chandler facility and the consolidation of selected honeycomb production activities into Hexcel's site at Casa Grande, Arizona. Although these measures were initially undertaken in 1993 and 1994, the transfer of certain production processes from Graham and Chandler to Casa Grande was not completed until the middle of 1995. Consequently, the beneficial impact of these facility reductions and the consolidation of honeycomb production activities began to be realized during 1995.

     Due to the highly competitive nature of most of the markets in which Hexcel competes, product price changes were not a significant factor in the growth of 1995 gross margin.

MARKETING, GENERAL AND ADMINISTRATIVE (M,G&A) EXPENSES

     M,G&A expenses were $49.3 million in 1995, compared with $45.8 million in 1994 and $52.5 million in 1993. The increase in M,G&A expenses during 1995 is largely attributable to higher selling expenses, certain costs incurred in connection with the acquisition of the Ciba Composites Business and changes in currency exchange rates. The decrease in M,G&A expenses during 1994 was mainly due to significant headcount reductions made during 1993 and the first quarter of 1994. These headcount reductions were achieved through a reorganization of sales, marketing and administrative functions to reduce redundancies and inefficiencies. M,G&A expenses include research and technology expenses of $7.6 million in 1995, $8.2 million in 1994 and $8.0 million in 1993.

INTEREST EXPENSE

     Interest expense was $8.7 million in 1995, compared with $11.8 million in 1994 and $8.9 million in 1993. The 1994 total includes accrued interest on prepetition accounts payable as well as notes payable. The decline in interest expense from 1994 to 1995 reflects the absence of interest on bankruptcy claims after February 9, 1995, as well as the elimination of various debt obligations with proceeds from the subscription rights offering and the Chandler transaction. Hexcel also benefited from slightly lower interest rates on certain variable rate debt.

     The increase in interest expense from 1993 to 1994 reflects the accrual of interest on bankruptcy claims beginning December 6, 1993, the cost of a debtor-in-possession credit facility and higher interest rates on certain variable rate obligations. These factors were only partially offset by reduced levels of borrowing by Hexcel's European subsidiaries.

INCOME TAXES

     As of December 31, 1995, the Company had net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $65 million and net operating loss carryforwards for international income tax purposes of approximately $5 million. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2010. As a result of the ownership changes which occurred in connection with the Reorganization Plan and the acquisition of the Ciba Composites Business, utilization of the U.S. NOL carryforwards is subject to certain annual limitations, as described in Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The 1995 income tax provision of $3.3 million resulted primarily from state income taxes and taxable income for certain European subsidiaries. The 1994 and 1993 income tax provisions of $3.6 million and $6.0 million, respectively, were attributable to the same factors. In addition, the 1994 provision includes the impact of settling various tax audits. Hexcel fully reserved the income tax assets generated by the pre-tax losses of certain subsidiaries in 1995, 1994 and 1993, due to uncertainty as to the realization of those assets.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

     In connection with the acquisition of the Ciba Composites Business on February 29, 1996, Hexcel obtained the Senior Secured Credit Facility. The Senior Secured Credit Facility is a three-year revolving credit facility of up to $175.0 million which is available to: (a) fund the $25.0 million cash component of the purchase price paid for the Ciba Composites Business; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including consolidation activities, on a worldwide basis. The Senior Secured Credit Facility replaces the Revolving Credit Facility which was obtained on February 9, 1995, in connection with Hexcel's Reorganization Plan, as well as certain European credit facilities.

     The Senior Secured Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries, and is also guaranteed by the Company and certain of its subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Secured Credit Facility, including minimum levels of tangible net worth and fixed charge coverage, and maximum levels of debt to earnings before interest, taxes, depreciation and amortization. The Senior Secured Credit Facility also imposes certain restrictions on incurring additional indebtedness, and generally prohibits the Company from paying dividends or redeeming capital stock.

     In addition to providing for typical events of default, including an event of default resulting from a "change in control" (as defined) of the Company, the Senior Secured Credit Facility provides that an event of default would occur if, under certain circumstances, Ciba: (a) ceases to hold, directly or indirectly through one or more wholly-owned subsidiaries, 100% of the outstanding principal amount of the Senior Subordinated Notes, or (b) ceases to beneficially own, directly or indirectly, at least 40% of Hexcel's voting stock. In light of the foregoing, the Company and Ciba entered into a Retention Agreement, dated as of February 29, 1996, pursuant to which Ciba agreed, subject to the limitations set forth therein, to: (a) hold directly or indirectly through one or more wholly-owned subsidiaries, 100% of the outstanding principal amount of the Senior Subordinated Notes, and (b) beneficially own, directly or indirectly, at least 40% of the Company's voting stock. Further discussion of the Senior Secured Credit Facility is included in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Management believes that the Senior Secured Credit Facility provides Hexcel with more borrowing capacity and imposes less restrictive conditions than the credit facilities which it has replaced. Management expects that the financial resources of Hexcel, including the Senior Secured Credit Facility, will be sufficient to fund the Company's worldwide operations, including the operations of the Ciba Composites Business.

CASH FLOWS

     Unaudited pro forma financial information as to the acquisition of the Ciba Composites Business, including the financing of this acquisition, is included in
Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Income from continuing operations before interest expense, bankruptcy reorganization expenses, income taxes, and depreciation and amortization ("EBITDA") was $30.2 million in 1995, but continuing operations used $3.0 million of cash. Approximately $23.0 million of the difference between EBITDA and net cash flow used by continuing operations is attributable to the payment of prepetition accounts payable and accrued liabilities that had been reinstated on February 9, 1995, and another $6.5 million is attributable to the payment of accrued restructuring costs. In addition, Hexcel incurred $8.7 million of interest expense, $3.4 million of bankruptcy reorganization expenses, and financed a $9.9 million increase in accounts receivable and inventories resulting from higher sales levels. However, the Company benefited from a $19.4 million increase in postpetition accounts payable and accrued liabilities, reflecting both higher production levels and a return to normal credit terms with most vendors.

     EBITDA was $21.7 million in 1994, and net cash provided by continuing operations was $1.1 million. Interest and bankruptcy reorganization expenses totaled $32.0 million, but these expenditures were largely offset by a comparable increase in accounts payable and accrued liabilities (including liabilities subject to disposition in bankruptcy reorganization). The increase in accounts payable and accrued liabilities was primarily attributable to the accrual of interest on prepetition obligations, adjustments to allowed claims, and a return to payment terms with some vendors. In addition, Hexcel paid approximately $10.1 million in restructuring costs and financed a $7.4 million increase in accounts receivable and inventories.

     EBITDA is presented for purposes of describing the significant components of Hexcel's cash flows from continuing operating activities, and is not presented as an alternative measure of those cash flows or of the Company's operating results as determined in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

     Capital expenditures were $12.1 million in 1995, compared with $8.4 million in 1994 and $6.3 million in 1993. The increase from 1994 and 1993 levels is due to purchases of equipment necessary to improve manufacturing processes, and to the deferral of expenditures during bankruptcy reorganization proceedings. Further increases in capital spending are expected in 1996, partially as a result of the acquisition of the Ciba Composites Business. The 1995 capital expenditures of the Ciba Composites Business were $13.2 million, and management expects that the Company's 1996 capital expenditures will exceed the $25.3 million spent in the aggregate by the Company and the Ciba Composites Business during 1995. Such expenditures will be financed with cash generated from operations and borrowings under the Senior Secured Credit Facility.


RECENTLY ISSUED ACCOUNTING STANDARDS

     Hexcel is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in 1996. SFAS 121 requires that the recoverability of long-lived assets to be held or used, including intangible assets, be assessed when events or circumstances indicate that the value of those assets may be impaired. That assessment, determined by reference to the estimated undiscounted future cash flows resulting from the use of the assets, will be based on each group of assets within each of the Company's strategic business units. Management has not yet determined the impact, if any, that the adoption of SFAS 121 will have on the Company's consolidated financial position or results of operations.

     Hexcel is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the fair value method had been applied. The Company plans to adopt only the disclosure requirements of SFAS
123. Consequently, the adoption of SFAS 123 will have no effect on the Company's consolidated net earnings.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Description                                                                                 Page
- --------------------------------------------------------------------------------------------------

Management Responsibility for Financial Statements                                           42
Independent Auditors' Report                                                                 43
Consolidated Financial Statements:
     Consolidated Statements of Operations:  Three years ended December 31, 1995             44
     Consolidated Balance Sheets:  December 31, 1995 and 1994                                45
     Consolidated Statements of Cash Flows:  Three years ended December 31, 1995             46
     Consolidated Statements of Shareholders' Equity (Deficit):
       Three years ended December 31, 1995                                                   47
     Notes to the Consolidated Financial Statements                                        48 - 81
Statement Regarding Computation of Per Share Earnings (Unaudited)                       Exhibit 11


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

     Hexcel maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are safeguarded and accounted for properly. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed benefits derived from control.

     The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel. These reports and practices are reviewed regularly by management and by the independent auditors, Deloitte & Touche LLP, in connection with the audit of the Company's financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent auditors.


     /s/ JOHN J. LEE
- ------------------------------
        (John J. Lee)
   CHIEF EXECUTIVE OFFICER

   /s/ WILLIAM P. MEEHAN
- ------------------------------
     (William P. Meehan)
   CHIEF FINANCIAL OFFICER

    /s/ WAYNE C. PENSKY
- ------------------------------
      (Wayne C. Pensky)
  CHIEF ACCOUNTING OFFICER

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
   Shareholders of Hexcel Corporation:

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hexcel Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, on January 12, 1995, the U.S. Bankruptcy Court entered an order dated January 10, 1995 confirming Hexcel's plan of reorganization which became effective on February 9, 1995. The terms of the plan of reorganization are more fully described in Note 4.

As discussed in Notes 2 and 3 to the consolidated financial statements, on February 29, 1996, Hexcel acquired the Ciba Composites Business.

As discussed in Note 1 to the consolidated financial statements, Hexcel changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Oakland, California
March 1, 1996



HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             1995           1994           1993
- -------------------------------------------------------------------------------------------------------
Net sales                                                   $  350,238     $  313,795     $  310,635
Cost of sales                                                 (283,148)      (265,367)      (263,090)
- -------------------------------------------------------------------------------------------------------
Gross margin                                                    67,090         48,428         47,545

Marketing, general and administrative expenses                 (49,324)       (45,785)       (52,510)
Other income (expenses), net                                       791          4,861        (12,780)
Restructuring expenses                                               -              -        (46,600)
- -------------------------------------------------------------------------------------------------------

Operating income (loss)                                         18,557          7,504        (64,345)
Interest expense                                                (8,682)       (11,846)        (8,862)
Bankruptcy reorganization expenses                              (3,361)       (20,152)          (641)
- -------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes     6,514        (24,494)       (73,848)
Provision for income taxes                                      (3,313)        (3,586)        (6,024)
- -------------------------------------------------------------------------------------------------------
             Income (loss) from continuing operations            3,201        (28,080)       (79,872)

Discontinued operations:
    Income (loss) from operations, net of (provision) for
      income taxes of ($441) in 1994 and ($177) in 1993              -            989         (6,584)
    Losses during phase-out period, net of benefit
      (provision) for income taxes of ($136) in 1994
      and $383 in 1993                                            (468)        (2,879)        (4,039)
- -------------------------------------------------------------------------------------------------------
             Income (loss) before cumulative effect of
               accounting change                                 2,733        (29,970)       (90,495)

Cumulative effect of change in accounting for income taxes           -              -          4,500
- -------------------------------------------------------------------------------------------------------
             Net income (loss)                                $  2,733     $  (29,970)    $  (85,995)
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


Net income (loss) per share and equivalent share:
Primary and fully diluted:
    Continuing operations                                      $  0.20       $  (3.84)     $  (10.89)
    Discontinued operations                                      (0.03)         (0.26)         (1.45)
    Cumulative effect of change in accounting for
      income taxes                                                   -              -           0.61
- -------------------------------------------------------------------------------------------------------
             Net income (loss)                                 $  0.17       $  (4.10)     $  (11.73)
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                   15,742          7,310          7,330
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

THE ACCOMPANING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



- ---------------------------------------------------------------------------------------------------------------
                                                                                   DECEMBER 31,    December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                      1995           1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                                           $      3,829    $       931
    Receivables from asset sales                                                              -         29,340
    Accounts receivable                                                                  65,888         64,136
    Inventories                                                                          55,475         47,364
    Prepaid expenses                                                                      2,863          3,581
    Net assets of discontinued operations                                                     -          3,000
- ---------------------------------------------------------------------------------------------------------------
        Total current assets                                                            128,055        148,352
- ---------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                           203,580        186,328
Less accumulated depreciation                                                           117,625        103,215
- ---------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                                85,955         83,113
- ---------------------------------------------------------------------------------------------------------------
Investments and other assets                                                             16,592         11,992
- ---------------------------------------------------------------------------------------------------------------
        Total assets                                                               $    230,602    $   243,457
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable and current maturities of long-term liabilities                  $      1,802    $    12,720
    Accounts payable                                                                     22,904         18,163
    Accrued liabilities                                                                  38,892         32,234
    Accrued restructuring liabilities                                                     2,887         11,165
    Liabilities subject to disposition in bankruptcy reorganization                           -         97,025
- ---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                        66,485        171,307
- ---------------------------------------------------------------------------------------------------------------
Long-term notes payable and capital lease obligations                                    88,342         16,004
Deferred liabilities                                                                     27,401         21,279
Liabilities subject to disposition in bankruptcy reorganization                               -         40,752
- ---------------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit):
    Common stock, $0.01 par value, authorized 40,000 shares, shares
        issued and outstanding of 18,091 in 1995 and 7,301 in 1994                          181             73
    Additional paid-in capital                                                          111,259         62,626
    Accumulated deficit                                                                 (69,981)       (72,714)
    Minimum pension obligation adjustment                                                  (535)          (137)
    Cumulative currency translation adjustment                                            7,450          4,267
- ---------------------------------------------------------------------------------------------------------------
        Total shareholders' equity (deficit)                                             48,374         (5,885)
- ---------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                       $    230,602    $   243,457
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


- ----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                        1995                1994                1993
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income (loss) from continuing operations                                   $     3,201       $     (28,080)      $     (79,872)
    Reconciliation to net cash provided (used) by
        continuing operations:
        Depreciation and amortization                                               11,623              14,230              14,880
        Deferred provision (benefit) for income taxes                                 (329)              3,609               4,805
        Other income relating to sale of the Chandler, Arizona
            manufacturing facility and related assets and technology                  (600)            (15,900)                  -
        Provision for DIC-Hexcel Limited                                                 -               8,000                   -
        Restructuring expenses                                                           -                   -              46,600
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                              (1,752)             (1,168)              9,157
            (Increase) decrease in inventories                                      (8,111)             (6,228)              3,336
            (Increase) decrease in prepaid expenses                                    718                (454)             (1,775)
            Increase (decrease) in accounts payable and
                accrued liabilities                                                (10,090)             30,966               3,959
            Changes in other non-current assets and long-term liabilities            2,346              (3,876)              9,736
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by continuing operations                           (2,994)              1,099              10,826
        Net cash provided (used) by discontinued operations                            486              (2,206)                624
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                            (2,508)             (1,107)             11,450
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                           (12,144)             (8,362)             (6,264)
    Proceeds from equipment sold                                                        17                 229                 764
    Deferred business acquisition costs, incurred in connection
        with the acquisition of the Ciba Composites Business                        (4,150)                  -                   -
    Proceeds from sale of discontinued resins business                               4,648               6,125                   -
    Proceeds from sale of the Chandler, Arizona manufacturing
        facility and certain related assets and technology                          27,294               2,294                   -
    Proceeds from sale of stitchbonded fabrics business to
        joint venture                                                                    -                   -               4,500
    Investments in joint ventures                                                        -                   -              (1,750)
    Proceeds from sale of discontinued fine chemicals business                           -                   -                 500
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                            15,665                 286              (2,250)
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                         4,317                 171                   -
    Payments of long-term debt                                                      (5,402)            (11,413)             (4,801)
    Proceeds of short-term debt, net                                                20,923               1,687               6,847
    Proceeds from issuance of common stock                                          48,741                   -                 270
    Payments of allowed claims pursuant to the Reorganization Plan                 (78,144)                  -                   -
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                            (9,565)             (9,555)              2,316
- ----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                               (694)                (41)               (535)
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                      2,898             (10,417)             10,981
Cash and equivalents at beginning of year                                              931              11,348                 367
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                            $     3,829      $          931      $       11,348

- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                          Common Stock                       Retained        Minimum     Cumulative      Total
                                    -----------------------   Additional     Earnings        Pension      Currency   Shareholders'
                                        Outstanding             Paid-in    (Accumulated    Obligation    Translation    Equity
(In thousands)                            Shares    Amount      Capital       Deficit)     Adjustment    Adjustment    (Deficit)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993                 7,296    $     73  $     62,292   $     43,251             -    $     533  $     106,149

    Net loss                                 -           -             -        (85,995)            -            -        (85,995)
    Activity under stock plans              14           -           270              -             -            -            270
    Pension obligation adjustment            -           -             -              -    $     (646)           -           (646)
    Currency translation adjustment          -           -             -              -             -          975            975
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993               7,310          73        62,562        (42,744)         (646)       1,508         20,753

    Net loss                                 -           -             -        (29,970)            -            -        (29,970)
    Activity under stock plans              (9)          -            64              -             -            -             64
    Pension obligation adjustment            -           -             -              -           509            -            509
    Currency translation adjustment          -           -             -              -             -        2,759          2,759
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994               7,301          73        62,626        (72,714)         (137)       4,267         (5,885)


    Net income                               -           -             -          2,733             -            -          2,733
    Sale of new common stock under
     standby purchase commitment
     and subscription rights offering   10,800         108        48,631              -             -            -         48,739
    Activity under stock plans             (10)          -             2              -             -            -              2
    Pension obligation adjustment            -           -             -              -          (398)           -           (398)
    Currency translation adjustment          -           -             -              -             -        3,183          3,183
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995              18,091   $     181 $     111,259  $     (69,981)   $     (535) $     7,450   $     48,374
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

     The consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Hexcel is an international developer and manufacturer of lightweight, high-performance composite materials, parts and structures for use in the commercial aerospace, space and defense, recreation and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a partner in three joint ventures that manufacture and sell composite materials in the U.S. and Asia.

     As discussed in Notes 2 and 3, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Ciba Composites Business"), on February 29, 1996. The Company acquired the Ciba Composites Business in exchange for: (a) approximately 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures, various senior subordinated notes and senior demand notes. In connection with the acquisition of the Ciba Composites Business, the Company obtained a new three-year revolving credit facility of up to $175,000 (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company on a worldwide basis (see Note 10). The acquisition of the Ciba Composites Business and related financing activities occurred subsequent to December 31, 1995, and have not been reflected in the historical consolidated financial statements and accompanying notes presented herein.

     As discussed in Note 4, Hexcel Corporation (a Delaware corporation) operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from December 6, 1993 until February 9, 1995, when the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee") became effective. Consequently, the consolidated financial statements as of December 31, 1994, and for each of the three years in the period ended December 31, 1995, have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants ("SOP 90-7").

CASH AND EQUIVALENTS

     The Company invests excess cash in investments with original maturities of less than three months. The investments consist of Eurodollar time deposits and are stated at cost, which approximates market value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $2,603 and $1,249 as of December 31, 1995 and 1994, respectively.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized. Interest expense associated with major long-term construction projects is capitalized. No interest was capitalized in 1995 or 1994; $227 of interest was capitalized in 1993.

     The Company depreciates property, plant and equipment over estimated useful lives. Accelerated and straight-line methods are used for financial statement purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

CURRENCY TRANSLATION

     The assets and liabilities of European subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in shareholders' equity. Realized gains and losses from currency exchange transactions were not material to the Company's consolidated results of operations in 1995, 1994 or 1993.

RESEARCH AND TECHNOLOGY COSTS

     Research and technology costs of $7,618 in 1995, $8,201 in 1994 and $7,971 in 1993 were expensed as incurred, and are included in "marketing, general and administrative expenses" in the consolidated statements of operations.

ACCOUNTING CHANGE

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see
Note 16). The cumulative effect of this accounting change has been reflected in the consolidated statement of operations for the year ended December 31, 1993.

EARNINGS PER SHARE

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during each year. The computation on the fully diluted basis, which considers the exercise of stock options and the conversion of the convertible subordinated debentures, was antidilutive in 1995, 1994 and 1993.

RECLASSIFICATIONS

     Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the 1995 presentation.

ESTIMATES AND ASSUMPTIONS

     The consolidated financial statements and accompanying notes reflect numerous estimates and assumptions made by the management of Hexcel. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures with respect to contingent assets and liabilities, and the reported amounts of revenues and expenses. Although management believes that the estimates and assumptions used in preparing the consolidated financial statements and accompanying notes are reasonable in light of known facts and circumstances, actual results could differ from the estimates used.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Hexcel is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in 1996. SFAS 121 requires that the recoverability of long-lived assets to be held or used, including intangible assets, be assessed when events or circumstances indicate that the value of those assets may be impaired. That assessment, determined by reference to the estimated undiscounted future cash flows resulting from the use of the assets, will be based on each group of assets within each of the Company's strategic business units. Management has not yet determined the impact, if any, that the adoption of SFAS 121 will have on the Company's consolidated financial position or results of operations.

     Hexcel is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the fair value method had been applied. The Company plans to adopt only the disclosure requirements of SFAS
123. Consequently, the adoption of SFAS 123 will have no effect on the Company's consolidated net earnings.


NOTE 2 -- ACQUISITION OF THE CIBA COMPOSITES BUSINESS

     Hexcel acquired the Ciba Composites Business of Ciba-Geigy Limited and Ciba-Geigy Corporation on February 29, 1996. The Ciba Composites Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Ciba Composites Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain of Ciba's non-U.S. subsidiaries) and assumed the liabilities of the Ciba Composites Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43,000, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of Ciba's non-U.S. subsidiaries (the "Senior Demand Notes"). (The pro forma aggregate principal amount of the Senior Subordinated Notes as of December 31, 1995 was $27,400. See Note 3.) In connection with the acquisition of the Ciba Composites Business, the Company obtained the Senior Secured Credit Facility to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and
(c) provide for the ongoing working capital and other financing requirements of the Company on a worldwide basis (see Note 10). The acquisition of the Ciba Composites Business and related financing activities occurred subsequent to December 31, 1995, and have not been reflected in the historical consolidated financial statements and accompanying notes presented herein.

NOTE 3 -- ACQUISITION OF THE CIBA COMPOSITES BUSINESS: PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma financial information combines the condensed balance sheets and statements of operations of Hexcel and the Ciba Composites Business after giving effect to the acquisition of the Ciba Composites Business by the Company. The unaudited pro forma condensed combined balance sheet as of December 31, 1995 gives effect to the acquisition as if it had occurred on December 31, 1995. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 1995 gives effect to the acquisition as if it had occurred on January 1, 1995. The pro forma adjustments account for the acquisition as a purchase of the Ciba Composites Business by the Company, and are based upon the assumptions set forth in the accompanying disclosures.

     The following unaudited pro forma financial information is not necessarily indicative of the financial position or operating results that would have occurred had the acquisition of the Ciba Composites Business been consummated on the dates indicated, nor is it necessarily indicative of future operating results or financial position. Management expects that significant costs will be incurred in connection with combining the operations of Hexcel and the Ciba Composites Business, including costs of eliminating excess manufacturing capacity and redundant administrative and research and development activities, as well as the various costs of consolidating the information systems and other business activities of the two companies. Some of the costs associated with combining the two businesses, including certain costs to eliminate redundant administrative and research and development activities, will be incurred during 1996. The anticipated resulting benefits are expected to be realized shortly thereafter. However, other costs, including many of the costs to eliminate excess manufacturing capacity, are expected to be incurred over a period of as much as three years. This is attributable, in part, to aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on the Company's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. Accordingly, the costs and anticipated future benefits of eliminating excess manufacturing capacity are long-term in nature.

     The Board of Directors of Hexcel has not yet approved the plan for combining the operations of Hexcel and the Ciba Composites Business, but is expected to do so in the second quarter of 1996. Subject to the approval of the consolidation plan by the Board of Directors, management currently estimates that the cash costs of combining the two businesses could range from $35,000 to $45,000, net of expected proceeds from asset sales which are expected to be received at the end of the consolidation process. (This range includes the estimated net cash cost to close the Anaheim manufacturing facility of the Ciba Composites Business. The decision to close this facility was announced in the first quarter of 1996.) Management notes, however, that the actual cash costs of combining the two businesses could vary from current estimates due to the fact that the nature, timing and extent of certain consolidation activities is dependent on numerous factors.

     Management expects to record one or more charges to earnings for the estimated costs of certain business consolidation activities. The estimated costs of specific consolidation activities will be accrued in accordance with generally accepted accounting principles as those activities are determined and announced. Although the aggregate amount of the resulting charges to earnings has not yet been determined, management currently estimates that the amount could range from $40,000 to $50,000, including noncash charges. However, the actual aggregate amount of such charges could vary from current estimates.

     The cash expenditures necessary to combine the Ciba Composites Business with Hexcel are expected to occur over a period of as much as three years. The nature, timing and extent of these expenditures will be determined, in part, by management's evaluation of the probable economic and competitive benefits to be gained from specific consolidation activities. Management anticipates that the benefits to be realized from planned consolidation activities will be sufficient to justify the level of associated costs. However, some of the anticipated benefits are long-term in nature, and there can be no assurance that such benefits will actually be realized. Accordingly, no effect has been given to the costs of combining the two businesses, or to the operating, financial and other benefits that may be realized from the combination, in the accompanying pro forma financial information.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                        THE YEAR ENDED DECEMBER 31, 1995



                                          -----------------------------------------------------
                                                HISTORICAL                      PRO FORMA
                                          -----------------------       -----------------------
                                                          CIBA
                                            HEXCEL     COMPOSITES     ADJUSTMENTS    COMBINED
                                          ---------    ----------     -----------    --------
ASSETS

Current assets:
    Cash and equivalents                  $  3,829       $  8,412     $  (8,412) (a)   $  3,829
    Accounts receivable                     65,888         58,799        (5,805) (b)    118,882
    Inventories                             55,475         60,337        (1,545) (c)    114,267
    Prepaid expenses and other assets        2,863          9,957        (6,019) (d)      6,801
                                          --------       --------     ---------        --------
        Total current assets               128,055        137,505       (21,781)        243,779
                                          --------       --------     ---------        --------


Net property, plant and equipment           85,955        156,364       (45,487) (e)    196,832

Excess of purchase price over net
  assets acquired                                                        44,300  (f)     44,300
Investments and other assets                16,592         46,425       (47,069) (g)     15,948
                                          --------       --------     ---------        --------


        Total assets                    $  230,602     $  340,294    $  (70,037)     $  500,859
                                          --------       --------     ---------        --------
                                          --------       --------     ---------        --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable and current
      maturities of long-term
      liabilities                         $  1,802      $  10,469    $   (9,052) (h)   $  3,219
    Accounts payable                        22,904         29,611        (1,208) (i)     51,307
    Accrued liabilities                     41,779         27,574                        69,353
                                          --------       --------     ---------        --------


        Total current liabilities           66,485         67,654       (10,260)        123,879
                                          --------       --------     ---------        --------


Senior subordinated notes, payable to
  Ciba-Geigy                                                             26,300  (j)     26,300
Other long-term liabilities, less
  current maturities                       115,743         28,723        18,898  (k)    163,364
Minority interest                                           6,968        (6,968) (l)
                                          --------       --------     ---------        --------


Shareholders' equity:
    Common stock & additional
      paid-in capital                      111,440                      140,600  (m)    252,040
    Accumulated deficit                    (69,981)                      (1,658) (n)    (71,639)
    Minimum pension obligation
      adjustment                              (535)                                        (535)
    Cumulative currency translation
      adjustment                             7,450                                        7,450
    Invested capital                                      236,949      (236,949) (o)
                                          --------       --------     ---------        --------


        Total shareholders' equity          48,374        236,949       (98,007)        187,316
                                          --------       --------     ---------        --------


        Total liabilities and
          shareholders' equity          $  230,602     $  340,294    $  (70,037)     $  500,859
                                          --------       --------     ---------        --------
                                          --------       --------     ---------        --------

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        THE YEAR ENDED DECEMBER 31, 1995

                                                               --------------------------------------------------------
                                                                       HISTORICAL                    PRO FORMA
                                                               -----------------------      ---------------------------
                                                                               CIBA
                                                                HEXCEL      COMPOSITES     ADJUSTMENTS      COMBINED
                                                              ---------     ----------     -----------      ---------
Net sales                                                    $  350,238      $  331,073   $  (3,207) (p)   $  678,104
Cost of sales                                                  (283,148)       (273,997)      6,860  (q)     (550,285)
                                                             ----------      ----------   ---------        ----------
Gross margin                                                     67,090          57,076       3,653           127,819

Marketing, general and administrative expenses                  (49,324)        (57,966)                     (107,290)
Amoritization and write-downs of intangible assets                               (6,930)      4,385  (r)       (2,545)
Other income (expenses), net                                        791          (1,102)                         (311)
Restructuring expenses                                                           (2,362)                       (2,362)
                                                             ----------      ----------   ---------        ----------
Operating income (loss)                                          18,557         (11,284)      8,038            15,311

Interest expense                                                 (8,682)           (668)       (869) (s)      (10,219)
Bankruptcy reorganization expenses                               (3,361) (t)                                   (3,361) (t)
Minority interest                                                                (1,506)      1,506  (u)
                                                             ----------      ----------   ---------        ----------
Income (loss) from continuing operations before
  income taxes                                                    6,514         (13,458)      8,675             1,731
Provision for income taxes                                       (3,313)         (5,085)             (v)       (8,398)
                                                             ----------      ----------   ---------        ----------
     Income (loss) from continuing operations                     3,201         (18,543)      8,675             6,667

Loss from discontinued operations                                  (468)                                         (468)
                                                             ----------      ----------   ---------        ----------
     Net income (loss)                                       $    2,733      $  (18,543)  $   8,675        $   (7,135)
                                                             ----------      ----------   ---------        ----------
                                                             ----------      ----------   ---------        ----------

Net income (loss) per share and equivalent share:
Primary and fully diluted
  Continuing operations                                      $     0.20                                    $    (0.20)
  Discontinued operations                                         (0.03)                                        (0.01)
                                                             ----------                                    ----------
     Net income (loss)                                       $     0.17                                    $    (0.21)
                                                             ----------                                    ----------
                                                             ----------                                    ----------
Weighted average shares and equivalent shares                    15,742                                        33,764
                                                             ----------                                    ----------
                                                             ----------                                    ----------


The 1995 net loss for the Ciba Composites Business of $18,543 includes a fourth quarter net loss of $9,537. The fourth quarter net loss includes approximately $6,340 costs attibutable to write-downs of certain fixed and intangible assets, severance expenses, reserves for uncollectible receivables, and acquisition-related expenses.

PURCHASE PRICE SUMMARY AND RELATED ALLOCATION

     The purchase price paid by Hexcel for the Ciba Composites Business is comprised of the following components:

18,022 shares of Hexcel common stock, valued at $8.00 per share (1)   $ 144,200
Senior Subordinated Notes payable to Ciba in 2003 (2)                    26,300
Cash paid to Ciba (3)                                                    25,000
Estimated fees and expenses in connection with the acquisition (3)        7,600
- --------------------------------------------------------------------------------
    Total purchase price                                              $ 203,100
- --------------------------------------------------------------------------------

     The allocation of the total purchase price to the net assets of the Ciba Composites Business is based upon the estimated fair values of the net assets acquired, and is summarized as follows:

Cash and equivalents (4)                                                     --
Accounts receivable (5)                                              $   53,285
Inventories (6)                                                          58,792
Prepaid expenses (5)                                                      3,938
Net property, plant & equipment (7)                                     110,877
Other assets, net (8)                                                     1,000
Investments and other assets (5)                                          4,214
Current liabilities (9)                                                 (57,685)
Other long-term liabilities, less current maturities (9)                (19,221)
Minority interest (10)                                                       --
Shareholders' equity (11)                                                 3,600
Excess of purchase price over net assets acquired (12)                   44,300
- --------------------------------------------------------------------------------
     Total purchase price                                             $ 203,100
- --------------------------------------------------------------------------------
(1) The aggregate value of the Hexcel common stock issued to Ciba is determined by multiplying the discounted market price per share by the number of shares issued. The market price per share is determined by reference to the prices at which Hexcel common stock was trading on the New York Stock Exchange during a reasonable period before and after December 12, 1995, the date upon which Hexcel and Ciba amended the aggregate amount of consideration to be paid by Hexcel for the Ciba Composites Business by agreeing to reduce the initial aggregate principal amount of the senior subordinated notes by $5,000. The market price is then discounted to reflect the illiquidity of the Hexcel common stock issued to Ciba caused by the size of Ciba's holding, the contractual restrictions on transferring such shares and, accordingly, limitations on the price Ciba could realize, the contractual limitation on the price per share Ciba could realize in certain types of transactions, the fact that such shares are "restricted securities" within the meaning of the Securities Act of 1933, and various other factors.

     For purposes of valuing the Hexcel common stock issued to Ciba, a discounted market price of $8.00 per share is used. The discounted market price is based on a market price of $10.00 per share during a reasonable period before and after December 12, 1995, and a discount rate of 20%. The discounted market price of the shares issued is used in determining the total purchase price because the discounted market price of Hexcel common stock is more reliably measurable than the fair value of the assets acquired and the liabilities assumed.

(2) Based on the formula included in the Strategic Alliance Agreement, the pro forma aggregate principal amount of the Senior Subordinated Notes as of December 31, 1995 is approximately

     $27,400. (Such amount is estimated as follows: $43,029 (a) increased by $9,000 for the price of acquiring a minority interest in an Austrian subsidiary of the Ciba Composites Business; (b) increased by $6,126 for the decline in the adjusted net working capital of Hexcel from July 2, 1995 to December 31, 1995; (c) decreased by $25,378 for the decline in the adjusted net working capital of the Ciba Composites Business from July 2, 1995 to December 31, 1995; and (d) decreased by $5,377 for certain net assets of the Ciba Composites Business retained by Ciba and other adjustments.) However, the actual aggregate principal amount of the Senior Subordinated Notes to be issued may be higher or lower, because the adjustments required under the Strategic Alliance Agreement to reflect changes in working capital and certain other items as of February 29, 1996 have not yet been determined.

     The fair value of the Senior Subordinated Notes as of December 31, 1995 is estimated to be $26,300, which is $1,100 lower than the pro forma aggregate principal amount. The $1,100 discount reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity (see Note 10).

(3) The cash paid to Ciba and certain estimated fees and expenses in connection with the acquisition of the Ciba Composites Business have been financed with the proceeds from the Senior Secured Credit Facility (see Note 10).

(4) Under the terms of the Strategic Alliance Agreement, the cash and cash equivalents of the Ciba Composites Business, except for cash on hand at certain of Ciba's non-U.S. subsidiaries, are retained by Ciba. The cash on hand at certain of Ciba's non-U.S. subsidiaries was acquired in exchange for the Senior Demand Notes. The amount of acquired cash and the corresponding principal amount of the Senior Demand Notes, which Hexcel expects will be presented for payment shortly after issuance, are equal and offset each other. Accordingly, the acquisition of such cash and the issuance of the Senior Demand Notes has not been reflected in the unaudited pro forma condensed combined balance sheet.

(5) The fair values of accounts receivable, prepaid expenses and investments and other assets acquired in the purchase of the Ciba Composites Business are estimated to equal respective net book values. Under the terms of the Strategic Alliance Agreement, a portion of the Ciba Composites Business' accounts receivable and prepaid expenses are retained by Ciba.

(6) The fair value of inventories acquired in the purchase of the Ciba Composites Business is estimated to equal aggregate current sales value less estimated selling costs. Under the terms of the Strategic Alliance Agreement, a portion of the Ciba Composites Business' inventories is retained by Ciba.

(7) The fair value of the property, plant and equipment acquired in the purchase of the Ciba Composites Business is estimated to be $45,000 lower than the respective net book value. The estimated fair value, which is based on a preliminary review of the production facilities and equipment of the Ciba Composites Business, reflects the fact that certain of these assets are expected to: (a) duplicate capabilities or productive capacities already possessed by Hexcel; or (b) be in excess of the combined company's needs. This estimate is subject to modification in connection with further analysis. In addition, under the terms of the Strategic Alliance Agreement, a portion of the Ciba Composites Business' property, plant and equipment is retained by Ciba.

(8) The fair value assigned to other assets reflects the capitalization of estimated fees and expenses incurred to secure the Senior Secured Credit Facility in connection with the acquisition of the Ciba Composites Business.

(9) The fair values of the current and long-term liabilities assumed by Hexcel in connection with the purchase of the Ciba Composites Business are estimated to equal the respective net book values. Under the terms of the Strategic Alliance Agreement, certain of the liabilities of the Ciba Composites Business are not assumed by Hexcel.

(10) Prior to Hexcel's acquisition of the Ciba Composites Business, Ciba eliminated the minority interest in an Austrian subsidiary of the Ciba Composites Business ("Danutec") by purchasing that interest, subject to certain governmental approvals which were subsequently obtained. Accordingly, the estimated pro forma purchase price and purchase price allocation reflect the transfer of 100% of the capital stock of Danutec to the Company, and the minority interest in Danutec has been eliminated on a pro forma basis.

(11) The estimated fees and expenses incurred in connection with issuing the Hexcel common stock to Ciba are deducted from shareholders' equity.

(12) The excess of purchase price over net tangible assets acquired will be allocated to identifiable intangible assets and goodwill pursuant to an analysis and valuation of those assets in accordance with the provisions of Accounting Principles Board Opinion No. 16. Such analysis and valuation has not yet been performed. Accordingly, for purposes of the unaudited pro forma financial information, the excess of purchase price over net tangible assets acquired has been treated as a single intangible asset, with a 20-year life. While the values and estimated lives of various intangible assets resulting from the final purchase allocation will vary from these pro forma assumptions, management does not expect these variances to be material to the unaudited pro forma financial information contained herein.

The purchase price allocation does not reflect any liabilities for the costs of consolidating the business operations of the Ciba Composites Business and Hexcel. Those costs, as discussed above, are expected to be significant (see pages 51 and 52).

PRO FORMA ADJUSTMENTS -- UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

(a)  Adjustment to eliminate the cash and cash equivalents of the Ciba
     Composites Business which are retained by Ciba                    $ (8,412)
     ---------------------------------------------------------------------------

(b)  Adjustment to eliminate accounts receivable of the Ciba
     Composites Business  which are retained by Ciba, as well as trade account balances between the Ciba Composites Business and Hexcel  $ (5,805)
     ---------------------------------------------------------------------------

(c)  Adjustment to eliminate inventories of the Ciba Composites Business which are retained by Ciba, and to record acquired inventories at
     estimated fair value                                              $ (1,545)
     ---------------------------------------------------------------------------

(d)  Adjustment to eliminate prepaid expenses and other assets of the
     Ciba Composites Business which are retained by Ciba               $ (6,019)
     ---------------------------------------------------------------------------

(e)  Adjustment to eliminate property, plant and equipment of the
     Ciba Composites Business which is retained by Ciba, and to record acquired property, plant and equipment at estimated
     fair value                                                       $ (45,487)
     ---------------------------------------------------------------------------

(f)  Adjustment to record the excess of purchase price over net
     assets acquired                                                   $ 44,300
     ---------------------------------------------------------------------------

(g)  Adjustment to reflect the following:

       Elimination of the intangible assets of the Ciba Composites
         Business                                                     $ (42,211)
       Capitalization and reclassification of certain fees and
         expenses incurred in connection with the acquisition            (3,200)
       Write-off of capitalized debt issuance costs in connection with the extinguishment of certain existing debt
         obligations with proceeds from the Senior Secured Credit
         Facility                                                        (1,658)
     ---------------------------------------------------------------------------
       Net adjustment                                                 $ (47,069)
     ---------------------------------------------------------------------------

(h)  Adjustment to eliminate notes payable of the Ciba Composites
     Business which are not assumed by Hexcel                          $ (9,052)
     ---------------------------------------------------------------------------

(i)  Adjustment to eliminate current liabilities of the Ciba
     Composites Business which are not assumed by Hexcel, as well as trade balances between the the Ciba Composites Business and
     Hexcel                                                            $ (1,208)
     ---------------------------------------------------------------------------

(j)  Adjustment to reflect the issuance of the Senior Subordinated
     Notes payable to Ciba                                             $ 26,300
     ---------------------------------------------------------------------------

(k)  Adjustment to reflect the following:

       Elimination of long-term liabilities of the Ciba Composites
         Business which are not assumed by Hexcel                     $  (9,502)
       Net borrowings under the Senior Secured Credit Facility to finance the cash payment to Ciba and certain fees and
         expenses incurred in connection with the acquisition            28,400
     ---------------------------------------------------------------------------
       Net adjustment                                                  $ 18,898
     ---------------------------------------------------------------------------

(l)  Adjustment to reflect the elimination of the minority interest
       in Danutec                                                      $ (6,968)
     ---------------------------------------------------------------------------

(m)  Adjustment to reflect the issuance of Hexcel common stock to
       Ciba, net of certain fees and expenses incurred in connection
         with issuing such stock                                      $ 140,600
     ---------------------------------------------------------------------------

(n)  Adjustment to reflect the write-off of capitalized debt issuance costs in connection with the extinguishment of
       certain existing debt obligations with proceeds from the
       Senior Secured Credit Facility                                  $ (1,658)
     ---------------------------------------------------------------------------

(o)  Adjustment to eliminate Ciba's investment in the Ciba Composites
       Business                                                      $ (236,949)
     ---------------------------------------------------------------------------

PRO FORMA ADJUSTMENTS -- UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(p)  Adjustment to eliminate sales between the Ciba Composites
       Business and Hexcel                                             $ (3,207)
     ---------------------------------------------------------------------------

(q)  Adjustment to reflect the following:
       Elimination of cost of sales between the Ciba Composites
         Business and Hexcel                                            $ 2,708
       Reduction in depreciation costs resulting from the purchase price adjustment to the net property, plant and equipment
         of the Ciba Composites Business                                  4,152
     ---------------------------------------------------------------------------

          Net adjustment                                                $ 6,860
     ---------------------------------------------------------------------------

(r)  Adjustment to reflect the following:
       Reduction in amortization expense and write-downs of
         intangible assets resulting from the elimination of the
         intangible assets of the Ciba Composites Business in
         connection with the purchase price allocation                  $ 6,930
       Amortization of the excess of purchase price over net assets
         acquired (20 year amortization period)                          (2,215)
       Amortization of capitalized fees and expenses incurred in
         connection with securing the Senior Secured Credit
         Facility (3 year amortization period)                             (330)
     ---------------------------------------------------------------------------

         Net adjustment                                                 $ 4,385
     ---------------------------------------------------------------------------

(s)  Adjustment to reflect the following:
       Elimination of interest expense on liabilities of the Ciba
         Composites Business which are not assumed by Hexcel            $ 1,032
       Net reduction in interest expense resulting from the
         refinancing of certain credit facilities with the Senior
         Secured Credit Facility                                            992
       Estimated interest expense on the Senior Subordinated Notes
         payable to Ciba                                                 (2,893)
     ---------------------------------------------------------------------------
        Net adjustment                                                 $   (869)
     ---------------------------------------------------------------------------

(t) On February 9, 1995, Hexcel emerged from bankruptcy reorganization proceedings which had begun on December 6, 1993. In connection with those proceedings, Hexcel incurred bankruptcy reorganization expenses of $3,361 during the year ended December 31, 1995. Although the resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in expenses being incurred after February 9, 1995, Hexcel has not incurred any significant bankruptcy-related expenses since October 1, 1995.

(u)  Adjustment to eliminate the minority interest in the operating results of
       the Ciba Composites Business                                     $ 1,506
     ---------------------------------------------------------------------------

(v) The income tax consequences of the cumulative pro forma adjustments are estimated to be zero. This is due to the fact that the pro forma combined company incurred losses from continuing operations before income taxes for the year ended December 31, 1995, and no income tax benefits relating to these losses have been recognized. Furthermore, the pro forma combined company has sufficient net operating loss carryforwards for income tax purposes to substantially eliminate any tax liabilities arising from pro forma adjustments.

NOTE 4 -- BANKRUPTCY REORGANIZATION

     On January 12, 1995, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order dated January 10, 1995 confirming the Reorganization Plan proposed by Hexcel and the Equity Committee. On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws.

     The Reorganization Plan which became effective on February 9, 1995 provided for: (a) the replacement of a debtor-in-possession credit facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $45,000;
(b) the creation of an amended reimbursement agreement with respect to the letters of credit in support of certain industrial development revenue bonds;
(c) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased 1,946 shares of new common stock for $9,000 and loaned Hexcel $41,000 as an advance against the proceeds of a subscription rights offering for additional shares of new common stock; and (d) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable.

     The Revolving Credit Facility was replaced by the Senior Secured Credit Facility on February 29, 1996 (see Note 10).

     The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7,156 shares of new common stock. The resulting cash proceeds of $33,098 were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1,590 shares of new common stock to Mutual Series, the issuance of an additional 108 shares of new common stock to John J. Lee, Hexcel's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan. Following the second closing under the standby purchase agreement on April 6, 1995, the Company had a total of 18,101 shares of common stock issued and outstanding.

     The Reorganization Plan provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The total of all claims reinstated or paid, less the portion representing accrued interest for the period from January 1 to February 9, 1995, has been reflected as "liabilities subject to disposition in bankruptcy reorganization" in the consolidated balance sheet as of December 31, 1994. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. Reinstated liabilities were reclassified from "liabilities subject to disposition in bankruptcy reorganization" to the appropriate liability captions of the consolidated balance sheet on February 9, 1995. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets and technology (see Note 5);
(b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business (see Note 5); (c) the $50,000 in cash received from Mutual Series in connection with the standby purchase agreement; and (d) borrowings under the Revolving Credit Facility.

     Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses have consisted primarily of professional fees paid to legal and financial advisors of Hexcel, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by SOP 90-7. The resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in expenses being incurred after the effective date of the Reorganization Plan. However, the Company has not incurred any significant bankruptcy-related expenses since October 1, 1995.


NOTE 5 -- RECEIVABLES FROM ASSET SALES

SALE OF CHANDLER, ARIZONA MANUFACTURING FACILITY AND CERTAIN RELATED ASSETS AND TECHNOLOGY

     Hexcel sold its Chandler, Arizona manufacturing facility and certain related assets and technology to Northrop Grumman Corporation ("Northrop") in the fourth quarter of 1994. In connection with the sale, the Company recognized other income of $15,900, which includes the effects of reversing $10,000 of a previously established restructuring reserve related to the Chandler facility and $5,900 which represents the excess of the sales price over the carrying value of the net assets sold. The transaction generated net cash proceeds of $28,988, of which $2,294 was received in 1994 and $26,694 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the consolidated balance sheet as of December 31, 1994.

     Under the terms of the Chandler transaction, Hexcel retained a royalty-free, non-exclusive license to use the technology sold in non-military applications and will receive royalties from Northrop on certain applications of that technology. In addition, the Company may receive up to an additional $2,300 pursuant to the terms of the transaction, when certain conditions are satisfied. Of this amount, $600 was received in the third quarter of 1995 and has been reflected in "other income (expense), net" in the 1995 consolidated statement of operations. An additional $1,560 was received in February 1996; the resulting income will be recognized in the first quarter of 1996.


SALE OF RESINS BUSINESS

     On December 29, 1994, Hexcel sold its European resins operations to Axson S.A., a French corporation, through the sale of all of the Company's shares in the capital stock of its European resins subsidiaries. The sale and related settlement transactions generated net cash proceeds of approximately $8,727, of which $6,125 was received in the fourth quarter of 1994 and $2,602 was received in the first quarter of 1995. The net proceeds received in the first quarter of 1995 have been reflected in "receivables from asset sales" in the consolidated balance sheet as of December 31, 1994.

     Hexcel sold its U.S. resins operations to Fiber-Resin Corporation, a wholly-owned subsidiary of H.B. Fuller Company, on October 30, 1995. The estimated net proceeds from the sale approximated the net book value of the assets sold. The sale of the Company's U.S. resins operations completed the divestiture of the resins business, which has been accounted for as a discontinued operation in the consolidated financial statements for all periods presented (see Note 23).

NOTE 6 -- INVENTORIES


     Inventories as of December 31, 1995 and 1994 were:
- -----------------------------------------------------------------------------
                                                           1995        1994
- -----------------------------------------------------------------------------
Raw materials                                          $ 22,257    $ 18,846
Work in progress                                         13,688      12,518
Finished goods                                           17,778      14,934
Supplies                                                  1,752       1,066
- -----------------------------------------------------------------------------
Inventories                                            $ 55,475    $ 47,364
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1995 and 1994 were:

- -----------------------------------------------------------------------------
                                                           1995        1994
- -----------------------------------------------------------------------------
Land                                                  $   2,349   $   2,213
Buildings                                                46,560      36,913
Equipment                                               154,671     147,202
- -----------------------------------------------------------------------------
Property, plant and equipment                           203,580     186,328
Less accumulated depreciation                          (117,625)   (103,215)
- -----------------------------------------------------------------------------
Net property, plant and equipment                      $ 85,955    $ 83,113
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


NOTE 8 -- INVESTMENTS AND OTHER ASSETS

     Investments and other assets as of December 31, 1995 and 1994 were:

- -----------------------------------------------------------------------------
                                                           1995        1994
- -----------------------------------------------------------------------------
Investments in joint ventures                         $   6,615   $   6,287
Deferred business acquisition costs                       4,150          --
Debt financing costs, net of accumulated
  amortization of $529 as of December 31, 1995            1,658          --
Other assets                                              4,169       5,705
- -----------------------------------------------------------------------------
Investments and other assets                           $ 16,592    $ 11,992
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

     Investments in joint ventures consist of a 50% equity interest in Knytex Company, L.L.C. ("Knytex"), which is jointly owned and operated with Owens-Corning Fiberglas Corporation, and a 40% equity interest in Hexcel-Fyfe, L.L.C. ("Hexcel-Fyfe"), which is jointly owned and operated with Fyfe Associates Corporation. The Company also owns an equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"), for which there was no recorded asset value as of December 31, 1995 or 1994 (see Note 9). Investments in joint ventures are accounted for by the equity method. Equity in the earnings of joint ventures were not material to the Company's consolidated results of operations in 1995, 1994 or 1993.

     Knytex was formed on June 30, 1993 when the Company sold 50% of its stitchbonded business to Owens-Corning and contributed the remaining 50% to the joint venture. The Company received proceeds of $4,500 and recognized a gain of $1,541 from the sale.

     Deferred business acquisition costs consists of certain transaction-related costs incurred in connection with the acquisition of the Ciba Composites Business through December 31, 1995. Such costs will be included in the allocation of the total purchase price to the net assets acquired as of the acquisition date, in accordance with the provisions of Accounting Principles Board Opinion No. 16.

     Debt financing costs are deferred and amortized over the life of the related debt. All debt financing costs as of December 31, 1995 relate to debt obligations that were extinguished on February 29, 1996 with proceeds from the Senior Secured Credit Facility. Accordingly, the unamortized balance of such costs will be written off by a charge to "interest expense" during the first quarter of 1996.


NOTE 9 -- DIC-HEXCEL LIMITED

     The Company owns an equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). The joint venture was formed in 1990 for the production and sale of Nomex honeycomb, advanced composites and decorative laminates for the Japanese market. The joint venture owns and operates a manufacturing facility in Komatsu, Japan.

     Under the terms of the original joint venture agreement, DIC agreed to guarantee all bank debt incurred by this venture. In turn, the Company provided an undertaking that in the event the joint venture went into liquidation the Company would reimburse DIC for 50% of all guaranteed bank loans, net of any proceeds from the sale of the venture's assets. During 1994, the economic viability of this joint venture became questionable, and the cost of product qualification efforts and the attendant lack of revenues were resulting in negative cash flows. During the third quarter of 1994, DIC proposed to liquidate the joint venture. The Company responded with a proposal to restructure the joint venture, subject to various conditions, which DIC agreed to consider. Under either proposal, the Company would retain responsibility for a portion of the joint venture's guaranteed bank debt. Accordingly, the Company recorded an $8,000 provision in the third quarter of 1994 to reflect the estimated cost of restructuring or liquidating DIC-Hexcel Limited. This provision has been included in "other income (expenses), net" in the 1994 consolidated statement of operations, and the corresponding liability has been included in "liabilities subject to disposition in bankruptcy reorganization" in the consolidated balance sheet as of December 31, 1994.

     On February 20, 1995, Hexcel and DIC entered into an amendment to the original joint venture agreements which provided additional funding to permit DIC-Hexcel Limited to complete its product qualification efforts and limited the Company's potential liability for the venture's bank debt guaranteed by DIC to $9,000. Under the terms of the amendment, the Company and DIC each agreed to contribute $4,500 in cash to the venture, payable in installments of $1,438 in the first quarter of 1995 and $438 in each of the next seven quarters. It was agreed that such cash contributions by the Company would reduce pro-rata its potential liability of $9,000. The amendment also provided, after taking account to the transactions contemplated thereunder, for a reduction in the Company's equity interest in DIC-Hexcel Limited to approximately 42% with a corresponding increase in DIC's equity interest. After December 31, 1996, should demand be made under the loans made to DIC-Hexcel Limited guaranteed by DIC, the Company will be required to pay 50% of any amount DIC pays on account of its guarantees, up to a cumulative amount of $4,500. Furthermore, the Company and DIC agreed that they would discuss and review the prospects of the venture and its future financing during the second half of 1996. During this period both DIC and the Company each have the right to request the liquidation of DIC-Hexcel Limited. If such right is exercised, the Company will be required to make payment of the remaining contingent liability of up to $4,500. If such liquidation right is exercise by either party, it is not anticipated that payment would be required prior to January 1997.

     Management believes that the $8,000 provision recorded in the third quarter of 1994 remains the best estimate of the Company's total probable liability under the amended joint venture agreement, based on the terms of that agreement and the projected future operating results of DIC-Hexcel Limited. The Company contributed $2,750 of cash to the joint venture during 1995, reducing the remaining probable liability to $5,250 as of December 31, 1995. Of this amount, $1,750 has been included in "accrued liabilities" and $3,500 has been included in "deferred liabilities" in the consolidated balance sheet as of December 31, 1995 (see Note 17).


NOTE 10 -- NOTES PAYABLE

     Notes payable and capital lease obligations as of December 31, 1995 and 1994 were:


                                                                            1995
                                                                       UNAUDITED
                                                                       PRO FORMA
                                                                     (SEE NOTE 3)          1995           1994
- -----------------------------------------------------------------------------------------------------------------

Senior Secured Credit Facility                                        $   74,605             --             --
Revolving Credit Facility                                                     --       $ 30,091             --
European credit facilities                                                 1,692         17,806       $ 18,128
Debtor-in-possession credit facility                                          --             --          4,189
Prepetition credit facility                                                   --             --         12,000
Senior Subordinated Notes payable to Ciba-Geigy                           26,300             --             --
10.12% senior notes, originally due 1998                                      --             --         30,000
7% convertible subordinated debentures, due 2011                          25,625         25,625         25,625
Obligations under IDRB variable rate demand notes,
   due through 2024, net                                                  11,990         11,990         13,310
Capital lease obligations (see Note 11)                                    3,217          3,217          3,234
Various notes payable, due through 2007                                    1,715          1,715          3,053
- -----------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                        145,144         90,144        109,539
Less amount subject to disposition in bankruptcy
   reorganization                                                             --             --        (80,815)
- -----------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations, net                 $ 145,144       $ 90,144       $ 28,724
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
Notes payable and current maturities of long-term
   liabilities, net                                                  $     1,802      $   1,802       $ 12,720
Long-term notes payable and capital lease
   obligations, net                                                      143,342         88,342         16,004
- -----------------------------------------------------------------------------------------------------------------

Total notes payable and capital lease obligations, net                 $ 145,144       $ 90,144       $ 28,724
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------



SENIOR SECURED CREDIT FACILITY

     In connection with the acquisition of the Ciba Composites Business, Hexcel obtained the Senior Secured Credit Facility on February 29, 1996. The Senior Secured Credit Facility is a three-year revolving credit facility of up to $175,000 which is available to: (a) fund the $25,000 cash component of the purchase price paid for the Ciba Composites Business; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including consolidation activities, on a worldwide basis. The Senior Secured Credit Facility replaces the Revolving Credit Facility which was obtained on February 9, 1995, in connection with Hexcel's Reorganization Plan, as well as certain European credit facilities.

     Interest on outstanding borrowings under the Senior Secured Credit Facility is computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, the base rate of the administrative agent for the lenders. In addition, the Senior Secured Credit Facility is subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility and a letter of credit fee of up to 0.5% per annum on the outstanding face amount of letters of credit. The Company also paid one-time arrangement, syndication and closing fees totaling $869, as well as certain other costs and expenses related to the implementation of the Senior Secured Credit Facility.

     The Senior Secured Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries, and is also guaranteed by the Company and certain of its subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Secured Credit Facility, including minimum levels of tangible net worth and fixed charge coverage, and maximum levels of debt to earnings before interest, taxes, depreciation and amortization. The Senior Secured Credit Facility also imposes certain restrictions on incurring additional indebtedness, and generally prohibits the Company from paying dividends or redeeming capital stock.

     In addition to providing for typical events of default, including an event of default resulting from a "change in control" (as defined) of the Company, the Senior Secured Credit Facility provides that an event of default would occur if, under certain circumstances, Ciba: (a) ceases to hold, directly or indirectly through one or more wholly-owned subsidiaries, 100% of the outstanding principal amount of the Senior Subordinated Notes, or (b) ceases to beneficially own, directly or indirectly, at least 40% of Hexcel's voting stock. In light of the foregoing, the Company and Ciba entered into a Retention Agreement, dated as of February 29, 1996, pursuant to which Ciba agreed, subject to the limitations set forth therein, to: (a) hold directly or indirectly through one or more wholly-owned subsidiaries, 100% of the outstanding principal amount of the Senior Subordinated Notes, and (b) beneficially own, directly or indirectly, at least 40% of the Company's voting stock.

REVOLVING CREDIT FACILITY

     The Revolving Credit Facility, which replaced the Debtor-in-possession credit facility on February 9, 1995, was replaced by the Senior Secured Credit Facility on February 29, 1996.

EUROPEAN CREDIT FACILITIES

     Certain European credit facilities were replaced by the Senior Secured Credit Facility on February 29, 1996.

SENIOR SUBORDINATED NOTES PAYABLE TO CIBA-GEIGY

     In connection with the acquisition of the Ciba Composites Business, Hexcel has undertaken to deliver to Ciba and/or one or more of its subsidiaries the Senior Subordinated Notes. The Senior Subordinated Notes, which will be issued following the completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, will be general unsecured obligations of the Company in an aggregate principal amount of approximately $43,000, subject to certain adjustments. The actual aggregate principal amount of the Senior Subordinated Notes to be issued may be higher or lower than $43,000, because the adjustments required under the Strategic Alliance Agreement to reflect changes in working capital and certain other items as of February 29, 1996 have not yet been determined. (The pro forma aggregate principal amount of the Senior Subordinated Notes as of December 31, 1995 was $27,400, and the pro forma estimated fair value of the Senior Subordinated Notes on that date was $26,300. See Note 3.)

     The Senior Subordinated Notes will bear interest for three years at a rate of 7.5% per annum, payable semiannually, from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the acquisition of the Ciba Composites Business, and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003. The payment of principal and interest on the Senior Subordinated Notes will be subordinate to the Senior Secured Credit Facility.

     The Senior Subordinated Notes will be callable, in whole or in part, at the option of Hexcel at any time without penalty, and the Company will not be required to make mandatory redemption or sinking fund payments. Under certain circumstances, upon a "change of control" of the Company, as defined in the indenture governing the Senior Subordinated Notes, the holders of the Senior Subordinated Notes (except, under certain circumstances, Ciba) will have the right to cause the Company to repurchase all or any part of the Senior Subordinated Notes at a price equal to 101% of the principal amount to be repurchased plus accrued interest. Under such indenture, the Company will be subject to various restrictions, including restrictions on incurring additional indebtedness, paying dividends and redeeming capital stock.

7% CONVERTIBLE SUBORDINATED DEBENTURES

     The 7% convertible subordinated debentures were subject to disposition in bankruptcy reorganization, and were reinstated on February 9, 1995, pursuant to the Reorganization Plan. These debentures are redeemable by the Company under certain provisions, although any such redemption is restricted by the terms of the Senior Secured Credit Facility. Mandatory redemption is scheduled to begin in 2002 through annual sinking fund requirements. The debentures are convertible prior to maturity into common stock of the Company at $30.72 per share, subject to adjustment under certain conditions.

OBLIGATIONS UNDER IDRB VARIABLE RATE DEMAND NOTES

     Hexcel has various industrial development revenue bonds ("IDRBs") outstanding, guaranteed by bank letters of credit for fees of 0.5%. These IDRBs were subject to disposition in bankruptcy reorganization, and were reinstated on February 9, 1995, pursuant to the Reorganization Plan. The letters of credit which guarantee the IDRBs were also reinstated, in accordance with the terms of an amended reimbursement agreement (the "Reimbursement Agreement") with the issuing bank, and extended until December 31, 1998. The Reimbursement Agreement originally provided that, commencing April 1, 1995 and every three months thereafter for the duration of the agreement, the Company would either redeem $600 of the guaranteed IDRBs, obtain a $600 letter of credit in favor of the issuing bank, or deposit $600 into a sinking fund in which the issuing bank and/or the trustees for the IDRBs will hold a first priority security interest. However, these provisions were eliminated by an amendment to the Reimbursement Agreement dated February 29, 1996. This amendment, which was agreed to by the issuing bank in connection with the Company's acquisition of the Ciba Composites Business, also eliminated certain financial covenants and other restrictions previously contained in the Reimbursement Agreement. The interest rates on the IDRBs are variable and averaged 6.2% in 1995, 3.9% in 1994 and 2.5% in 1993.

     On November 1, 1994, Hexcel sold the property it owned in the City of Industry, California for $2,600, which approximated net book value. Under the terms of the sales agreement, the buyer paid the Company $260 in cash and assumed responsibility for $2,340 of the outstanding principal of a $4,900 IDRB related to the property. As of December 31, 1995, the outstanding balance of the IDRB had been reduced to $4,700, of which $2,160 was an assumed obligation of the buyer. The Company is contingently liable for that portion of the IDRB assumed by the buyer, in the event the buyer should default on assumed payment obligations.

INSTALLMENTS DUE ON NOTES PAYABLE

     Excluding obligations extinguished with proceeds from the Senior Secured Credit Facility, installments due on long-term notes payable are $1,489 in 1996, $267 in 1997 and $38,966 in years after the year 2000. The Senior Secured Credit Facility, which was used to refinance long-term debt obligations totaling $46,205 as of December 31, 1995, expires in 1999.

AGGREGATE FAIR VALUE OF LONG-TERM DEBT

     Management believes that the aggregate fair value of Hexcel's long-term debt, excluding the 7% convertible subordinated debentures, approximates the aggregate book value, as substantially all such debt is comprised of variable-rate obligations. However, there can be no assurance that the aggregate fair value of the Company's long-term debt will not materially vary from the aggregate book value. The fair value of the 7% convertible subordinated debentures is estimated on the basis of quoted market prices, although trading in the debentures is limited and may not reflect fair value. The estimated fair value of all of the outstanding debentures was $21,781 and $15,888 as of December 31, 1995 and 1994, respectively.

INTEREST PAYMENTS

     Interest payments were $8,345 in 1995, $3,909 in 1994 and $8,802 in 1993.
Hexcel was legally prohibited from paying interest on most prepetition debt obligations in 1994.


NOTE 11 -- LEASING ARRANGEMENTS

     Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1995 and 1994 were:

- --------------------------------------------------------------------------------
                                                        1995           1994
- --------------------------------------------------------------------------------

Property, plant and equipment                        $ 7,205        $ 6,734
Less accumulated depreciation                         (2,611)        (2,246)
- --------------------------------------------------------------------------------
Net property, plant and equipment                    $ 4,594        $ 4,488
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Capital lease obligations                            $ 3,217        $ 3,234
Less current maturities                                 (313)          (410)
- --------------------------------------------------------------------------------
Long-term capital lease obligations, net             $ 2,904        $ 2,824
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Certain sales and administrative offices, data processing equipment, and manufacturing facilities are leased under operating leases. Rental expenses under operating leases were $2,871 in 1995, $3,675 in 1994 and $3,530 in 1993.

     Future minimum lease payments as of December 31, 1995 were:

- --------------------------------------------------------------------------------
                                                          Type of Lease
                                                    ---------------------------
Payable during years ending December 31:            Capital          Operating
- --------------------------------------------------------------------------------
1996                                                $    675        $ 2,520
1997                                                     675          1,975
1998                                                     675          1,327
1999                                                     675          1,078
2000                                                     582            737
2001 and thereafter                                    2,267          2,147
- --------------------------------------------------------------------------------
Total minimum lease payments                         $ 5,549        $ 9,784
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Total minimum capital lease payments include $2,332 of imputed interest.

NOTE 12 -- ACCRUED RESTRUCTURING LIABILITIES

     In December 1992, Hexcel initiated a worldwide restructuring program designed to improve facility utilization and determine the proper workforce requirements to support projected reduced levels of business in 1993 and beyond. The Company recorded a charge for this program of $23,000 in the fourth quarter of 1992.

     In April 1993, Hexcel announced the closing of the Graham, Texas manufacturing facility and the consolidation of Graham operations into other plants. The estimated costs of this closure were included in the 1992 restructuring charge. The Graham closure was substantially completed in 1994.

     In September 1993, Hexcel announced plans to significantly expand the restructuring program in response to the expected further decline in commercial and military aerospace markets. Accordingly, the Company recorded a charge of $44,000 in the third quarter of 1993. This expansion included deeper cuts in overhead and further consolidation of facilities in the United States and Europe. During the fourth quarter of 1993, an additional charge of $2,600 was recorded in connection with the expanded restructuring program. The 1993 and 1992 restructuring charges included approximately $34,000 of non-cash write-downs related to facility closures and the impairment of certain assets due to declining sales and the changed business environment.

     In the fourth quarter of 1994, Hexcel sold the Chandler, Arizona manufacturing facility and certain related assets and technology (see Note 5). Together with the closure of the Graham facility, this completed the reduction in honeycomb production capacity contemplated by the expanded restructuring program. The Company transferred certain assets and production processes located at the Chandler facility, which were not included in the sale, to the Company's facility in Casa Grande, Arizona. The estimated costs associated with this transfer were included in the restructuring charge recorded in the third quarter of 1993.

     The total of $69,600 in restructuring charges taken in 1992 and 1993 and the remaining balances of accrued restructuring charges as of December 31, 1995 and 1994 were:


- ------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accrued             Accrued
                                                                 1992 & 1993        Restructuring       Restructuring
                                                                Restructuring      Liabilities at      Liabilities at
                                                                  Expenses            12/31/95            12/31/94
- ------------------------------------------------------------------------------------------------------------------------------

Estimated costs to close and relocate facilities:
   Asset write-downs                                               $ 19,500             $   500            $  2,230
   Cash costs, net of expected sales proceeds                        11,000               1,190               2,835
Estimated employee severance costs (excluding
   severance related to the closure of facilities)                   15,900                 260               1,100
Asset write-downs due to changed business conditions                 14,700                  --                  --
Estimated cash costs of various other
   restructuring actions                                              8,500                 937               5,000
- ------------------------------------------------------------------------------------------------------------------------------
                                                                   $ 69,600             $ 2,887            $ 11,165
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


     The decrease in accrued restructuring liabilities during 1995 is primarily attributable to the consolidation of honeycomb manufacturing operations in connection with the disposal of the Chandler facility, as well as severance payments and implementation of a new management information system. The consolidation of honeycomb operations reflected in the 1992 and 1993 restructuring charges is substantially complete, while implementation of the information system will continue through 1996.

NOTE 13 -- LIABILITIES SUBJECT TO DISPOSITION IN BANKRUPTCY REORGANIZATION

     Liabilities subject to disposition in bankruptcy reorganization as of December 31, 1994 were:


- --------------------------------------------------------------------------------
                                                                           1994
- --------------------------------------------------------------------------------

Accounts payable                                                     $   23,271
Accrued liabilities, including interest                                  33,691
Notes payable and capital lease obligations (see Note 10)                80,815
- --------------------------------------------------------------------------------
Total liabilities subject to disposition in bankruptcy
 reorganization                                                       $ 137,777
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Current liabilities subject to disposition in bankruptcy
 reorganization                                                       $  97,025
Long-term liabilities subject to disposition in bankruptcy
 reorganization                                                          40,752
- --------------------------------------------------------------------------------
Total liabilities subject to disposition in bankruptcy
 reorganization                                                       $ 137,777
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


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


NOTE 14 -- RETIREMENT PLANS

     The Company has various retirement and profit sharing plans covering substantially all U.S. employees and certain European employees. The net cost of these plans was $2,768 in 1995, $2,443 in 1994 and $2,330 in 1993.

     In the United States, the Company maintains a defined contribution plan and a defined benefit pension plan. The defined contribution plan is available to substantially all U.S. employees, and is comprised of a 401(k) savings plan and a profit sharing plan. Under the 401(k) savings plan, the Company makes matching contributions equal to 50% of the contributions of the employees, not to exceed 3% of employee compensation. The defined benefit pension plan is a career average pension plan covering substantially all U.S. hourly employees. Effective January 1, 1996, participation in the defined benefit pension plan was extended to U.S. salaried employees as well. Benefits are based on years of service and the annual compensation of the employee, and the Company's funding policy is to contribute the minimum amount required by applicable regulations.

     The Company also maintains a defined benefit pension plan for employees in the United Kingdom, and defined benefit retirement plans for certain senior executives and directors. The Company's European subsidiaries, except for those in the United Kingdom, participate in government retirement plans which cover all employees of those subsidiaries.

     Contributions to the 401(k) savings plan were $1,290 for 1995, $1,039 for 1994 and $1,130 for 1993. There were no contributions to the profit sharing plan for 1995, 1994 or 1993. The net cost of the Company's defined benefit pension and retirement plans for the years ended December 31, 1995, 1994 and 1993 consisted of:


- --------------------------------------------------------------------------------
                                                   1995      1994      1993
- --------------------------------------------------------------------------------

Service cost - benefits earned during the year  $   661    $  753   $   749
Interest cost on projected benefit obligation       660       706       713
Return on assets - actual                        (1,103)       33    (1,385)
Net amortization and deferral                     1,260       (88)    1,123
- --------------------------------------------------------------------------------
Net periodic pension cost                       $ 1,478    $1,404   $ 1,200
- --------------------------------------------------------------------------------


     Assumptions used in the accounting for these defined benefit and retirement plans were:


- --------------------------------------------------------------------------------
                                                   1995      1994      1993
- --------------------------------------------------------------------------------

Discount rate                                       7.0%      8.0%      7.0%
Rate of increase in compensation                    4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets    9.5%      9.5%      9.5%
- --------------------------------------------------------------------------------


     The funded status and amounts recognized for the defined benefit pension and retirement plans as of December 31, 1995 and 1994 were:


- --------------------------------------------------------------------------------
                                                                 1995     1994
- --------------------------------------------------------------------------------

Actuarial present value of benefit obligation:
   Vested benefit obligation                                  $ 8,047  $ 6,688
   Non-vested benefit obligation                                1,281    1,022
- --------------------------------------------------------------------------------
Accumulated benefit obligation                                $ 9,328  $ 7,710
- --------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date     $10,985  $ 8,658
Less plan assets at fair value, primarily listed stocks
   and insurance contracts                                     (5,117)  (3,128)
- --------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets           5,868    5,530
Unrecognized net loss                                          (2,176)    (814)
Unrecognized prior service costs                                 (240)    (285)
Unrecognized net transition obligation being recognized
   over 15 years                                                 (255)    (298)
Adjustment required to recognize minimum pension liability      1,014      449
- --------------------------------------------------------------------------------
Defined benefit pension and retirement liability                4,211    4,582
Less current portion of pension and retirement liability       (1,780)  (1,762)
- --------------------------------------------------------------------------------
Deferred pension and retirement liability (see Note 17)       $ 2,431  $ 2,820
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 15 -- POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain postretirement health care and life insurance benefits to eligible retirees. Substantially all U.S. employees hired on or before December 31, 1995 who retire on or after age 58 after rendering at least 15 years of service are eligible for benefits. Benefits consist of coverage of up to 50% of the annual cost of certain health insurance plans, as well as annual life insurance coverage equal to 65% of the final base pay of the retiree until the age of 70. Upon reaching 70 years of age, life insurance coverage is reduced.

     The Company funds postretirement health care and life insurance benefit costs on a pay-as-you-go basis and, for 1995, 1994 and 1993, made benefit payments of $583, $423 and $576, respectively. Net defined postretirement benefit costs for the years ended December 31, 1995, 1994 and 1993 were:


- --------------------------------------------------------------------------------
                                                      1995      1994      1993
- --------------------------------------------------------------------------------

Service cost - benefits earned during the year       $ 279    $  389    $  400
Interest cost on accumulated postretirement
   benefit obligation                                  780       915     1,100
Net amortization and deferral                         (201)       --        --
- --------------------------------------------------------------------------------
Net periodic postretirement benefit cost             $ 858    $1,304    $1,500
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Defined postretirement benefit liabilities as of December 31, 1995 and 1994 were:


- --------------------------------------------------------------------------------
                                                                 1995     1994
- --------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
   Retirees                                                   $ 6,766  $ 7,661
   Fully eligible active plan participants                      1,264      985
   Other active plan participants                               3,726    3,211
- --------------------------------------------------------------------------------
                                                               11,756   11,857
Unrecognized net gain                                           2,778    2,402
- --------------------------------------------------------------------------------
Defined postretirement benefit liability                       14,534   14,259
Less current portion of postretirement benefit liability         (583)    (651)
- --------------------------------------------------------------------------------
Deferred postretirement benefit liability (see Note 17)       $13,951  $13,608
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Two health care cost trend rates were used in measuring the accumulated postretirement benefit obligation. The assumed indemnity health care cost trend in 1996 was 11.0% for participants less than 65 years of age and 7.0% for participants 65 years of age and older, gradually declining to 6.0% for both age groups in the year 2001. The assumed HMO health care cost trend in 1996 was 8.0% for participants less than 65 years of age and 5.0% for participants 65 years of age and older, gradually declining to 6.0% and 5.0%, respectively, in the year 1998.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1995 and 8.0% in 1994. The rate of increase in compensation used in determining the obligation was 4.0% in both 1995 and 1994.

     If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of December 31, 1995 would be increased by 3.6%. The effect of this change on the sum of the service cost and interest cost would be an increase of 3.0%.

     Effective January 1, 1996, Hexcel amended its postretirement benefit program to eliminate any benefits for employees hired after December 31, 1995 (other than certain former employees of the Ciba Composites Business hired on February 29, 1996), and to limit health care benefit coverage to selected health insurance plans for the majority of active employees hired on or before December 31, 1995. These amendments are expected to reduce the Company's accumulated postretirement benefit obligation by approximately $1,600, which will be recognized as a reduction in future benefit expense on a straight line basis over 14 years.

NOTE 16 -- INCOME TAXES

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1995, the Company had net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $65,000 and net operating loss carryforwards for international income tax purposes of approximately $5,000. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2010.

     As a result of the ownership change which occurred in connection with the Reorganization Plan (see Note 4), a limitation on the utilization of NOL carryforwards in the U.S. was created. This utilization limitation, which applies to loss carryforwards generated prior to February 9, 1995, is estimated to be approximately $5,000 per year. As a result of the acquisition of the Ciba Composites Business (see Notes 2 and 3), a second successive limitation on the utilization of NOL carryforwards in the U.S. has been created. This utilization limitation, which applies to loss carryforwards generated between February 9, 1995 and February 29, 1996, is estimated to be approximately $12,000 per year. Under U.S. federal tax law, NOL carryforwards are utilized in the order of successive limitations. Consequently, the NOL carryforwards subject to the first annual limitation may be utilized to reduce future taxable income of up to $5,000 per year, and the NOL carryforwards subject to the second annual limitation may then be utilized to reduce future taxable income of up to $12,000 per year. The aggregate utilization of NOL carryforwards subject to both limitations may not exceed $12,000 annually.

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

     During 1993, substantial uncertainty developed as to the realization of Hexcel's deferred income tax assets. As a result, the Company increased the valuation allowance against its deferred income tax assets, reducing the recorded value of those assets to zero. The increase to the valuation allowance reflected the Company's assessment that the bankruptcy reorganization proceedings of Hexcel and substantial operating losses had jeopardized the realization of deferred income tax assets.

     In 1994 and 1995, Hexcel continued to reserve for the income tax assets generated by the pre-tax losses of certain subsidiaries. As a result of settlements of various tax audits, state income taxes and taxable income for certain European subsidiaries, the Company recorded a provision for income taxes of $3,586 in 1994. As a result of state income taxes and taxable income for certain European subsidiaries, the Company recorded a provision for income taxes of $3,313 in 1995.

     Income (loss) before income taxes and the tax provision for income taxes from continuing operations for the years ended December 31, 1995, 1994 and 1993 were:


- --------------------------------------------------------------------------------
                                                   1995        1994       1993
- --------------------------------------------------------------------------------

Income (loss) before income taxes:
   United States                                $(1,027)   $(24,745)  $(58,554)
   International                                  7,541         251    (15,294)
- --------------------------------------------------------------------------------
Total income (loss) before income taxes         $ 6,514    $(24,494)  $(73,848)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Benefit (provision) for income taxes:
Current:
   U.S.                                         $  (197)   $    (85)  $   (243)
   International                                 (3,445)        108       (976)
- --------------------------------------------------------------------------------
Current benefit (provision) for income taxes     (3,642)         23     (1,219)
- --------------------------------------------------------------------------------
Deferred:
   U.S.                                              --      (2,226)    (6,590)
   International                                    329      (1,383)     1,785
- --------------------------------------------------------------------------------
Deferred benefit (provision) for income taxes       329      (3,609)    (4,805)
- --------------------------------------------------------------------------------
Total provision for income taxes               $ (3,313)   $ (3,586)  $ (6,024)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     A reconciliation of the tax provision to the U.S. federal statutory income tax rate of 34% for the years ended December 31, 1995, 1994 and 1993 was:


- --------------------------------------------------------------------------------
                                                   1995        1994       1993
- --------------------------------------------------------------------------------

Benefit (provision) at U.S. federal statutory
 rate                                           $(2,215)    $ 8,328    $25,108
U.S. state taxes, less federal tax benefit          254        (244)      (104)
Impact of different international tax rates,
   adjustments to income tax accruals and other    (492)     (3,837)     5,471
Valuation allowance                                (860)     (7,833)   (36,499)
- --------------------------------------------------------------------------------
Total provision for income taxes                $(3,313)    $(3,586)   $(6,024)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The Company paid income taxes of $3,864 in 1995, $253 in 1994 and $203 in 1993. The Company has made no U.S. income tax provision for approximately $27,000 of undistributed earnings of international subsidiaries as of December 31, 1995. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

DEFERRED INCOME TAXES

     Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1995 and 1994 were:


- --------------------------------------------------------------------------------
                                                              1995        1994
- --------------------------------------------------------------------------------

Accelerated depreciation and amortization                 $ 10,473    $ 15,443
Accrued restructuring charges                                 (655)    (14,382)
Net operating loss carryforwards                           (27,562)    (10,880)
Reserves and other, net                                    (30,309)    (37,045)
Valuation allowance                                         50,006      49,146
- --------------------------------------------------------------------------------
Deferred tax liability (see Note 17)                      $  1,953    $  2,282
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 17 -- DEFERRED LIABILITIES

     Deferred liabilities as of December 31, 1995 and 1994 were:


- --------------------------------------------------------------------------------
                                                              1995        1994
- --------------------------------------------------------------------------------

Deferred DIC-Hexcel liability (see Note 9)                 $ 3,500          --
Deferred pension and retirement liability (see Note 14)      2,431     $ 2,820
Deferred postretirement benefit liability (see Note 15)     13,951      13,608
Deferred tax liability (see Note 16)                         1,953       2,282
Other                                                        5,566       2,569
- --------------------------------------------------------------------------------
Deferred liabilities                                       $27,401     $21,279
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 18 -- SHAREHOLDERS' EQUITY AND INCENTIVE STOCK PLAN

SHAREHOLDERS' EQUITY

     On February 21, 1996, Hexcel's shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Hexcel common stock from 40,000 to 100,000. On February 29, 1996, the Company issued 18,022 shares of Hexcel common stock to Ciba in connection with the acquisition of the Ciba Composites Business. As a result, Ciba owned 49.9% of the total number of shares of Hexcel common stock issued and outstanding as of that date.

     There are 1,500 shares of Hexcel preferred stock authorized for issuance, but no such shares have been issued.

     Hexcel did not declare or pay any dividends in 1995, 1994 or 1993. The Board of Directors suspended dividend payments beginning in 1993, and such payments are generally prohibited by the Senior Secured Credit Facility.

INCENTIVE STOCK PLAN

     On February 21, 1996, Hexcel's shareholders approved the Incentive Stock Plan. The Incentive Stock Plan authorizes an aggregate of 3,000 shares of Hexcel common stock for use by the Company in providing a variety of stock-based awards to eligible employees, officers, directors and consultants. The Incentive Stock Plan provides for grants of stock options, stock appreciation rights, restricted shares, and other stock-based awards.

     Stock option data for the two years ended December 31, 1995 were:


- ---------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER           OPTION PRICE         EXPIRATION
                                                                  OF SHARES           PER SHARE             DATES
- ---------------------------------------------------------------------------------------------------------------------

Options outstanding at January 1, 1994                               534           $ 7.56 - 32.06        1998 - 2003
Options granted                                                       --                 --                  --
Options exercised                                                     --                 --                  --
Options expired or canceled                                          (66)          $ 10.44 - 32.06       1998 - 2003
- ---------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994                             468           $ 7.56 - 32.06        1998 - 2003
Options granted                                                      787            $ 4.75 - 6.38        2000 - 2005
Options exercised                                                     (1)              $ 7.56               2000
Options expired or canceled                                         (240)          $ 6.38 - 32.06        1998 - 2003
- ---------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                           1,014           $ 4.75 - 32.06        1998 - 2005
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Options exercisable at December 31, 1995                             251           $ 9.13 - 32.06        1998 - 2003
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------


     The options granted during 1995 become exercisable in increments in 1996 and 1997. An additional 1,115 options primarily at exercise prices of $12.50 per share were granted on February 29 and March 1, 1996. Included in this total are 228 short-term options which expire 90 days after the grant date. The holders of the short-term options are entitled to receive two additional "reload" options for each short-term option exercised. Consequently, as many as 456 additional options could be granted during the 90 day period beginning March 1, 1996, in connection with the exercise of short-term options. Except for the short-term options, the options granted on February 29 and March 1, 1996 become exercisable in increments through 1999, and expire between 2001 and 2006.

     As of December 31, 1995 and 1994, the Company had outstanding a total of 10 and 24 shares of restricted stock, respectively, which vest in increments through 1997. The holders of these shares are entitled to vote. An additional 269 shares of performance accelerated restricted stock ("PARS") were granted in March 1996. The PARS vest in increments through 2003, subject to accelerated vesting under certain circumstances.


NOTE 19 -- CONTINGENCIES

     Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to government contracts, commercial transactions, and environmental, health and safety matters. The Company estimates its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates incorporate insignificant amounts for probable recoveries under applicable insurance policies but exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is management's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

U.S. GOVERNMENT CLAIMS

     Hexcel, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. The Defense Contract Audit Agency ("DCAA") reviews cost accounting and business practices of government contractors and subcontractors including the Company. The Company has been engaged in discussions on a number of cost accounting issues which could result in claims by the government. Some of these issues have already been resolved.

     As part of these reviews, the DCAA has alleged that Hexcel improperly included certain land lease costs in its indirect rates at the Chandler, Arizona facility (the "Chandler Land Lease") and that, as a result, the Company's subcontracts had been overpriced in an amount of approximately $1,000. The Company has formally responded to the DCAA that it strongly disagrees with these allegations. In February 1996, the Company received a letter from the United States Attorney's Office, stating that it was considering filing an action against the Company for violation of the civil False Claims Act ("FCA") based upon the inclusion in the indirect rates of the Chandler Land Lease costs.
While the Company does not agree that there was any violation of the FCA, if the U.S. government elects to pursue such an action and were it to prevail, it would be entitled to three times the actual damages claimed plus penalties of between $5 and $10 for each false claim; the number of alleged false claims could be significant.

LEGAL CLAIMS AND PROCEEDINGS

     In December 1988, Lockheed employees working with epoxy resins and composites on classified programs filed suit against Lockheed and its suppliers (including Hexcel) claiming various injuries as a result of exposure to these products. Plaintiffs have filed for punitive damages which may be uninsured. The first trial of the cases of 15 pilot plaintiffs resulted in a mistrial and a retrial resulted in the entry of judgment in favor of the plaintiffs. The Company did not participate in the trial due to the automatic stay resulting from the Chapter 11 filing. Some of these claims were discharged as a result of the plaintiffs' failure to file claims in Hexcel's Chapter 11 case. As to the claims which have not been discharged, the Company has objected to them and intends to proceed with those objections within the Bankruptcy Court.

     Hexcel / MCI, a business unit divested in 1991, performed brazing services in the manufacture of flexures under subcontract from Ormond which supplied the flexures to Thiokol. The flexures are used to support a rocket motor housing in a test stand during actual firing of the rocket. Several flexures cracked under the dead weight of a rocket motor prior to actual test firing, and Thiokol has sued Ormond and the Company for the costs of replacing all of the flexures purchased ($900) (Thiokol Corporation v. Ormond, Hexcel, et al.). The automatic stay in bankruptcy was lifted in April 1995 and the case was resumed in the state court in Utah. Discovery is ongoing. There is no insurance coverage available for an adverse court ruling or negotiated settlement.

     In November 1995, Hexcel was notified that Livermore Development Corporation ("LDC") was asserting a claim for damages arising from Hexcel's recent notification of its intent to exercise its option to purchase certain land in Livermore, California. LDC contends that the lease was a disguised partnership or joint venture agreement between Hexcel and LDC to develop the property for residential use. Hexcel disputes any such agreement and seeks to enforce its option to purchase under a written agreement. The parties are in ongoing negotiations to resolve this claim.

     As the result of the acquisition of the Ciba Composites Business in February 1996, Hexcel assumed certain liabilities including certain legal proceedings.

ENVIRONMENTAL CLAIMS AND PROCEEDINGS

     Hexcel has been named as a potentially responsible party ("PRP") with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Environmental Protection Agency's Superfund National Priority List and/or various state equivalent lists. With respect to its exposure relating to these sites, the Company believes its responsibility to be de minimis. A total of 249 claims were filed in the Chapter 11 case with a face value of over $6.7 billion. These claims were, for the most part, duplicative as a result of the joint and several liability provisions of applicable laws and have been categorized into claims involving 19 sites. Claims involving 8 of the sites have been settled within the Chapter 11 case. The Company has been named a PRP with respect to 6 sites for which no claims were filed in the Chapter 11 case; as a result, the Company believes any further claims to be barred. The balance of the sites and their related claims have been passed through the bankruptcy. The Company's estimation of its exposure at these sites is de minimis.

     Also, pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for clean-up of a manufacturing facility it formerly operated in Lodi, New Jersey. Hexcel has reserved approximately $2,800 to cover such remaining costs and believes that actual costs should not exceed the amount which has been reserved. Fine Organics Corporation, the current owner of the Lodi site and Hexcel's former chemicals business operated on that site, has asserted that the clean-up costs will be significantly in excess of that amount. The ultimate cost of remediation at the Lodi site will depend on developing circumstances.

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

     In September 1995, Ciba was named as a potentially responsible party with respect to the removal of drums from a disposal site that it did not own or possess, known as the Omega Chemical Corporation ("Omega Site"). The Omega Site is a spent solvent recycling and treatment facility in Whittier, California. Ciba has previously notified the EPA that it intends to comply with the EPA's removal requirements and has paid its interim share of such removal costs to date. This responsibility was assumed by the Company as a result of its acquisition of the Ciba Composites Business, to the extent the Ciba waste delivered to the Omega site was from the operations of the Ciba Composites Business. This matter is under evaluation but is presently believed to be de minimis.

PRODUCT CLAIMS

     In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. While no lawsuit has been filed, two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit for one year. The Company is investigating additional insurance coverage. Even if additional insurance coverage is not available, management believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.


NOTE 20 -- RAW MATERIALS; SIGNIFICANT CUSTOMERS; MARKETS

     Hexcel purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on sales and earnings.

     The Boeing Company and Boeing subcontractors accounted for approximately 21% of 1995 sales, 22% of 1994 sales and 21% of 1993 sales. The loss of all or a significant portion of this business, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings.

     Net sales by market for the years ended December 31, 1995, 1994 and 1993 were:

- --------------------------------------------------------------------------------
                                                   1995        1994       1993
- --------------------------------------------------------------------------------

Commercial aerospace                                 45%         47%        42%
Space and defense                                    11%         11%        18%
Recreation, general industrial and other             44%         42%        40%
- --------------------------------------------------------------------------------
Net sales                                           100%        100%       100%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 21 -- BUSINESS SEGMENT DATA

     The Company operates within a single business segment: composite materials, parts and structures. The following table summarizes certain financial data for continuing operations by geographic area as of December 31, 1995, 1994, and 1993 and for the years then ended:


- --------------------------------------------------------------------------------
                                                   1995        1994       1993
- --------------------------------------------------------------------------------

Net sales:
   United States                              $ 179,573   $ 171,536  $ 185,261
   International                                170,665     142,259    125,374
- --------------------------------------------------------------------------------
   Consolidated                               $ 350,238   $ 313,795  $ 310,635
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Income (loss) before income taxes:
   United States                              $   2,912   $ (21,462) $ (55,660)
   International                                  3,602      (3,032)   (18,188)
- --------------------------------------------------------------------------------
   Consolidated                               $   6,514   $ (24,494) $ (73,848)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Identifiable assets:
   United States                              $ 134,972   $ 149,890   $166,201
   International                                 95,630      90,567     84,954
- --------------------------------------------------------------------------------
   Consolidated                               $ 230,602   $ 240,457  $ 251,155
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Capital expenditures:
   United States                              $   7,729    $  6,022   $  4,694
   International                                  4,415       2,340      1,570
- --------------------------------------------------------------------------------
   Consolidated                               $  12,144    $  8,362   $  6,264
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Depreciation and amortization:
   United States                              $   6,528   $   8,455  $   9,607
   International                                  5,095       5,775      5,273
- --------------------------------------------------------------------------------
   Consolidated                               $  11,623   $  14,230  $  14,880
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     International net sales consist of the net sales of international subsidiaries, sold primarily in Europe, and U.S. exports. U.S. exports were $18,902 in 1995, $14,008 in 1994 and $11,889 in 1993.

     To compute income (loss) before income taxes, the Company allocated administrative expenses to International of $3,939 in 1995, $3,283 in 1994 and $2,894 in 1993.

NOTE 22 -- OTHER INCOME AND EXPENSES, NET

     The Company recognized $791 of other income in 1995, including $600 of income relating to the sale of the Chandler facility and related assets and technology (see Note 5).

     The Company recognized $4,861 of other income in 1994, including $15,900 of income relating to the Chandler transaction (see Note 5), partially offset by an $8,000 provision for the estimated cost of restructuring or liquidating DIC-Hexcel Limited (see Note 9) and a $2,900 provision for bankruptcy claim adjustments. The provision for bankruptcy claim adjustments resulted from the reconciliation and settlement of certain claims as well as changes in the estimate of assumed liabilities.

     The Company incurred $12,780 of other expenses in 1993, primarily as a result of write-downs of certain assets and increases in reserves for warranties and environmental matters on property previously owned. The impairment of assets was attributable to bankruptcy reorganization proceedings, changes in business conditions, and depressed real estate prices on property held for sale.


NOTE 23 -- DISCONTINUED OPERATIONS

     The divestiture of Hexcel's discontinued resins business was completed on October 30, 1995 (see Note 5). The Company recorded a $2,800 provision in 1994 to write down the net assets of the resins business to expected realizable value, following a $6,000 charge in 1993.

     The divestiture of Hexcel's discontinued fine chemicals business was completed in 1994. The Company recorded a $2,800 provision in 1993 to write down the net assets of the fine chemicals business to expected realizable value.

     Net sales of discontinued operations for the years ended December 31, 1995, 1994 and 1993 were:


- --------------------------------------------------------------------------------
                                                   1995        1994       1993
- --------------------------------------------------------------------------------


Resins business                                 $ 6,944    $ 30,691   $ 27,933
Fine chemicals business                              --          --      5,704
- --------------------------------------------------------------------------------
Total discontinued operations                   $ 6,944    $ 30,691   $ 33,637
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Net assets of the discontinued resins business as of December 31, 1994 were:


- --------------------------------------------------------------------------------
                                                                        1994
- --------------------------------------------------------------------------------

Current assets                                                       $ 3,970
Current liabilities                                                   (4,591)
Non-current assets                                                     3,621
- --------------------------------------------------------------------------------
Net assets                                                           $ 3,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 24 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 1995 and 1994 were:


- --------------------------------------------------------------------------------
                                           FIRST    SECOND     THIRD    FOURTH
                                         QUARTER   QUARTER   QUARTER   QUARTER
- --------------------------------------------------------------------------------

1995
Net sales                               $ 85,155  $ 91,023  $ 81,366  $ 92,694
Gross margin                              14,795    18,055    15,888    18,352
Income (loss) from continuing
   operations                             (2,369)    1,950     1,561     2,059
Loss from discontinued operations           (112)     (185)     (171)       --
Net income (loss)                         (2,481)    1,765     1,390     2,059
- --------------------------------------------------------------------------------
Net income (loss) per share and
   equivalent share:
Primary and fully diluted:
   Continuing operations                 $ (0.27)   $ 0.11    $ 0.09    $ 0.11
   Discontinued operations                 (0.01)    (0.01)    (0.01)       --
   Net income (loss)                       (0.28)     0.10      0.08      0.11
- --------------------------------------------------------------------------------
Dividends per share                           --        --        --        --
Market price:
   High                                   $ 6.63    $ 7.25   $ 12.25   $ 11.25
   Low                                      4.25      4.50      7.25      8.25
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

1994
Net sales                               $ 77,682  $ 84,964  $ 74,434  $ 76,715
Gross margin                              11,683    14,165    11,601    10,979
Loss from continuing operations           (5,325)   (4,894)  (15,319)   (2,542)
Income (loss) from discontinued
   operations                                301       472    (2,620)      (43)
Net loss                                  (5,024)   (4,422)  (17,939)   (2,585)
- --------------------------------------------------------------------------------
Net income (loss) per share and
   equivalent share:
Primary and fully diluted:
   Continuing operations                 $ (0.73)  $ (0.67)  $ (2.09)  $ (0.34)
   Discontinued operations                  0.04      0.06     (0.36)    (0.01)
   Net loss                                (0.69)    (0.61)    (2.45)    (0.35)
- --------------------------------------------------------------------------------
Dividends per share                           --        --        --        --
Market price:
   High                                   $ 4.25    $ 4.00    $ 6.00    $ 5.75
   Low                                      2.75      3.00      3.00      4.00
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     During the third quarter of 1995, the Company recognized other income of $600 relating to the sale of the Chandler facility and related assets and technology (see Notes 5 and 22).

     During the third quarter of 1994, the Company recorded an $8,000 provision for the estimated cost of restructuring or liquidating DIC-Hexcel Limited (see
Note 9), and a $2,800 provision to write down the net assets of the discontinued resins business to expected net realizable value (see Note 23).


     During the fourth quarter of 1994, the Company recognized other income of $15,900 relating to the Chandler transaction (see Notes 5 and 22). In addition, the Company recorded a total of approximately

$10,800 in expenses for bankruptcy claim adjustments, additional interest on allowed claims, and the settlement of various tax audits.