Form 10-Q
period 1996-03-31
HEXCEL CORP /DE/
filed 1996-05-17
CIK 717605

================================================================================
  THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON MAY 15,

           1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                             -----------------------


                                    FORM 10-Q
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

                                       or

     [ ]     Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

            For the transition period from           to
                                           ----------   -----------

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

Yes  X  No
    ---    ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court.

Yes  X  No
    ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at May 3, 1996
           -----                             --------------------------
        COMMON STOCK                                36,221,580


================================================================================

               HEXCEL CORPORATION AND SUBSIDIARIES


                              INDEX

                                                            PAGE
PART I.     FINANCIAL INFORMATION

            o    Condensed Consolidated Statements of
                 Operations -- The Quarters Ended
                 March 31, 1996 and April 2, 1995             2

            o    Condensed Consolidated Balance Sheets --
                 March 31, 1996 and December 31, 1995         3

            o    Condensed Consolidated Statements of
                 Cash Flows -- The Quarters Ended
                 March 31, 1996 and April 2, 1995             4

            o    Notes to Condensed Consolidated
                 Financial Statements                         5

            o    Management Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                  13


PART II.    OTHER INFORMATION

            Item 4.  Submission of Matters to a Vote of
                          Security Holders                   18

            Item 6.  Exhibits and Reports on Form 8-K        20


SIGNATURES                                                   24

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

- --------------------------------------------------------------------------------------------
                                                                           Unaudited
                                                                   -------------------------
                                                                    March 31,     April 2,
The Quarters Ended (In thousands, except per share data)                 1996        1995
- --------------------------------------------------------------------------------------------
Net sales                                                        $   126,418    $    85,155

Cost of sales                                                        (99,635)       (70,360)
- --------------------------------------------------------------------------------------------

Gross margin                                                          26,783         14,795

Selling, general and administrative expenses                         (17,482)       (12,166)
Business acquisition and consolidation expenses                       (5,211)             -
Other income, net                                                      2,697              -
- --------------------------------------------------------------------------------------------

Operating income                                                       6,787          2,629
Interest expense                                                      (3,633)        (2,363)
Bankruptcy reorganization expenses                                         -         (2,125)
- --------------------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes           3,154         (1,859)
Provision for income taxes                                            (1,306)          (510)
- --------------------------------------------------------------------------------------------

            Income (loss) from continuing operations                   1,848         (2,369)

Discontinued operations:  Loss during phase-out period                     -           (112)
- --------------------------------------------------------------------------------------------

            Net income (loss)                                    $     1,848      $  (2,481)
============================================================================================

Net income (loss) per share and equivalent share:
Primary and fully diluted:
    Continuing operations                                        $      0.07      $   (0.27)
    Discontinued operations                                                -          (0.01)
- --------------------------------------------------------------------------------------------

            Net income (loss)                                    $      0.07      $   (0.28)
============================================================================================
Weighted average shares and equivalent shares                         24,685          8,773
============================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

- -----------------------------------------------------------------------------------------------------------
                                                                                         Unaudited
                                                                         ----------------------------------
                                                                                March 31,      December 31,
(In thousands, except  per share data)                                               1996              1995
- ------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                               $            4,675   $         3,829
    Accounts receivable                                                           132,076            65,888
    Inventories                                                                   111,123            55,475
    Prepaid expenses                                                                1,656             2,863

- ------------------------------------------------------------------------------------------------------------

        Total current assets                                                      249,530           128,055
- ------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                     311,904           203,580
Less accumulated depreciation                                                    (119,675)         (117,625)

- ------------------------------------------------------------------------------------------------------------

        Net property, plant and equipment                                         192,229            85,955

- ------------------------------------------------------------------------------------------------------------

Intangible assets                                                                  29,230             1,832
Investments and other assets                                                       14,736            14,760

- ------------------------------------------------------------------------------------------------------------

        Total assets                                                   $          485,725   $       230,602

============================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
    Notes payable and current maturities of long-term liabilities      $            6,809   $         1,802
    Accounts payable                                                               50,385            22,904
    Accrued liabilities                                                            54,737            41,779

- ------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                 111,931            66,485

- ------------------------------------------------------------------------------------------------------------

Notes payable and capital lease obligations, less current maturities              112,111            88,342
Indebtedness to related parties, less current maturities                           26,170                 -
Deferred liabilities                                                               40,097            27,401

- ------------------------------------------------------------------------------------------------------------

Shareholders' equity
    Common stock, $0.01 par value, 100,000 shares authorized, shares
        issued and outstanding of 36,119 in 1996 and 18,091 in 1995                   361               181
    Additional paid-in capital                                                    257,202           111,259
    Accumulated deficit                                                           (68,133)          (69,981)
    Minimum pension obligation adjustment                                            (535)             (535)
    Cumulative currency translation adjustment                                      6,521             7,450

- ------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                195,416            48,374

- ------------------------------------------------------------------------------------------------------------

        Total liabilities and shareholders' equity                     $          485,725   $       230,602
============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

- -------------------------------------------------------------------------------------------------------------
                                                                                       Unaudited
                                                                          -----------------------------------
                                                                                 March 31,          April 2,
The Quarters Ended (In thousands)                                                     1996              1995
- -------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                $            1,848   $        (2,369)
Reconciliation to net cash provided (used) by continuing operations:
    Depreciation and amortization                                                    4,454             2,808
    Working capital changes and other                                               (6,213)           (9,299)

- -------------------------------------------------------------------------------------------------------------

        Net cash provided (used) by continuing operations                               89            (8,860)
        Net cash provided by discontinued operations                                     -               436

- -------------------------------------------------------------------------------------------------------------

        Net cash provided (used) by operating activities                                89            (8,424)

- -------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                            (2,285)           (2,090)
    Proceeds from equipment sold                                                         -                14
    Cash paid for the Acquired Business (a)                                        (25,000)                -
    Proceeds from sale of Chandler, Arizona manufacturing facility and
        certain related assets and technology                                        1,560            26,694
    Proceeds from sale of discontinued European resins business                          -             2,602

- -------------------------------------------------------------------------------------------------------------

        Net cash provided (used) by investing activities                           (25,725)           27,220

- -------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                        26,544             3,891
    Payments of long-term debt                                                      (1,092)           (3,993)
    Proceeds of short-term debt, net                                                   237            18,039
    Proceeds from issuance of common stock                                             765            41,155
    Payments of allowed claims pursuant to the Reorganization Plan                       -           (78,144)

- -------------------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                            26,454           (19,052)

- -------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                                 28              (675)

- -------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                        846              (931)
Cash and equivalents at beginning of year                                            3,829               931

- -------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                   $            4,675   $             -

=============================================================================================================

(a) Cash paid for the Acquired Business:
        Purchase of working capital, other than cash                    $          (71,201)
        Purchase of property, plant and equipment                                 (109,149)
        Purchase of other assets                                                    (1,590)
        Excess of purchase price over net assets acquired                          (25,913)
        Assumption of long-term debt and deferred liabilities                       14,959
        Obligation to issue Senior Subordinated Notes to seller                     26,170
        Issuance of 18,022 shares of common stock, net                             141,724

- -------------------------------------------------------------------------------------------

        Cash paid for the Acquired Business                             $          (25,000)

===========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 1996, and the results of operations and cash flows for the quarters ended March 31, 1996 and April 2, 1995. The condensed consolidated balance sheet of the Company as of December 31, 1995 was derived from the audited 1995 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Acquired Business"), on February 29, 1996. Accordingly, the condensed consolidated balance sheet as of March 31, 1996 includes the financial position of the Acquired Business as of that date, and the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 1996 include the results of operations and cash flows, respectively, of the Acquired Business for the period from March 1, 1996 through March 31, 1996.


NOTE 2 -- BUSINESS ACQUISITION AND CONSOLIDATION

BUSINESS ACQUISITION

     Hexcel acquired the worldwide composites division of Ciba and CGC on February 29, 1996. The Acquired Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Acquired Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash;

and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43,000, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Business (the "Senior Demand Notes").

     As of March 31, 1996, the aggregate principal amount of Senior Subordinated Notes to be issued to Ciba, determined in accordance with the formula included in the Strategic Alliance Agreement, was estimated at approximately $28,300. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed $28,300, as a result of the pending acquisition from Ciba of certain assets of the Acquired Business, including an Austrian subsidiary, that have not yet been transferred to Hexcel. Pursuant to the terms of the Strategic Alliance Agreement, the aggregate principal amount of the Senior Subordinated Notes will be adjusted to reflect the acquisition of this Austrian subsidiary and certain other assets at such time as those acquisitions are completed. The acquisition of the Austrian subsidiary is expected to be completed in the second quarter of 1996, and would increase the aggregate principal amount of the Senior Subordinated Notes by $9,000, subject to certain working capital and other adjustments. The acquisition of the remaining assets is expected to be completed from time to time prior to February 28, 1997.

     In connection with the acquisition of the Acquired Business, Hexcel obtained a three-year revolving credit facility of up to $175,000 (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price;
(b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis.

     The pro forma net sales, net income and net income per share of Hexcel for the quarter ended March 31, 1996, giving effect to the acquisition of the Acquired Business as if it had occurred on January 1, 1996, were:

- ---------------------------------------------------------
                                               3/31/96
- ---------------------------------------------------------
Pro forma net sales                          $ 178,011
Pro forma net income                             1,889
Pro forma net income per share                    0.05
- ---------------------------------------------------------

     Comparable pro forma financial information for the quarter ended April 2, 1995 has not been presented, because information as to the Acquired Business for this period is not available.

BUSINESS CONSOLIDATION

     On May 9, 1996, Hexcel announced that its Board of Directors has approved a plan for consolidating the Company's operations following the acquisition of the Acquired Business. This business consolidation program, which is expected to take up to three years to complete, will result in a 1996 second quarter charge against earnings of approximately $32,000. The total expense of the business consolidation program is estimated to be approximately $49,000, including $5,211 of expenses incurred in the first quarter of 1996 and additional expenses totaling as much as $12,000 that will be recognized after the second quarter of 1996. Cash expenditures necessary to complete the business consolidation program are expected to total approximately $44,000, net of expected proceeds from asset sales.

     The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's research and manufacturing activities around strategic centers dedicated to select product technologies. The consolidation program is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the previously announced closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources.

     Management estimates that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on Hexcel's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. The consolidation program is expected to reduce the Company's workforce by approximately 8% worldwide.

     The $5,211 of business acquisition and consolidation expenses incurred in the first quarter of 1996 includes $3,635 of compensation expense resulting from stock options that were granted in 1995 subject to stockholder approval and stock options which vested in connection with the acquisition of the Acquired Business. This compensation expense is based on the difference between the exercise price of the stock options granted and the market price of Hexcel's common stock on February 21, 1996, the date that the Company's stockholders approved the incentive stock plan under which the options were granted. The recognition of compensation expense in connection with these stock options resulted in a corresponding $3,635 increase in the additional paid-in capital of the Company.


NOTE 3 -- PROPOSED BUSINESS ACQUISITION

     On April 16, 1996, Hexcel announced that it has executed a definitive agreement to acquire the Composite Products Division ("CPD") of Hercules Incorporated ("Hercules"). CPD is engaged in the manufacture and marketing of prepregs and carbon fiber for aerospace and other markets. According to the provisions of the definitive agreement, the Company will pay Hercules approximately $135,000 in cash, subject to certain adjustments, in exchange for CPD. The proposed transaction is expected to be completed by the end of the second quarter of 1996, subject to certain conditions, including antitrust and other regulatory clearances.

     In connection with the proposed acquisition of CPD, Hexcel has entered into a commitment letter for a new bank credit facility of up to $300,000. Borrowings under this new credit facility are expected to be used to fund the purchase of CPD, to refinance certain existing indebtedness, including the Senior Secured Credit Facility, and to provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities.


NOTE 4 -- INVENTORIES

     Inventories as of March 31, 1996 and December 31, 1995 were:

- ------------------------------------------------------------------
                                           3/31/96      12/31/95
- ------------------------------------------------------------------
Raw materials                            $  47,850      $ 22,257
Work in progress                            36,098        13,688
Finished goods                              25,682        17,778
Supplies                                     1,493         1,752
- ------------------------------------------------------------------
Total inventories                        $ 111,123      $ 55,475
- ------------------------------------------------------------------

     Inventories as of March 31, 1996 included inventories of the Acquired Business totaling approximately $54,000.


NOTE 5 -- INTANGIBLE ASSETS

     Intangible assets as of March 31, 1996 are comprised primarily of goodwill and other intangible assets attributable to the acquisition of the Acquired Business on February 29, 1996. Substantially all such assets are subject to amortization over a period of 20 years. The gross value of intangible assets attributable to the acquisition of the Acquired Business is expected to increase subsequent to March 31, 1996, primarily as a result of the pending acquisition from Ciba of certain assets of the Acquired Business that have not yet been transferred to Hexcel and the recognition of certain costs of the business consolidation program.

NOTE 6 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

     Notes payable, capital lease obligations and indebtedness to related parties as of March 31, 1996 and December 31, 1995 were:

- ------------------------------------------------------------------------------------- -----------------
                                                                            3/31/96          12/31/95
- ------------------------------------------------------------------------------------- -----------------
Senior Secured Credit Facility                                           $   69,836                --
U.S. revolving credit facility                                                   --          $ 30,091
European credit facilities and notes payable                                  4,851            18,064
Obligation to issue Senior Subordinated Notes
   payable to Ciba, net of discount                                          26,170                --
Obligation to issue Senior Demand Notes payable to Ciba                       2,099                --
7% convertible subordinated debentures, due 2011                             25,625            25,625
Obligations under IDRB variable rate demand notes,
   due through 2024, net                                                     11,990            11,990
Capital lease obligations                                                     3,215             3,217
Various U.S. notes payable, due through 2007                                  1,304             1,157
- ------------------------------------------------------------------------------------- -----------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                                       $  145,090          $ 90,144
- ------------------------------------------------------------------------------------- -----------------

- ------------------------------------------------------------------------------------- -----------------
Notes payable and current maturities of long-term liabilities            $    6,809          $  1,802
Notes payable and capital lease obligations, less current maturities        112,111            88,342
Indebtedness to related parties, less current maturities                     26,170                --
- ------------------------------------------------------------------------------------- -----------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                                       $  145,090          $ 90,144
- ------------------------------------------------------------------------------------- -----------------

SENIOR SECURED CREDIT FACILITY

     In connection with the acquisition of the Acquired Business, Hexcel obtained the Senior Secured Credit Facility on February 29, 1996. The Senior Secured Credit Facility is a three-year revolving credit facility of up to $175,000 which is available to: (a) fund the $25,000 cash component of the purchase price paid for the Acquired Business; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Senior Secured Credit Facility has replaced certain U.S. and European credit facilities that were available to the Company and in use as of December 31, 1995.

     Interest on outstanding borrowings under the Senior Secured Credit Facility is computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Senior Secured Credit Facility is subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility and a letter of credit fee of up to 0.5% per annum on the outstanding face amount of letters of credit.

     The Senior Secured Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Secured Credit Facility, as more fully described in the Company's 1995 Annual Report on Form 10-K.

OBLIGATION TO ISSUE SENIOR SUBORDINATED NOTES PAYABLE TO CIBA-GEIGY

     In connection with the acquisition of the Acquired Business, Hexcel has undertaken to deliver to Ciba and/or one or more of its subsidiaries the Senior Subordinated Notes. The Senior Subordinated Notes, which will be issued following the completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, will be general unsecured obligations of the Company. As discussed in Note 2, the aggregate principal amount of Senior Subordinated Notes to be issued to Ciba, determined in accordance with the Strategic Alliance Agreement, was approximately $28,300 as of March 31, 1996. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed this amount as a result of the pending acquisition of certain assets of the Acquired Business that have not yet been transferred to the Company.

     As of March 31, 1996, the fair value of the obligation to issue the Senior Subordinated Notes was $26,170, which is $2,130 lower than the aggregate principal amount as of that date. The $2,130 discount reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. The Senior Subordinated Notes are expected to bear interest for three years at a rate of 7.5% per annum, payable semiannually from February 29, 1996. The interest rate is expected to increase to 10.5% per annum on the third anniversary of the acquisition of the Acquired Business, and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003. The payment of principal and interest on the Senior Subordinated Notes will be subordinate to the Senior Secured Credit Facility.

     As of March 31, 1996, Ciba owned approximately 49.9% of Hexcel's issued and outstanding common stock, and four of the Company's ten directors were members of Ciba management. Accordingly, the Company's obligation to issue the Senior Subordinated Notes has been classified as "Indebtedness to related parties" in the accompanying condensed consolidated balance sheet as of March 31, 1996.

OBLIGATION TO ISSUE SENIOR DEMAND NOTES PAYABLE TO CIBA-GEIGY

     Under the terms of the Strategic Alliance Agreement, the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Business was acquired by Hexcel in exchange for an undertaking to deliver to Ciba and/or one or more of its subsidiaries the Senior Demand Notes. The Senior Demand Notes, totaling $2,099, are expected to be presented for payment shortly after issuance.


NOTE 7 -- DEFERRED LIABILITIES

     Deferred liabilities as of March 31, 1996 and December 31, 1995 were comprised primarily of various pension, retirement and post-retirement benefit liabilities, as well as deferred tax liabilities and certain other long-term obligations.

NOTE 8 -- NON-CASH FINANCING ACTIVITIES

     In addition to a cash payment of $25,000 and the obligations to issue the Senior Subordinated Notes and the Senior Demand Notes, the consideration paid for the Acquired Business included approximately 18,022 shares of newly issued Hexcel common stock. The aggregate value of these shares has been estimated at approximately $144,200, based on a discounted market price of $8 per share multiplied by the number of shares issued. The discounted market price of $8 per share was based on a market price of $10 per share during a reasonable period before and after December 12, 1995, the date that the terms for determining the total consideration to be paid by the Company were finalized, and a discount rate of 20%. The 20% discount reflects the illiquidity of the Hexcel common stock issued to Ciba caused by the size of Ciba's holding, the contractual restrictions on transferring such shares and, accordingly, limitations on the price Ciba could realize, the contractual limitation on the per share price Ciba could realize in certain types of transactions, the fact that such shares are "restricted securities" within the meaning of the Securities Act of 1933, and various other factors.


NOTE 9 -- OTHER INCOME, NET

     Other income of $2,697 in the quarter ended March 31, 1996 was largely attributable to the receipt of an additional $1,560 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994, and to the partial settlement for $1,054 of a claim arising from the sale of certain assets in 1991.


NOTE 10 -- BANKRUPTCY REORGANIZATION

     On January 12, 1995, the United States Bankruptcy Court for the Northern District of California entered an order dated January 10, 1995 confirming the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee"). On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws.

     The Reorganization Plan which became effective on February 9, 1995 provided, among other things, for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. The payment of claims and interest was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and related assets and technology; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series Fund Inc. in connection with a standby purchase agreement with respect to a subscription rights offering for additional shares of new common stock; and
(d) borrowings under a U.S. revolving credit facility. The subscription rights offering for additional shares of new common stock was subsequently concluded on April 6, 1995, with a total of 10,800 shares of new common stock having been issued between February 9, 1995 and April 6, 1995. The U.S. revolving credit facility was subsequently replaced by the Senior Secured Credit Facility on February 29, 1996.

     Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the condensed consolidated statement of operations for the quarter ended April 2, 1995 as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses consisted primarily of professional fees paid to legal and financial advisors of Hexcel, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by generally accepted accounting principles. The resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in bankruptcy reorganization expenses being incurred after the effective date of the Reorganization Plan.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ---------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


BUSINESS ACQUISITION AND CONSOLIDATION

     Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Acquired Business"), on February 29, 1996. The Acquired Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Acquired Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18 million newly issued shares of Hexcel common stock; (b) $25 million in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43 million, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Business (the "Senior Demand Notes"). As of March 31, 1996, the aggregate principal amount of the Senior Subordinated Notes to be issued to Ciba, determined in accordance with the formula included in the Strategic Alliance Agreement, was estimated at approximately $28.3 million. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed $28.3 million, as a result of the pending acquisition from Ciba of certain assets of the Acquired Business, including an Austrian subsidiary, that have not yet been transferred to the Company.

     On May 9, 1996, Hexcel announced that its Board of Directors has approved a plan for consolidating the Company's operations following the acquisition of the Acquired Business. This business consolidation program, which is expected to take up to three years to complete, will result in a 1996 second quarter charge against earnings of approximately $32 million. The total expense of the business consolidation program is estimated to be approximately $49 million, including $5.2 million of expenses incurred in the first quarter of 1996 and additional expenses totaling as much as $12 million that will be recognized after the second quarter of 1996. Cash expenditures necessary to complete the business consolidation program are expected to total approximately $44 million, net of expected proceeds from asset sales.

     The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's research and manufacturing activities around strategic centers dedicated to select product technologies. The consolidation program is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the previously announced closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources.

     Management estimates that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on Hexcel's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. The consolidation program is expected to reduce the Company's workforce by approximately 8% worldwide.


PROPOSED BUSINESS ACQUISITION

     On April 16, 1996, Hexcel announced that it has executed a definitive agreement to acquire the Composite Products Division ("CPD") of Hercules Incorporated ("Hercules"). CPD is engaged in the manufacture and marketing of prepregs and carbon fiber for aerospace and other markets. According to the provisions of the definitive agreement, the Company will pay Hercules approximately $135 million in cash, subject to certain adjustments, in exchange for CPD. The proposed transaction is expected to be completed by the end of the second quarter of 1996, subject to certain conditions, including antitrust and other regulatory clearances.


RESULTS OF OPERATIONS

     Net income for the first quarter of 1996 was $1.8 million or $0.07 per share, compared with a net loss for the first quarter of 1995 of $2.5 million or $0.28 per share. The results for the 1996 quarter include the results of the Acquired Business for the period from March 1, 1996 through March 31, 1996. There were approximately 24.7 million weighted average shares and equivalent shares outstanding during the first quarter of 1996, versus 8.8 million during the first quarter of 1995. The difference in the number of weighted average shares and equivalent shares reflects the issuance of 10.8 million shares of new common stock between February 9, 1995 and April 6, 1995 in connection with a subscription rights offering and standby purchase agreement, as well as the issuance of approximately 18.0 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Business.

     The results for the 1996 quarter include business acquisition and consolidation expenses of $5.2 million, partially offset by other income of $2.7 million. Business acquisition and consolidation expenses were comprised of $3.6 million in compensation expense resulting from stock options that were granted in 1995 subject to stockholder approval and stock options which vested in connection with the acquisition of the Acquired Business, as well as $1.6 million of other acquisition-related costs. Other income was attributable to the receipt of an additional $1.6 million of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994, and to the partial settlement for $1.1 million of a claim arising from the sale of certain assets in 1991. The results for the 1996 quarter also include $1.6 million of interest expense attributable to the write-off of capitalized debt financing costs as a result of the refinancing of certain credit facilities in connection with the acquisition of the Acquired Business.

     The results for the first quarter of 1995 include bankruptcy reorganization expenses of $2.1 million.

SALES AND GROSS MARGIN

     Net sales were $126.4 million for the first quarter of 1996, including approximately $27.6 million of sales attributable to the Acquired Business for the period from March 1, 1996 through March 31, 1996. This compares with net sales of $85.2 million for the first quarter of 1995. Gross margin was $26.8 million for the 1996 quarter, or 21.2% of sales, compared with $14.8 million for the 1995 quarter, or 17.4% of sales. Aside from the impact of the Acquired Business, the increase in net sales and gross margin primarily reflects improved sales to the commercial aerospace market and the beneficial impact of the restructuring program that was begun in 1993 and completed in 1995. Sales were higher in both the U.S. and Europe, and gross margins improved in Hexcel's reinforcement fabrics, composite materials and special process businesses. The combination of increased sales volumes and more efficient manufacturing resulted in the highest level of gross margin as a percentage of sales since the third quarter of 1992.

OPERATING INCOME

     Operating income was $6.8 million for the first quarter of 1996, a $4.2 million increase over the same period of 1995. This increase reflects the $12.0 million improvement in gross margin and the $2.7 million of other income noted above, partially offset by an additional $5.3 million of selling, general and administrative expenses, and $5.2 million of business acquisition and consolidation expenses. The increase in selling, general and administrative expenses was largely attributable to the Acquired Business.


CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES

     In connection with the acquisition of the Acquired Business, Hexcel obtained a three-year revolving credit facility of up to $175 million (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. As of March 31, 1996, outstanding borrowings under the Senior Secured Credit Facility totaled $69.8 million.

     In connection with the proposed acquisition of CPD, Hexcel has entered into a commitment letter for a new bank credit facility of up to $300 million. Borrowings under this new credit facility are expected to be used to fund the purchase of CPD, to refinance certain existing indebtedness, including the Senior Secured Credit Facility, and to provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities.

     Management expects that the financial resources of Hexcel will be sufficient to fund the Company's worldwide operations.

CASH FLOWS

     Net cash provided by operating activities was $0.1 million in the first quarter of 1996, primarily reflecting income before business acquisition and consolidation expenses, interest expense, income taxes, and depreciation and amortization ("EBITDA") of $16.5 million and a comparable offsetting increase in accounts receivable. The increase in accounts receivable resulted primarily from strong first quarter sales. Other components of operating cash flow included the payment of interest and a net increase in accounts payable. Changes in working capital attributable to the acquisition of the Acquired Business are not an element of operating cash flow.

     Cash flows from investing and financing activities for the first quarter of 1996 included the cash components of the Acquired Business acquisition. As noted in the statement of cash flows for the quarter ended March 31, 1996, and the accompanying footnotes, a substantial portion of the consideration paid for the Acquired Business was comprised of Hexcel common stock and Senior Subordinated Notes.

     Net cash used by operating activities was $8.4 million in the first quarter of 1995, on EBITDA of $3.2 million. The difference between EBITDA and net operating cash flow was primarily attributable to the payment of interest, expenditures for restructuring activities, and a net increase in working capital as a result of higher sales levels.

     Cash flows from investing and financing activities for the first quarter of 1995 included the proceeds from the sale of certain assets, the proceeds from the sale of Hexcel common stock pursuant to a subscription rights offering and standby purchase agreement, and the payment of allowed claims pursuant to the Reorganization Plan.

     EBITDA is presented for purposes of describing the significant components of Hexcel's operating cash flows, and is not presented as an alternative measure of those cash flows or of the Company's operating results as determined in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

     Capital expenditures were $2.3 million in the first quarter of 1996, compared with $2.1 million in the first quarter of 1995, and were limited to essential maintenance and process improvement projects. As a result of the reduced spending levels in recent years, the acquisition of the Acquired Business and the commencement of the business consolidation program, management expects that capital expenditures will increase significantly above first quarter levels in the remaining three quarters of 1996. Such expenditures will be financed with cash generated from operations and borrowings under available credit facilities.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

     Certain statements in this Quarterly Report on Form 10-Q under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Notes to Condensed Consolidated Financial Statements" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements related to Hexcel's business consolidation program, anticipated capital expenditure levels, the aggregate principal amount of the Senior Subordinated Notes, the acquisition of the remaining assets of the Acquired Business, the proposed acquisition of CPD and the commitment for a new bank credit facility. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions, particularly in Europe and Asia; the assimilation of the Acquired Business; the acquisition and assimilation of CPD; the availability of the new bank credit facility; the loss of any significant customers; changes in business strategy or development plans; indebtedness of the Company; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, the laws and regulations of federal and local governments, agencies and similar organizations; and other factors referenced in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES


Item 4.       Submission of Matters to a Vote of Security Holders
- -------       ---------------------------------------------------

                  An Annual Meeting of Stockholders of the Company was held on
              February 21, 1996. Stockholders holding 16,019,338 shares of Hexcel common stock were present, either in person or by proxy. The following matters were submitted to the Company's stockholders for a vote at that meeting, with the results of the vote indicated:

              1. The approval of the issuance of a number of new shares (the "Hexcel Shares") of Hexcel common stock, representing 49.9% of the issued and outstanding shares of Hexcel common stock after giving effect to the issuance of the Hexcel Shares, to be issued in connection with the proposed acquisition by Hexcel of the Acquired Business;

                                   Votes Cast

                    ------------------ ---------------- ----------------- ---------------- ------------------
                                                                                                Broker
                           For             Against          Withheld        Abstentions        Non-votes
                    ------------------ ---------------- ----------------- ---------------- ------------------
                       12,171,640          154,871             0              30,030           3,656,797
                    ------------------ ---------------- ----------------- ---------------- ------------------


              2.  The approval of an amendment to Hexcel's  certificate of  incorporation  increasing the number of authorized shares of Hexcel common stock from 40,000,000 to 100,000,000;

                                   Votes Cast

                    ------------------ ---------------- ----------------- ---------------- ------------------
                                                                                                Broker
                           For             Against          Withheld        Abstentions        Non-votes
                    ------------------ ---------------- ----------------- ---------------- ------------------
                       12,619,146          601,043             0              56,709           2,742,440
                    ------------------ ---------------- ----------------- ---------------- ------------------

              3.  The election of nine directors to Hexcel's Board of Directors;

                                   Votes Cast

      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
                                                                                                        Broker
            Director                   For           Against        Withheld        Abstentions        Non-Votes
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Marshall S. Geller            15,859,941          0            159,397             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Joseph L. Harrosh             15,770,430          0            248,908             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Peter A. Langerman            15,869,043          0            150,295             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      John J. Lee                   15,756,826          0            262,512             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      George S. Springer            15,872,526          0            146,812             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Frederick W. Stanske          15,868,461          0            150,877             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Franklin S. Wimer             15,866,561          0            152,777             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Robert L. Witt                15,843,250          0            176,088             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------
      Peter D. Wolfson              15,866,561          0            152,777             0                 0
      -------------------------- ----------------- ------------- ---------------- ---------------- ------------------

              4.  The approval of the Hexcel Corporation Incentive Stock Plan; and

                                   Votes Cast

                    ------------------- --------------- ----------------- ---------------- ------------------
                                                                                                Broker
                           For             Against          Withheld        Abstentions        Non-votes
                    ------------------- --------------- ----------------- ---------------- ------------------
                        10,495,719        2,681,046            0              100,233          2,742,340
                    ------------------- --------------- ----------------- ---------------- ------------------

              5.  The  ratification  of the appointment of Deloitte & Touche LLP as Hexcel's  independent  auditors for the fiscal year ended December 31, 1995;

                                   Votes Cast

                    ------------------- --------------- ----------------- ---------------- ------------------
                                                                                                Broker
                           For             Against          Withheld        Abstentions        Non-votes
                    ------------------- --------------- ----------------- ---------------- ------------------
                        15,841,530          51,999             0              125,809              0
                    ------------------- --------------- ----------------- ---------------- ------------------

Item 6.       Exhibits and Reports on Form 8-K
- -------       --------------------------------

   (a)   Exhibits:


   2.1 Strategic Alliance Agreement dated as of September 29, 1995 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as
                Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

   2.1(a) Amendment dated as of December 12, 1995 to the Strategic Alliance Agreement among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as Exhibit 2.1(a) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

   2.1(b) Letter Agreement dated as of February 28, 1996 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as Exhibit 2.1(b) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

   2.1(c) Distribution Agreement dated as of February 29, 1996 among Hexcel, Brochier S.A., Composite Materials Limited, Salver S.r.l. and Ciba-Geigy Limited (filed as Exhibit 2.1(c) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

   2.2 Sale and Purchase Agreement dated as of April 15, 1996 between Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation, each and all as sellers, and Hexcel, as buyer.

   3.1 Certificate of Incorporation of Hexcel dated as of February 9, 1995 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

   3.1(a) Amendment dated as of February 21, 1996 to the Certificate of Incorporation of Hexcel (filed as Exhibit 3.1(a) to the Company's Registration
                Statement on Form S-8, Registration No.
                333-1225, and incorporated herein by
                reference).

   3.2          Bylaws of Hexcel dated as of February 9, 1995 (filed as Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

   3.2(a) Amendment dated as of February 29, 1996 to the Bylaws of Hexcel (filed as Exhibit 3.2(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   4.1 Certificate of Incorporation of Hexcel dated as of February 9, 1995 (see Exhibit 3.1 above).

   4.1(a) Amendment dated as of February 29, 1996 to the Certificate of Incorporation of Hexcel (see Exhibit 3.1(a) above).

   4.2 Bylaws of Hexcel dated as of February 9, 1995 (see Exhibit 3.2 above).

   4.2(a) Amendment dated as of February 29, 1996 to the Bylaws of Hexcel (see Exhibit 3.2(a) above).

   4.3 Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National Association, as trustee (filed as
                Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

   10.1 Credit Agreement dated as of February 29, 1996 among Hexcel and certain subsidiaries of the Company, as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on
                Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

   10.2 Second Restated and Amended Reimbursement Agreement dated as of February 29, 1996 between Hexcel and Banque Nationale de Paris (filed as Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.3 Hexcel Corporation Incentive Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-1225, and incorporated herein by reference).

   10.4         Hexcel Corporation Management Incentive Compensation Plan.

   10.5         Form of Employee Option Agreement (1996).

   10.6         Form of Employee Option Agreement (1995).

   10.7         Form of Option Agreement (Directors) (filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.8         Form of Short-Term Option Agreement.

   10.9         Form of Performance Accelerated Restricted Stock Unit Agreement.

   10.10        Form of Reload Option Agreement.

   10.11 Employment Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as
                Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.11(a) Employee Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.11(b) Bankruptcy Court Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.11(c) Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.11(d) Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.11(e) Form of Reload Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.12 Memorandum Agreement dated as of January 31, 1996 and between Hexcel and Rodney P. Jenks, Jr. (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      10.13 Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      10.14        Registration Rights Agreement dated as of
                   February 29, 1996 between Hexcel and Ciba-Geigy Limited (filed as Exhibit 10.22 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      10.15 Agreement Governing United States Employment Matters dated as of September 29, 1995 between Hexcel and Ciba-Geigy Corporation (filed as Exhibit D to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

      10.15(a) Amendment dated as of November 22, 1995 to the Agreement Governing United States Employment Matters between Hexcel and Ciba-Geigy Corporation (filed as Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      10.16 Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy plc, Composite Materials Limited and Hexcel (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      11.          Statement Regarding Computation of Per Share Earnings.

      27.          Financial Data Schedule (electronic filing only).

(b)   Reports on Form 8-K:

      Current Report on Form 8-K dated as of March 15, 1996, relating to the consummation of the acquisition of the worldwide composites division of Ciba-Geigy Limited and Ciba-Geigy Corporation.

      Current Report on Form 8-K/A dated as of April 1, 1996, relating to the consummation of the acquisition of the worldwide composites division of Ciba-Geigy Limited and Ciba-Geigy Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


                                                       HEXCEL CORPORATION
                                                          (Registrant)


             May 15, 1996                               /s/ Wayne C. Pensky
             ------------                               -------------------
                 (Date)                                  Wayne C. Pensky,
                                                     Corporate Controller and
                                                     Chief Accounting Officer

                              EXHIBIT INDEX
                              -------------

 EXHIBIT NO.                    DESCRIPTION
 -----------                    -----------

          2.1       Strategic Alliance Agreement dated as of September 29,
                    1995 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

          2.1 (a) Amendment dated as of December 12, 1995 to the Strategic Alliance Agreement among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as Exhibit 2.1(a) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

          2.1 (b) Letter Agreement dated as of February 28, 1996 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (filed as
                    Exhibit 2.1(b) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

          2.1 (c) Distribution Agreement dated as of February 29, 1996 among Hexcel, Brochier S.A., Composite Materials Limited, Salver S.r. 1. and Ciba-Geigy Limited (filed as Exhibit 2.1(c) to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

          2.2 Sale and Purchase Agreement dated as of April 15, 1996 between Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation, each and all as sellers, and Hexcel, as buyer.

          3.1 Certificate of Incorporation of Hexcel dated as of February 9, 1995 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

          3.1 (a) Amendment dated as of February 21, 1996 to the Certificate of Incorporation of Hexcel (filed as Exhibit 3.1(a) to the Company's Registration Statement on Form S-8,
                    Registration No. 333-1225, and incorporated herein by reference).

          3.2       Bylaws of Hexcel dated as of February 9, 1995 (filed as
                    Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                              EXHIBIT INDEX
                              -------------

 EHXIBIT NO.                    DESCRIPTION
 -----------                    -----------


         3.2(a) Amendment dated as of February 29, 1996 to the Bylaws of Hexcel (filed as Exhibit 3.2(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herera by reference).


         4.1 Certificate of Incorporation of Hexcel dated as of February 9, 1995 (see Exhibit 3.1 above).



         4.1(a) Amendment dated as of February 29, 1996 to the Certificate of Incorporation of Hexcel (see Exhibit 3.1(a) above).



         4.2        Bylaws of Hexcel dated as of February 9, 1995 (see Exhibit
                    3.2 above).



         4.2(a) Amendment dated as of February 29, 1996 to the Bylaws of Hexcel (see Exhibit 3.2(a) above).



         4.3 Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).



         10.1 Credit Agreement dated as of February 29, 1996 among Hexcel and certain subsidiaries of the Company, as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996 and incorporated herein by reference).

         10.2 Second Restated and Amended Reimbursement Agreement dated as of February 29, 1996 between Hexcel and Banque Nationale de Paris (filed as Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

         10.3       Hexcel Corporation Incentive Stock Plan (filed as Exhibit
                    4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-1225, and incorporated herein by reference).

         10.4       Hexcel Corporation Managment Incentive Compensation Plan.


         10.5       Form of Employee Option Agreement (1996).

                              EXHIBIT INDEX
                              -------------

 EHXIBIT NO.                    DESCRIPTION
 -----------                    -----------


    10.6     Form of Employee Option Agreement (1995).

    10.7 Form of Option Agreement (Directors) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.8     Form of Short-Term Option Agreement.

    10.9     Form of Performance Accelerated Restricted Stock Unit Agreement.

    10.10    Form of Reload Option Agreement.

    10.11 Employment Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.11(a) Employee Option Agreement dated as of February 29, 1996 between
             Hexcel and John J. Lee (filed as Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.11(b) Bankruptcy Court Option Agreement dated as of February 29,
             1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.11(c) Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as
             Exhibit 10.14(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.11(d) Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.11(e) Form of Reload Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (filed as Exhibit 10.14(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

    10.12 Memorandum Agreement dated as of January 31, 1996 and between Hexcel and Rodney P. Jenks, Jr. (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

                              EXHIBIT INDEX
                              -------------

 EHXIBIT NO.                    DESCRIPTION
 -----------                    -----------


     10.13 Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

     10.14 Registration Rights Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

     10.15 Agreement Governing United States Employment Matters dated as of September 29, 1995 between Hexcel and Ciba-Geigy Corporation (filed as Exhibit D to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13, 1995 and incorporated herein by reference).

     10.15(a) Amendment dated as of November 22, 1995 to the Agreement Governing
              United States Employment Matters between Hexcel and Ciba-Geigy Corporation (filed as Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

     10.16 Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy plc, Composite Materials Limited and Hexcel (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

     11.      Statement Regarding Computation of Per Share Earnings.

     27.      Financial Data Schedule (electronic filing only).