Form 10-Q
period 1996-06-30
HEXCEL CORP /DE/
filed 1996-08-13
CIK 717605

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C.  20549

                                  -------------

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996
                                       or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the transition period from _________ to ________

                          Commission File Number 1-8472

                                  -------------

                               HEXCEL CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-1109521
     (State of Incorporation)              (I.R.S. Employer Identification No.)

                               Two Stamford Plaza
                             281 Tresser Boulevard
                       Stamford, Connecticut  06901-3238
               (Address of principal executive offices and zip code) Registrant's telephone number, including area code: (203) 969-0666

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/   No / /
                                        ---      ---

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization
confirmed by a U.S. Bankruptcy Court.
Yes /x/   No / /
    ---      ---

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class           Outstanding as of August 9, 1996
                -----           --------------------------------
            COMMON STOCK                   36,292,852

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                       INDEX

                                                                         PAGE
PART I.   FINANCIAL INFORMATION

          -   Condensed Consolidated Statements of
              Operations -- The Quarter and Year-to-Date Periods
              Ended June 30, 1996 and July 2, 1995                          2

          -   Condensed Consolidated Balance Sheets --
              June 30, 1996 and December 31, 1995                           3

          -   Condensed Consolidated Statements of
              Cash Flows -- The Year-to-Date Periods Ended
              June 30, 1996 and July 2, 1995                                4

          -   Notes to Condensed Consolidated
              Financial Statements                                          5

          -   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   15

PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                        22

          Item 6.  Exhibits and Reports on Form 8-K                        23


SIGNATURES                                                                 25

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------------------------
                                                     UNAUDITED
                                                ------------------------------------------------
                                                  THE QUARTER ENDED      THE YEAR-TO-DATE ENDED
                                                ---------------------    -----------------------
                                                JUNE 30,      July 2,    JUNE 30,       July 2,
(IN THOUSANDS, EXCEPT PER SHARE DATA)             1996         1995        1996          1995
- ------------------------------------------------------------------------------------------------
Net sales                                     $   166,770    $ 91,023    $ 293,188     $ 176,178
Cost of sales                                    (131,582)    (72,968)    (231,217)     (143,328)
- ------------------------------------------------------------------------------------------------
Gross margin                                       35,188      18,055       61,971        32,850

Selling, general and administrative
 expenses                                         (23,879)    (12,106)     (41,361)      (24,272)
Business acquisition and consolidation
 expenses                                         (29,209)       -         (34,420)          -
Other income, net                                     288        -           2,985           -
- ------------------------------------------------------------------------------------------------
Operating income (loss)                           (17,612)      5,949      (10,825)        8,578
Interest expense                                   (4,849)     (2,079)      (8,482)       (4,442)
Bankruptcy reorganization expenses                    -          (826)         -          (2,951)
- ------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes                              (22,461)      3,044      (19,307)        1,185
Provision for income taxes                         (1,206)     (1,094)      (2,512)       (1,604)
- ------------------------------------------------------------------------------------------------
       Income (loss) from continuing
        operations                                (23,667)      1,950      (21,819)         (419)

Discontinued operations:
    Losses during phase-out period                    -          (185)         -            (297)
- ------------------------------------------------------------------------------------------------
        Net income (loss)                        $(23,667)    $ 1,765     $ (21,819)      $ (716)
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
Net income (loss) per share and equivalent
 share:
Primary and fully diluted:
    Continuing operations                        $  (0.65)   $   0.11     $   (0.72)      $(0.03)
    Discontinued operations                           -         (0.01)        -            (0.02)
- ------------------------------------------------------------------------------------------------
         Net income (loss)                       $  (0.65)   $   0.10     $   (0.72)      $(0.05)
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares      36,547      18,007        30,483       13,391
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------
                                                                  UNAUDITED
                                                        -----------------------------
                                                        JUNE 30,         December 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                    1996               1995
- ----------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                                $   8,445       $   3,829
    Accounts receivable                                   153,518          65,888
    Inventories                                           148,203          55,475
    Prepaid expenses                                        5,160           2,863
- ----------------------------------------------------------------------------------------
        Total current assets                              315,326         128,055
- ----------------------------------------------------------------------------------------
Property, plant and equipment                             428,633         203,580
Less accumulated depreciation                            (129,718)       (117,625)
- ----------------------------------------------------------------------------------------
        Net property, plant and equipment                 298,915          85,955
- ----------------------------------------------------------------------------------------
Intangible assets                                          48,931           1,832
Investments and other assets                               11,581          14,760
- ----------------------------------------------------------------------------------------
        Total assets                                    $ 674,753       $ 230,602
- ----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of
     long-term liabilities                             $   19,561       $   1,802
    Accounts payable                                       60,324          22,904
    Accrued liabilities                                    71,329          41,779
    Accrued business consolidation costs                   24,642            -
- ----------------------------------------------------------------------------------------
        Total current liabilities                         175,856          66,485
- ----------------------------------------------------------------------------------------
Notes payable and capital lease obligations,
 less current maturities                                  246,635          88,342
Indebtedness to related parties, less current
 maturities                                                31,528            -
Deferred liabilities                                       49,815          27,401
- ----------------------------------------------------------------------------------------
Stockholders' equity
    Common stock, $0.01 par value, 100,000 shares
     authorized, shares issued and outstanding of
     36,288 in 1996 and 18,091 in 1995                       363              181
    Additional paid-in capital                           257,905          111,259
    Accumulated deficit                                  (91,800)         (69,981)
    Minimum pension obligation adjustment                   (535)            (535)
    Cumulative currency translation adjustment             4,986            7,450
- ----------------------------------------------------------------------------------------
        Total stockholders' equity                       170,919           48,374
- ----------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity     $ 674,753        $ 230,602
- ----------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------
                                                               UNAUDITED
                                                       --------------------------
                                                         JUNE 30,      July 2,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                      1996         1995
- ---------------------------------------------------------------------------------
Loss from continuing operations                        $ (21,819)   $   (419)
Reconciliation to net cash provided (used)
 by continuing operations:
    Depreciation and amortization                          9,977       5,855
    Accrued business acquisition and consolidation
     expenses                                             34,420         -
    Business acquisition and consolidation payments       (2,256)        -
    Working capital changes and other                    (21,659)    (17,390)
- ---------------------------------------------------------------------------------
        Net cash used by continuing operations            (1,337)    (11,954)
        Net cash provided by discontinued operations         -           548
- ---------------------------------------------------------------------------------
        Net cash used by operating activities             (1,337)    (11,406)
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                  (8,652)     (4,585)
    Proceeds from equipment sold                             -            17
    Cash paid for the Acquired Ciba Business             (25,000)        -
    Cash paid for the Acquired Hercules Business        (135,000)        -
    Proceeds from sale of Chandler, Arizona
      manufacturing facility and certain related
      assets and technology                                1,560      26,694
    Proceeds from sale of discontinued European
      resins business                                        -         2,602
- ---------------------------------------------------------------------------------
        Net cash provided (used) by investing
          activities                                    (167,092)     24,728
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt             163,703       3,891
    Payments of long-term debt                            (8,006)     (5,939)
    Proceeds of short-term debt, net                      15,174      17,678
    Proceeds from issuance of common stock                 2,191      48,739
    Payments of allowed claims pursuant to the
      Reorganization Plan                                    -       (78,144)
- ---------------------------------------------------------------------------------
        Net cash provided (used) by financing
          activities                                     173,062     (13,775)
- ---------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents      (17)       (478)
- ---------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents            4,616        (931)
Cash and equivalents at beginning of year                  3,829         931
- ---------------------------------------------------------------------------------
Cash and equivalents at end of period                  $   8,445    $     -
- ---------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 1996, and the results of operations for the quarters and year-to-date periods ended June 30, 1996 and July 2, 1995, and the cash flows for the year-to-date periods ended June 30, 1996 and July 2, 1995. The condensed consolidated balance sheet of the Company as of December 31, 1995 was derived from the audited 1995 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Acquired Ciba Business"), on February 29, 1996. Accordingly, the condensed consolidated balance sheet as of June 30, 1996 includes the financial position of the Acquired Ciba Business as of that date, and the condensed consolidated statements of operations and cash flows for the year-to-date period ended June 30, 1996 include the results of operations and cash flows, respectively, of the Acquired Ciba Business for the period from March 1, 1996 through June 30, 1996.

     In addition, as discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. Accordingly, the condensed consolidated balance sheet as of June 30, 1996 includes the financial position of the Acquired Hercules Business as of that date. The condensed consolidated statements of operations and cash flows for the year-to-date period ended June 30, 1996 do not include the results of operations and cash flows, respectively, of the Acquired Hercules Business.

NOTE 2 -- BUSINESS ACQUISITIONS

ACQUIRED CIBA BUSINESS

      Hexcel acquired the worldwide composites division of Ciba and CGC on February 29, 1996. The Acquired Ciba Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18 million newly issued shares of Hexcel common stock; (b) $25,000 in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43,000, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes").

     In connection with the acquisition of the Acquired Ciba Business, Hexcel acquired Danutec Werkstoff AG ("Danutec"), an Austrian subsidiary of Ciba, on May 30, 1996. The acquisition of Danutec was completed pursuant to the Strategic Alliance Agreement. Furthermore, under the terms of the Strategic Alliance Agreement, certain assets of Ciba affiliates that continue to act as distributors for the Acquired Ciba Business (the "Ciba Distributors") will be acquired by the Company from time to time prior to February 28, 1997.

     As of June 30, 1996, the aggregate principal amount of Senior Subordinated Notes to be issued to Ciba, determined in accordance with the relevant provisions of the Strategic Alliance Agreement, was estimated at approximately $34,100. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed $34,100 as a result of the pending acquisition from Ciba of certain assets of the Ciba Distributors that have not yet been transferred to Hexcel. Pursuant to the Strategic Alliance Agreement, the aggregate principal amount of the Senior Subordinated Notes will be adjusted to reflect the acquisition of these assets at such times as the acquisitions are completed.

     In connection with the acquisition of the Acquired Ciba Business, Hexcel obtained a three-year revolving credit facility of up to $175,000 (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis.

ACQUIRED HERCULES BUSINESS

     Hexcel acquired the assets of the composite products division of Hercules (including the stock of Hercules Aerospace Espana, S.A. ("HAESA")) on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for aerospace, recreation and general industrial markets, was purchased for $135,000 in cash subject to certain post-closing adjustments. Hexcel and Hercules have agreed that in the event applicable Spanish antitrust authorities were to take certain adverse actions in respect to the Company's acquisition of HAESA, Hexcel has the option to sell its interest in HAESA back to Hercules for the allocated purchase price paid for HAESA.

     In connection with the acquisition of the Acquired Hercules Business, Hexcel replaced the Senior Secured Credit Facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $310,000. As a result of the Company's issuance of convertible subordinated notes on July 24, 1996 (see Note 6), maximum availability under the Revolving Credit Facility was reduced from $310,000 to approximately $250,000, in accordance with the terms of that facility. Proceeds from the Revolving Credit Facility were used to repay approximately $70,100 of outstanding borrowings under the Senior Secured Credit Facility and to finance the purchase of the Acquired Hercules Business. Borrowings under the Revolving Credit Facility are also available for ongoing working capital and other financing requirements of the Company, including business consolidation activities (see Note 3).

HISTORICAL AND PRO FORMA FINANCIAL INFORMATION

     The assets acquired and the liabilities assumed or incurred in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business were:

- --------------------------------------------------------------------------------
                                        ACQUIRED        ACQUIRED          TOTAL
                                            CIBA        HERCULES       ACQUIRED
                                        BUSINESS        BUSINESS     BUSINESSES
- --------------------------------------------------------------------------------
   ASSETS ACQUIRED:
      Accounts receivable              $  53,861      $   16,819     $  70,680
      Inventories                         64,498          22,289        86,787
      Net property, plant and
       equipment                         120,823         102,720       223,543
      Intangible assets                   46,318           --           46,318
      Other assets                         3,069             642         3,711
- --------------------------------------------------------------------------------
         Total assets acquired         $ 288,569      $  142,470     $ 431,039
- --------------------------------------------------------------------------------

   LIABILITIES ASSUMED OR INCURRED:
      Accounts payable and accrued
       liabilities                     $  63,857      $    6,968     $  70,825
      Notes payable and capital
       lease obligations                  37,851         135,003       172,854
      Indebtedness to related parties,
       less current maturities            31,528           --           31,528
      Deferred liabilities                14,331             499        14,830
- --------------------------------------------------------------------------------
         Total liabilities assumed
          or incurred                  $ 147,567      $  142,470     $ 290,037
- --------------------------------------------------------------------------------

   Increase in Common Stock and
     Additional Paid-in Capital        $ 141,002           --        $ 141,002
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The pro forma net sales, net loss and net loss per share of Hexcel for the year-to-date periods ended June 30, 1996 and July 2, 1995, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if those acquisitions had occurred at the beginning of the periods presented, were:

- -----------------------------------------------------------------
                                         THE YEAR-TO-DATE ENDED
                                        -------------------------
                                        6/30/96          7/2/95
- -----------------------------------------------------------------
 Pro forma net sales                  $ 397,021       $ 394,049
 Pro forma net loss                     (23,448)         (7,807)
 Pro forma net loss per share             (0.65)          (0.23)
- -----------------------------------------------------------------
- -----------------------------------------------------------------

NOTE 3 -- BUSINESS CONSOLIDATION

     On May 9, 1996, Hexcel announced that its Board of Directors had approved a plan for consolidating the Company's operations over a period of three years. The total expense of this program is estimated to be approximately $49,000, including $5,211 and $29,209 of expenses recorded in the first and second quarters of 1996, respectively, and another $15,000 to be recorded in future periods. Cash expenditures necessary to complete the business consolidation program are expected to total approximately $44,000, net of estimated proceeds from asset sales.

     The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the previously announced closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources. The business consolidation is expected to result in a net reduction of approximately 325 employees, primarily in manufacturing. The consolidation program calls for the elimination of approximately 470 existing positions at certain locations, partially offset by the addition of approximately 145 new positions at other locations.

     Management expects that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on Hexcel's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete.

   Changes in accrued business consolidation costs for the period from December 31, 1995 to June 30, 1996 were as follows:

- ------------------------------------------------------------------------------
                                    EMPLOYEE      FACILITY
                                   SEVERANCE     CLOSURE &
                                         AND     EQUIPMENT
                                  RELOCATION    RELOCATION    OTHER      TOTAL
- ------------------------------------------------------------------------------
BALANCE AS OF 12/31/95                --             --          --         --

THE QUARTER ENDED 3/31/96:
   Accrued expenses                   --             --    $  5,211   $  5,211
   Cash expenditures                  --             --      (1,191)    (1,191)
   Non-cash usage                     --             --      (3,635)    (3,635)
- ------------------------------------------------------------------------------
BALANCE AS OF 3/31/96                 --             --         385        385

THE QUARTER ENDED 6/30/96:
   Accrued expenses             $ 15,587        $ 6,678       6,944     29,209
   Purchase price adjustments      8,401          2,816         139     11,356
   Cash expenditures                  --             --      (1,065)    (1,065)
   Non-cash usage, including
      asset write-downs               --         (6,678)     (4,678)   (11,356)
- ------------------------------------------------------------------------------
BALANCE AS OF 6/30/96           $ 23,988        $ 2,816     $ 1,725   $ 28,529
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

     During the first quarter of 1996, Hexcel incurred $3,635 of compensation expense resulting from stock options which vested in connection with the acquisition of the Acquired Ciba Business. This compensation expense is based on the difference between the exercise price of the stock options granted and the market price of Hexcel's common stock on February 21, 1996, the date that the Company's stockholders approved the incentive stock plan under which these options were granted. The recognition of compensation expense in connection with these stock options resulted in a corresponding $3,635 increase in the additional paid-in capital of the Company.

     During the second quarter of 1996, Hexcel accrued $11,356 of business consolidation costs that are directly attributable to the Acquired Ciba Business. The accrual of these costs has been reflected as an adjustment to the purchase of the Acquired Ciba Business, in accordance with generally accepted accounting principles, resulting in a corresponding increase in the intangible assets of the Company.

     During the second quarter of 1996, Hexcel wrote down various assets by $9,325, in connection with the decision to close a portion of one manufacturing facility and dispose of certain manufacturing equipment, as well as to dispose of certain research equipment and related assets. These write-downs were required to reduce the applicable assets to estimated net realizable value.

     As of June 30, 1996, $3,887 of accrued business consolidation costs were included in "Deferred liabilities" in the accompanying condensed consolidated balance sheet.

NOTE 4 -- INVENTORIES

        Inventories as of June 30, 1996 and December 31, 1995 were:

- ---------------------------------------------------------------------------
                                                   6/30/96      12/31/95
- ---------------------------------------------------------------------------
Raw materials                                     $ 70,127       $22,257
Work in progress                                    37,451        13,688
Finished goods                                      37,803        17,778
Supplies                                             2,822         1,752
- ---------------------------------------------------------------------------
Total inventories                                 $148,203       $55,475
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

     Hexcel acquired inventories totaling $86,787 in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business.

NOTE 5 -- INTANGIBLE ASSETS

        Intangible assets as of June 30, 1996 are comprised primarily of goodwill attributable to the acquisition of the Acquired Ciba Business on February 29, 1996 and the related acquisition of Danutec on May 30, 1996. Substantially all such assets are amortized over a period of 20 years.

NOTE 6 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

        Notes payable, capital lease obligations and indebtedness to related parties as of June 30, 1996 and December 31, 1995 were:

- ---------------------------------------------------------------------------
                                                   6/30/96       12/31/95
- ---------------------------------------------------------------------------
Revolving Credit Facility                          $204,347            --
1995 U.S. credit facility                                --       $30,091
European credit facilities and notes payable         19,391        18,064
Senior Subordinated Notes payable to Ciba,
 net of discount                                     31,528            --
7% convertible subordinated debentures,
 due 2011                                            25,625        25,625
Obligations under IDRB variable rate demand
 notes, due through 2024, net                         8,450        11,990
Senior Demand Notes payable to Ciba                   5,329            --
Capital lease obligations                             1,730         3,217
Various U.S. notes payable, due through 2007          1,324         1,157
- ---------------------------------------------------------------------------
Total notes payable, capital lease obligations
 and indebtedness to related parties               $297,724       $90,144
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Notes payable and current maturities of
 long-term liabilities                             $ 19,561       $ 1,802
Notes payable and capital lease obligations,
 less current maturities                            246,635        88,342
Indebtedness to related parties, less current
 maturities                                          31,528            --
- ---------------------------------------------------------------------------
Total notes payable, capital lease obligations
 and indebtedness to related parties               $297,724       $90,144
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

REVOLVING CREDIT FACILITY

        In connection with the acquisition of the Acquired Hercules Business on June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance outstanding indebtedness under the Senior Secured Credit Facility;
(b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility initially provided for up to $310,000 in borrowing capacity. However, as a result of the Company's issuance of convertible subordinated notes on July 24, 1996, maximum availability under the Revolving Credit Facility was reduced from $310,000 to approximately $250,000, in accordance with the terms of that facility.

        Interest on outstanding borrowings under the Revolving Credit Facility is computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility is subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility and a letter of credit fee of up to 0.4% per annum on the outstanding face amount of letters of credit.

        The Revolving Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Revolving Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock.

        The Revolving Credit Facility replaced the Senior Secured Credit Facility, which had previously replaced certain U.S. and European credit facilities that were available to the Company and in use as of December 31, 1995. As a result of the extinguishment of the Senior Secured Credit Facility, Hexcel wrote off $1,800 of capitalized debt financing costs in the second quarter of 1996. The Company wrote off $1,600 of capitalized debt financing costs in the first quarter of 1996 in connection with the extinguishment of certain U.S. and European credit facilities. Both write-offs are included in "Interest expense" in the accompanying condensed consolidated statements of operations for the applicable periods.

CONVERTIBLE SUBORDINATED NOTES

        On July 24, 1996, Hexcel completed an offering of $114,500 in convertible subordinated notes due 2003 (the "Convertible Subordinated Notes"), including $14,500 in notes sold to the underwriters pursuant to the exercise of an over-allotment option. The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share. Net proceeds of $111,351 from this offering were used to repay outstanding borrowings under the Revolving Credit Facility.

OBLIGATION TO ISSUE SENIOR SUBORDINATED NOTES PAYABLE TO CIBA-GEIGY

        In connection with the acquisition of the Acquired Ciba Business, Hexcel has undertaken to deliver to Ciba the Senior Subordinated Notes. The Senior Subordinated Notes will be general unsecured obligations of the Company. As discussed in Note 2, the aggregate principal amount of Senior Subordinated Notes to be issued to Ciba, determined in accordance with the Strategic Alliance Agreement, was approximately $34,100 as of June 30, 1996. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed this amount as a result of the pending acquisition of certain assets of the Ciba Distributors that have not yet been transferred to the Company.

        As of June 30, 1996, the fair value of the obligation to issue the Senior Subordinated Notes was $31,528, which is $2,572 lower than the aggregate principal amount as of that date. The $2,572 discount reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. The Senior Subordinated Notes will bear interest for three years at a rate of 7.5% per annum, payable semiannually, from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the acquisition of the Acquired Ciba Business, and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003.

        As of June 30, 1996, Ciba owned 49.7% of Hexcel's issued and outstanding common stock, and four of the Company's ten directors were members of Ciba management. Accordingly, the Company's obligation to issue the Senior Subordinated Notes has been classified as "Indebtedness to related parties" in the accompanying condensed consolidated balance sheet as of June 30, 1996.

OBLIGATION TO ISSUE SENIOR DEMAND NOTES PAYABLE TO CIBA-GEIGY

        Under the terms of the Strategic Alliance Agreement, the cash on hand at certain of the European subsidiaries included in the Acquired Ciba Business was acquired by Hexcel in exchange for an undertaking to deliver to Ciba and/or one or more of its subsidiaries the Senior Demand Notes. The Senior Demand Notes, totaling $5,329, are expected to be presented for payment prior to December 31, 1996.

NOTE 7 -- DEFERRED LIABILITIES

        Deferred liabilities as of June 30, 1996 and December 31, 1995 were comprised primarily of various pension, retirement and post-retirement benefit liabilities, as well as deferred tax liabilities and certain other long-term obligations.

NOTE 8 -- NON-CASH FINANCING ACTIVITIES

        In addition to a cash payment of $25,000 and the obligations to issue the Senior Subordinated Notes and the Senior Demand Notes, the consideration paid for the Acquired Ciba Business included approximately 18 million shares of newly issued Hexcel common stock. The aggregate value of these shares was estimated to be approximately $144,200, based on a discounted market price of $8 per share multiplied by the number of shares issued. The discounted market price of $8 per share was based on a market price of $10 per share during a reasonable period before and after December 12, 1995, the date that the terms for determining the total consideration to be paid by the Company were finalized, and a discount rate of 20%. The 20% discount reflects the illiquidity of the Hexcel common stock issued to Ciba caused by the size of Ciba's holding, the contractual restrictions on transferring such shares and, accordingly, limitations on the price Ciba could realize, the contractual limitation on the per share price Ciba could realize in certain types of transactions, the fact that such shares are "restricted securities" within the meaning of the Securities Act of 1933, and various other factors.

NOTE 9 -- OTHER INCOME, NET

        Other income of $2,985 for the year-to-date period ended June 30, 1996 was largely attributable to the receipt of an additional $1,560 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994, and to the partial settlement for $1,054 of a claim arising from the sale of certain assets in 1991.

NOTE 10 -- BANKRUPTCY REORGANIZATION

        On January 12, 1995, the United States Bankruptcy Court for the Northern District of California entered an order dated January 10, 1995 confirming the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee"). On February 9, 1995, the Reorganization Plan became effective and Hexcel emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the United States Bankruptcy Code.

        The Reorganization Plan which became effective on February 9, 1995 provided, among other things, for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. The payment of claims and interest was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and related assets and technology; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series Fund Inc. in connection with a standby purchase agreement with respect to a subscription rights offering for additional shares of new common stock; and (d) borrowings under a U.S. revolving credit facility. The subscription rights offering for additional shares of new common stock was subsequently concluded on April 6, 1995, with a total of 10.8 million shares of new common stock having been issued between February 9, 1995 and April 6, 1995.

        Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the condensed consolidated statement of operations for the quarter and year-to-date period ended July 2, 1995 as "Bankruptcy reorganization expenses." Bankruptcy reorganization expenses consisted primarily of professional fees paid to legal and financial advisors of Hexcel, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by generally accepted accounting principles. The resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in bankruptcy reorganization expenses being incurred after the effective date of the Reorganization Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


BUSINESS ACQUISITIONS

ACQUIRED CIBA BUSINESS

        Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("Ciba"), and Ciba-Geigy Corporation, a New York corporation ("CGC"), including Ciba's and CGC's composite materials, parts and structures businesses (the "Acquired Ciba Business"), on February 29, 1996. The Acquired Ciba Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

        The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba, CGC, and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18 million newly issued shares of Hexcel common stock; (b) $25 million in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43 million, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes").

        In connection with the acquisition of the Acquired Ciba Business, Hexcel acquired Danutec Werkstoff AG ("Danutec"), an Austrian subsidiary of Ciba, on May 30, 1996. The acquisition of Danutec was completed pursuant to the Strategic Alliance Agreement. Furthermore, under the terms of the Strategic Alliance Agreement, certain assets of Ciba affiliates that continue to act as distributors for the Acquired Ciba Business (the "Ciba Distributors") will be acquired by the Company from time to time prior to February 28, 1997.

        As of June 30, 1996, the aggregate principal amount of the Senior Subordinated Notes to be issued to Ciba, determined in accordance with the relevant provisions of the Strategic Alliance Agreement, was estimated at approximately $34.1 million. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed $34.1 million as a result of the pending acquisition from Ciba of certain assets of the Ciba Distributors that have not yet been transferred to the Company. Pursuant to the Strategic Alliance Agreement, the aggregate principal amount of the Senior Subordinated Notes will be adjusted to reflect the acquisition of these assets at such times as the acquisitions are completed.

ACQUIRED HERCULES BUSINESS

        Hexcel acquired the assets of the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for aerospace, recreation and general industrial markets, was purchased for $135 million in cash subject to certain post-closing adjustments. The assets acquired by the Company include the stock of Hercules Aerospace Espana, S.A. ("HAESA"). Hexcel and Hercules have agreed that in the event applicable Spanish antitrust authorities were to take certain adverse actions in respect to the Company's acquisition of HAESA, Hexcel has the option to sell its interest in HAESA back to Hercules for the allocated purchase price paid for HAESA.

BUSINESS CONSOLIDATION

        On May 9, 1996, Hexcel announced that its Board of Directors had approved a plan for consolidating the Company's operations over a period of three years. The total expense of this consolidation program is estimated to be approximately $49 million, including $5.2 million and $29.2 million of expenses recorded in the first and second quarters of 1996, respectively, and another $15 million of expenses to be recorded in future periods. Cash expenditures necessary to complete the business consolidation are expected to total approximately $44 million, net of estimated proceeds from asset sales.

        The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The consolidation program is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the previously announced closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources.

        Management expects that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on Hexcel's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. Management estimates that the business consolidation will result in annual cost savings of approximately $28 million when it is fully implemented in 1999. During the period from 1996 through 1998, the cash costs associated with the consolidation program, net of estimated proceeds from asset sales, are expected to equal the incremental cash savings generated by the program during the same period.

        Further discussion of the business consolidation program is contained in Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

SECOND QUARTER

        Net sales for the second quarter of 1996 were $166.8 million, compared with net sales for the second quarter of 1995 of $91.0 million. Excluding approximately $69 million of sales attributable to the Acquired Ciba Business, 1996 second quarter sales were approximately $98 million. The $7 million increase over the comparable period of 1995 was due to improved sales of prepregs, honeycomb and machined parts, particularly to the commercial aerospace market. Most of this increase was in North America.

        Gross margin was $35.2 million for the second quarter of 1996, or 21.1% of sales, compared with $18.1 million for the second quarter of 1995, or 19.8% of sales. The increase reflects both higher sales volumes and improved manufacturing productivity. Excluding the Acquired Ciba Business, gross margin as a percentage of sales increased from 19.8% in the second quarter of 1995 to 24.9% in the comparable quarter of 1996.

        The operating loss for the second quarter of 1996 was $17.6 million, compared with operating income of $5.9 million for the second quarter of 1995. The 1996 quarterly loss includes a previously announced charge for business acquisition and consolidation activities of $29.2 million, of which $9.3 million was for non-cash write-downs. Selling, general and administrative expenses were $23.9 million in the 1996 quarter, versus $12.1 million in the comparable period of 1995. The increase primarily reflects the acquisition of the Acquired Ciba Business.

        Hexcel incurred a net loss of $23.7 million in the second quarter of 1996, or $0.65 per share, compared with net income of $1.8 million in the second quarter of 1995, or $0.10 per share. In addition to the $29.2 million charge for business acquisition and consolidation activities, the 1996 quarterly net loss includes $1.8 million of interest expense attributable to the write-off of capitalized debt financing costs. This write-off resulted from the replacement of the Company's previous revolving credit facility with a new credit facility in connection with the acquisition of the Acquired Hercules Business.

        There were approximately 36.5 million weighted average shares and equivalent shares outstanding during the second quarter of 1996, versus 18.0 million during the comparable quarter of 1995. The difference in the number of weighted average shares and equivalent shares reflects the issuance of approximately 18.0 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Ciba Business.

YEAR-TO-DATE

        Net sales were $293.2 million for the first half of 1996, compared with $176.2 million for the first half of 1995. Excluding approximately $96 million of sales attributable to the Acquired Ciba Business, 1996 first half sales were approximately $197 million. The $21 million increase over the comparable period of 1995 was due to increased sales of prepregs, honeycomb and machined parts to the commercial aerospace market, as well as increased sales of reinforcement fabrics to general industrial markets in Europe.

        Gross margin was $62.0 million for the first half of 1996, or 21.1% of sales, compared with $32.9 million for the first half of 1995, or 18.6% of sales. As with the second quarter, the first half improvement from 1995 to 1996 resulted from higher sales volumes and improved manufacturing productivity. Excluding the Acquired Ciba Business, gross margin as a percentage of sales increased from 18.6% in the first half of 1995 to 24.2% in the comparable period of 1996.

        The operating loss for the year-to-date ended June 30, 1996 was $10.8 million, versus operating income for the comparable period of 1995 of $8.6 million. The operating loss for the first half of 1996 includes business acquisition and consolidation expenses of $34.4 million, and other income of $3.0 million. Other income was largely attributable to the receipt of an additional $1.6 million of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994, and to the partial settlement for $1.1 million of a claim arising from the sale of certain assets in 1991.

        Hexcel incurred a net loss of $21.8 million in the first half of 1996, or $0.72 per share, compared with a net loss of $0.7 million in the first half of 1995, or $0.05 per share. The 1996 first half loss includes $3.4 million of interest expense attributable to the write-off of capitalized debt financing costs, as well as business acquisition and consolidation expenses of $34.4 million and other income of $3.0 million. The 1995 first half loss includes bankruptcy reorganization expenses of $3.0 million.

        There were approximately 30.5 million weighted average shares and equivalent shares outstanding during the first half of 1996, versus 13.4 million during the first half of 1995. The difference in the number of weighted average shares and equivalent shares reflects the issuance of 10.8 million shares of new common stock between February 9, 1995 and April 6, 1995 in connection with a subscription rights offering and standby purchase agreement, as well as the issuance of approximately 18.0 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Ciba Business.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES

        In connection with the acquisition of the Acquired Ciba Business, Hexcel obtained a three-year revolving credit facility of up to $175 million (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Senior Secured Credit Facility was replaced in the second quarter of 1996 by a new revolving credit facility (the "Revolving Credit Facility") obtained in connection with the acquisition of the Acquired Hercules Business.

        On June 27, 1996, Hexcel obtained the Revolving Credit Facility to:
(a) refinance outstanding indebtedness under the Senior Secured Credit Facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. As of June 30, 1996, maximum availability under the Revolving Credit Facility was $310 million, and outstanding borrowings totaled approximately $204.3 million. The Revolving Credit Facility expires in February 1999.

        On July 24, 1996, Hexcel completed an offering of $114.5 million in convertible subordinated notes due in 2003 (the "Convertible Subordinated Notes"), including $14.5 million in notes sold to the underwriters pursuant to the exercise of an over-allotment option. The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share. The net proceeds of $111.4 million from this offering were used to repay outstanding borrowings under the Revolving Credit Facility. As a result of the issuance of the Convertible Subordinated Notes, maximum availability under the Revolving Credit Facility was reduced from an initial level of $310 million to approximately $250 million, in accordance with the terms of that facility.

        Management expects that the financial resources of Hexcel will be sufficient to fund the Company's worldwide operations.

CASH FLOWS

        Net cash used by operating activities during the first half of 1996 was $1.3 million. Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization ("Adjusted EBITDA") was $30.6 million. This was more than offset by $8.5 million of interest expense, a $23.0 million increase in accounts receivable and inventories, and $2.3 million of cash payments for business consolidation activities. The increase in accounts receivable and inventories resulted from higher sales and production levels. Historically, Hexcel's working capital requirements are at the highest levels in the second quarter of the year, reflecting the product delivery schedules of certain of the Company's customers. Working capital acquired in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business are not an element of operating cash flow.

        During the first half of 1995, operating activities used $11.4 million of cash. Adjusted EBITDA was $11.5 million, but the Company incurred $4.4 million of interest expense, paid $4.6 million in restructuring costs, and experienced a net increase in accounts receivable and inventories, largely as a result of higher sales levels. The primary restructuring activities during the period were the consolidation of certain honeycomb manufacturing operations at the Company's Casa Grande, Arizona facility, which is now complete, and the implementation of a new management information system.

        Cash flows from investing and financing activities for the first half of 1996 primarily reflect the acquisition of the Acquired Ciba Business and Acquired Hercules Business. In addition to the cash consideration paid for the Acquired Ciba Business, Hexcel issued approximately 18 million shares of new common stock to Ciba and incurred obligations to issue Senior Subordinated Notes and Senior Demand Notes payable to Ciba totaling over $39 million.

        Cash flows from investing and financing activities for the first half of 1995 consisted primarily of the proceeds from the sale of certain assets, the proceeds from the sale of Hexcel common stock pursuant to a subscription rights offering and standby purchase agreement, and the payment of allowed claims pursuant to the Company's Chapter 11 reorganization plan.

        Adjusted EBITDA is presented for purposes of describing the significant components of Hexcel's operating cash flows, and is not presented as an alternative measure of those cash flows or of the Company's operating results as determined in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

        Capital expenditures were $8.7 million for the first half of 1996, compared with $4.6 million for the first half of 1995. As a result of the reduced spending levels in recent years, the acquisitions of the Acquired
Ciba Business and the Acquired Hercules Business, and the commencement of the business consolidation program, management expects that capital expenditures will increase significantly throughout the remainder of 1996. Such expenditures will be financed with cash generated from operations and borrowings under available credit facilities.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-
LOOKING STATEMENTS"

        Certain statements in this Quarterly Report on Form 10-Q under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Notes to Condensed Consolidated Financial Statements" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; the assimilation of the Acquired Ciba Business; the assimilation of the Acquired Hercules Business; the loss of any significant customers; changes in business strategy or development plans; indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; availability of qualified personnel; the availability, terms and deployment of capital; changes in, or the failure to comply with, government regulations; and various other factors referenced in this Quarterly Report on Form 10-Q.
The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

        The forward-looking information referred to above includes, but is not limited to, the estimated total cost of Hexcel's business consolidation program, the estimated amount of cash expenditures to complete the program and the estimated annual cost savings resulting from the consolidation program. In addition to the risks, uncertainties and other factors referred to above which may cause actual amounts to differ materially from estimated amounts, such estimates of total costs, cash expenditures and annual cost savings are based on various factors and were derived utilizing numerous important assumptions, including: (a) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance costs levels, while maintaining work flow in the business areas affected; (b) the ability to maintain manufacturing know-how with respect to production processes conducted at facilities that will be closed or at which the number of employees will be reduced, including cooperation by employees who will be terminated; (c) the assimilation and integration of the Acquired Ciba
Business with the Company's operations without disruption to manufacturing, marketing and distribution activities; (d) the assimilation of the production processes at closed facilities with production at other Company facilities without undue disruption to the manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying the subject products for various customer and government programs; and (e) selling vacated facilities within anticipated time frames at anticipated selling prices. The failure of these assumptions to be realized may cause the actual total cost of the consolidation program, the actual amount of cash expenditures to complete the program and the actual annual cost savings resulting from the program to differ materially from the estimates.

                         PART II.  OTHER INFORMATION

                    HEXCEL CORPORATION AND SUBSIDIARIES


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               An Annual Meeting of Stockholders of the Company was held on May 23, 1996. Stockholders holding 34,240,987 shares of Hexcel common stock were present, either in person or by proxy. The following matters were submitted to the Company's stockholders for a vote at that meeting, with the results of the vote indicated:

          1. The nominees for election to the Board of Directors of the Company received the following votes:

                                  Votes Cast

- ---------------------------------------------------------------------------------------
                                                                                Broker
      Director               For       Against    Withheld     Abstentions    Non-votes
- ---------------------------------------------------------------------------------------
  John M. D. Cheesmond    34,198,168        --      42,819              --           --
- ---------------------------------------------------------------------------------------
  Marshall S. Geller      34,201,508        --      39,479              --           --
- ---------------------------------------------------------------------------------------
  Juergen Habermeier      34,207,358        --      33,629              --           --
- ---------------------------------------------------------------------------------------
  John J. Lee             34,128,842        --     112,145              --           --
- ---------------------------------------------------------------------------------------
  Stanley Sherman         34,209,008        --      31,979              --           --
- ---------------------------------------------------------------------------------------
  Martin L. Solomon       34,207,101        --      33,886              --           --
- ---------------------------------------------------------------------------------------
  George S. Springer      34,208,858        --      32,129              --           --
- ---------------------------------------------------------------------------------------
  Joseph T. Sullivan      34,196,518        --      44,469              --           --
- ---------------------------------------------------------------------------------------
  Hermann Vodicka         34,207,358        --      33,629              --           --
- ---------------------------------------------------------------------------------------
  Franklin S. Wimer       34,201,157        --      39,830              --           --
- ---------------------------------------------------------------------------------------

          2.  Approval of the Company's Restated Certificate of
              Incorporation, which incorporates certain amendments to the Company's Certificate of Incorporation, as described in the Proxy Statement, received the following votes:

                                  Votes Cast

              ----------------------------------------------------------
                                                                 Broker
                   For       Against   Withheld   Abstentions  Non-votes
              ----------------------------------------------------------
                26,764,471  3,791,095        --        23,730  3,661,691
              ----------------------------------------------------------

          3. Approval of the Company's Amended and Restated Bylaws, which incorporate certain amendments to the Company's Bylaws, as described in the Proxy Statement, received the following votes:

                                  Votes Cast


              ----------------------------------------------------------
                                                               Broker
                   For        Against  Withheld  Abstentions  Non-votes
              ----------------------------------------------------------
                26,807,953  3,744,789        --       26,554  3,661,691
              ----------------------------------------------------------



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               2.1 Sale and Purchase Agreement dated as of April 15, 1996 among Hexcel Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.2 to Hexcel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

               2.2 Amendment Number One dated as of June 27, 1996 to the Sale and Purchase Agreement among Hexcel Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.2 to Hexcel Corporation's Current Report on Form 8-K dated July 12,
                     1996).

               2.3 Letter Agreement dated as of June 27, 1996 among Hexcel Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.3 to Hexcel Corporation's Current Report on Form 8-K dated July 12, 1996).

               3.1 Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 1 to Hexcel Corporation's Registration Statement on Form 8-A dated
                     July 9, 1996).

               3.2 Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 2 to Hexcel Corporation's Registration Statement on Form 8-A dated July 9, 1996).

               4. Indenture dated as of July 24, 1996 between Hexcel Corporation and First Trust of California, National Association.

               10.1 Credit Agreement dated as of June 27, 1996 among Hexcel and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 99.2 to Hexcel Corporation's Current Report on Form 8-K dated July 12,
                     1996).

               10.2 Consent Number 1 and First Amendment dated as of July 3, 1996 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institution party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and Credit Suisse as administrative agent.

               10.3 Modifications dated as of July 8, 1996 to the First Amendment to the Credit Agreement among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and Credit Suisse as administrative agent.

               10.4 Third Amended and Restated Reimbursement Agreement dated as of June 27, 1996 between Hexcel Corporation and Banque Nationale de Paris.

               11.   Statement Regarding Computation of Per Share Earnings.

               27.   Financial Data Schedule (electronic filing only).


          (b)  Reports on Form 8-K:

               Current Report on Form 8-K/A dated April 1, 1996, relating to the consummation of the acquisition of the worldwide Composites Division of Ciba-Geigy Limited and Ciba-Geigy Corporation (including financial statements of the business acquired and pro forma financial information).

               Current Report on Form 8-K dated July 12, 1996, relating to the consummation of the acquisition of the composite products division of Hercules Incorporated (including financial statements of the business acquired and pro forma financial information).

               Current Report on Form 8-K/A dated July 26, 1996, relating to the consummation of the acquisition of the composite products division of Hercules Incorporated (including financial statements of the business acquired and pro forma financial information).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

                                       HEXCEL CORPORATION
                                          (Registrant)


    August 13, 1996                      /s/ Wayne C. Pensky
- ------------------------               -------------------------------------
       (Date)                                Wayne C. Pensky,
                                         Corporate Controller and
                                         Chief Accounting Officer