Form 10-Q
period 1996-09-29
HEXCEL CORP /DE/
filed 1996-11-13
CIK 717605

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C.  20549

                                  ----------------------

                                         FORM 10-Q

          / X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended September 29, 1996

                                             or

         /   /   Transition Report Pursuant to Section 13 or 15 (d) of the
                            Securities Exchange Act of 1934

            For the transition period from  _________  to  ____________

                            Commission File Number 1-8472

                               ----------------------

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
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE) Registrant's telephone number, including area code: (203) 969-0666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan of reorganization confirmed by a U.S. Bankruptcy Court. Yes  X    No
                                                                 ----     ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                     Outstanding as of November 8, 1996
          -----                     ----------------------------------
     COMMON STOCK                              36,490,284



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.
         -    Condensed Consolidated Statements of
              Operations -- The Quarter and Year-to-Date Periods
              Ended September 29, 1996 and October 1, 1995                  2

         -    Condensed Consolidated Balance Sheets --
              September 29, 1996 and December 31, 1995                      3

         -    Condensed Consolidated Statements of
              Cash Flows -- The Year-to-Date Periods Ended
              September 29, 1996 and October 1, 1995                        4

         -    Notes to Condensed Consolidated
              Financial Statements                                          5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            15

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

HEXCEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------
                                                                UNAUDITED
                                     --------------------------------------------------------------------
                                            THE QUARTER ENDED                THE YEAR-TO-DATE ENDED
                                     ------------------------------      --------------------------------
                                     SEPTEMBER 29,       October 1,      SEPTEMBER 29,        October 1,
(IN THOUSANDS, EXCEPT PER SHARE DATA)    1996               1995              1996               1995
----------------------------------------------------------------------------------------------------------
Net sales                             $ 189,542          $  81,366        $  482,730         $  257,544

Cost of sales                          (153,729)           (65,478)         (384,946)          (208,806)
----------------------------------------------------------------------------------------------------------
Gross margin                             35,813             15,888            97,784             48,738

Selling, general and administrative
     expenses                           (25,642)           (11,358)          (67,003)           (35,630)
Business consolidation  and
     acquisition expenses                (1,382)                 -           (35,802)                 -
Other income, net                           142                600             3,127                600
----------------------------------------------------------------------------------------------------------
Operating income (loss)                   8,931              5,130            (1,894)            13,708
Interest expense                         (7,173)            (2,260)          (15,655)            (6,702)
Bankruptcy reorganization expenses            -               (410)                -             (3,361)
----------------------------------------------------------------------------------------------------------
Income (loss) from continuing
     operations before income taxes       1,758              2,460           (17,549)             3,645
Provision for income taxes               (1,412)              (899)           (3,924)            (2,503)
----------------------------------------------------------------------------------------------------------
Income (loss) from
     continuing operations                  346              1,561           (21,473)             1,142

Discontinued operations:
    Losses during phase-out period            -               (171)                -               (468)
----------------------------------------------------------------------------------------------------------
            Net income (loss)          $    346          $   1,390        $  (21,473)        $      674
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Net income (loss) per share and
    equivalent share:
Primary and fully diluted:
    Continuing operations              $   0.01          $    0.09        $    (0.66)        $     0.08
    Discontinued operations                   -              (0.01)                -              (0.03)
----------------------------------------------------------------------------------------------------------
            Net income (loss)          $   0.01          $    0.08        $    (0.66)        $     0.05
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Weighted average shares and
    equivalent shares                    37,430             18,094            32,305             14,958
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                  UNAUDITED
                                                       -------------------------------------
                                                       SEPTEMBER 29,         December 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                    1996                   1995
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                                $   4,172            $    3,829
    Accounts receivable                                   151,375                65,888
    Inventories                                           155,628                55,475
    Prepaid expenses                                        3,869                 2,863
--------------------------------------------------------------------------------------------
        Total current assets                              315,044               128,055
--------------------------------------------------------------------------------------------
Property, plant and equipment                             446,656               203,580
Less accumulated depreciation                            (137,306)             (117,625)
--------------------------------------------------------------------------------------------
        Net property, plant and equipment                 309,350                85,955
--------------------------------------------------------------------------------------------
Intangible assets                                          49,038                 1,832
Investments and other assets                                9,794                14,760
--------------------------------------------------------------------------------------------
        Total assets                                    $ 683,226            $  230,602
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of
          long-term liabilities                         $  17,776            $    1,802
    Accounts payable                                       64,641                22,904
    Accrued liabilities                                    66,200                41,779
    Accrued business consolidation costs                   24,165                     -
--------------------------------------------------------------------------------------------
        Total current liabilities                         172,782                66,485
--------------------------------------------------------------------------------------------
Notes payable and capital lease obligations, less
     current maturities                                   258,574                88,342
Indebtedness to related parties, less current
     maturities                                            31,528                     -
Deferred liabilities                                       49,629                27,401
--------------------------------------------------------------------------------------------
Stockholders' equity
     Common stock, $0.01 par value, 100,000 shares
           authorized, shares issued and outstanding
           of 36,371 in 1996 and 18,091 in 1995               364                   181
    Additional paid-in capital                            258,490               111,259
    Accumulated deficit                                   (91,454)              (69,981)
    Minimum pension obligation adjustment                    (535)                 (535)
    Cumulative currency translation adjustment              3,848                 7,450
--------------------------------------------------------------------------------------------
        Total stockholders' equity                        170,713                48,374
--------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity      $ 683,226            $  230,602
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------------------
                                                                  UNAUDITED
                                                       -------------------------------------
                                                       SEPTEMBER 29,           October 31,
THE YEAR-TO-DATE ENDED (IN THOUSANDS)                      1996                   1995
--------------------------------------------------------------------------------------------
Income (loss) from continuing operations                $  (21,473)             $  1,142
Reconciliation to net cash provided (used) by
continuing operations:
    Depreciation and amortization                           17,975                 8,691
    Accrued business consolidation and acquisition
       expenses                                             35,802                     -
    Business consolidation and acquisition payments         (4,071)                    -
    Working capital changes and other                      (21,442)              (18,956)
--------------------------------------------------------------------------------------------
        Net cash provided (used) by continuing operations    6,791                (9,123)
        Net cash provided by discontinued operations             -                   548
--------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities     6,791                (8,575)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                   (21,338)               (6,836)
    Proceeds from equipment sold                                 -                    17
    Cash paid for the Acquired Ciba Business               (25,000)                    -
    Cash paid for the Acquired Hercules Business          (141,820)                    -
    Proceeds from sale of Chandler, Arizona
        manufacturing facility and certain related
        assets and technology                                1,560                26,694
    Proceeds from sale of discontinued European
        resins business                                          -                 2,602
--------------------------------------------------------------------------------------------
        Net cash provided (used) by investing
           activities                                     (186,598)               22,477
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt               278,784                 4,117
    Payments of long-term debt                            (111,307)               (7,507)
    Proceeds of short-term debt, net                         9,498                18,612
    Proceeds from issuance of common stock                   2,777                48,739
    Payments of allowed claims pursuant to the
        Reorganization Plan                                      -               (78,144)
--------------------------------------------------------------------------------------------
        Net cash provided (used) by financing
           activities                                      179,752               (14,183)
--------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents        398                  (650)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                343                  (931)
Cash and equivalents at beginning of year                    3,829                   931
--------------------------------------------------------------------------------------------
Cash and equivalents at end of period                     $  4,172              $      -
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 29, 1996, and the results of operations for the quarters and nine-month periods ended September 29, 1996 and October 1, 1995, and the cash flows for the nine-month periods ended September 29, 1996 and October 1, 1995. The condensed consolidated balance sheet of the Company as of December 31, 1995 was derived from the audited 1995 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited and Ciba-Geigy Corporation (collectively, "Ciba"), including Ciba's composite materials, parts and structures businesses (the "Acquired Ciba Business"), on February 29, 1996. In connection with the acquisition of the Acquired Ciba Business, The Company acquired Danutec Werkstoff AG ("Danutec"), an Austrian subsidiary of Ciba, on May 30, 1996. Accordingly, the condensed consolidated balance sheet as of September 29, 1996 includes the financial position of the Acquired Ciba Business and Danutec as of that date. The condensed consolidated statements of operations and cash flows for the nine-month period ended September 29, 1996 include the results of operations and cash flows, respectively, of the Acquired Ciba Business for the period from March 1, 1996 through September 29, 1996. The condensed consolidated statements of operations and cash flows for the nine-month period ended September 29, 1996 include the results of operations and cash flows, respectively, of Danutec for the period from May 31, 1996 through September 29, 1996.

     In addition, as discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. Accordingly, the condensed consolidated balance sheet as of September 29, 1996 includes the financial position of the Acquired Hercules Business as of that date, and the condensed consolidated statements of operations and cash flows for the nine-month period ended September 29, 1996 include the results of operations and cash flows, respectively, of the Acquired Hercules Business for the period from June 28, 1996 through September 29, 1996.

NOTE 2 -- BUSINESS ACQUISITIONS

ACQUIRED CIBA BUSINESS

     Hexcel acquired the worldwide composites division of Ciba on February
29, 1996. The Acquired Ciba Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

     The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995 among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business other than certain excluded assets and liabilities in exchange for: (a) approximately 18 million newly issued shares of Hexcel common stock; (b) $25,000 in cash; and (c) undertakings to deliver to Ciba and/or one or more of its subsidiaries, following completion of certain post-closing adjustment procedures contemplated by the Strategic Alliance Agreement, senior subordinated notes in an aggregate principal amount of approximately $43,000, subject to certain adjustments (the "Senior Subordinated Notes"), and senior demand notes in a principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes").

     In connection with the acquisition of the Acquired Ciba Business, Hexcel acquired Danutec, an Austrian subsidiary of Ciba, on May 30, 1996. The acquisition of Danutec was completed pursuant to the Strategic Alliance Agreement. Furthermore, under the terms of the Strategic Alliance Agreement, certain assets of Ciba affiliates that continue to act as distributors for the Acquired Ciba Business (the "Ciba Distributors") will be acquired by the Company from time to time prior to February 28, 1997.

     As of September 29, 1996, the aggregate principal amount of Senior Subordinated Notes which Hexcel has issued or is obligated to issue to Ciba, determined in accordance with the relevant provisions of the Strategic Alliance Agreement, was estimated at approximately $34,100. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed $34,100 as a result of the pending acquisition from Ciba of certain assets of the Ciba Distributors that have not yet been transferred to Hexcel. Pursuant to the Strategic Alliance Agreement, the aggregate principal amount of the Senior Subordinated Notes will be adjusted to reflect the acquisition of these assets at such times as the acquisitions are completed.

     In connection with the acquisition of the Acquired Ciba Business, Hexcel obtained a three-year revolving credit facility of up to $175,000 (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Senior Secured Credit Facility was subsequently replaced with a new revolving credit facility in connection with the acquisition of the Acquired Hercules Business.

ACQUIRED HERCULES BUSINESS

     Hexcel acquired the assets of the composite products division of Hercules (including the stock of Hercules Aerospace Espana, S.A. ("HAESA")) on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for aerospace, recreation and general industrial markets, was purchased for $135,000 in cash subject to certain post-closing adjustments. (As of September 29, 1996, the adjusted purchase price, including certain transaction costs, was estimated at approximately $141,820.) Hexcel and Hercules have agreed that in the event applicable Spanish antitrust authorities were to take certain adverse actions in respect to the Company's acquisition of HAESA, Hexcel has the option to sell its interest in HAESA back to Hercules for the allocated purchase price paid for HAESA.

     In connection with the acquisition of the Acquired Hercules Business, Hexcel replaced the Senior Secured Credit Facility with a new revolving credit facility (the "Revolving Credit Facility") of up to $310,000. As a result of the Company's issuance of convertible subordinated notes on July 24, 1996 (see Note 6), maximum availability under the Revolving Credit Facility was reduced from $310,000 to approximately $250,000, in accordance with the terms of that facility. Proceeds from the Revolving Credit Facility were used to repay approximately $70,100 of outstanding borrowings under the Senior Secured Credit Facility and to finance the purchase of the Acquired Hercules Business. Borrowings under the Revolving Credit Facility are also available for ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis (see Note 3).

HISTORICAL AND PRO FORMA FINANCIAL INFORMATION

     The assets acquired and the liabilities assumed or incurred in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business were:

--------------------------------------------------------------------------------------
                                          ACQUIRED         ACQUIRED            TOTAL
                                              CIBA         HERCULES         ACQUIRED
                                          BUSINESS         BUSINESS       BUSINESSES
--------------------------------------------------------------------------------------
ASSETS ACQUIRED:
     Accounts receivable                 $  53,861        $  16,819        $  70,680
     Inventories                            63,640           22,289           85,929
     Net property, plant and
       equipment                           120,823          109,740          230,563
     Intangible assets                      44,597               --           44,597
     Other assets                            3,069              642            3,711
--------------------------------------------------------------------------------------
         Total assets acquired           $ 285,990        $ 149,490        $ 435,480
--------------------------------------------------------------------------------------

LIABILITIES ASSUMED OR INCURRED:
     Accounts payable and accrued
       liabilities                       $  61,099        $   7,688        $  68,787
     Notes payable and capital
       lease obligations                    37,851          141,303          179,154
     Indebtedness to related
       parties, less current
       maturities                           31,528               --           31,528
     Deferred liabilities                   14,331              499           14,830
--------------------------------------------------------------------------------------
         Total liabilities assumed or
            incurred                     $ 144,809        $ 149,490        $ 294,299
--------------------------------------------------------------------------------------

Increase in Common Stock and
     Additional Paid-in Capital          $ 141,181               --        $ 141,181
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


     The acquisitions of the Acquired Ciba Business and the Acquired Hercules Business are subject to certain post-closing adjustments, including, among others, adjustments resulting from the acquisition of certain assets of the Ciba Distributors from time to time prior to February 28, 1997 and adjustments related to certain changes in the working capital of the Acquired Hercules Business. In addition, the allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business are based on preliminary estimates of fair values, and are subject to change.

     The pro forma net sales, net loss and net loss per share of Hexcel for the nine-months periods ended September 29, 1996 and October 1, 1995, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if those acquisitions had occurred at the beginning of the periods presented, were:

---------------------------------------------------------------------------
                                               THE YEAR-TO-DATE ENDED
                                        -----------------------------------
                                          9/29/96                 10/1/95
---------------------------------------------------------------------------
Pro forma net sales                     $  585,994              $ 576,889
Pro forma net loss                         (24,875)                (8,205)
Pro forma net loss per share                 (0.68)                 (0.25)
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Weighted average shares and equivalent
shares used in computing pro forma net
loss per share                              36,424                 32,980
---------------------------------------------------------------------------
---------------------------------------------------------------------------

NOTE 3 -- BUSINESS CONSOLIDATION

     On May 9, 1996, Hexcel announced that its Board of Directors had approved a plan for consolidating the Company's operations over a period of three years. The total expense of this program is estimated to be approximately $49,000, including $1,382 and $35,802 of expenses recorded in the third quarter and first nine months of 1996, respectively, and the remainder to be recorded in future periods. Cash expenditures necessary to complete the business consolidation program are expected to total approximately $44,000, net of estimated proceeds from asset sales.

     The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the previously announced closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources. The consolidation program calls for the elimination of approximately 470 existing positions at certain locations, partially offset by the addition of new positions at other locations.

     Management expects that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Based on Hexcel's experience with previous plant consolidations, compliance with these qualification requirements necessitates an approach to the consolidation of manufacturing facilities that will require two to three years to complete.

     Changes in accrued business consolidation costs for the period from December 31, 1995 to September 29, 1996 were as follows:


--------------------------------------------------------------------------------------------------
                                      EMPLOYEE         FACILITY
                                     SEVERANCE        CLOSURE &
                                           AND        EQUIPMENT
                                    RELOCATION       RELOCATION          OTHER              TOTAL
--------------------------------------------------------------------------------------------------
BALANCE AS OF 12/31/95                      --               --             --                 --

THE QUARTER ENDED 3/31/96:
   Accrued expenses                         --               --       $  5,211           $  5,211
   Cash expenditures                        --               --         (1,191)            (1,191)
   Non-cash usage                           --               --         (3,635)            (3,635)
--------------------------------------------------------------------------------------------------
BALANCE AS OF 3/31/96                       --               --            385                385

THE QUARTER ENDED 6/30/96:
   Accrued expenses                  $  15,587         $  6,678          6,944             29,209
   Purchase price adjustments            8,401            2,816            139             11,356
   Cash expenditures                        --               --         (1,065)            (1,065)
   Non-cash usage, including
      asset write-downs                     --           (6,678)        (4,678)           (11,356)
--------------------------------------------------------------------------------------------------
BALANCE AS OF 6/30/96                   23,988            2,816          1,725             28,529

THE QUARTER ENDED 9/29/96:
   Accrued expenses                        420              378            584              1,382
   Cash expenditures                    (1,199)            (349)          (267)            (1,815)
   Non-cash usage, including
      asset write-downs                     --               --            (44)               (44)
--------------------------------------------------------------------------------------------------
BALANCE AS OF 9/29/96                $  23,209         $  2,845       $  1,998           $ 28,052
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

     During the second quarter of 1996, Hexcel accrued $11,356 of business consolidation costs that are directly attributable to the Acquired Ciba Business. The accrual of these costs has been reflected as an adjustment to the purchase of the Acquired Ciba Business, resulting in a corresponding increase in the intangible assets of the Company.

     During the second quarter of 1996, Hexcel wrote down various assets by $9,325, in connection with the decision to close a portion of one manufacturing facility and dispose of certain manufacturing equipment, as well as to dispose of certain research equipment and related assets. These write-downs were required to reduce the applicable assets to estimated net realizable value.

     During the third quarter of 1996, Hexcel incurred $1,382 of business acquisition and consolidation expenses to assimilate acquired operations, such as the consolidation of U.S. special process manufacturing and the integration of sales and marketing.

     As of September 29, 1996, $3,887 of accrued business consolidation costs were included in "Deferred liabilities" in the accompanying condensed consolidated balance sheet.

NOTE 4 -- INVENTORIES

     Inventories as of September 29, 1996 and December 31, 1995 were:

----------------------------------------------------------------------
                                             9/29/96      12/31/95
----------------------------------------------------------------------
     Raw materials                         $  74,207     $  22,257
     Work in progress                         41,191        13,688
     Finished goods                           37,796        17,778
     Supplies                                  2,434         1,752
----------------------------------------------------------------------
     Total inventories                     $ 155,628     $  55,475
----------------------------------------------------------------------
----------------------------------------------------------------------

     Hexcel acquired inventories totaling $85,929 in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business.

NOTE 5 -- INTANGIBLE ASSETS

     Intangible assets as of September 29, 1996 are comprised primarily of goodwill and various identified intangible assets attributable to the acquisition of the Acquired Ciba Business. No goodwill has been recorded in connection with the acquisition of the Acquired Hercules Business. Substantially all intangible assets are amortized over a period of 20 years.

NOTE 6 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

     Notes payable, capital lease obligations and indebtedness to related parties as of September 29, 1996 and December 31, 1995 were:

--------------------------------------------------------------------------------------------------
                                                                   9/29/96              12/31/95
--------------------------------------------------------------------------------------------------
Revolving Credit Facility                                       $  101,425                    --
1995 U.S. credit facility                                               --             $  30,091
European credit facilities and notes payable                        23,333                18,064
Senior Subordinated Notes payable to Ciba, net
  of discount                                                       31,528                    --
Convertible Subordinated Notes                                     114,500                    --
7% convertible subordinated debentures, due 2011                    25,625                25,625
Obligations under IDRB variable rate demand notes,
   due through 2024, net                                             8,450                11,990
Capital lease obligations                                            1,720                 3,217
Various U.S. notes payable                                           1,297                 1,157
--------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                              $  307,878             $  90,144
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Notes payable and current maturities of long-term liabilities   $   17,776             $   1,802
Notes payable and capital lease obligations, less current
  maturities                                                       258,574                88,342
Indebtedness to related parties, less current maturities            31,528                    --
--------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                              $  307,878             $  90,144
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

  Interest on outstanding borrowings under the Revolving Credit Facility is computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility is subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility and a letter of credit fee of up to 0.4% per annum on the outstanding face amount of letters of credit. As of September 29, 1996, letters of credit with an aggregate face amount of $12,555 were outstanding under the Revolving Credit Facility.

  The Revolving Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Revolving Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock.
The Revolving Credit Facility expires in February 1999.

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

CONVERTIBLE SUBORDINATED NOTES

  On July 24, 1996, Hexcel completed an offering of $114,500 in convertible subordinated notes due 2003 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share. Net proceeds of $111,351 from this offering were used to repay outstanding borrowings under the Revolving Credit Facility.

  The Convertible Subordinated Notes are redeemable on or after August 9, 1999, in whole or in part, at the option of Hexcel. The redemption prices range from 103.5% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

SENIOR SUBORDINATED NOTES PAYABLE TO CIBA-GEIGY

  In connection with the acquisition of the Acquired Ciba Business, Hexcel has delivered or undertaken to deliver to Ciba an aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company. As discussed in Note 2, the aggregate principal amount of Senior Subordinated Notes which Hexcel has issued or is obligated to issue to Ciba, determined in accordance with the Strategic Alliance Agreement, was approximately $34,100 as of September 29, 1996. However, the actual aggregate principal amount of the Senior Subordinated Notes is expected to exceed this amount as a result of the pending acquisition of certain assets of the Ciba Distributors that have not yet been transferred to the Company.

  As of September 29, 1996, the aggregate fair value of the obligation to issue the Senior Subordinated Notes which Hexcel has issued or is obligated to issue was $31,528, which is $2,572 lower than the aggregate principal amount as of that date. The $2,572 discount reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. The Senior Subordinated Notes bear interest for three years at a rate of 7.5% per annum, payable semiannually, from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the acquisition of the Acquired Ciba Business, and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003.

  As of September 29, 1996, Ciba owned 49.7% of Hexcel's issued and outstanding common stock, and four of the Company's ten directors were members of Ciba management. Accordingly, the Company's obligation to issue the Senior Subordinated Notes has been classified as "Indebtedness to related parties" in the accompanying condensed consolidated balance sheet as of September 29, 1996.

NOTE 7 -- DEFERRED LIABILITIES

  Deferred liabilities as of September 29, 1996 and December 31, 1995 were comprised primarily of various pension, retirement and post-retirement benefit liabilities, as well as deferred tax liabilities and certain other long-term obligations.

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

NOTE 9 -- OTHER INCOME, NET

  Other income of $3,127 for the nine-month period ended September 29, 1996 was largely attributable to the receipt of an additional $1,560 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets in 1994, and to the partial settlement for $1,054 of a claim arising from the sale of certain assets in 1991.

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

  The Reorganization Plan which became effective on February 9, 1995 provided, among other things, for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. The payment of claims and interest was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and related assets; (b) cash proceeds of $2,602 received in the first quarter of 1995 from the sale of the Company's European resins business; (c) the $50,000 in cash received from Mutual Series Fund Inc. in connection with a standby purchase agreement with respect to a subscription rights offering for additional shares of new common stock; and (d) borrowings under a U.S. revolving credit facility. The subscription rights offering for additional shares of new common stock was subsequently concluded on April 6, 1995, with a total of 10.8 million shares of new common stock having been issued between February 9, 1995 and April 6, 1995.

  Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the condensed consolidated statement of operations for the quarter and nine-month period ended October 1, 1995 as "Bankruptcy reorganization expenses." Bankruptcy reorganization expenses consisted primarily of professional fees paid to legal and financial advisors of Hexcel, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt, as required by generally accepted accounting principles. The resolution of certain bankruptcy-related issues, including the final settlement of disputed claims and professional fees, resulted in bankruptcy reorganization expenses being incurred after the effective date of the Reorganization Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ACQUISITIONS AND CONSOLIDATION

BUSINESS ACQUISITIONS

  Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") acquired the worldwide composites division of Ciba-Geigy Limited and Ciba-Geigy Corporation (collectively, "Ciba"), including Ciba's composite materials, parts and structures businesses (the "Acquired Ciba Business"), on February 29, 1996. The Acquired Ciba Business is engaged in the manufacture and marketing of composite materials, parts and structures for aerospace, recreation and general industrial markets. Product lines include fabrics, prepregs, adhesives, honeycomb core, sandwich panels and fabricated components, as well as structures and interiors primarily for the commercial and military aerospace markets.

  Hexcel acquired the assets of the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. The Acquired Hercules Business is engaged in the manufacture of carbon fibers and prepregs for aerospace, recreation and general industrial markets.

  In connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business, Hexcel has been reorganized into strategic business units with manufacturing and marketing responsibilities for specific product groups. These strategic business units are as follow:

   FIBERS AND FABRICS -- The Fibers and Fabrics business unit, which is organized around various product lines, manufactures and markets carbon fibers, woven fiberglass, and carbon and aramid reinforcements. Certain of these carbon fibers are used by the Company in the production of fabrics, and certain of these fabrics are used by the Company in the production of prepegs and select honeycomb products. The Company acquired its carbon fibers business from Hercules on June 27, 1996, and expanded its fabrics business as a result of the acquisition of the Acquired Ciba business.

   COMPOSITE MATERIALS -- The Composite Materials business unit, which is organized around U.S. and European markets, manufactures and markets prepregs, adhesives, honeycomb and honeycomb sandwich panels, as well as machined and fabricated honeycomb parts (which are often referred to as "special process" honeycomb). Certain prepreg and honeycomb products are used by the Company in the production of aircraft structures and interiors. The Company expanded its composite materials business as a result of the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business.

   STRUCTURES AND INTERIORS -- The Structures and Interiors business unit manufactures and markets a variety of lightweight composite structures and interior systems primarily for aerospace use. The Company acquired its structures and interiors business from Ciba on February 29, 1996.

  Further discussion of Hexcel's business acquisitions is contained in Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

BUSINESS CONSOLIDATION

  On May 9, 1996, Hexcel announced that its Board of Directors had approved a plan for consolidating the Company's operations over a period of three years. The total expense of this consolidation program is estimated to be approximately $49 million, including $35.8 million of expenses recorded during the first three quarters of 1996 and the remainder to be recorded in future periods. Cash expenditures necessary to complete the business consolidation are expected to total approximately $44 million, net of estimated proceeds from asset sales.

  The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The consolidation program is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions initiated under the consolidation program include the closure of the Anaheim, California facility acquired from Ciba, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales and marketing resources.

  Management expects that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. Based on Hexcel's experience with previous plant consolidations, these qualification requirements necessitate an approach to the consolidation of manufacturing facilities that will require two to three years to complete. Management estimates that the business consolidation will result in annual cost savings of approximately $28 million when it is fully implemented in 1999. During the period from 1996 through 1998, the cash costs associated with the consolidation program, net of estimated proceeds from asset sales, are expected to approximately equal the incremental cash savings generated by the program during the same period.

  The acquisition of the Acquired Hercules Business is expected to facilitate certain aspects of the business consolidation, including the closure of the Anaheim, California facility acquired from Ciba and the closure of a portion of the Welkenraedt, Belgium facility. However, this acquisition temporarily slowed some consolidation actions during the third quarter of 1996. These delays, which resulted from the effort required to complete the acquisition and evaluate its impact on the consolidation program, are not anticipated to have a significant impact on the three-year implementation schedule for consolidating Hexcel's operations. Furthermore, the total cost of the consolidation program is not expected to change as a result of the acquisition of the Acquired Hercules Business.

  Further discussion of the business consolidation program is contained in
Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THIRD QUARTER

  Net sales for the third quarter of 1996 were $189.5 million, compared with net sales for the third quarter of 1995 of $81.4 million. Excluding the business operations acquired from Ciba and Hercules, sales for the third quarter of 1996 were approximately $92 million, a 13% increase over the third quarter of 1995. This increase was largely attributable to improved sales of composite materials to aerospace customers, particularly carbon core, and reflects the initial impact of recently announced increases in product rates for certain commercial aircraft.

  Sales by strategic business unit for the third quarter of 1996, and sales by the corresponding product groups for the third quarter of 1995, were as follows:


--------------------------------------------------------------------
                                            THE QUARTER ENDED
--------------------------------------------------------------------
(IN MILLIONS)                           9/29/96         10/1/95
--------------------------------------------------------------------
Fibers and Fabrics                      $  43.4         $  28.0
Composite Materials                       120.4            53.4
Structures and Interiors                   25.7              --
--------------------------------------------------------------------
      Total Net Sales                   $ 189.5         $  81.4
--------------------------------------------------------------------
--------------------------------------------------------------------

  Gross margin for the third quarter of 1996 was $35.8 million, or 18.9% of sales, compared with gross margin for the third quarter of 1995 of $15.9 million, or 19.5% of sales. Excluding the business operations acquired from Ciba and Hercules, gross margin for the 1996 quarter was approximately $22 million, or 23.9% of sales. The improved gross margin performance of the operations owned by Hexcel prior to 1996 reflects higher sales volumes, as well as manufacturing efficiencies resulting from the restructuring program initiated in 1992 and 1993.

  Hexcel generated operating income of $8.9 million for the third quarter of 1996, compared with $5.1 million for the third quarter of 1995. Selling, general and administrative expenses ("SG&A expenses") were $25.6 million in the 1996 quarter, or 13.5% of sales, versus $11.4 million in the 1995 quarter, or 14.0% of sales. The increase in SG&A expenses primarily reflects the addition of the acquired businesses. The Company also incurred $1.4 million of business consolidation and acquisition expenses in the third quarter of 1996. The third quarter of 1995 includes $0.6 million of other income received in connection with the sale of a manufacturing facility and related assets in 1994.

  Net income for the third quarter of 1996 was $0.3 million, or $0.01 per share, compared with $1.4 million, or $0.08 per share, for the third quarter of 1995. The 1996 quarter includes $7.2 million of interest expense, versus $2.3 million for the 1995 quarter. This increase primarily reflects the additional debt used to finance the business acquisitions. There were approximately 37.4 million weighted average shares and equivalent shares outstanding during the third quarter of 1996, compared with 18.1 million during the third quarter of 1995. The difference in the number of weighted average shares and equivalent shares primarily reflects the issuance of approximately 18 million shares of new common stock to Ciba on February 29, 1996, in connection with the acquisition of the Acquired Ciba Business.

YEAR-TO-DATE

  Net sales for the first nine months of 1996 were $482.7 million, compared with $257.5 million for the first nine months of 1995. Excluding the business operations acquired from Ciba and Hercules, sales for the first nine months of 1996 were approximately $289 million, a 12% increase over the comparable period of 1995. This increase reflects the same factors noted above.

  Sales by strategic business unit for the nine-month period ended September 29, 1996, and sales by the corresponding product groups for the nine-month period ended October 1, 1995, were as follows:

--------------------------------------------------------------------
                                        THE YEAR-TO-DATE ENDED
--------------------------------------------------------------------
(IN MILLIONS)                           9/29/96         10/1/95
--------------------------------------------------------------------
Fibers and Fabrics                      $ 113.3          $  89.6
Composite Materials                       310.2            167.9
Structures and Interiors                   59.2               --
--------------------------------------------------------------------
      Total Net Sales                   $ 482.7          $ 257.5
--------------------------------------------------------------------
--------------------------------------------------------------------

  Gross margin for the first nine months of 1996 was $97.8 million, or 20.3% of sales, versus gross margin for the same period of 1995 of $48.7 million, or 18.9% of sales. The aggregate increase in gross margin as a percentage of sales reflects the improved performance of operations owned by Hexcel prior to 1996, partially negated by the results of the acquired businesses. Excluding the business operations acquired from Ciba and Hercules, gross margin for the first nine months of 1996 was approximately $69 million, or 23.9% of sales.

  The operating loss for the first nine months of 1996 was $1.9 million, compared with operating income for the same period of 1995 of $13.7 million. SG&A expenses were $67.0 million in the 1996 period, or 13.9% of sales, versus $35.6 million in the 1995 period, or 13.8% of sales. Results for the nine-month period ended September 29, 1996 include $35.8 million of business consolidation and acquisition expenses. Results for this period also include $3.1 million of other income, which was largely attributable to the receipt of an additional $1.6 million of cash in connection with the sale of a manufacturing facility and related assets in 1994, and to the partial settlement for $1.1 million of a claim arising from the sale of certain assets in 1991. Results for the comparable period of 1995 include $0.6 million of other income.

  The 1996 year-to-date net loss was $21.5 million, or $0.66 per share, versus net income of $0.7 million, or $0.05 per share, for the comparable period of 1995. The 1996 net loss includes $15.7 million of interest expense, compared with $6.7 million for the 1995 period, and reflects the additional debt used to finance the business acquisitions as well as the write-off of $3.4 million of capitalized debt financing costs. The 1995 year-to-date period also includes $3.4 million of bankruptcy reorganization expenses. There were approximately 32.3 million weighted average shares and equivalent shares outstanding during the first nine months of 1996, versus
15.0 million during the first nine months of 1995. The difference in the number of weighted average shares and equivalent shares reflects the issuance of approximately 18 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Ciba Business, as well as the weighted average of 10.8 million shares of new common stock issued between February 9, 1995 and April 6, 1995 in connection with a subscription rights offering and standby purchase agreement.

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

  On June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance outstanding indebtedness under the Senior Secured Credit Facility;
(b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. As of September 29, 1996, maximum availability under the Revolving Credit Facility was approximately $250 million, and outstanding borrowings and letter of credit commitments totaled approximately $114.0 million. The Revolving Credit Facility expires in February 1999.

  On July 24, 1996, Hexcel completed an offering of $114.5 million in convertible subordinated notes due in 2003 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share. The net proceeds of $111.4 million from this offering were used to repay outstanding borrowings under the Revolving Credit Facility.

  Management expects that the financial resources of Hexcel will be sufficient to fund the Company's worldwide operations. Further discussion of the Company's financial resources is contained in Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

CASH FLOWS

  Net cash provided by operating activities during the first nine months of 1996 was $6.8 million. Earnings before business consolidation and acquisition expenses, other income, interest, taxes, depreciation and amortization ("Adjusted EBITDA") was $48.8 million. This was largely offset by $15.7 million of interest expense, a $29.0 million increase in accounts receivable and inventories, and $4.1 million of cash payments for business consolidation activities. The increase in accounts receivable and inventories resulted from higher sales and production levels. The acquisition of working capital acquired in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business is not an element of operating cash flow.

  During the first nine months of 1995, operating activities used $8.6 million of cash. Adjusted EBITDA was $18.4 million, but the Company incurred $6.7 million of interest expense, paid $6.6 million in restructuring costs, and experienced a net increase in accounts receivable and inventories, largely as a result of higher sales levels. The primary restructuring activities during the period were the consolidation of certain honeycomb manufacturing operations at the Company's Casa Grande, Arizona facility, which is now complete, and the implementation of a new management information system.

  Cash flows from investing and financing activities for the first nine months of 1996 primarily reflect the acquisition of the Acquired Ciba Business and Acquired Hercules Business. In addition to the cash consideration paid for the Acquired Ciba Business, Hexcel issued approximately 18 million shares of new common stock to Ciba and incurred obligations to issue various notes payable to Ciba totaling over $39 million, approximately $5 million of which were repaid during the third quarter of 1996.

  Cash flows from investing and financing activities for the first nine months of 1995 consisted primarily of the proceeds from the sale of certain assets, the proceeds from the sale of Hexcel common stock pursuant to a subscription rights offering and standby purchase agreement, and the payment of allowed claims pursuant to the Company's Chapter 11 reorganization plan.

  Adjusted EBITDA is presented for purposes of describing the significant components of Hexcel's operating cash flows, and is not presented as an alternative measure of those cash flows or of the Company's operating results as determined in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

  Capital expenditures were $21.3 million for the first nine months of 1996, compared with $6.8 million for the first nine months of 1995. Approximately $12.7 million of the 1996 total was incurred during the third quarter, reflecting the increased level of spending resulting from the two business acquisitions and the subsequent commencement of the business consolidation program. Management expects that capital expenditures will equal or exceed the third quarter level during the fourth quarter of 1996, as business consolidation efforts and the expansion of the Company's fiber production capacity continue. Such expenditures will be financed with cash generated from operations and borrowings under available credit facilities.

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

                        PART II.  OTHER INFORMATION

                    HEXCEL CORPORATION AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 10.1. Consent Number 1 and First Amendment dated as of July 3, 1996 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institution party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit
                         10.2 to Hexcel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                 10.2 Modifications dated as of July 8, 1996 to the First Amendment to the Credit Agreement among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.3 to Hexcel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

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

                                       HEXCEL CORPORATION
                                          (Registrant)


  November 12, 1996                      /s/ Wayne C. Pensky
---------------------                 ---------------------------
        (Date)                              Wayne C. Pensky,
                                        Corporate Controller and
                                        Chief Accounting Officer