Form 10-K
period 1996-12-31
HEXCEL CORP /DE/
filed 1997-03-28
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                         COMMISSION FILE NUMBER 1-8472

                            ------------------------

                               HEXCEL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                94-1109521
       (State of Incorporation)           (I.R.S. Employer Identification No.)

                             281 TRESSER BOULEVARD
                          STAMFORD, CONNECTICUT 06901
             (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 969-0666

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH        NAME OF EACH EXCHANGE
      CLASS             ON WHICH REGISTERED
-----------------  -----------------------------
  Common Stock        New York Stock Exchange
                      Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                7% Convertible Subordinated Debentures Due 2011
                   7% Convertible Subordinated Notes Due 2003

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X    No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

    The aggregate market value as of March 14, 1997 of voting stock held by nonaffiliates of the registrant: $359,578,960.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of reorganization confirmed by a U.S. Bankruptcy Court.    Yes __X    No ____

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     OUTSTANDING AT MARCH 14,
      CLASS                    1997
-----------------  ----------------------------
Common Stock                 36,613,509

                      DOCUMENTS INCORPORATED BY REFERENCE:

  PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED
                               HEREIN)--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and subsidiaries (herein referred to as "Hexcel" or the "Company") is a leading international developer and manufacturer of carbon fibers, industrial fabrics, and lightweight, high-performance composite materials, parts and structures for use in the commercial aerospace, space and defense, recreation, and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a partner in one joint venture that markets composite materials in the U.S., and in another joint venture that manufactures and markets composite materials in Asia.

BUSINESS ACQUISITIONS

    Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The composites businesses acquired from Ciba (collectively, the "Acquired Ciba Business") are engaged in the manufacture and marketing of industrial fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, recreation, and general industrial markets. Product lines include industrial fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated components, as well as composite structures and interiors primarily for the commercial and military aerospace markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18.0 million newly issued shares of Hexcel common stock; (b) $25.0 million in cash; (c) senior subordinated notes in an aggregate principal amount of $34.9 million; and (d) senior demand notes in an aggregate principal amount of $5.3 million. The aggregate purchase price for the net assets acquired in 1996 was $206.4 million. Furthermore, in exchange for various remaining assets of Ciba's worldwide composites division acquired between January 1, 1997 and February 28, 1997, the Company has subsequently undertaken to deliver additional senior subordinated notes in an aggregate principal amount of approximately $2.7 million.

    Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, recreation, and general industrial markets, was purchased for $135.0 million in cash subject to certain post-closing adjustments. The adjusted purchase price was $139.4 million as of December 31, 1996, but additional post-closing purchase price adjustments could arise in 1997.

    Further discussion of the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business (collectively, the "Acquired Businesses") is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the Company's operations over a period of three years. In December of 1996, the Company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Businesses. The total expense of the business consolidation program is estimated at approximately $58 million, including $42.4 million of expenses incurred in 1996. The Company expects to incur the majority of the remaining expenses of approximately $16 million in 1997. Cash expenditures for expenses and capital necessary to complete the business consolidation program are expected to total approximately $51 million, net of estimated proceeds from asset sales.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources.

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

    Management estimates that the business consolidation program will result in annual cost savings of approximately $32 million when it is fully implemented in 1999. During 1997 and 1998, the cash costs associated with the consolidation program, net of estimated proceeds from asset sales, are expected to approximate the incremental savings generated by the program during the same period.

    Further discussion of the business consolidation program, including a description of certain risks, uncertainties and other factors which could cause the actual costs, cash expenditures and estimated annual cost savings of the consolidation program to differ materially from the estimated amounts, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS SEGMENT

    Hexcel is a vertically integrated manufacturer of a variety of products within a single business segment: Advanced Structural Materials. The Company manufactures and sells advanced structural materials to commercial aerospace, space and defense, recreation, and general industrial markets throughout the U.S. and the world. Net sales, income (loss) before income taxes, total assets, capital expenditures, and depreciation and amortization for the Company's U.S. and international geographic segments for the past three years are contained in
Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

    Prior to 1996, Hexcel was organized around worldwide research, manufacturing, marketing and administrative functions with global responsibility for all of the Company's product groups. Those product groups consisted of industrial fabrics and composite materials, including a variety of woven synthetic fabrics, prepregs, structural adhesives, honeycomb, and specially machined honeycomb parts and composite panels.

    In connection with the purchase of the Acquired Ciba Business, Hexcel was reorganized into strategic business units with responsibility for specific product groups or geographic areas. The research, manufacturing and marketing activities of each of the strategic business units are supported by global administrative functions such as human resources, finance and information systems, legal affairs, and research and technology coordination. The purchase of the Acquired Ciba Business provided the Company with additional manufacturing and marketing capabilities for industrial fabrics, prepregs, structural adhesives, and various honeycomb products, in geographically complementary areas. In addition, this acquisition extended the Company's range of product offerings to include a variety of engineered products made from industrial fabrics and composite materials. These engineered products encompass a number of composite parts and structures, including finished components for aircraft structures and interiors.

    As a result of the purchase of the Acquired Hercules Business, Hexcel further extended its range of product offerings to include carbon fibers, an important raw material for many industrial fabrics and prepregs. This acquisition also provided the Company with additional prepreg manufacturing capabilities and increased the number of products the Company is qualified to supply for various commercial and military aerospace applications.

    Following the acquisitions of the Acquired Businesses, Hexcel is now a vertically integrated supplier of advanced structural materials to a range of markets throughout the world. The Company's vertical integration provides it with an enhanced ability to control the cost, quality and delivery of its products, and enables the Company to offer its customers a variety of solutions to their structural materials requirements. The Company sells advanced structural materials to major airframe manufacturers such as The Boeing Company and Airbus Industrie, and to many other commercial and military aerospace customers throughout the U.S. and the world. Management believes that the Company has the broadest range of product qualifications for aerospace applications of any advanced structural materials manufacturer in the world. In addition, the Company's sales to commercial aerospace and space and defense markets are complemented by sales of a number of advanced structural materials to recreation and general industrial markets. Such materials are used in a variety of product applications, including golf club shafts, fishing rods, tennis rackets, skis, snowboards, printed circuit boards, window blinds, trains, high-speed ferries, trucks and automobiles.

    Hexcel's advanced structural materials business is organized around strategic business units within three product groups: Fibers and Fabrics, Composite Materials, and Engineered Products. The following table identifies, by each of these three product groups, the Company's principal products and examples of their primary end uses.

PRODUCT GROUP              PRODUCTS                        PRIMARY END USE
-------------------  --------------------  -----------------------------------------------
Fibers and Fabrics   Carbon Fibers         Raw materials for industrial fabrics and
                                             prepregs;
                                           Filament winding for various space, defense and
                                             industrial applications.

                     Industrial Fabrics    Raw materials for prepregs and honeycomb;
                                           Various marine applications;
                                           Printed circuit boards;
                                           Window blinds;
                                           Insulation;
                                           Metal and fume filtration systems;
                                           Soft body armor.

--------------------------------------------------------------------------------

Composite Materials  Prepregs              Raw materials for composite structures &
                                             interiors;
                                           Semi-finished aircraft components;
                                           Munitions and defense systems;
                                           Golf club shafts, fishing rods, tennis rackets,
                                             skis, snowboards.

                     Structural Adhesives  Bonding of structural materials and components, including composite panels.

                     Honeycomb, Honeycomb  Raw materials for composite structures &
                       Parts & Composite     interiors;
                       Panels                Semi-finished aircraft components used in:
                                             Helicopter blades;
                                             Space shuttle doors;
                                             Aircraft surfaces (flaps, wing tips,
                                             elevators and
                                               fairings).
                                           High-speed ferry, truck and train components;
                                           Automotive carburetor components;
                                           Athletic shoe components.

--------------------------------------------------------------------------------

Engineered Products  Composite Structures  Aircraft structures and finished aircraft components, including:
                                             Wing-to-body and flap track fairings;
                                             Radomes;
                                             Engine cowls and inlet ducts;
                                             Wing panels.

                     Interiors             OEM and retrofit aircraft interiors, including:
                                             Overhead stowage compartments;
                                             Lavatories;
                                             Sidewalls and ceilings.

FIBERS AND FABRICS

    The Fibers and Fabrics business units have worldwide responsibility for manufacturing and marketing carbon fibers and industrial fabrics. These business units operate manufacturing facilities in Decatur, Alabama; Salt Lake City, Utah; Seguin, Texas; and Les Avenieres and Decines, France.

    CARBON FIBERS: Carbon fibers are manufactured for sale to third-party customers and for use by Hexcel in manufacturing certain industrial fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce prepregs, and used in filament winding and advanced fiber placement to produce various other composite materials.

    INDUSTRIAL FABRICS: Industrial fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, Thorstrand, quartz, ceramic and other specialty reinforcements. These fabrics are sold to third-party customers for use in a wide range of products and are used by the Company to manufacture prepregs and other composite materials.

    Hexcel's net sales of carbon fibers and industrial fabrics to third-party customers were $155.2 million in 1996, $119.1 million in 1995 and $94.8 million in 1994, respectively. The Company acquired its carbon fibers business in connection with the purchase of the Acquired Hercules Business, and expanded its industrial fabrics business in connection with the purchase of the Acquired Ciba Business. Pro forma net sales of carbon fibers and fabrics for 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of each respective year, were $181.8 million and $194.4 million, respectively. Approximately 35% of the Company's production of carbon fibers and industrial fabrics is used internally to manufacture composite materials.

COMPOSITE MATERIALS

    The Composite Materials business units, which are organized around U.S. and European markets, have worldwide responsibility for manufacturing and marketing prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels. These business units operate manufacturing and research facilities in Linz, Austria; Welkenraedt, Belgium; Duxford and Swindon, England; Les Avenieres and Dagneux, France; Parla, Spain; Casa Grande, Arizona; Anaheim, Dublin, and Livermore, California; Lancaster, Ohio; Pottsville, Pennsylvania; Salt Lake City, Utah; and Burlington, Washington. The Composite Materials business unit in the U.S. is also responsible for Hexcel's participation in a joint venture to market composite materials for use in seismic retrofitting.

    PREPREGS: Prepregs are manufactured for sale to third-party customers and for use by Hexcel in manufacturing other composite materials and structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance industrial fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include S-2-Registered Trademark- and E-type fiberglass, carbon, aramid, quartz, ceramic, Thorstrand-Registered Trademark-, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanates, epoxy, phenolic, polyester, polyimide and other specialty resins.

    STRUCTURAL ADHESIVES: As a result of the purchase of the Acquired Ciba Business, Hexcel designs and markets a comprehensive range of Redux-Registered Trademark- film adhesives. These structural adhesives, which bond a wide range of composite, metallic, and honeycomb surfaces, are used in a variety of product applications.

    HONEYCOMB, HONEYCOMB PARTS AND COMPOSITE PANELS: Honeycomb is a unique, lightweight, cellular structure composed of generally hexagonal cells nested together. The product is similar in appearance to a cross-sectional slice of a beehive. The hexagonal cell design gives honeycomb a high strength-to-weight ratio when used in "sandwich" form and a uniform resistance to crushing. These basic characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

    The Composite Materials business units produce honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic honeycomb materials include fiberglass, carbon, thermoplastics, Nomex-Registered Trademark- (a non-flammable aramid paper), Kevlar-Registered Trademark- (an aramid fiber), Korex-Registered Trademark- and several other specialty materials.

    The Composite Materials business units sell honeycomb core material in standard block and sheet form, and in laminated panel form. In the construction of composite panels, sheets of aluminum, stainless steel, prepreg or other laminates are bonded with adhesives to each side of a slice of honeycomb core, creating a "sandwich" structure. Hexcel also possesses advanced processing capabilities which enable the Company to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications. Such parts and assemblies are used as semi-finished components in the manufacture of composite structures.

    Hexcel's net sales of composite materials to third-party customers, sold separately and together as complex bonded structures, were $438.2 million in 1996, $231.1 million in 1995 and $219.0 million in 1994. The Company expanded its composite materials business in connection with the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business. Pro forma net sales of composite materials for 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of each respective year, were $502.0 million and $463.4 million, respectively. Approximately 7% of the Company's production of composite materials is used internally to manufacture composite structures and interiors.

ENGINEERED PRODUCTS

    Hexcel entered the composite structures and interiors businesses in connection with the purchase of the Acquired Ciba Business. The Engineered Products business unit has worldwide responsibility for manufacturing and marketing composite structures and interiors, primarily for commercial and military aerospace markets, and operates manufacturing facilities in Kent and Bellingham, Washington. The Company also manufactures composite structures at a facility in Brindisi, Italy.

    COMPOSITE STRUCTURES: Composite structures, and structural parts, are manufactured from a variety of composite materials using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Hexcel manufactures a wide range of composite structures and parts for the commercial and military aerospace markets.

    INTERIORS: The interiors operations of the Engineered Products business unit design and produce innovative, light weight, high-strength composite interior systems for aircraft. Interior products are sold to The Boeing Company and other airframe manufacturers for new production of certain aircraft, and to airlines for replacement of existing interior components.

    Hexcel's net sales of engineered products to third-party customers were $101.9 million in 1996. Pro forma net sales of engineered products for 1996 and 1995, giving effect to the acquisition of the Acquired Ciba Business as if it had occurred at the beginning of each respective year, were $114.7 million and $113.5 million, respectively.

PACIFIC RIM

    The Pacific Rim business unit is responsible for business development in the Asia-Pacific region, and for the sale of all of Hexcel's products within this region. The Pacific Rim business unit operates sales offices in Sydney, Australia; Hong Kong; Singapore; Taipei, Taiwan; and Pleasanton, California, and plans to open a sales office in the People's Republic of China in 1997. This business unit is also responsible for the Company's participation in a joint venture in Japan to manufacture and market composite materials in Asia.

    Further discussion of Hexcel's business operations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESEARCH AND TECHNOLOGY; PATENTS AND KNOW-HOW

    Hexcel's Research and Technology function ("R&T") supports all of the Company's businesses worldwide. R&T maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composites structures, process engineering, analysis and testing of composite materials, computational design and prediction, and other scientific disciplines related to the Company's worldwide business base. Additionally, R&T performs a limited amount of contract research and development in the U.S. and Europe for strategically important customers in the areas of ceramics, higher temperature polymers, advanced textiles and composite structures manufacturing.

    Each of Hexcel's strategic business units maintains research and engineering staffs and facilities to support its business operations. Worldwide investment in research and technology is directed and coordinated by a committee consisting of R&T representatives from each of the Company's strategic business units. This committee is responsible for ensuring that research and technology investments are targeted towards maximizing the Company's long-term profitability and strengthening its competitive position in the marketplace. Additionally, the committee oversees the Company's portfolio of patents, technology licenses and other intellectual property.

    Hexcel spent $16.7 million for research and technology in 1996, $7.6 million in 1995 and $8.2 million in 1994. These expenditures were expensed as incurred.

    Hexcel's products rely primarily on the Company's expertise in materials science, textiles, engineering and polymer chemistry. Consistent with market demand, the Company has been placing more emphasis on cost effective product design and agile manufacturing in recent years. Towards this end, the Company has entered into formal and informal partnerships, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. Management believes that the Company possesses unique capabilities to design, develop and manufacture composite materials and structures. The Company owns and maintains in excess of 100 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is the Company's policy to actively enforce its proprietary rights. Management believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

RAW MATERIALS AND PRODUCTION ACTIVITIES

    Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") used as a precursor material in the manufacture of carbon fibers. However, the Company purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on operations. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages.

    Hexcel's production activities are generally based on a combination of "make to order" and "make to forecast" production requirements. Machined and fabricated honeycomb parts and composite structures and interiors are manufactured almost entirely on a "make to order" basis.

MARKETS AND CUSTOMERS

    Hexcel's products are sold for a broad range of uses. The following tables summarize net sales to third-party customers by market and by geography for the three years ended December 31.

                                                                            1996         1995         1994
                                                                            -----        -----        -----
NET SALES BY MARKET
Commercial aerospace...................................................          56%          45%          47%
Space and defense......................................................          11           11           11
Recreation.............................................................          10            9            9
General industrial and other...........................................          23           35           33
                                                                                ---          ---          ---
  Total................................................................         100%         100%         100%
                                                                                ---          ---          ---
                                                                                ---          ---          ---

NET SALES BY GEOGRAPHY
United States..........................................................          49%          51%          55%
U.S. exports...........................................................           8            5            4
International..........................................................          43           44           41
                                                                                ---          ---          ---
  Total................................................................         100%         100%         100%
                                                                                ---          ---          ---
                                                                                ---          ---          ---

    The Boeing Company and Boeing subcontractors accounted for approximately 22% of 1996 sales, and the Airbus Industrie consortium and Airbus subcontractors accounted for approximately 10% of 1996 sales. The loss of all or a significant portion of the business with Boeing or Airbus, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings.

COMMERCIAL AEROSPACE

    Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. A recent document, published by The Boeing Company, projects that revenue passenger miles will increase an average of 5.5% per year over the next decade, with the Asian market having the highest growth rate. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by Federal Aviation Administration regulations as well as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

    The number of commercial aircraft delivered by The Boeing Company and Airbus Industrie declined by nearly 45% from 1992 to 1995. In 1995, the end of this decline, Boeing and Airbus reported combined deliveries of 330 aircraft. Reported aircraft deliveries by Boeing and Airbus improved only modestly in 1996, to a combined 344 aircraft. However, these two manufacturers reported receiving a net total of 960 orders for new aircraft in 1996, compared with 367 orders in 1995. In January of 1997, Boeing and Airbus reported that they expect to deliver a total of 523 aircraft in 1997. Published industry analysis indicates that combined deliveries by these two manufacturers in 1998 should approximate 700 aircraft, and that the demand for new aircraft will continue to grow through the turn of the century.

    Hexcel's commercial aerospace business volume is expected to increase in 1997 in part due to this general industry improvement and in part due to the increased utilization of composite materials on new generation aircraft, which is attributable to demands for improved aircraft performance. In addition, the Company began to produce additional structural and interior components for The Boeing Company in the second half of 1996, and expects to continue producing such components in 1997. Despite customer preferences for many of the high performance characteristics of Hexcel's products, the Company must continuously demonstrate the cost benefits of its products for aerospace applications.

SPACE AND DEFENSE

    The space and defense market for composite materials and structures declined significantly during the early part of this decade, as a result of substantial decreases in military aircraft procurement that began in the late 1980's. The current international and domestic political climate suggests that overall military spending, including aircraft procurement, is not likely to change significantly from current levels in the near future. Consequently, management does not expect a significant change in 1997 from the current level of sales to the space and defense market. However, the long-term trend in military spending is uncertain, and the possible production of certain proposed new military aircraft towards the beginning of the next decade may increase the demand for composite materials.

    Contracts to supply materials for military and some commercial projects contain provisions for termination at the convenience of the U.S. government or the buyer. In the case of such a termination, Hexcel is entitled to recover reasonable incurred cost plus a provision for profit on the incurred cost. In addition, the Company is subject to U.S. government cost accounting standards, which are applicable to companies with more than $25 million of government contract or subcontract awards each year.

RECREATION, GENERAL INDUSTRIAL AND OTHER MARKETS

    Hexcel has focused its participation in recreation and general industrial markets in areas where the application of composites technology offers significant benefits to the end user. As a result, the Company has chosen select opportunities where high performance is the key product criterion. Accordingly, future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within the recreation market, key industry sectors and product applications in which the Company is involved include golf club shafts, fishing rods, tennis rackets, skis, snowboards, and athletic shoes. Within general industrial markets, key sectors and applications include printed circuit boards, wind energy and marine products, and automotive, truck and mass transit components. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to the application of composites technology in performance-driven recreation and general industrial products.

    Further discussion of Hexcel's markets and customers, including certain risks, uncertainties and other factors with respect to "forward-looking statements" about those markets and customers, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

    A staff of salaried market managers, product managers and salespeople market Hexcel products directly to customers worldwide. The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions.

BACKLOG

    The backlog of orders for commercial and military aerospace materials to be filled within 12 months was $347.5 million as of December 31, 1996, $88.3 million as of December 31, 1995 and $65.6 million as of December 31, 1994. The significant increase from the end of 1995 to the end of 1996 is attributable to the acquisitions of the Acquired Businesses and to increased commercial aircraft build rates. A major portion of the backlog is cancelable by the Company's customers without penalty.

    Orders for aerospace materials generally lag behind the award of orders for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by Hexcel for about one to three years, depending on the nature of the product, the manufacturer, and delivery schedules. Aerospace orders are generally received by the Company between one and eighteen months prior to scheduled delivery of the aircraft to the customer.

    Backlog for non-aerospace materials amounted to $54.2 million at December 31, 1996, compared with $33.5 million at December 31, 1995 and $40.7 million at December 31, 1994. Most of the non-aerospace backlog is expected to be filled within six months. Markets for Hexcel products outside of the aerospace industry are generally highly competitive, requiring shorter lead times for delivery or stock for immediate sale.

    The following table summarizes the backlog of orders by product group as of December 31, 1996.

                                                 AEROSPACE   NON-AEROSPACE    TOTAL
                                                -----------  -------------  ---------
                                                            (IN MILLIONS)
Fibers and Fabrics............................   $    26.9     $    33.6    $    60.5
Composite Materials...........................       194.6          15.8        210.4
Engineered Products...........................       126.0           4.8        130.8
                                                -----------        -----    ---------
  Total.......................................   $   347.5     $    54.2    $   401.7
                                                -----------        -----    ---------
                                                -----------        -----    ---------

COMPETITION

    In the production and sale of its materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company's products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, the Company's products compete with substitute structural materials such as structural foam, wood, metal, and concrete. Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality and product performance. The acquisitions of the Acquired Businesses enhanced the Company's competitive position by broadening and extending the Company's product portfolio and by strengthening the Company's position in certain geographic regions, particularly Europe.

ENVIRONMENTAL MATTERS

    Environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is included in Item 3, "Legal Proceedings," and in Note 15 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

EMPLOYEES

    As of December 31, 1996, Hexcel employed 5,013 full-time employees, compared with 2,127 and 2,189 as of December 31, 1995 and 1994, respectively. As a result of the acquisitions of the Acquired Businesses, Hexcel added approximately 2,400 employees to its workforce in 1996.

    Approximately 25% of Hexcel's employees have various union affiliations. Although there was a brief strike by certain union affiliated employees at the Company's Salt Lake City, Utah plant, which was settled in January of 1997, management believes that labor relations in the Company have been generally satisfactory.

ITEM 2.  PROPERTIES.

    Hexcel owns manufacturing and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut and Pleasanton, California. The Company's corporate research and technology administration and certain composite materials laboratories are located in Dublin, California.

    The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products, including the facilities of the Acquired Businesses. In the first quarter of 1996, the Company announced its decision to close the acquired Anaheim facility. Following the closure of this facility, and the completion of certain other consolidation activities and capital projects required to integrate the operations of the Company and the Acquired Businesses, management believes that the Company will possess production capacity appropriate for the conduct of its business. The following table does not include a manufacturing facility in Komatsu, Japan that is owned by a joint venture in which the Company has a 43% equity interest.

                            MANUFACTURING FACILITIES

                                           APPROXIMATE
FACILITY LOCATION                         SQUARE FOOTAGE                     PRINCIPAL PRODUCTS
----------------------------------------  --------------  --------------------------------------------------------
United States:
  Decatur, Alabama......................       149,000    PAN Precursor (used to produce carbon fibers)
  Salt Lake City, Utah..................       371,000    Carbon Fibers; Prepregs
  Seguin, Texas.........................       204,000    Industrial Fabrics
  Anaheim, California...................       300,000    Prepregs; Structural Adhesives; Honeycomb
  Livermore, California.................       141,000    Prepregs
  Lancaster, Ohio.......................        35,000    Prepregs
  Casa Grande, Arizona..................       307,000    Honeycomb and Honeycomb Parts
  Pottsville, Pennsylvania..............       134,000    Honeycomb Parts
  Burlington, Washington................        73,000    Honeycomb Parts
  Kent, Washington......................       860,000    Composite Structures; Interiors
  Bellingham, Washington................       188,000    Interiors

International:
  Les Avenieres, France.................       390,000    Industrial Fabrics; Prepregs
  Decines, France.......................        90,000    Industrial Fabrics
  Dagneux, France.......................       130,000    Prepregs
  Linz, Austria.........................       187,000    Prepregs
  Welkenraedt, Belgium..................       223,000    Honeycomb and Honeycomb Parts
  Parla, Spain..........................        43,000    Prepregs
  Duxford, United Kingdom...............       380,000    Prepregs; Honeycomb and Honeycomb Parts
  Swindon, United Kingdom...............        20,000    Honeycomb Parts
  Brindisi, Italy.......................       110,000    Structures

    The facilities acquired in 1996 in connection with the acquisitions of the Acquired Businesses were: Decatur, Alabama; Salt Lake City, Utah; Anaheim, California; Bellingham and Kent, Washington; Decines and Dagneux, France; Linz, Austria; Parla, Spain; Duxford, U.K.; and Brindisi, Italy.

    Hexcel leases the Swindon, U.K. facility and the land on which the Burlington, Washington facility is located. The Company also leases portions of the Casa Grande, Arizona; Bellingham and Kent, Washington; Linz, Austria; Welkenraedt, Belgium; and Les Avenieres, France facilities.

ITEM 3.  LEGAL PROCEEDINGS.

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

U.S. GOVERNMENT CLAIMS

    Hexcel, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. Under the direction of the Corporate Administrative Contracting Officer ("CACO"), the Defense Contract Audit Agency ("DCAA") reviews cost accounting and business practices of government contractors and subcontractors, including the Company. The Company has been engaged in discussions with the CACO and the DCAA regarding a number of cost accounting issues identified during the course of various audits performed by the DCAA. During the fourth quarter of 1996, the Company reached an agreement with the CACO and the DCAA that resolves the primary issues identified during the course of these audits. Under the terms of the agreement, the Company agreed to pay the U.S. federal government $1.3 million in exchange for the irrevocable discharge of any claims with respect to the issues that were resolved.

LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company estimates that its liability with respect to these sites is de minimis.

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for the environmental remediation of a manufacturing facility it formerly owned and operated in Lodi, New Jersey. The Company's $2.6 million estimate of the remaining cost to satisfy this consent order is accrued in the accompanying consolidated balance sheet as of December 31, 1996. While the Company believes that the actual remaining cost to remediate the Lodi facility should not exceed the amount that has been accrued, the current owner of the site has asserted that the remaining cost will be significantly in excess of that amount. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company is a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company is obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company's $5.6 million estimate of its share of the cost is accrued in the accompanying consolidated balance sheet as of December 31, 1996.

PRODUCT CLAIMS

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel Composites S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. Two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit for one year. The Company is investigating additional insurance coverage. Even if additional insurance coverage is not available, management believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 21 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

    Hexcel did not declare or pay any dividends in 1996, 1995 or 1994, and the payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements. On March 14, 1997, there were 2,417 holders of record of Hexcel common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by Item 6 is contained on page 28 of this Annual Report on Form 10-K under "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by Item 7 is contained on pages 29 to 36 of this Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is contained on pages 40 to 72 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of independent public accountants for the years ended December 31, 1996, 1995 and 1994, is contained on page 39 of this Annual Report on Form 10-K under "Independent Auditors' Report" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Listed below are the directors of Hexcel as of March 25, 1997, the positions with the Company held by them and a brief description of each director's prior business experience.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John J. Lee..................          60         1993   Chairman of the Board of Directors since February 1996; Chief
                                                           Executive Officer since January 1994; Chairman and Chief
                                                           Executive Officer from January 1994 to February 1995; Chairman and Co-Chief Executive Officer from July to December 1993;
                                                           Director since May 1993. Mr. Lee also serves as chairman of the
                                                           Nominating Committee and a member of the Finance Committee of
                                                           Hexcel. Mr. Lee has served as a Director of XTRA Corporation, a transportation equipment leasing company, from 1990 to January
                                                           1996, and has served as Chairman of the Board, President and
                                                           Chief Executive Officer of Lee Development Corporation, a
                                                           merchant banking company, since 1987. Mr. Lee has also been a
                                                           Trustee of Yale University and an advisor to The Clipper Group, a private investment partnership, since 1993. From July 1989 through April 1993, Mr. Lee served as Chairman of the Board and
                                                           Chief Executive Officer of Seminole Corporation, a manufacturer and distributor of fertilizer. From April 1988 through April
                                                           1993, Mr. Lee served as a director of Tosco Corporation, a national refiner and marketer of petroleum products, and as
                                                           President and Chief Operating Officer of Tosco Corporation from
                                                           1990 through April 1993. Mr. Lee is also a director of Aviva
                                                           Petroleum Corporation, Hvide Marine Incorporated and various privately-held corporations.

Juergen Habermeier...........          55         1996   President, Chief Operating Officer, and Director of Hexcel since
                                                           February 1996. Dr. Habermeier also serves as a member of the
                                                           Technology Committee of Hexcel. Prior to joining Hexcel, Dr.
                                                           Habermeier served as the President of the worldwide Composites
                                                           Division of CGL (the "Ciba Composites Business") and as a Vice
                                                           President of CGC from 1989 to 1996. Since 1994, Dr. Habermeier has served on the Board of Directors of RHR International. He is also a member of the Advisory Committee of the Polymer
                                                           Composites Laboratory of the University of Washington.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John M.D. Cheesmond..........          47         1996   Director since February 1996. Mr. Cheesmond also serves as
                                                           Chairman of the Executive Compensation Committee and a member of the Finance Committee of Hexcel. Mr. Cheesmond is Executive Vice
                                                           President of Ciba Specialty Chemicals Inc. Mr. Cheesmond served as Senior Vice President and Head of Regional Finance and
                                                           Control of Ciba-Geigy Limited from 1994 to 1996. From 1991 through 1993, Mr. Cheesmond served as Group Vice
                                                           President--Planning, Information and Control at Ciba Vision
                                                           Corporation.

Marshall S. Geller...........          58         1994   Director since August 1994; Co-Chairman of the Board of Directors of Hexcel from February 1995 to February 1996. Mr. Geller also serves as Chairman of the Audit Committee and a member of the
                                                           Executive Compensation and Nominating Committees of Hexcel. Mr.
                                                           Geller has served as Chairman of the Board, Chief Executive
                                                           Officer and founding partner at Geller & Friend Capital
                                                           Partners, Inc., a merchant banking firm, since November 1995.
                                                           From 1991 to 1995, Mr. Geller was Senior Managing Partner of
                                                           Golenberg & Geller, Inc., a merchant banking firm. From 1988 to
                                                           1990, he was Vice Chairman of Gruntal & Company, an investment banking firm. From 1967 until 1988, he was a Senior Managing
                                                           Director of Bear, Stearns & Co, Inc., an investment banking firm. Mr. Geller is currently a director of Ballantyne of Omaha,
                                                           Inc., Dycam, Inc., Players International, Value Vision
                                                           International, Inc., Styles on Video, Inc., and various
                                                           privately-held corporations and charitable organizations.

Stanley Sherman..............          58         1996   Director since February 1996. Mr. Sherman also serves as a member of the Finance and Executive Compensation Committees of Hexcel.
                                                           Mr. Sherman is President and Chief Executive Officer of Ciba
                                                           Specialty Chemicals Corporation and Chairman of the Board of
                                                           Ciba Specialty Chemicals Canada. Mr. Sherman served as a
                                                           director and Vice President and Chief Financial Officer of
                                                           Ciba-Geigy Corporation ("CGC") from 1991 to 1996 serving on the
                                                           Finance Committee and the Corporate Management Committee of
                                                           CGC's Board of Directors. From 1986 through 1991, Mr. Sherman served as Vice President-- Corporate Planning of CGC. Mr.
                                                           Sherman also serves on the Board of the Westchester Educational
                                                           Coalition.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Martin L. Solomon............          60         1996   Director since May 1996. Mr. Solomon serves as Chairman of the
                                                           Finance Committee and as a Member of the Audit and Executive
                                                           Compensation Committees of Hexcel. Mr. Solomon has been a
                                                           self-employed investor since 1990. From 1988 to 1990, Mr.
                                                           Solomon served as Managing Partner of Value Equity Associates I,
                                                           L.P., an investment partnership. From 1985 to 1987, Mr. Solomon was an investment analyst and portfolio manager of Steinhardt
                                                           Partners, an investment partnership. Mr. Solomon also served as a director and Vice Chairman of the Board of Directors of Great
                                                           Dane Holdings, Inc., which was engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis, and insurance, from 1985 until December 1996, a director of XTRA Corporation since 1990, and a director of DLB Oil & Gas,
                                                           Inc., a company engaged in oil exploration and production, since
                                                           1995. Mr. Solomon is a director of various privately-held
                                                           corporations and civic organizations.

George S. Springer...........          63         1993   Director since January 1993. Dr. Springer also serves as Chairman of the Technology Committee of Hexcel. Dr. Springer is Paul
                                                           Pigott Professor and Chairman of the Department of Aeronautics
                                                           and Astronautics and Professor of Mechanical Engineering and, by
                                                           courtesy, Professor of Civil Engineering, at Stanford
                                                           University. Dr. Springer joined Stanford University's faculty in
                                                           1983.

Joseph T. Sullivan...........          56         1996   Director since February 1996. Dr. Sullivan also serves as a Member of the Nominating and Technology Committees of Hexcel. Dr.
                                                           Sullivan is a consultant. Dr. Sullivan served as a director and
                                                           Senior Vice President of Ciba-Geigy Corporation from 1986
                                                           through 1996.

Hermann Vodicka..............          54         1996   Director since February 1996. Mr. Vodicka also serves as a Member of the Nominating and the Technology Committees of Hexcel. Mr.
                                                           Vodicka is Chief Executive Officer and a director of Ciba
                                                           Specialty Chemicals Inc. Mr. Vodicka served as President of the
                                                           Polymers Division and a member of the Executive Committee of
                                                           Ciba-Geigy Limited from 1993 through 1996. Mr. Vodicka was the
                                                           Chairman of the Board of Mettler-Toledo, a leading worldwide manufacturer of scales and balances and a wholly owned
                                                           subsidiary of Ciba-Geigy, until its sale in 1996. From 1988 through 1993, Mr. Vodicka was President and Chief Executive
                                                           Officer of Mettler-Toledo.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Franklin S. Wimer............          61         1995   Director since February 1995. Mr. Wimer also serves on the Audit and Technology Committees of Hexcel. Mr. Wimer is President of
                                                           UniRock Management Corporation (UniRock), a private merchant banking firm based in Denver, Colorado. Mr. Wimer has been with
                                                           UniRock since 1987. UniRock acted as strategic consultant to
                                                           Hexcel from December 1993 through June 1996. Mr. Wimer is
                                                           currently Chairman of the Board of Vista Restaurants, Inc., and
                                                           Chairman of the Board of Colorado Gaming & Entertainment Co.,
                                                           and is a Director of Denver Paralegal Institute, Foresight
                                                           Productions, Inc., Metalwest, Inc., and Metal Packaging
                                                           International, Inc.

    (b) Listed below are the executive officers of Hexcel as of March 25, 1997, the positions held by them and a brief description of their business experience.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John J. Lee..................          60         1993   See Item 10(a) above for a brief description of Mr. Lee's
                                                           positions with Hexcel and his business experience.

Juergen Habermeier...........          55         1996   See Item 10(a) above for a brief description of Dr. Habermeier's positions with Hexcel and his business experience.

Stephen C. Forsyth...........          41         1994   Chief Financial Officer of Hexcel since November 1996 and Senior
                                                           Vice President of Finance and Administration since February
                                                           1996. Mr. Forsyth served as Vice President of International
                                                           Operations from October 1994 to February 1996 and General
                                                           Manager of Hexcel's Resins Business and Export Marketing from
                                                           1989 to 1994, and held other general management positions with
                                                           Hexcel from 1980 to 1989. Mr. Forsyth joined Hexcel in 1980.

Bruce D. Herman..............          41         1996   Treasurer of Hexcel since April 1996. Prior to joining Hexcel, Mr.
                                                           Herman served as Vice President of Finance in the Transportation and Industrial Financing division of USL Capital Corp. (formerly
                                                           U.S. Leasing Inc.) ("USL") from 1993 to 1996, Vice President of
                                                           Finance in the Equipment Financing Group of USL from 1991 to
                                                           1993 and as Vice President of Corporate Analysis of USL from
                                                           1988 to 1991.

Ira J. Krakower..............          56         1996   Senior Vice President, General Counsel and Secretary of Hexcel
                                                           since September 1996. Prior to joining Hexcel, Mr. Krakower served as Vice President and General Counsel to Uniroyal
                                                           Chemical Corporation from 1986 to August 1996 and served on the
                                                           Board of Directors and as Secretary to Uniroyal Chemical
                                                           Company, Inc. from 1989 to 1996.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Wayne C. Pensky..............          41         1993   Corporate Controller and Chief Accounting Officer of Hexcel since
                                                           July 1993. Prior to joining Hexcel in 1993, Mr. Pensky was a partner at Arthur Andersen & Co., an accounting firm where he was employed from 1979 to 1993.

Joseph H. Shaulson...........          31         1996   Vice President of Corporate Development at Hexcel since April
                                                           1996. Prior to joining Hexcel, Mr. Shaulson was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom, where he was employed from 1991 to 1996.

David M. Wong................          52         1996   Vice President of Corporate Affairs at Hexcel since February 1996.
                                                           Mr. Wong served as Hexcel's Director of Special Projects from
                                                           July 1993 to February 1996 and Corporate Controller and Chief
                                                           Accounting Officer from 1983 to 1993 and held other general management positions from 1979 to 1983. Mr. Wong joined Hexcel in 1979.

James N. Burns...............          57         1996   President of Hexcel's Fibers business unit since April 1996. Prior to his employment with Hexcel, Mr. Burns served in a number of management positions with the Composite Products Division of
                                                           Hercules Incorporated, including Business Director from March
                                                           1995 through June 1996, Business Unit Director of Advanced
                                                           Composite Materials from June 1992 through March 1995 and Vice
                                                           President of Marketing from June 1986 through June 1992.

Michael Carpenter............          40         1996   Vice President of Hexcel's Structures and Interiors business unit, responsible for the structures business, since February 1996.
                                                           Mr. Carpenter served as the Vice President of Structures in the
                                                           Heath Tecna Division of Ciba-Geigy Corporation prior to February
                                                           1996. He held various technical and managerial positions with
                                                           Heath Tecna from 1983.

Claude Genin.................          61         1996   President of Hexcel's Fabrics business unit since February 1996.
                                                           Mr. Genin served as managing director of Hexcel S.A. (France)
                                                           from 1977 to 1996. Hexcel S.A. (France) was acquired by Hexcel in 1985.

William Hunt.................          54         1996   President of Hexcel's EuroMaterials business unit since February
                                                           1996. Mr. Hunt served as the President of the EuroMaterials unit of the Composite Division of Ciba-Geigy Limited from 1991 to
                                                           February 1996 and as the Managing Director of Ciba-Geigy
                                                           Plastics from 1990 to 1991. Prior to joining Ciba-Geigy in 1990,
                                                           Mr. Hunt held various other technical and managerial positions, including the position of Managing Director of Illford Limited
                                                           (Photographic) Co.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Rodney P. Jenks, Jr..........          46         1994   Vice President, General Counsel of Americas and Asia-Pacific
                                                           Operations at Hexcel since April 1996. From March 1994 to March
                                                           1996, Mr. Jenks served as Vice President, General Counsel and
                                                           Secretary. Prior to joining Hexcel in 1994, Mr. Jenks was a partner in the law firm of Wendel, Rosen, Black & Dean, where he continued to serve as counsel until March 1996.

James A. Koshak..............          53         1996   President of Hexcel's U.S. Materials business unit since February
                                                           1996. Mr. Koshak served as Vice President of the Ciba Composites
                                                           Business and General Manager of the U.S. Materials unit of the
                                                           Ciba Composites Business from 1993 to February 1996 and as Vice
                                                           President of Ciba-Geigy's Polymers Division and General Manager
                                                           of Ciba-Geigy Limited's Formulated Systems unit from 1988 to
                                                           1993. Mr. Koshak held various other technical and managerial positions with Ciba-Geigy Limited from 1974 to 1988.

Thomas J. Lahey..............          56         1991   President of Hexcel's Pacific Rim business unit since February
                                                           1996. Mr. Lahey served as Vice President of Worldwide Sales from
                                                           April 1993 to February 1996, Vice President of Advanced
                                                           Composites from 1992 to 1993, General Manager of Advanced
                                                           Composites from 1991 to 1992 and General Manager of Advanced
                                                           Products from 1989 to 1991. Prior to joining Hexcel in 1989, Mr.
                                                           Lahey held the position of Executive Assistant to the President of Kaman Aerospace Corporation in 1987 and 1988, and was a Vice
                                                           President of Grumman Corporation from 1985 to 1987.

William P. Meehan............          61         1993   Vice President and Deputy Director of Operations at Hexcel since
                                                           November 1996. Mr. Meehan was Vice President of Finance and
                                                           Chief Financial Officer from April 1993 to November 1996. Mr.
                                                           Meehan also served as Treasurer of Hexcel from April 1994 to
                                                           April 1996. Prior to joining Hexcel in 1993, Mr. Meehan served as President and Chief Executive Officer of Thousand Trails and
                                                           NACO, a membership campground and resort business, from 1990 through 1992. From 1986 through 1989, Mr. Meehan served as Vice
                                                           President of Finance and Chief Financial Officer of Hadco
                                                           Corporation.

Robert A. Petrisko...........          42         1993   Corporate Vice President of Research and Technology at Hexcel
                                                           since September 1993. Dr. Petrisko served as Manager of the
                                                           Signature Technology Group at Hexcel's Chandler facility and
                                                           Director of Aerospace Technology from 1989 to 1993. Dr. Petrisko joined Hexcel in 1989, after serving as a Research Specialist with Dow Corning Corporation from 1985 to 1989.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Gary L. Sandercock...........          56         1989   Corporate Vice President of Manufacturing at Hexcel since October
                                                           1996. From February 1996 through October 1996, Mr. Sandercock served as President of the Special Process business unit. Mr.
                                                           Sandercock served as Vice President of Manufacturing from April
                                                           1993 to February 1996, Vice President of Reinforcement Fabrics
                                                           of Hexcel from 1989 to 1993 and General Manager of the Trevarno
                                                           Division from 1985 to 1989. Mr. Sandercock held other
                                                           manufacturing and general management positions from 1967 to
                                                           1985. Mr. Sandercock joined Hexcel in 1967.

David Tanonis................          40         1996   Vice President of Hexcel's Structures and Interiors business unit, responsible for the interiors business, since February 1996. Mr.
                                                           Tanonis served as the Vice President of Interiors in the Heath
                                                           Tecna division of the Ciba-Geigy Corporation prior to February
                                                           1996. Mr. Tanonis has held various technical and managerial positions with Heath Tecna since 1987. Mr. Tanonis held various management positions with Polymer Engineering, Inc. from 1978 to
                                                           1987.

Justin Taylor................          43         1996   President of Hexcel's Structures and Interiors business unit since
                                                           April 1996. From July 1995 to April 1996, Mr. Taylor served as a member of Ciba-Geigy Limited's strategic planning unit. Prior to
                                                           July 1995, Mr. Taylor held various management positions in the
                                                           Heath Tecna Division of Ciba-Geigy Corporation.

    (c) There are no family relationships among any of Hexcel's directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.  FINANCIAL STATEMENTS

    The consolidated financial statements of Hexcel, notes thereto, and independent auditors' report are listed on page 37 of this Annual Report on Form 10-K and are incorporated herein by reference.

B.  REPORTS ON FORM 8-K

    None.

C.  EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   2.1       Strategic Alliance Agreement dated as of September 29, 1995 among Hexcel, Ciba-Geigy Limited and
               Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current
               Report on Form 8-K dated as of October 13, 1995).

   2.1(a)    Amendment dated as of December 12, 1995 to the Strategic Alliance Agreement among Hexcel, Ciba-Geigy
               Limited and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 2.1(a) to the
               Company's Current Report on Form 8-K dated as of March 15, 1996).

   2.1(b)    Letter Agreement dated as of February 28, 1996 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy
               Corporation (incorporated herein by reference to Exhibit 2.1(b) to the Company's Current Report on
               Form 8-K dated as of March 15, 1996).

   2.1(c)    Distribution Agreement dated as of February 29, 1996 among Hexcel, Brochier S.A., Composite Materials
               Limited, Salver S.r.l. and Ciba-Geigy Limited (incorporated herein by reference to Exhibit 2.1(c)
               to the Company's Current Report on Form 8-K dated as of March 15, 1996).

   2.2       Sale and Purchase Agreement dated as of April 15, 1996 among Hexcel Corporation, Hercules
               Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to
               Exhibit 2.2 to Hexcel's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

   2.3       Amendment Number One dated as of June 27, 1996 to the Sale and Purchase Agreement among Hexcel
               Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.2 to Hexcel's Current Report on Form 8-K dated July 12, 1996).

   2.4       Letter Agreement dated as of June 27, 1996 among Hexcel Corporation, Hercules Incorporated, Hercules
               Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.3 to Hexcel's
               Current Report on Form 8-K dated July 12, 1996).

   3.1       Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to
               Exhibit 1 to Hexcel's Registration Statement on Form 8-A dated July 9, 1996).

   3.2       Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 2 to
               Hexcel's Registration Statement on Form 8-A dated July 9, 1996).

   4.1       Indenture dated as of July 24, 1996 between Hexcel Corporation and First Trust of California,
               National Association (incorporated herein by reference to Exhibit 4. to Hexcel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   4.2       Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National
               Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current
               Report on Form 8-K dated as of March 15, 1996).

   4.3       Indenture dated as of October 1, 1988 between the Company and the Bank of California, N.A., as trustee (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993).

  10.1       Credit Agreement dated as of February 29, 1996 among Hexcel and certain subsidiaries of the Company, as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996).

  10.2       Second Restated and Amended Reimbursement Agreement dated as of February 29, 1996 between Hexcel and
               Banque Nationale de Paris (incorporated herein by reference to Exhibit 10.3(a) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.2(a)    Third Amended and Restated Reimbursement Agreement dated as of June 27, 1996 between Hexcel
               Corporation and Banque Nationale de Paris (incorporated herein by reference to Exhibit 10.4 to
               Hexcel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

  10.3       Credit Agreement dated as of June 27, 1996 among Hexcel and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks,
               Citibank, N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 99.2 to Hexcel's Current Report on Form 8-K dated July 12, 1996).

  10.4       Consent Number 1 and First Amendment dated as of July 3, 1996 to the Credit Agreement dated as of
               June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).

  10.4(a)    Modifications dated as of July 8, 1996 to the First Amendment to the Credit Agreement among Hexcel
               Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and
               Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.3 to Hexcel's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

  10.4(b)    Consent Number 2 and Second Amendment dated as of November 12, 1996 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent.

  10.4(c)    Consent Number 3 and Third Amendment dated as of February 27, 1997 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.5       Hexcel Corporation Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 to the
               Company's Registration Statement on Form S-8, Registration No. 333-1225).

  10.6       Hexcel Corporation Management Incentive Compensation Plan (incorporated herein by reference to
               Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.6(a)    Hexcel Corporation Management Incentive Compensation Plan, as amended on December 5, 1996.

  10.6(b)    Hexcel Corporation Management Stock Purchase Plan.

  10.7       Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.7(b)    Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.8       Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.9       Form of Short-Term Option Agreement (incorporated herein by reference to Exhibit 10.8 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.9(a)    Form of Performance Accelerated Restricted Stock Unit Agreement (incorporated herein by reference to
               Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.9(b)    Form of Reload Option Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.10      Employment Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.10(a)   Employee Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.10(b)   Bankruptcy Court Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(b) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

  10.10(c)   Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(c) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.10(d)   Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

  10.10(e)   Form of Reload Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(e) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.11      Memorandum Agreement dated as of January 31, 1996 between Hexcel and Rodney P. Jenks, Jr.
               (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.12      Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.13      Registration Rights Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.14      Agreement Governing United States Employment Matters dated as of September 29, 1995 between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the
               Company's Current Report on Form 8-K dated as of October 13, 1995).

  10.14(a)   Amendment dated as of November 22, 1995 to the Agreement Governing United States Employment Matters
               between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.15      Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy plc, Composite Materials
               Limited and Hexcel (incorporated herein by reference to Exhibit 10.24 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

  11.        Statement Regarding Computation of Per Share Earnings.

  21.        Subsidiaries of Registrant.

  23.        Independent Auditors' Consent--Deloitte & Touche LLP.

  27.        Financial Data Schedule (electronic filing only).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                HEXCEL CORPORATION

March 25, 1997                  By:                /s/ JOHN J. LEE
                                     ------------------------------------------
                                                    John J. Lee,
                                               CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

                                          Chairman of the Board of
            /s/ JOHN J. LEE                 Directors                     March 25, 1997
  ------------------------------------      and Chief Executive Officer
             (John J. Lee)                  (PRINCIPAL EXECUTIVE
                                            OFFICER)

                                          Senior Vice President and
         /s/ STEPHEN C. FORSYTH             Chief                         March 25, 1997
  ------------------------------------      Financial Officer
          (Stephen C. Forsyth)              (PRINCIPAL FINANCIAL
                                            OFFICER)

          /s/ WAYNE C. PENSKY             Corporate Controller            March 25, 1997
  ------------------------------------      (PRINCIPAL ACCOUNTING
           (Wayne C. Pensky)                OFFICER)

        /s/ JOHN M. D. CHEESMOND                                          March 25, 1997
  ------------------------------------    Director
         (John M. D. Cheesmond)

         /s/ MARSHALL S. GELLER                                           March 25, 1997
  ------------------------------------    Director
          (Marshall S. Geller)

         /s/ JUERGEN HABERMEIER           Director, President and Chief   March 25, 1997
  ------------------------------------      Operating Officer
          (Juergen Habermeier)

          /s/ STANLEY SHERMAN                                             March 25, 1997
  ------------------------------------    Director
           (Stanley Sherman)

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

         /s/ MARTIN L. SOLOMON                                            March 25, 1997
  ------------------------------------    Director
          (Martin L. Solomon)

         /s/ GEORGE S. SPRINGER                                           March 25, 1997
  ------------------------------------    Director
          (George S. Springer)

         /s/ JOSEPH T. SULLIVAN                                           March 25, 1997
  ------------------------------------    Director
          (Joseph T. Sullivan)

          /s/ HERMANN VODICKA                                             March 25, 1997
  ------------------------------------    Director
           (Hermann Vodicka)

         /s/ FRANKLIN S. WIMER                                            March 25, 1997
  ------------------------------------    Director
          (Franklin S. Wimer)

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table summarizes selected financial data for continuing operations as of and for the five years ended December 31.

                                                             1996(A)       1995         1994         1993         1992
                                                           -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
  Net sales..............................................  $   695,251  $   350,238  $   313,795  $   310,635  $   352,987
  Cost of sales..........................................     (553,942)    (283,148)    (265,367)    (263,090)    (285,088)
                                                           -----------  -----------  -----------  -----------  -----------
  Gross margin...........................................      141,309       67,090       48,428       47,545       67,899
  Selling, general and administrative expenses...........      (96,150)     (49,324)     (45,785)     (52,510)     (62,053)
  Business acquisition and consolidation expenses........      (42,370)     --           --           --           --
  Restructuring expenses.................................      --           --           --           (46,600)     (23,000)
  Other income (expenses), net...........................        2,994          791        4,861      (12,780)       2,992
                                                           -----------  -----------  -----------  -----------  -----------
  Operating income (loss)................................        5,783       18,557        7,504      (64,345)     (14,162)
  Interest expense.......................................      (21,537)      (8,682)     (11,846)      (8,862)      (8,196)
  Bankruptcy reorganization expenses.....................      --            (3,361)     (20,152)        (641)     --
                                                           -----------  -----------  -----------  -----------  -----------
  Income (loss) from continuing operations before income
    taxes................................................      (15,754)       6,514      (24,494)     (73,848)     (22,358)
  Benefit (provision) for income taxes...................       (3,436)      (3,313)      (3,586)      (6,024)       6,375
                                                           -----------  -----------  -----------  -----------  -----------
  Income (loss) from continuing operations...............  $   (19,190) $     3,201  $   (28,080) $   (79,872) $   (15,983)
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
  Income (loss) per share from continuing
    operations(b)........................................  $     (0.58) $      0.20  $     (3.84) $    (10.89) $     (2.20)
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
  Current assets.........................................  $   316,931  $   128,055  $   148,352  $   134,710  $   160,001
  Non-current assets.....................................      384,805      102,547       95,105      128,532      150,659
                                                           -----------  -----------  -----------  -----------  -----------
    Total assets.........................................  $   701,736  $   230,602  $   243,457  $   263,242  $   310,660
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
  Current liabilities....................................  $   188,812  $    66,485  $   171,307  $    72,965  $    79,305
  Long-term liabilities..................................      333,595      115,743       78,035      169,524      125,206
  Stockholders' equity (deficit).........................      179,329       48,374       (5,885)      20,753      106,149
                                                           -----------  -----------  -----------  -----------  -----------
    Total liabilities and stockholders'
      equity (deficit)...................................  $   701,736  $   230,602  $   243,457  $   263,242  $   310,660
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
OTHER DATA:
  Cash dividends per share...............................      --           --           --           --       $      0.44
  Shares outstanding at year-end.........................       36,561       18,091        7,301        7,310        7,296

------------------------

(a) A discussion of the impact of business acquisitions on 1996 selected financial data is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

(b) Primary and fully diluted net income (loss) per share for all five years were the same because the fully diluted computation was antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

BUSINESS ACQUISITIONS AND CONSOLIDATION

BUSINESS ACQUISITIONS

    Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The composites businesses acquired from Ciba (collectively, the "Acquired Ciba Business") are engaged in the manufacture and marketing of industrial fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, recreation, and general industrial markets. Product lines include industrial fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated components, as well as composite structures and interiors primarily for the commercial and military aerospace markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18.0 million newly issued shares of Hexcel common stock; (b) $25.0 million in cash; (c) senior subordinated notes in an aggregate principal amount of $34.9 million; and (d) senior demand notes in an aggregate principal amount of $5.3 million. The aggregate purchase price for the net assets acquired in 1996 was $206.4 million. Furthermore, in exchange for various remaining assets of Ciba's worldwide composites division acquired between January 1, 1997 and February 28, 1997, the Company has subsequently undertaken to deliver additional senior subordinated notes in an aggregate principal amount of approximately $2.7 million.

    Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, recreation, and general industrial markets, was purchased for $135.0 million in cash subject to certain post-closing adjustments. The adjusted purchase price was $139.4 million as of December 31, 1996, but additional post-closing purchase price adjustments could arise in 1997.

    Further discussion of the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business (collectively, the "Acquired Businesses") is contained in Note 2 to the accompanying consolidated financial statements.

BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the Company's operations over a period of three years. In December of 1996, the Company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Businesses. The total expense of the business consolidation program is estimated at approximately $58 million, including $42.4 million of expenses incurred in 1996. The Company expects to incur the majority of the remaining expenses of approximately $16 million in 1997. Cash expenditures for expenses and capital necessary to complete the business consolidation program are expected to total approximately $51 million, net of estimated proceeds from asset sales.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources.

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

    Management estimates that the business consolidation program will result in annual cost savings of approximately $32 million when it is fully implemented in 1999. During 1997 and 1998, the cash costs associated with the consolidation program, net of estimated proceeds from asset sales, are expected to approximate the incremental savings generated by the program during the same period.

    Further discussion of the business consolidation program is contained in
Note 3 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

    NET SALES: Net sales for 1996 were $695.3 million, compared with net sales for 1995 of $350.2 million. The results for 1996 include the results of the Acquired Ciba Business and the Acquired Hercules Business for the periods from the respective acquisition dates through December 31, 1996. Excluding the results of the Acquired Businesses, 1996 sales were approximately $385 million, a 10% increase over 1995. This increase was largely attributable to improved sales of composite materials to commercial aerospace customers, and reflects the initial impact of recently announced increases in production rates for certain aircraft as well as the increased utilization of composite materials on new generation aircraft. In particular, the Company benefited from higher sales of carbon honeycomb core and carbon-based prepregs. The Company also benefited from improved sales of fabricated honeycomb parts to the commercial aerospace market, and from increased sales of fabrics for use in the manufacture of printed circuit boards. Changes in foreign currency exchange rates did not have a material impact on the level of 1996 sales relative to 1995 sales.

    Approximately 32% of Hexcel's 1996 sales were to The Boeing Company, Airbus Industrie and related subcontractors. Reported commercial aircraft deliveries by Boeing and Airbus improved only modestly in 1996, from a combined 330 aircraft in 1995 to 344 aircraft in 1996. However, these two manufacturers reported receiving a net total of 960 orders for new aircraft in 1996, compared with 367 orders in 1995. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. In January of 1997, Boeing and Airbus reported that they expect to deliver a total of 523 aircraft in 1997. Published industry analysis indicates that combined deliveries by these two manufacturers in 1998 should approximate 700 aircraft, and that the demand for new aircraft will continue to grow through the turn of the century.

    PRO FORMA NET SALES: Pro forma net sales for 1996, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of the year, were $798.5 million. This compares with pro forma net sales for 1995 of $771.3 million. Pro forma net sales to third-party customers by product group and market segment for 1996 and 1995 were as follows:

                                                              FIBERS AND    COMPOSITE   ENGINEERED
                                                                FABRICS     MATERIALS    PRODUCTS           TOTAL
                                                              -----------  -----------  -----------  --------------------
                                                                                     (IN MILLIONS)
1996 PRO FORMA NET SALES
Commercial aerospace........................................   $    17.4    $   317.1    $   102.5   $   437.0         55%
Space and defense...........................................        20.2         60.8         10.4        91.4         11
Recreation..................................................        27.4         63.3       --            90.7         11
General industrial and other................................       116.8         60.8          1.8       179.4         23
                                                              -----------  -----------  -----------  ---------        ---
  Total.....................................................   $   181.8    $   502.0    $   114.7   $   798.5        100%
                                                              -----------  -----------  -----------  ---------        ---
                                                              -----------  -----------  -----------  ---------        ---

1995 PRO FORMA NET SALES
Commercial aerospace........................................   $    14.8    $   294.7    $    94.9   $   404.4         52%
Space and defense...........................................        25.3         49.0         15.8        90.1         12
Recreation..................................................        31.3         74.3       --           105.6         14
General industrial and other................................       123.0         45.4          2.8       171.2         22
                                                              -----------  -----------  -----------  ---------        ---
  Total.....................................................   $   194.4    $   463.4    $   113.5   $   771.3        100%
                                                              -----------  -----------  -----------  ---------        ---
                                                              -----------  -----------  -----------  ---------        ---

    The growth in pro forma sales to the commercial aerospace market from 1995 to 1996 was largely attributable to increased sales of composite materials and engineered products. The improvement in sales of composite materials reflects the build rate and product utilization increases noted above. The improvement for engineered products primarily reflects the production of structural and interior components outsourced to Hexcel by The Boeing Company during the second half of 1996, as well as strong shipments of retrofit interiors to airline customers. As a result of the additional work from Boeing, the Company expects that sales of engineered products will continue to grow in 1997.

    Pro forma space and defense sales were essentially unchanged from 1995 to 1996, reflecting a decline in sales of fibers and fabrics and engineered structures, offset by improved sales of composite materials to select military programs. The current international and domestic political climate suggests that overall military spending, including aircraft procurement, is not likely to change significantly from current levels in the near future. Consequently, management does not expect a significant change in 1997 from the current level of sales to the space and defense market.

    The decrease in pro forma sales to the recreation market during 1996 is primarily attributable to reduced demand for composite materials by ski and snowboard manufacturers due to excess inventories. Pro forma sales of fabrics for certain marine applications were also slightly lower. The increase in pro forma general industrial sales reflects improved sales of fabrics for printed circuit boards and composite materials for various transportation applications, partially offset by reduced sales of carbon fibers to non-aerospace customers. Hexcel does not expect a rebound in the demand for composite materials by ski and snowboard producers until the second half of 1997, but sales of fabrics and composite materials to other recreation and general industrial markets are anticipated to grow modestly throughout the year.

    GROSS MARGIN: Gross margin for 1996 was $141.3 million, or 20.3% of sales, compared with $67.1 million for 1995, or 19.2% of sales. Excluding the Acquired Businesses, 1996 gross margin was approximately 24% of sales. The improvement in 1996 gross margin relative to 1995, excluding the impact of the Acquired Businesses, is the result of both higher sales volumes and improved manufacturing productivity, especially for composite materials. Hexcel also benefited from the cost reductions associated with the completion, in mid-1995, of a previous restructuring of the Company's composite materials business. Due to the highly competitive nature of most of the markets in which the Company competes, product price changes were not a significant factor in the 1996 gross margin improvement.

    The aggregate gross margin of the Acquired Businesses from the respective acquisition dates through December 31, 1996, was approximately 16% of sales. The integration of the Acquired Businesses into Hexcel, including the consolidation and rationalization of manufacturing facilities and processes, is a primary objective of the business consolidation program. Although the consolidation program commenced in 1996, the productivity improvements expected to result from this program will not be fully realized until 1999.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $96.2 million in 1996, or 13.8% of sales, including research and technology expenses of $16.7 million, or 2.4% of sales. This compares with 1995 SG&A expenses of $49.3 million, or 14.1% of sales, including $7.6 million of research and technology expenses equal to 2.2% of sales. The aggregate dollar increase in SG&A expenses from 1995 to 1996 is attributable to the acquisitions of the Acquired Businesses. The slight decrease in SG&A expenses as a percentage of sales primarily reflects higher sales levels. Management expects a modest improvement in SG&A expenses, relative to sales, in 1997.

    OPERATING INCOME: Operating income was $5.8 million in 1996, or 0.8% of sales, compared with $18.6 million in 1995, or 5.3% of sales. The $74.2 million increase in gross margin from 1995 to 1996 was more than offset by $46.8 million in additional SG&A expenses and $42.4 million in business acquisition and consolidation expenses. The results for 1996 also include other income of $3.0 million, which is largely attributable to the receipt of additional cash proceeds in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets in 1994, and to the partial settlement of a claim arising from the sale of assets in 1991. The results for 1995 included $0.8 million of other income.

    INTEREST EXPENSE: Interest expense totaled $21.5 million in 1996 and $8.7 million in 1995. The year-on-year increase primarily reflects the cost of financing the acquisitions of the Acquired Businesses. Hexcel financed approximately $200 million of aggregate purchase price with various debt and credit facilities, and wrote off $3.4 million of capitalized debt financing costs in connection with the acquisition-related refinancing of certain debt in 1996.

    PROVISION FOR INCOME TAXES: Income tax provisions of $3.4 million in 1996 and $3.3 million in 1995 primarily reflect international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. The 1996 income tax provision is net of a $2.5 million benefit from the favorable resolution of a U.S. federal tax audit. As of December 31, 1996, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $70 million and NOL carryforwards for Belgium income tax purposes of approximately $22 million. As discussed in Note 12 to the accompanying consolidated financial statements, the Company has not recognized any tax benefits in 1996 or 1995 attributable to the potential future realization of these NOL carryforwards or any other deferred tax assets.

    NET EARNINGS: The 1996 net loss was $19.2 million, or $0.58 per share, compared with net income for 1995 of $2.7 million, or $0.17 per share. The 1996 net loss includes business acquisition and consolidation expenses of $42.4 million, or $1.16 per share after income taxes. Net income for 1995 is after bankruptcy reorganization expenses of $3.4 million, or $0.21 per share.

    There were 33.4 million weighted average shares and equivalent shares outstanding during 1996, versus 15.7 million during 1995. The increase in the number of weighted average shares and equivalent shares in 1996 is primarily attributable to the delivery of 18.0 million newly issued shares of Hexcel common stock to Ciba on February 29, 1996, in connection with the purchase of the Acquired Ciba Business. As of December 31, 1996, there were 36.6 million shares of Hexcel common stock issued and outstanding.

1995 COMPARED TO 1994

    NET SALES: Net sales for 1995 totaled $350.2 million, compared with 1994 net sales of $313.8 million. The 12% increase from 1994 to 1995 is attributable to increased sales of fabrics and prepregs, which were partially offset by decreased sales of honeycomb. Sales of fabrics for use in recreation and general industrial markets were higher, as were sales of prepregs to commercial aerospace and general industrial customers. In addition, results for 1995 benefited from a significant military contract for prepregs, and improved sales of honeycomb to the commercial aerospace market. The overall decrease in honeycomb sales was attributable to the divestiture of the Chandler, Arizona manufacturing facility and the related reduction in military aerospace sales. The Chandler facility and certain related assets were sold to the Northrop Grumman Corporation in December of 1994.

    Changes in currency exchange rates were also a factor in the 1995 sales increase relative to 1994. During 1995, the U.S. dollar declined against most of the major European currencies, including the Belgian and French francs. Accordingly, sales from Hexcel's European subsidiaries increased when translated into U.S. dollars.

    Net sales to third-party customers by product group and market segment for 1995 and 1994 were as follows:

                                                                                          COMPOSITE
                                                                               FABRICS    MATERIALS          TOTAL
                                                                              ---------  -----------  --------------------
                                                                                             (IN MILLIONS)
1995 NET SALES
Commercial aerospace........................................................  $     7.1   $   151.9   $   159.0         45%
Space and defense...........................................................       14.3        23.0        37.3         11
Recreation..................................................................        8.4        24.2        32.6          9
General industrial and other................................................       89.3        32.0       121.3         35
                                                                              ---------  -----------  ---------        ---
  Total.....................................................................  $   119.1   $   231.1   $   350.2        100%
                                                                              ---------  -----------  ---------        ---
                                                                              ---------  -----------  ---------        ---

1994 NET SALES
Commercial aerospace........................................................  $     4.3   $   143.2   $   147.5         47%
Space and defense...........................................................       14.8        20.1        34.9         11
Recreation..................................................................        8.3        21.0        29.3          9
General industrial and other................................................       67.4        34.7       102.1         33
                                                                              ---------  -----------  ---------        ---
  Total.....................................................................  $    94.8   $   219.0   $   313.8        100%
                                                                              ---------  -----------  ---------        ---
                                                                              ---------  -----------  ---------        ---

    Sales of composite materials to the commercial aerospace market increased in 1995 as a result of modest improvements in the build rates for certain commercial aircraft, as well as increased sales of selected products. A significant component of the 1995 sales gains came from carbon-based prepregs and certain honeycomb products that are utilized on new generation aircraft. In addition, Hexcel benefited from an improved economic environment in Europe.

    The slight increase in 1995 sales to space and defense markets is attributable to a significant military contract for prepregs, partially negated by the decline in honeycomb sales resulting from the divestiture of the Chandler facility.

    Sales to recreation and general industrial markets of new products introduced within the past few years increased during 1995. In addition, Hexcel benefited from strong European demand for printed circuit boards, and continued demand for certain composite materials used in athletic shoes, golf club shafts, energy absorption products, and automotive and mass transit components.

    GROSS MARGIN: Gross margin for 1995 was $67.1 million, or 19.2% of sales, compared with $48.4 million for 1994, or 15.4% of sales. The increase in 1995 gross margin over the prior year reflects the impact of higher sales, as well as certain manufacturing cost reductions. Cost reductions resulted from a restructuring of the Company's composite materials business that was initiated in 1992, expanded in 1993, and completed in the middle of 1995. Product price changes were not a significant factor in the growth of 1995 gross margin.

    SG&A EXPENSES: SG&A expenses were $49.3 million in 1995, or 14.1% of sales, compared with $45.8 million in 1994, or 14.6% of sales. The aggregate dollar increase in SG&A expenses during 1995 is largely attributable to higher selling expenses and changes in currency exchange rates. The decrease in SG&A expenses as a percentage of sales was due to higher sales levels.

    OPERATING INCOME: Operating income was $18.6 million in 1995, or 5.3% of sales, compared with $7.5 million in 1994, or 2.4% of sales. The $18.7 million increase in gross margin from 1994 to 1995 was partially offset by $3.5 million in additional SG&A expenses and a $4.1 million decrease in other income. Other income for 1994 of $4.9 million included a $15.9 million gain resulting from the divestiture of the Chandler facility and certain related assets, less an $8.0 million provision to reflect the estimated costs of restructuring a joint venture and a $2.9 provision for bankruptcy claim adjustments.

    INTEREST EXPENSE: Interest expense was $8.7 million in 1995 and $11.8 million in 1994. The decline in interest expense from 1994 to 1995 reflects the absence of interest on bankruptcy claims after February 9, 1995, the date that Hexcel Corporation emerged from bankruptcy reorganization proceedings, as well as the elimination of various debt obligations with proceeds from a 1995 subscription rights offering and the Chandler transaction.

    PROVISION FOR INCOME TAXES: The 1995 and 1994 income tax provisions of $3.3 million and $3.6 million, respectively, resulted from international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. Hexcel did not recognize any tax benefits in 1995 or 1994 attributable to the potential future realization of NOL carryforwards or other deferred tax assets.

    NET EARNINGS: Net income for 1995 was $2.7 million, or $0.17 per share, compared with a net loss for 1994 of $30.0 million, or $4.10 per share. The 1994 net loss includes bankruptcy reorganization expenses of $20.2 million, or $2.76 per share, as well as a loss from discontinued operations of $1.9 million, or $0.26 per share.

    There were 15.7 million weighted average shares and equivalent shares outstanding during 1995, versus 7.3 million during 1994. The increase in the number of weighted average shares and equivalent shares from 1994 to 1995 is primarily attributable to the issuance of an additional 10.8 million shares of Hexcel common stock pursuant to a standby purchase agreement and subscription rights offering in connection with Hexcel Corporation's reorganization under U.S. bankruptcy laws. Further discussion of Hexcel Corporation's bankruptcy reorganization is contained in Note 19 to the accompanying consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

    In connection with the purchase of the Acquired Ciba Business, Hexcel obtained a three-year revolving credit facility of up to $175.0 million (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Senior Secured Credit Facility was subsequently replaced with a new revolving credit facility (the "Revolving Credit Facility") in connection with the purchase of the Acquired Hercules Business.

    The Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under the Senior Secured Credit Facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility initially provided for up to $310.0 million of borrowing capacity. However, as a result of the Company's issuance of $114.5 million in convertible subordinated notes in July of 1996, maximum availability under the Revolving Credit Facility was reduced from $310.0 million to $254.6 million, in accordance with the terms of that facility. As of December 31, 1996, outstanding borrowings and letter of credit commitments under the Revolving Credit Facility totaled $111.2 million. The Revolving Credit Facility expires in February of 1999.

    Management expects that the financial resources of Hexcel, including the Revolving Credit Facility, will be sufficient to fund the Company's worldwide operations. Further discussion of the Company's financial resources is contained in Note 7 to the accompanying consolidated financial statements.

EBITDA AND CASH FLOWS

    1996: Earnings before business acquisition and consolidation expenses, other income, interest, bankruptcy reorganization expenses, taxes, depreciation and amortization ("Adjusted EBITDA") was $71.9 million. Pro forma Adjusted EBITDA, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of the year, was approximately $86 million.

    Net cash provided by operating activities was $26.5 million. Net cash used for investing activities was $206.4 million, including $164.4 million used in connection with the acquisitions of the Acquired Businesses and $43.6 million for capital expenditures. Net cash provided by financing activities, including borrowings under the Revolving Credit Facility and proceeds from the issuance of $114.5 million in convertible subordinated notes, was $181.7 million. Non-cash financing of the purchase of the Acquired Ciba Business included the issuance of debt securities valued at $37.2 million and the issuance of 18.0 million shares of Hexcel common stock valued at $144.2 million.

    1995: Adjusted EBITDA was $29.4 million, and pro forma Adjusted EBITDA was approximately $62 million. Net cash used by operating activities was $2.5 million. Net cash provided by investing activities was $15.7 million, primarily reflecting $31.9 million in cash proceeds from the sale of various assets and $12.1 million of capital expenditures. Net cash used by financing activities of $9.6 million includes proceeds from short-term debt and the issuance of Hexcel common stock, as well as the repayment of allowed claims in connection with Hexcel Corporation's emergence from bankruptcy reorganization proceedings.

    Adjusted EBITDA and pro forma Adjusted EBITDA have been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA and pro forma Adjusted EBITDA do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

    Capital expenditures were $43.6 million in 1996, compared with $12.1 million in 1995 and $8.4 million in 1994. The significant increase in 1996 expenditures over prior years reflects the impact of the Acquired Businesses on capital requirements, including the impact of certain business consolidation activities. The increase also reflects expenditures on manufacturing equipment necessary to improve manufacturing processes and to expand production capacity for select product lines that are in very high demand. Further increases in capital spending are expected in 1997 as a result of ongoing business consolidation activities and opportunities for additional manufacturing improvements. Such expenditures will be financed with cash generated from operations and borrowings under the Revolving Credit Facility.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING
  STATEMENTS"

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the accompanying consolidated financial statements, and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; changes in, or failure to comply with, government regulations; demographic changes; changes in customer preferences; the loss of any significant customers; changes in methods of distribution and technology; industry capacity; competition; the assimilation of the Acquired Ciba Business; the assimilation of the Acquired Hercules Business; changes in business strategy or development plans; indebtedness of the Company; the availability, terms and deployment of capital; quality of management, and business abilities and judgment of the Company's personnel; availability of qualified personnel; and various other factors referenced in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the notes to the accompanying consolidated financial statements, and elsewhere. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

    The forward-looking information referred to above includes, but is not limited to: (a) estimates of commercial aircraft orders and deliveries; (b) expectations regarding sales growth, manufacturing productivity, and selling, general and administrative expenses; (c) the availability and utilization of NOL carryforwards for income tax purposes; (d) expectations regarding Hexcel's financial condition and liquidity, as well as future cash flows; and (e) the estimated total cost of the Company's business consolidation program, the estimated amount of cash expenditures to complete the program and the estimated annual cost savings resulting from the consolidation program.

    In addition to the risks, uncertainties and other factors referred to above which may cause the actual costs, cash expenditures and estimated annual cost savings of the business consolidation program to differ materially from estimated amounts, such estimated amounts are based on various factors and were derived utilizing numerous important assumptions, including: (a) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance costs levels, while maintaining work flow in the business areas affected; (b) the ability to maintain manufacturing know-how with respect to production processes conducted at facilities that will be closed or at which the number of employees will be reduced, including cooperation by employees who will be terminated; (c) the assimilation and integration of the Acquired Ciba Business and the Acquired Hercules Business with the Company's operations without disruption to manufacturing, marketing and distribution activities; (d) the assimilation of the production processes at closed facilities with production at other Company facilities without undue disruption to the manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying the subject products for various customer and government programs; (e) selling vacated facilities within anticipated time frames at anticipated selling prices; and (f) the absence of changes in business conditions that would require significant modifications to the current program. The failure of these assumptions to be realized may cause the actual total cost of the consolidation program, the actual amount of cash expenditures to complete the program and the actual annual cost savings resulting from the program to differ materially from the estimates.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DESCRIPTION                                                                PAGE
------------------------------------------------------------------------  ------
Management Responsibility for Financial Statements......................      38

Independent Auditors' Report............................................      39

Consolidated Financial Statements:
  Consolidated Balance Sheets:
    As of December 31, 1996 and 1995....................................      40

  Consolidated Statements of Operations:
    For the three years ended December 31, 1996.........................      41

  Consolidated Statements of Stockholders' Equity:
    For the three years ended December 31, 1996.........................      42

  Consolidated Statements of Cash Flows:
    For the three years ended December 31, 1996.........................      43

  Notes to the Consolidated Financial Statements........................   44-72

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

           /s/ JOHN J. LEE
--------------------------------------
            (John J. Lee)
       CHIEF EXECUTIVE OFFICER

        /s/ STEPHEN C. FORSYTH
--------------------------------------
         (Stephen C. Forsyth)
       CHIEF FINANCIAL OFFICER

         /s/ WAYNE C. PENSKY
--------------------------------------
          (Wayne C. Pensky)
       CHIEF ACCOUNTING OFFICER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and

  Stockholders of Hexcel Corporation:

    We have audited the accompanying consolidated balance sheets of Hexcel Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hexcel Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ DELOITTE & TOUCHE LLP

                                          DELOITTE & TOUCHE LLP

Oakland, California

February 28, 1997

                      HEXCEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,  December 31,
                                                        1996          1995
                                                    ------------  ------------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
                                    ASSETS
Current assets:
  Cash and equivalents............................  $     7,975   $     3,829
  Accounts receivable.............................      151,263        65,888
  Inventories.....................................      145,884        55,475
  Prepaid expenses................................       11,809         2,863
                                                    ------------  ------------
    Total current assets..........................      316,931       128,055
                                                    ------------  ------------
Property, plant and equipment.....................      468,173       203,580
Less accumulated depreciation.....................     (141,390 )    (117,625 )
                                                    ------------  ------------
    Net property, plant and equipment.............      326,783        85,955
                                                    ------------  ------------
Intangibles and other assets......................       58,022        16,592
                                                    ------------  ------------
    Total assets..................................  $   701,736   $   230,602
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities.........................  $    23,835   $     1,802
  Accounts payable................................       73,117        22,904
  Accrued liabilities.............................       91,860        41,779
                                                    ------------  ------------
    Total current liabilities.....................      188,812        66,485
                                                    ------------  ------------
Long-term notes payable and capital lease
  obligations.....................................      254,919        88,342
Indebtedness to related parties...................       32,262       --
Deferred liabilities..............................       46,414        27,401
                                                    ------------  ------------
Stockholders' equity:
  Common stock, $0.01 par value, authorized
    100,000 shares, shares issued and outstanding
    of 36,561 in 1996 and 18,091 in 1995..........          366           181
  Additional paid-in capital......................      259,592       111,259
  Accumulated deficit.............................      (89,171 )     (69,981 )
  Minimum pension obligation adjustment...........      --               (535 )
  Cumulative currency translation adjustment......        8,542         7,450
                                                    ------------  ------------
    Total stockholders' equity....................      179,329        48,374
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $   701,736   $   230,602
                                                    ------------  ------------
                                                    ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $   695,251  $   350,238  $   313,795
Cost of sales..............................................................     (553,942)    (283,148)    (265,367)
                                                                             -----------  -----------  -----------
Gross margin...............................................................      141,309       67,090       48,428
Selling, general and administrative expenses...............................      (96,150)     (49,324)     (45,785)
Business acquisition and consolidation expenses............................      (42,370)     --           --
Other income, net..........................................................        2,994          791        4,861
                                                                             -----------  -----------  -----------
Operating income...........................................................        5,783       18,557        7,504
Interest expense...........................................................      (21,537)      (8,682)     (11,846)
Bankruptcy reorganization expenses.........................................      --            (3,361)     (20,152)
                                                                             -----------  -----------  -----------
Income (loss) from continuing operations before income taxes...............      (15,754)       6,514      (24,494)
Provision for income taxes.................................................       (3,436)      (3,313)      (3,586)
                                                                             -----------  -----------  -----------
Income (loss) from continuing operations...................................      (19,190)       3,201      (28,080)
Discontinued operations:
  Income from operations, net of provision for income taxes of $441 in
    1994...................................................................      --           --               989
  Losses during phase-out period, net of provision for income taxes of $136
    in 1994................................................................      --              (468)      (2,879)
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $   (19,190) $     2,733  $   (29,970)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income (loss) per share and equivalent share:
Primary and fully diluted:
  Continuing operations....................................................  $     (0.58) $      0.20  $     (3.84)
  Discontinued operations..................................................      --             (0.03)       (0.26)
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $     (0.58) $      0.17  $     (4.10)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares and equivalent shares..............................       33,351       15,742        7,310
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK                                       MINIMUM      CUMULATIVE
                                          --------------------------  ADDITIONAL                    PENSION       CURRENCY
                                           OUTSTANDING                  PAID-IN    ACCUMULATED    OBLIGATION     TRANSLATION
                                             SHARES        AMOUNT       CAPITAL      DEFICIT      ADJUSTMENT     ADJUSTMENT
                                          -------------  -----------  -----------  ------------  -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1994................        7,310     $      73    $  62,562    $  (42,744)    $    (646)     $   1,508
  Net loss..............................                                               (29,970)
  Activity under stock plans............           (9)                        64
  Pension obligation adjustment.........                                                                 509
  Currency translation adjustment.......                                                                              2,759
                                               ------         -----   -----------  ------------        -----         ------
BALANCE, DECEMBER 31, 1994..............        7,301            73       62,626       (72,714)         (137)         4,267
  Net income............................                                                 2,733
  Sale of new common stock under standby
    purchase commitment and subscription
    rights offering.....................       10,800           108       48,631
  Activity under stock plans............          (10)                         2
  Pension obligation adjustment.........                                                                (398)
  Currency translation adjustment.......                                                                              3,183
                                               ------         -----   -----------  ------------        -----         ------
BALANCE, DECEMBER 31, 1995..............       18,091           181      111,259       (69,981)         (535)         7,450
  Net loss..............................                                               (19,190)
  Issuance of shares to Ciba at $8 per
    share, net of issuance costs of
    $2,993..............................       18,022           180      141,001
  Activity under stock plans............          408             4        7,133
  Other issuance of shares..............           40             1          199
  Pension obligation adjustment.........                                                                 535
  Currency translation adjustment.......                                                                              1,092
                                               ------         -----   -----------  ------------        -----         ------
BALANCE, DECEMBER 31, 1996..............       36,561     $     366    $ 259,592    $  (89,171)    $  --          $   8,542
                                               ------         -----   -----------  ------------        -----         ------
                                               ------         -----   -----------  ------------        -----         ------


                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                          -------------

BALANCE, JANUARY 1, 1994................    $  20,753
  Net loss..............................      (29,970)
  Activity under stock plans............           64
  Pension obligation adjustment.........          509
  Currency translation adjustment.......        2,759
                                          -------------
BALANCE, DECEMBER 31, 1994..............       (5,885)
  Net income............................        2,733
  Sale of new common stock under standby
    purchase commitment and subscription
    rights offering.....................       48,739
  Activity under stock plans............            2
  Pension obligation adjustment.........         (398)
  Currency translation adjustment.......        3,183
                                          -------------
BALANCE, DECEMBER 31, 1995..............       48,374
  Net loss..............................      (19,190)
  Issuance of shares to Ciba at $8 per
    share, net of issuance costs of
    $2,993..............................      141,181
  Activity under stock plans............        7,137
  Other issuance of shares..............          200
  Pension obligation adjustment.........          535
  Currency translation adjustment.......        1,092
                                          -------------
BALANCE, DECEMBER 31, 1996..............    $ 179,329
                                          -------------
                                          -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  1996         1995        1994
                                                                               -----------  ----------  ----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations...................................  $   (19,190) $    3,201  $  (28,080)
  Reconciliation to net cash provided (used) by continuing operations:
    Depreciation and amortization............................................       26,730      11,623      14,230
    Accrued business acquisition and consolidation expenses..................       42,370      --          --
    Business acquisition and consolidation expenditures......................      (11,579)     --          --
    Other income relating to sale of the Chandler, Arizona manufacturing
      facility and certain related assets....................................       (1,560)       (600)    (15,900)
    Provision for DIC-Hexcel Limited.........................................      --           --           8,000
    Deferred provision (benefit) for income taxes............................         (520)       (329)      3,609
    Changes in assets and liabilities:.......................................
      Increase in accounts receivable........................................      (14,695)     (1,752)     (1,168)
      Increase in inventories................................................       (5,072)     (8,111)     (6,228)
      (Increase) decrease in prepaid expenses................................       (1,430)        718        (454)
      Increase (decrease) in accounts payable and accrued liabilities........       15,549     (10,090)     30,966
      Changes in other non-current assets and long-term liabilities..........       (4,096)      2,346      (3,876)
                                                                               -----------  ----------  ----------
    Net cash provided (used) by continuing operations........................       26,507      (2,994)      1,099
    Net cash provided (used) by discontinued operations......................      --              486      (2,206)
                                                                               -----------  ----------  ----------
    Net cash provided (used) by operating activities.........................       26,507      (2,508)     (1,107)
                                                                               -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.......................................................      (43,569)    (12,144)     (8,362)
  Proceeds from equipment sold...............................................      --               17         229
  Cash paid for the Acquired Ciba Business...................................      (25,000)     --          --
  Deferred business acquisition costs, incurred in connection with the
    purchase of the Acquired Ciba Business...................................      --           (4,150)     --
  Cash paid for the Acquired Hercules Business...............................     (139,400)     --          --
  Proceeds from sale of the Chandler, Arizona manufacturing facility and
    certain related assets...................................................        1,560      27,294       2,294
  Proceeds from sale of discontinued resins business.........................      --            4,648       6,125
                                                                               -----------  ----------  ----------
    Net cash provided (used) by investing activities.........................     (206,409)     15,665         286
                                                                               -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt...................................      286,974       4,317         171
  Payments of long-term debt.................................................     (124,288)     (5,402)    (11,413)
  Proceeds of short-term debt, net...........................................       15,319      20,923       1,687
  Proceeds from issuance of common stock.....................................        3,702      48,741      --
  Payments of allowed claims pursuant to the Reorganization Plan.............      --          (78,144)     --
                                                                               -----------  ----------  ----------
    Net cash provided (used) by financing activities.........................      181,707      (9,565)     (9,555)
                                                                               -----------  ----------  ----------
Effect of exchange rate changes on cash and equivalents......................        2,341        (694)        (41)
                                                                               -----------  ----------  ----------
Net increase (decrease) in cash and equivalents..............................        4,146       2,898     (10,417)
Cash and equivalents at beginning of year....................................        3,829         931      11,348
                                                                               -----------  ----------  ----------
Cash and equivalents at end of year..........................................  $     7,975  $    3,829  $      931
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

    The accompanying consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Hexcel is a leading international developer and manufacturer of carbon fibers, industrial fabrics, and lightweight, high-performance composite materials, parts and structures for use in the commercial aerospace, space and defense, recreation, and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia, and South America. The Company is also a partner in one joint venture that markets composite materials in the U.S., and in another joint venture that manufactures and markets composite materials in Asia.

    As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. Accordingly, the accompanying consolidated balance sheet as of December 31, 1996, includes the financial position of the businesses acquired from Ciba on or before that date. The accompanying consolidated statements of operations, stockholders' equity and cash flows for 1996 include the results of operations and cash flows, respectively, of the businesses acquired from Ciba for the periods from the respective acquisition dates through December 31, 1996.

    In addition, as discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. Accordingly, the accompanying consolidated balance sheet as of December 31, 1996, includes the financial position of the businesses acquired from Hercules. The accompanying consolidated statements of operations, stockholders' equity and cash flows for 1996 include the results of operations and cash flows, respectively, of the businesses acquired from Hercules for the period from the acquisition date through December 31, 1996.

    CASH AND EQUIVALENTS

    Hexcel invests excess cash in investments with original maturities of less than three months. The investments consist of Eurodollar time deposits and are stated at cost, which approximates fair value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

    ACCOUNTS RECEIVABLE

    Accounts receivable were net of reserves for doubtful accounts of $6,625 and $2,603 as of December 31, 1996 and 1995, respectively.

    INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

    The Company depreciates property, plant and equipment over estimated useful lives. Accelerated and straight-line methods are used for financial statement purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

    INTANGIBLES AND OTHER ASSETS

    Goodwill and other purchased intangibles acquired in connection with the acquisition of businesses from Ciba are included in "intangibles and other assets" at cost, less accumulated amortization (see Note 6). Amortization is provided on a straight-line basis over an estimated economic life of 20 years from the date of acquisition.

    The carrying value of all long-term assets, including property, plant and equipment, goodwill, and other purchased intangibles, is evaluated annually in relation to the operating performance and estimated future cash flows of the underlying businesses, in order to determine if the carrying value exceeds the estimated recoverable value of the assets and a corresponding impairment loss should be recognized. As of December 31, 1996, the carrying value did not exceed the estimated recoverable value of these assets, and no impairment losses have been recognized.

    CURRENCY TRANSLATION

    The assets and liabilities of European subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in stockholders' equity. Realized gains and losses from currency exchange transactions were not material to the Company's consolidated results of operations in 1996, 1995 or 1994.

    REVENUE RECOGNITION

    Product sales are recognized on the date of shipment.

    RESEARCH AND TECHNOLOGY COSTS

    Research and technology costs of $16,742 in 1996, $7,618 in 1995 and $8,201 in 1994 were expensed as incurred, and are included in "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

    EARNINGS PER SHARE

    Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during each year. The computation on the fully diluted basis, which considers the exercise of stock options and the conversion of convertible subordinated notes and debentures, was antidilutive in 1996, 1995 and 1994.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    In 1996, Hexcel adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provide for the disclosure of pro forma net earnings and earnings per share as if the fair value method were used to account for stock-based employee compensation plans (see Note 14). Pursuant to SFAS 123, the Company has elected to continue to use the intrinsic value method to account for such plans in the accompanying consolidated financial statements, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25").

    RECLASSIFICATIONS

    Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 1996 presentation.

    ESTIMATES AND ASSUMPTIONS

    The accompanying consolidated financial statements and related notes reflect numerous estimates and assumptions made by the management of Hexcel. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures with respect to contingent assets and liabilities, and the reported amounts of revenues and expenses. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from the estimates used.

NOTE 2 -- BUSINESS ACQUISITIONS

    ACQUIRED CIBA BUSINESS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division (collectively, the "Acquired Ciba Business") at various dates through February 28, 1997. The Acquired Ciba Business is engaged in the manufacture and marketing of industrial fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, recreation, and general industrial markets. Product lines include industrial fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated components, as well as composite structures and interiors primarily for the commercial and military aerospace markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash;
(c) senior subordinated notes in an aggregate principal amount of $34,928, subject to certain adjustments (the "Senior Subordinated Notes"); and (d) senior demand notes in an aggregate principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes").

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED)
    As of December 31, 1996, Hexcel had delivered Senior Subordinated Notes to Ciba in an aggregate principal amount of $34,928, and with an aggregate fair value at date of issue of $31,902. Furthermore, in exchange for certain assets acquired between January 1, 1997 and February 28, 1997, from Ciba affiliates that continued to act as distributors for the Acquired Ciba Business throughout 1996 (the "Ciba Distributors"), the Company has subsequently undertaken to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,700. During 1996, the Company also delivered Senior Demand Notes to Ciba in an aggregate principal amount of $5,329. The Senior Demand Notes were presented for payment and paid in full prior to December 31, 1996.

    In connection with the purchase of the Acquired Ciba Business, Hexcel obtained a three-year revolving credit facility of up to $175,000 (the "Senior Secured Credit Facility") to: (a) fund the cash component of the purchase price;
(b) refinance outstanding indebtedness under certain U.S. and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Senior Secured Credit Facility was subsequently replaced with a new revolving credit facility in connection with the purchase of the Acquired Hercules Business.

    On February 21, 1997, Hexcel consented to an assignment by Ciba of Ciba's rights and obligations under the Strategic Alliance Agreement and related employment, governance, and other agreements (collectively, the "Alliance Agreements"). Under the terms of this consent, Ciba was authorized to assign its rights and obligations under the Alliance Agreements to Ciba Specialty Chemicals Holding Inc., a Swiss corporation, and Ciba Specialty Chemicals Corporation, a Delaware corporation (collectively, "CSC"). In connection with the assignment of these rights and obligations, all of the Hexcel common stock and Senior Subordinated Notes previously held by Ciba will be held by CSC.

    ACQUIRED HERCULES BUSINESS

    Hexcel acquired the assets of the composite products division of Hercules (the "Acquired Hercules Business") on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, recreation, and general industrial markets, was purchased for $135,000 in cash subject to certain post-closing adjustments. The adjusted purchase price was $139,400 as of December 31, 1996, but additional post-closing purchase price adjustments could arise in 1997.

    In connection with the purchase of the Acquired Hercules Business, Hexcel replaced the Senior Secured Credit Facility with a new revolving credit facility (the "Revolving Credit Facility"). As discussed in Note 7, the Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under the Senior Secured Credit Facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis (see Note 3).

    ASSETS ACQUIRED AND LIABILITIES ASSUMED OR INCURRED

    The acquisitions of the Acquired Ciba Business and the Acquired Hercules Business (collectively, the "Acquired Businesses"), have been accounted for using the purchase method, in accordance with

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED)
Accounting Principles Board Opinion No. 16, "Business Combinations" ("APBO 16"). The assets acquired and the liabilities assumed or incurred in 1996 were:

                                                                       ACQUIRED
                                                    ACQUIRED CIBA      HERCULES     TOTAL ACQUIRED
                                                       BUSINESS        BUSINESS       BUSINESSES
                                                    --------------  --------------  --------------
Estimated fair values of assets acquired:
  Accounts receivable.............................  $       53,861  $       16,819  $       70,680
  Inventories.....................................          63,048          22,289          85,337
  Property, plant and equipment...................         119,446         110,611         230,057
  Goodwill and other purchased intangibles........          48,539        --                48,539
  Other assets....................................           3,069             642           3,711
                                                    --------------  --------------  --------------
  Total assets acquired...........................         287,963         150,361         438,324
                                                    --------------  --------------  --------------
Estimated fair values of liabilities assumed or
  incurred:
  Accounts payable and accrued liabilities........          62,582           7,688          70,270
  Notes payable and capital lease obligations.....           4,743           2,774           7,517
  Deferred liabilities............................          14,233             499          14,732
                                                    --------------  --------------  --------------
  Total liabilities assumed or incurred...........          81,558          10,961          92,519
                                                    --------------  --------------  --------------
  Estimated fair values of net assets acquired....  $      206,405  $      139,400  $      345,805
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Purchase price:
  Cash............................................  $       25,000  $      139,400  $      164,400
  Senior Subordinated Notes issued to Ciba, at
    aggregate fair value..........................          31,902        --                31,902
  Senior Demand Notes issued to Ciba..............           5,329        --                 5,329
  Hexcel common stock issued to Ciba, valued at $8
    per share.....................................         144,174        --               144,174
                                                    --------------  --------------  --------------
  Aggregate purchase price........................  $      206,405  $      139,400  $      345,805
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------

    The acquisitions of the Acquired Businesses are subject to certain post-closing adjustments, including, among others, adjustments resulting from the acquisition of certain assets of the Ciba Distributors at various dates through February 28, 1997. In addition, the allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the purchase of the Acquired Hercules Business are based on current estimates of fair values, and are subject to change until June 27, 1997.

    PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The pro forma net sales, net loss and net loss per share of Hexcel for the years ended December 31, 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses and the related issuance of

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED) convertible subordinated notes (see Note 7) as if those transactions had occurred at the beginning of the periods presented, were:

                                                         1996            1995
                                                    --------------  --------------
Pro forma net sales...............................  $      798,515  $      771,325
Pro forma net loss................................         (21,191)        (10,189)
Pro forma net loss per share......................           (0.58)          (0.30)
                                                    --------------  --------------
                                                    --------------  --------------
Weighted average shares and equivalent shares used
  in computing pro forma net loss per share.......          36,303          33,764
                                                    --------------  --------------
                                                    --------------  --------------

NOTE 3 -- BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the Company's operations over a period of three years. In December of 1996, the Company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Businesses. The total expense of the business consolidation program is estimated to be approximately $58,000, including $42,370 of expenses incurred in 1996. The Company expects to incur the majority of the remaining expenses of approximately $16,000 in 1997. Cash expenditures for expenses and capital necessary to complete the business consolidation program are expected to total approximately $51,000, net of estimated proceeds from asset sales.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the Company's manufacturing operations in France, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- BUSINESS CONSOLIDATION (CONTINUED)
    Accrued business acquisition and consolidation costs for the year ended December 31, 1996, were as follows:

                                                     EMPLOYEE     FACILITY
                                                     SEVERANCE    CLOSURE &
                                                        AND       EQUIPMENT
                                                    RELOCATION   RELOCATION     OTHER      TOTAL
                                                    -----------  -----------  ---------  ----------
BALANCE AS OF JANUARY 1, 1996.....................      --           --          --          --
Business acquisition and consolidation expenses...   $  17,285    $  10,488   $  14,597  $   42,370
Liabilities assumed or incurred in business
  acquisitions....................................       7,104        2,497      --           9,601
Cash expenditures.................................      (5,306)      (1,109)     (5,164)    (11,579)
Non-cash usage, including asset write-downs.......      --           (6,678)     (8,357)    (15,035)
                                                    -----------  -----------  ---------  ----------
BALANCE AS OF DECEMBER 31, 1996...................   $  19,083    $   5,198   $   1,076  $   25,357
                                                    -----------  -----------  ---------  ----------
                                                    -----------  -----------  ---------  ----------

    Accrued business consolidation costs of $21,780 and $3,577 were included in "accrued liabilities" and "deferred liabilities," respectively, in the accompanying consolidated balance sheet as of December 31, 1996. These liabilities reflect a portion of the cash expenditures expected to be made in 1997 and 1998.

    Hexcel accrues the estimated costs of employee severance resulting from business consolidation activities on the date that each such activity is commenced and communicated to affected employees. The accrual of severance costs for employees of the Acquired Businesses are reflected as adjustments to the liabilities assumed or incurred in connection with the related acquisition. The accrual of all other severance costs are expensed. The costs of relocating employees in connection with business consolidation activities are either reflected as adjustments to the net assets acquired, in the case of the Acquired Businesses, or expensed as incurred.

    The consolidation program calls for the elimination of approximately 345 manufacturing, marketing and administrative positions at certain locations, partially offset by the addition of new positions at other locations. Approximately 75 positions were eliminated during 1996.

    The cash costs of closing facilities, relocating equipment and requalifying certain production processes used to manufacture aerospace products are generally expensed as incurred. The costs of writing down excess equipment and facilities to estimated disposal values are either reflected as adjustments to the net assets acquired, in the case of the Acquired Businesses, or expensed upon adoption of a disposal plan. The costs of certain environmental remediation and other activities required to dispose of excess land and buildings are accounted for in the same manner.

    Other business acquisition and consolidation costs consist of various compensation and benefit costs incurred in connection with the acquisition and consolidation of the Acquired Businesses, including $5,211 of costs incurred in the first quarter of 1996, as well as a provision to write down certain intangible assets and various other costs attributable to the integration of research, sales, marketing and administrative functions.

    During 1996, business consolidation activities were financed with operating cash flows and borrowings under the Revolving Credit Facility. Management expects that the cash expenditures to be incurred in connection with the consolidation program during 1997 and 1998 will approximate the savings generated by the program.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- INVENTORIES

    Inventories as of December 31, 1996 and 1995, were:

                                                       1996        1995
                                                    ----------  ----------
Raw materials.....................................  $   66,055  $   24,009
Work in progress..................................      45,469      13,688
Finished goods....................................      34,360      17,778
                                                    ----------  ----------
Inventories.......................................  $  145,884  $   55,475
                                                    ----------  ----------
                                                    ----------  ----------

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 1996 and 1995, were:

                                                       1996         1995
                                                    -----------  -----------
Land..............................................  $    19,253  $     2,349
Buildings.........................................      127,863       46,560
Equipment.........................................      321,057      154,671
                                                    -----------  -----------
Property, plant and equipment.....................      468,173      203,580
Less accumulated depreciation.....................     (141,390)    (117,625)
                                                    -----------  -----------
Net property, plant and equipment.................  $   326,783  $    85,955
                                                    -----------  -----------
                                                    -----------  -----------

NOTE 6 -- INTANGIBLES AND OTHER ASSETS

    Intangibles and other assets as of December 31, 1996 and 1995, were:

                                                       1996        1995
                                                    ----------  ----------
Goodwill and other purchased intangibles, net of
  accumulated amortization of $2,074 as of
  December 31, 1996...............................  $   47,692      --
Debt financing costs, net of accumulated
  amortization of $877 and $529 as of December 31,
  1996 and 1995, respectively.....................       5,915  $    1,658
Investments in joint ventures.....................       1,450       6,615
Deferred business acquisition costs...............      --           4,150
Other assets......................................       2,965       4,169
                                                    ----------  ----------
Intangibles and other assets......................  $   58,022  $   16,592
                                                    ----------  ----------
                                                    ----------  ----------

    GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill and other purchased intangibles, including certain intellectual property, were acquired in connection with the purchase of the Acquired Ciba Business (see Note 2).

    DEBT FINANCING COSTS

    Debt financing costs are deferred and amortized over the life of the related debt. Unamortized debt financing costs as of December 31, 1996, relate to the Revolving Credit Facility obtained in June of 1996, and to the convertible subordinated notes issued in July of 1996 (see Notes 2 and 7). Unamortized debt

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- INTANGIBLES AND OTHER ASSETS (CONTINUED) financing costs as of December 31, 1995, relate to debt obligations that were extinguished on February 29, 1996, in connection with the purchase of the Acquired Ciba Business (see Note 2). Accordingly, the unamortized balance of such costs was written off by a charge to "interest expense" during the first quarter of 1996.

    INVESTMENTS IN JOINT VENTURES

    As of December 31, 1996, Hexcel owned a 40% equity interest in Hexcel-Fyfe, L.L.C. ("Hexcel-Fyfe"), a joint venture with Fyfe Associates Corporation, and a 43% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). On December 31, 1996, the Company sold its 50% equity interest in Knytex Company, L.L.C. to the joint venture partner, Owens-Corning Corporation, for net cash proceeds that approximated the Company's investment.

    Investments in joint ventures are accounted for by the equity method. Equity in the earnings of joint ventures were not material to Hexcel's consolidated results of operations for 1996, 1995 or 1994.

    The DHL joint venture, which owns and operates a manufacturing facility in Komatsu, Japan, was formed in 1990 for the production and sale of Nomex honeycomb, prepregs and decorative laminates for the Japanese market. During 1994, the economic viability of this joint venture became questionable, due to a significant decline in the demand for commercial aircraft components, including components manufactured in Japan, as well as uncertainties about obtaining necessary product qualifications from aerospace customers in a difficult economic environment. Consequently, Hexcel and DIC began to evaluate various proposals to liquidate or restructure DHL, and the Company recorded an $8,000 provision in the third quarter of 1994 to reflect its obligation to reimburse DIC for 50% of DIC's repayment of the venture's bank debt in the event of liquidation.

    In February of 1995, Hexcel and DIC entered into an amendment to the original joint venture agreements to provide additional funding to DHL in return for a limitation of the Company's potential liability to DIC with respect to the repayment of the venture's bank debt. The Company's potential liability was limited to a maximum of $9,000, which amount was to be reduced pro rata by any cash contributions the Company made to the joint venture in 1995 and 1996. Under the terms of this amendment, the Company and DIC each agreed to contribute $4,500 in cash to DHL, payable in installments in 1995 and 1996, and the Company agreed to reduce its 50% interest in the venture in favor of DIC. As a result of these cash contributions, the Company's potential liability to DIC was reduced to $4,500 as of December 31, 1996, and the Company's interest in DHL was reduced to approximately 43%.

    During the third quarter of 1996, Hexcel and DIC met to discuss the future potential and funding of the DHL joint venture. During 1995 and 1996, the joint venture had succeeded in obtaining a broad complement of product qualifications from its customers and the demand for its products in Japan had begun to increase. In December of 1996, Hexcel and DIC reached an agreement in principle to continue the DHL joint venture and expand its operations. The Company and DIC have agreed to fund the joint venture's operations in 1997 and 1998 by each contributing an additional $3,250 in cash, payable in installments through 1998. In addition, the Company and DIC will contribute certain additional technology and product manufacturing rights to DHL. Under the terms of the agreement in principle, the Company remains potentially obligated to repay DIC up to $4,500 with respect to DHL's bank debt, but the probability that such repayment will be required has diminished as a result of the improvement in the venture's business prospects. Recognizing that the turnaround of DHL is not yet complete, the Company's

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- INTANGIBLES AND OTHER ASSETS (CONTINUED)
$3,500 share of the estimated cost to fund the venture's operations and eliminate its accumulated deficit is accrued in the accompanying consolidated balance sheet as of December 31, 1996.

    DEFERRED BUSINESS ACQUISITION COSTS

    Deferred business acquisition costs as of December 31, 1995, consisted of certain transaction-related costs incurred in connection with the purchase of the Acquired Ciba Business. These costs were allocated to the net assets acquired as of the acquisition date, in accordance with the provisions of APBO 16.

NOTE 7 -- NOTES PAYABLE

    Notes payable, capital lease obligations and indebtedness to related parties as of December 31, 1996 and 1995, were:

                                                       1996        1995
                                                    ----------  ----------
Revolving Credit Facility.........................  $   98,656      --
U.S. credit facility..............................      --      $   30,091
European Credit and Overdraft Facilities..........      23,405      17,806
Convertible Subordinated Notes, due 2003..........     114,500      --
Convertible Subordinated Debentures, due 2011.....      25,625      25,625
Obligations Under IDRB Variable Rate Demand
  Notes...........................................       8,450      11,990
Various notes payable.............................       1,212       1,415
                                                    ----------  ----------
Total notes payable...............................     271,848      86,927
Capital lease obligations (see Note 8)............       6,906       3,217
Senior Subordinated Notes Payable to CSC, net of
  unamortized discount of $2,666 as of December
  31, 1996........................................      32,262      --
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  311,016  $   90,144
                                                    ----------  ----------
                                                    ----------  ----------
Notes payable and current maturities of long-term
  liabilities.....................................  $   23,835  $    1,802
Long-term notes payable and capital lease
  obligations, less current maturities............     254,919      88,342
Indebtedness to related parties...................      32,262      --
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  311,016  $   90,144
                                                    ----------  ----------
                                                    ----------  ----------

    REVOLVING CREDIT FACILITY

    In connection with the acquisition of the Acquired Hercules Business on June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance outstanding indebtedness under the Senior Secured Credit Facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility initially provided for up to $310,000 of borrowing capacity. However, as a result of the Company's issuance of convertible subordinated notes in July of 1996, maximum availability under the Revolving Credit Facility was reduced from $310,000 to $254,600, in accordance with the terms of that facility.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    Interest on outstanding borrowings under the Revolving Credit Facility is computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility is subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility and a letter of credit fee of up to 0.4% per annum on the outstanding face amount of letters of credit. As of December 31, 1996, letters of credit with an aggregate face amount of $12,555 were outstanding under the Revolving Credit Facility.

    The Revolving Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Revolving Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock. The Revolving Credit Facility expires in February of 1999.

    The Revolving Credit Facility replaced the Senior Secured Credit Facility, which had previously replaced certain U.S. and European credit facilities that were available to the Company and in use as of December 31, 1995. As a result of the extinguishment of the Senior Secured Credit Facility, Hexcel wrote off $1,800 of capitalized debt financing costs in the second quarter of 1996. The Company wrote off $1,600 of capitalized debt financing costs in the first quarter of 1996 in connection with the extinguishment of certain U.S. and European credit facilities. Both write-offs are included in "interest expense" in the accompanying consolidated statement of operations for 1996.

    EUROPEAN CREDIT AND OVERDRAFT FACILITIES

    In addition to the Revolving Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local lenders. These credit and overdraft facilities, which are only available to finance certain activities by specific subsidiaries, are primarily uncommitted facilities that are terminable at the discretion of the lenders. The credit and overdraft facilities in use by the Company's European subsidiaries as of December 31, 1996, other than the Revolving Credit Facility, bear interest at rates between 3.5% and 9.1% per year.

    CONVERTIBLE SUBORDINATED NOTES, DUE 2003

    In July of 1996, Hexcel completed an offering of $114,500 in convertible subordinated notes due 2003 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share, subject to adjustment under certain conditions. Net proceeds of $111,351 from this offering were used to repay outstanding borrowings under the Revolving Credit Facility.

    The Convertible Subordinated Notes are redeemable beginning in August of 1999, in whole or in part, at the option of Hexcel. The redemption prices range from 103.5% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

    CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2011

    The 7% convertible subordinated debentures, due 2011, are redeemable by Hexcel under certain provisions, although any such redemption is restricted by the terms of the Revolving Credit Facility. Mandatory redemption is scheduled to begin in 2002 through annual sinking fund requirements. The

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
debentures are convertible prior to maturity into common stock of the Company at $30.72 per share, subject to adjustment under certain conditions.

    OBLIGATIONS UNDER IDRB VARIABLE RATE DEMAND NOTES

    Hexcel has various industrial development revenue bonds ("IDRBs") outstanding, all of which mature at various dates after 2001. The IDRBs are guaranteed by bank letters of credit issued under the Revolving Credit Facility. The interest rates on the IDRBs are variable and averaged 4.2% in 1996, 6.2% in 1995 and 3.9% in 1994.

    SENIOR SUBORDINATED NOTES PAYABLE TO CSC

    In connection with the purchase of the Acquired Ciba Business, Hexcel has delivered Senior Subordinated Notes to Ciba in an aggregate principal amount of $34,928. As discussed in Note 2, Hexcel has consented to an assignment by Ciba of Ciba's rights and obligations under the Alliance Agreements to CSC. In connection with the assignment of these rights and obligations, the Senior Subordinated Notes that were previously payable to Ciba will be payable to CSC.

    At the date of issue, the aggregate fair value of the Senior Subordinated Notes was $31,902, or $3,026 less than the aggregate principal amount. The original discount of $3,026 reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. This discount, which is amortized over the life of the Senior Subordinated Notes, had an unamortized balance of $2,666 as of December 31, 1996.

    The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest for three years at a rate of 7.5% per annum, payable semiannually from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the purchase of the Acquired Ciba Business, and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003.

    As discussed in Note 9, Hexcel has various financial and other relationships with CSC. Accordingly, the Company's net indebtedness to CSC under the Senior Subordinated Notes has been classified as "indebtedness to related parties" in the accompanying consolidated balance sheet as of December 31, 1996.

    In accordance with the terms of the amended Strategic Alliance Agreement, Hexcel acquired certain assets of the Ciba Distributors between January 1, 1997 and February 28, 1997, in exchange for an undertaking to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,700 (see Note 2). Upon delivery of these additional Senior Subordinated Notes, the total aggregate principal amount of Senior Subordinated Notes payable to CSC will be approximately $37,600.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    AGGREGATE MATURITIES OF NOTES PAYABLE

    Aggregate maturities of notes payable as of December 31, 1996, were:

Payable during years ending December 31:
  1997 (principally European credit and overdraft
    facilities)...................................  $  23,067
  1998............................................        487
  1999............................................     99,290
  2000............................................        147
  2001............................................        154
  2002 and thereafter.............................    148,703
                                                    ---------
    Total notes payable...........................  $ 271,848
                                                    ---------
                                                    ---------

    ESTIMATED FAIR VALUES OF NOTES PAYABLE

    The Revolving Credit Facility, the Obligations Under IDRB Variable Rate Demand Notes, and substantially all of the various European credit facilities and other notes payable outstanding as of December 31, 1996, are variable-rate debt obligations. Accordingly, management believes that the estimated fair value of each of these debt obligations approximates the respective book value.

    The aggregate fair values of the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, are estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. The aggregate fair value of the Convertible Subordinated Notes, due 2003, was approximately $141,700 as of December 31, 1996. The aggregate fair value of the Convertible Subordinated Debentures, due 2011, was approximately $24,000 and $21,800 as of December 31, 1996 and 1995, respectively.

    INTEREST PAYMENTS

    Interest payments were $14,061 in 1996, $8,345 in 1995 and $3,909 in 1994.
No interest was capitalized in 1996, 1995 or 1994.

NOTE 8 -- LEASING ARRANGEMENTS

    Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1996 and 1995, were:

                                                      1996       1995
                                                    ---------  ---------
Property, plant and equipment.....................  $  11,572  $   7,205
Less accumulated depreciation.....................     (2,927)    (2,611)
                                                    ---------  ---------
Net property, plant and equipment.................  $   8,645  $   4,594
                                                    ---------  ---------
                                                    ---------  ---------
Capital lease obligations.........................  $   6,906  $   3,217
Less current maturities...........................       (768)      (313)
                                                    ---------  ---------
Long-term capital lease obligations, net..........  $   6,138  $   2,904
                                                    ---------  ---------
                                                    ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- LEASING ARRANGEMENTS (CONTINUED)
    Certain sales and administrative offices, data processing equipment, and manufacturing facilities are leased under operating leases. Rental expenses under operating leases were $4,623 in 1996, $2,871 in 1995 and $3,675 in 1994.

    Future minimum lease payments as of December 31, 1996, were:

                                                        TYPE OF LEASE
                                                    ----------------------
                                                     CAPITAL    OPERATING
                                                    ---------  -----------
Payable during years ending December 31:
  1997............................................  $   1,322   $   4,297
  1998............................................        959       2,811
  1999............................................        959       2,312
  2000............................................        872       1,569
  2001............................................        557         533
  2002 and thereafter.............................      7,164       1,450
                                                    ---------  -----------
    Total minimum lease payments..................  $  11,833   $  12,972
                                                    ---------  -----------
                                                    ---------  -----------

    Total minimum capital lease payments include $4,927 of imputed interest.

NOTE 9 -- RELATED PARTIES

    In connection with the purchase of the Acquired Ciba Business, Hexcel delivered 18,022 newly issued shares of Hexcel common stock to Ciba, representing 49.9% of the Hexcel common stock issued and outstanding at that date. In addition, the Company and Ciba entered into the Alliance Agreements which currently provide for, among other things, the designation by Ciba of four of the Company's ten directors, and the approval of a majority of these four designated directors for the taking of certain significant actions by the Company. On February 21, 1997, the Company consented to an assignment by Ciba of Ciba's rights and obligations under the Alliance Agreements to CSC. In connection with the assignment of these rights and obligations, all of the Hexcel common stock previously held by Ciba will be held by CSC.

    As discussed in Notes 2 and 7, Hexcel has delivered Senior Subordinated Notes in an aggregate principal amount of $34,928 to Ciba in connection with the purchase of the Acquired Ciba Business, and has undertaken to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,700 in connection with the acquisition of certain assets of the Ciba Distributors. In connection with the assignment of Ciba's rights and obligations under the Alliance Agreements, the Senior Subordinated Notes that were previously payable to Ciba will be payable to CSC. During 1996, the Company also delivered Senior Demand Notes to Ciba in an aggregate principal amount of $5,329. The Senior Demand Notes were presented for payment and paid in full prior to December 31, 1996. Aggregate interest expense on the Senior Subordinated Notes and the Senior Demand Notes was $2,715 in 1996.

    Hexcel purchases certain raw materials from various Ciba subsidiaries. In addition, the Company sells certain finished products to various Ciba subsidiaries, including the Ciba Distributors. The Company's aggregate purchases from Ciba subsidiaries for the period from March 1, 1996 through December 31, 1996, were $15,116. The Company's aggregate sales to Ciba subsidiaries for the same period were $32,408. These sales were primarily to the Ciba Distributors pursuant to a distribution agreement which expired February 28, 1997. In addition, the Company incurred $214 of expenses related to the Acquired Ciba Business that

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- RELATED PARTIES (CONTINUED)
are subject to reimbursement by Ciba under the terms of the Strategic Alliance Agreement. As of December 31, 1996, aggregate receivables from Ciba or Ciba subsidiaries included in "accounts receivable" in the accompanying consolidated balance sheet were $5,951. Aggregate payables to Ciba or Ciba subsidiaries included in "accounts payable" and "accrued liabilities" as of the same date were $1,812.

NOTE 10 -- RETIREMENT PLANS

    Hexcel maintains a retirement savings and contribution plan and a defined benefit pension plan covering most U.S. employees, except for certain employees with union affiliations. In addition, the Company maintains a separate retirement savings plan available to certain U.S. employees with union affiliations, and contributes to a union sponsored multi-employer pension plan covering these same employees. The Company also maintains various retirement plans covering certain European employees, as well as defined benefit retirement plans for eligible senior executives and directors. The net expense to the Company of all of these retirement plans was $9,107 in 1996, $2,768 in 1995 and $2,443 in 1994.

    Under the U.S. retirement savings and contribution plan, eligible employees may contribute up to 16% of their compensation to an individual retirement savings account. Hexcel makes matching contributions to individual retirement savings accounts equal to 50% of employee contributions, not to exceed 3% of employee compensation. Furthermore, the Company makes profit sharing contributions of up to an additional 4% of employee compensation when the Company meets or exceeds certain performance targets established by the Board of Directors. Matching contributions to the U.S. retirement savings and contribution plan were $2,160 for 1996, $1,290 for 1995 and $1,039 for 1994. The profit sharing contribution for 1996 was $3,236. There were no profit sharing contributions for 1995 or 1994.

    The U.S. defined benefit pension plan is a career average pension plan covering both hourly and salaried employees. Benefits are based on years of service and the annual compensation of the employee. Hexcel's funding policy is to contribute the minimum amount required by applicable regulations.

    Hexcel maintains a separate retirement savings plan available to certain U.S. employees of the composite structures business acquired from Ciba on February 29, 1996. Under this plan, employees may contribute up to 14% of their compensation to an individual retirement savings account. There are no matching or profit sharing contributions. In addition, the Company participates in a union sponsored multi-employer pension plan covering these same employees. The Company's contribution to this plan for 1996 was $731.

    On May 30, 1996, Hexcel assumed responsibility for various defined benefit retirement plans covering the employees of an Austrian subsidiary acquired from Ciba on that date. On January 1, 1997, the Company established a defined benefit retirement plan covering the employees of a United Kingdom subsidiary acquired from Ciba on February 29, 1996. Prior to 1997, the employees of this subsidiary participated in a defined benefit retirement plan provided by Ciba. The Company's other European subsidiaries participate in government retirement programs which cover substantially all of the employees of those subsidiaries.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT PLANS (CONTINUED)
    The net periodic cost of Hexcel's defined benefit pension and retirement plans for the years ended December 31, 1996, 1995 and 1994, were:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
Service cost--benefits earned during the year.....  $   2,515  $     661  $     753
Interest cost on projected benefit obligation.....        778        660        706
Return on assets--actual..........................       (586)    (1,103)        33
Net amortization and deferral.....................        273      1,260        (88)
                                                    ---------  ---------  ---------
Net periodic cost.................................  $   2,980  $   1,478  $   1,404
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The actuarial present value of benefit obligations and the funded status of Hexcel's defined benefit pension and retirement plans as of December 31, 1996 and 1995, were:

                                                      1996       1995
                                                    ---------  ---------
Actuarial present value of benefit obligation:
  Vested benefit obligation.......................  $  11,842  $   8,047
  Non-vested benefit obligation...................        473      1,281
                                                    ---------  ---------
Accumulated benefit obligation....................  $  12,315  $   9,328
                                                    ---------  ---------
                                                    ---------  ---------
Projected benefit obligation for service rendered
  to date.........................................  $  14,564  $  10,985
Less plan assets at fair value (primarily listed
  stocks, insurance contracts and government
  bonds)..........................................     (8,379)    (5,117)
                                                    ---------  ---------
Projected benefit obligation in excess of plan
  assets..........................................      6,185      5,868
Unrecognized net loss.............................       (157)    (2,176)
Unrecognized prior service costs..................     (1,215)      (240)
Unrecognized net transition obligation being
  recognized over 15 years........................       (212)      (255)
Adjustment required to recognize minimum pension
  liability.......................................     --          1,014
                                                    ---------  ---------
Defined benefit pension and retirement
  liability.......................................      4,601      4,211
Less current portion of pension and retirement
  liability.......................................     (2,395)    (1,780)
                                                    ---------  ---------
                                                    ---------  ---------
Deferred pension and retirement liability (see
  Note 13)........................................  $   2,206  $   2,431
                                                    ---------  ---------
                                                    ---------  ---------

    Assumptions used to estimate the actuarial present value of benefit obligations as of December 31, 1996, 1995 and 1994, were:

                                                       1996         1995         1994
                                                       -----        -----        -----
U.S. defined benefit pension and retirement plans:
  Discount rate...................................         7.5%         7.0%         8.0%
  Rate of increase in compensation................         4.5%         4.0%         4.0%
  Expected long-term rate of return on plan
    assets........................................         9.0%         9.5%         9.5%

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT PLANS (CONTINUED)

                                                        1996
                                                    -------------
European defined benefit retirement plans:
  Discount rates..................................   6.5% - 7.5%
  Rates of increase in compensation...............   2.0% - 4.5%
  Expected long-term rates of return on plan
    assets........................................   6.5% - 9.0%

NOTE 11 -- POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    Hexcel provides certain postretirement health care and life insurance benefits to eligible retirees. Substantially all U.S. employees hired on or before December 31, 1995, are eligible for benefits, as well as certain U.S. employees hired on February 29, 1996, in connection with the purchase of the Acquired Ciba Business, and on June 27, 1996, in connection with the purchase of the Acquired Hercules Business. Effective January 1, 1996, the Company amended its postretirement benefit program to eliminate any benefits for employees hired after December 31, 1995, other than senior executives and certain employees hired in connection with business acquisitions.

    Benefits are available to eligible employees who retire on or after age 58 after rendering at least 15 years of service to Hexcel, including years of service rendered to the Acquired Ciba Business or the Acquired Hercules Business prior to the dates of acquisition. Benefits consist of coverage of up to 50% of the annual cost of certain health insurance plans, as well as annual life insurance coverage equal to 65% of the final base pay of the retiree until the age of 70. Upon reaching 70 years of age, life insurance coverage is reduced. Effective January 1, 1996, Hexcel amended its postretirement benefit program to limit health care benefit coverage to selected health insurance plans for the majority of active employees.

    Hexcel funds postretirement health care and life insurance benefit costs on a pay-as-you-go basis and, for 1996, 1995 and 1994, made benefit payments of approximately $400, $600 and $400, respectively. Net defined postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994, were:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
Service cost--benefits earned during the year.....  $      80  $     279  $     389
Interest cost on accumulated postretirement
  benefit obligation..............................        701        780        915
Net amortization and deferral.....................       (222)      (201)    --
                                                    ---------  ---------  ---------
Net periodic postretirement benefit cost..........  $     559  $     858  $   1,304
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED) Defined postretirement benefit liabilities as of December 31, 1996 and 1995, were:

                                                      1996       1995
                                                    ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees........................................  $   7,302  $   6,766
  Fully eligible active plan participants.........      1,658      1,264
  Other active plan participants..................      1,031      3,726
                                                    ---------  ---------
                                                        9,991     11,756
Unrecognized prior service credit.................        890     --
Unrecognized net gain.............................      3,567      2,778
                                                    ---------  ---------
Defined postretirement benefit liability..........     14,448     14,534
Less current portion of postretirement benefit
  liability.......................................       (722)      (583)
                                                    ---------  ---------
Deferred postretirement benefit liability (see
  Note 13)........................................  $  13,726  $  13,951
                                                    ---------  ---------
                                                    ---------  ---------

    Two health care cost trend rates were used in measuring the accumulated postretirement benefit obligation. For indemnity health care costs, the assumed cost trend in 1997 was 10.0% for participants less than 65 years of age and 6.0% for participants 65 years of age and older, gradually declining to 5.0% for both age groups in the year 2002. For HMO health care costs, the assumed cost trend in 1997 was 7.0% for participants less than 65 years of age and 4.0% for participants 65 years of age and older, gradually declining to 5.0% and 4.0%, respectively, in the year 1999.

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 7.0% in 1995. The rate of increase in compensation used in determining the obligation was 4.5% in 1996 and 4.0% in 1995.

    If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of December 31, 1996 would be increased by 5.5%. The effect of this change on the sum of the service cost and interest cost would be an increase of 4.7%.

NOTE 12 -- INCOME TAXES

    NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1996, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $70,000 and net operating loss carryforwards for Belgium income tax purposes of approximately $22,000. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2011.

    As a result of the ownership change which occurred in connection with the purchase of the Acquired Ciba Business, a limitation on the utilization of NOL carryforwards in the U.S. was created. This utilization limitation, which applies to loss carryforwards generated prior to February 29, 1996, is estimated to be approximately $12,000 per year.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- INCOME TAXES (CONTINUED)
    PROVISION FOR INCOME TAXES

    As a result of the losses from continuing operations before income taxes incurred in recent years, including 1996, as well as the limitation on the utilization of net operating loss carryforwards for U.S. federal income tax purposes, there is uncertainty as to the realization of Hexcel's deferred income tax assets. Accordingly, the Company has not recognized any tax benefits attributable to the potential future realization of these assets in the accompanying consolidated statements of operations for 1996, 1995 or 1994.

    Income tax provisions of $3,436 in 1996, $3,313 in 1995 and $3,586 in 1994,
primarily reflect international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. The 1996 income tax provision is net of a $2,452 benefit from the favorable resolution of a U.S. federal tax audit.

    Income (loss) before income taxes and the tax provision for income taxes from continuing operations for the years ended December 31, 1996, 1995 and 1994, were:

                                                       1996       1995        1994
                                                    ----------  ---------  ----------
Income (loss) before income taxes:
  U.S.............................................  $  (11,956) $  (1,027) $  (24,745)
  International...................................      (3,798)     7,541         251
                                                    ----------  ---------  ----------
Total income (loss) before income taxes...........  $  (15,754) $   6,514  $  (24,494)
                                                    ----------  ---------  ----------
                                                    ----------  ---------  ----------
Benefit (provision) for income taxes:
Current:
  U.S.............................................  $    1,600  $    (197) $      (85)
  International...................................      (5,556)    (3,445)        108
                                                    ----------  ---------  ----------
Current benefit (provision) for income taxes......      (3,956)    (3,642)         23
                                                    ----------  ---------  ----------
Deferred:
  U.S.............................................      --         --          (2,226)
  International...................................         520        329      (1,383)
                                                    ----------  ---------  ----------
Deferred benefit (provision) for income taxes.....         520        329      (3,609)
                                                    ----------  ---------  ----------
Total provision for income taxes..................  $   (3,436) $  (3,313) $   (3,586)
                                                    ----------  ---------  ----------
                                                    ----------  ---------  ----------

    A reconciliation of the tax provision to the U.S. federal statutory income tax rate of 34% for the years ended December 31, 1996, 1995 and 1994, was:

                                                       1996       1995       1994
                                                    ----------  ---------  ---------
Benefit (provision) at U.S. federal statutory
  rate............................................  $    5,356  $  (2,215) $   8,328
U.S. state taxes, less federal tax benefit........         (21)       254       (244)
Impact of different international tax rates,
  adjustments to income tax accruals and other....       9,656       (492)    (3,837)
Valuation allowance...............................     (18,427)      (860)    (7,833)
                                                    ----------  ---------  ---------
Total provision for income taxes..................  $   (3,436) $  (3,313) $  (3,586)
                                                    ----------  ---------  ---------
                                                    ----------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- INCOME TAXES (CONTINUED)
    The Company paid income taxes of $8,911 in 1996, $3,864 in 1995 and $253 in 1994. The Company has made no U.S. income tax provision for approximately $30,200 of undistributed earnings of international subsidiaries as of December 31, 1996. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

    DEFERRED INCOME TAXES

    Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1996 and 1995, were:

                                                       1996        1995
                                                    ----------  ----------
Accelerated depreciation and amortization.........  $   13,646  $   10,473
Accrued business acquisition and consolidation
  expenses........................................      (5,759)     --
Net operating loss carryforwards..................     (33,922)    (27,562)
Reserves and other, net...........................     (40,965)    (30,964)
Valuation allowance...............................      68,433      50,006
                                                    ----------  ----------
Deferred tax liability (see Note 13)..............  $    1,433  $    1,953
                                                    ----------  ----------
                                                    ----------  ----------

NOTE 13 -- DEFERRED LIABILITIES

    Deferred liabilities as of December 31, 1996 and 1995, were:

                                                      1996       1995
                                                    ---------  ---------
Deferred liability for business consolidation
  activities (see Note 3).........................  $   3,577     --
Deferred liability for DIC-Hexcel Limited (see
  Note 6).........................................      3,500  $   3,500
Deferred pension and retirement liability (see
  Note 10)........................................      2,206      2,431
Deferred postretirement benefit liability (see
  Note 11)........................................     13,726     13,951
Deferred tax liability (see Note 12)..............      1,433      1,953
Deferred liability for environmental remediation
  activities (see Note 15)........................      7,070      2,300
Other.............................................     14,902      3,266
                                                    ---------  ---------
Deferred liabilities..............................  $  46,414  $  27,401
                                                    ---------  ---------
                                                    ---------  ---------

NOTE 14 -- STOCKHOLDERS' EQUITY AND STOCK-BASED INCENTIVE PLANS

    STOCKHOLDERS' EQUITY

    In February of 1996, Hexcel's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Hexcel common stock from 40,000 to 100,000. There were 36,561 and 18,091 shares of Hexcel common stock issued and outstanding as of December 31, 1996 and 1995, respectively. The increase in the number of issued and outstanding shares during 1996 is primarily attributable to the delivery of 18,022 newly issued shares of Hexcel common stock to Ciba on February 29, 1996, in connection with the purchase of the Acquired Ciba Business (see Note 2).

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCKHOLDERS' EQUITY AND STOCK-BASED INCENTIVE PLANS (CONTINUED)
    In May of 1996, Hexcel's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Hexcel preferred stock from 1,500 to 20,000, but no such shares have been issued.

    Hexcel did not declare or pay any dividends in 1996, 1995 or 1994. The Board of Directors suspended dividend payments beginning in 1993, and such payments are generally prohibited by the Revolving Credit Facility (see Note 7).

    STOCK-BASED INCENTIVE PLANS

    In February of 1996, Hexcel's stockholders approved an incentive stock plan (the "Incentive Stock Plan") which amended and restated certain prior stock plans into a combined plan. The Incentive Stock Plan authorizes the use of Hexcel common stock for use by the Company in providing a variety of stock-based incentive awards to eligible employees, officers, directors and consultants. The Incentive Stock Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards. On January 30, 1997, the Board of Directors amended and restated the Incentive Stock Plan and increased by 3,850 the aggregate number of shares of Hexcel common stock available for use under the Incentive Stock Plan, subject to stockholder approval. Accordingly, the aggregate number of shares of Hexcel common stock available for future stock-based incentive awards under the Incentive Stock Plan, subect to stockholder approval, was increased to 4,013 at that date.

    In December of 1996, the Board of Directors authorized the adoption of a management stock purchase plan (the "Management Stock Purchase Plan"), subject to stockholder approval. The Management Stock Purchase Plan would authorize an aggregate of 150 shares of Hexcel common stock for use by the Company in providing stock-based incentive awards to senior executives and certain key management employees.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCKHOLDERS' EQUITY AND STOCK-BASED INCENTIVE PLANS (CONTINUED) Stock option data for the three years ended December 31, 1996, 1995 and
1994, were:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                     NUMBER OF    EXERCISE
                                                      SHARES        PRICE
                                                    -----------  -----------
Options outstanding at January 1, 1994............         534    $   12.43
Options granted...................................      --           --
Options exercised.................................      --           --
Options expired or canceled.......................         (66)   $   12.96
                                                    -----------  -----------
Options outstanding at December 31, 1994..........         468    $   12.37
Options granted...................................         787    $    5.63
Options exercised.................................          (1)   $    7.56
Options expired or canceled.......................        (240)   $   11.80
                                                    -----------  -----------
Options outstanding at December 31, 1995..........       1,014    $    7.27
Options granted...................................       1,577    $   12.69
Options exercised.................................        (447)   $    9.40
Options expired or canceled.......................         (85)   $   11.45
                                                    -----------  -----------
Options outstanding at December 31, 1996..........       2,059    $   10.36
                                                    -----------  -----------
                                                    -----------  -----------
Options exercisable at December 31, 1994..........         468    $   12.37
Options exercisable at December 31, 1995..........         251    $   12.32
Options exercisable at December 31, 1996..........         841    $    8.64

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                   -------------------------------------------  --------------------------
                                                                                    WEIGHTED                    WEIGHTED
                                                    NUMBER OF   WEIGHTED AVERAGE     AVERAGE      NUMBER OF      AVERAGE
                                                     OPTIONS     REMAINING LIFE     EXERCISE       OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES                           OUTSTANDING     (IN YEARS)         PRICE      EXERCISABLE      PRICE
-------------------------------------------------  -----------  -----------------  -----------  -------------  -----------
$ 4.75 -  5.00...................................         240             5.6       $    4.75           240     $    4.75
$ 5.01 - 10.00...................................         450             8.6       $    6.06           247     $    6.21
$10.01 - 15.00...................................       1,263             8.9       $   12.40           310     $   12.43
$15.01 - 20.00...................................         103             7.1       $   16.74            41     $   16.25
$20.01 - 25.00...................................      --              --              --            --            --
$25.01 - 30.00...................................           2             1.0       $   27.48             2     $   27.48
$30.01 - 32.06...................................           1             2.1       $   32.06             1     $   32.06
                                                                           --
                                                   -----------                     -----------        -----    -----------
$ 4.75 - 32.06...................................       2,059             8.4       $   10.36           841     $    8.64
                                                                           --
                                                                           --
                                                   -----------                     -----------        -----    -----------
                                                   -----------                     -----------        -----    -----------

    In January of 1997, an additional 213 options were granted at exercise prices of $16.00 per share. These options vest and become exercisable in increments through 2000. In February of 1997, another 2,474 options were granted at exercise prices of $18.50 per share, subject to stockholder approval of the Incentive Stock Plan as amended and restated by the Board of Directors on January 30, 1997. These options vest and become exercisable in increments through 2006, subject to accelerated vesting under certain circumstances.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCKHOLDERS' EQUITY AND STOCK-BASED INCENTIVE PLANS (CONTINUED)
    In January of 1997, 61 short-term options were granted which expire 90 days after the date of grant. The holders of the short-term options are entitled to receive two additional "reload" options for each short-term option exercised. Consequently, as many as 122 additional options could be granted during the 90 day period ending April 30, 1997, in connection with the exercise of short-term options.

    As of December 31, 1996 and 1995, Hexcel had outstanding a total of 7 and 10 shares of restricted stock, respectively, which vest in increments through 1997. The holders of these shares are entitled to vote. In addition, as of December 31, 1996, the Company had outstanding a total of 286 performance accelerated restricted stock units ("PARS"). The PARS vest in increments through 2003, subject to accelerated vesting under certain circumstances. In January 1997, an additional 66 PARS were granted.

    PRO FORMA DISCLOSURES

    In 1996, Hexcel adopted the disclosure requirements of SFAS 123, which provide for the disclosure of pro forma net earnings and net earnings per share as if the fair value method were used to account for stock-based employee compensation plans. Pursuant to SFAS 123, the Company has elected to continue to use the intrinsic value method to account for the Incentive Stock Plan in the accompanying consolidated financial statements, in accordance with APBO 25.

    During 1996, the Company recognized $3,635 of compensation expense under the intrinsic value method resulting from stock options which vested in connection with the purchase of the Acquired Ciba Business. This compensation expense was based on the difference between the exercise price of the stock options granted and the market price of Hexcel common stock on the date that the Company's stockholders approved the Incentive Stock Plan under which these options were granted. The recognition of compensation expense in connection with these stock options resulted in a corresponding $3,635 increase in the additional paid-in capital of the Company.

    If compensation expense had been determined for stock options granted in 1996 and 1995 using the fair value method at the date of grant, consistent with the provisions of SFAS 123, Hexcel's pro forma net earnings and earnings per share would have been as follows:

                                                       1996       1995
                                                    ----------  ---------
Net income (loss), as reported....................  $  (19,190) $   2,733
Pro forma compensation adjustment.................         (43)    (1,029)
                                                    ----------  ---------
Pro forma net income (loss).......................  $  (19,233) $   1,704
                                                    ----------  ---------
                                                    ----------  ---------
Net income (loss) per share, as reported..........  $    (0.58) $    0.17
Pro forma compensation adjustment.................        0.02      (0.06)
                                                    ----------  ---------
Pro forma net income (loss) per share.............  $    (0.56) $    0.11
                                                    ----------  ---------
                                                    ----------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCKHOLDERS' EQUITY AND STOCK-BASED INCENTIVE PLANS (CONTINUED)

    The weighted average fair value of options granted during 1996 and 1995 were $12.75 and $5.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

Dividend yield...................................................    0.0%
Expected volatility..............................................    40.0%
Risk-free interest rate..........................................    6.2%
Expected term....................................................  4.7 Years

NOTE 15 -- CONTINGENCIES

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

    U.S. GOVERNMENT CLAIMS

    Hexcel, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. Under the direction of the Corporate Administrative Contracting Officer ("CACO"), the Defense Contract Audit Agency ("DCAA") reviews cost accounting and business practices of government contractors and subcontractors, including the Company. The Company has been engaged in discussions with the CACO and the DCAA regarding a number of cost accounting issues identified during the course of various audits performed by the DCAA. During the fourth quarter of 1996, the Company reached an agreement with the CACO and the DCAA that resolves the primary issues identified during the course of these audits. Under the terms of the agreement, the Company agreed to pay the U.S. federal government $1,314 in exchange for the irrevocable discharge of any claims with respect to the issues that were resolved.

    LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company estimates that its liability with respect to these sites is de minimis.

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for the environmental remediation of a manufacturing facility it

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- CONTINGENCIES (CONTINUED)
formerly owned and operated in Lodi, New Jersey. The Company's $2,600 estimate of the remaining cost to satisfy this consent order is accrued in the accompanying consolidated balance sheet as of December 31, 1996. While the Company believes that the actual remaining cost to remediate the Lodi facility should not exceed the amount that has been accrued, the current owner of the site has asserted that the remaining cost will be significantly in excess of that amount. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company is a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company is obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company's $5,550 estimate of its share of the cost is accrued in the accompanying consolidated balance sheet as of December 31, 1996.

    PRODUCT CLAIMS

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel Composites S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. Two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit for one year. The Company is investigating additional insurance coverage. Even if additional insurance coverage is not available, management believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 16 -- RAW MATERIALS, SIGNIFICANT CUSTOMERS, AND MARKETS

    Hexcel purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on sales and earnings.

    The Boeing Company and Boeing subcontractors accounted for approximately 22% of 1996 sales, 21% of 1995 sales and 22% of 1994 sales. The Airbus Industrie consortium and Airbus subcontractors accounted for approximately 10% of 1996 sales, and less than 10% of 1995 and 1994 sales. The loss of all or a significant portion of the business with Boeing or Airbus, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- RAW MATERIALS, SIGNIFICANT CUSTOMERS, AND MARKETS (CONTINUED)
    Net sales by market for the years ended December 31, 1996, 1995 and 1994, were:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
Commercial aerospace..............................         56%        45%        47%
Space and defense.................................         11         11         11
Recreation........................................         10          9          9
General industrial and other......................         23         35         33
                                                    ---------  ---------  ---------
Net sales.........................................        100%       100%       100%
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

NOTE 17 -- BUSINESS SEGMENT DATA

    Hexcel operates within a single business segment: Advanced Structural Materials. The following table summarizes certain financial data for continuing operations by geographic area as of December 31, 1996, 1995, and 1994, and for the years then ended:

                                                       1996        1995        1994
                                                    ----------  ----------  ----------
Net sales:
  U.S.............................................  $  394,524  $  197,665  $  185,544
  International...................................     300,727     152,573     128,251
                                                    ----------  ----------  ----------
  Consolidated....................................  $  695,251  $  350,238  $  313,795
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Income (loss) before income taxes:
  U.S.............................................  $   (2,934) $    2,912  $  (21,462)
  International...................................     (12,820)      3,602      (3,032)
                                                    ----------  ----------  ----------
  Consolidated....................................  $  (15,754) $    6,514  $  (24,494)
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Total assets:
  U.S.............................................  $  429,025  $  134,972  $  149,890
  International...................................     272,711      95,630      90,567
                                                    ----------  ----------  ----------
  Consolidated....................................  $  701,736  $  230,602  $  240,457
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Capital expenditures:
  U.S.............................................  $   27,217  $    7,729  $    6,022
  International...................................      16,352       4,415       2,340
                                                    ----------  ----------  ----------
  Consolidated....................................  $   43,569  $   12,144  $    8,362
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Depreciation and amortization:
  U.S.............................................  $   15,239  $    6,528  $    8,455
  International...................................      11,491       5,095       5,775
                                                    ----------  ----------  ----------
  Consolidated....................................  $   26,730  $   11,623  $   14,230
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------

    U.S. net sales include U.S. exports of $53,333 in 1996, $18,092 in 1995 and $14,008 in 1994.

    The international segment is comprised primarily of operations in Western Europe conducted by various European subsidiaries. International net sales consist of the net sales of these European subsidiaries, sold primarily in Europe.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 -- BUSINESS SEGMENT DATA (CONTINUED)
    To compute income (loss) before income taxes, Hexcel allocated administrative expenses to the international segment of $9,022 in 1996, $3,939 in 1995 and $3,283 in 1994.

NOTE 18 -- OTHER INCOME, NET

    Other income of $2,994 recognized in 1996 is largely attributable to the receipt of an additional $1,560 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets in 1994, and to the receipt of $1,054 in partial settlement of a claim arising from the sale of certain assets in 1991.

    Other income of $791 recognized in 1995 is largely attributable to the receipt of an additional $600 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets in 1994.

    Other income of $4,861 recognized in 1994 includes $15,900 of income arising from the disposition of the Chandler, Arizona manufacturing facility and certain related assets, partially offset by an $8,000 provision for the estimated cost of restructuring or liquidating DIC-Hexcel Limited (see Note 6) and a $2,900 provision for bankruptcy claim adjustments (see Note 19). Hexcel sold its Chandler, Arizona manufacturing facility and certain related assets, including technology, to Northrop Grumman Corporation ("Northrop") in the fourth quarter of 1994. Initial net cash proceeds of $2,294 and $26,694 were received in 1994 and the first quarter of 1995, respectively.

    Under the terms of the Chandler transaction, Hexcel retained a royalty-free, non-exclusive license to use the technology sold to Northrop in non-military applications. In addition, the Company will receive royalties from Northrop on certain applications of the technology by Northrop. The Company received additional cash proceeds of $600 in the third quarter of 1995 and $1,560 in the first quarter of 1996 due to the satisfaction of certain conditions of the transaction.

NOTE 19 -- BANKRUPTCY REORGANIZATION

    On January 12, 1995, the U.S. Bankruptcy Court for the Northern District of California entered an order dated January 10, 1995, confirming the First Amended Plan of Reorganization (the "Reorganization Plan") proposed by Hexcel and the Official Committee of Equity Security Holders (the "Equity Committee"). On February 9, 1995, the Reorganization Plan became effective and Hexcel Corporation (a Delaware corporation) emerged from the bankruptcy reorganization proceedings which had begun on December 6, 1993, when Hexcel filed a voluntary petition for relief under the provisions of Chapter 11 of the federal bankruptcy laws.

    The Reorganization Plan which became effective on February 9, 1995 provided for, among other things: (a) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased 1,946 shares of newly issued Hexcel common stock for $9,000 and loaned the Company $41,000 as an advance against the proceeds of a subscription rights offering for additional shares of Hexcel common stock; and (b) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7,156 shares of Hexcel common stock. The resulting cash proceeds of $33,098 were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1,590 shares of Hexcel common stock to Mutual Series,

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19 -- BANKRUPTCY REORGANIZATION (CONTINUED) the issuance of an additional 108 shares of Hexcel common stock to John J. Lee, the Company's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan.

    The Reorganization Plan provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets (see Note 18); (b) the $50,000 in cash received from Mutual Series in connection with the standby purchase agreement; and (c) borrowings under a $45,000 U.S. credit facility obtained on February 9, 1995. This $45,000 U.S. credit facility was subsequently replaced by the Senior Secured Credit Facility on February 29, 1996, which in turn was replaced by the Revolving Credit Facility on June 27, 1996 (see Notes 2 and 7).

    Professional fees and other costs directly related to bankruptcy proceedings were expensed as incurred, and have been reflected in the accompanying consolidated statements of operations as "bankruptcy reorganization expenses." Bankruptcy reorganization expenses consisted primarily of professional fees paid to legal and financial advisors of Hexcel, the Equity Committee and the Official Committee of Unsecured Creditors. In addition, these expenses included incentives for employees to remain with the Company for the duration of bankruptcy proceedings and the write-off of previously capitalized costs related to the issuance of prepetition debt.

NOTE 20 -- DISCONTINUED OPERATIONS

    In December of 1994, Hexcel sold its European resins operations for net cash proceeds of approximately $8,727. In October of 1995, the Company sold its U.S. resins operations for net cash proceeds that approximated the net book value of the assets sold.

    The sale of Hexcel's U.S. resins operations in 1995 completed the divestiture of the Company's resins business, which has been accounted for as a discontinued operation in the accompanying consolidated statements of operations and cash flows for 1995 and 1994. The net sales of the discontinued resins business were $6,944 and $30,691 in 1995 and 1994, respectively.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 21 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the years ended December 31, 1996 and 1995, were:

                                                      FIRST       SECOND      THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                    ----------  ----------  ----------  ----------
1996
Net sales.........................................  $  126,418  $  166,770  $  189,542  $  212,521
Gross margin......................................      26,783      35,188      35,813      43,525
Operating income (loss)...........................       6,787     (17,612)      8,931       7,677
Net income (loss).................................       1,848     (23,667)        346       2,283

Primary and fully diluted net income (loss) per
  share and equivalent share......................  $     0.07  $    (0.65) $     0.01  $     0.06

Dividends per share...............................      --          --          --          --
Market price:
  High............................................  $    13.13  $    16.00  $    20.00  $    19.88
  Low.............................................       10.63       11.50       12.75       15.75

1995
Net sales.........................................  $   85,155  $   91,023  $   81,366  $   92,694
Gross margin......................................      14,795      18,055      15,888      18,352
Operating income..................................       2,629       5,949       5,130       4,849
Income (loss) from continuing operations..........      (2,369)      1,950       1,561       2,059
Loss from discontinued operations.................        (112)       (185)       (171)     --
Net income (loss).................................      (2,481)      1,765       1,390       2,059

Primary and fully diluted income (loss) per share
  and equivalent share:
  Continuing operations...........................  $    (0.27) $     0.11  $     0.09  $     0.11
  Discontinued operations.........................       (0.01)      (0.01)      (0.01)     --
  Net income (loss)...............................       (0.28)       0.10        0.08        0.11

Dividends per share...............................      --          --          --          --
Market price:
  High............................................  $     6.63  $     7.25  $    12.25  $    11.25
  Low.............................................        4.25        4.50        7.25        8.25

    Results for 1996 include business acquisition and consolidation expenses of $5,211 in the first quarter, $29,209 in the second quarter, $1,382 in the third quarter and $6,568 in the fourth quarter (see Note 3). In addition, first quarter results include other income of $2,697 (see Note 18).

    Results for 1995 include bankruptcy reorganization expenses of $2,125 in the first quarter, $826 in the second quarter and $410 in the third quarter (see
Note 19).