Form 10-Q
period 1997-03-30
HEXCEL CORP /DE/
filed 1997-05-13
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                               ------------------------

                                      FORM 10-Q
                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended March 30, 1997

                                          or
            / / Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
         For the transition period from               to
                                       ---------------   --------------

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a US Bankruptcy Court.
Yes  X    No
   ------   ------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                         OUTSTANDING AT MAY 2, 1997
         -----                         --------------------------
      COMMON STOCK                             36,618,734



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HEXCEL CORPORATION AND SUBSIDIARIES


                                       INDEX

                                                                          PAGE
 PART I.      FINANCIAL INFORMATION

              -  Condensed Consolidated Balance Sheets --
                 March 30, 1997 and December 31, 1996                       2

              -  Condensed Consolidated Statements of
                 Operations -- The Quarters Ended
                 March 30, 1997 and March 31, 1996                          3

              -  Condensed Consolidated Statements of
                 Cash Flows -- The Quarters Ended
                 March 30, 1997 and March 31, 1996                          4

              -  Notes to Condensed Consolidated
                 Financial Statements                                       5

              -  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                10


 PART II.     OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                    15


SIGNATURES                                                                 16

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                               UNAUDITED
                                                     ---------------------------
                                                     MARCH 30,    December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     1997            1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and equivalents                               $     431      $   7,975
  Accounts receivable                                  166,393        151,263
  Inventories                                          155,138        145,884
  Prepaid expenses                                       6,153         11,809
--------------------------------------------------------------------------------

  Total current assets                                 328,115        316,931
--------------------------------------------------------------------------------

Property, plant and equipment                          466,191        468,173
Less accumulated depreciation                         (146,969)      (141,390)
--------------------------------------------------------------------------------

  Net property, plant and equipment                    319,222        326,783
--------------------------------------------------------------------------------

Intangibles and other assets                            57,527         58,022
--------------------------------------------------------------------------------

  Total assets                                       $ 704,864      $ 701,736
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                         $  18,713      $  23,835
  Accounts payable                                      74,071         73,117
  Accrued liabilities                                   80,158         91,860
--------------------------------------------------------------------------------

  Total current liabilities                            172,942        188,812
--------------------------------------------------------------------------------

Long-term notes payable and capital lease obligations  271,609        254,919
Indebtedness to related parties                         35,092         32,262
Deferred liabilities                                    41,350         46,414
--------------------------------------------------------------------------------

Stockholders' equity
  Common stock, $0.01 par value, 100,000 shares
    authorized, shares issued and outstanding of
    36,616 in 1997 and 36,561 in 1996                      366            366
  Additional paid-in capital                           261,237        259,592
  Accumulated deficit                                  (80,945)       (89,171)
  Cumulative currency translation adjustment             3,213          8,542
--------------------------------------------------------------------------------

  Total stockholders' equity                           183,871        179,329
--------------------------------------------------------------------------------

  Total liabilities and stockholders' equity         $ 704,864      $ 701,736
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------
                                                                   UNAUDITED
                                                            ------------------------
                                                            MARCH 30,      March 31,
THE QUARTERS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)         1997           1996
-------------------------------------------------------------------------------------
Net sales                                                  $  214,009     $  126,418

Cost of sales                                                (167,120)       (99,635)
-------------------------------------------------------------------------------------

Gross margin                                                   46,889         26,783

Selling, general and administrative expenses                  (27,606)       (17,482)
Business acquisition and consolidation expenses                (2,899)        (5,211)
Other income, net                                                   -          2,697
-------------------------------------------------------------------------------------

Operating income                                               16,384          6,787
Interest expense                                               (5,688)        (3,633)
-------------------------------------------------------------------------------------

Income before income taxes                                     10,696          3,154
Provision for income taxes                                     (2,470)        (1,306)
-------------------------------------------------------------------------------------

        Net income                                         $    8,226     $    1,848
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Primary and fully diluted
        net income per share and equivalent share          $     0.22     $     0.07
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Weighted average shares and equivalent shares                  37,789         24,685
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------
                                                                                  UNAUDITED
                                                                           ------------------------
                                                                           MARCH 30,      March 31,
THE QUARTERS ENDED (IN THOUSANDS)                                               1997           1996
----------------------------------------------------------------------------------------------------

Net income                                                                $    8,226     $    1,848
Reconciliation to net cash provided (used) by continuing operations:
    Depreciation and amortization                                              8,433          4,454
    Working capital changes and other                                        (42,957)        (6,213)
----------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                     (26,298)            89
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                      (6,877)        (2,285)
    Proceeds from sale of investment in Knytex joint venture                   5,000              -
    Cash paid for the Acquired Ciba Business                                       -        (25,000)
    Proceeds from sale of Chandler, Arizona manufacturing facility and
        certain related assets and technology                                      -          1,560
----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                 (1,877)       (25,725)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                  39,530         26,544
    Payments of long-term debt                                               (16,615)        (1,092)
    Proceeds (payments) of short-term debt, net                               (3,850)           237
    Proceeds from issuance of common stock                                     1,132            765
----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                             20,197         26,454
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                          434             28
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                               (7,544)           846
Cash and equivalents at beginning of year                                      7,975          3,829
----------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $431       $  4,675
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

    The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the company as of March 30, 1997, and the results of operations and cash flows for the quarters ended March 30, 1997 and March 31, 1996. The condensed consolidated balance sheet of the company as of December 31, 1996 was derived from the audited 1996 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1996 Annual Report on Form 10-K.

    As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. Accordingly, the accompanying condensed consolidated balance sheets, statements of operations and cash flows include the financial position, results of operations and cash flows, respectively, of the businesses acquired from Ciba as of such dates and for such periods that these businesses were owned by the company.

    In addition, as discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules") on June 27, 1996. Accordingly, the accompanying condensed consolidated balance sheets, statements of operations and cash flows include the financial position, results of operations and cash flows, respectively, of the businesses acquired from Hercules as of such dates and for such periods that these businesses were owned by the company.


NOTE 2 - BUSINESS ACQUISITIONS AND CONSOLIDATION

ACQUIRED CIBA BUSINESS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division (collectively, the "Acquired Ciba Business") at various dates through February 28, 1997. The company acquired the assets and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash; (c) senior subordinated notes in an aggregate principal amount of approximately $37,650; and (d) senior demand notes in an aggregate principal amount of $5,329. The aggregate purchase price for the net assets acquired was approximately $209,100.

    On February 21, 1997, Hexcel consented to an assignment by Ciba of Ciba's rights and obligations under various agreements with the company. As a result of the assignment of these rights and obligations, the Hexcel common stock and the senior subordinated notes previously held by Ciba will be beneficially held by Ciba Specialty Chemicals Holding Inc., a Swiss corporation ("CSC").

ACQUIRED HERCULES BUSINESS

    Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules (the "Acquired Hercules Business") on June 27, 1996. The Acquired Hercules Business was purchased for $135,000 in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139,400 as of March 30, 1997, but additional post-closing purchase price adjustments could arise in 1997.

PRO FORMA FINANCIAL INFORMATION

    The pro forma net sales, net income and net income per share of Hexcel for the quarter ended March 31, 1996, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if they had occurred on January 1, 1996, were:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Pro forma net sales                                                 $  198,923
Pro forma net income                                                     2,222
Pro forma net income per share                                            0.06
--------------------------------------------------------------------------------
Weighted average shares and equivalent shares
   used in computing pro forma net income per share                     36,493
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December of 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Ciba Business and the Acquired Hercules Business. The total expense of the business consolidation program is estimated to be approximately $58,000, including $42,370 of expenses incurred in 1996 and $2,899 of expenses incurred in the first quarter of 1997. The company expects to incur the majority of the remaining expenses of approximately $13,000 during 1997.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions contemplated by the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the company's manufacturing operations in France, the consolidation of the company's US special process manufacturing activities, and the integration of sales, marketing and administrative resources.

    Management expects that the business consolidation program will take up to three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Based on Hexcel's experience with previous plant consolidations, compliance with these qualification requirements necessitates an approach to the consolidation of manufacturing facilities that generally requires two to three years to complete. Accordingly, the business consolidation program is not expected to be substantially complete until the end of 1998.

   Accrued business acquisition and consolidation costs for the quarter ended March 30, 1997 were as follows:


--------------------------------------------------------------------------------------
                                        EMPLOYEE      FACILITY
                                       SEVERANCE      CLOSURE &
                                          AND         EQUIPMENT
                                       RELOCATION     RELOCATION     OTHER     TOTAL
--------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1996        $  19,083       $  5,198    $  1,076  $25,357
   Business acquisition and
      consolidation expenses                 119          2,222         558    2,899
   Cash expenditures                      (1,019)        (2,458)       (437)  (3,914)
   Non-cash usage, including
      asset write-downs and
      currency translation effects          (212)          (278)       (202)    (692)
--------------------------------------------------------------------------------------
BALANCE AS OF MARCH 30, 1997           $  17,971       $  4,684    $    995  $23,650
--------------------------------------------------------------------------------------


    Approximately 75 positions were eliminated during 1996, and another 30 positions were eliminated during the first quarter of 1997.

    The $5,211 of business acquisition and consolidation expenses incurred in the first quarter of 1996 included $3,635 of compensation expense resulting from stock options that were granted in 1995 subject to stockholder approval and stock options which vested in connection with the acquisition of the Acquired Ciba Business.


NOTE 3 -- PROPOSED BUSINESS ACQUISITION

    On April 21, 1997, Hexcel announced that it has entered into an agreement to acquire selected assets and businesses of Fiberite, Inc. ("Fiberite") for approximately $300,000 in cash and the assumption of certain operating liabilities relating to the businesses to be acquired. Fiberite, headquartered in Tempe, Arizona, is engaged in the manufacture and marketing of advanced composite materials for commercial aerospace, space and defense, recreation, and general industrial markets. The lines of business to be acquired by the company include certain prepreg operations, as well as Fiberite's ablatives, carbon-carbon, molding compound and engineered components businesses. The proposed acquisition is expected to be completed during the third quarter of 1997, subject to customary conditions of closing and required regulatory approvals.

    In connection with this proposed acquisition, Hexcel has obtained a commitment for a new bank credit facility, the proceeds of which would be sufficient to fund the proposed acquisition, refinance certain existing indebtedness including the Revolving Credit Facility (see Note 5), and provide for the ongoing working capital and other financing requirements of the company.

NOTE 4 -- INVENTORIES

    Inventories as of March 30, 1997 and December 31, 1996 were:

--------------------------------------------------------------------------------
                                                       3/30/97       12/31/96
--------------------------------------------------------------------------------
Raw materials                                        $  77,750      $  66,055
Work in progress                                        43,291         45,469
Finished goods                                          34,097         34,360
--------------------------------------------------------------------------------
Total inventories                                    $ 155,138      $ 145,884
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 5 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

    Notes payable, capital lease obligations and indebtedness to related parties as of March 30, 1997 and December 31, 1996 were:

------------------------------------------------------------------------------------------
                                                                  3/30/97       12/31/96
------------------------------------------------------------------------------------------
Revolving credit facility                                       $  116,143     $   98,656
European credit and overdraft facilities                            18,270         23,405
Convertible subordinated notes, due 2003                           114,500        114,500
Convertible subordinated debentures, due 2011                       25,625         25,625
Obligations under IDRB variable rate demand notes                    8,450          8,450
Various notes payable                                                1,046          1,212
------------------------------------------------------------------------------------------
Total notes payable                                                284,034        271,848
Capital lease obligations                                            6,288          6,906
Senior subordinated notes payable to CSC, net of
   unamortized discount of $2,558 and $2,666 as of
   March 30, 1997 and December 31, 1996, respectively               35,092         32,262
------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                              $  325,414     $  311,016
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities   $   18,713     $   23,835
Long-term notes payable and capital lease obligations,
   less current maturities                                         271,609        254,919
Indebtedness to related parties                                     35,092         32,262
------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                              $  325,414     $  311,016
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

REVOLVING CREDIT FACILITY

    In connection with the acquisition of the Acquired Hercules Business on June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance certain outstanding indebtedness; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis. The Revolving Credit Facility initially provided for up to $310,000 of borrowing capacity. However, as a result of the company's issuance of convertible subordinated notes in July 1996, maximum availability under the Revolving Credit Facility was reduced from $310,000 to $254,600, in accordance with the terms of that facility.

    As of March 30, 1997, letters of credit with an aggregate face amount of $12,612 were outstanding under the Revolving Credit Facility.

SENIOR SUBORDINATED NOTES PAYABLE TO CSC

    In connection with the purchase of the Acquired Ciba Business, Hexcel has delivered to Ciba Senior Subordinated Notes in an aggregate principal amount of $34,928, and has undertaken to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,722. On February 21, 1997, the company consented to an assignment by Ciba of Ciba's rights and obligations under various agreements with Hexcel. As a result of the assignment of these rights and obligations, the Hexcel common stock and the senior subordinated notes previously held by Ciba will be beneficially held by CSC.

NOTE 6 -- OTHER INCOME, NET

    Other income of $2,697 in the quarter ended March 31, 1996, was largely attributable to the receipt of an additional $1,560 of cash in connection with the disposition of the Chandler, Arizona manufacturing facility and certain related assets and technology in 1994, and to the receipt of $1,054 in partial settlement of a claim arising from the sale of certain assets in 1991.


Note 7 -- PROVISION FOR INCOME TAXES

    Income tax provisions of $2,470 in the first quarter of 1997 and $1,306 in the first quarter of 1996 primarily reflect international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. Hexcel has significant net operating loss carryforwards for US federal and Belgium income tax purposes, and did not record tax provisions with respect to earnings in those countries in either the first quarter of 1997 or the first quarter of 1996.


Note 8 -- EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Hexcel is required to adopt SFAS 128 in the fourth quarter of 1997, and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application of the provisions of SFAS 128 is not permitted.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible debt instruments, or other securities or contracts to issue common stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.22 and $0.08, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ACQUISITIONS AND CONSOLIDATION

BUSINESS ACQUISITIONS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The aggregate purchase price for the net assets acquired was approximately $209.1 million.

    Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules on June 27, 1996. The Acquired Hercules Business was purchased for $135.0 million in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139.4 million as of March 30, 1997, but additional post-closing purchase price adjustments could arise in 1997.

    On April 21, 1997, Hexcel announced that it has entered into an agreement to acquire selected assets and businesses of Fiberite, Inc. for approximately $300 million in cash and the assumption of certain operating liabilities relating to the businesses to be acquired. The lines of business to be acquired by the company include certain prepreg operations, as well as Fiberite's ablatives, carbon-carbon, molding compound and engineered components businesses. The proposed acquisition is expected to be completed during the third quarter of 1997, subject to customary conditions of closing and required regulatory approvals.

    Further discussion of the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business is contained in Note 2 to the accompanying condensed consolidated financial statements. Further discussion of the proposed acquisition of selected assets and businesses from Fiberite is contained in Note 3 to the accompanying condensed consolidated financial statements.

BUSINESS CONSOLIDATION

    In May 1996, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December of 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Ciba Business and the Acquired Hercules Business. The total expense of the business consolidation program is estimated to be approximately $58 million, including $42.4 million of expenses incurred in 1996 and $2.9 million of expenses incurred in the first quarter of 1997. The company expects to incur the majority of the remaining expenses of approximately $13 million during 1997.

    Further discussion of the business consolidation program is contained in
Note 2 to the accompanying condensed consolidated financial statements.


RESULTS OF OPERATIONS

    NET SALES: Net sales for the first quarter of 1997 were $214.0 million, compared with net sales for the 1996 first quarter of $126.4 million. Results for the first quarter of 1997 include the results of the Acquired Ciba Business and the Acquired Hercules Business, while first quarter 1996 results include only one month of activity for certain business operations acquired from Ciba on February 29, 1996. Pro forma net sales for the first quarter of 1996, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if those transactions had occurred at the beginning of the year, were $198.9 million.

    The 7.6% increase in 1997 first quarter sales over pro forma 1996 first quarter sales was largely attributable to improved sales of composite materials to commercial aerospace customers, and reflects the initial impact of recently announced increases in production rates for certain aircraft as well as the increased utilization of composite materials on new generation aircraft. In particular, Hexcel benefited from higher sales of carbon honeycomb core and carbon-fiber based prepregs. The company also benefited from increased sales of engineered products, largely as a result of the production of structural and interior components outsourced to Hexcel by The Boeing Company. These sales gains were partially offset by the translation impact of a strengthening US dollar on European revenues. Changes in currency exchange rates reduced 1997 first quarter sales, relative to the first quarter of 1996, by approximately 4%.

    Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. In the second half of 1996, Hexcel contracted to purchase carbon fiber sufficient to meet its estimated 1997 aerospace customer requirements. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, the company may not be able to satisfy all of its customers' requirements. Carbon fiber manufacturers, including the company, have announced plans to increase carbon fiber production capacity. The company expects to complete previously announced carbon fiber capacity expansion program in the second half of 1997.

    The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended March 30, 1997:

--------------------------------------------------------------------------------
                       COMMERCIAL  SPACE &                 GENERAL
(IN MILLIONS)          AEROSPACE   DEFENSE   RECREATION   INDUSTRIAL      TOTAL
--------------------------------------------------------------------------------
  Fibers and Fabrics     $  8.8    $  3.3       $  1.5      $  29.8    $  43.4
  Composite Materials      91.6      12.3         15.0         14.1      133.0
  Engineered Products      33.2       3.0           --          1.4       37.6
--------------------------------------------------------------------------------
    Total                $133.6    $ 18.6       $ 16.5      $  45.3    $ 214.0
                            62%        9%           8%          21%       100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    BACKLOG: The backlog of orders for commercial and military aerospace materials to be filled within 12 months increased from $347.5 million as of December 31, 1996, to $379.2 million as of March 30, 1997. The 9.1% improvement reflects the impact of increased commercial aircraft build rates. The order backlog for non-aerospace materials increased from $54.2 million as of December 31, 1996, to $70.4 million as of March 30, 1997. This improvement is primarily attributable to increased orders from rail and energy customers.

    The following table summarizes the backlog of orders by product group as of March 30, 1997:

--------------------------------------------------------------------------------
                                                        NON-
(IN MILLIONS)                           AEROSPACE    AEROSPACE       TOTAL
--------------------------------------------------------------------------------
  Fibers and Fabrics                      $  24.5      $  36.2    $   60.7
  Composite Materials                       234.1         33.4       267.5
  Engineered Products                       120.6          0.8       121.4
--------------------------------------------------------------------------------
    Total                                 $ 379.2      $  70.4    $  449.6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    GROSS MARGIN: Gross margin for the first quarter of 1997 was $46.9 million, or 21.9% of sales, compared with $26.8 million for the first quarter of 1996, or 21.2% of sales. Aside from the impact of business acquisitions, the modest improvement in 1997 first quarter gross margin is the result of both higher sales volume and enhanced manufacturing productivity resulting from Hexcel's business consolidation program. Due to the highly competitive nature of most of the markets in which the company competes, product price changes were not a significant factor in the 1997 gross margin improvement. Management expects gross margin as a percentage of sales to show continued modest improvement throughout 1997; subject to continued sales growth and successful progress in completing the business consolidation program.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $27.6 million in the first quarter of 1997, or 12.9% of sales. This compares with 1996 first quarter SG&A expenses of $17.5 million, or 13.8% of sales. The aggregate dollar increase in SG&A expenses from 1996 to 1997 is attributable to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business. The slight decrease in SG&A expenses as a percentage of sales primarily reflects higher sales levels. Management expects SG&A expenses to remain at approximately 13% of sales for the remainder of 1997.

    OPERATING INCOME: Operating income was $16.4 million in the first quarter of 1997, or 7.7% of sales, compared with $6.8 million in the first quarter of 1996, or 5.4% if sales. The improvement in operating income as a percentage of sales reflects both improved gross margin and lower SG&A expenditures relative to sales.

    INTEREST EXPENSE: Interest expense totaled $5.7 million in the first quarter of 1997 and $3.6 million in the first quarter of 1996. The quarter-on-quarter increase primarily reflects the cost of financing the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business. Hexcel financed approximately $200 million of aggregate purchase price with various debt and credit facilities. Interest expense for the first quarter of 1996 also includes $1.6 million attributable to the write-off of capitalized debt financing costs in connection with the purchase of the Acquired Ciba Business.

    PROVISION FOR INCOME TAXES: Income tax provisions of $2.5 million in the first quarter of 1997 and $1.3 million in the first quarter of 1996 primarily reflect international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. Hexcel has significant net operating loss carryforwards for US federal and Belgium income tax purposes, and did not record tax provisions with respect to earnings in those countries in either the first quarter of 1997 or the first quarter of 1996.

    NET EARNINGS: Net income for the 1997 first quarter was $8.2 million, or $0.22 per share, compared with net income for the 1996 quarter of $1.8 million, or $0.07 per share. The results include business acquisition and consolidation expenses of $2.9 million, or $0.07 per share after income taxes, for the 1997 quarter, and $5.2 million, or $0.21 per share after income taxes, for the 1996 quarter. Information regarding the impact of SFAS 128 on earnings per share is contained in Note 8 to the accompanying condensed consolidated financial statements.

    There were 37.8 million weighted average shares and equivalent shares outstanding during the first quarter of 1997, versus 24.7 million during the first quarter of 1996. The quarter-on-quarter increase in the number of weighted average shares and equivalent shares is primarily attributable to the delivery of 18.0 million newly issued shares of Hexcel common stock to Ciba on February 29, 1996, in connection with the purchase of the Acquired Ciba Business.


CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES

    In connection with the purchase of the Acquired Ciba Business, Hexcel obtained a three-year senior secured credit facility of up to $175.0 million to:
(a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain US and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis. This senior secured credit facility was subsequently replaced with the Revolving Credit Facility in connection with the purchase of the Acquired Hercules Business in June 1996.

    The Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under a senior secured credit facility obtained in connection with the purchase of the Acquired Ciba Business; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis. The Revolving Credit Facility initially provided for up to $310.0 million of borrowing capacity. However, as a result of the company's issuance of $114.5 million in convertible subordinated notes in July 1996, maximum availability under the Revolving Credit Facility was reduced from $310.0 million to $254.6 million, in accordance with the terms of that facility. As of March 30, 1997, outstanding borrowings and letter of credit commitments under the Revolving Credit Facility totaled $128.8 million. The Revolving Credit Facility expires in February 1999.

    In connection with the proposed acquisition of selected Fiberite assets and businesses, Hexcel has obtained a commitment for a new bank credit facility, the proceeds of which would be sufficient to fund the proposed acquisition, refinance certain existing indebtedness including the Revolving Credit Facility, and provide for the ongoing working capital and other financing requirements of the company.

    Management expects that the financial resources of Hexcel will be sufficient to fund the company's worldwide operations. Further discussion of the company's financial resources is contained in Note 5 to the accompanying condensed consolidated financial statements.

EBITDA AND CASH FLOWS

    FIRST QUARTER, 1997: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization ("Adjusted EBITDA") were $27.7 million. Net cash used by operating activities was $26.3 million, as increased working capital attributable to higher sales volumes more than offset $8.2 million of net income and $8.4 million of non-cash depreciation and amortization. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations incurred during 1996 for capital projects and employee incentive and benefit programs.

     Net cash used for investing activities was $1.9 million, reflecting $6.9 million of capital expenditures and the receipt of $5.0 million in connection with the sale of a 50% equity interest in a joint venture. Net cash provided from financing activities, including borrowings under the Revolving Credit Facility, totaled $20.2 million.

    FIRST QUARTER, 1996: Adjusted EBITDA was $13.8 million, and net cash provided by operating activities was $0.1 million. Net cash used for investing activities, including the $25.0 million cash payment in connection with the purchase of the Acquired Ciba Business, totaled $25.7 million. As noted above, a substantial portion of the consideration paid for the Acquired Ciba Business was comprised of Hexcel common stock, senior subordinated notes and senior demand notes. Net cash provided by financing activities was $26.5 million.

    Adjusted EBITDA has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA does not represent an alternative measure of the company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

    Capital expenditures increased to $6.9 million in the first quarter of 1997, from $2.3 million in the first quarter of 1996. This increase is attributable to capital expenditures incurred in connection with the business consolidation program as well as expenditures to improve manufacturing processes and to expand production capacity for select product lines that are in very high demand. Management expects capital spending for all of 1997 to approximate
$60 million.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

    Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; changes in, or failure to comply with, government regulations; demographic changes; changes in customer preferences; the loss of any significant customers; changes in methods of distribution and technology; industry capacity; competition; the assimilation of the Acquired Ciba Business; the assimilation of the Acquired Hercules Business; changes in business strategy or development plans; indebtedness of the company; the availability, terms and deployment of capital; quality of management, and business abilities and judgment of the company's personnel; availability of qualified personnel; and various other factors referenced in this Quarterly Report on Form 10-Q. The company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

     The forward-looking information referred to above includes, but is not limited to: (a) order backlog information; (b) expectations regarding sales growth, manufacturing productivity, and selling, general and administrative expenses; (c) the availability and utilization of net operating loss carryforwards for income tax purposes; (d) expectations regarding Hexcel's financial condition and liquidity, as well as future cash flows;
(e) expectations regarding capital expenditures, and (f) the estimated total cost of the company's business consolidation program.

     In addition to the risks, uncertainties and other factors referred to above which may cause the actual costs of the business consolidation program to differ materially from estimated amounts, such estimated amounts are based on various factors and were derived utilizing numerous important assumptions, including: (a) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance costs levels, while maintaining work flow in the business areas affected; (b) the ability to maintain manufacturing know-how with respect to production processes conducted at facilities that will be closed or at which the number of employees will be reduced, including cooperation by employees who will be terminated; (c) the assimilation and integration of the Acquired Ciba Business and the Acquired Hercules Business with the company's operations without disruption to manufacturing, marketing and distribution activities;
(d) the assimilation of the production process at closed facilities with production at other company facilities without undue disruption to the manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying the subject products for various customer and government programs; (e) selling vacated facilities within anticipated time frames at anticipated selling prices; and (f) the absence of changes in business conditions that would require significant modifications to the current program. The failure of these assumptions to be realized may cause the actual total cost of the consolidation program to differ materially from the estimates.

                            PART II.  OTHER INFORMATION

                        HEXCEL CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         11.  Statement Regarding Computation of Per Share Earnings.

         27.  Financial Data Schedule (electronic filing only).


    (b)  Reports on Form 8-K:

         Current Report on Form 8-K dated as of April 29, 1997, relating to Hexcel's proposed acquisition of selected assets and businesses of Fiberite, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


    HEXCEL CORPORATION
    (Registrant)


      May 13, 1997                                    /s/ Wayne C. Pensky
   -----------------                                ------------------------
        (Date)                                           Wayne C. Pensky,
                                                    Corporate Controller and
                                                    Chief Accounting Officer