Form 10-Q
period 1997-06-30
HEXCEL CORP /DE/
filed 1997-08-14
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549


                                      FORM 10-Q

/X/                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended June 30, 1997
                                          or
/ /           Transition Report Pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934
     For the transition period from _______________ to _________________


                            Commission File Number 1-8472
                                ----------------------


                                  HEXCEL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                                94-1109521
             (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                          IDENTIFICATION NO.)

                                     Two Stamford Plaza
                                   281 Tresser Boulevard
                             Stamford, Connecticut   06901-3238
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
            Registrant's telephone number, including area code:  (203) 969-0666


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan of reorganization confirmed by a US Bankruptcy Court. Yes    X    No
                                                                 ---     ---

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at August 8, 1997
              -----                    -----------------------------
         COMMON STOCK                            36,814,739


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HEXCEL CORPORATION AND SUBSIDIARIES


                                        INDEX

                                                                     PAGE
PART I.  FINANCIAL INFORMATION

         -    Condensed Consolidated Balance Sheets --                 2
              June 30, 1997 and December 31, 1996

         -    Condensed Consolidated Statements of                     3
              Operations -- The Quarter and Year-to-Date Periods
              Ended June 30, 1997 and 1996

         -    Condensed Consolidated Statements of                     4
              Cash Flows -- The Year-to-Date Periods Ended
              June 30, 1997 and 1996

         -    Notes to Condensed Consolidated                          5
              Financial Statements

         -    Management's Discussion and Analysis                    10
              of Financial Condition and Results of
              Operations


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                             17

         Item 6.  Exhibits and Report on Form 8-K                     18

SIGNATURES                                                            19

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                                      UNAUDITED
                                                                          ----------------------------------
                                                                          JUNE 30,            December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         1997                    1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $      3,345           $      7,975
  Accounts receivable                                                        196,373                151,263
  Inventories                                                                153,118                145,884
  Prepaid expenses                                                            10,658                 11,809
-------------------------------------------------------------------------------------------------------------
    Total current assets                                                     363,494                316,931
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                474,520                468,173
Less accumulated depreciation                                               (152,765)              (141,390)
-------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                        321,755                326,783
-------------------------------------------------------------------------------------------------------------
Intangibles and other assets                                                  58,126                 58,022
-------------------------------------------------------------------------------------------------------------
    Total assets                                                        $    743,375           $    701,736
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term liabilities         $     25,606           $     23,835
  Accounts payable                                                            67,766                 73,117
  Accrued liabilities                                                         97,035                 91,860
-------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                190,407                188,812
-------------------------------------------------------------------------------------------------------------
Long-term notes payable and capital lease obligations                        281,483                254,919
Indebtedness to related parties                                               34,238                 32,262
Deferred liabilities                                                          39,839                 46,414
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.01 par value, 100,000 shares authorized, shares
   issued and outstanding of 36,782 in 1997 and 36,561 in 1996                   368                    366
  Additional paid-in capital                                                 262,634                259,592
  Accumulated deficit                                                        (65,810)               (89,171)
  Cumulative currency translation adjustment                                     216                  8,542
-------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                  197,408                179,329
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                             $    743,375           $    701,736
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    UNAUDITED
                                                 --------------------------------------------------------------------------
                                                      THE QUARTER ENDED JUNE 30,         THE YEAR-TO-DATE ENDED JUNE 30,
                                                 ----------------------------------    ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1997           1996                1997                1996
----------------------------------------------------------------------------------------------------------------------------

Net sales                                           $    241,629      $    166,770        $    455,638       $    293,188

Cost of sales                                           (183,811)         (131,582)           (350,931)          (231,217)
----------------------------------------------------------------------------------------------------------------------------

Gross margin                                              57,818            35,188             104,707             61,971

Selling, general and administrative expenses             (30,484)          (23,879)            (58,090)           (41,361)
Business acquisition and consolidation expenses           (2,818)          (29,209)             (5,717)           (34,420)
Other income, net                                              -               288                   -              2,985
----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                   24,516           (17,612)             40,900            (10,825)
Interest expense                                          (5,829)           (4,849)            (11,517)            (8,482)
----------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                         18,687           (22,461)             29,383            (19,307)
Provision for income taxes                                (3,552)           (1,206)             (6,022)            (2,512)
----------------------------------------------------------------------------------------------------------------------------

    Net income (loss)                               $     15,135      $    (23,667)       $     23,361       $    (21,819)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share and equivalent share:
    Primary                                         $       0.40      $      (0.65)       $       0.62       $      (0.72)
    Fully Diluted                                           0.38             (0.65)               0.60              (0.72)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares:
    Primary                                               37,904            36,547              37,917             30,483
    Fully Diluted                                         45,145            36,547              45,158             30,483
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
                                                                                            UNAUDITED
                                                                               --------------------------------
                                                                                THE YEAR-TO-DATE ENDED JUNE 30,
(IN THOUSANDS)                                                                      1997                1996
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                             $     23,361     $    (21,819)
  Reconciliation to net cash provided (used) by operating activities:
    Depreciation and amortization                                                     18,399            9,977
    Accrued business acquisition and consolidation expenses                            5,717           34,420
    Business acquisition and consolidation payments                                   (9,641)          (2,256)
    Working capital changes and other                                                (68,640)         (21,659)
----------------------------------------------------------------------------------------------------------------
    Net cash used by operating activities                                            (30,804)          (1,337)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                               (18,090)          (8,652)
  Proceeds from the sale of Knytex joint venture                                       5,000               -
  Cash paid for the Acquired Ciba Business                                                 -          (25,000)
  Cash paid for the Acquired Hercules Business                                             -         (135,000)
  Other                                                                               (1,250)           1,560
----------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                            (14,340)        (167,092)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                            21,145          163,703
  Payments of long-term debt                                                         (15,514)          (8,006)
  Proceeds from short-term debt, net                                                  30,196           15,174
  Proceeds from issuance of common stock                                               3,044            2,191
----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                         38,871          173,062
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                           1,643              (17)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (4,630)           4,616
Cash and cash equivalents at beginning of year                                         7,975            3,829
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $      3,345     $      8,445
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF ACCOUNTING

    The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the company as of June 30, 1997, and the results of operations for the quarters and year-to-date periods ended June 30, 1997 and 1996, and the cash flows for the year-to-date periods ended June 30, 1997 and 1996. The condensed consolidated balance sheet of the company as of December 31, 1996 was derived from the audited 1996 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1996 Annual Report on Form 10-K.

    As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. As also discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules") on June 27, 1996. Accordingly, the accompanying condensed consolidated balance sheets, statements of operations and cash flows include the financial position, results of operations and cash flows, respectively, of the businesses acquired from Ciba and Hercules as of such dates and for such periods that these businesses were owned by the company.


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

    On February 21, 1997, Hexcel consented to an assignment by Ciba of Ciba's rights and obligations under various agreements with the company. As a result of the assignment of these rights and obligations, the Hexcel common stock and the senior subordinated notes previously held by Ciba are now beneficially held by Ciba Specialty Chemicals Holding Inc., a Swiss corporation ("CSC").

ACQUIRED HERCULES BUSINESS

    Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules (the "Acquired Hercules Business") on June 27, 1996. The Acquired Hercules Business was purchased for $135,000 in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139,400 as of June 30, 1997, but additional post-closing purchase price adjustments could arise in 1997.

PRO FORMA FINANCIAL INFORMATION

    The pro forma net sales, net loss and net loss per share of Hexcel for the year-to-date period ended June 30, 1996, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if they had occurred on January 1, 1996, were:

--------------------------------------------------------------------------------
                                                                     6/30/97
--------------------------------------------------------------------------------
  Pro forma net sales                                              $  397,021
  Pro forma net loss                                                  (23,448)
  Pro forma net loss per share                                          (0.65)
--------------------------------------------------------------------------------
  Weighted average shares and equivalent shares
   used in computing pro forma net loss per share                      36,201
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BUSINESS CONSOLIDATION

    In May 1996 in conjunction with the integration of the Acquired Ciba Business, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December of 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the acquired businesses. The total expense of the business consolidation program is estimated to be approximately $58,000, of which approximately $42,000 relates to cash expenditures. Of the total estimated expense, $42,370 was incurred in 1996 and $5,717 was incurred in the first half of 1997. The company expects to record the majority of the remaining expenses of approximately $10,000 during the latter half of 1997.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions either commenced or contemplated by the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium facility, the reorganization of the company's manufacturing operations in France, the consolidation of the company's US special process manufacturing activities, and the integration of sales, marketing and administrative resources.

    Management expects that the business consolidation program will take up to three years to complete, in part because of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Based on Hexcel's experience with previous plant consolidations, compliance with these qualification requirements necessitates an approach to the consolidation of manufacturing facilities that generally requires two to three years to complete. Accordingly, the business consolidation program is not expected to be complete until sometime during 1998.

    The following table sets forth the company's accrued business acquisition and consolidation expenses for the period from December 31, 1996 to June 30, 1997:

--------------------------------------------------------------------------------
                                   EMPLOYEE       FACILITY
                                   SEVERANCE      CLOSURE &
                                      AND         EQUIPMENT
                                  RELOCATION     RELOCATION      OTHER   TOTAL
--------------------------------------------------------------------------------
 BALANCE AS OF 12/31/96           $  19,083       $  5,198    $  1,076  $ 25,357
  Business acquisition and
    consolidation expenses              119          3,573       2,025     5,717
  Cash expenditures                  (3,684)        (3,967)     (1,990)   (9,641)
  Non-cash usage, including
    asset write-downs and
    currency translation effects       (132)          (579)       (202)     (913)
--------------------------------------------------------------------------------
BALANCE AS OF 6/30/97             $  15,386       $  4,225    $    909  $ 20,520
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Approximately 75 positions were eliminated during 1996, and another 143 positions were eliminated during the first half of 1997.


NOTE 3 -- PROPOSED BUSINESS ACQUISITION

    On April 21, 1997, Hexcel announced that it has entered into an agreement to acquire selected assets and businesses of Fiberite, Inc. ("Fiberite") for approximately $300 million in cash and the assumption of certain operating liabilities relating to the businesses to be acquired. Fiberite, headquartered in Tempe, Arizona, is engaged in the manufacture and marketing of advanced composite materials for commercial aerospace, space and defense, recreation, and general industrial markets. The lines of business to be acquired by the company include certain prepreg operations, as well as Fiberite's ablatives, carbon-carbon, molding compounds and engineered components businesses. The proposed acquisition is expected to be completed in the third quarter of 1997, subject to customary conditions of closing and required regulatory approvals.

    In connection with this proposed acquisition, Hexcel has obtained a commitment for a new bank credit facility, the proceeds of which would be sufficient to fund the proposed acquisition, refinance certain existing indebtedness including the Revolving Credit Facility (see Note 5), and provide for the ongoing working capital and other financing requirements of the company.

NOTE 4 -- INVENTORIES

    Inventories as of June 30, 1997 and December 31, 1996 were:

--------------------------------------------------------------------------------
                                                      6/30/97        12/31/96
--------------------------------------------------------------------------------
Raw materials                                       $  82,710       $  66,055
Work in progress                                       44,659          45,469
Finished goods                                         25,749          34,360
--------------------------------------------------------------------------------
Total inventories                                  $  153,118      $  145,884
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 5 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

    Notes payable, capital lease obligations and indebtedness to related parties as of June 30, 1997 and December 31, 1996 were:

--------------------------------------------------------------------------------
                                                      6/30/97        12/31/96
--------------------------------------------------------------------------------
 Revolving credit facility, expires 1999           $  126,087       $  98,656
 European credit and overdraft facilities              29,886          23,405
 Convertible subordinated notes, due 2003             114,485         114,500
 Convertible subordinated debentures, due 2011         25,625          25,625
 Obligations under IDRB variable rate demand notes      8,450           8,450
 Various notes payable                                  1,008           1,212
--------------------------------------------------------------------------------
 Total notes payable                                  305,541         271,848
 Capital lease obligations                              1,548           6,906
 Senior subordinated notes payable to CSC,
  net of unamortized discount of $2,450 and
  $2,666 as of June 30, 1997 and
  December 31, 1996, respectively                      34,238          32,262
--------------------------------------------------------------------------------
 Total notes payable, capital lease obligations
  and indebtedness to related parties              $  341,327      $  311,016
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 Notes payable and current maturities
  of long-term liabilities                         $  25,606       $  23,835
 Long-term notes payable and capital
  lease obligations, less current maturities         281,483         254,919
 Indebtedness to related parties                      34,238          32,262
--------------------------------------------------------------------------------
 Total notes payable, capital lease obligations
  and indebtedness to related parties              $ 341,327      $  311,016
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    As of June 30, 1997, letters of credit with an aggregate face amount of $12,700 were outstanding under the Revolving Credit Facility.

SENIOR SUBORDINATED NOTES PAYABLE TO CSC

    In connection with the purchase of the Acquired Ciba Business, Hexcel has delivered to Ciba Senior Subordinated Notes in an aggregate principal amount of $34,928, and has undertaken to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,700. On February 21, 1997, the company consented to an assignment by Ciba of Ciba's rights and obligations under various agreements with Hexcel. As a result of the assignment of these rights and obligations, the Hexcel common stock and the senior subordinated notes previously held by Ciba are now beneficially held by CSC.

NOTE 6 -- PROVISION FOR INCOME TAXES

   Income tax provisions of $6,022 and $2,512 in the year-to-date periods ended June 30, 1997 and 1996, respectively, primarily reflect international taxes on certain European subsidiaries, state taxes, and settlement of various tax audits. No provision for U.S. federal or Belgium income taxes has been recorded for these periods since the company has available net operating loss carryforwards to offset taxes in these jurisdictions. The income tax provision is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the company by country may vary, which could result in changes in the effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

   At June 30, 1997, the company has a deferred tax asset valuation allowance (a reserve against the company's deferred tax assets) of approximately $60,000, that is primarily attributable to U.S. federal and Belgium deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. and Belgium taxable income to utilize deductions and credits prior to their expiration. The amount of the valuation allowance is periodically reassessed and may be adjusted depending on the company's outlook for future U.S. and Belgium taxable income. During the latter half of the year, the company develops its strategic and annual business plans. These plans provide additional insight into the outlook for the company's future U.S. and Belgium taxable income, and when combined with other factors (such as recent operating results), may serve as a basis for a future reduction of the valuation allowance. When it is determined that all or a portion of the valuation allowance is not needed, such amount will be reversed resulting in an increase in net income. Once all of the valuation allowance has been reversed, the company expects that its effective income tax rates for U.S. and Belgium income will approximate the statutory rates.

NOTE 7 -- EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Hexcel is required to adopt SFAS 128 in the fourth quarter of 1997, and at that time will restate earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application of the provisions of SFAS 128 is not permitted.

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

   If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS would have been as follows:

--------------------------------------------------------------------------------
             THE QUARTER ENDED JUNE 30,    THE YEAR-TO-DATE ENDED JUNE 30,
                 1997          1996              1997             1996
--------------------------------------------------------------------------------
Basic           $0.41        ($0.65)             $0.64          ($0.72)
Diluted         $0.38        ($0.65)             $0.60          ($0.72)
--------------------------------------------------------------------------------

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

    Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules on June 27, 1996. The Acquired Hercules Business was purchased for $135.0 million in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139.4 million as of June 30, 1997, but additional post-closing adjustments could arise in 1997.

    On April 21, 1997, Hexcel announced that it has entered into an agreement to acquire selected assets and businesses of Fiberite, Inc. for approximately $300 million in cash and the assumption of certain operating liabilities relating to the businesses to be acquired. The lines of business to be acquired by the company include certain prepreg operations, as well as Fiberite's ablatives, carbon-carbon, molding compounds and engineered components businesses. The proposed acquisition is expected to be completed in the third quarter of 1997, subject to customary conditions of closing and required regulatory approvals.

    Further discussion of the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business is contained in Note 2 to the accompanying condensed consolidated financial statements. Further discussion of the proposed acquisition of selected assets and businesses from Fiberite is contained in Note 3 to the accompanying condensed consolidated financial statements.

BUSINESS CONSOLIDATION

    In May 1996 in conjunction with the integration of the Acquired Ciba Business, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the acquired businesses. The total expense of the business consolidation program is estimated to be approximately $58.0 million of which approximately $42,000 relates to cash expenditures. Of the total estimated expense, $42.4 million was incurred in 1996 and $5.7 million was incurred in the first half of 1997. The company expects to incur the majority of the remaining expenses of approximately $10 million during the latter half of 1997.

    Further discussion of the business consolidation program is contained in
Note 2 to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SECOND QUARTER

   NET SALES: Net sales for the second quarter of 1997 were $241.6 million, compared with net sales for the 1996 second quarter of $166.8 million. Results for the second quarter of 1997 include the results of the Acquired Ciba Business and the Acquired Hercules Business, while second quarter 1996 results include only the business operations acquired from Ciba. The second quarter is traditionally the company's strongest. Pro forma net sales for the second quarter of 1996, giving effect to the acquisition of the Acquired Hercules Business as if the transaction had occurred at the beginning of the quarter, were $198.1 million.

   The 22% increase in 1997 second quarter sales over pro forma 1996 second quarter sales was largely attributable to improved sales of composite materials to commercial aerospace customers, and reflects the impact of increases in production rates for certain aircraft as well as the increased utilization of composite materials on new generation aircraft. In particular, Hexcel benefited from higher sales of carbon honeycomb core and carbon fiber based prepregs. The company also benefited from increased sales of engineered products, largely as a result of the production of structural and interior components outsourced to Hexcel by The Boeing Company. Commercial aerospace now accounts for more than 60% of net sales, compared to 52% of pro forma sales two years ago. These sales gains were partially offset by the translation impact of a strengthening US dollar on European revenues. Sales to European customers and export sales from European factories comprise approximately 40% of consolidated sales. Changes in currency exchange rates reduced 1997 second quarter sales, relative to the second quarter of 1996, by nearly 4%.

   Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. The company estimates it has production capacity and sufficient contracts to purchase carbon fiber to meet its estimated 1997 aerospace customer requirements. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, the company may not be able to satisfy all of its customers' requirements. Carbon fiber manufacturers, including the company, have announced plans to increase carbon fiber production capacity during the next twelve months. At the end of June 1997, the company completed the first phase of its previously announced carbon fiber capacity expansion program.

   The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended June 30, 1997:

--------------------------------------------------------------------------------
                         COMMERCIAL    SPACE &                 GENERAL
(IN MILLIONS)            AEROSPACE     DEFENSE   RECREATION  INDUSTRIAL  TOTAL
--------------------------------------------------------------------------------
   Fibers and Fabrics    $    5.0      $   2.7       $  3.0   $  33.0   $  43.7
   Composite Materials      101.1         18.0         17.4      18.5     155.0
   Engineered Products       40.8          2.1           --        --      42.9
--------------------------------------------------------------------------------
   Total                 $  146.9      $  22.8      $  20.4   $  51.5   $ 241.6
                              61%           9%           8%       22%      100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


   BACKLOG: The backlog of orders for commercial and military aerospace materials to be filled within 12 months increased from $347.5 million as of December 31, 1996, to $427.6 million as of June 30, 1997. The 23.1% improvement reflects the impact of increased commercial aircraft build rates, as well as an increase in orders for engineered products. The order backlog for non-aerospace materials increased from $54.2 million as of December 31, 1996, to $69.9 million as of June 30, 1997. This improvement is primarily attributable to increased orders from train and wind energy customers.

     The following tables summarizes the backlog of orders by product group as of June 30, 1997 and December 31, 1996:

--------------------------------------------------------------------------------
JUNE 30, 1997                                         NON-
(IN MILLIONS)                         AEROSPACE     AEROSPACE      TOTAL
--------------------------------------------------------------------------------
   Fibers and Fabrics                  $  20.5      $  35.8      $  56.3
   Composite Materials                   256.7         33.6        290.3
   Engineered Products                   150.4          0.5        150.9
--------------------------------------------------------------------------------
    Total                             $  427.6      $  69.9     $  497.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
DECEMBER 31, 1996                                     NON-
(IN MILLIONS)                        AEROSPACE      AEROSPACE      TOTAL
--------------------------------------------------------------------------------
   Fibers and Fabrics                 $   26.9      $  33.6      $  60.5
   Composite Materials                   194.6         15.8        210.4
   Engineered Products                   126.0          4.8        130.8
--------------------------------------------------------------------------------
    Total                             $  347.5      $  54.2      $  401.7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   GROSS MARGIN: Gross margin for the second quarter of 1997 was $57.8 million, or 23.9% of sales, compared with $35.2 million for the second quarter of 1996, or 21.1% of sales. Aside from the impact of business acquisitions, the improvement in 1997 second quarter gross margin is the result of higher sales volume, favorable product mix, enhanced manufacturing productivity resulting from Hexcel's business consolidation program, and the benefits from the recent investments made in our carbon fibers business. Due to the highly competitive nature of most of the markets in which the company competes, product price changes were not a significant factor in the 1997 gross margin improvement. Management expects gross margin as a percentage of sales for the remainder of 1997 to be comparable to second quarter levels or to show continued modest improvement.

   SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"): SG&A expenses were $30.5 million, in the second quarter of 1997, or 12.6% of sales, which includes $4.9 million of research and technology expenses. This compares with 1996 second quarter SG&A expenses of $23.9 million, or 14.3% of sales. The aggregate dollar increase in SG&A expenses from 1996 to 1997 is primarily attributable to the acquired businesses. The decrease in SG&A expenses as a percentage of sales primarily reflects higher sales levels. Management does not expect any significant change in SG&A expenses, as a percentage of sales, for the remainder of 1997.

   OPERATING INCOME: Operating income was $24.5 million in the second quarter of 1997, compared with a loss of $17.6 million in the second quarter of 1996. The 1996 quarterly loss includes a charge for business acquisition and consolidation expenses of $29.2 million, compared to $2.8 million for the second quarter of 1997. Excluding the charge for business acquisition and consolidation expenses, the improvement in operating income as a percentage of sales (11.3% in second quarter 1997 and 7.0% in second quarter 1996) reflects both improved gross margin and lower SG&A expenditures relative to sales.

   INTEREST EXPENSE: Interest expense totaled $5.8 million in the second quarter of 1997 and $4.8 million in the second quarter of 1996. The quarter-on-quarter increase primarily reflects the additional cost of financing the Acquired Hercules Business with various debt and credit facilities. The second quarter of 1996 included a $1.8 million write-off of capitalized debt financing costs resulting from the refinancing of the credit facility.

   INCOME TAXES: Income tax provisions of $3.6 million and $1.2 million for the quarters ended June 30, 1997 and 1996, respectively, primarily reflect international taxes on certain European subsidiaries, state taxes, and settlement of various tax audits. No provision for U.S. federal or Belgium income taxes has been recorded for these periods since the company has available net operating loss carryforwards to offset taxes in these jurisdictions. The income tax provision is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the company by country may vary, which could result in changes in the annual effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

   At June 30, 1997, the company has a deferred tax asset valuation allowance (a reserve against the company's deferred tax assets) of approximately $60.0 million, that is primarily attributable to U.S. federal and Belgium deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. and Belgium taxable income to utilize deductions and credits prior to their expiration. The amount of the valuation allowance is periodically reassessed and may be adjusted depending on the company's outlook for future U.S. and Belgium taxable income. During the latter half of the year, the company develops its strategic and annual business plans. These plans provide additional insight into the outlook for the company's future U.S. and Belgium taxable income, and when combined with other factors (such as recent operating results), may serve as a basis for a future reduction of the valuation allowance. When it is determined that all or a portion of the valuation allowance is not needed, such amount will be reversed thereby resulting in an increase in net income. Once all of the valuation allowance has been reversed, the company expects that its effective income tax rates for U.S. and Belgium will approximate the statutory rates.

   NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE: Net income for the 1997 second quarter was $15.1 million, or $0.38 per share on a fully diluted basis, compared with a net loss for the 1996 second quarter of $23.7 million, or $0.65 per share. The results include business acquisition and consolidation expenses of $2.8 million, or $0.06 per share after income taxes, for the 1997 quarter, and $29.2 million, or $0.77 per share after income taxes, for the 1996 quarter. Information regarding the impact of SFAS 128 on earnings per share is contained in Note 8 to the accompanying condensed consolidated financial statements.

   There were 45.1 million weighted-average shares and equivalent shares outstanding during the second quarter of 1997, versus 36.5 million during the second quarter of 1996. The quarter-on-quarter increase in the number of weighted average shares and equivalent shares is primarily attributable to the inclusion of 7.2 million common share equivalents from the $114.5 million Convertible Subordinated Notes which were issued in July 1996.

   YEAR-TO-DATE

    NET SALES AND GROSS MARGIN: Net sales for the first half of 1997 were $455.6 million, compared with $293.2 million for the first half of 1996. Pro
forma net sales for the first half of 1996 were $397.0 million.    Gross
margin for the first half of 1997 was $104.7 million, or 23.0% of sales, versus gross margin for the same period of 1996 of $62 million, or 21.1% of sales. These increases primarily reflect the same factors noted above.

    The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended June 30, 1997:

--------------------------------------------------------------------------------
                       COMMERCIAL  SPACE &              GENERAL
(IN MILLIONS)          AEROSPACE   DEFENSE  RECREATION INDUSTRIAL    TOTAL
--------------------------------------------------------------------------------
   Fibers and Fabrics   $  13.8   $  6.0    $  4.5    $  62.8        $  87.1
   Composite Materials    192.7     30.3      32.4       32.6          288.0
   Engineered Products     74.0      5.1        --        1.4           80.5
--------------------------------------------------------------------------------
    Total               $ 280.5   $ 41.4    $ 36.9    $  96.8        $ 455.6
                            62%       9%        8%        21%           100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    OPERATING INCOME: Operating income for the first six months of 1997 was $40.9 million, compared with operating loss for the same period of 1996 of $10.8 million. Results for the six-month period ended June 30, 1996 include $34.4 million of business consolidation and acquisition expenses, compared to $5.7 million for the first half of 1997. The business acquisition and consolidation expenses incurred in the first half of 1996 included non-cash expenditures of $3,635 of compensation expense resulting from stock options that were granted in 1995 subject to stockholder approval and stock options which vested in connection with the acquisition of the Acquired Ciba Business and $11,356 of write downs on various assets primarily relating to the disposal of certain manufacturing equipment and a building.

    Excluding the business consolidation and acquisition expenses, the improvement in operating income is the result of the benefit from the acquired businesses and improvements in gross margin, offset by higher SG&A expenses. SG&A expenses were $58.1 million in the 1997 period, or 12.8% of sales, versus $41.4 million in the 1996 period, or 14.1% of sales. Results for 1996 also include $3.0 million of other income, which was largely attributable to the receipt of an additional $1.6 million of cash in connection with the sale of a manufacturing facility and related assets in 1994, and to the partial settlement for $1.1 million of a claim arising from the sale of certain assets in 1991.

    NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE: The 1997 year-to-date net income was $23.4 million, or $0.60 per share on a fully diluted basis, versus net loss of $21.8 million, or $0.72 per share, for the comparable period of 1996. The 1997 net income includes $11.5 million of interest expense, compared with $8.5 million for the 1996 period, and reflects the additional debt used to finance the business acquisitions. The 1996 period includes a write-off of $3.4 million of capitalized debt financing costs. There were approximately 45.2 million weighted-average shares and equivalent shares outstanding during the first half of 1997, versus 30.5 million during the first half of 1996. The difference in the number of weighted average shares and equivalent shares reflects the issuance of approximately 18.0 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Ciba Business as well as the inclusion of 7.2 million of common share equivalents from the $114.5 Convertible Subordinated Notes which were issued in July 1996.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES

    In connection with the purchase of the Acquired Ciba Business on February 29, 1996, Hexcel obtained a three-year senior secured credit facility of up to $175.0 million to: (a) fund the cash component of the purchase price; (b) refinance outstanding indebtedness under certain US and European credit facilities; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis. This senior secured credit facility was subsequently replaced with the

Revolving Credit Facility in connection with the purchase of the Acquired Hercules Business in June 1996.

    The Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under a senior secured credit facility obtained in connection with the purchase of the Acquired Ciba Business; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis.
 The Revolving Credit Facility initially provided for up to $310.0 million of borrowing capacity. However, as a result of the company's issuance of $114.5 million in Convertible Subordinated Notes in July 1996, maximum availability under the Revolving Credit Facility was reduced from $310.0 million to $254.6 million, in accordance with the terms of that facility. As of June 30, 1997, outstanding borrowings and letter of credit commitments under the Revolving Credit Facility totaled $138.8 million. The Revolving Credit Facility expires in February 1999.

    Management expects that the financial resources of Hexcel, together with the available funds under the Revolving Credit Facility, will be sufficient to fund the company's worldwide operations without regard to the Fiberite acquisition. In connection with the proposed acquisition of selected Fiberite assets and businesses, Hexcel has obtained a commitment for a new bank credit facility, the proceeds of which would be sufficient to fund the proposed acquisition, refinance certain existing indebtedness including the Revolving Credit Facility, and provide for the ongoing working capital and other financing requirements of the company. Further discussion of the company's financial resources is contained in Note 5 to the accompanying condensed consolidated financial statements.

EBITDA AND CASH FLOWS

   FIRST HALF, 1997: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization ("Adjusted EBITDA") were $65.0 million. Net cash used by operating activities was $30.8 million, as an increase of $68.6 million in working capital more than offset $23.4 million of net income and $18.4 million of non-cash depreciation and amortization. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from peak year-end levels, primarily due to the payment in 1997 of obligations incurred during 1996 for capital projects and employee incentive and benefit programs.

    Net cash used for investing activities was $14.3 million, reflecting $18.1 million of capital expenditures and the receipt of $5.0 million in connection with the sale of a 50% equity interest in the Knytex joint venture. Net cash provided from financing activities was $38.9 million which was primarily the result of $30.2 million of borrowings under the Revolving Credit Facility.

    FIRST HALF, 1996: Adjusted EBITDA was $30.6 million, and net cash used by operating activities was $1.3 million. Net cash used for investing activities totaled $167.1 million, including cash payments of $160.0 million in connection with the purchase of the Acquired Ciba Business and the Acquired Hercules Business. As noted above, a substantial portion of the consideration paid for the Acquired Ciba Business was comprised of Hexcel common stock, senior subordinated notes and senior demand notes. Net cash provided by financing activities was $173.1 million.

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

CAPITAL EXPENDITURES

    Capital expenditures increased to $18.1 million in the first half of 1997, from $8.7 million in the first half of 1996. This increase is attributable to capital expenditures incurred in connection with the business consolidation program as well as expenditures to improve manufacturing processes and to expand production capacity for select product lines that are in high demand. Management expects capital spending for all of 1997 to approximate $60 million.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

    Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; foreign currency fluctuations; level of profitability by country, particularly in the U.S. and Belgium; changes in, or failure to comply with, government regulations; demographic changes; the ability to complete the proposed Fiberite acquisition; changes in sales mix; maintaining current pricing levels; the loss of any significant customers; changes in methods of distribution and technology; industry capacity; competition; availability of carbon fiber; capacity constraints; changes in business strategy or development plans; availability of liquidity sufficient to meet the company's need for capital; availability of qualified personnel; and various other factors referenced in this Quarterly Report on Form 10-Q. The company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

    The forward-looking information referred to above includes, but is not limited to: (a) order backlog information; (b) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity, and selling, general and administrative expenses; (c) the availability and utilization of net operating loss carryforwards and other deferred tax assets for income tax purposes; (d) expectations regarding Hexcel's financial condition and liquidity, as well as future cash flows; (e) expectations regarding capital expenditures; and (f) the estimated total cost of the company's business consolidation program.

    In addition to the risks, uncertainties and other factors referred to above which may cause the actual costs of the business consolidation program to differ materially from estimated amounts, such estimated amounts are based on various factors and were derived utilizing numerous important assumptions, including: (a) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance costs levels, while maintaining work flow in the business areas affected; (b) the ability to maintain manufacturing know-how with respect to production processes conducted at facilities that will be closed or at which the number of employees will be reduced, including cooperation by employees who will be terminated; (c) the assimilation of the production processes at closed facilities with production at other company facilities without undue disruption to the manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying the subject products for various customer and government programs; (d) selling a vacated facility within an anticipated time frame at an anticipated selling price; and (e) the absence of changes in business conditions that would require significant modifications to the current program, including the effects of the proposed acquisition and assimilation of Fiberite. The failure of these assumptions to be realized may cause the actual total cost or benefit of the consolidation program to differ materially from the estimates.

                              PART II.  OTHER INFORMATION

                         HEXCEL CORPORATION AND SUBSIDIARIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An Annual Meeting of Stockholders of the company was held on May 22, 1997. Stockholders holding 35,586,511 shares of Hexcel common stock were present, either in person or by proxy. The following matters were submitted to the company's stockholders for a vote at that meeting, with the results of the vote indicated:

    1    The election of nominees to the Board of Directors:

                                     Votes Cast

          -------------------------------------------------------
              Director                   For             Withheld
          -------------------------------------------------------
          John M. D. Cheesmond       35,272,903           313,608
          -------------------------------------------------------
          Marshall S. Geller         35,290,483           296,028
          -------------------------------------------------------
          Juergen Habermeier         35,289,696           296,815
          -------------------------------------------------------
          John J. Lee                35,289,602           296,909
          -------------------------------------------------------
          Stanley Sherman            35,290,633           295,878
          -------------------------------------------------------
          Martin L. Solomon          35,290,633           295,878
          -------------------------------------------------------
          George S. Springer         35,290,633           295,878
          -------------------------------------------------------
          Joseph T. Sullivan         35,290,633           295,878
          -------------------------------------------------------
          Hermann Vodicka            35,290,633           295,878
          -------------------------------------------------------
          Franklin S. Wimer          35,290,633           295,878
          -------------------------------------------------------

    2. The approval and adoption of the Hexcel Incentive Stock Plan as described in the Proxy Statement:

                                     Votes Cast

          -------------------------------------------------------
                   For              Against      Abstentions
          -------------------------------------------------------
                27,659,838         4,443,584       36,874
          -------------------------------------------------------

    3. The approval and adoption of the Hexcel Management Stock Purchase Plan as described in the Proxy Statement:


                                     Votes Cast

          -------------------------------------------------------
                   For              Against      Abstentions
          -------------------------------------------------------
                 30,139,459        1,960,691        40,146
          -------------------------------------------------------

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

    (a)  Exhibits:

         10.1 Asset Purchase Agreement, by and among Stamford FHI Acquisition Corp., Fiberite, Inc. and Hexcel Corporation, dated as of April 21, 1997.

         10.2  Hexcel Corporation 1997 Employee Stock Purchase Plan.

         10.3 Hexcel Corporation Incentive Stock Plan, As Amended and Restated January 30, 1997.

         10.4  Form of Non-Qualified Stock Option Agreement (1997).

         10.5  Form of Performance Accelerated Restricted Stock Units.

         10.6  Form of Performance Accelerated Stock Option Agreement
               (Director).

         10.7  Form of Performance Accelerated Stock Option Agreement
               (Employee).

         10.8  Form of Reload Option Agreement (1997).

         10.9  Hexcel Corporation Management Stock Purchase Plan.

         10.10 Form of Grant of Restricted Stock Units Agreement.

         11.   Statement Regarding Computation of Per Share Earnings.

         27.   Financial Data Schedule (electronic filing only).

    (b)  Report on Form 8-K:

         Current Report on Form 8-K dated July 10, 1997, relating to Hexcel's change in independent accountants.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

    HEXCEL CORPORATION
    (Registrant)


    August 13, 1997                           /s/ Wayne C. Pensky
-------------------------              ----------------------------------
        (Date)                                    Wayne C. Pensky,
                                            Corporate Controller and
                                             Chief Accounting Officer