Form 10-Q
period 1997-09-30
HEXCEL CORP /DE/
filed 1997-11-14
CIK 717605

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549


                                  FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 1997

                                      or

          / /Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________

                          Commission File Number 1-8472

                                  -----------

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes __X__   No _____

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a US
Bankruptcy Court.
Yes __X__   No _____

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class              Outstanding at November 7, 1997
            -----              --------------------------------
         COMMON STOCK                     36,845,341

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                    HEXCEL CORPORATION AND SUBSIDIARIES


                                   INDEX

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         -  Condensed Consolidated Balance Sheets --
            September 30, 1997 and December 31, 1996                   2

         -  Condensed Consolidated Statements of
            Operations -- Quarter and Year-to-Date Periods Ended
            September 30, 1997 and 1996                                3

         -  Condensed Consolidated Statements of
            Cash Flows -- Year-to-Date Periods
            Ended September 30, 1997 and 1996                          4

         -  Notes to Condensed Consolidated
            Financial Statements                                       5

         -  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                10

PART II. OTHER INFORMATION

         Item 6.  Exhibits                                            17

SIGNATURES                                                            18

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                              UNAUDITED
                                                                     ---------------------------
                                                                     SEPTEMBER 30,  December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1997           1996
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  3,141       $  7,975
  Accounts receivable                                                   183,138        151,263
  Inventories                                                           162,298        145,884
  Prepaid expenses and other assets                                      39,095         11,809
------------------------------------------------------------------------------------------------
  Total current assets                                                  387,672        316,931
------------------------------------------------------------------------------------------------
Property, plant and equipment                                           482,815        468,173
Less accumulated depreciation                                          (159,220)      (141,390)
------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                     323,595        326,783
------------------------------------------------------------------------------------------------
Intangibles and other assets                                             96,286         58,022
------------------------------------------------------------------------------------------------
  Total assets                                                         $807,553      $ 701,736
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term liabilities        $ 16,325       $ 23,835
  Accounts payable                                                       62,838         73,117
  Accrued liabilities                                                    94,279         91,860
------------------------------------------------------------------------------------------------
  Total current liabilities                                             173,442        188,812
------------------------------------------------------------------------------------------------
Long-term notes payable and capital lease obligations                   325,693        254,919
Indebtedness to related parties                                          34,347         32,262
Deferred liabilities                                                     39,513         46,414
------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.01 par value, 100,000 shares authorized, shares
    issued and outstanding of 36,828 in 1997 and 36,561 in 1996             368            366
  Additional paid-in capital                                            264,528        259,592
  Accumulated deficit                                                   (27,864)       (89,171)
  Cumulative currency translation adjustment                             (2,474)         8,542
------------------------------------------------------------------------------------------------
  Total stockholders' equity                                            234,558        179,329
------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                           $807,553      $ 701,736
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                                                       UNAUDITED
                                               --------------------------------------------------------------
                                               QUARTER ENDED SEPTEMBER 30,   YEAR-TO-DATE ENDED SEPTEMBER 30,
                                               ---------------------------   --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1997         1996                1997          1996
-------------------------------------------------------------------------------------------------------------
Net sales                                        $ 226,611     $ 189,542          $ 682,249     $ 482,730

Cost of sales                                     (171,644)     (153,729)          (522,577)     (384,946)
-------------------------------------------------------------------------------------------------------------
Gross margin                                        54,967        35,813            159,672        97,784

Selling, general and administrative expenses       (30,203)      (25,642)           (88,293)      (67,003)

Business acquisition and consolidation expenses    (15,433)       (1,382)           (21,150)      (35,802)

Other income, net                                        -           142                  -         3,127
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                              9,331         8,931             50,229        (1,894)

Interest expense                                    (6,771)       (7,173)           (18,288)      (15,655)
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    2,560         1,758             31,941       (17,549)

Benefit (provision) for income taxes                35,388        (1,412)            29,366        (3,924)
-------------------------------------------------------------------------------------------------------------
    Net income (loss)                            $  37,948        $  346          $  61,307     $ (21,473)
-------------------------------------------------------------------------------------------------------------
Net income (loss) per share and equivalent share:

    Primary                                      $    0.99     $    0.01          $    1.61     $   (0.66)

    Fully Diluted                                     0.87          0.01               1.47         (0.66)
-------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalent shares:

    Primary                                         38,418        37,430             38,115        32,305

    Fully Diluted                                   46,610        37,430             45,703        32,305
-------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
                                                                                   UNAUDITED
                                                                               ------------------
                                                                               YEAR-TO-DATE ENDED
                                                                                 SEPTEMBER 30,
                                                                               ------------------
(IN THOUSANDS)                                                                 1997          1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                       $ 61,307      $ (21,473)
    Reconciliation to net cash provided (used) by operating activities:
        Depreciation and amortization                                         28,011         17,975
        Deferred income taxes                                                (39,000)             -
        Write-off of purchased in-process technologies                         8,000              -
        Accrued business acquisition and consolidation expenses               21,150         35,802
        Business acquisition and consolidation payments                      (27,342)        (4,071)
        Working capital changes and other                                    (71,185)       (21,442)
---------------------------------------------------------------------------------------------------
        Net cash (used) provided by operating activities                     (19,059)         6,791
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                     (31,695)       (21,338)
    Proceeds from the sale of Kyntex joint venture                             5,000              -
    Cash paid for the Acquired Ciba Business                                       -        (25,000)
    Cash paid for the Acquired Hercules Business                                   -       (141,820)
    Cash paid for the Acquired Fiberite Assets                               (37,000)             -
    Other                                                                     (2,000)         1,560
---------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                (65,695)      (186,598)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                   2,530        172,286
    Payments of long-term debt                                                (9,276)       (59,507)
    Proceeds from revolving credit facility and short-term debt, net          80,085         64,196
    Proceeds from issuance of common stock                                     4,938          2,777
---------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                             78,277        179,752
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                   1,643            398
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (4,834)           343
Cash and cash equivalents at beginning of year                                 7,975          3,829
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $  3,141       $  4,172
---------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the company as of September 30, 1997, and the results of operations for the quarter and year-to-date periods ended September 30, 1997 and 1996, and the cash flows for the year-to-date periods ended September 30, 1997 and 1996. The condensed consolidated balance sheet of the company as of December 31, 1996 was derived from the audited 1996 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1996 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation (collectively, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division (collectively, the "Acquired Ciba Business") at various dates through February 28, 1997. As also discussed in Note 2, Hexcel acquired the composite products and carbon fibers businesses of Hercules Incorporated ("Hercules" or the "Acquired Hercules Business") on June 27, 1996. Accordingly, the accompanying condensed consolidated balance sheets, statements of operations and cash flows include the financial position, results of operations and cash flows, respectively, of the businesses acquired from Ciba and Hercules as of such dates and for such periods that these businesses were owned by the company.


NOTE 2 -- BUSINESS ACQUISITIONS AND CONSOLIDATION

ACQUIRED BUSINESSES

     As described in Note 1, the company acquired the assets and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash; (c) senior subordinated notes in an aggregate principal amount of approximately $37,650; and (d) senior demand notes in an aggregate principal amount of $5,329. The aggregate purchase price for the net assets acquired was approximately $209,100.

     On February 21, 1997, Hexcel consented to an assignment by Ciba of Ciba's rights and obligations under various agreements with the company. As a result of the assignment of these rights and obligations, the Hexcel common stock and the senior subordinated notes previously held by Ciba are now beneficially held by Ciba Specialty Chemicals Holding Inc., a Swiss corporation ("CSC") (see Note 4).

     The Acquired Hercules Business was purchased for $135,000 in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139,400 as of September 30, 1997, but additional post-closing purchase price adjustments could subsequently arise.

     The pro forma net sales, net loss and net loss per share of Hexcel for the year-to-date period ended September 30, 1996, giving effect to the acquisitions of the Acquired Ciba Business and the Acquired Hercules Business as if they had occurred on January 1, 1996, were:

     ---------------------------------------------------------------
                                                             9/30/96
     ---------------------------------------------------------------
     Pro forma net sales                                  $  585,994
     Pro forma net loss                                      (24,875)
     Pro forma net loss per share                              (0.68)
     ---------------------------------------------------------------
     Weighted average shares and equivalent shares
         used in computing pro forma net loss per share       36,424
     ---------------------------------------------------------------

     On September 30, 1997, the company acquired intangible assets and inventory, consisting of a satellite business and rights to certain technologies from Fiberite, Inc. ("Fiberite"), in exchange for $37,000 in cash. The acquisition was substantially downsized from the original agreement whereby the company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300,000. As a result of the downsized transaction, the company wrote-off $4,974 of acquisition and financing costs to business acquisition and consolidation expenses. In addition, the company expensed $8,000 of acquired in-process research and technology purchased from Fiberite which is also included in business acquisition and consolidation expenses.

BUSINESS CONSOLIDATION

     In May 1996, in conjunction with the integration of the Acquired Ciba Business, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December of 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the acquired businesses. The total expense of the business consolidation program is estimated to be approximately $58,000, of which approximately $42,000 relates to cash expenditures. Of the total estimated expense, $42,370 was incurred in 1996 and $8,176 was incurred in the first nine months of 1997. The company expects to record the majority of the remaining expenses during the last quarter of 1997. The business consolidation program will not be significantly impacted by the Fiberite transaction.

     The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions of the consolidation program include the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the closure of a portion of the Welkenraedt, Belgium operations, the reorganization of the company's manufacturing operations in France, the consolidation of the company's US special process manufacturing activities, and the integration of sales, marketing and administrative resources.

     Management expects that the business consolidation program will take up to the end of 1998 to complete, because, among other matters, of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products and the time to prepare the site that receives the transferred equipment and production activities. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

     After closing the Anaheim facility on schedule in the third quarter of 1997, the company completed the sale of the facility on October 30, 1997.
Net cash proceeds from the sale were approximately $8,500 and no gain or loss resulted from the sale. The primary remaining activities of the business consolidation program relate to the Belgium and France operations and the installation and qualifications related to the equipment transferred from the Anaheim facility.

     The following table sets forth the company's accrued business acquisition and consolidation expenses for the period from December 31, 1996 to September 30, 1997:

-------------------------------------------------------------------------------------------
                                EMPLOYEE      FACILITY
                                SEVERANCE     CLOSURE &
                                   AND        EQUIPMENT               FIBERITE
                               RELOCATION     RELOCATION    OTHER    TRANSACTION    TOTAL
-------------------------------------------------------------------------------------------
BALANCE AS OF 12/31/96         $ 19,083        $ 5,198     $ 1,076       --        $ 25,357
 Business acquisition and
  consolidation expenses            206          5,040       2,930      12,974       21,150
 Cash expenditures               (4,790)        (6,558)     (3,020)    (12,974)     (27,342)
 Non-cash usage, including
  asset write-downs and
  currency translation effects     (403)        (1,351)      2,018        --            264
-------------------------------------------------------------------------------------------
BALANCE AS OF 9/30/97          $ 14,096        $ 2,329     $ 3,004    $   --       $ 19,429
-------------------------------------------------------------------------------------------

     Approximately 75 positions were eliminated during 1996, and another 170 positions were eliminated during the first nine months of 1997.


NOTE 3 -- INVENTORIES

     Inventories as of September 30, 1997 and December 31, 1996 were:

     ----------------------------------------
                          9/30/97    12/31/96
     ----------------------------------------
     Raw materials       $ 92,965    $ 66,055
     Work in progress      45,515      45,469
     Finished goods        23,818      34,360
     ----------------------------------------
     Total inventories   $162,298    $145,884
     ----------------------------------------
     ----------------------------------------

NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

     Notes payable, capital lease obligations and indebtedness to related parties as of September 30, 1997 and December 31, 1996 were:

----------------------------------------------------------------------------------
                                                               9/30/97    12/31/96
----------------------------------------------------------------------------------
Revolving credit facility, expires 1999                       $178,914     $98,656
European credit and overdraft facilities                        20,497      23,405
Convertible subordinated notes, due 2003                       114,475     114,500
Convertible subordinated debentures, due 2011                   25,625      25,625
Obligations under IDRB variable rate demand notes                --          8,450
Various notes payable                                              970       1,212
----------------------------------------------------------------------------------
Total notes payable                                            340,481     271,848
Capital lease obligations                                        1,537       6,906
Senior subordinated notes payable to CSC,
  net of unamortized discount of $2,342 and $2,666
  as of September 30, 1997 and December 31, 1996, respectively  34,347      32,262
----------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                             $376,365    $311,016
----------------------------------------------------------------------------------
Notes payable and current maturities of long-term liabilities  $16,325     $23,835
Long-term notes payable and capital lease obligations,
  less current maturities                                      325,693     254,919
Indebtedness to related parties                                 34,347      32,262
----------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                             $376,365    $311,016
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

REVOLVING CREDIT FACILITY

     In connection with the acquisition of the Acquired Hercules Business on June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance certain outstanding indebtedness; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the company on a worldwide basis. The Revolving Credit Facility initially provided for borrowing capacity of $310,000. However, as a result of the company's issuance of convertible subordinated notes in July of 1996, maximum availability under the Revolving Credit Facility was reduced from $310,000 to $254,600, in accordance with the terms of that facility.

     As of September 30, 1997, outstanding borrowings and letter of credit commitments under the Revolving Credit Facility totaled $182,600.

SENIOR SUBORDINATED NOTES PAYABLE TO CSC

     In connection with the purchase of the Acquired Ciba Business, Hexcel delivered to Ciba Senior Subordinated Notes in an aggregate principal amount of $34,928, and has undertaken to deliver additional Senior Subordinated Notes in an aggregate principal amount of approximately $2,900.

NOTE 5 -- INCOME TAXES

     The benefit for income taxes of $35,388 for the nine months ended September 30, 1997, included a $39,000 reversal of the US tax valuation allowance offset by taxes on the income of certain European subsidiaries and state taxes. The provision for income taxes of $1,412 for the nine months ended September 30, 1996, consisted primarily of taxes on the income of certain European subsidiaries. The income tax benefit or provision is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the company by country may vary, which could result in changes in the effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the company had fully provided valuation allowance reserves against its net deferred tax assets in countries where there were uncertainties in generating sufficient future taxable income to realize these net deferred tax assets. These reserves were recorded in the US and Belgium and, as a result, excluding the $39,000 US valuation allowance reversal, no provision for US federal or Belgium income taxes has been recorded for the nine months ended September 30, 1997 and 1996 due to the utilization of net operating loss carryforwards.

     Based on the company's improved operating results and its current business plans, management believes that it is more likely than not that the company will generate sufficient future US taxable income to realize the entire US net deferred tax asset. Accordingly, in the third quarter of 1997, the company released its remaining $39,000 reserve against its US net deferred tax asset, resulting in a credit to the income tax provision, an increase to net income and the recognition of a deferred tax asset. Going forward, the effective US income tax rate will now approximate the statutory rate. This credit does not change the company's cash flows.

     The company still maintains a valuation allowance of approximately $11,000 against its net deferred tax asset related to its Belgium operations, which will continue to be periodically reassessed.


NOTE 6 -- EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Hexcel is required to adopt SFAS 128 in the fourth quarter of 1997, and at that time will restate earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application of the provisions of SFAS 128 is not permitted.

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS would have been as follows:


          QUARTER ENDED SEPTEMBER 30,   YEAR-TO-DATE ENDED SEPTEMBER 30,
              1997         1996                 1997          1996
------------------------------------------------------------------------
Basic        $1.03        $0.01                $1.67         ($0.66)
Diluted      $0.87        $0.01                $1.48         ($0.66)
------------------------------------------------------------------------

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

     Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules on June 27, 1996. The Acquired Hercules Business was purchased for $135.0 million in cash subject to certain post-closing adjustments. The adjusted purchase price was approximately $139.4 million as of September 30, 1997, but additional post-closing adjustments could subsequently arise.

     On September 30, 1997, the company acquired intangible assets and inventory, consisting of a satellite business and rights to certain technologies from Fiberite, Inc., ("Fiberite") in exchange for $37 million in cash. The acquisition was substantially downsized from the original agreement and whereby the company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300 million. As a result of the downsized transaction, the company wrote-off $5 million of acquisition and financing costs to business acquisition and consolidation expenses. In addition, the company expensed $8 million of acquired in-process research and technology purchased from Fiberite which is also included in business acquisition and consolidation expenses.

     Further discussion of the business acquisitions is contained in Notes 1 and 2 to the accompanying condensed consolidated financial statements.

BUSINESS CONSOLIDATION

     In May 1996, in conjunction with the integration of the Acquired Ciba Business, Hexcel announced the commencement of a plan to consolidate the company's operations over a period of three years. In December 1996, the company announced the commencement of further consolidation activities identified during the ongoing integration of the acquired businesses. The total expense of the business consolidation program is estimated to be approximately $58 million of which approximately $42 million relates to cash expenditures. Of the total estimated expense, $42.4 million was incurred in 1996 and $8.2 million was incurred in the first nine months of 1997. The company expects to incur the majority of the remaining expenses during the
last quarter of 1997.   The business consolidation program will not be
significantly impacted by the Fiberite transaction.

     Further discussion of the business consolidation program is contained in
Note 2 to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

THIRD QUARTER

     NET SALES: Net sales for the third quarter of 1997 were $226.6 million, compared with net sales for the 1996 third quarter of $189.5 million. The 19.6% increase in 1997 third quarter sales over 1996 third quarter sales was largely attributable to improved sales of composite materials to commercial aerospace customers, and reflects the impact of increases in production rates for certain aircraft as well as the increased utilization of composite materials on new generation aircraft. In particular, Hexcel benefited from higher sales of carbon honeycomb core and carbon fiber based prepregs. The company also benefited from increased sales of engineered products, largely as a result of the production of structural and interior components for The Boeing
Company ("Boeing").   These sales gains were partially offset by the
translation impact of a strengthening US dollar on European sales. Sales to European customers and export sales from European factories comprise approximately 34% of consolidated third quarter sales. Assuming 1996 exchange rates ("on a constant currency basis"), sales for the third quarter of 1997 would have been approximately $12 million higher, reflecting a 26% increase over the third quarter of 1996.

     Approximately 22% of the company's 1996 sales were made to Boeing and related subcontractors, and this percentage is expected to increase in 1997 and 1998. Boeing recently announced expected delays in delivering aircrafts in the fourth quarter of 1997, however, there has been no significant impact on the company's sales, nor has there been any indication that this may have
significant impact in the future.   Commercial aerospace accounted for 65% of
net sales in the quarter, compared to 55% of 1996 year-to-date pro forma sales.

    Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. The company estimates it has production capacity and sufficient supplier commitments to purchase carbon fiber to meet its estimated 1997 and 1998 aerospace customer requirements. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, the company may not be able to satisfy all of its customers' requirements. Carbon fiber manufacturers, including the company, have announced plans to increase carbon fiber production capacity. During the first six months of 1997, the company completed the first phase of its previously announced carbon fiber capacity expansion program, with the balance of the program estimated to be substantially complete in the fourth quarter of 1997.

    The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended September 30, 1997:

-------------------------------------------------------------------------------
                         COMMERCIAL   SPACE &                GENERAL
(IN MILLIONS)            AEROSPACE    DEFENSE   RECREATION  INDUSTRIAL  TOTAL
-------------------------------------------------------------------------------
Fibers and Fabrics        $  4.2       $  4.1    $  3.5      $  28.9    $ 40.7
Composite Materials         96.3         15.5      12.5         14.1     138.4
Engineered Products         45.6          1.9        --           --      47.5
-------------------------------------------------------------------------------
  Total                  $ 146.1       $ 21.5    $ 16.0      $  43.0   $ 226.6
                             65%           9%        7%          19%      100%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     BACKLOG: The backlog of orders for commercial and military aerospace materials to be filled within 12 months increased from $347.5 million as of December 31, 1996, to $440.3 million as of September 30, 1997. The 26.7% increase reflects the impact of increased commercial aircraft build rates, as well as an increase in orders for engineered products. The order backlog for non-aerospace materials of $53.3 million as of September 30, 1997 was comparable to that of December 31, 1996 of $54.2 million.

     The following tables summarize the backlog of orders by product group as of September 30, 1997 and December 31, 1996:

-------------------------------------------------------------------------------
SEPTEMBER 30, 1997                                   NON-
(IN MILLIONS)                       AEROSPACE     AEROSPACE      TOTAL
-------------------------------------------------------------------------------
Fibers and Fabrics                   $  45.6       $  31.0      $  76.6
Composite Materials                    232.5          22.3        254.8
Engineered Products                    162.2            --        162.2
-------------------------------------------------------------------------------
  Total                              $ 440.3       $  53.3      $ 493.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
DECEMBER 31, 1996                                   NON-
(IN MILLIONS)                       AEROSPACE     AEROSPACE      TOTAL
-------------------------------------------------------------------------------
Fibers and Fabrics                   $  26.9       $  33.6      $  60.5
Composite Materials                    194.6          15.8        210.4
Engineered Products                    126.0           4.8        130.8
-------------------------------------------------------------------------------
  Total                              $ 347.5       $  54.2      $ 401.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     GROSS MARGIN: Gross margin for the third quarter of 1997 was $55.0 million, or 24.3% of sales, compared with $35.8 million for the third quarter of 1996, or 18.9% of sales. The improvement in 1997 third quarter gross margin is the result of higher sales volume, favorable product mix, enhanced manufacturing productivity resulting from Hexcel's business consolidation program, and the benefits from the recent investments made in our carbon fibers business. Due to the highly competitive nature of most of the markets in which the company competes, product price changes were not a significant factor in the 1997 gross margin improvement.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"): SG&A expenses were $30.2 million, in the third quarter of 1997, or 13.3% of sales, which includes $4.8 million of research and technology expenses. This compares with 1996 third quarter SG&A expenses of $25.6 million, or 13.5% of sales, which includes $5.0 million of research and technology expenses.

     OPERATING INCOME: Operating income was $9.3 million in the third quarter of 1997, compared with $8.9 million in the third quarter of 1996. The 1997 quarter includes a charge for business acquisition and consolidation expenses of $15.4 million, of which $13.0 million relates to the Fiberite transaction, compared to $1.4 million for the third quarter of 1996. Excluding the charge for business acquisition and consolidation expenses, the improvement in operating income as a percentage of sales (10.9% in third quarter 1997 compared to 5.4% in third quarter 1996) reflects the benefit from the business consolidation program and improvements in gross margin.

     INCOME TAXES: The benefit for income taxes of $35.4 million for the nine months ended September 30, 1997, included a $39.0 million reversal of the US valuation allowance offset by taxes on the income of certain European subsidiaries and state taxes. The provision for income taxes of $1.4 million for the nine months ended September 30, 1996, consisted primarily of taxes on the income of certain European subsidiaries. The income tax benefit or provision is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the company by country may vary, which could result in changes in the effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

     In accordance with SFAS 109, the company had fully provided valuation allowance reserves against its net deferred tax assets in countries where there were uncertainties in generating sufficient future taxable income to realize these net deferred tax assets. These reserves were recorded in the US and

Belgium and, as a result, excluding the $39.0 million US tax valuation allowance reversal, no provision for US federal or Belgium income taxes has been recorded for the nine months ended September 30, 1997 and 1996 due to the utilization of net operating loss carryforwards.

     Based on the company's improved operating results and its current business plans, management believes that it is more likely than not that the company will generate sufficient future US taxable income to realize the entire US net deferred tax asset. Accordingly, in the third quarter of 1997, the company released its remaining $39.0 million reserve against its US net deferred tax asset, resulting in a credit to the income tax provision, an increase to net income and the recognition of a deferred tax asset. Going forward, the effective US income tax rate will now approximate the statutory rate. This credit does not change the company's cash flows.

     The company still maintains a valuation allowance of approximately $11.0 million against its net deferred tax asset related to its Belgium operations, which will continue to be periodically reassessed.

     NET INCOME AND NET INCOME PER SHARE: Net income for the 1997 third quarter was $37.9 million, or $0.87 per share on a fully diluted basis, compared with net income for the 1996 third quarter of $0.3 million, or $0.01 per share. The 1997 third quarter includes a $39.0 million non-recurring credit resulting from the reversal of the US tax valuation allowance and $15.4 million of business acquisition and consolidation expenses. Excluding these items, earnings for the quarter would have been $0.36 per share on a fully diluted basis, compared with $0.05 per share on a fully diluted basis for the third quarter of 1996, excluding business acquisition and consolidation expenses of $1.4 million. Information regarding the impact of SFAS 128 on earnings per share is contained in Note 6 to the accompanying condensed consolidated financial statements.

     There were 46.6 million weighted-average shares and equivalent shares outstanding during the third quarter of 1997, versus 37.4 million during the third quarter of 1996. The quarter-over-quarter increase in the number of weighted average shares and equivalent shares is primarily attributable to the inclusion of 8.1 million common share equivalents from the $114.5 million and $25.6 million Convertible Subordinated Notes, which were antidilutive in the 1996 period.

YEAR-TO-DATE

     NET SALES AND GROSS MARGIN: Net sales for the first nine months of 1997 were $682.2 million, compared with $482.7 million for the first nine months of 1996. Pro forma net sales for the first nine months of 1996 were $586.0 million. On a constant currency basis, sales for the the nine months ended September 30, 1997 would have been approximately $28 million higher, reflecting a 21.2% increase over 1996 pro forma sales. Gross margin for the first nine months of 1997 was 23.4% of sales, versus gross margin for the same period of 1996 of 20.3% of sales. These increases primarily reflect the same factors noted above.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended September 30, 1997:

-------------------------------------------------------------------------------
                         COMMERCIAL   SPACE &                 GENERAL
(IN MILLIONS)            AEROSPACE    DEFENSE   RECREATION  INDUSTRIAL  TOTAL
-------------------------------------------------------------------------------
Fibers and Fabrics        $  18.0      $  10.1   $  8.0      $  91.7    $ 127.8
Composite Materials         289.0         45.8     44.9         46.7      426.4
Engineered Products         119.6          7.0       --          1.4      128.0
-------------------------------------------------------------------------------
  Total                   $ 426.6      $  62.9   $ 52.9      $ 139.8    $ 682.2
                              63%           9%       8%          20%       100%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     OPERATING INCOME: Operating income for the first nine months of 1997 was $50.2 million, compared with operating loss for the same period of 1996 of $1.9 million. Results for the nine-month period ended September 30, 1997 include $21.2 million of business acquisition and consolidation expenses, of which $13.0 million relates to the Fiberite transaction, compared to $35.8 million for the first nine months of 1996. The business acquisition and consolidation expenses incurred in the first nine months of 1996, included non-cash expenditures of $3.6 million of compensation expense resulting from stock options that were granted in 1995 subject to stockholder approval and stock options which vested in connection with the acquisition of the Acquired Ciba Business and $11.4 million of write downs on various assets primarily relating to the disposal of certain manufacturing equipment and a building.

     Excluding the business acquisition and consolidation expenses, the improvement in operating income is the result of the benefit from the business consolidation program and improvements in gross margin, partially offset by higher SG&A expenses. SG&A expenses were $88.3 million in the 1997 period, or 12.9% of sales, versus $67.0 million in the 1996 period, or 13.9% of sales. Results for 1996 include $3.1 million of other income, which was largely attributable to the receipt of an additional $1.6 million of cash in connection with the sale of a manufacturing facility and related assets in 1994, and to the partial settlement for $1.1 million of a claim arising from the sale of certain assets in 1991.

     INTEREST EXPENSE: Interest expense for the first nine months of 1997 was $18.3 million compared with $15.7 million for the 1996 period, and reflects the additional debt used to finance the business acquisitions. The 1996 period also includes a write-off of $3.4 million of capitalized debt financing costs in connection with the refinancings of the revolving credit facilities.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE: The 1997 year-to-date net income was $61.3 million, or $1.47 per share on a fully diluted basis, versus net loss of $21.5 million, or $0.66 per share, for the comparable period of 1996. The year-to-date period ended September 30, 1997 includes a $39.0 million non-recurring credit to the income tax provision resulting from the reversal of the US tax valuation allowance and $21.2 million of business acquisition and consolidation expenses. Excluding these items, earnings for the nine months ended September 30, 1997, would have been $1.07 per share on a fully diluted basis. Pro forma earnings for the comparable 1996 period would have been $0.12 per share, excluding business acquisition and consolidation expenses of $35.8 million.

     There were approximately 45.7 million weighted-average shares and equivalent shares outstanding during the first nine months of 1997, versus
32.3 million during the first nine months of 1996. The difference in the number of weighted average shares and equivalent shares primarily reflects the issuance of approximately 18.0 million shares of new common stock to Ciba on February 29, 1996 in connection with the acquisition of the Acquired Ciba Business as well as the inclusion of 7.2 million of common share equivalents from the $114.5 million of Convertible Subordinated Notes, which were antidilutive in the 1996 period.

CAPITAL RESOURCES AND LIQUIDITY

     Management expects that the financial resources of Hexcel, together with the available funds under the Revolving Credit Facility, will be sufficient to fund the company's worldwide operations. Further discussion of the company's financial resources is contained in Note 4 to the accompanying condensed consolidated financial statements.

EBITDA AND CASH FLOWS

     YEAR-TO-DATE, 1997: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization ("Adjusted EBITDA") were $99.4 million. Net cash used for operating activities was $19.1 million, primarily as the result of the increase in working capital which more than offset net income. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from peak year-end levels, primarily due to the payment in 1997 of obligations incurred during 1996 for capital projects and employee incentive and benefit programs. The company anticipates modest improvements in its working capital levels by year end.

     Net cash used for investing activities was $65.7 million. This reflects $31.7 million of capital expenditures, $37.0 million related to the Fiberite transaction and the receipt of $5.0 million in connection with the sale of a 50% equity interest in the Knytex joint venture. Net cash used for investing activities were funded by borrowings under the Revolving Credit Facility. On October 30, 1997, the company sold its Anaheim facility for net cash proceeds of $8.5 million. These proceeds were subsequently used to reduce borrowings under the Revolving Credit Facility.

     YEAR-TO-DATE, 1996: Adjusted EBITDA was $48.8 million and net cash provided by operating activities was $6.8 million. Net cash used in investing activities totaled $186.6 million, including cash payments of $166.8 million in connection with the purchase of the Acquired Ciba Business and the Acquired Hercules Business and $21.3 million for capital expenditures. As noted above, a substantial portion of the consideration paid for the Acquired Ciba Business was comprised of Hexcel common stock, senior subordinated notes and senior demand notes. Net cash provided by financing activities was $179.8 million.

     Adjusted EBITDA has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA does not represent an alternative measure of the company's cash flows or operating income and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

CAPITAL EXPENDITURES

     Capital expenditures increased to $31.7 million in the first nine months of 1997, from $21.3 million in the first nine months of 1996. This increase is attributable to capital expenditures incurred in connection with the business consolidation program as well as expenditures to improve manufacturing processes and to expand production capacity for select product lines that are in high demand. Management expects capital spending for all of 1997 to be just under $60 million.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; foreign currency fluctuations; level of profitability by country; changes in, or failure to comply with, government regulations; demographic changes; changes in sales mix; maintaining current pricing levels; the reduction in sales to or loss of any significant customers, including Boeing or the Airbus Industrie consortium; changes in methods of distribution and technology; industry capacity; competition; availability of carbon fiber; capacity constraints; changes in business strategy or development plans; availability of liquidity sufficient to meet the company's need for capital; availability of qualified personnel; and various other factors referenced in this Quarterly Report on Form 10-Q. The company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

     In addition to the risks, uncertainties and other factors referred to above which may cause the actual costs of the business consolidation program to differ materially from estimated amounts, such estimated amounts are based on various factors and were derived utilizing numerous important assumptions, including: (a) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance costs levels, while maintaining work flow in the business areas affected; (b) the ability to maintain manufacturing know-how with respect to production processes conducted at facilities that will be closed or at which the number of employees will be reduced, including cooperation by employees who will be terminated; (c) the assimilation of the production processes at closed facilities with production at other company facilities without undue disruption to the manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying the subject products for various customer and government programs; and (d) the absence of changes in business conditions that would require significant modifications to the current program. The failure of these assumptions to be realized may cause the actual total cost or benefit of the consolidation program to differ materially from the estimates.

                        PART II.  OTHER INFORMATION


                    HEXCEL CORPORATION AND SUBSIDIARIES



Item 6.   EXHIBITS

               10.11 Amended and Restated Asset Purchase Agreement, by and among Stamford FHI Acquisition Corp., Fiberite, Inc. and Hexcel Corporation, dated as of August 25, 1997.

               10.12 License of Intellectual Property Agreement, by and among Hexcel Corporation and Fiberite, Inc., dated as of August 29, 1997.

               11.      Statement Regarding Computation of Per Share Earnings.

               27.      Financial Data Schedule (electronic filing only).

               99 The press release regarding the closing of the restructured Fiberite transaction, dated September 30, 1997

               99.10 Form of Performance Accelerated Restricted Stock Unit Agreement

               99.11    Form of Employee Option Agreement

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

               HEXCEL CORPORATION
               (Registrant)


               November 13, 1997                    /s/ Wayne C. Pensky
               -----------------                  ------------------------
                    (Date)                            Wayne C. Pensky,
                                                  Corporate Controller and
                                                  Chief Accounting Officer