Form 10-K
period 1997-12-31
HEXCEL CORP /DE/
filed 1998-03-31
CIK 717605

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                   NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS               ON WHICH REGISTERED
-----------------------  -----------------------------------------
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

    The aggregate market value as of March 16, 1998 of voting stock held by nonaffiliates of the registrant: $472,793,149

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of reorganization confirmed by a U.S. Bankruptcy Court.    Yes __X    No ____

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     OUTSTANDING AT MARCH 16,
      CLASS                    1998
-----------------  ----------------------------
Common Stock                 36,866,641

                      DOCUMENTS INCORPORATED BY REFERENCE:

  PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED
                               HEREIN)--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and subsidiaries (herein referred to as "Hexcel" or the "Company") is a leading international developer and manufacturer of carbon fibers, reinforcement fabrics, and lightweight, high-performance composite materials, and engineered products for use in the commercial aerospace, space and defense, recreation, and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a participant in one operating joint venture and two additional joint venture projects in Asia.

BUSINESS ACQUISITIONS

    Hexcel acquired the worldwide composites division of Ciba-Geigy Limited, a Swiss corporation ("CGL"), and Ciba-Geigy Corporation, a New York corporation ("CGC" and together with CGL, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The composites businesses acquired from Ciba (collectively, the "Acquired Ciba Business") are engaged in the manufacture and marketing of reinforcement fabrics and lightweight, high-performance composite materials, and engineered products for commercial aerospace, space and defense, recreation, and general industrial markets. Product lines include reinforcement fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated composite parts and structures and interiors. The aggregate purchase price for the net assets acquired was approximately $208.7 million.

    Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, recreation, and general industrial markets, was purchased for $139.4 million in cash.

    On September 30, 1997, Hexcel acquired from Fiberite, Inc., ("Fiberite") its satellite business consisting of intangible assets and inventory, and certain non-exclusive, worldwide rights to other prepreg technologies, for $37.0 million in cash. The acquisition was substantially downsized from an original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300 million. As a result of the downsized transaction, the Company wrote-off $5.0 million of acquisition and financing costs to business acquisition and consolidation expenses. In addition, the Company expensed $8.0 million of acquired in process research and technology expenses purchased from Fiberite, which is also included in business acquisition and consolidation expenses.

    Further discussion of the business acquisitions is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 1, 2 and 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS CONSOLIDATION

    In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program is to integrate the Acquired Ciba Business and the Acquired Hercules Business (collectively, the "Acquired Businesses") into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies.

The business consolidation program is also intended to eliminate excess manufacturing capacity and redundant administrative functions.

    The total expense of the business consolidation program through December 31, 1997 was $54.7 million, including $13.0 million related to the Fiberite transaction which was not included in the original program. The Company does not expect to incur any further significant additional expenses in relation to this program. As of December 31, 1997, remaining cash expenditures to complete this program are estimated at $12 million, which approximates amounts accrued. Thus, when the program is complete, the Company expects that cash expenditures (for expenses and capital, net of estimated proceeds from asset sales) necessary to complete the program will approximate the initial estimate of $51 million.

    Further discussion of the business consolidation program, including a description of certain risks, uncertainties and other factors which could cause the actual expense and cash expenditures of the consolidation program to differ materially from the estimated amounts, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

RECENTLY ANNOUNCED JOINT VENTURE ACTIVITIES

    In January 1998, the Company reached an agreement in principle with The Boeing Company ("Boeing") and Aviation Industries of China to form a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications on commercial aircraft. This joint venture will be located in Tianjin, China. In February 1998, the Company signed an agreement with Boeing, Sime Darby Berhad and Malaysia Helicopter Services to form another joint venture, Asian Composite Manufacturing Sdn. Bhd., to manufacture composite parts for secondary structures on commercial aircraft. This joint venture will be located in Alor Setar, Malaysia. Products manufactured by both joint ventures will be shipped to the Company's Kent, Washington facility for final assembly, inspection and shipment to Boeing as well as other customers worldwide. It is anticipated that the first parts will be delivered to customers in 2000. The Company's total estimated financial commitment to both of these joint ventures will be approximately $31 million, which is expected to be made in increments through 2000. However, implementation of these projects, including the related investments, remain subject to certain significant conditions, including U.S. and foreign government approvals.

BUSINESS SEGMENT

    Hexcel is a vertically integrated manufacturer of a variety of products within a single business segment: Advanced Structural Materials. The Company manufactures and sells advanced structural materials to commercial aerospace, space and defense, recreation, and general industrial markets throughout the U.S. and the world. Net sales, income (loss) before income taxes, total assets, capital expenditures, and depreciation and amortization for the Company's U.S. and international geographic segments for the past three years are contained in
Note 18 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

    In connection with the purchase of the Acquired Ciba Business in 1996, Hexcel reorganized itself into strategic business units with responsibility for specific product groups or geographic areas. The research, manufacturing and marketing activities of each of the strategic business units are supported by global administrative functions such as human resources, finance and information systems, legal affairs, and research and technology coordination. The purchase of the Acquired Ciba Business provided the Company with additional manufacturing and marketing capabilities for reinforcement fabrics, prepregs, structural adhesives, and various honeycomb products, in geographically complementary areas. In addition, this acquisition extended the Company's range of product offerings to include a variety of engineered products made from reinforcement fabrics and composite materials. These engineered products encompass a number of composite parts and structures, including finished components for aircraft structures and interiors.

    As a result of the purchase of the Acquired Hercules Business, Hexcel further extended its range of product offerings to include carbon fibers, an important raw material for many reinforcement fabrics and prepregs. This acquisition also provided the Company with additional prepreg manufacturing capabilities and increased the number of products the Company is qualified to supply for various commercial and military aerospace applications.

    As a result of the purchase of the Fiberite assets, Hexcel gained immediate access to new products and technologies in the commercial aerospace, and space and defense industries.

    Following the acquisitions of the Acquired Businesses, Hexcel is now a vertically integrated supplier of advanced structural materials to a range of markets throughout the world. The Company's vertical integration provides it with an enhanced ability to control the cost, quality and delivery of its products, and enables the Company to offer its customers a variety of solutions to their structural materials requirements. The Company sells advanced structural materials to major airframe manufacturers such as Boeing, Airbus Industrie ("Airbus"), as well as many other commercial and military aerospace customers throughout the U.S. and the world. The Company believes that it has the broadest range of product qualifications for aerospace applications of any advanced structural materials manufacturer in the world, and supplies material on every commercial aircraft manufactured by Boeing and Airbus. In addition, the Company's sales to commercial aerospace and space and defense markets are complemented by sales of a number of advanced structural materials to recreation and general industrial markets. Such materials are used in a variety of product applications, including golf club shafts, fishing rods, tennis rackets, skis, snowboards, printed circuit boards, window blinds, trains, high-speed ferries, trucks, automobiles and civil engineering/construction applications.

    Hexcel's advanced structural materials business is organized around strategic business units within three product groups: Fibers and Fabrics, Composite Materials, and Engineered Products. The following table identifies, by each of these three product groups, the Company's principal products and examples of their primary end uses.

PRODUCT GROUP                     PRODUCTS                                PRIMARY END USE
-----------------------  ---------------------------  -------------------------------------------------------
Fibers and Fabrics       Carbon Fibers                Raw materials for reinforcement fabrics and prepregs
                                                        and for filament winding for various space, defense
                                                        and industrial applications.

                         Reinforcement fabrics        Raw materials for prepregs and honeycomb;
                                                      Various marine applications;
                                                      Printed circuit boards;
                                                      Window blinds;
                                                      Insulation;
                                                      Metal and fume filtration systems;
                                                      Soft body armor; and
                                                      Civil engineering and construction applications.

--------------------------------------------------------------------------------

Composite Materials      Prepregs                     Raw materials for composite structures and interiors
                                                        for aircraft, rail, marine, etc.;
                                                      Semi-finished aircraft and space components;
                                                      Rail, marine and automotive components;
                                                      Wind energy turbine blades;
                                                      Skis, snowboards, golf club shafts, fishing rods,
                                                        tennis rackets, bike frames;
                                                      Yacht bows and masts; and
                                                      Formula 1 and Indy car components.

                         Structural Adhesives         Bonding of structural materials and components,
                                                        including composite panels.

                         Honeycomb                    Lightweight, structural core material for composite
                                                        structures and interiors for aircraft, rail, marine,
                                                        etc.;
                                                      Energy absorbers in rail and automotive industries;
                                                      Athletic shoe and protective clothing materials; and
                                                      Building facia.
                         Special Process              Semi-finished aircraft components used in helicopter
                           Honeycomb                    blades;
                                                        Space shuttle doors;
                                                      Aircraft control surfaces (flaps, wing tips, elevators,
                                                        and fairings);
                                                      Automotive fuel injection components; and
                                                      Industrial components.
                         Composite Panels             Aircraft flooring and interior components;
                                                      High speed ferry and train interiors:
                                                      Structural panels for train flooring; and
                                                      Semi-structural panels for ferry car decks.

--------------------------------------------------------------------------------

Engineered Products      Composite Structures         Aircraft structures and finished aircraft
                                                        components, including:
                                                      Wing-to-body and flap track fairings;
                                                      Radomes;
                                                      Engine cowls and inlet ducts; and
                                                      Wing panels.

                         Interiors                    OEM and retrofit aircraft interiors, including:
                                                        Overhead stowage compartments;
                                                        Lavatories; and
                                                        Sidewalls and ceilings.

                         Composite Systems            Structural elements and materials for repair and
                           and Industrial               strengthening applications for civil
                           Structures                   engineering/construction; and
                                                      Composite structural parts for automotive, truck and
                                                        other industrial applications.

FIBERS AND FABRICS

    The Fibers and Fabrics business units have worldwide responsibility for manufacturing and marketing carbon fibers and reinforcement fabrics. These business units operate manufacturing facilities in Decatur, Alabama; Salt Lake City, Utah; Seguin, Texas; and Les Avenieres and Decines, France.

    CARBON FIBERS: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain reinforcement fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce prepregs, and used in filament winding and advanced fiber placement to produce various other composite materials.

    REINFORCEMENT FABRICS: Reinforcement fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, Thorstrand-Registered Trademark-, quartz, ceramic and other specialty reinforcements. These fabrics are sold to third-party customers for use in a wide range of products and are used by the Company to manufacture prepregs and other composite materials.

    Hexcel's net sales of carbon fibers and reinforcement fabrics to third party customers were $170.1 million in 1997, $155.2 million in 1996 and $119.1 million in 1995, respectively. The Company acquired its carbon fibers business in connection with the purchase of the Acquired Hercules Business, and expanded its reinforcement fabrics business in connection with the purchase of the Acquired Ciba Business. Pro forma net sales of carbon fibers and fabrics for 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of each respective year, were $181.8 million and $194.4 million, respectively. Approximately 44% and 35% of the Company's production of carbon fibers and reinforcement fabrics was used internally to manufacture composite materials in 1997 and 1996, respectively. The percentage of production of carbon fibers and reinforcement fabrics for internal use increased significantly in 1997, due to the increase in commercial aerospace composite materials sales.

COMPOSITE MATERIALS

    The Composite Materials business units, which are organized around U.S. and European markets, have worldwide responsibility for manufacturing and marketing prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels. These business units operate manufacturing and research facilities in Linz, Austria; Welkenraedt, Belgium; Duxford and Swindon, United Kingdom; Les Avenieres and Dagneux, France; Parla, Spain; Casa Grande, Arizona; Dublin and Livermore, California; Lancaster, Ohio; Pottsville, Pennsylvania; Salt Lake City, Utah; and Burlington, Washington.

    PREPREGS: Prepregs are manufactured for sale to third party customers and for use by Hexcel in manufacturing other composite materials and structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Reinforcement fabrics used in the manufacture of prepregs include S-2-Registered Trademark- and E-type fiberglass, carbon, aramid (including Kevlar-Registered Trademark-), quartz, ceramic,
Thorstrand-Registered Trademark-, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanates, epoxy, phenolic, polyester, polyimide and other specialty resins.

    STRUCTURAL ADHESIVES: As a result of the purchase of the Acquired Ciba Business, Hexcel designs and markets a comprehensive range of Redux-Registered Trademark- film adhesives. These structural adhesives, which bond a wide range of composite, metallic, and honeycomb surfaces, are used in a variety of product applications.

    HONEYCOMB, HONEYCOMB PARTS AND COMPOSITE PANELS: Honeycomb is a unique, lightweight, cellular structure generally composed of hexagonal cells nested together. The product is similar in appearance to a cross-sectional slice of a beehive. The hexagonal cell design gives honeycomb a high strength-to-weight ratio when used in "sandwich" form and a uniform resistance to crushing. These basic characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

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

    Hexcel's net sales of composite materials to third-party customers, sold separately and together as complex bonded structures, were $585.4 million in 1997, $438.2 million in 1996 and $231.1 million in 1995. The Company expanded its composite materials business in connection with the acquisitions of the Acquired Businesses. Pro forma net sales of composite materials for 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of each respective year, were $502.0 million and $463.4 million, respectively. Approximately 11% and 7% of the Company's production of composite materials was used internally to manufacture composite structures and interiors in 1997 and 1996, respectively. These products have benefited from the recent increase in commercial aerospace build rates as further discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    COMPOSITE STRUCTURES: Composite structures, and structural parts, are manufactured from a variety of composite materials (prepregs, honeycomb and structural adhesives) using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Hexcel manufactures a wide range of composite structures and parts for the commercial and military aerospace markets.

    INTERIORS: The interiors operations of the Engineered Products business unit design and produce innovative, light weight, high-strength composite interior systems for aircraft. Interior products are sold to Boeing and other airframe manufacturers for production on certain aircraft, and to airlines for replacement of existing interior components. With increasing airline traffic and the trend of increased use of rolling carry on luggage, airlines are increasingly requesting larger overhead stowage bins, which will accommodate these larger bags. Hexcel Interiors has applied for and/or patented a number of new bin designs for commercial aircraft, which will hold this larger luggage. Sales of these products will begin in 1998.

    Hexcel's net sales of engineered products to third party customers were $181.4 million in 1997 and $101.9 million in 1996. Pro forma net sales of engineered products for 1996 and 1995, giving effect to the acquisition of the Acquired Ciba Business as if it had occurred at the beginning of each respective year, were $114.7 million and $113.5 million, respectively. The improvement for engineered products in 1997 primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing starting in the second half of 1996.

PACIFIC RIM

    The Pacific Rim business unit is responsible for business development in the Asia-Pacific region, and for the sale of all of Hexcel's products within this region. The Pacific Rim business unit operates sales offices in Sydney, Australia; Hong Kong; Singapore; Taipei, Taiwan; Shanghai, China; and Pleasanton, California. This business unit is also responsible for the Company's participation in a joint venture in Japan to manufacture and market composite materials in Asia.

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

    Each of Hexcel's strategic business units maintains research and engineering staff and facilities to support its business operations. Worldwide investment in research and technology is directed and coordinated by a committee consisting of R&T representatives from each of the Company's strategic business units. This committee is responsible for ensuring that R&T investments are targeted towards maximizing the Company's long-term profitability and strengthening its competitive position in the marketplace. Additionally, the committee oversees the Company's portfolio of patents, technology licenses and other intellectual property.

    Hexcel spent $18.4 million for research and technology in 1997, $16.7 million in 1996 and $7.6 million in 1995. These expenditures were expensed as incurred.

    Hexcel's products rely primarily on the Company's expertise in materials science, textiles, engineering and polymer chemistry. Consistent with market demand, the Company has been placing more emphasis on cost effective product design and lean manufacturing in recent years. Towards this end, the Company has entered into formal and informal partnerships, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. Management believes that the Company possesses unique capabilities to design, develop and manufacture composite materials and engineered products. In addition to the rights to certain technologies obtained as part of the Fiberite transaction, the Company owns and maintains in excess of 400 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is the Company's policy to actively enforce its proprietary rights. Management believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

RAW MATERIALS AND PRODUCTION ACTIVITIES

    Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain reinforcement fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") used as a precursor material in the manufacture of carbon fibers. However, the Company purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on operations. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages.

    Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. The Company estimates it has production capacity and sufficient fiber supplier commitments to meet its estimated 1998 and 1999 aerospace customer requirements. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, the Company may not be able to satisfy all of its customers' requirements. In early 1997, the Company and various other carbon fiber manufacturers announced plans to increase carbon fiber production capacity. During 1997, the Company substantially completed a carbon fiber capacity expansion program costing approximately $16 million, which has increased its capacity by 50%.

    Hexcel's production activities are generally based on a combination of "make to order" and "make to forecast" production requirements. Machined and fabricated honeycomb parts and composite structures and interiors are manufactured almost entirely on a "make to order" basis.

MARKETS AND CUSTOMERS

    Hexcel's products are sold for a broad range of uses. The following tables summarize net sales to third-party customers by market and by geography for the three years ended December 31:

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
NET SALES BY MARKET
Commercial aerospace................................................         64%        56%        45%
Space and defense...................................................          9         11         11
Recreation..........................................................          7         10          9
General industrial and other........................................         20         23         35
                                                                      ---------  ---------  ---------
  Total.............................................................        100%       100%       100%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

NET SALES BY GEOGRAPHY
United States.......................................................         56%        49%        51%
U.S. exports........................................................          8          8          5
International.......................................................         36         43         44
                                                                      ---------  ---------  ---------
  Total.............................................................        100%       100%       100%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    Boeing and related subcontractors accounted for approximately 36% of 1997 sales, and Airbus and related subcontractors accounted for approximately 10% of 1997 sales. The loss of all or a significant portion of the business with Boeing or Airbus, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings.

COMMERCIAL AEROSPACE

    Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. A recent document, published by Boeing, projects that revenue passenger miles will increase an average of 6% per year over the next decade, with the Asian market having the highest growth rate. Recent events in the Asian market which have occurred after this document was published, may result in difficulties in achieving this projected growth rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by Federal Aviation Administration regulations as well as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

    The number of commercial aircraft delivered by Boeing (the 7-series) and Airbus declined by nearly 45% from 1992 to 1995. At the lowest point during this period, Boeing (the 7-series) and Airbus reported combined deliveries of 330 aircraft. Reported aircraft deliveries by Boeing (the 7-series) and Airbus improved only modestly in 1996, to a combined 344 aircraft. Combined aircraft deliveries for 1997 were 503, or an increase of 46% over 1996. This increase was the result of the surge in the commercial aerospace industry. Further, combined backlog orders at December 31, 1997, were at record levels of 2,608 aircraft; including 1,599 for Boeing (the 7-series) and 1,009 for Airbus. Published industry analysis indicates that combined deliveries by these two manufacturers in 1998 should approximate 730 aircraft. The Company sells material used on every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing 777.

    Hexcel's commercial aerospace business volume is expected to increase in 1998 due both in part to the general industry improvement and to the increased utilization of composite materials on new generation aircraft, which is attributable to demands for improved aircraft performance. In addition, the Company began to produce additional structural and interior components for Boeing in the second half of 1996, and expects to continue producing such components through 1998. Despite customer preferences for many of the high performance characteristics of Hexcel's products, the Company must continuously demonstrate the cost benefits of its products for aerospace applications.

SPACE AND DEFENSE

    The space and defense market for composite materials and structures declined significantly during the early part of this decade, as a result of substantial decreases in military aircraft procurement that began in the late 1980's. The current international and domestic political climate suggests that overall military spending, including aircraft procurement, is not likely to change significantly from current levels in the near future. Consequently, management does not expect a significant change in 1998 from the current level of sales to the space and defense market. However, by the start of the next decade a number of new military aircraft programs in both the U.S. and Europe are anticipated to move from development to full scale production. The Company currently has composite material and carbon fiber qualifications on a number of these significant military programs, including the European Fighter Aircraft, F-22, F-18, V-22, C-17 and the Titan and Delta space programs. These programs may be accomplished without a significant increase in defense expenditures by switching current cost incurred in their development to funding aircraft production. These new generation aircraft have a significantly higher portion of their fuselage built from composite materials than their predecessors or current commercial aircraft.

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

RECREATION, GENERAL INDUSTRIAL AND OTHER MARKETS

    Hexcel has focused its participation in recreation and general industrial markets in areas where the application of composites technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance, cost effective advanced material situations can be provided to customers. Accordingly, future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within the recreation market, key industry sectors and product applications in which the Company is involved include golf club shafts, fishing rods, tennis rackets, skis, snowboards, and athletic shoes. Within general industrial markets, key sectors and applications include printed circuit boards, wind energy, civil engineering/construction and surface transportation. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to the growth of composites technology in recreation and industrial applications.

HEXCEL VENTURES

    In October 1997, the Company created Hexcel Ventures, a new internal organization responsible for certain entrepreneurial activities, outside of the Company's aerospace and space and defense markets. This new organization will focus on leveraging Hexcel's vertically integrated capabilities and geographic reach to bring cost effective advanced materials solutions to new customers and applications. In particular, Hexcel Ventures will seek to stimulate internally and externally driven growth and diversification through targeted projects in areas such as automotive, civil engineering/construction and composite part making for industrial applications.

    Further discussion of Hexcel's markets and customers, including certain risks, uncertainties and other factors with respect to "forward-looking statements" about those markets and customers, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

    A staff of salaried market managers, product managers and salespeople sell and market Hexcel products directly to customers worldwide. The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions.

BACKLOG

    The following table summarizes the backlog of orders by product group as of December 31, 1997 and 1996 (in millions):

                                                                         RECREATION &
BACKLOG AT DECEMBER 31, 1997                              AEROSPACE(a)    INDUSTRIAL      TOTAL
--------------------------------------------------------  -------------  -------------  ---------
Fibers and Fabrics......................................    $    33.3      $    24.4    $    57.7
Composite Materials.....................................        273.2           19.1        292.3
Engineered Products.....................................        170.0         --            170.0
                                                               ------         ------    ---------
  Total.................................................    $   476.5      $    43.5    $   520.0
                                                               ------         ------    ---------
                                                               ------         ------    ---------


                                                                         RECREATION &
BACKLOG AT DECEMBER 31, 1997                              AEROSPACE(a)    INDUSTRIAL      TOTAL
--------------------------------------------------------  -------------  -------------  ---------
Fibers and Fabrics......................................    $    26.9      $    33.6    $    60.5
Composite Materials.....................................        194.6           15.8        210.4
Engineered Products.....................................        126.0            4.8        130.8
                                                               ------         ------    ---------
  Total.................................................    $   347.5      $    54.2    $   401.7
                                                               ------         ------    ---------
                                                               ------         ------    ---------

 (a) Includes commercial aerospace and space and defense markets.

    The backlog of orders for aerospace materials to be filled within 12 months was $476.5 million as of December 31, 1997, $347.5 million as of December 31, 1996 and $88.3 million as of December 31, 1995. The significant increase from the end of 1996 to the end of 1997 is attributable to increased commercial aircraft build rates. The increase from the end of 1995 to the end of 1996 is attributable to the acquisitions of the Acquired Businesses and to increased commercial aircraft build rates. A major portion of the backlog is cancelable by the Company's customers without penalty.

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

    Backlog for recreation and general industrial markets amounted to $43.5 million at December 31, 1997 compared with $54.2 million at December 31, 1996 and $33.5 million at December 31, 1995. Most of this backlog is expected to be filled within six months. Markets for Hexcel products outside of the aerospace industry are generally highly competitive and require shorter lead times for delivery or stock for immediate sale.

COMPETITION

    In the production and sale of its materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company's products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, the Company's products compete with substitute structural materials such as structural foam, wood, metal, and concrete. Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality, product performance and total life cycle costs. The acquisitions of the Acquired Businesses and the Fiberite assets enhanced the Company's competitive position by broadening and extending the Company's product portfolio and by strengthening the Company's position in certain geographic regions, particularly in Europe.

ENVIRONMENTAL MATTERS

    To date, environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is included in Item 3, "Legal Proceedings," and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

EMPLOYEES

    As of December 31, 1997, Hexcel employed 5,597 full-time employees, compared with 5,013 and 2,127 as of December 31, 1996 and 1995, respectively. The increase from the end of 1996 to the end of 1997 is primarily attributable to the growth in the Company's sales. As a result of the acquisitions of the Acquired Businesses, Hexcel added approximately 2,300 employees to its workforce in 1996.

    Approximately 25% of Hexcel's employees have various union affiliations. Although the Company had a brief strike by certain union affiliated employees at the Company's Salt Lake City, Utah plant, which was settled in January of 1997, and had labor disruptions in its Belgium facility in 1997, which have also been settled, management believes that labor relations in the Company are generally satisfactory.

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

    The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products. The following table does not include a manufacturing facility in Komatsu, Japan that is owned by a joint venture in which the Company has a 45% equity interest.

                            MANUFACTURING FACILITIES

                                            APPROXIMATE
FACILITY LOCATION                          SQUARE FOOTAGE                    PRINCIPAL PRODUCTS
-----------------------------------------  --------------  ------------------------------------------------------
United States:
  Decatur, Alabama.......................       159,000    PAN Precursor (used to produce Carbon Fibers)
  Salt Lake City, Utah...................       371,000    Carbon Fibers; Prepregs
  Seguin, Texas..........................       204,000    Reinforcement fabrics
  Livermore, California..................       141,000    Prepregs
  Lancaster, Ohio........................        49,000    Prepregs
  Casa Grande, Arizona...................       307,000    Honeycomb and Honeycomb Parts
  Pottsville, Pennsylvania...............       134,000    Honeycomb Parts
  Burlington, Washington.................        73,000    Honeycomb Parts
  Kent, Washington.......................       883,000    Composite Structures; Interiors
  Bellingham, Washington.................       188,000    Interiors

International:
  Les Avenieres, France..................       476,000    Reinforcement fabrics; Prepregs
  Decines, France........................        90,000    Reinforcement fabrics
  Dagneux, France........................       130,000    Prepregs
  Linz, Austria..........................       163,000    Prepregs
  Welkenraedt, Belgium...................       223,000    Honeycomb and Honeycomb Parts
  Parla, Spain...........................        43,000    Prepregs
  Duxford, United Kingdom................       440,000    Prepregs; Honeycomb and Honeycomb Parts
  Swindon, United Kingdom................        20,000    Honeycomb Parts
  Brindisi, Italy........................       110,000    Engineered Products

    Hexcel leases the Swindon, U.K. facility and the land on which the Burlington, Washington facility is located. The Company also leases portions of the Casa Grande, Arizona; Bellingham and Kent, Washington; Linz, Austria; and Les Avenieres, France facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to government contracts, commercial transactions, and environmental, health and safety matters. The Company estimates its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company estimates that its liability with respect to these sites is not material.

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order is accrued in the accompanying consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company is a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company is obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company's estimate of its share of the cost is accrued in the accompanying consolidated balance sheets as of December 31, 1997 and 1996.

PRODUCT CLAIMS

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel Composites S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. Two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit. The Company believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 23 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

    Hexcel did not declare or pay any dividends in 1997, 1996 or 1995. The payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements.

    On March 16, 1998, there were 2,290 holders of record of Hexcel common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by Item 6 is contained on page 35 of this Annual Report on Form 10-K under "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by Item 7 is contained on pages 36 to 47 of this Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is contained on pages 48 to 83 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The reports of the independent public accountants for the years ended December 31, 1997, 1996 and 1995 are contained on pages 50 and 51 of this Annual Report on Form 10-K under "Report of Independent Accountants" and "Independent Auditors' Report" and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On July 10, 1997, the Company changed independent auditors. There were no disagreements or other reportable events related to this change.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Listed below are the directors of Hexcel as of March 16, 1998, the positions with the Company held by them and a brief description of each director's prior business experience.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John J. Lee..................          61         1993   Has served as Chairman of the Board of Directors of Hexcel since
                                                           February 1996, Chief Executive Officer since January 1994,
                                                           President since May 1997, Chairman and Chief Executive Officer from January 1994 to February 1995, Chairman and Co-Chief
                                                           Executive Officer from July 1993 to December 1993 and a director of Hexcel since May 1993. Mr. Lee also serves as Chairman of the
                                                           Nominating Committee and a member of the Finance Committee of
                                                           Hexcel. In addition, Mr. Lee has served as Chairman of the
                                                           Operating Committee of Hexcel since May 1997 (the Operating
                                                           Committee is a committee comprised of certain members of senior management of Hexcel which provides oversight of, and
                                                           establishes policies in connection with, Hexcel's worldwide business operations). Mr. Lee is also a director of Aviva
                                                           Petroleum Corporation, an oil and gas exploration company and of
                                                           Hvide Marine Incorporated, a marine support and transportation services company, and has served as Chairman of the Board,
                                                           President and Chief Executive Office of Lee Development
                                                           Corporation, a merchant banking company, since 1987. Mr. Lee is a Trustee of Yale University and has been an adviser to the
                                                           Clipper Group, a private investment partnership, from 1993 to
                                                           December 1997. Mr. Lee served as a director of XTRA Corporation, a transportation equipment leasing company, from 1990 to January
                                                           1996. From July 1989 through April 1993, Mr. Lee served as
                                                           Chairman of the Board and Chief Executive Officer of Seminole
                                                           Corporation, a manufacturer and distributor of fertilizer. From
                                                           April 1988 through April 1993, Mr. Lee served as a director of
                                                           Tosco Corporation, a national refiner and marketer of petroleum products and as President and Chief Operating Officer of Tosco
                                                           Corporation from 1990 through 1993. Mr. Lee is also a director of various privately held corporations.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John M.D. Cheesmond..........          48         1996   Has been a director of Hexcel since February 1996. Mr. Cheesmond also serves as Chairman of the Executive Compensation Committee and a member of the Finance Committee of Hexcel. Mr. Cheesmond is Executive Vice President and Head of Corporate Strategy, and
                                                           a member of the Executive Committee of Ciba Specialty Chemical
                                                           Holding Inc., ("CSCH"), a leading global specialty chemical company and successor to Ciba's industrial chemicals business.
                                                           Mr. Cheesmond also serves as a member of Beirat of TFL, a
                                                           European headquartered joint venture in leather chemicals. Mr.
                                                           Cheesmond served as Senior Vice President and Head of Regional
                                                           Finance and Control of CGL from 1994 to 1996. From 1991 to 1993,
                                                           Mr. Cheesmond served as Group Vice President, Planning,
                                                           Information and Control at Ciba Vision Corporation.

Marshall S. Geller...........          59         1994   Has been a director of Hexcel since August 1994. Mr. Geller also serves as a member of the Audit, Executive Compensation and
                                                           Nominating Committees of Hexcel. Mr. Geller is currently
                                                           Chairman of the Board, Chief Executive Officer and founding partner at Geller & Friend Capital Partners, Inc., a merchant banking firm, since November 1995. From 1991 to 1995, Mr. Geller was Senior Managing Director of Golenberg & Geller, Inc., a
                                                           merchant banking firm. From 1988 to 1990, he was Vice Chairman of Gruntal & Company, an investment banking firm. From 1967 to
                                                           1988, he was a Senior Managing Director of Bear, Stearns & Co.
                                                           Inc., an investment banking firm. Mr. Geller is currently a director of Ballantyne of Omaha, iMALL, Inc., Datalink Systems
                                                           Corp., Players International, Value Vision International, Inc.,
                                                           Cabletel Communications Corp. and various privately-held
                                                           corporations and charitable organizations. Mr. Geller currently serves as Chairmen of the Investment Committee for both Players
                                                           International and Value Vision International, Inc.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Stanley Sherman..............          59         1996   Has been a director of Hexcel since February 1996. Mr. Sherman also serves as a member of the Executive Compensation and
                                                           Finance Committees of Hexcel. Mr. Sherman is President and Chief
                                                           Executive Officer of Ciba Specialty Chemicals Corporation (North
                                                           America) and Chairman of the Board of Ciba Specialty Chemicals
                                                           Canada Inc., both of which are members of the Ciba group. Mr.
                                                           Sherman served as a director and Vice President and Chief
                                                           Financial Officer of CGC from 1991 to 1996, serving on the
                                                           Finance Committee and the Corporate Management Committee of
                                                           CGC's Board of Directors. From 1986 to 1991, Mr. Sherman served as Vice President-Corporate Planning of CGC. Mr. Sherman also serves on the Board of the Westchester Educational Coalition and
                                                           the Chemical Manufacturers Association.

Martin L. Solomon............          61         1996   Has been a director of Hexcel since May 1996. Mr. Solomon also serves as Chairman of the Finance Committee and as a member of the Audit and Executive Compensation Committees of Hexcel. Since
                                                           June 1997, Mr. Solomon has been the Chairman and Chief Executive
                                                           Officer of American Country Holdings, Inc., an insurance holding company. Since 1990, Mr. Solomon has been a private investor.
                                                           From 1988 to 1990, he was Managing Director and general partner of Value Equity Associates, L.L.P., an investment partnership.
                                                           From 1985 to 1987, Mr. Solomon was an investment analyst and portfolio manager with Steinhardt Partners, an investment
                                                           partnership. From 1985 to 1996, Mr. Solomon was a Director and
                                                           Vice-Chairman of the Board of Great Dane Holdings, Inc., a
                                                           company engaged in the manufacture of transportation equipment, automobile stamping, the lease of taxis and insurance. Since
                                                           1995, Mr. Solomon has been a Director of DLB Oil and Gas, Inc., a company engaged in oil exploration and production, since 1990,
                                                           Mr. Solomon has been a Director of XTRA Corporation, a lessor of truck trailers, marine containers, and intermodal equipment, and since June 1997, Mr. Solomon has been a Director of Telephone and Data Systems, Inc., a diversified telecommunications service company with established wireless and wireline operations. Mr.
                                                           Solomon is also a director of various privately held
                                                           corporations and civic organizations.

                                             DIRECTOR
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
George S. Springer...........          64         1993   Has been a director of Hexcel since January 1993. Mr. Springer also serves as Chairman of the Technology Committee of Hexcel.
                                                           Mr. Springer is the Paul Pigott Professor and Chairman of the
                                                           Department of Aeronautics and Astronautics, and by courtesy,
                                                           Professor of Mechanical Engineering and Professor of Civil
                                                           Engineering at Stanford University. Mr. Springer joined Stanford
                                                           University's faculty in 1983.

Joseph T. Sullivan...........          58         1996   Has been a director of Hexcel since February 1996. Mr. Sullivan also serves as a member of the Nominating and Technology
                                                           Committees of Hexcel. Mr. Sullivan is Joseph H. Colic Professor
                                                           of Chemical Engineering at Virginia Polytechnic Institute and
                                                           State University in Blacksburg, VA. Mr. Sullivan served as a director and Senior Vice President of CGC from 1986 to 1996.

Hermann Vodicka..............          55         1996   Has been a director of Hexcel since February 1996. Mr. Vodicka also serves as a member of the Nominating and Technology
                                                           Committees of Hexcel. From 1996, Mr. Vodicka has served as the
                                                           Chief Executive Officer and as a director of Ciba. Mr. Vodicka served as President of the Polymers Division and a member of the
                                                           Executive Committee of CGL from 1993 to 1996. Mr. Vodicka was the Chairman of the Board of Mettler-Toledo, a leading worldwide manufacturer of scales and balances and a wholly owned
                                                           subsidiary of CGL, until its sale in 1996. From 1988 to 1993,
                                                           Mr. Vodicka was President and Chief Executive Officer of
                                                           Mettler-Toledo.

Franklin S. Wimer............          62         1995   Was a director of Hexcel from February 1995 to February 1996 and was reelected in May 1996. Mr. Wimer is Chairman of the Audit
                                                           Committee and also serves on the Technology Committee of Hexcel.
                                                           Mr. Wimer is President and Principal of UniRock Management
                                                           Corporation ("UniRock"), a private merchant banking firm based in Denver, Colorado. Mr. Wimer has been with UniRock since 1987.
                                                           UniRock acted as strategic planning consultant to Hexcel from
                                                           December 1993 through April 1996. Mr. Wimer is currently
                                                           Chairman of the Board of Vista Restaurants, Inc., Chairman of
                                                           the Board of Colorado Gaming & Entertainment Co. and is a
                                                           director of the Denver Paralegal Institute and Foresight
                                                           Products, Inc.

    (b) Listed below are the executive officers and other senior management of Hexcel as of March 16, 1998, the positions held by them and a brief description of their business experience.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
John J. Lee..................          61         1993   See Item 10(a) above for a brief description of Mr. Lee's
                                                           positions with Hexcel and his business experience.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Stephen C. Forsyth...........          42         1994   Has served as Chief Financial Officer of Hexcel since November
                                                           1996, Senior Vice President of Finance and Administration of
                                                           Hexcel since February 1996 and as a member of the Operating
                                                           Committee since May 1997. Mr. Forsyth served as Vice President of International Operations of Hexcel from October 1994 to
                                                           February 1996 and General Manager of Hexcel's Resins Business
                                                           and Export Marketing from 1989 to 1994 and held other general management positions with Hexcel from 1980 to 1989. Mr. Forsyth joined Hexcel in 1980.

Bruce D. Herman..............          42         1996   Has served as Treasurer of Hexcel since April 1996. Prior to joining Hexcel, Mr. Herman served as Vice President of Finance in the Transportation and Industrial Financing Division of USL
                                                           Capitol Corp. (formerly U.S. Leasing Inc.) ("USL") from 1993 to
                                                           1996, Vice President of Finance in the Equipment Financing Group
                                                           of USL from 1991 to 1993 and as Vice President of Corporate
                                                           Analysis from 1988 to 1991.

Ira J. Krakower..............          57         1996   Has served as Senior Vice President, General Counsel and Secretary
                                                           since September 1996. Prior to joining Hexcel, Mr. Krakower served as Vice President and General Counsel to Uniroyal
                                                           Chemical Corporation from 1986 to August 1996 and served on the
                                                           Board of Directors of and as Secretary to Uniroyal Chemical
                                                           Company, Inc. from 1989 to 1996.

Wayne C. Pensky..............          42         1993   Has served as Corporate Controller and Chief Accounting Officer of
                                                           Hexcel since July 1993. Prior to joining Hexcel in 1993, Mr.
                                                           Pensky was a partner at Arthur Andersen & Co., an accounting firm where he was employed from 1979 to 1993.

Joseph H. Shaulson...........          32         1996   Has served as Vice President of Corporate Development of Hexcel since April 1996. In addition, Mr. Shaulson served as Acting
                                                           General Counsel and Acting Secretary of Hexcel from April 1996 to September 1996. Prior to joining Hexcel, Mr. Shaulson was an associate in the law firm of Skadden, Arps, Slate, Meagher &
                                                           Flom, where he was employed from 1991 to 1996.

David M. Wong................          53         1996   Has served as Vice President of Corporate Affairs of Hexcel since
                                                           February 1996. Mr. Wong served as Hexcel's Director of Special
                                                           Projects from July 1993 to February 1996 and Corporate
                                                           Controller and Chief Accounting Officer of Hexcel from 1983 to
                                                           1993 and held other general management positions from 1979 to
                                                           1983. Mr. Wong joined Hexcel in 1979.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
James N. Burns...............          58         1996   Has served as President of Hexcel's Fibers business unit since
                                                           July 1996. Prior to his employment with Hexcel, Mr. Burns served in a number of management positions with the Composite Products
                                                           Division of Hercules Incorporated, including Business Director from March 1995 through June 1996, Business Unit Director of
                                                           Advanced Composite Materials from June 1992 through March 1995 and Vice President of Marketing from June 1986 through June
                                                           1992.

Michael Carpenter............          41         1996   Has served as Vice President of Hexcel's Structures and Interiors
                                                           business unit, responsible for the structures business since
                                                           February 1996. Mr. Carpenter served as the Vice President of
                                                           Structures in the Heath Tecna Division of CGC prior to February
                                                           1996. He held various technical and managerial positions with
                                                           Heath Tecna from 1983.

Claude Genin.................          62         1996   President of Hexcel's Fabrics business unit since February 1996.
                                                           Mr. Genin served as managing director of Hexcel S.A. (France)
                                                           from 1977 to 1996. Hexcel S.A. (France) was acquired by Hexcel in 1985.

William Hunt.................          55         1996   Has served as the President of Hexcel's EuroMaterials business unit since February 1996, and as a member of the Operating
                                                           Committee since October 1997. Mr. Hunt served as the President of the EuroMaterials unit of the Ciba Composites Business from
                                                           1991 to February 1996 and as the Managing Director of Ciba
                                                           Plastics from 1990 to 1991. Prior to joining CGP in 1990, Mr.
                                                           Hunt held various other technical and managerial positions, including the position of Managing Director of Illford Limited
                                                           (Photographic) Co.

Rodney P. Jenks, Jr..........          47         1994   Has served as Assistant General counsel from May 1997. Mr. Jenks served as Vice President and General Counsel of Americas and
                                                           Asia-Pacific Operations of Hexcel from April 1996 to May 1997.
                                                           From March 1994 to March 1996, Mr. Jenks served as Vice
                                                           President, General Counsel and Secretary of Hexcel. Prior to
                                                           joining Hexcel in 1994, Mr. Jenks was a partner in the law firm of Wendel, Rosen, Black & Dean, where he continued to serve as counsel until March 1996.

James A. Koshak..............          54         1996   Has served as President of Hexcel's U.S. Materials business unit since February 1996. Mr. Koshak served as Vice President of the
                                                           Ciba Composites Business and General Manager of the U.S.
                                                           Materials unit of the Ciba Composites Business from 1993 to
                                                           February 1996 and as Vice President of Ciba's Polymers Division
                                                           and General Manager of Ciba's Formulated Systems unit from 1988 to 1993. Mr. Koshak held various other sales, marketing and general managerial positions with Ciba from 1974 to 1988.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Thomas J. Lahey..............          57         1991   Has served as President of Hexcel's Pacific Rim business unit since February 1996. Mr. Lahey served as Vice President of
                                                           Worldwide Sales of Hexcel from April 1993 to February 1996, Vice
                                                           President of Advanced Composites of Hexcel from 1992 to 1993,
                                                           General Manager of Advanced Composites of Hexcel from 1991 to
                                                           1992 and General Manager of Advanced Products of Hexcel from
                                                           1989 to 1991. Prior to joining Hexcel in 1989, Mr. Lahey held the position of Executive Assistant to the President of Kaman
                                                           Aerospace Corporation from 1987 to 1988 and was a Vice President of Grumman Corporation from 1985 to 1987.

Linn Matthews................          60         1997   Has served as Vice President of Corporate Sales and Marketing and
                                                           as a member of the Operating Committee since December 1997.
                                                           Prior to joining Hexcel, Mr. Matthews served as Vice President of Venture Operations for Amoco Chemical Asia Pacific, located in Hong Kong, from 1994 to 1997. From 1993 to 1994, Mr. Matthews was Vice President of Marketing and Sales for Amoco Performance
                                                           Products. Prior to 1993, he has served in other management positions in Amoco and Union Carbide Corporation.

William P. Meehan............          62         1993   Has served as Vice President; Deputy Director of Operations of
                                                           Hexcel since November 1996 and as a member of the Operating
                                                           Committee since May 1997. He also served as Vice President of
                                                           Finance and Chief Financial Officer from September 1993 to
                                                           November 1996 and as Treasurer of Hexcel from April 1994 to
                                                           April 1996. Prior to joining Hexcel in 1993, Mr. Meehan served as President and Chief Executive Officer of Thousand Trails and
                                                           NACO, a membership campground and resort business from 1990 to
                                                           1992. From 1986 to 1989, Mr. Meehan served as Vice President of
                                                           Finance and Chief Financial Officer of Hadco Corporation.

Robert A. Petrisko...........          43         1993   Has served as Vice President of Research and Technology of Hexcel
                                                           since September 1993. Mr. Petrisko served at Hexcel's Chandler facility as Manager of the Signature Technology Group from 1989 to April 1993 and as Director of Aerospace and Defense
                                                           Technology from April 1993 to September 1993. Mr. Petrisko joined Hexcel in 1989 after serving as a Research Specialist with Dow Corning Corporation from 1985 to 1989. He holds a Ph.D.
                                                           in Macromolecular Science and Engineering from the University of
                                                           Michigan and a B.S. in Chemistry from Case Western Reserve
                                                           University.

                                              OFFICER
NAME                               AGE         SINCE               POSITIONS WITH HEXCEL AND BUSINESS EXPERIENCE
-----------------------------      ---      -----------  ------------------------------------------------------------------
Gary L. Sandercock...........          57         1989   Has served as Vice President of Manufacturing of Hexcel since
                                                           October 1996 and as a member of the Operating Committee since
                                                           October, 1997. From February 1996 through October 1996, he served as President of Hexcel's Special Process business unit.
                                                           Mr. Sandercock served as Vice President of Manufacturing of
                                                           Hexcel from April 1993 to February 1996, Vice President of
                                                           Reinforcement Fabrics of Hexcel from 1989 to 1993 and General
                                                           Manager of the Trevarno Division of Hexcel from 1985 to 1989 and held other manufacturing and general management positions from
                                                           1967 to 1985. Mr. Sandercock joined Hexcel in 1967.

David Tanonis................          41         1996   Has served as Vice President of Hexcel's Structures and Interiors
                                                           business unit, responsible for the interiors business, since
                                                           February 1996. Mr. Tanonis served as the Vice President of
                                                           Interiors in the Heath Tecna Division of CGC prior to February
                                                           1996. Mr. Tanonis has held various technical and managerial positions with Heath Tecna since 1987. Mr. Tanonis held various management positions with Polymer Engineering, Inc. from 1978 to
                                                           1987.

Justin Taylor................          44         1996   Has served as President of Hexcel's Structures and Interiors business unit since April 1996. From July 1995 to April 1996,
                                                           Mr. Taylor served as a member of CGL's strategic planning unit.
                                                           Prior to July 1995, Mr. Taylor held various management positions in the Heath Tecna Division of CGC.

    (c) There are no family relationships among any of Hexcel's directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.  FINANCIAL STATEMENTS

    The consolidated financial statements of Hexcel, notes thereto, and reports of independent accountants are listed on page 48 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

   2.1(d)    Consent Letter dated February 21, 1997, between Hexcel and Ciba Specialty Chemicals Holding Inc.

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   4.1       Indenture dated as of July 24, 1996 between Hexcel Corporation and First Trust of California,
               National Association (incorporated herein by reference to Exhibit 4 to Hexcel's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1996).

   4.2       Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National
               Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current
               Report on Form 8-K dated as of March 15, 1996).

   4.2(a)    First Supplemental Indenture dated as of June 27, 1996 between Hexcel and First Trust of California,
               N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of
               California, N.A., as trustee.

   4.2(b)    Second Supplemental Indenture dated as of March 5, 1998 between Hexcel and First Trust of California,
               N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of
               California, N.A., as trustee.

   4.3       Indenture dated as of August 1, 1986 between Hexcel and the Bank of California, N.A., as trustee.

   4.3(a)    Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1988 (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

  10.4(b)    Consent Number 2 and Second Amendment dated as of November 12, 1996 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.4(b) to Hexcel's Annual Report on Form 10-K for the year ended December 31,
               1996).

  10.4(c)    Consent Number 3 and Third Amendment dated as of February 27, 1997 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.4(c) to Hexcel's Annual Report on Form 10-K for the year ended December 31,
               1996).

  10.4(d)    Amended and Restated Credit Agreement dated as of March 5, 1998 among Hexcel and certain subsidiaries as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent.

  10.5       Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No.
               333-36163).

  10.5(a)    Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended
               December 10, 1997.

  10.6       Hexcel Corporation Management Incentive Compensation Plan (incorporated herein by reference to
               Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.6(a)    Hexcel Corporation Management Incentive Compensation Plan, as amended on December 5, 1996
               (incorporated herein by reference to Exhibit 10.6(a) to Hexcel's Annual Report on Form 10-K for the
               three year ended December 31, 1996).

  10.6(b)    Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.7       Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.7(a)    Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.7(b)    Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.8       Form of Retainer Fee Option Agreement for Non-Employee Directors (1997).

  10.8(a)    Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.9       Form of Short-Term Option Agreement (incorporated herein by reference to Exhibit 10.8 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.9(a)    Form of Performance Accelerated Restricted Stock Unit Agreement (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

  10.9(b)    Form of Performance Accelerated Restricted Stock Unit Agreement (incorporated herein by reference to
               Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.9(c)    Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.9(d)    Form of Reload Option Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.9(e)    Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.9(f)    Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit
               10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.9(g)    Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.10      Hexcel Corporation 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit
               10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

  10.12      Agreement dated September 3, 1996 between Hexcel Corporation and Ira J. Krakower.

  10.13      Separation and Release Agreement dated as of January 29, 1998 between Hexcel Corporation and Juergen
               Habermeier.

  10.14      Agreement between Hexcel Corporation and Stephen C. Forsyth (incorporated by reference to Exhibit
               10.4(L) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

  10.15      Agreement between Hexcel Corporation and Gary L. Sandercock (incorporated by reference to Exhibit
               10.4(I) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

  10.16      Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.17      Registration Rights Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.18      Agreement Governing United States Employment Matters dated as of September 29, 1995 between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the
               Company's Current Report on Form 8-K dated as of October 13, 1995).

  10.18(a)   Amendment dated as of November 22, 1995 to the Agreement Governing United States Employment Matters
               between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.19      Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy PLC, Composite Materials
               Limited and Hexcel (incorporated herein by reference to Exhibit 10.24 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.20      Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite, Inc. and Hexcel
               Corporation, dated as of April 21, 1997 (incorporated herein by reference to Exhibit 10.1 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.21      Amended and Restated Asset Purchase Agreement, by and among Stamford FHI Acquisition Corp., Fiberite,
               Inc, and Hexcel Corporation, dated as of August 25, 1997 (incorporated herein by reference to
               Exhibit 10.11 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.22      License of Intellectual Property agreement, by and among Hexcel Corporation and Fiberite, Inc., dated as of August 29, 1997 (incorporated herein by reference to Exhibit 10.12 to Hexcel's Quarterly
               Report on Form 10-Q for the Quarter ended September 30, 1997).

  21.        Subsidiaries of Registrant.

  23.        Consent of Independent Accountants--Price Waterhouse LLP.

  23.(2)     Independent Auditors' Consent--Deloitte & Touche LLP.

  27.        Financial Data Schedule (electronic filing only).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                HEXCEL CORPORATION

March 26, 1998                  By:                /s/ JOHN J. LEE
                                     ------------------------------------------
                                                    John J. Lee,
                                               CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

                                          Chairman of the Board of
                                            Directors,
            /s/ JOHN J. LEE                 Chief Executive Officer and   March 26, 1998
  ------------------------------------      President
             (John J. Lee)                  (PRINCIPAL EXECUTIVE
                                            OFFICER)

                                          Senior Vice President and
         /s/ STEPHEN C. FORSYTH             Chief                         March 26, 1998
  ------------------------------------      Financial Officer
          (Stephen C. Forsyth)              (PRINCIPAL FINANCIAL
                                            OFFICER)

          /s/ WAYNE C. PENSKY             Corporate Controller            March 26, 1998
  ------------------------------------      (PRINCIPAL ACCOUNTING
           (Wayne C. Pensky)                OFFICER)

        /s/ JOHN M. D. CHEESMOND                                          March 26, 1998
  ------------------------------------    Director
         (John M. D. Cheesmond)

         /s/ MARSHALL S. GELLER                                           March 26, 1998
  ------------------------------------    Director
          (Marshall S. Geller)

          /s/ STANLEY SHERMAN                                             March 26, 1998
  ------------------------------------    Director
           (Stanley Sherman)

         /s/ MARTIN L. SOLOMON                                            March 26, 1998
  ------------------------------------    Director
          (Martin L. Solomon)

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

         /s/ GEORGE S. SPRINGER                                           March 26, 1998
  ------------------------------------    Director
          (George S. Springer)

         /s/ JOSEPH T. SULLIVAN                                           March 26, 1998
  ------------------------------------    Director
          (Joseph T. Sullivan)

          /s/ HERMANN VODICKA                                             March 26, 1998
  ------------------------------------    Director
           (Hermann Vodicka)

         /s/ FRANKLIN S. WIMER                                            March 26, 1998
  ------------------------------------    Director
          (Franklin S. Wimer)

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table summarizes selected financial data for continuing operations as of and for the five years ended December 31:

                                                                  1997      1996(a)       1995        1994        1993
                                                               ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
  Net sales..................................................  $  936,855  $  695,251  $  350,238  $  313,795  $  310,635
  Cost of sales..............................................     714,223     553,942     283,148     265,367     263,090
                                                               ----------  ----------  ----------  ----------  ----------
  Gross margin...............................................     222,632     141,309      67,090      48,428      47,545
  Selling, general and administrative expenses...............     102,449      79,408      41,706      37,584      44,539
  Research and technology expenses...........................      18,383      16,742       7,618       8,201       7,971
  Business acquisition and consolidation expenses............      25,343      42,370      --          --          --
  Restructuring expenses.....................................      --          --          --          --          46,600
                                                               ----------  ----------  ----------  ----------  ----------
  Operating income (loss)....................................      76,457       2,789      17,766       2,643     (51,565)
  Interest expense...........................................      25,705      21,537       8,682      11,846       8,862
  Other (income) expense, net................................      --          (2,994)       (791)     (4,861)     12,780
  Bankruptcy reorganization expenses.........................      --          --           3,361      20,152         641
                                                               ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before income
    taxes....................................................      50,752     (15,754)      6,514     (24,494)    (73,848)
  (Benefit) provision for income taxes.......................     (22,878)      3,436       3,313       3,586       6,024
                                                               ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations...................  $   73,630  $  (19,190) $    3,201  $  (28,080) $  (79,872)
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
  Income (loss) per share from continuing operations
    Basic....................................................  $     2.00  $    (0.58) $     0.21  $    (3.84) $   (10.89)
    Diluted..................................................        1.74       (0.58)       0.20       (3.84)     (10.89)
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
  Current assets.............................................  $  387,050  $  316,931  $  128,055  $  148,352  $  134,710
  Non-current assets.........................................     424,536     384,805     102,547      95,105     128,532
                                                               ----------  ----------  ----------  ----------  ----------
    Total assets.............................................  $  811,586  $  701,736  $  230,602  $  243,457  $  263,242
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
  Current liabilities........................................  $  186,356  $  188,812  $   66,485  $  171,307  $   72,965
  Long-term liabilities......................................     375,329     333,595     115,743      78,035     169,524
  Stockholders' equity (deficit).............................     249,901     179,329      48,374      (5,885)     20,753
                                                               ----------  ----------  ----------  ----------  ----------
    Total liabilities and stockholders' equity...............  $  811,586  $  701,736  $  230,602  $  243,457  $  263,242
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
OTHER DATA:
  Cash dividends per share...................................      --          --          --          --          --
  Shares outstanding at year-end.............................      36,856      36,561      18,091       7,301       7,310

------------------------

(a) A discussion of the impact of business acquisitions on 1996 selected financial data is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

BUSINESS OVERVIEW

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1997        1996         1995
                                                         ----------  -----------  -----------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales..................................................  $   936.9   $   695.3    $   350.2
Gross margin %.........................................       23.8%       20.3%        19.2%
Adjusted EBITDA(a).....................................  $   137.6   $    71.9    $    29.4
Adjusted operating income %(b).........................       10.9%        6.5%         5.1%
Income (loss) from continuing operations...............  $    73.6   $   (19.2)   $     3.2
                                                         ----------  -----------  -----------
Diluted earnings (loss) per share from continuing
  operations...........................................  $    1.74   $   (0.58)   $    0.20
Pro forma diluted earnings per share(c)................  $    1.17   $    0.48    $    0.38
                                                         ----------  -----------  -----------

------------------------

(a) Earnings before business acquisition and consolidation expenses, other income, interest, bankruptcy reorganization expenses, taxes, depreciation and amortization.

(b) Excludes business acquisition and consolidation expenses.

(c) Excludes business acquisition and consolidation expenses and bankruptcy reorganization expenses, and assumes a U.S. effective tax provision of 36% on pro forma basis.

    As Hexcel begins its 50th year in 1998, the Company completed 1997 with record sales, operating income and net income. In just two years since the bottom of the aerospace cycle, the Company has achieved a 168% increase in sales, increased its gross margin from 19.2% to 23.8%, and improved its Adjusted EBITDA from $29.4 million to $137.6 million, or a 368% increase. The Company expects sales to exceed $1 billion in 1998 for the first time in its history.

    The dramatic turnaround was a result of three major factors. First, the Company led the consolidation of the advanced structural materials industry, through the acquisitions of the Ciba and Hercules composite materials businesses in 1996; second, a significant increase in commercial aerospace build rates--which is expected to lead to record deliveries for Boeing and Airbus in 1998; and third, the Company successfully embarked on a business consolidation program to eliminate excess capacity and to integrate the Acquired Businesses. In addition, Hexcel has positioned itself for the future by strengthening its balance sheet with the issuance of equity to Ciba as part of the consideration for the Ciba composite materials business, the issuance of $114.5 million of convertible debt in 1996, and most recently through entering into an amended and restated credit agreement.

BUSINESS ACQUISITIONS AND CONSOLIDATION

BUSINESS ACQUISITIONS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The aggregate purchase price for the net assets acquired were approximately $208.7 million.

    Hexcel acquired the assets of the composite products and carbon fibers businesses of Hercules on June 27, 1996 for $139.4 million in cash.

    On September 30, 1997, Hexcel acquired from Fiberite its satellite business consisting of intangible assets and inventory, and certain non-exclusive, worldwide rights to other prepreg technologies, for $37.0 million in cash. The acquisition was substantially downsized from an original agreement whereby the

Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300 million. As a result of the downsized transaction, the Company wrote-off $5.0 million of acquisition and financing costs to business acquisition and consolidation expenses. In addition, the Company expensed $8.0 million of acquired in process research and technology expenses purchased from Fiberite, which was also included in business acquisition and consolidation expenses.

    Hexcel will pursue the continued expansion of its revenues and profitability through internally generated growth of existing product lines and by selective, strategic acquisitions or other business combinations. Recognizing the Company's significant market position in commercial aerospace, the growth potential of existing product lines in this market is primarily limited by commercial aircraft build rates and the penetration of advanced structural materials being limited to the development of new generations of aircraft. Hexcel therefore anticipates seeking growth through existing, developed and acquired product lines in space and defense, recreation, electrical, surface transportation, civil engineering/ construction and other industrial markets. The Company's objective is to increase sales to non-commercial markets from the 36% of total revenues reported in 1997 to less than 50% over time. Hexcel also expects to pursue financing opportunities that would, among other things, provide support for these objectives. There can be no assurance that growth can be accomplished in this manner, or that appropriate acquisitions or financing can be successfully consummated.

    Further discussion of the business acquisitions is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the Company's operations over a period of three years. In December of 1996, the Company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Businesses. The total expense of the business consolidation program through December 31, 1997 was $54.7 million, including $12.3 million and $42.4 million of expenses incurred in 1997 and 1996, respectively. Total expenses exclude $13.0 million of business acquisition and consolidation expenses relating to the Fiberite transaction which was not included in the original program. The Company does not expect to incur any further significant additional expenses in relation to the business consolidation program. As of December 31, 1997, remaining cash expenditures to complete this program are estimated at $12 million, which approximates amounts accrued. Thus, when the program is complete, the Company expects that cash expenditures (for expenses and capital, net of estimated proceeds from asset sales) necessary to complete the program will approximate the initial estimate of $51 million.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions of the consolidation program included the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the reorganization of the Company's manufacturing operations in Europe, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources.

    As of December 31, 1997, the primary remaining activities of the business consolidation program relate to the European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete.

    After closing the Anaheim facility on schedule in the third quarter of 1997, the Company completed the sale of the facility on October 30, 1997. Net cash proceeds from the sale were approximately $8.5 million, which approximated book value.

    The Company initially estimated that the business consolidation program would result in annual cost reductions of $32 million per year, beginning in 1999. By the nature of the program (i.e., consolidation of existing and Acquired Businesses, while at the same time the Company is experiencing an increase in its commercial aerospace market), the exact amount of annual savings is difficult to isolate. However, the Company continues to believe that cost savings have been achieved and, upon completion of the program, estimated cost savings will equal or exceed the target of $32 million per year. The program was a key contributor to the Company's improvement in operating margins in 1997.

    Further discussion of the business consolidation program is contained in
Note 3 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

    NET SALES: Net sales for 1997 were $936.9 million, compared with net sales for 1996 of $695.3 million. On a pro forma basis, including full year results of the Acquired Businesses, 1996 sales were approximately $798.5 million. The 17.4% increase from pro forma 1996 sales was largely attributable to improved sales of composite materials to commercial aerospace customers and sales of engineered products to Boeing, but was partially offset by the translation effect of the strengthening U.S. dollar. On a constant currency basis, 1997 sales would have been approximately $38.0 million higher in 1997, reflecting a 22.2% increase over 1996 pro forma sales.

    Approximately 46% of Hexcel's 1997 sales were to Boeing, Airbus, and related subcontractors, as compared to 32% in 1996. The increase is primarily due to the growth of the commercial aerospace market and to a much lesser extent Boeing's acquisition of McDonnell Douglas Corporation, which was completed on August 1, 1997. Reported commercial aircraft deliveries by Boeing (the 7-series) and Airbus improved significantly in 1997, from a combined 344 aircraft in 1996 to 503 aircraft in 1997, including 321 of the Boeing 7-series and 182 deliveries by Airbus. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. The Company sells material on every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing 777.

    The backlog of orders scheduled to be delivered in the next twelve months was $520 million as of December 31, 1997, a 29% increase over backlog as of December 31, 1996. In January 1998, Boeing reported that its current planned production rate for 7-series aircraft is 40 aircraft per month, with plans to increase this production rate to 43 aircraft per month in the second quarter of 1998. Airbus reported production output of 16.5 aircraft per month in 1997, and they expect to increase this rate to 24 per month by the end of 1998. Total estimated Airbus production for 1998 is expected to be 30% greater than that of 1997. Recent announcements regarding delays or cancellations of aircraft orders from certain Asian airlines have not had an observable impact on Hexcel's sales or backlog to date. The Company has, however, recently experienced a minor decline in sales of other materials to the Pacific Rim. Also, should aircraft orders be delayed or cancelled by the economic situation in Asia, and other buyers for these orders can not be found, then the Company's sales and earnings would be negatively impacted.

    Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. The Company estimates it has production capacity and sufficient supplier commitments to purchase carbon fiber to meet its estimated 1998 and 1999 aerospace customer requirements. In early 1997, carbon fiber manufacturers, including the Company, announced plans to increase carbon fiber production capacity.

During 1997, the Company substantially completed a carbon fiber capacity expansion program costing approximately $16 million, which has increased its capacity by 50%. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, the Company may not be able to satisfy all of its customers' requirements.

    Net sales to third-party customers by product group and market segment for 1997 and on a pro forma basis for 1996, which includes full year results of the Acquired Businesses, were as follows:

                                                            FIBERS AND    COMPOSITE   ENGINEERED
                                                              FABRICS     MATERIALS    PRODUCTS         TOTAL
                                                            -----------  -----------  -----------  ---------------
                                                                             (IN MILLIONS)
1997 NET SALES
Commercial aerospace......................................   $    23.7    $   403.9    $   169.8   $   597.4   64%
Space and defense.........................................        13.9         64.2         10.2        88.3    9
Recreation................................................        13.0         53.4       --            66.4    7
General industrial and other..............................       119.5         63.9          1.4       184.8   20
                                                            -----------  -----------  -----------  ---------  ----
  Total...................................................   $   170.1    $   585.4    $   181.4   $   936.9  100%
                                                            -----------  -----------  -----------  ---------  ----
                                                            -----------  -----------  -----------  ---------  ----
1996 PRO FORMA NET SALES
Commercial aerospace......................................   $    17.4    $   317.1    $   102.5   $   437.0   55%
Space and defense.........................................        20.2         60.8         10.4        91.4   11
Recreation................................................        27.4         63.3       --            90.7   11
General industrial and other..............................       116.8         60.8          1.8       179.4   23
                                                            -----------  -----------  -----------  ---------  ----
  Total...................................................   $   181.8    $   502.0    $   114.7   $   798.5  100%
                                                            -----------  -----------  -----------  ---------  ----
                                                            -----------  -----------  -----------  ---------  ----

    The 36.7% growth in net sales to the commercial aerospace market from 1996 to 1997 was largely attributable to increased sales of composite materials and engineered products. The improvement in sales of composite materials reflects the commercial aircraft build rate increase noted above. The improvement for engineered products primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing throughout 1997, as well as strong shipments of retrofit interiors to airline customers.

    Space and defense net sales decreased 3.4% from 1996 to 1997, reflecting a decrease in sales of fibers and fabrics, which were partially offset by improved sales of composite materials to select military programs. The Company believes that military aircraft procurement, in both the U.S. and Europe, is likely to increase significantly from current levels over the next five years. The Company has composite material and carbon fiber qualifications on a number of significant military programs, including the European Fighter Aircraft, F-22, F-18, V-22, C-17 and the Titan and Delta space programs.

    Recreation net sales also decreased from 1996 to 1997, reflecting the shift in emphasis of production to the commercial aerospace market as a result of the increased demand. The 3.0% increase in general industrial and other net sales was largely due to improved sales of fabrics for printed circuit boards and composite materials for various transportation applications. Hexcel anticipates sales to the recreation and general industrial and other markets to grow modestly throughout 1998.

    GROSS MARGIN: Gross margin for 1997 was $222.6 million, or 23.8% of net sales, compared with $141.3 million, or 20.3% of net sales, for 1996. The improvement in 1997 gross margin relative to 1996 is the result of higher sales volume, expansion of the Company's fibers capacity and continued advances in manufacturing productivity resulting from the Company's consolidation and restructuring activities. Product price changes were not a significant factor in the 1997 gross margin improvement.

    The integration of the Acquired Businesses into Hexcel, including the consolidation and rationalization of manufacturing facilities and processes, is a primary objective of the business consolidation program. While the Company has begun to realize the productivity improvements as a result of the program, these improvements will not be fully realized until 1999.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $102.4 million in 1997, or 10.9% of net sales. This compares to $79.4 million, or 11.4% of net sales for 1996. The aggregate dollar increase in SG&A is primarily attributable to the Acquired Businesses.

    RESEARCH AND TECHNOLOGY (R&T) EXPENSES: R&T expenses were $18.4 million in 1997, or 2.0% of net sales. This compares to $16.7 million, or 2.4% of net sales for 1996. The aggregate dollar increase in R&T is attributable to the additional activity from the Acquired Businesses. The Company expects to continue to increase R&T expenditures in 1998.

    OPERATING INCOME: Operating income increased from $2.8 million, or 0.4% of net sales, in 1996 to $76.5 million, or 8.2% of net sales, in 1997. The aggregate increase in operating income reflects the higher sales volume, improved gross margins and a $17.0 million decrease in business acquisition and consolidation expenses. Excluding business acquisition and consolidation expenses, operating income as a percentage of sales increased from 6.5% in 1996 to 10.9% in 1997.

    INTEREST EXPENSE: Interest expense was $25.7 million, or 2.7% of net sales, for 1997 compared to $21.5 million, or 3.1% of net sales, for 1996. The increase in interest expense primarily represents the cost of financing the acquisitions of the Acquired Businesses. The 1996 amount also includes a $3.4 million write-off of capitalized debt issuance costs.

    PROVISION FOR INCOME TAXES: In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), in 1996 and 1995 the Company had fully provided valuation allowance reserves against its net deferred tax assets primarily in the U.S. and Belgium where there were uncertainties in generating sufficient future taxable income. In 1997, the Company reversed $59.9 million of its valuation allowance reserve as follows: $17.0 million due to current year profitable U.S. operations, $39.0 million due to the Company's assessment that the realization of the remaining U.S. net deferred tax assets is more likely than not, and $3.9 million in Belgium due to a gain on sale of tangible and intangible assets to other Hexcel subsidiaries. The Company continues to reserve the balance of the net deferred tax assets of its Belgium operations. Going forward, the Company expects that its effective U.S. income tax rate will approximate the statutory rate.

    NET INCOME (LOSS): Net income for 1997 was $73.6 million or $1.74 per diluted share compared with a net loss of $19.2 million or $0.58 per diluted share for 1996. Excluding the $25.3 million in business acquisition and consolidation expenses and assuming a U.S. effective income tax rate of 36%, 1997 pro forma net income would have been $1.17 per share on a diluted basis. Pro forma net income for 1996 would have been $0.48 per diluted share on a comparable basis.

    There were 36.7 million weighted average shares outstanding in 1997 compared to 33.4 million during 1996. The increase in the number of weighted average shares in 1997 is primarily attributable to the full year impact of the delivery of 18.0 million newly issued shares of Hexcel common stock to Ciba on February 29, 1996 in connection with the purchase of the Acquired Ciba Business. As of December 31, 1997, there were 36.9 million shares of Hexcel common stock issued and outstanding. See Note 15 to the accompanying consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.

1996 COMPARED TO 1995

    NET SALES: Net sales for 1996 were $695.3 million, compared with net sales for 1995 of $350.2 million. The results for 1996 include the results of the Acquired Ciba Business and the Acquired Hercules Business for the periods from the respective acquisition dates through December 31, 1996. Excluding the results of the Acquired Businesses, 1996 sales were approximately $385 million, a 10% increase over 1995. This increase was largely attributable to improved sales of composite materials to commercial aerospace customers, and reflected the initial impact of increases in production rates for certain aircraft as well as the increased utilization of composite materials on new generation aircraft. In particular, the Company benefited from higher sales of carbon honeycomb core and carbon-based prepregs. The Company also benefited from improved sales of fabricated honeycomb parts to the commercial aerospace market, and from increased sales of fabrics for use in the manufacture of printed circuit boards. Changes in foreign currency exchange rates did not have a material impact on the level of 1996 sales relative to 1995 sales.

    Approximately 32% of Hexcel's 1996 sales were to Boeing, Airbus, and related subcontractors. Reported commercial aircraft deliveries of Boeing 7-series and Airbus improved only modestly in 1996, from a combined 330 aircraft in 1995 to 344 aircraft in 1996. However, the 1996 sales benefited from the increase in scheduled deliveries for 1997 as orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.

    PRO FORMA NET SALES: Pro forma net sales for 1996, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of the year, were $798.5 million. This compares with pro forma net sales for 1995 of $771.3 million. Pro forma net sales to third-party customers by product group and market segment for 1996 and 1995 were as follows:

                                                            FIBERS AND    COMPOSITE   ENGINEERED
                                                              FABRICS     MATERIALS    PRODUCTS         TOTAL
                                                            -----------  -----------  -----------  ---------------
                                                                             (IN MILLIONS)
1996 PRO FORMA NET SALES
Commercial aerospace......................................   $    17.4    $   317.1    $   102.5   $   437.0   55%
Space and defense.........................................        20.2         60.8         10.4        91.4   11
Recreation................................................        27.4         63.3       --            90.7   11
General industrial and other..............................       116.8         60.8          1.8       179.4   23
                                                            -----------  -----------  -----------  ---------  ----
  Total...................................................   $   181.8    $   502.0    $   114.7   $   798.5  100%
                                                            -----------  -----------  -----------  ---------  ----
                                                            -----------  -----------  -----------  ---------  ----
1995 PRO FORMA NET SALES
Commercial aerospace......................................   $    14.8    $   294.7    $    94.9   $   404.4   52%
Space and defense.........................................        25.3         49.0         15.8        90.1   12
Recreation................................................        31.3         74.3       --           105.6   14
General industrial and other..............................       123.0         45.4          2.8       171.2   22
                                                            -----------  -----------  -----------  ---------  ----
  Total...................................................   $   194.4    $   463.4    $   113.5   $   771.3  100%
                                                            -----------  -----------  -----------  ---------  ----
                                                            -----------  -----------  -----------  ---------  ----

    The growth in pro forma sales to the commercial aerospace market from 1995 to 1996 was largely attributable to increased sales of composite materials and commercial aerospace engineered products. The improvement in sales of composite materials reflects the commercial aircraft build rate and product utilization increases noted above. The improvement for engineered products primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing during the second half of 1996, as well as strong shipments of retrofit interiors to airline customers.

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

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $79.4 million in 1996, or 11.4% of sales. This compares with 1995 SG&A expenses of $41.7 million, or 11.9% of sales. The aggregate dollar increase in SG&A expenses from 1995 to 1996 is attributable to the acquisitions of the Acquired Businesses. The slight decrease in SG&A expenses as a percentage of sales primarily reflects higher sales levels.

    RESEARCH AND TECHNOLOGY (R&T) EXPENSES: R&T expenses were $16.7 million in 1996, or 2.4% of net sales. This compares to $7.6 million, or 2.2% of net sales for 1995. The aggregate dollar increase in R&T is attributable to the acquisitions of the Acquired Businesses.

    OPERATING INCOME: Operating income was $2.8 million in 1996, or 0.4% of sales, compared with $17.8 million in 1995, or 5.1% of sales. The $74.2 million increase in gross margin from 1995 to 1996 was more than offset by $37.7 million in additional SG&A expenses and $42.4 million in business acquisition and consolidation expenses.

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

    PROVISION FOR INCOME TAXES: Income tax provisions of $3.4 million in 1996 and $3.3 million in 1995 primarily reflect international taxes on certain European subsidiaries, state taxes, and the settlement of various tax audits. The 1996 income tax provision is net of a $2.5 million benefit from the favorable resolution of a U.S. federal tax audit. As of December 31, 1996, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $70 million and NOL carryforwards for Belgium income tax purposes of approximately $22 million. For the years ended December 31, 1996 and 1995, the Company has not recognized any tax benefits in 1996 or 1995 attributable to the potential future realization of these NOL carryforwards or any other deferred tax assets.

    NET INCOME (LOSS): The 1996 net loss was $19.2 million, or $0.58 per diluted share, compared with net income for 1995 of $2.7 million, or $0.17 per diluted share. The 1996 net loss includes business acquisition and consolidation expenses of $42.4 million, or $1.16 per share after income taxes. Net income for 1995 is after bankruptcy reorganization expenses of $3.4 million, or $0.21 per share.

    There were 33.4 million weighted average shares outstanding during 1996, versus 15.6 million during 1995. The increase in the number of weighted average shares in 1996 is primarily attributable to the delivery of 18.0 million newly issued shares of Hexcel common stock to Ciba on February 29, 1996, in connection with the purchase of the Acquired Ciba Business. As of December 31, 1996, there were 36.6 million shares of Hexcel common stock issued and outstanding.

FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

    The Company had a Revolving Credit Facility, which provided up to $254.6 million of borrowing capacity. As of December 31, 1997, outstanding borrowings and letter of credit commitments under the Revolving Credit Facility totaled $158.3 million. The Revolving Credit Facility was scheduled to expire in February of 1999.

    On March 5, 1998, the Company amended and restated the Revolving Credit Facility (the "Amended Facility"). The Amended Facility provides for borrowing capacity of up to $355 million and extends the expiration date by four years to March 2003. While the Company continues to be subject to various financial covenants and restrictions and is generally prohibited from paying dividends or redeeming capital stock, the Amended Facility provides $100 million in increased borrowing capacity and more flexibility as to the use of the borrowings than the Company's prior facility.

    The Company expects that the financial resources of Hexcel, including the Amended Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Further discussion of the Company's financial resources is contained in Note 7 to the accompanying consolidated financial statements.

ADJUSTED EBITDA AND CASH FLOWS

    1997: Earnings before business acquisition and consolidation expenses, other income, interest, bankruptcy reorganization expenses, taxes, depreciation and amortization ("Adjusted EBITDA") was $137.6 million. Net cash provided from operations was $26.0 million including $33.6 million of business acquisition and consolidation payments and a $47.7 million increase in working capital as a result of the increase in sales volume.

    Net cash used for investing activities was $82.9 million, including $57.4 for capital expenditures and $37.0 million for the Fiberite transaction, partially offset by $13.5 million of proceeds from the sale of the Anaheim facility and the Company's 50% interest in the Knytex joint venture to Owens Corning. These investing activities were funded by cash from operations and $57.2 million of borrowings primarily under the Revolving Credit Facility.

    1996: Adjusted EBITDA was $71.9 million. Pro forma Adjusted EBITDA, giving effect to the acquisitions of the Acquired Businesses as if those transactions had occurred at the beginning of the year, was approximately $86 million.

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

CAPITAL EXPENDITURES

    Capital expenditures were $57.4 million in 1997 compared with $43.6 million in 1996 and $12.1 million in 1995. The increase in 1997 expenditures over prior years reflects the impact of the Acquired Businesses on capital requirements, including the impact of certain business consolidation activities. The increase also reflects expenditures on manufacturing equipment necessary to improve manufacturing processes and to expand production capacity for select product lines that are in high demand, such as the Company's carbon fiber capacity expansion. A modest increase in capital spending is expected in 1998 as a result of ongoing opportunities for additional manufacturing improvements. Such expenditures will be financed with cash generated from operations and borrowings under the Amended Facility.

YEAR 2000

    The Company is continuing to monitor as well as implement its plan to resolve the Year 2000 issue in both existing software and other systems with embedded microprocessors. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    The Company presently believes that, with modifications to existing software and other systems with embedded microprocessors, and conversion to new software and other systems, the Year 2000 issue will not pose significant operational problems for the Company's computer and other systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, or the Company's customers and suppliers do not successfully address their Year 2000 issues, the Year 2000 issue may have a material impact on the operations of the Company. The Company continues to evaluate appropriaste courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company does not expect amounts required to be expensed for Year 2000 issues over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Hexcel is required to adopt SFAS 130 in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. Management does not anticipate that the adoption of SFAS 130 will have a significant impact on the consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Hexcel is required to adopt SFAS 131 in its annual consolidated financial statements covering the year ending December 31, 1998. SFAS 131 establishes standards for the way business enterprises report information about operating segments in annual financial statements. Beginning in 1999, the Company will also be required to report selected information about operating segments in its interim financial reports to stockholders. The Company has not yet determined the impact, if any, that the adoption of SFAS 131 will have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in this document, the Company's annual report or other communications (including press releases and analysts calls) that are not of historical fact, constitute "forward-looking statements" regarding events and trends which effect the Company's future operating results and financial position. Such forward-looking statements include, but are not limited to: (a) revenue and profitability growth objectives, including increasing sales to non-commercial aerospace markets as well as the execution of strategic acquisitions or other business combinations;
(b) estimates of commercial aircraft orders and deliveries; (c) estimates of government defense procurement budgets and military and space build rates; (d) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity, selling, general and administrative and R&T expenses, and capital expenditures; (e) the availability and utilization of NOL carryforwards for income tax purposes; (f) expectations regarding Hexcel's financial condition and liquidity, as well as future cash flows; (g) expectations regarding capital expenditures; (h) the estimated total cost of the Company's business consolidation program, the estimated amount of cash expenditure to complete the program and the estimated annual cost savings resulting from the consolidation program; and (i) the Year 2000 issue. The words "believes", "estimates", "anticipate", "expect", "intend" and "project", as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hexcel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: ability to identify and successfully consummate acquisitions and secure related financing; general economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; level of profitability by country; changes in, or failure to comply with, government regulations; demographic changes; changes in customer preferences; changes in build rates; the loss of any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in current pricing levels; technology; industry capacity; competition; changes in business strategy or development plans; availability of carbon fiber; disruptions of established supply channels; manufacturing capacity constraints; indebtedness of the Company; and the availability, terms and deployment of capital.

    Because of the foregoing factors, in addition to other factors that affect the Company's operating results and financial position, past financial performance or the Company's expectations should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the Company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the Company's stock price. In addition, failure of sales or income in any quarter to meet the investment community's expectations, as well as broader market trends, can have an adverse impact on the Company's stock price.

    The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DESCRIPTION                                                                PAGE
------------------------------------------------------------------------  ------
Management Responsibility for Financial Statements......................      49

Report of Independent Accountants.......................................      50

Independent Auditor's Report............................................      51

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1997 and 1996..........      52

  Consolidated Statements of Operations for the three years ended
    December 31, 1997...................................................      53

  Consolidated Statements of Stockholders' Equity for the three years
    ended December 31, 1997.............................................      54

  Consolidated Statements of Cash Flows for the three years ended
    December 31, 1997...................................................      55

  Notes to the Consolidated Financial Statements........................   56-83

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

    Hexcel maintains accounting and other control systems, which management believes provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are safeguarded and accounted for properly. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed benefits derived from control.

    The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel. These reports and practices are reviewed regularly by management and by the Company's independent accountants, Price Waterhouse LLP, in connection with the audit of the Company's financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent accountants.

           /s/ JOHN J. LEE
--------------------------------------
            (John J. Lee)
       CHIEF EXECUTIVE OFFICER

        /s/ STEPHEN C. FORSYTH
--------------------------------------
         (Stephen C. Forsyth)
       CHIEF FINANCIAL OFFICER

         /s/ WAYNE C. PENSKY
--------------------------------------
          (Wayne C. Pensky)
       CHIEF ACCOUNTING OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

  Stockholders of Hexcel Corporation:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    The financial statements of Hexcel Corporation for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated February 28, 1997 expressed an unqualified opinion on those statements.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

San Jose, California
January 28, 1998, except as to
  Aggregate Maturities of Notes
  Payable in Note 7, which is as
  of March 5, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and

  Stockholders of Hexcel Corporation:

    We have audited the accompanying consolidated balance sheet of Hexcel Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hexcel Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Oakland, California

February 28, 1997

                      HEXCEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,  December 31,
                                                                                          1997          1996
                                                                                      ------------  -------------
                                                                                            (IN THOUSANDS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    9,033    $     7,975
  Accounts receivable...............................................................      181,192        151,263
  Inventories.......................................................................      165,321        145,884
  Prepaid expenses and other assets.................................................        6,665         11,809
  Deferred tax asset................................................................       24,839        --
                                                                                      ------------  -------------
    Total current assets............................................................      387,050        316,931
                                                                                      ------------  -------------
Property, plant and equipment.......................................................      488,916        468,173
                                                                                      ------------  -------------
Less accumulated depreciation.......................................................     (157,439)      (141,390)
                                                                                      ------------  -------------
    Net property, plant and equipment...............................................      331,477        326,783
                                                                                      ------------  -------------
Intangibles and other assets........................................................       93,059         58,022
                                                                                      ------------  -------------
    Total assets....................................................................   $  811,586    $   701,736
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities.....................   $   13,858    $    23,835
  Accounts payable..................................................................       70,011         73,117
  Accrued compensation and benefits.................................................       37,306         30,969
  Other accrued liabilities.........................................................       65,181         60,891
                                                                                      ------------  -------------
    Total current liabilities.......................................................      186,356        188,812
                                                                                      ------------  -------------
Long-term notes payable and capital lease obligations...............................      304,546        254,919
Indebtedness to related parties.....................................................       34,967         32,262
Other non-current liabilities.......................................................       35,816         46,414
                                                                                      ------------  -------------
Stockholders' equity:
  Preferred stock, no par value, 20,000 shares authorized, no shares issued or
    outstanding in 1997 and 1996....................................................       --            --
  Common stock, $0.01 par value, 100,000 shares authorized, shares issued and
    outstanding of 36,856 in 1997 and 36,561 in 1996................................          369            366
  Additional paid-in capital........................................................      266,177        259,592
  Accumulated deficit...............................................................      (15,541)       (89,171)
  Cumulative currency translation adjustment........................................       (1,104)         8,542
                                                                                      ------------  -------------
    Total stockholders' equity......................................................      249,901        179,329
                                                                                      ------------  -------------
    Total liabilities and stockholders' equity......................................   $  811,586    $   701,736
                                                                                      ------------  -------------
                                                                                      ------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $   936,855  $   695,251  $   350,238
Cost of sales..............................................................      714,223      553,942      283,148
                                                                             -----------  -----------  -----------
Gross margin...............................................................      222,632      141,309       67,090
Selling, general and administrative expenses...............................      102,449       79,408       41,706
Research and technology expenses...........................................       18,383       16,742        7,618
Business acquisition and consolidation expenses............................       25,343       42,370      --
                                                                             -----------  -----------  -----------
Operating income...........................................................       76,457        2,789       17,766
Interest expense...........................................................       25,705       21,537        8,682
Other income, net..........................................................      --            (2,994)        (791)
Bankruptcy reorganization expenses.........................................      --           --             3,361
                                                                             -----------  -----------  -----------
Income (loss) from continuing operations before income taxes...............       50,752      (15,754)       6,514
(Benefit) provision for income taxes.......................................      (22,878)       3,436        3,313
                                                                             -----------  -----------  -----------
Income (loss) from continuing operations...................................       73,630      (19,190)       3,201
Discontinued operations:
  Losses during phase-out period...........................................      --           --               468
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $    73,630  $   (19,190) $     2,733
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income (loss) per share:
Basic
  Continuing operations....................................................  $      2.00  $     (0.58) $      0.21
  Discontinued operations..................................................      --           --             (0.03)
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $      2.00  $     (0.58) $      0.18
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Diluted
  Continuing operations....................................................  $      1.74  $     (0.58) $      0.20
  Discontinued operations..................................................      --           --             (0.03)
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $      1.74  $     (0.58) $      0.17
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares:
  Basic....................................................................       36,748       33,351       15,605
  Diluted..................................................................       45,997       33,351       15,742
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK                                       MINIMUM     CUMULATIVE
                                          --------------------------  ADDITIONAL                    PENSION      CURRENCY
                                           OUTSTANDING                  PAID-IN    ACCUMULATED    OBLIGATION    TRANSLATION
                                             SHARES        AMOUNT       CAPITAL      DEFICIT      ADJUSTMENT    ADJUSTMENT
                                          -------------  -----------  -----------  ------------  -------------  -----------
                                                                           (IN THOUSANDS)
BALANCE, JANUARY 1, 1995................        7,301     $      73    $  62,626    $  (72,714)    $    (137)    $   4,267
  Net income............................                                                 2,733
  Sale of new common stock under standby
    purchase commitment and subscription
    rights offering.....................       10,800           108       48,631
  Activity under stock plans............          (10)                         2
  Pension obligation adjustment.........                                                                (398)
  Currency translation adjustment.......                                                                             3,183
                                               ------         -----   -----------  ------------        -----    -----------
BALANCE, DECEMBER 31, 1995..............       18,091           181      111,259       (69,981)         (535)        7,450
  Net loss..............................                                               (19,190)
  Issuance of shares to Ciba at $8, net
    of issuance costs of $2,993.........       18,022           180      141,001
  Activity under stock plans............          408             4        7,133
  Other issuance of shares..............           40             1          199
  Pension obligation adjustment.........                                                                 535
  Currency translation adjustment.......                                                                             1,092
                                               ------         -----   -----------  ------------        -----    -----------
BALANCE, DECEMBER 31, 1996..............       36,561           366      259,592       (89,171)       --             8,542
  Net income............................                                                73,630
  Activity under stock plans............          292             3        6,535
  Conversion of Subordinated Notes......            3                         50
  Currency translation adjustment.......                                                                            (9,646)
                                               ------         -----   -----------  ------------        -----    -----------
BALANCE, DECEMBER 31, 1997..............       36,856     $     369    $ 266,177    $  (15,541)    $  --         $  (1,104)
                                               ------         -----   -----------  ------------        -----    -----------
                                               ------         -----   -----------  ------------        -----    -----------


                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                          -------------

BALANCE, JANUARY 1, 1995................    $  (5,885)
  Net income............................        2,733
  Sale of new common stock under standby
    purchase commitment and subscription
    rights offering.....................       48,739
  Activity under stock plans............            2
  Pension obligation adjustment.........         (398)
  Currency translation adjustment.......        3,183
                                          -------------
BALANCE, DECEMBER 31, 1995..............       48,374
  Net loss..............................      (19,190)
  Issuance of shares to Ciba at $8, net
    of issuance costs of $2,993.........      141,181
  Activity under stock plans............        7,137
  Other issuance of shares..............          200
  Pension obligation adjustment.........          535
  Currency translation adjustment.......        1,092
                                          -------------
BALANCE, DECEMBER 31, 1996..............      179,329
  Net income............................       73,630
  Activity under stock plans............        6,538
  Conversion of Subordinated Notes......           50
  Currency translation adjustment.......       (9,646)
                                          -------------
BALANCE, DECEMBER 31, 1997..............    $ 249,901
                                          -------------
                                          -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations....................................  $   73,630  $  (19,190) $    3,201
  Reconciliation to net cash provided (used) by continuing operations:
    Depreciation and amortization.............................................      35,797      26,730      11,623
    Deferred income taxes.....................................................     (33,203)       (520)       (329)
    Write-off of purchased in-process technologies............................       8,000      --          --
    Accrued business acquisition and consolidation expenses...................      25,343      42,370      --
    Business acquisition and consolidation payments...........................     (33,595)    (11,579)     --
    Other income..............................................................      --          (1,560)       (600)
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable.........................................     (37,557)    (14,695)     (1,752)
      Increase in inventories.................................................     (23,797)     (5,072)     (8,111)
      Decrease (increase) in prepaid expenses and other assets................       1,667      (1,430)        718
      Increase (decrease) in accounts payable and accrued liabilities.........      23,567      15,549     (10,090)
      Changes in other non-current assets and long-term liabilities...........     (13,878)     (4,096)      2,346
                                                                                ----------  ----------  ----------
    Net cash provided (used) by continuing operations.........................      25,974      26,507      (2,994)
    Net cash provided by discontinued operations..............................      --          --             486
                                                                                ----------  ----------  ----------
    Net cash provided (used) by operating activities..........................      25,974      26,507      (2,508)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................................................     (57,369)    (43,569)    (12,144)
  Cash paid for business acquisitions.........................................     (37,000)   (164,400)     (4,150)
  Proceeds from sale of certain manufacturing facilities and an interest in a
    joint venture.............................................................      13,500       1,560      27,294
  Proceeds from sale of discontinued resins business..........................      --          --           4,648
  Other.......................................................................      (2,000)     --              17
                                                                                ----------  ----------  ----------
    Net cash (used) provided by investing activities..........................     (82,869)   (206,409)     15,665
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt....................................       3,199     286,974       4,317
  Repayments of long-term debt................................................      (9,679)   (124,288)     (5,402)
  Proceeds from the revolving credit facility and short-term debt, net........      57,186      15,319      20,923
  Proceeds from issuance of common stock......................................       6,538       3,702      48,741
  Payments of allowed claims pursuant to the Reorganization Plan..............      --          --         (78,144)
                                                                                ----------  ----------  ----------
    Net cash provided (used) by financing activities..........................      57,244     181,707      (9,565)
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash and cash equivalents..................         709       2,341        (694)
                                                                                ----------  ----------  ----------
Net increase in cash and cash equivalents.....................................       1,058       4,146       2,898
                                                                                ----------  ----------  ----------
Cash and cash equivalents at beginning of year................................       7,975       3,829         931
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    9,033  $    7,975  $    3,829
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

    The accompanying consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Hexcel is a leading international developer and manufacturer of carbon fibers, reinforcement fabrics, and lightweight, high-performance composite materials, parts and structures for use in the commercial aerospace, space and defense, recreation, and general industrial markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a partner in a joint venture that manufactures and markets composite materials in Asia.

    As discussed in Note 2, Hexcel acquired the worldwide composites division of Ciba-Geigy Limited ("CGL"), a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation ("CGC" and together with CGL, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997 (the "Acquired Ciba Business"). As also discussed in Note 2, Hexcel acquired the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996, and the satellite business and rights to certain technologies from Fiberite, Inc. ("Fiberite") on September 30, 1997. Accordingly, the accompanying consolidated balance sheets, statements of operations, stockholders' equity and cash flows include the financial position, results of operations and cash flows, of the businesses acquired from Ciba, Hercules and Fiberite as of such dates and for such periods that these businesses were owned by the Company.

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

    CASH AND CASH EQUIVALENTS

    Hexcel invests excess cash in investments with original maturities of less than three months. The investments consist primarily of Eurodollar time deposits and are stated at cost, which approximates fair value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

    ACCOUNTS RECEIVABLE

    Accounts receivable are net of reserves for doubtful accounts of $6,641 and $6,625 as of December 31, 1997 and 1996, respectively.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

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

    INTANGIBLES AND OTHER ASSETS

    Goodwill and other purchased intangibles are included in "intangibles and other assets" at cost, less accumulated amortization (see Note 6). Amortization is provided on a straight-line basis over estimated economic lives which range from 10 to 20 years.

    The Company periodically reviews the recoverability of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

    CURRENCY TRANSLATION

    The assets and liabilities of European subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in stockholders' equity. Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the accompanying consolidated statements of operations and were not material to the Company's consolidated results of operations in 1997, 1996 or 1995.

    REVENUE RECOGNITION

    Product sales are recognized on the date of shipment.

    EARNINGS PER SHARE

    The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), in March 1997 which is effective for reporting periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all potential common shares. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all potential common shares, is also required. The Diluted presentation is similar to fully diluted earnings per share under the prior accounting standard (see Note 15).

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    In 1996, Hexcel adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provide for the disclosure of pro forma net earnings and earnings per share as if the fair value method were used to account for stock-based employee compensation plans (see Note 14). Pursuant to SFAS 123, the Company has elected to continue to use the intrinsic value method to account for such plans in the accompanying consolidated financial statements, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 46% and 32% of the Company's 1997 and 1996 net sales, respectively (see Note 17). The Company performs on-going credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other financial information.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Hexcel is required to adopt SFAS 130 in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. Management does not anticipate that the adoption of SFAS 130 will have a significant impact on the consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Hexcel is required to adopt SFAS 131 in its annual consolidated financial statements covering the year ending December 31, 1998. SFAS 131 establishes standards for the way business enterprises report information about operating segments in annual financial statements. Beginning in 1999, the Company will also be required to report selected information about operating segments in its interim financial reports to stockholders. The Company has not yet determined the impact, if any, that the adoption of SFAS 131 will have on the consolidated financial statements.

    RECLASSIFICATIONS

    Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 1997 presentation.

NOTE 2 -- BUSINESS ACQUISITIONS

    ACQUIRED CIBA BUSINESS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED) worldwide composites division at various dates through February 28, 1997. The Acquired Ciba Business is engaged in the manufacture and marketing of reinforcement fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, recreation, and general industrial markets. Product lines include reinforcement fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated components, as well as composite structures and interiors primarily for the commercial and military aerospace markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital stock of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash;
(c) senior subordinated notes in an aggregate principal amount of $34,928, subject to certain adjustments (the "Senior Subordinated Notes"); and (d) senior demand notes in an aggregate principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes"). In exchange for assets acquired between January 1, 1997 and February 28, 1997, from Ciba affiliates that continued to act as distributors for the Acquired Ciba Business (the "Ciba Distributors") throughout 1996, Hexcel undertook to deliver additional Senior Subordinated Notes to Ciba Specialty Chemicals Holding Inc., a Swiss Corporation ("CSCH"), as successor to Ciba in an aggregate principal amount of approximately $2,300 which was accrued in 1997. The aggregate purchase price for the net assets acquired was approximately $208,700.

    ACQUIRED HERCULES BUSINESS

    Hexcel acquired the assets of the composite products division of Hercules (the "Acquired Hercules Business") on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, recreation, and general industrial markets, was purchased for $139,400 in cash.

    In connection with the purchase of the Acquired Hercules Business, Hexcel obtained a new revolving credit facility (the "Revolving Credit Facility"). As discussed in Note 7, the Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under a senior secured credit facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis (see Note 3).

    ACQUIRED FIBERITE ASSETS

    On September 30, 1997, the Company acquired from Fiberite its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies, for $37,000 in cash. The acquisition was substantially downsized from the original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300,000. As a result of the downsized transaction, the Company wrote-off $4,973 of acquisition and financing costs to business acquisition and consolidation expenses. In addition, the Company expensed $8,000 of acquired in-process research and technology purchased from Fiberite which is also included in business acquisition and consolidation expenses.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED)
    The acquisition of the satellite business and certain technologies from Fiberite on September 30, 1997 was accounted for using the purchase method, in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" ("APBO No. 16"). Under this method, substantially all of the $37,000 purchase price, less the $8,000 write-off of the acquired in-process research and technology expenses, was allocated to intangible assets. Transaction costs in relation to the downsized transaction were not material.

ASSETS ACQUIRED AND LIABILITIES ASSUMED OR INCURRED

    The acquisitions of the Acquired Ciba Business and the Acquired Hercules Business (collectively, the "Acquired Businesses"), have been accounted for using the purchase method, in accordance with APBO No. 16. The assets acquired and the liabilities assumed or incurred in 1996 were:

                                                            ACQUIRED    ACQUIRED     TOTAL
                                                              CIBA      HERCULES    ACQUIRED
                                                            BUSINESS    BUSINESS   BUSINESSES
                                                           ----------  ----------  ----------
Estimated fair values of assets acquired:
  Accounts receivable....................................  $   53,861  $   16,819  $   70,680
  Inventories............................................      63,048      22,289      85,337
  Property, plant and equipment..........................     119,446     110,611     230,057
  Goodwill and other purchased intangibles...............      48,539      --          48,539
  Other assets...........................................       3,069         642       3,711
                                                           ----------  ----------  ----------
  Total assets acquired..................................     287,963     150,361     438,324
                                                           ----------  ----------  ----------
Estimated fair values of liabilities assumed or incurred:
  Accounts payable and accrued liabilities...............      62,582       7,688      70,270
  Notes payable and capital lease obligations............       4,743       2,774       7,517
  Deferred liabilities...................................      14,233         499      14,732
                                                           ----------  ----------  ----------
  Total liabilities assumed or incurred..................      81,558      10,961      92,519
                                                           ----------  ----------  ----------
Estimated fair values of net assets acquired.............  $  206,405  $  139,400  $  345,805
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Purchase price:
  Cash...................................................  $   25,000  $  139,400  $  164,400
  Senior Subordinated Notes issued to Ciba, at aggregate
    fair value...........................................      31,902      --          31,902
  Senior Demand Notes issued to Ciba.....................       5,329      --           5,329
  Hexcel common stock issued to Ciba, valued at $8 per
    share................................................     144,174      --         144,174
                                                           ----------  ----------  ----------
  Aggregate purchase price...............................  $  206,405  $  139,400  $  345,805
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The acquisitions of the Acquired Businesses were subject to certain post-closing adjustments, including the adjustment to the Senior Subordinated Notes discussed above and the pension adjustment discussed in Note 6.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The pro forma net sales, net loss and net loss per share of Hexcel for the years ended December 31, 1996 and 1995, giving effect to the acquisitions of the Acquired Businesses and the related issuance of the Convertible Subordinated Notes (see Note 7) as if those transactions had occurred at the beginning of the periods presented, were:

                                                                           1996        1995
                                                                        ----------  ----------
Pro forma net sales...................................................  $  798,515  $  771,325
Pro forma net loss....................................................     (21,191)    (10,189)
Pro forma basic and diluted net loss per share........................       (0.59)      (0.30)
                                                                        ----------  ----------
                                                                        ----------  ----------
Shares used in computing pro forma basic and diluted net loss per
  share...............................................................      36,003      33,614
                                                                        ----------  ----------
                                                                        ----------  ----------

    Pro forma adjustments giving effect to the Fiberite transaction as if it occurred at the beginning of 1997 and 1996 would not have had a material effect to the Company's consolidated financial statements.

NOTE 3 -- BUSINESS CONSOLIDATION

    In May of 1996, Hexcel announced the commencement of a plan to consolidate the Company's operations over a period of three years. In December of 1996, the Company announced the commencement of further consolidation activities identified during the ongoing integration of the Acquired Businesses. The total expense of the business consolidation program was estimated to be approximately $58,000. Total expenses through December 31, 1997 were $54,700, excluding costs associated with the Fiberite transaction which were not included in the original program. The Company does not expect to incur any further significant additional expenses in relation to this program. As of December 31, 1997, cash expenditures remaining to complete this program are estimated at $12,000, which approximates amounts accrued. Thus, when the program is complete, the Company expects that cash expenditures (for expenses and capital, net of estimated proceeds from asset sales) necessary to complete the program will approximate the initial estimate of $51,000.

    The objective of the business consolidation program is to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation is also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions of the consolidation program included the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the reorganization of the Company's manufacturing operations in Europe, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources.

    As of December 31, 1997, the primary remaining activities of the business consolidation program relate to the European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- BUSINESS CONSOLIDATION (CONTINUED)
    After closing the Anaheim facility on schedule in the third quarter of 1997, the Company completed the sale of the facility on October 30, 1997. Net cash proceeds from the sale were approximately $8,500, which approximated book value.

    Total accrued business acquisition and consolidation expenses at December 31, 1997 and 1996 were as follows:

                                                        EMPLOYEE     FACILITY
                                                        SEVERANCE    CLOSURE &
                                                           AND       EQUIPMENT               FIBERITE
                                                       RELOCATION   RELOCATION     OTHER    TRANSACTION    TOTAL
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF JANUARY 1, 1996........................      --           --          --          --           --
Business acquisition and consolidation expenses......   $  17,285    $  10,488   $  14,597   $  --       $   42,370
Liabilities assumed or incurred in business
  acquisitions.......................................       7,104        2,497      --          --            9,601
Cash expenditures....................................      (5,306)      (1,109)     (5,164)     --          (11,579)
Non-cash usage, including asset write-downs..........      --           (6,678)     (8,357)     --          (15,035)
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF DECEMBER 31, 1996......................      19,083        5,198       1,076      --           25,357
Business acquisition and consolidation expenses......         (25)       7,651       4,744      12,973       25,343
Cash expenditures....................................      (6,644)      (8,771)     (5,207)    (12,973)     (33,595)
Non-cash usage, including asset write-downs, currency
  translation effects and reclassifications..........      (2,759)      (2,068)       (105)     --           (4,932)
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF DECEMBER 31, 1997......................   $   9,655    $   2,010   $     508   $  --       $   12,173
                                                       -----------  -----------  ---------  -----------  ----------
                                                       -----------  -----------  ---------  -----------  ----------

    The consolidation program calls for the elimination of approximately 345 manufacturing, marketing and administrative positions at certain locations, partially offset by the addition of new positions at other locations. As of December 31, 1997, approximately 245 positions have been eliminated.

    Accrued business consolidation costs of $12,173 as of December 31, 1997 were included in "other accrued liabilities", and $21,780 and $3,577 as of December 31, 1996, were included in "other accrued liabilities" and "other non-current liabilities," respectively, in the accompanying consolidated balance sheets. During 1997 and 1996, business consolidation activities were financed with operating cash flows and borrowings under the Revolving Credit Facility.

NOTE 4 -- INVENTORIES

    Inventories as of December 31, 1997 and 1996, were:

                                                                           1997        1996
                                                                        ----------  ----------
Raw materials.........................................................  $   90,429  $   66,055
Work in progress......................................................      47,953      45,469
Finished goods........................................................      26,939      34,360
                                                                        ----------  ----------
Inventories...........................................................  $  165,321  $  145,884
                                                                        ----------  ----------
                                                                        ----------  ----------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 1997 and 1996, were:

                                                       1997         1996
                                                    -----------  -----------
Land..............................................  $    13,729  $    19,253
Buildings.........................................      206,900      127,863
Equipment.........................................      268,287      321,057
                                                    -----------  -----------
Property, plant and equipment.....................      488,916      468,173
Less accumulated depreciation.....................     (157,439)    (141,390)
                                                    -----------  -----------
Net property, plant and equipment.................  $   331,477  $   326,783
                                                    -----------  -----------
                                                    -----------  -----------

    Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $33,214, $24,656 and $11,623, respectively.

NOTE 6 -- INTANGIBLES AND OTHER ASSETS

    Intangibles and other assets as of December 31, 1997 and 1996, were:

                                                       1997        1996
                                                    ----------  ----------
Goodwill and other purchased intangibles, net of
  accumulated amortization of $4,657 and $2,074 as
  of December 31, 1997 and 1996, respectively.....  $   67,237  $   47,692
Debt financing costs, net of accumulated
  amortization of $2,487 and $877 as of December
  31, 1997 and 1996, respectively.................       4,030       5,915
Prepaid pension asset.............................       8,619      --
Deferred income taxes.............................       9,901      --
Investments in joint ventures.....................      --           1,450
Other assets......................................       3,272       2,965
                                                    ----------  ----------
Intangibles and other assets......................  $   93,059  $   58,022
                                                    ----------  ----------
                                                    ----------  ----------

    GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill and other purchased intangibles include certain intellectual property acquired in connection with the purchases of the Acquired Ciba Business, the Fiberite assets and the Hexcel-Fyfe joint venture (see below). Amortization expense for these assets for the years ended December 31, 1997 and 1996, was $2,583 and $2,074, respectively.

    DEBT FINANCING COSTS

    Debt financing costs are deferred and amortized over the life of the related debt. Unamortized debt financing costs relate to the Revolving Credit Facility obtained in June of 1996, and to the Convertible Subordinated Notes issued in July of 1996 (see Notes 2 and 7).

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- INTANGIBLES AND OTHER ASSETS (CONTINUED)
    INVESTMENTS IN JOINT VENTURES

    Investments in joint ventures are accounted for by the equity method. Equity in the earnings of joint ventures were not material to Hexcel's consolidated results of operations for 1997, 1996 or 1995.

    As of December 31, 1997 and 1996, Hexcel owned a 45% and 43% equity interest in DIC-Hexcel Limited ("DHL"), respectively, a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). On August 12, 1997, the Company sold its 40% equity interest in Hexcel-Fyfe, LLC, to its joint venture partner, Fyfe Associates Corporation, for net cash proceeds and the receipt of rights to certain intangible assets that approximated the Company's investment. On December 31, 1996, the Company sold its 50% equity interest in Knytex Company, LLC to the joint venture partner, Owens Corning Corporation, for net cash proceeds that approximated the Company's investment.

    The DHL joint venture, which owns and operates a manufacturing facility in Komatsu, Japan, was formed in 1990 for the production and sale of Nomex honeycomb, prepregs and decorative laminates for the Japanese market. In December of 1996, Hexcel and DIC reached an agreement in principle to continue the DHL joint venture and expand its operations. The Company and DIC agreed to fund the joint venture's operations through 1998 by each contributing an additional $3,250 in cash, payable in installments through 1998. Of this amount, $2,000 was paid in 1997. As of December 31, 1997 and 1996, the Company's liability with respect to funding the venture's activities, has been accrued for in the accompanying consolidated balance sheets. In addition, the Company and DIC agreed to contribute certain additional technology and product manufacturing rights to DHL. Under the terms of the agreement in principle, the Company remains contingently liable to pay DIC up to $4,500 with respect to DHL's bank debt, but the possibility that such repayment will be required has diminished as a result of the improvement in the venture's business prospects.

    PREPAID PENSION ASSET

    As part of the Acquired Ciba Business, the Company acquired a net pension asset from a defined benefit plan covering employees of a United Kingdom subsidiary. Pursuant to the terms of the purchase agreement, these employees continued to participate in a defined benefit retirement plan sponsored by Ciba up to January 1, 1997, at which time, the net pension asset was valued at $8,688 and was transferred to a newly created plan sponsored by the Company. Accordingly, the Company recorded the $8,688 as a prepaid pension asset with a corresponding reduction in goodwill. As of December 31, 1997, the prepaid pension asset was $8,619, reflecting the net change for the year.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE

    Notes payable, capital lease obligations and indebtedness to related parties as of December 31, 1997 and 1996, were:

                                                       1997        1996
                                                    ----------  ----------
Revolving Credit Facility.........................  $  158,267  $   98,656
European Credit and Overdraft Facilities..........      13,909      23,405
Convertible Subordinated Notes, due 2003..........     114,450     114,500
Convertible Subordinated Debentures, due 2011.....      25,625      25,625
Obligations Under IDRB Variable Rate Demand
  Notes...........................................      --           8,450
Various notes payable.............................         680       1,212
                                                    ----------  ----------
Total notes payable...............................     312,931     271,848
Capital lease obligations (see Note 8)............       5,473       6,906
Senior Subordinated Notes Payable to CSC, net of
  unamortized discount of $2,233 and $2,666 as of
  December 31, 1997 and 1996, respectively........      34,967      32,262
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  353,371  $  311,016
                                                    ----------  ----------
                                                    ----------  ----------
Notes payable and current maturities of long-term
  liabilities.....................................  $   13,858  $   23,835
Long-term notes payable and capital lease
  obligations, less current maturities............     304,546     254,919
Indebtedness to related parties...................      34,967      32,262
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  353,371  $  311,016
                                                    ----------  ----------
                                                    ----------  ----------

    REVOLVING CREDIT FACILITY

    In connection with the acquisition of the Acquired Hercules Business on June 27, 1996, Hexcel obtained the Revolving Credit Facility to: (a) refinance outstanding indebtedness under its current credit facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility provided for up to $254,600 of borrowing capacity and would have expired in February 1999. As discussed in Note 24, the Revolving Credit Facility was amended and restated in March 1998.

    Interest on outstanding borrowings under the Revolving Credit Facility was computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility was subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility. As of
December 31, 1997, letters of credit with an aggregate face amount of $3,700 were outstanding under the Revolving Credit Facility.

    The Revolving Credit Facility was secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company was subject to various financial covenants and restrictions under the Revolving Credit Facility, and was generally prohibited from paying dividends or redeeming capital stock.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    As a result of obtaining the Revolving Credit Facility and the corresponding extinguishment of certain of the Company's credit facilities, Hexcel wrote off $3,400 of capitalized debt financing costs in 1996. This amount is included in "interest expense" in the accompanying consolidated statement of operations for 1996.

    EUROPEAN CREDIT AND OVERDRAFT FACILITIES

    In addition to the Revolving Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local lenders. These credit and overdraft facilities, which are only available to finance certain activities by specific subsidiaries, are primarily uncommitted facilities that are terminable at the discretion of the lenders. The credit and overdraft facilities in use by the Company's European subsidiaries as of December 31, 1997 and 1996, other than the Revolving Credit Facility, bear interest at rates between 2.5% and 7.7% per year.

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

    The Convertible Subordinated Notes are redeemable beginning in August of 1999, in whole or in part, at the option of Hexcel. The redemption prices range from 103.5% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs. As of December 31, 1997, $50 of the Convertible Subordinated Notes had been converted resulting in the issuance of 3 shares of common stock.

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

    OBLIGATIONS UNDER IDRB VARIABLE RATE DEMAND NOTES

    In 1997, Hexcel repaid in full various industrial development revenue bonds ("IDRBs") to obtain the benefit of reduced administration costs. The IDRBs had original maturity dates after 2001 and were guaranteed by bank letters of credit issued under the Revolving Credit Facility. The interest rates on the IDRBs were variable and averaged 4.0% in 1997, 4.2% in 1996 and 6.2% in 1995.

    SENIOR SUBORDINATED NOTES PAYABLE TO CSC

    In connection with the purchase of the Acquired Ciba Business, Hexcel delivered Senior Subordinated Notes to Ciba in an aggregate principal amount of $34,928. Hexcel has also consented to an assignment by Ciba of Ciba's rights and obligations under the Alliance Agreement to CSCH, and Ciba Specialty Chemicals Corporation, a Delaware corporation (collectively "CSC"). In connection with the assignment

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
of these rights and obligations, the Senior Subordinated Notes that were previously payable to Ciba are now payable to CSC. In accordance with the terms of the amended Strategic Alliance Agreement, Hexcel acquired certain assets of the Ciba Distributors between January 1, 1997 and February 28, 1997, in exchange for an undertaking to deliver additional Senior Subordinated Notes in an aggregate principle amount of approximately $2,300. Upon delivery of these additional Senior Subordinated Notes, the total aggregate principle amount of Senior Subordinated Notes payable to CSC will be approximately $37,200.

    At the date of issue, the aggregate fair value of the Senior Subordinated Notes was $31,902, or $3,026 less than the aggregate principal amount. The original discount of $3,026 reflects the absence of certain call protection provisions from the terms of the Senior Subordinated Notes and the difference between the stated interest rate on the Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. This discount, which is amortized over the life of the Senior
Subordinated Notes, had an unamortized balance of $2,233 and $2,666 as of December 31, 1997 and 1996, respectively.

    The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest for three years at a rate of 7.5% per annum, payable semiannually from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the purchase of the Acquired Ciba Business (February 28, 1999), and by an additional 0.5% per year thereafter until the Senior Subordinated Notes mature in the year 2003.

    As discussed in Note 9, Hexcel has various financial and other relationships with CSC. Accordingly, the Company's net indebtedness to CSC under the Senior Subordinated Notes has been classified as "indebtedness to related parties" in the accompanying consolidated balance sheets.

    AGGREGATE MATURITIES OF NOTES PAYABLE

    Aggregate maturities of notes payable, excluding capital lease obligations (see Note 8), as of December 31, 1997, were:

Payable during years ending December 31:
  1998............................................  $  13,511
  1999............................................        672
  2000............................................        147
  2001............................................        154
  2002............................................      1,856
  2003 and thereafter.............................    331,558
                                                    ---------
    Total notes payable...........................  $ 347,898
                                                    ---------
                                                    ---------

    At December 31, 1997, amounts owed under the Revolving Credit Facility totaled $158,267. As discussed in Note 24, the Revolving Credit Facility was amended and restated in March 1998. Under the amended terms, the facility was extended to 2003, and accordingly, the above table reflects the amended due date.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    ESTIMATED FAIR VALUES OF NOTES PAYABLE

    The Revolving Credit Facility, and substantially all of the various European credit facilities and other notes payable outstanding as of December 31, 1997 and 1996, are variable-rate debt obligations. Accordingly, management believes that the estimated fair value of each of these debt obligations approximates the respective book value.

    The aggregate fair values of the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, are estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. The aggregate fair value of the Convertible Subordinated Notes, due 2003, was approximately $196,000 and $141,700 as of December 31, 1997 and 1996, respectively. The aggregate fair value of the Convertible Subordinated Debentures, due 2011, was approximately $25,500 and $24,000 as of December 31, 1997 and 1996, respectively.

NOTE 8 -- LEASING ARRANGEMENTS

    Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1997 and 1996, were:

                                                      1997       1996
                                                    ---------  ---------
Property, plant and equipment.....................  $  10,197  $  11,572
Less accumulated depreciation.....................     (3,593)    (2,927)
                                                    ---------  ---------
Net property, plant and equipment.................  $   6,604  $   8,645
                                                    ---------  ---------
                                                    ---------  ---------
Capital lease obligations.........................  $   5,473  $   6,906
less current maturities...........................       (347)      (768)
                                                    ---------  ---------
Long-term capital lease obligations, net..........  $   5,126  $   6,138
                                                    ---------  ---------
                                                    ---------  ---------

    Certain sales and administrative offices, data processing equipment, and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $4,559 in 1997, $4,623 in 1996 and $2,871 in 1995.

    Future minimum lease payments as of December 31, 1997, were:

                                                        TYPE OF LEASE
                                                    ----------------------
                                                     CAPITAL    OPERATING
                                                    ---------  -----------
Payable during years ending December 31:
  1998............................................  $     858   $   3,935
  1999............................................        858       3,304
  2000............................................        783       1,987
  2001............................................        512         714
  2002............................................        512         233
  2003 and thereafter.............................      5,948       1,402
                                                    ---------  -----------
    Total minimum lease payments..................  $   9,471   $  11,575
                                                    ---------  -----------
                                                    ---------  -----------

    Total minimum capital lease payments include $3,999 of imputed interest.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- RELATED PARTIES

    In connection with the purchase of the Acquired Ciba Business, Hexcel delivered 18,022 newly issued shares of Hexcel common stock to Ciba, representing 49.9% of the Hexcel common stock issued and outstanding at that date. In addition, the Company and Ciba entered into the Alliance Agreement which currently provides for, among other things, the designation by Ciba of four of the Company's ten directors, and the approval of a majority of these four designated directors for the taking of certain significant actions by the Company. On February 21, 1997, the Company consented to an assignment by Ciba of Ciba's rights and obligations under the Alliance Agreement to CSC. In connection with the assignment of these rights and obligations, all of the Hexcel common stock previously held by Ciba is now held by CSC.

    As discussed in Notes 2 and 7, Hexcel has delivered Senior Subordinated Notes in an aggregate principal amount of $34,928 to Ciba in connection with the purchase of the Acquired Ciba Business and has undertaken to deliver approximately $2,300 additional Senior Subordinated Notes in connection with the acquisition of certain assets of the Ciba Distributors. In connection with the assignment of Ciba's rights and obligations under the Alliance Agreement, the Senior Subordinated Notes that were previously payable to Ciba will be payable to CSC. During 1996, the Company also delivered Senior Demand Notes to Ciba in an aggregate principle amount of $5,329. The Senior Demand Notes were presented for payment and paid in full prior to December 31, 1996. Aggregate interest expense on the Senior Subordinated Notes in 1997 and 1996 was $2,762 and $2,715, respectively.

    Hexcel purchases certain raw materials from various CSC subsidiaries, as successor to Ciba subsidiaries. In addition, the Company sells certain finished products to various CSC subsidiaries, including the Ciba Distributors. The Company's aggregate purchases from CSC subsidiaries and their predecessor Ciba subsidiaries for 1997 and for the period from March 1, 1996 through December 31, 1996, were $34,255 and $15,116, respectively. The Company's aggregate sales to CSC subsidiaries and their predecessor Ciba subsidiaries for the same periods were $5,620 and $32,408, respectively. These sales were primarily to the Ciba Distributors pursuant to a distribution agreement, which expired February 28, 1997. In addition, in 1997 and 1996 the Company incurred $1,234 and $214, respectively, of expenses related to the Acquired Ciba Business that are subject to reimbursement by CSC as successor to Ciba under the terms of the Strategic Alliance Agreement. As of December 31, 1997 and 1996, aggregate receivables from CSC or CSC subsidiaries and their Ciba predecessors included in "accounts receivable" in the accompanying consolidated balance sheets were $400 and $5,951, respectively. Aggregate payables to CSC or CSC and their Ciba predecessors included in "accounts payable" and "accrued liabilities" as of the same dates were $1,196 and $1,812, respectively.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities as of December 31, 1997 and 1996, were:

                                                      1997       1996
                                                    ---------  ---------
Postretirement benefit liability (see Note 12)....  $  14,066  $  13,726
Liability for environmental remediation
  activities......................................      5,080      7,070
Liability for business consolidation activities
  (see Note 3)....................................     --          3,577
Liability for DIC-Hexcel Limited (see Note 6).....     --          3,250
Pension and retirement liability (see Note 11)....      2,702      2,206
Deferred tax liability (see Note 13)..............      2,970      1,433
Other.............................................     10,998     15,152
                                                    ---------  ---------
Other non-current liabilities.....................  $  35,816  $  46,414
                                                    ---------  ---------
                                                    ---------  ---------

NOTE 11 -- RETIREMENT PLANS

    Hexcel maintains a retirement savings and contribution plan and a defined benefit retirement plan covering most U.S. employees, except for certain employees with union affiliations. In addition, the Company maintains a separate retirement savings plan available to certain U.S. employees with union affiliations, and contributes to a union sponsored multi-employer pension plan covering these same employees. The Company also maintains various retirement plans covering certain European employees, as well as defined benefit supplemental retirement plans for eligible senior executives. The net expense to the Company of all of these retirement plans was $11,500 in 1997, $9,107 in 1996 and $2,768 in 1995.

    Under the U.S. retirement savings and contribution plan, eligible employees may contribute up to 16% of their compensation to an individual retirement savings account. Hexcel makes matching contributions to individual retirement savings accounts equal to 50% of employee contributions, not to exceed 3% of employee compensation. Furthermore, the Company makes profit sharing contributions of up to an additional 4% of employee compensation when the Company meets or exceeds certain annual performance targets. Matching contributions to the U.S. retirement savings and contribution plan were $2,309 for 1997, $2,160 for 1996 and $1,290 for 1995. The profit sharing contributions were $3,648 for 1997 and $3,236 for 1996. There was no profit sharing contribution for 1995.

    The U.S. defined benefit retirement plan is a career average pension plan covering both hourly and salaried employees. Benefits are based on years of service and the annual compensation of the employee. Hexcel's funding policy is to contribute the minimum amount required by applicable regulations.

    Hexcel maintains a separate retirement savings plan available to certain U.S. employees with union affiliations of the composite structures business acquired from Ciba on February 29, 1996. Under this plan, employees may contribute up to 14% of their compensation to an individual retirement savings account. There are no matching or profit sharing contributions. In addition, the Company participates in a union sponsored multi-employer pension plan covering these same employees. The Company's contributions to this plan were $1,326 for 1997 and $731 for 1996.

    As part of the Acquired Ciba Business, the Company acquired a net pension asset from a defined benefit retirement plan covering employees of a United Kingdom subsidiary. Pursuant to the terms of the purchase agreement, these employees continued to participate in a defined benefit retirement plan

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RETIREMENT PLANS (CONTINUED)
sponsored by Ciba up to January 1, 1997, at which time, the accumulated benefit obligation and net pension asset was valued and transferred to a newly created plan sponsored by the Company.

    The net periodic cost of Hexcel's defined benefit retirement plans for the years ended December 31, 1997, 1996 and 1995, were:

                                                              U.S. Plans                European Plans
                                                      1997       1996       1995       1997       1996
                                                    ---------  ---------  ---------  ---------  ---------
Service cost--benefits earned during the year.....  $   2,310  $   2,365  $     661  $   1,933  $     150
Interest cost on projected benefit obligation.....        817        646        660      2,168        132
Return on plan assets--actual.....................       (739)      (477)    (1,103)    (6,799)      (109)
Net amortization and deferral.....................        265        273      1,260      4,002     --
                                                    ---------  ---------  ---------  ---------  ---------
Net periodic pension cost.........................  $   2,653  $   2,807  $   1,478  $   1,304  $     173
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------

    The following table sets forth the funded status of the plans as of December 31, 1997 and 1996:

                                                         U.S. Plans          European Plans
                                                      1997       1996       1997       1996
                                                    ---------  ---------  ---------  ---------
Actuarial present value of benefit obligations--
Vested benefit obligation.........................  $  12,424  $   9,082  $  22,813  $   2,760
Non-vested benefit obligation.....................        613        473     --         --
                                                    ---------  ---------  ---------  ---------
Accumulated benefit obligation....................  $  13,037  $   9,555  $  22,813  $   2,760
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Projected benefit obligation......................  $  14,910  $  11,070  $  32,627  $   3,494
Plan assets at fair value.........................      8,343      5,974     44,557      2,405
                                                    ---------  ---------  ---------  ---------
Plan assets more (less) than projected benefit
  obligation......................................     (6,567)    (5,096)    11,930     (1,089)
Unrecognized net (gain) loss......................      1,436        157     (3,311)    --
Unrecognized net transition obligation............        169        212     --         --
Unrecognized prior service cost...................          4         32     --          1,183
                                                    ---------  ---------  ---------  ---------
Prepaid (accrued) pension liability...............     (4,958)    (4,695)     8,619         94
                                                    ---------  ---------  ---------  ---------
  less current portion............................      2,256      2,395     --         --
                                                    ---------  ---------  ---------  ---------
Long-term portion prepaid (accrued) pension
  liability.......................................  $  (2,702) $  (2,300) $   8,619  $      94
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RETIREMENT PLANS (CONTINUED)
    Assumptions used to estimate the actuarial present value of benefit obligations as of December 31, 1997, 1996 and 1995, were:

                                                      1997       1996       1995
                                                    ---------  ---------  ---------
U.S. defined benefit retirement plans:
  Discount rate...................................     7.5  %     7.5  %     7.0  %
Rate of increase in compensation..................     4.5  %     4.5  %     4.0  %
Expected long-term rate of return on plan
  assets..........................................     9.0  %     9.0  %     9.5  %

                                                        1997            1996
                                                    -------------  --------------
European defined benefit retirement plans:
  Discount rates..................................   6.5% - 7.0%    6.5% - 7.5%
  Rates of increase in compensation...............   2.0% - 5.0%    2.0% - 4.5%
  Expected long-term rates of return on plan
    assets........................................   6.5% - 7.5%    6.5% - 9.0%

NOTE 12 -- POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

    Hexcel funds postretirement health care and life insurance benefit costs on a pay-as-you-go basis and, for 1997, 1996 and 1995, made benefit payments of approximately $750, $400 and $600, respectively. Net defined postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, were:

                                                      1997       1996       1995
                                                    ---------  ---------  ---------
Service cost--benefits earned during the year.....  $      91  $      80  $     279
Interest cost on accumulated postretirement
  benefit obligation..............................        752        701        780
Net amortization and deferral.....................       (213)      (222)      (201)
                                                    ---------  ---------  ---------
Net periodic postretirement benefit cost..........  $     630  $     559  $     858
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED) Defined postretirement benefit liabilities as of December 31, 1997 and 1996, were:

                                                      1997       1996
                                                    ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees........................................  $   7,483  $   7,302
  Fully eligible active plan participants.........      1,897      1,658
  Other active plan participants..................      1,456      1,031
                                                    ---------  ---------
                                                       10,836      9,991
Unrecognized prior service credit.................        556        890
Unrecognized net gain.............................      3,210      3,567
                                                    ---------  ---------
Defined postretirement benefit liability..........     14,602     14,448
less current portion of postretirement benefit
  liability.......................................       (536)      (722)
                                                    ---------  ---------
Deferred postretirement benefit liability (see
  Note 10)........................................  $  14,066  $  13,726
                                                    ---------  ---------
                                                    ---------  ---------

    Two health care cost trend rates were used in measuring the accumulated postretirement benefit obligation. For indemnity health care costs, the assumed cost trend in 1997 was 10.0% for participants less than 65 years of age and 6.0% for participants 65 years of age and older, gradually declining to 5.0% for both age groups in the year 2002. For Health Maintenance Organization health care costs, the assumed cost trend in 1997 was 7.0% for participants less than 65 years of age and 4.0% for participants 65 years of age and older, gradually declining to 5.0% and 4.0%, respectively, in the year 1999.

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1997 and 7.5% in 1996. The rate of increase in compensation used in determining the obligation was 4.5% in 1997 and 1996 and 4.0% in 1995.

    If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of December 31, 1997 would be increased by 6.1%. The effect of this change on the sum of the service cost and interest cost would be an increase of 5.6%.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- INCOME TAXES

    PROVISION FOR INCOME TAXES

    Income (loss) before income taxes and the (benefit) provision for income taxes from continuing operations for the years ended December 31, 1997, 1996 and 1995, were:

                                                                 1997        1996       1995
                                                              ----------  ----------  ---------
Income (loss) before income taxes:
  U.S.......................................................  $   24,197  $  (11,956) $  (1,027)
  International.............................................      26,555      (3,798)     7,541
                                                              ----------  ----------  ---------
Total income (loss) before income taxes.....................  $   50,752  $  (15,754) $   6,514
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------
Provision (benefit) for income taxes:
Current:
  U.S.......................................................  $      798  $   (1,600) $     197
  International.............................................       9,527       5,556      3,445
                                                              ----------  ----------  ---------
Current provision for income taxes..........................      10,325       3,956      3,642
                                                              ----------  ----------  ---------
Deferred:
  U.S.......................................................     (33,935)     --         --
  International.............................................         732        (520)      (329)
                                                              ----------  ----------  ---------
Deferred benefit for income taxes...........................     (33,203)       (520)      (329)
                                                              ----------  ----------  ---------
Total (benefit) provision for income taxes..................  $  (22,878) $    3,436  $   3,313
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

    A reconciliation of the (benefit) provision to the U.S. federal statutory income tax rate of 35%, 34% and 34% for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                  1997       1996       1995
                                                               ----------  ---------  ---------
Provision (benefit) at U.S. federal statutory rate...........  $   17,763  $  (5,356) $   2,215
U.S. state taxes, less federal tax benefit...................         519         21       (254)
Impact of different international tax rates, adjustments to
  income tax accruals and other..............................      18,773     (9,656)       492
Valuation allowance..........................................     (59,933)    18,427        860
                                                               ----------  ---------  ---------
Total (benefit) provision for income taxes...................  $  (22,878) $   3,436  $   3,313
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), in 1996 and 1995 the Company had fully provided valuation allowance reserves against its net deferred tax assets primarily in the U.S. and Belgium where there were uncertainties in generating sufficient future taxable income. In 1997, the Company reversed $59.9 million of its valuation allowance reserve as follows: $17.0 million due to current year profitable U.S. operations, $39.0 million due to the Company's assessment that the realization of the remaining U.S. net deferred tax assets is more likely than not, and $3.9 million in Belgium due to a gain on sale of certain tangible and intangible assets to other Hexcel subsidiaries. The Company continues to reserve the balance of the net deferred tax asset related to its Belgium operations.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- INCOME TAXES (CONTINUED)
    The Company has made no U.S. income tax provision for approximately $46,000 of undistributed earnings of international subsidiaries as of December 31, 1997. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

    DEFERRED INCOME TAXES

    Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1997 and 1996, were:

                                                                           1997        1996
                                                                        ----------  ----------
Net operating loss carryforwards......................................  $   21,000  $   33,922
Reserves and other, net...............................................      31,580      37,596
Accrued business acquisition and consolidation expenses...............       4,380       9,128
Accelerated depreciation and amortization.............................     (16,690)    (13,646)
Valuation allowance...................................................      (8,500)    (68,433)
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $   31,770  $   (1,433)
                                                                        ----------  ----------
                                                                        ----------  ----------

    NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1997, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal and Belgium income tax purposes of approximately $53,000 and $5,000, respectively. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2010. As a result of the ownership change, which occurred in connection with the purchase of the Acquired Ciba Business, the Company has a limitation on the utilization of U.S. NOL carryforwards of approximately $12,000 per year.

NOTE 14 -- STOCK-BASED INCENTIVE PLANS

    The Hexcel Corporation Incentive Stock Plan as amended and restated ("Incentive Stock Plan"), authorizes the use of Hexcel common stock for providing a variety of stock-based incentive awards to eligible employees, officers, directors and consultants. The Incentive Stock Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards. In May 1997, Hexcel's stockholders increased the aggregate number of shares of Hexcel common stock available for use under the Incentive Stock Plan by 3,850 to 4,013. As of December 31, 1997, 1,193 options were vested.

    As of December 31, 1997 and 1996, the Company had outstanding a total of 352 and 286, respectively, of performance accelerated restricted stock units ("PARS"). Subject to certain conditions of employment, PARS vest in increments through 2004, subject to accelerated vesting under certain circumstances, and are convertible into an equal number of shares of Hexcel common stock. As of December 31, 1997, no PARS were vested.

    In May 1997, Hexcel's stockholders approved the Management Stock Purchase Plan (the "MSPP"). The MSPP authorizes an aggregate of 150 shares of Hexcel common stock for use by the Company in

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCK-BASED INCENTIVE PLANS (CONTINUED) providing stock-based incentive awards to senior executives and certain key management employees. Eligible executives and employees may purchase Restricted Stock Units ("Units") for up to 50% of their annual bonus pursuant to an irrevocable election made previously. Each Unit is purchased at 80% of the fair market value (as defined in the MSPP) of the Company's common stock at the date the bonus becomes available and is restricted for a period of three years. Subject to certain conditions of employment, the Units vest equally over a period of three years, and upon expiration of the restricted period are convertible on a one-to-one basis for shares of Hexcel common stock. No Units had been purchased as of December 31, 1997.

    In December 1997, the Board of Directors resolved to permit non-employee directors to elect to receive a portion or all of their annual retainer fees in the form of non-qualified stock options issued under the Incentive Stock Plan. These options may be used to purchase common stock of the Company at a price of 50% of the fair market value at the date of grant. Options vest proportionately over a period of one year from the date of grant. No such options had been granted as of December 31, 1997.

    Stock option data for the three years ended December 31, 1997, 1996 and 1995, were:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                     NUMBER OF    EXERCISE
                                                      SHARES        PRICE
                                                    -----------  -----------
Options outstanding at January 1, 1995............         468    $   12.37
Options granted...................................         787    $    5.63
Options exercised.................................          (1)   $    7.56
Options expired or canceled.......................        (240)   $   11.80
                                                    -----------  -----------
Options outstanding at December 31, 1995..........       1,014    $    7.27
Options granted...................................       1,577    $   12.69
Options exercised.................................        (447)   $    9.40
Options expired or canceled.......................         (85)   $   11.45
                                                    -----------  -----------
Options outstanding at December 31, 1996..........       2,059    $   10.36
Options granted...................................       3,094    $   18.24
Options exercised.................................        (289)   $    9.64
Options expired or canceled.......................         (25)   $   15.51
                                                    -----------  -----------
Options outstanding at December 31, 1997..........       4,839    $   15.39
                                                    -----------  -----------
                                                    -----------  -----------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCK-BASED INCENTIVE PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                   -------------------------------------------  ------------------------
                                                                                    WEIGHTED                  WEIGHTED
                                                    NUMBER OF   WEIGHTED AVERAGE     AVERAGE     NUMBER OF     AVERAGE
                                                     OPTIONS     REMAINING LIFE     EXERCISE      OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                           OUTSTANDING     (IN YEARS)         PRICE     EXERCISABLE     PRICE
-------------------------------------------------  -----------  -----------------  -----------  -----------  -----------
$ 4.75 -  5.00...................................         160             7.3       $    4.75          160    $    4.75
$ 5.01 - 10.00...................................         373             5.5       $    5.99          335    $    6.10
$10.01 - 15.00...................................       1,211             8.0       $   12.43          648    $   12.42
$15.01 - 20.00...................................       3,058             9.1       $   18.13           49    $   16.71
$20.01 - 25.00...................................          15             9.2       $   20.13       --           --
$25.01 - 30.00...................................          20             9.6       $   27.39            1    $   29.38
$30.01 - 32.06...................................           2             9.2       $   30.49       --        $   32.06
                                                                           --
                                                   -----------                     -----------  -----------  -----------
$ 4.75 - 32.06...................................       4,839             8.5       $   15.39        1,193    $    9.80
                                                                       --              --
                                                                           --
                                                                           --
                                                   -----------                     -----------  -----------  -----------
                                                   -----------                     -----------  -----------  -----------

    EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

    In July 1997, the Company established an ESPP to provide eligible employees an additional opportunity to share in the ownership of Hexcel. The maximum number of shares of common stock reserved for issuance under the ESPP is 200. Under the ESPP, eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. During 1997, approximately 3 shares of common stock were issued under the ESPP.

    PRO FORMA DISCLOSURES

    In 1996, Hexcel adopted the disclosure requirements of SFAS 123, which provide for the disclosure of pro forma net earnings and net earnings per share as if the fair value method were used to account for stock-based employee incentive plans. Pursuant to SFAS 123, the Company has elected to continue to use the intrinsic value method to account for its stock option plans in the accompanying consolidated financial statements, in accordance with APBO No. 25.

    If compensation expense had been determined for stock options granted in 1997, 1996 and 1995 using the fair value method at the date of grant, consistent with the provisions of SFAS 123, Hexcel's pro forma net income (loss) and diluted income (loss) per share would have been as follows:

                                                      1997        1996       1995
                                                    ---------  ----------  ---------
Net income (loss), as reported....................  $  73,630  $  (19,190) $   2,733
Pro forma compensation adjustment.................     (6,275)        (43)    (1,029)
                                                    ---------  ----------  ---------
Pro forma net income (loss).......................  $  67,355  $  (19,233) $   1,704
                                                    ---------  ----------  ---------
                                                    ---------  ----------  ---------
Diluted net income (loss) per share, as
  reported........................................  $    1.74  $    (0.58) $    0.17
Pro forma compensation adjustment.................      (0.14)       0.02      (0.06)
                                                    ---------  ----------  ---------
Pro forma diluted net income (loss) per share.....  $    1.60  $    (0.56) $    0.11
                                                    ---------  ----------  ---------
                                                    ---------  ----------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCK-BASED INCENTIVE PLANS (CONTINUED)
    The weighted average fair value of options granted during 1997, 1996 and 1995 were $18.24, $12.75 and $5.63, respectively. The following ranges of assumptions were used in the Black-Scholes pricing models for options granted in 1997, 1996 and 1995: risk-free interest of 5.6% to 6.2%, estimated volatility of 40% to 49%, and an expected life of 3.6 years to 4.7.

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

NOTE 15 -- EARNINGS PER SHARE

    In the fourth quarter of 1997, Hexcel adopted SFAS 128. SFAS 128 requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all potential common shares. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all potential common shares is also required. The Diluted presentation is similar to fully diluted earnings per share under the prior accounting standard.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- EARNINGS PER SHARE (CONTINUED)
    Computations of basic and diluted earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                      1997        1996       1995
                                                    ---------  ----------  ---------
Basic earnings (loss) per share:
Net income (loss) from continuing operations......  $  73,630  $  (19,190) $   3,201
                                                    ---------  ----------  ---------
Weighted average common shares outstanding........     36,748      33,351     15,605
                                                    ---------  ----------  ---------
Basic earnings (loss) per share...................  $    2.00  $    (0.58) $    0.21
                                                    ---------  ----------  ---------
                                                    ---------  ----------  ---------
Diluted earnings (loss) per share:
Net income (loss) from continuing operations......  $  73,630  $  (19,190) $   3,201
Effect of dilutive securities--
  Senior Subordinated Notes, due 2003.............      5,087      --         --
  Senior Subordinated Debentures, due 2011........      1,111      --         --
                                                    ---------  ----------  ---------
Adjusted net income (loss) from
  continuing operations...........................  $  79,828  $  (19,190) $   3,201
                                                    ---------  ----------  ---------
Weighted average common shares outstanding........     36,748      33,351     15,605
Effect of dilutive securities--
  Stock options...................................      1,176      --            137
  Senior Subordinated Notes, due 2003.............      7,239      --         --
  Senior Subordinated Debentures, due 2011........        834      --         --
                                                    ---------  ----------  ---------
Adjusted weighted average common shares
  outstanding.....................................     45,997      33,351     15,742
                                                    ---------  ----------  ---------
Diluted earnings (loss) per share.................  $    1.74  $    (0.58) $    0.20
                                                    ---------  ----------  ---------
                                                    ---------  ----------  ---------

    The Convertible Subordinated Notes, due 2003, which were issued in 1996, and the Convertible Subordinated Debentures, due 2011, were excluded from the 1996 and 1995 computations of diluted earnings (loss) per share, as applicable, as they were antidilutive. Substantially all of the Company's stock options were included in the calculation of diluted earnings per share for the year ended December 31, 1997.

NOTE 16 -- CONTINGENCIES

    Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to government contracts, commercial transactions, and environmental, health and safety matters. The Company estimates its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- CONTINGENCIES (CONTINUED)

that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company believes that its liability with respect to these sites is not material.

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order is accrued in the accompanying consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company is a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company is obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company's estimate of its share of the cost is accrued in the accompanying consolidated balance sheets as of December 31, 1997 and 1996.

    PRODUCT CLAIMS

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Certain customers have alleged that Hexcel Composites S.A. is responsible for the problem. The Company and its insurer continue to investigate these claims. The Company is also working with the customers to repair or replace panels when necessary, with certain costs to be allocated upon determination of responsibility for the delamination. Two customers in France requested that a court appoint experts to investigate the claims; to date, the experts have not reported any conclusions. The Company's primary insurer for this matter has agreed to fund legal representation and to provide coverage of the claim to the extent of the policy limit. The Company believes that, based on available information, it is unlikely that these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    U.S. GOVERNMENT CLAIMS

    Hexcel, as a defense subcontractor, is subject to U.S. government audits and reviews of negotiations, performance, cost classifications, accounting and general practices relating to government contracts. Under the direction of the Corporate Administrative Contracting Officer ("CACO"), the Defense Contract Audit Agency ("DCAA") reviews cost accounting and business practices of government contractors and subcontractors, including the Company. In 1996, the Company was engaged in discussions with the CACO and the DCAA regarding a number of cost accounting issues identified during the course

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- CONTINGENCIES (CONTINUED)
of various audits performed by the DCAA. The Company reached an agreement with the CACO and the DCAA that resolved the primary issues identified during the course of these audits. Under the terms of the agreement, the Company paid the U.S. federal government $1,314 in exchange for the irrevocable discharge of any claims with respect to the issues that were resolved.

NOTE 17 -- RAW MATERIALS, SIGNIFICANT CUSTOMERS AND MARKETS

    Hexcel purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not anticipate, could have a material adverse effect on sales and earnings.

    The Boeing Company ("Boeing") and Boeing subcontractors accounted for approximately 36% of 1997 sales, 22% of 1996 sales and 21% of 1995 sales. The Airbus Industrie ("Airbus") consortium and Airbus subcontractors accounted for approximately 10% of 1997 and 1996 sales, and less than 10% of 1995 sales. The loss of all or a significant portion of the business with Boeing or Airbus, which Hexcel does not anticipate, could have a material adverse effect on sales and earnings.

    Net sales by market for the years ended December 31, 1997, 1996 and 1995, were:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Commercial aerospace..............................................         64%        56%        45%
Space and defense.................................................          9         11         11
Recreation........................................................          7         10          9
General industrial and other......................................         20         23         35
                                                                    ---------  ---------  ---------
Net sales.........................................................        100%       100%       100%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18 -- BUSINESS SEGMENT DATA

    Hexcel operates within a single business segment: Advanced Structural Materials. The following table summarizes certain financial data for continuing operations by geographic area as of December 31, 1997, 1996 and 1995, and for the years then ended:

                                                             1997        1996         1995
                                                          ----------  -----------  ----------
Net sales to non-affiliates:
  U.S...................................................  $  598,555  $   394,524  $  197,665
  International.........................................     338,300      300,727     152,573
                                                          ----------  -----------  ----------
  Consolidated..........................................  $  936,855  $   695,251  $  350,238
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------
Income (loss) before income taxes:
  U.S...................................................  $   34,684  $   (2,934)  $    2,912
  International.........................................      16,068     (12,820)       3,602
                                                          ----------  -----------  ----------
  Consolidated..........................................  $   50,752  $  (15,754)  $    6,514
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------
Total assets:
  U.S...................................................  $  547,471  $   429,025  $  134,972
  International.........................................     264,115      272,711      95,630
                                                          ----------  -----------  ----------
  Consolidated..........................................  $  811,586  $   701,736  $  230,602
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------
Capital expenditures:
  U.S...................................................  $   40,667  $    27,217  $    7,729
  International.........................................      16,702       16,352       4,415
                                                          ----------  -----------  ----------
  Consolidated..........................................  $   57,369  $    43,569  $   12,144
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------
Depreciation and amortization:
  U.S...................................................  $   22,348  $    15,239  $    6,528
  International.........................................      13,449       11,491       5,095
                                                          ----------  -----------  ----------
  Consolidated..........................................  $   35,797  $    26,730  $   11,623
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------

    The international segment is comprised primarily of operations in Western Europe conducted by various European subsidiaries. International net sales consist of the net sales of these European subsidiaries, sold primarily in Europe.

    U.S. net sales include U.S. exports to non-affiliates of $70,875 in 1997, $53,333 in 1996 and $18,092 in 1995. Transfers from the Company's U.S. subsidiaries to its international subsidiaries for the years ended December 31, 1997, 1996 and 1995 were $44,650, $30,390 and $18,590, respectively. Transfers from the Company's international subsidiaries to its U.S. subsidiaries for the years ended December 31, 1997, 1996 and 1995 were $22,700, $11,480 and $4,380, respectively. Transfers between geographic areas are recorded on the basis of arm's length prices established by the Company.

    To compute income (loss) before income taxes, Hexcel allocated administrative expenses to the international segment of $10,487 in 1997, $9,022 in 1996 and $3,939 in 1995.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                                                                 1997        1996       1995
                                                               ---------  ----------  ---------
Cash paid for:

Interest.....................................................  $  22,300  $   14,061  $   8,345
Taxes........................................................      3,929       8,911      3,864
                                                               ---------  ----------  ---------
Non-cash items:

Debt issued in connection with Ciba acquisition..............     --          37,231     --
Common stock issued in connection with Ciba Acquisition......     --         144,174     --
Conversion of Senior Subordinated Notes......................         50      --         --
Compensation expense in connection with the issuance of
  common stock (see Note 14).................................     --           3,635     --

NOTE 20 -- OTHER INCOME, NET

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

    Hexcel sold its Chandler, Arizona manufacturing facility and certain related assets, including technology, to Northrop Grumman Corporation ("Northrop") in 1994. Under the terms of the Chandler transaction, Hexcel retained a royalty-free, non-exclusive license to use the technology sold to Northrop in non-military applications. In addition, the Company will receive royalties from Northrop on certain applications of the technology by Northrop. The Company received net cash proceeds of $1,560 and $27,294 in relation to this sale in 1996 and 1995, respectively.

NOTE 21 -- BANKRUPTCY REORGANIZATION

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

    The Reorganization Plan which became effective on February 9, 1995 provided for, among other things: (a) the completion of the first closing under a standby purchase commitment whereby Mutual Series Fund Inc. ("Mutual Series") purchased 1,946 shares of newly issued Hexcel common stock for

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 21 -- BANKRUPTCY REORGANIZATION (CONTINUED)
$9,000 and loaned the Company $41,000 as an advance against the proceeds of a subscription rights offering for additional shares of Hexcel common stock; and
(b) the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. The subscription rights offering concluded on March 27, 1995, with the issuance of an additional 7,156 shares of Hexcel common stock. The resulting cash proceeds of $33,098 were used to reduce the outstanding balance of the loan from Mutual Series. The second closing under the standby purchase agreement was completed on April 6, 1995, with the issuance of an additional 1,590 shares of Hexcel common stock to Mutual Series, the issuance of an additional 108 shares of Hexcel common stock to John J. Lee, the Company's Chief Executive Officer, and the retirement of the remaining balance of the Mutual Series loan.

    The Reorganization Plan provided for the reinstatement or payment in full, with interest, of all allowed claims, including prepetition accounts payable and notes payable. On February 9, 1995, Hexcel paid $78,144 in prepetition claims and interest, and reinstated another $60,575 in prepetition liabilities. The payment of claims and interest on February 9, 1995 was financed with: (a) cash proceeds of $26,694 received in the first quarter of 1995 from the sale of the Company's Chandler, Arizona manufacturing facility and certain related assets (see Note 20); (b) the $50,000 in cash received from Mutual Series in connection with the standby purchase agreement; and (c) borrowings under a $45,000 U.S. credit facility obtained on February 9, 1995. This $45,000 U.S. credit facility was subsequently replaced by a secured credit facility on February 29, 1996, which in turn was replaced by the Revolving Credit Facility on June 27, 1996 (see Notes 2 and 7).

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

NOTE 22 -- DISCONTINUED OPERATIONS

    In October of 1995, the Company sold its U.S. resins operations for net cash proceeds that approximated the net book value of the assets sold. This sale, which completed the divestiture of the Company's resins business, has been accounted for as a discontinued operation in the accompanying consolidated statements of operations and cash flows for 1995. The net sales of the discontinued resins business were $6,944 in 1995.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 23 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the years ended December 31, 1997 and 1996, were:

                                                 FIRST       SECOND      THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER     QUARTER
                                               ----------  ----------  ----------  ----------
1997
Net sales....................................  $  214,009  $  241,629  $  226,611  $  254,606
Gross margin.................................      46,889      57,818      54,967      62,958
Business acquisition and consolidation
  expenses...................................      (2,899)     (2,818)    (15,433)     (4,193)
Operating income.............................      16,384      24,516       9,331      26,226
Net income...................................       8,226      15,135      37,948      12,321
Earnings per share
  Basic......................................  $     0.22  $     0.41  $     1.03  $     0.33
  Diluted....................................        0.22        0.38        0.87        0.30
Dividends per share..........................      --          --          --          --
Market price:
  High.......................................  $    21.38  $    20.00  $    30.25  $    31.75
  Low........................................       16.00       16.38       18.75       22.25
1996
Net sales....................................  $  126,418  $  166,770  $  189,542  $  212,521
Gross margin.................................      26,783      35,188      35,813      43,525
Business acquisition and consolidation
  expenses...................................      (5,211)    (29,209)     (1,382)     (6,568)
Operating income (loss)......................       4,090     (17,900)      8,789       7,810
Net income (loss)............................       1,848     (23,667)        346       2,283
Basic and diluted net income (loss) per
  share......................................  $     0.07  $    (0.65) $     0.01  $     0.06
Dividends per share..........................      --          --          --          --
Market price:
  High.......................................  $    13.13  $    16.00  $    20.00  $    19.88
  Low........................................       10.63       11.50       12.75       15.75

    For the nine months ended September 30, 1997 and for the year ended December 31, 1996, except for the $39,000 reversal of the U.S. tax valuation allowance reserve on September 30, 1997, there was no net federal tax provision recorded on the Company's U.S. income (loss). Third quarter 1997 results include both the $39,000 reversal of the U.S. tax valuation allowance reserve and an additional charge of $13,000 to business acquisition and consolidation expenses in connection with the Company's acquisition of the Fiberite assets. In addition, first quarter 1996 results include other income of $2,697 (see Note 20).

NOTE 24 -- SUBSEQUENT EVENTS (UNAUDITED)

    REVOLVING CREDIT FACILITY

    On March 5, 1998, the Company amended and restated its Revolving Credit Facility (the "Amended Facility"). The Amended Facility provides for borrowing capacity of up to $355,000 and extends the expiration date to March 2003. Depending on certain predetermined ratios and other conditions, interest

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 24 -- SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) on outstanding borrowings under the Amended Facility is computed at an annual rate ranging from 0.313 to 1.125% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Amended Facility is subject to a commitment fee ranging from approximately 0.188 to 0.375% per annum of the total facility.

    The Amended Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company continues to be subject to various financial covenants and restrictions, and is generally prohibited from paying dividends or redeeming capital stock.

    JOINT VENTURES

    In January 1998, the Company reached an agreement in principle with Boeing and Aviation Industries of China to form a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications on commercial aircraft. This joint venture will be located in Tianjin, China. In February 1998, the Company signed an agreement with Boeing, Sime Darby Berhad and Malaysia Helicopter Services to form another joint venture, Asian Composite Manufacturing Sdn. Bhd., to manufacture composite parts for secondary structures for commercial aircraft. This joint venture will be located in Alor Setar, Malaysia. Products manufactured by both joint ventures will be shipped to the Company's Kent, Washington facility for final assembly, inspection and shipment to Boeing as well as other customers worldwide. It is anticipated that the first parts will be delivered to customers in 2000. The Company's total estimated financial commitment to both of these joint ventures will be approximately $31,000, which is expected to be made in increments through 2000. However, completion of these projects and related investments remain subject to certain significant conditions, including U.S. and foreign government approvals.

    STOCK-BASED INCENTIVE PLAN

    On February 5, 1998, the Company adopted the 1998 Broad Based Stock Incentive Plan (the "Broad Based Plan"), which authorizes the use of Hexcel common stock for providing a variety of stock-based incentive awards to eligible employees and consultants (but not to directors, officers and related consultants). The Broad Based Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards. The aggregate number of shares of Hexcel common stock available under the Broad Based Plan is 500.