Form 10-Q
period 1998-03-31
HEXCEL CORP /DE/
filed 1998-05-08
CIK 717605

--------------------------------------------------------------------------------
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

                         For the Quarter Ended March 31, 1998

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

Yes   X        No
   -------       -------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at May 4, 1998
          -----                              --------------------------
      COMMON STOCK                                    36,942,255



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HEXCEL CORPORATION AND SUBSIDIARIES


                                        INDEX


                                                                            PAGE

PART I.   FINANCIAL INFORMATION


          -    Condensed Consolidated Balance Sheets --
               March 31, 1998 and December 31, 1997                          2

          -    Condensed Consolidated Statements of
               Operations -- The Quarters Ended
               March 31, 1998 and 1997                                       3

          -    Condensed Consolidated Statements of
               Cash Flows -- The Quarters Ended
               March 31, 1998 and 1997                                       4

          -    Notes to Condensed Consolidated
               Financial Statements                                          5

          -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Report on Form 8-K                          16

SIGNATURE                                                                   17

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             UNAUDITED
                                                                 -------------------------------
                                                                       MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1998            1997
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   3,173      $   9,033
  Accounts receivable                                                    189,126        181,192
  Inventories                                                            177,578        165,321
  Prepaid expenses and other assets                                        7,003          6,665
  Deferred tax asset                                                      20,246         24,839
------------------------------------------------------------------------------------------------
  Total current assets                                                   397,126        387,050
------------------------------------------------------------------------------------------------


Property, plant and equipment                                            496,873        488,916
Less accumulated depreciation                                           (164,548)      (157,439)
------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                     332,325        331,477
Intangibles and other assets                                              92,467         93,059
------------------------------------------------------------------------------------------------

Total assets                                                           $ 821,918      $ 811,586
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities        $  13,217      $  13,858
  Accounts payable                                                        67,230         70,011
  Accrued liabilities                                                     89,016        102,487
------------------------------------------------------------------------------------------------
  Total current liabilities                                              169,463        186,356
------------------------------------------------------------------------------------------------

Long-term notes payable and capital lease obligations                    314,874        304,546
Indebtedness to related parties                                           35,349         34,967
Other non-current liabilities                                             35,459         35,816
------------------------------------------------------------------------------------------------
Total liabilities                                                        555,145        561,685
------------------------------------------------------------------------------------------------


Shareholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
    no shares issued or outstanding in 1998 and 1997                           -              -
Common stock, $0.01 par value, 100,000 shares authorized,
    shares issued and outstanding of 36,856 in 1998 and 36,856 in 1997       369            369
Additional paid-in capital                                               267,552        266,177
Retained earnings (accumulated deficit)                                    1,529        (15,541)

Cumulative currency translation adjustment                                (2,677)        (1,104)
------------------------------------------------------------------------------------------------
 Total shareholders' equity                                              266,773        249,901
------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                            $ 821,918      $ 811,586
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                UNAUDITED
                                                                     ---------------------------
                                                                         QUARTER ENDED MARCH 31,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                                     1998           1997
------------------------------------------------------------------------------------------------
Net sales                                                              $ 256,741      $ 214,009
Cost of sales                                                            190,645        167,120
------------------------------------------------------------------------------------------------

  Gross margin                                                            66,096         46,889

Selling, general and administrative expenses                              27,177         23,804
Research and technology expenses                                           5,183          3,802
Business acquisition and consolidation expenses                                -          2,899
------------------------------------------------------------------------------------------------

Operating income                                                          33,736         16,384
Interest expense                                                           6,967          5,688
------------------------------------------------------------------------------------------------

Income before income taxes                                                26,769         10,696
Provision for income taxes                                                 9,699          2,470
------------------------------------------------------------------------------------------------

  Net income                                                           $  17,070       $  8,226
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Net income per share:
  Basic                                                                $    0.46       $   0.22
  Diluted                                                                   0.40           0.22
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Weighted average shares:
  Basic                                                                   36,845         36,582
  Diluted                                                                 46,346         37,223
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                UNAUDITED
                                                                 -------------------------------
                                                                           QUARTER ENDED MARCH 31,
(IN THOUSANDS)                                                             1998           1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 17,070       $  8,226
  Reconciliation to net cash provided (used) by operations:
       Depreciation and amortization                                      10,008          8,433
       Deferred income taxes                                              (3,720)        (1,900)
       Business acquisition and consolidation payments                    (1,783)        (3,914)
       Accrued business acquisition and consolidation expenses                 -          2,899
       Working capital changes and other                                 (26,676)       (40,042)
------------------------------------------------------------------------------------------------
  Net cash used by operating activities                                   (5,101)       (26,298)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (11,546)        (6,877)
  Proceeds from sale of an interest in a joint venture                         -          5,000
  Other                                                                     (750)             -
------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                  (12,296)        (1,877)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the revolving credit facility and short-term debt, net    10,114         17,019
  Proceeds (repayments) from long-term debt                                 (505)         2,046
  Activity under stock plans                                               1,375          1,132
------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                               10,984         20,197
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                 553            434
------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (5,860)        (7,544)
Cash and cash equivalents at beginning of year                             9,033          7,975
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  3,173       $    431
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 1998, and the results of operations and cash flows for the quarters ended March 31, 1998 and 1997. The condensed consolidated balance sheet of the Company as of December 31, 1997 was derived from the audited 1997 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1998 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


NOTE 2 -- INVENTORIES

     Inventories as of March 31, 1998 and December 31, 1997 were:

--------------------------------------------------------------------------------
                                                    3/31/98        12/31/97
--------------------------------------------------------------------------------
Raw materials                                      $ 97,733       $ 90,429
Work in progress                                     51,573         47,953
Finished goods                                       28,272         26,939
--------------------------------------------------------------------------------
Total inventories                                  $177,578       $165,321
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 3 -- INVESTMENTS IN JOINT VENTURES

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

NOTE 4 -- ACCRUED BUSINESS CONSOLIDATION COSTS

     In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation program was also intended to eliminate excess manufacturing capacity and redundant administrative functions.

   As of March 31, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will not be completed until the end of 1998. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54,700. The Company continues to expect that it will not incur any significant additional expenses in relation to this program. As of March 31, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were as follows:

-------------------------------------------------------------------------------
                                  EMPLOYEE     FACILITY
                                  SEVERANCE    CLOSURE &
                                     AND       EQUIPMENT
                                  RELOCATION   RELOCATION   OTHER       TOTAL
-------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1997   $  9,655      $ 2,010    $   508    $ 12,173
Cash expenditures                     (305)        (970)      (508)     (1,783)
Non-cash usage                         -            (55)       -           (55)
-------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1998      $  9,350        $ 985        -      $ 10,335
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 5 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES


     Notes payable, capital lease obligations and indebtedness to related parties as of March 31, 1998 and December 31, 1997 were:


-----------------------------------------------------------------------------------------------
                                                                      3/31/98       12/31/97
-----------------------------------------------------------------------------------------------
Revolving credit facility                                           $ 167,853      $ 158,267
European credit and overdraft facilities                               14,187         13,909
Convertible subordinated notes, due 2003                              114,450        114,450
Convertible subordinated debentures, due 2011                          25,625         25,625
Various notes payable                                                     547            680
-----------------------------------------------------------------------------------------------
Total notes payable                                                   322,662        312,931
Capital lease obligations                                               5,429          5,473
Senior subordinated notes payable,
   net of unamortized discount of $2,125 and $2,233
   as of March 31, 1998 and December 31, 1997, respectively            35,349         34,967
-----------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to related parties                                  $ 363,440      $ 353,371
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                                      3/31/98       12/31/97
-----------------------------------------------------------------------------------------------
Notes payable and current maturities of long-term liabilities       $  13,217      $  13,858
Long-term notes payable and capital lease obligations,
    less current maturities                                           314,874        304,546
Indebtedness to related parties                                        35,349         34,967
-----------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
    indebtedness to related parties                                 $ 363,440      $ 353,371
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


REVOLVING CREDIT FACILITY

     The Company's Revolving Credit Facility, which was amended and restated on March 5, 1998, provides for borrowing capacity of up to $355,000. Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Revolving Credit Facility is computed at an annual rate ranging from approximately 0.3 to 1.1% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility is subject to a commitment fee ranging from approximately 0.2 to 0.4% per annum of the total facility.

     The Revolving Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions, and is generally prohibited from paying dividends or redeeming capital stock. The Revolving Credit Facility expires in March 2003.

     Prior to the amendment and restatement, the Revolving Credit Facility provided up to $254,600 of borrowing capacity. Interest on outstanding borrowings was computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility was subject to a commitment fee of approximately 0.2% per annum on the outstanding face amount of letters of credit and was subject to various financial covenants and restrictions. The Revolving Credit Facility would have expired February 1999.

     As of March 31, 1998, letters of credit with an aggregate face amount of $3,700 were outstanding under the Revolving Credit Facility.


NOTE  6 -- PROVISION FOR INCOME TAXES

   The income tax provision is determined by the Company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the Company by country may vary, which could result in changes in the effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year. The 1997 first quarter results benefited from using loss carryforwards to offset U.S. federal income taxes. The Company had previously provided a valuation reserve against its U.S. deferred tax assets, which was subsequently reversed in the third quarter of 1997.

NOTE 7 -- EARNINGS PER SHARE

      Computations of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997, are as follows:

--------------------------------------------------------------------------------
                                                             1998          1997
--------------------------------------------------------------------------------
Basic earnings per share:
Net income                                               $ 17,070      $  8,226
--------------------------------------------------------------------------------
Weighted average common shares outstanding                 36,845        36,582
--------------------------------------------------------------------------------
Basic earnings per share                                 $   0.46      $   0.22
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Diluted earnings per share:
Net income                                               $ 17,070      $  8,226
Effect of dilutive securities -
   Senior Subordinated Notes, due 2003                      1,264             -
   Senior Subordinated Debentures, due 2011                   283             -

--------------------------------------------------------------------------------
Adjusted net income from continuing operations           $ 18,617      $  8,226
--------------------------------------------------------------------------------

Weighted average common shares outstanding                 36,845        36,582
Effect of dilutive securities -
   Stock options                                            1,428           641
   Senior Subordinated Notes, due 2003                      7,239             -
   Senior Subordinated Debentures, due 2011                   834             -
--------------------------------------------------------------------------------
Adjusted weighted average common shares outstanding        46,346        37,223
--------------------------------------------------------------------------------
Diluted earnings per share                               $   0.40      $   0.22
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, were excluded from the 1997 computation of diluted earnings per share, as they were antidilutive. Substantially all of the Company's stock options were included in the calculation of diluted earnings per share for the quarters ended March 31, 1998 and 1997.


NOTE 8 -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income may for example, consist of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments classified as available-for-sale.


     The Company's total comprehensive income was as follows:


--------------------------------------------------------------------------------
                                                         QUARTER ENDED MARCH 31,
                                                           1998          1997
--------------------------------------------------------------------------------
Net income                                               $ 17,070      $  8,226
Currency translation adjustment, net of income taxes       (1,573)       (5,329)
--------------------------------------------------------------------------------
Total comprehensive income                               $ 15,497      $  2,897
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

--------------------------------------------------------------------------------

                                            QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)         1998          1997         change
--------------------------------------------------------------------------------
Sales                                       $256.7        $214.0        20%
Gross margin %                               25.7%         21.9%       3.8 PTS
Adjusted operating income % (a)              13.1%          9.0%       4.1 PTS
Adjusted EBITDA (b)                         $ 43.7        $ 27.7        58%
Net income                                  $ 17.1        $  8.2       108%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Diluted earnings per share                  $ 0.40        $ 0.22        82%
Pro forma diluted earnings per share (c)    $ 0.40        $ 0.22        82%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(a) Excludes business acquisition and consolidation expenses incurred in 1997

(b) Excludes business acquisition and consolidation expenses incurred in 1997, and interest, taxes, depreciation and amortization

(c) Excludes business acquisition and consolidation expenses incurred in 1997, and assumes a US tax provision of 36% on a pro forma basis. Diluted and pro forma earnings per share for 1997 are equal by coincidence


     The Company continues to benefit from a strong commercial aerospace market, advances in manufacturing productivity, improvements from its business consolidation program and the capacity expansion of its Fibers business.


     The Company has now achieved - more than one year ahead of schedule - the medium term financial goals established a little over a year ago. The goals which were to be achieved in 1999, were: gross margin and operating income equal to 25% and 13% of sales, respectively, and return on net assets (operating income divided by capital employed, "RONA") of 20%. At the time when those goals were established, gross margins and operating income were 20.5% and 6.7% of net sales, respectively, and RONA was 11%. The results for the first quarter of 1998 included gross margin and operating income equal to 25.7% and 13.1% of net sales, respectively, and RONA of nearly 23%.


RESULTS OF OPERATIONS


    NET SALES:   The following table summarizes net sales to third-party
customers by product group and market segment for the quarters ended March 31, 1998 and 1997:


------------------------------------------------------------------------------------------------------
                                   COMMERCIAL       SPACE &                   GENERAL
(IN MILLIONS)                      AEROSPACE        DEFENSE    RECREATION    INDUSTRIAL        TOTAL
------------------------------------------------------------------------------------------------------
FIRST QUARTER 1998 NET SALES
  Fibers and Fabrics                  $   5.7       $   6.3       $   8.2       $  22.7       $  42.9
  Composite Materials                   118.1          18.6          10.4          14.7         161.8
  Engineered Products                    48.4           2.8             -           0.8          52.0
------------------------------------------------------------------------------------------------------
    Total                             $ 172.2       $  27.7       $  18.6       $  38.2       $ 256.7
                                          67%           11%            7%           15%          100%
------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------
FIRST QUARTER 1997 NET SALES
  Fibers and Fabrics                  $   8.8       $   3.3       $   1.5       $  29.8       $  43.4
  Composite Materials                    91.6          12.3          15.0          14.1         133.0
  Engineered Products                    33.2           3.0             -           1.4          37.6
------------------------------------------------------------------------------------------------------
    Total                             $ 133.6       $  18.6       $  16.5       $  45.3       $ 214.0
                                          62%            9%            8%           21%          100%
------------------------------------------------------------------------------------------------------


     Net sales for the first quarter of 1998 increased by 20% to $256.7 million, from $214.0 million for the first quarter of 1997. The sales growth was primarily due to strong sales of composite products to the commercial aerospace and space and defense markets in both the U.S. and Europe, as well as sales of engineered products. The increase was partially offset by the translation effects of a strengthening U.S. dollar on European revenues. On a constant currency basis, first quarter 1998 sales would have been about $7 million higher, a 23% increase over the first quarter of 1997.


     Commercial aerospace sales increased to $172.2 million for the first quarter of 1998, from $133.6 million for the first quarter of 1997, an increase of 29%. Approximately 46% of Hexcel's 1997 net sales were to The Boeing Company ("Boeing"), Airbus Industrie ("Airbus"), and related subcontractors. Based on announcements made earlier in the year, total estimated Boeing (7-series) and Airbus production for 1998 is expected to be approximately 56% and 30%, respectively, greater than that of 1997. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. The Company sells material on every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing 777.


     Space and defense net sales for the first quarter of 1998 increased 49% to $27.7 million, from $18.6 million for the first quarter of 1997. The increase reflects improved sales of both fibers and composite materials to select military programs as well as the acquisition of a satellite business from Fiberite, Inc., on September 30, 1997.


     Recreation net sales remained relatively stable for the first quarter 1998
as compared to the first quarter of 1997.   The 16% decrease in general
industrial net sales was largely due to the shift in emphasis of production to the commercial aerospace and space and defense markets as a result of the increased demand.


     Hexcel believes that the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, is currently insufficient to satisfy worldwide demand. The Company estimates it has production capacity and sufficient supplier commitments to purchase carbon fiber to meet its estimated 1998 and 1999 aerospace customer requirements. In early 1997, carbon fiber manufacturers, including the Company, announced plans to increase carbon fiber production capacity. During 1997, the Company substantially completed a carbon fiber capacity expansion program, with significant new capacity available for production by the end of 1998. The expansion program, which cost approximately $16 million, has increased the Company's capacity by 50%. However, should customer demand grow faster than expected or the mix or timing of customer requirements change, or if planned capacity additions are delayed, the Company may not be able to satisfy all of its customers' requirements.

     BACKLOG: The following tables summarize the backlog of orders to be delivered within twelve months, by product group as of March 31, 1998, December 31, 1997 and March 31, 1997:


---------------------------------------------------------------------
                                          RECREATION &
(IN MILLIONS)                AEROSPACE 1   INDUSTRIAL         TOTAL
---------------------------------------------------------------------
AS OF MARCH 31, 1998
  fibers and fabrics             $  30.4       $  28.5       $  58.9
  composite materials              294.5          23.5         318.0
  engineered products              168.5           0.5         169.0
---------------------------------------------------------------------
    total                        $ 493.4       $  52.5       $ 545.9
---------------------------------------------------------------------
AS OF DECEMBER 31, 1997
  fibers and fabrics             $  33.3       $  24.4       $  57.7
  composite materials              273.2          19.1         292.3
  engineered products              170.0             -         170.0
---------------------------------------------------------------------
    total                        $ 476.5       $  43.5       $ 520.0
---------------------------------------------------------------------
AS OF MARCH 31, 1997
  fibers and fabrics             $  24.5       $  36.2       $  60.7
  composite materials              234.1          33.4         267.5
  engineered products              120.6           0.8         121.4
---------------------------------------------------------------------
    total                        $ 379.2       $  70.4       $ 449.6
---------------------------------------------------------------------


1  Includes both commercial aerospace and space and defense markets

     Backlog for aerospace materials was $493.4 million as of March 31, 1998, a 4% increase over backlog as of December 31, 1997 and a 30% increase over backlog as of March 31, 1997. The increase in backlog is the result of the company continuing to benefit from a strong commercial aerospace market. The Company continues to closely watch the economic situation in Asia, along with overall aircraft orders and production trends, to monitor future growth.

     Backlog for the recreation and industrial markets increased 21% to $52.5 million as of March 31, 1998 from $43.5 million as of December 31, 1997. The backlog was 25% lower than backlog as of March 31, 1997, which is primarily attributable to a decrease in orders from European rail and energy customers. Customers in the recreational and industrial markets in general, operate with little advance purchasing and thus, backlog is subject to certain fluctuations. The backlog over the next twelve months is therefore, not necessarily a meaningful indicator of future sales.

     GROSS MARGIN: Gross margin for the first quarter of 1998 was $66.1 million, or 25.7% of net sales, compared with $46.9 million, or 21.9% of net sales, for the first quarter of 1997. The improvement over the first quarter of 1997 reflects higher sales volume, continued advances in manufacturing productivity, the benefits from the Company's business consolidation program and the capacity expansion of its fibers business. Most of the benefits from the business consolidation program are now in effect, thus the remaining benefits are not expected to significantly enhance the Company's gross margin. Improvements in gross margin for the rest of the year are primarily dependent upon sales volume and mix, manufacturing efficiencies to be gained under the company's new "Lean Enterprise" initiatives, and to a lesser extent, the successful completion of the business consolidation program.

     OPERATING INCOME: Operating income was $33.7 million in the first quarter of 1998, or 13.1% of net sales, compared with $16.4 million in the first quarter of 1997 or 7.7% of net sales. The aggregate increase in operating income reflects the higher sales volume, improved gross margins and a $2.9 million decrease in business acquisition and consolidation expenses over the first quarter 1997. Offsetting the latter, are increases in selling, general and administrative ("SG&A") and research and technology ("R&T") expenses. SG&A expenses were $27.2 million, or 10.6% of net sales for the first quarter of 1998 compared with $23.8 million, or 11.1% of net sales for the first quarter of 1997. The increase in SG&A expenses primarily reflects higher sales levels.
R&T expenses were $5.2 million, or 2.0% of net sales for the first quarter of 1998 compared with $3.8 million, or 1.8% of net sales for the first quarter of 1997.

     PROVISION FOR INCOME TAXES: The effective income tax rate for the first quarter of 1998 was 36%, compared with 23% for the first quarter of 1997. The 1997 first quarter results benefited from using loss carryforwards to offset U.S. federal income taxes. The Company had previously provided a reserve for its U.S. deferred tax assets, which was subsequently reversed in the third quarter of 1997. Going forward, the Company expects that its effective U.S. income tax rate will approximate the statutory rate.

    The income tax provision is determined by the Company's level of profitability in each jurisdiction in which it is subject to tax. The level of profitability of the Company by country may vary, which could result in changes in the effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

     NET INCOME AND NET INCOME PER SHARE: Net income for the first quarter of 1998 was $17.1 million, or $0.40 per diluted share, compared with net income for the first quarter of 1997 of $8.2 million, or $0.22 per diluted share.
Excluding business acquisition and consolidation expenses of $2.9 million and assuming an income tax rate of 36% on u.s. pretax income, first quarter 1997 pro forma earnings would have been $0.22 per diluted share, compared with $0.40 per diluted share for the first quarter of 1998.

     There were 46.3 million weighted-average shares outstanding during the first quarter of 1998, versus 37.2 million during the first quarter of 1997. The quarter-over-quarter increase in the number of weighted average shares is primarily attributable to the inclusion of 8.1 million of potential common shares relating to the $114.5 million convertible subordinated notes, due 2003 and the $25.6 million convertible subordinated debentures, due 2011, which were antidilutive in the 1997 period. Refer to note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.


FINANCIAL CONDITION AND LIQUIDITY

REVOLVING CREDIT FACILITY

     On March 5, 1998, the Company amended and restated its Revolving Credit Facility (the "Amended Facility"). The Amended Facility provides for approximately $100 million in increased borrowing capacity to $355 million, an extension of the expiration date by four years to March 2003 and more flexibility as to the use of the borrowings than the Company's prior facility. The Company continues to be subject to various financial covenants and restrictions, and is generally prohibited from paying dividends or redeeming capital stock.

     The Company expects that the financial resources of Hexcel, including the Amended Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Further discussion of the Company's financial resources is contained in Note 5 to the accompanying condensed consolidated financial statements.


EBITDA AND CASH FLOWS

     FIRST QUARTER, 1998: Adjusted EBITDA was $43.7 million. Net cash used for operating activities was $5.1 million, as increased working capital of $26.7 million and restructuring payments of $1.8 million more than offset $17.1 of net income and $6.3 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflects higher levels of accounts receivable and inventory, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations paid in 1998 for capital projects and employee incentive and benefit programs incurred during 1997. The Company anticipates a decline in its working capital levels in the second half of the year.

     Net cash used for investing activities was $12.3 million, primarily reflecting $11.5 million of capital expenditures. Net cash provided from financing activities, which primarily included borrowings under the Revolving Credit Facility, totaled $11.0 million.

     FIRST QUARTER, 1997: Adjusted EBITDA was $27.7 million. Net cash used by operating activities was $26.3 million, as $40.0 million of increased working capital attributable to higher sales volumes more than offset $8.2 million of net income and $6.5 million of non-cash depreciation and amortization and deferred income taxes. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from seasonally high year-end levels.

   Net cash used for investing activities was $1.9 million, reflecting $6.9 million of capital expenditures partially offset by the receipt of $5.0 million in connection with the sale of a 50% equity interest in a joint venture. Net cash provided from financing activities, including borrowings under the Revolving Credit Facility, totaled $20.2 million.

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

CAPITAL EXPENDITURES

     Capital expenditures totaled $11.5 million for the first three months of 1998 compared to $6.9 million in the first three months of 1997. The increase primarily reflects expenditures on new manufacturing equipment necessary to both improve manufacturing processes and expand production capacity for select product lines that are in high demand.

BUSINESS CONSOLIDATION

     In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation program was also intended to eliminate excess manufacturing capacity and redundant administrative functions.

     As of March 31, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54.7 million. The Company continues to expect to not incur any significant additional expenses in relation to this program. As of March 31, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were $10.3 million.

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


YEAR 2000

     The Company is currently engaged in a comprehensive review to evaluate and implement its plan to resolve the Year 2000 issue in both existing software and other systems with embedded microprocessors The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     The Company presently believes that, with modifications to existing software and other systems with embedded microprocessors and conversion to new software and other systems, the Year 2000 issue will not pose significant operational problems for the Company's computer and other systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, or the Company's customers and suppliers do not successfully address their Year 2000 issues, the Year 2000 issue may have a material impact on the operations of the Company. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose software related costs would be recorded as assets and amortized. The total cost associated with the required modifications and conversions is not known at this time, however, it is not expected to be material to the Company's financial position and is being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use".   This SOP provides guidance
on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements that are not of historical fact, constitute "forward-looking statements" and accordingly, involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

                             PART II.  OTHER INFORMATION

                         HEXCEL CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Report on Form 8-K

       (a)     Exhibits:
               4.1 Second Supplemental Indenture dated as of March 5, 1998 between Hexcel and First Trust of California, N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, N.A., as trustee (Incorporated by reference to Exhibit 4.2(b) to Hexcel's Annual Report on Form 10-K for the year ended December 31, 1997).

               10.1 Amended and Restated Credit Agreement dated as of March 5,
                    1998 among Hexcel and certain subsidiaries as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (Incorporated by reference to Exhibit 10.4(d) to Hexcel's Annual Report on Form 10-K for the year ended December 31, 1997).

               10.2 Form of Performance Accelerated Restricted Stock Unit
                    Agreement (1998).

               27.  Financial Data Schedule.


       (b)     Report:

               None.

                                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


     HEXCEL CORPORATION
     (Registrant)


       May 6, 1998                           /s/ Wayne C. Pensky
     ---------------                      ---------------------------
          (Date)                                Wayne C. Pensky,
                                           Corporate Controller and
                                           Chief Accounting Officer