Form 10-Q
period 1998-06-30
HEXCEL CORP /DE/
filed 1998-08-12
CIK 717605

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549

                              ------------------------

                                     FORM 10-Q

               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended June 30, 1998

                                         or

           / / Transition Report Pursuant to Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

                  For the transition period from  ______ to ______


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
Yes    X         No
     -----           -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 7, 1998
          -----                                    -----------------------------
      COMMON STOCK                                       36,981,623


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HEXCEL CORPORATION AND SUBSIDIARIES


                                       INDEX

                                                                       PAGE
PART I.    FINANCIAL INFORMATION

           -    Condensed Consolidated Balance Sheets --
                June 30, 1998 and December 31, 1997                     3

           -    Condensed Consolidated Statements of
                Operations -- The Quarter and Year-to-Date Periods
                Ended June 30, 1998 and 1997                            4

           -    Condensed Consolidated Statements of
                Cash Flows -- The Year-to-Date Periods
                Ended June 30, 1998 and 1997                            5

           -    Notes to Condensed Consolidated
                Financial Statements                                    6

           -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations          11


PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                            21

           Item 5.  Other Matters                                      21

           Item 6.  Exhibits and Reports on Form 8-K                   21


SIGNATURE                                                              23

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                      -----------------------------------
                                                                             JUNE 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                            1998           1997
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $   6,969      $   9,033
  Accounts receivable                                                         197,388        181,192
  Inventories                                                                 183,257        165,321
  Prepaid expenses and other assets                                             7,172          6,665
  Deferred tax asset                                                           16,451         24,839
---------------------------------------------------------------------------------------------------------
  Total current assets                                                        411,237        387,050
---------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                 514,694        488,916
Less accumulated depreciation                                                (173,905)      (157,439)
---------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                          340,789        331,477
Intangibles and other assets                                                   92,587         93,059
---------------------------------------------------------------------------------------------------------

Total assets                                                                $ 844,613      $ 811,586
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities             $  16,055      $  13,858
  Accounts payable                                                             70,225         70,011
  Accrued liabilities                                                          95,291        102,487
---------------------------------------------------------------------------------------------------------
  Total current liabilities                                                   181,571        186,356
---------------------------------------------------------------------------------------------------------

Long-term notes payable and capital lease obligations                         301,819        304,546
Indebtedness to related parties                                                35,459         34,967
Other non-current liabilities                                                  36,759         35,816
---------------------------------------------------------------------------------------------------------
Total liabilities                                                             555,608        561,685
---------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
    no shares issued or outstanding in 1998 and 1997                                -              -
Common stock, $0.01 par value, 100,000 shares authorized,
    shares issued and outstanding of 36,913 in 1998 and 36,856 in 1997            369            369
Additional paid-in capital                                                    268,549        266,177
Retained earnings (accumulated deficit)                                        21,507        (15,541)
Cumulative currency translation adjustment                                     (1,420)        (1,104)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    289,005        249,901
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 844,613      $ 811,586
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                     --------------------------------------------------------------
                                                         QUARTER ENDED JUNE 30,       YEAR-TO-DATE ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------

Net sales                                                $273,537       $241,629       $530,278       $455,638
Cost of sales                                             202,316        183,811        392,961        350,931
-------------------------------------------------------------------------------------------------------------------
  Gross margin                                             71,221         57,818        137,317        104,707
Selling, general and administrative expenses               27,182         25,590         54,359         49,394
Research and technology expenses                            5,883          4,894         11,066          8,696
Business acquisition and consolidation expenses                 -          2,818              -          5,717
-------------------------------------------------------------------------------------------------------------------
Operating income                                           38,156         24,516         71,892         40,900
Interest expense                                            6,744          5,829         13,711         11,517
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 31,412         18,687         58,181         29,383
Provision for income taxes                                 11,434          3,552         21,133          6,022
-------------------------------------------------------------------------------------------------------------------
  Net income                                             $ 19,978       $ 15,135       $ 37,048       $ 23,361
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                  $   0.54       $   0.41       $   1.00       $   0.64
  Diluted                                                    0.46           0.38           0.86           0.60

Weighted average shares:
  Basic                                                    36,885         36,729         36,867         36,672
  Diluted                                                  46,478         45,153         46,419         45,164
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                              UNAUDITED
                                                                                ----------------------------------
                                                                                     YEAR-TO-DATE ENDED JUNE 30,
(IN THOUSANDS)                                                                           1998           1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $ 37,048       $ 23,361
  Reconciliation to net cash provided (used) by operations:
       Depreciation and amortization                                                     19,848         18,399
       Deferred income taxes                                                              7,276         (1,949)
       Business acquisition and consolidation payments                                   (3,147)       ( 9,641)
       Accrued business acquisition and consolidation expenses                                -          5,717
       Working capital changes and other                                                (38,207)       (66,691)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                       22,818        (30,804)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                  (27,391)       (18,090)
  Proceeds from sale of an interest in a joint venture                                        -          5,000
  Other                                                                                    (750)        (1,250)
-------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                                 (28,141)       (14,340)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) from the revolving credit facility and short-term debt, net      (2,468)        30,196
  Proceeds from long-term debt, net                                                       2,439          5,631
  Activity under stock plans                                                              2,372          3,044
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                               2,343         38,871
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                916          1,643
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                (2,064)        (4,630)
Cash and cash equivalents at beginning of year                                            9,033          7,975
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $  6,969       $  3,345
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 1998, and the results of operations for the quarters and year-to-date periods ended June 30, 1998 and 1997, and the cash flows for the year-to-date periods ended June 30, 1998 and 1997. The condensed consolidated balance sheet of the Company as of December 31, 1997 was derived from the audited 1997 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1998 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


NOTE 2 -- PROPOSED BUSINESS ACQUISITION

     On July 25, 1998, the Company entered into an agreement to acquire certain of the assets and operating liabilities of Clark-Schwebel, Inc. ("C-S") in exchange for $453,000 in cash. The seller, Stamford CS Acquisition Corp., will retain property, plant and equipment, valued at $60,000, that will be leased to the Company pursuant to a 10 year capital lease (such leased properties, together with the acquired assets and operating liabilities, constitute the "C-S Business"). Hexcel will have an option to acquire the leased properties at a predetermined price.

     C-S is engaged in the manufacturing and sale of high-quality fiber glass fabrics, which are used in printed circuit boards found in electronic products, including computers, cellular telephones, televisions, automobiles and home appliances. C-S also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, ballistics and reinforcements for composite materials. The C-S Business operates four manufacturing facilities in the southeastern U.S. and has approximately 1,300 full time employees. In addition, the C-S Business has significant equity ownership positions in three joint ventures:

     - a 43.6% share in CS-Interglas AG, headquartered in Germany, together with a fixed-price option to increase its interest in CS-Interglas AG to about 84%;
     - a 43.3% share in Asahi-Schwebel Co., Ltd., headquartered in Japan, which in turn has its own joint venture with Allied Signal in Taiwan; and
     - a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the U.S.

     CS-Interglas and Asahi-Schwebel are fiber glass fabric producers serving the European and Asian electronics and telecommunications industries. In addition, CS-Interglas and Asahi-Schwebel have announced plans to build and operate a jointly owned facility in the Philippines to serve the printed circuit board laminating market in Southeast Asia. Clark-Schwebel Tech-Fab manufactures non-woven materials for roofing, construction and other speciality applications.

     Annual 1997 sales of the C-S Business were approximately $240,000, excluding sales from the joint ventures which were accounted for under the equity method. The joint ventures had combined 1997 sales of approximately $328,000.

     In connection with the proposed acquisition of the C-S Business, the Company has entered into a commitment letter for a new credit facility which will provide borrowing capacity of up to $925,000. Borrowings under this new facility are expected to be used to fund the purchase of the C-S Business, including the exercise of the CS-Interglas option, to refinance the Company's existing revolving credit facility, and to provide for ongoing working capital and other financing requirements of the Company.

     The proposed acquisition of the C-S Business, which will be accounted for using the purchase method, is expected to be completed by the end of the third quarter of 1998, subject to certain conditions, including antitrust and other regulatory clearances.

NOTE 3 -- INVENTORIES

     Inventories as of June 30, 1998 and December 31, 1997 were:

---------------------------------------------------------------------------------------------------------
                                                                           6/30/98          12/31/97
---------------------------------------------------------------------------------------------------------
 Raw materials                                                            $102,008          $ 90,429
 Work in progress                                                           49,855            47,953
 Finished goods                                                             31,394            26,939
---------------------------------------------------------------------------------------------------------
 Total inventories                                                        $183,257          $165,321
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

     Notes payable, capital lease obligations and indebtedness to related parties as of June 30, 1998 and December 31, 1997 were:

---------------------------------------------------------------------------------------------------------
                                                                              6/30/98       12/31/97
---------------------------------------------------------------------------------------------------------
Revolving credit facility                                                    $154,939       $158,267
European credit and overdraft facilities                                       16,910         13,909
Convertible subordinated notes, due 2003                                      114,450        114,450
Convertible subordinated debentures, due 2011                                  25,625         25,625
Various notes payable                                                             547            680
---------------------------------------------------------------------------------------------------------
Total notes payable                                                           312,471        312,931
Capital lease obligations                                                       5,403          5,473
Senior subordinated notes payable to various wholly-owned
  subsidiaries of Ciba Specialty Chemicals Corp., who beneficially owns 48.8% of the Company's outstanding stock, net of unamortized discount of $2,017 and $2,233 as of June 30, 1998 and December 31,
  1997, respectively                                                           35,459         34,967
---------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                                            $353,333       $353,371
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities                $ 16,055       $ 13,858
Long-term notes payable and capital lease obligations,
  less current maturities                                                     301,819        304,546
Indebtedness to related parties                                                35,459         34,967
---------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                                            $353,333       $353,371
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

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

     In connection with the proposed acquisition of the C-S Business (see
Note 2), Hexcel has entered into a commitment letter for a new credit facility which will provide borrowing capacity of up to $925,000. Borrowings under this new facility are expected to be used to fund the purchase of the C-S Business, including the exercise of the CS-Interglas option, to refinance the Company's existing Revolving Credit Facility, and to provide for ongoing working capital and other financing requirements of the Company.

     Prior to the March 5, 1998 amendment and restatement, the Revolving Credit Facility provided up to $254,600 of borrowing capacity. Interest on outstanding borrowings was computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Revolving Credit Facility was subject to a commitment fee of approximately 0.2% per annum on the outstanding face amount of letters of credit and was subject to various financial covenants and restrictions. The Revolving Credit Facility, prior to the amendment and restatement, would have expired February 1999.


NOTE 5 -- BUSINESS ACQUISITION AND CONSOLIDATION EXPENSES

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

     As of June 30, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54,700. The Company anticipates no significant additional expenses in relation to this program. As of December 31, 1997 and June 30, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were approximately $12,000 and $9,000, respectively.

     This business consolidation program does not include any activities that may result from the Company's proposed acquisition of the C-S Business.

NOTE 6 -- PROVISION FOR INCOME TAXES

     The effective income tax rate for the year-to-date periods ended June 30, 1998 and 1997 was 36% and 20%, respectively. The 1997 results benefited from using loss carryforwards to offset U.S. federal income taxes. The Company had previously provided a reserve for its U.S. deferred tax assets, thus the tax benefit for using loss carryforwards was recorded when realized. The reserve for U.S. deferred tax assets was subsequently reversed in the third quarter of 1997.


NOTE 7 -- EARNINGS PER SHARE

     Computations of basic and diluted earnings per share are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                         QUARTER ENDED JUNE 30,      YEAR-TO-DATE ENDED JUNE 30,
                                                           1998         1997            1998           1997
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
Net income                                                $19,978      $15,135        $37,048        $23,361
Weighted average common shares outstanding                 36,885       36,729         36,867         36,672
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.54      $  0.41        $  1.00        $  0.64
-------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Net income                                                $19,978      $15,135        $37,048        $23,361
Effect of dilutive securities -
  Senior Subordinated Notes, due 2003                       1,272        1,998          2,544          3,952
  Senior Subordinated Debentures, due 2011                    278            -            556              -
-------------------------------------------------------------------------------------------------------------------
  Adjusted net income                                     $21,528      $17,133        $40,148        $27,313
-------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                 36,885       36,729         36,867         36,672
Effect of dilutive securities -
  Stock options                                             1,520        1,183          1,479          1,251
  Senior Subordinated Notes, due 2003                       7,239        7,241          7,239          7,241
  Senior Subordinated Debentures, due 2011                    834            -            834              -
-------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares outstanding        46,478       45,153         46,419         45,164
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.46      $  0.38        $  0.86        $  0.60
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     The Convertible Subordinated Debentures, due 2011, were excluded from the 1997 computations of diluted earnings per share, as they were antidilutive. Substantially all of the Company's stock options were included in the calculations of diluted earnings per share.


NOTE 8 -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income may for example, consist of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments classified as available-for-sale.

     The Company's total comprehensive income was as follows:

---------------------------------------------------------------------------------------------------------
                                                    QUARTER ENDED JUNE 30,    YEAR-TO-DATE ENDED JUNE 30,
                                                      1998         1997           1998          1997
---------------------------------------------------------------------------------------------------------
Net income                                          $19,978        $15,135      $37,048        $23,361
Currency translation adjustment                       1,257         (2,997)        (316)        (8,326)
---------------------------------------------------------------------------------------------------------
Total comprehensive income                          $21,235        $12,138      $36,732        $15,035
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW AND OUTLOOK

--------------------------------------------------------------------------------------------------------------
                                                      QUARTER ENDED JUNE 30,      YEAR-TO-DATE ENDED JUNE 30,
(In millions, except per share data)                   1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------
Sales                                                 $273.5         $241.6         $530.3         $455.6
Gross margin %                                         26.0%          23.9%          25.9%          23.0%
Adjusted operating income % (a)                        13.9%          11.3%          13.6%          10.2%
Adjusted EBITDA (b)                                    $48.0          $37.3          $91.8          $65.0
Net income                                             $20.0          $15.1          $37.0          $23.4
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Diluted earnings per share                             $0.46          $0.38          $0.86          $0.60
Pro forma diluted earnings per share (c)               $0.46          $0.33          $0.86          $0.56
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

(a)  Excludes business acquisition and consolidation expenses incurred in 1997
(b) Excludes business acquisition and consolidation expenses incurred in 1997, and interest, taxes, depreciation and amortization
(c) Excludes business acquisition and consolidation expenses incurred in 1997, and assumes a US tax provision of 36% on a pro forma basis

     Sales, operating income and EBITDA all reached record levels in the second quarter of 1998 as the Company continued to benefit from a strong commercial aerospace market, advances in manufacturing productivity, improvements from its business consolidation program and the capacity expansion of its Fibers business. Gross margin percentage increased for the seventh consecutive quarter and reached a record 26.0%, which led to operating income of 13.9% of sales, and return on net assets (operating income divided by capital employed, "RONA") for the second quarter of 1998 of 24.7%.

     Looking forward, as commercial aerospace delivery rates begin to flatten, the Company expects that sales to The Boeing Company ("Boeing"), Airbus Industrie ("Airbus"), and their subcontractors may start leveling off at or near current rates. With the leveling off in demand, the Company must meet the added challenge of its customers' need for lower cost products, which will allow them to reduce the total cost of the airplanes they produce. Further, the Company anticipates experiencing weaker than previously expected demand in the second half of the year for products from customers who produce commercial satellites, athletic shoes, golf club shafts and printed circuit board laminates. As a result, the Company is intensifying its efforts to reduce its cost structure and improve productivity. One of the primary drivers behind this effort will be "Lean Enterprise" initiatives, which are being progressively implemented in all of the Company's facilities. While the efforts of "Lean" activities are already showing benefits, it will take several years to achieve the full benefits at all locations.

PROPOSED BUSINESS ACQUISITION

     On July 25, 1998, the Company entered into an agreement to acquire certain of the assets and operating liabilities of Clark-Schwebel, Inc. ("C-S") in exchange for $453 million in cash. The seller, Stamford CS Acquisition Corp., will retain property, plant and equipment, valued at $60 million, that will be leased to the Company pursuant to a 10 year capital lease (such leased properties, together with the acquired assets and operating liabilities, constitute the "C-S Business"). Hexcel will have an option to acquire the leased properties at a predetermined price.

     C-S is engaged in the manufacturing and sale of high-quality fiber glass fabrics, which are used in printed circuit boards found in electronic products, including computers, cellular telephones, televisions, automobiles and home appliances. C-S also produces high performance specialty fabrics for use in insulation, filtration, wall and facade claddings, ballistics and reinforcements for composite materials. The C-S Business operates four manufacturing facilities in the southeastern U.S. and has approximately 1,300 full time employees. In addition, the C-S Business has significant equity ownership positions in three joint ventures:

     - a 43.6% share in CS-Interglas AG, headquartered in Germany, together with a fixed-price option to increase its interest in CS-Interglas AG to about 84%;
     - a 43.3% share in Asahi-Schwebel Co., Ltd., headquartered in Japan, which in turn has its own joint venture with Allied Signal in Taiwan; and
     - a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the U.S.

     CS-Interglas and Asahi-Schwebel are fiber glass fabric producers serving the European and Asia electronics and telecommunications industries. In addition, CS-Interglas and Asahi-Schwebel have announced plans to build and operate a jointly owned facility in the Philippines to serve the printed circuit board laminating market in Southeast Asia. Clark-Schwebel Tech-Fab manufactures non-woven materials for roofing, construction and other speciality applications.

     Annual 1997 sales of the C-S Business were approximately $240 million, excluding sales from the joint ventures which were accounted for under the equity method. The joint ventures had combined 1997 sales of approximately $328 million.

     This transaction is an important step towards achieving the Company's recently announced medium term objectives. The proposed acquisition of the C-S Business will add substantially to the Company's revenue base and contribute to achieving the Company's 2001 profitability goals. Most importantly, the proposed acquisition represents a platform for growth associated with the electronics and telecommunications industries that will compliment the Company's existing strong commercial aerospace and space and defense businesses. Specifically, the Company believes that the trend towards using more and higher quality electronic components in telecommunications, computers and many other applications makes this an attractive business segment for Hexcel. In addition, the transaction will diversify the Company's business base by increasing, on a pro-forma basis, sales to markets other than commercial aerospace to about 50% from about 35% of total sales.

In connection with the proposed acquisition of the C-S Business, the Company has entered into a commitment letter for a new credit facility which will provide borrowing capacity of up to $925 million. Borrowings under this new facility are expected to be used to fund the purchase of the C-S Business, including the exercise of the CS-Interglas fixed-price option, to refinance the Company's existing revolving credit facility, and to provide for ongoing working capital and other financing requirements of the Company.

     The proposed acquisition of the C-S Business, which will be accounted for using the purchase method, is expected to be completed by the end of the third quarter of 1998, subject to certain conditions, including antitrust and other regulatory clearances.

     The Company intends to continue to make strategic acquisitions and enter into alliances that will make it a stronger, more effective supplier to advanced materials customers throughout the world.

     Further discussion on the Company's second quarter 1998 results and the proposed acquisition of the C-S Business may be found in the Company's press releases dated July 20, 1998 and July 26, 1998, respectively, and in its Form 8-K filed on July 30, 1998.

RESULTS OF OPERATIONS

   NET SALES: The following table summarizes net sales to third-party customers by product group and market segment for the quarters ended June 30, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------
                                     COMMERCIAL        SPACE &                      GENERAL
(In millions)                        AEROSPACE        DEFENSE      RECREATION      INDUSTRIAL      TOTAL
--------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998 NET SALES
  Fibers and Fabrics                   $  7.0          $ 1.6          $ 5.9          $30.9         $ 45.4
  Composite Materials                   119.1           23.0           12.6           13.6          168.3
  Engineered Products                    57.5            2.3              -              -           59.8
--------------------------------------------------------------------------------------------------------------
    Total                              $183.6          $26.9          $18.5          $44.5         $273.5
                                          67%            10%             7%            16%           100%
--------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1997 NET SALES
  Fibers and Fabrics                   $  5.0          $ 2.7          $ 3.0          $33.0         $ 43.7
  Composite Materials                   101.1           18.0           17.4           18.5          155.0
  Engineered Products                    40.8            2.1              -              -           42.9
--------------------------------------------------------------------------------------------------------------
    Total                              $146.9          $22.8          $20.4          $51.5         $241.6
                                          61%             9%             8%            22%           100%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

     Net sales for the second quarter of 1998 increased by 13.2% to $273.5 million, from $241.6 million for the second quarter of 1997. The sales growth was primarily due to strong sales of composite products to the commercial aerospace and space and defense markets in both the U.S. and Europe, as well as sales of engineered products. The increase was partially offset by the translation effects of a strengthening U.S. dollar on European revenues. On a constant currency basis, second quarter 1998 sales would have been about $4 million higher than reported, a 14.7% increase over the second quarter of 1997.

     Commercial aerospace sales increased to $183.6 million for the second quarter of 1998, from $146.9 million for the second quarter of 1997, an increase of 25%. Approximately 46% of Hexcel's 1997 net sales were to Boeing, Airbus, and related subcontractors. The Company sells material on every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing
777. Industry forecasts indicate that Boeing (7-series) and Airbus deliveries over the next few years are commencing to level off from current record rates. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. As a result, the Company is expecting that sales in this segment will also start leveling off from today's record levels.

     Space and defense net sales for the second quarter of 1998 increased 18% to $26.9 million, from $22.8 million for the second quarter of 1997. The increase reflects improved sales of composite materials to select military programs as well as the Company's acquisition of Fiberite, Inc.'s satellite business on September 30, 1997.

     Recreation net sales declined modestly as compared to the second quarter of 1997, primarily due to reduced demand for products from customers who produce athletic shoes. The 14% decrease in general industrial net sales was largely due to the shift in emphasis of production to the commercial aerospace and space and defense markets as a result of the increased demand.

     Since early 1997, the availability of certain carbon fibers, an important raw material in manufacturing advanced structural materials, had been insufficient to satisfy worldwide demand. Also, in early 1997, carbon fiber manufacturers, including the Company, announced plans to increase carbon fiber production capacity. The Company was able, through its own production capacity as well as through purchases from suppliers, to meet its aerospace customers' carbon fibers requirements. In late 1997, the Company substantially completed a $16 million carbon fiber capacity expansion program which increased the Company's capacity by 50%. The Company now believes that there is sufficient capacity to satisfy worldwide demand for carbon fibers. However, due to the mix or timing of customer requirements and the time it may take to qualify alternative sources, the Company may not be able to satisfy all of its customers' requirements on all occasions.

     BACKLOG: The following tables summarize the backlog of orders to be delivered within twelve months, by product group as of June 30, 1998, December 31, 1997 and June 30, 1997:

--------------------------------------------------------------------------------
                                             RECREATION &
 (IN MILLIONS)                AEROSPACE(1)    INDUSTRIAL       TOTAL
--------------------------------------------------------------------------------
 AS OF JUNE 30, 1998
   Fibers and Fabrics            $25.5          $23.8          $49.3
   Composite Materials           263.1           21.2          284.3
   Engineered Products           168.3            0.6          168.9
--------------------------------------------------------------------------------
     Total                      $456.9          $45.6         $502.5
--------------------------------------------------------------------------------
 AS OF DECEMBER 31, 1997
   Fibers and Fabrics            $33.3          $24.4          $57.7
   Composite Materials           273.2           19.1          292.3
   Engineered Products           170.0              -          170.0
--------------------------------------------------------------------------------
     Total                      $476.5          $43.5         $520.0
--------------------------------------------------------------------------------
 AS OF JUNE 30, 1997
   Fibers and Fabrics            $20.5          $35.8          $56.3
   Composite Materials           256.7           33.6          290.3
   Engineered Products           150.4            0.5          150.9
--------------------------------------------------------------------------------
     Total                      $427.6          $69.9         $497.5
--------------------------------------------------------------------------------

(1)  Includes both commercial aerospace and space and defense markets

     Backlog for aerospace materials was $456.9 million as of June 30, 1998, a 4% decrease over backlog as of December 31, 1997 and a 7% increase over backlog as of June 30, 1997. The decrease in backlog from the December 31, 1997 balance reflects the practice of placing orders annually for a calendar year, the slowdown in commercial aerospace market growth and a continuing trend toward shorter lead times. The increase in backlog as compared to June 30, 1997 balances reflects a quarter-over-quarter growth in the commercial aerospace market. The Company continues to closely watch the economic situation in Asia, along with overall aircraft orders and production trends, to monitor future growth.

     Backlog for the recreation and industrial markets remained relatively stable as of June 30, 1998 at $45.6 million from $43.5 million as of December 31, 1997. The backlog was 35% lower than backlog as of June 30, 1997, which is primarily attributable to a decrease in orders from European rail and energy customers and a weakening in demand for products from customers who produce athletic shoes, golf club shafts and printed circuit board laminates. Customers in the recreational and industrial markets in general, operate with little advance purchasing and thus, backlog is subject to certain fluctuations. The Company's backlog for the next twelve months is therefore not necessarily a meaningful indicator of future sales.

     GROSS MARGIN: Gross margin for the second quarter of 1998 was $71.2 million, or 26.0% of net sales, compared with $57.8 million, or 23.9% of net sales, for the second quarter of 1997. The improvement over the second quarter of 1997 reflects higher sales volume, continued advances in manufacturing productivity and the expansion of the Company's carbon fiber manufacturing capacity. The Company anticipates its gross margin percentage will level off as the current business consolidation program reaches completion and commercial aerospace growth flattens. The Company is, however, pursuing efforts to reduce its cost structure and increase its productivity through its "Lean Enterprise" initiatives, which will extend to all U.S. locations by year end and to the European facilities in 1999. The expected improvement in cost and productivity should offset customer demands for reductions in the total cost of products that they purchase from the Company. The Company anticipates that it will take several years to realize the full benefit of these initiatives.

     OPERATING INCOME: Operating income was $38.2 million in the second quarter of 1998, or 13.9% of net sales, compared with $24.5 million in the second quarter of 1997 or 10.1% of net sales. The aggregate increase in operating income reflects the higher sales volume, improved gross margins and a $2.8 million decrease in business acquisition and consolidation expenses over the second quarter of 1997. Offsetting the latter, are increases in selling, general and administrative ("SG&A") and research and technology ("R&T") expenses. SG&A expenses were $27.2 million, or 9.9% of net sales for the second quarter of 1998, compared with $25.6 million, or 10.6% of net sales for the second quarter of 1997. The increase in SG&A expenses primarily reflects higher sales levels. R&T expenses were $5.9 million, or 2.2% of net sales for the second quarter of 1998, compared with $4.9 million, or 2.0% of net sales for the second quarter of 1997.

     PROVISION FOR INCOME TAXES: The effective income tax rate for the second quarter of 1998 was 36%, compared with 19% for the second quarter of 1997. The 1997 second quarter results benefited from using loss carryforwards to offset U.S. federal income taxes. The Company had previously provided a reserve for its U.S. deferred tax assets, which was subsequently reversed in the third quarter of 1997. Going forward, the Company expects that its U.S. income tax rate will approximate the statutory rate.

     NET INCOME AND EARNINGS PER SHARE: Net income for the second quarter of 1998 was $20.0 million, or $0.46 per diluted share, compared with net income for the second quarter of 1997 of $15.1 million, or $0.38 per diluted share. Excluding business acquisition and consolidation expenses of $2.8 million and assuming an income tax rate of 36% on U.S. pretax income on a pro forma basis, diluted earnings per share for the second quarter of 1997 would have been $0.33.

     There were 46.5 million diluted weighted average shares outstanding during the second quarter of 1998, versus 45.2 million during the second quarter of 1997. The quarter-over-quarter increase in the number of diluted weighted average shares is primarily attributable to the inclusion in the 1998 period of 0.8 million of potential common shares relating to the $25.6 million Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1997 period. Refer to Note 7 of the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.

YEAR-TO-DATE

     NET SALES AND GROSS MARGIN: Net sales for the first half of 1998 were $530.3 million, compared with $455.6 million for the first half of 1997. Gross margin for the first half of 1998 was $137.3 million, or 25.9% of sales, versus gross margin of $104.7 million, or 23.0% of sales, for the same period in 1997. These increases primarily reflect the same factors noted above. On a constant currency basis, first half 1998 sales would have been about $11 million higher than reported, an 18.8% increase over the second half of 1997.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended June 30, 1998 and 1997:

----------------------------------------------------------------------------------------------------
                              COMMERCIAL       SPACE &                      GENERAL
 (IN MILLIONS)                AEROSPACE        DEFENSE      RECREATION     INDUSTRIAL        TOTAL
----------------------------------------------------------------------------------------------------
Year-to-Date Ended June 30, 1998
   Fibers and Fabrics            $12.7           $7.9          $14.1          $53.6          $88.3
   Composite Materials           237.2           41.6           23.0           28.3          330.1
   Engineered Products           105.9            5.1              -            0.8          111.8
----------------------------------------------------------------------------------------------------
   Total                        $355.8          $54.6          $37.1          $82.7         $530.2
                                  67%            10%             7%            16%           100%
----------------------------------------------------------------------------------------------------
 Year-to-Date Ended June 30, 1997
   Fibers and Fabrics            $13.8           $6.0           $4.5          $62.8          $87.1
   Composite Materials           192.7           30.3           32.4           32.6          288.0
   Engineered Products            74.0            5.1              -            1.4           80.5
----------------------------------------------------------------------------------------------------
   Total                        $280.5          $41.4          $36.9          $96.8         $455.6
                                  62%             9%             8%            21%           100%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     OPERATING INCOME: Operating income for the first six months of 1998 was $71.9 million, compared with $40.9 million for the same period in 1997. Excluding business acquisition and consolidation expenses of $5.7 million incurred in the first half of 1997, the improvement in operating income is the result of higher sales volume and improved gross margins, partially offset by increases in SG&A and R&T expenses. SG&A expenses were $54.4 million, or 10.3% of sales, for the first half of 1998, compared to $49.4 million, or 10.8% of sales, for the same period in 1997. The increase in SG&A expenses is the result of higher sales volume. R&T expenses were $11.1 million, or 2.1% of sales, for the first half of 1998, compared to $8.7 million, or 1.9% of sales, for the comparable 1997 period.

     PROVISION FOR INCOME TAXES: The effective income tax rate for the first half of 1998 was 36%, compared with 20% for the first half of 1997. The 1997 results benefited from using loss carryforwards to offset U.S. federal income taxes. The Company had previously provided a reserve for its U.S. deferred tax assets, which was subsequently reversed in the third quarter of 1997. Going forward, the Company expects that its U.S. income tax rate will approximate the statutory rate.

     NET INCOME AND EARNINGS PER SHARE: The 1998 year-to-date net income was $37.0 million, or $0.86 per diluted share, versus $23.4 million, or $0.60 per diluted share, for the comparable period of 1997. Excluding business acquisition and consolidation expenses of $5.7 million and assuming an income tax rate of 36% on U.S. pretax income on a pro forma basis, net income for the first half of 1997 would have been $0.56 per diluted share.

     There were approximately 46.4 million diluted weighted average shares outstanding during the first half of 1998, versus 45.2 million during the first half of 1997. The difference in the number of diluted weighted average shares reflects the inclusion in the 1998 period of 0.8 million of potential common shares relating to the $25.6 million Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1997 period. Refer to
Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.

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

    In connection with the proposed acquisition of the C-S Business, Hexcel has entered into a commitment letter for a new credit facility which will provide borrowing capacity of up to $925 million. Borrowings under this new facility are expected to be used to fund the purchase of the C-S Business, including the exercise of the CS-Interglas option, to refinance the Company's existing Revolving Credit Facility, and to provide for ongoing working capital and other financing requirements of the Company.

     The Company expects that the financial resources of Hexcel, including the proposed acquisition of the C-S Business and its related financing, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Further discussion of the Company's financial resources is contained in Note 4 to the accompanying condensed consolidated financial statements.

STOCK BUYBACK PLAN

     On August 5, 1998, the Board of Directors approved a plan to repurchase up to $10 million of the Company's common stock. The Board of Directors may also approve additional stock buybacks from time to time subject to the terms and conditions of the Company's credit agreements. The purchases will be made in the open market at prevailing prices or in privately negotiated transactions at then prevailing prices.

EBITDA AND CASH FLOWS

     FIRST HALF, 1998: Adjusted EBITDA was $91.8 million, a 41% increase over the first half of 1997. Net cash provided by operating activities was $22.8 million, as increased working capital of $38.2 million and restructuring payments of $3.1 million partially offset $37.0 million of net income and $27.1 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflects higher levels of accounts receivable and inventory due to higher sales volume, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations in 1998 for capital projects and employee incentive and benefit programs incurred during 1997.

     Net cash used for investing activities was $28.1 million, primarily reflecting $27.4 million of capital expenditures. Net cash provided by financing activities totaled $2.3 million.

     FIRST HALF, 1997: Adjusted EBITDA was $65.0 million. Net cash used by operating activities was $30.8 million, as $66.7 million of increased working capital attributable to higher sales volume more than offset $23.4 million of net income and $16.5 million of non-cash depreciation and amortization and deferred income taxes. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from seasonally high year-end levels.

     Net cash used for investing activities was $14.3 million, reflecting $18.1 million of capital expenditures partially offset by the receipt of $5.0 million in connection with the sale of a 50% equity interest in a joint venture. Net cash provided by financing activities, including borrowings under the Revolving Credit Facility, totaled $38.9 million.

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

CAPITAL EXPENDITURES

     Capital expenditures totaled $27.4 million for the first half of 1998 compared to $18.1 million for the first half of 1997. The increase primarily reflects expenditures on new manufacturing equipment necessary to both improve manufacturing processes and expand production capacity for select product lines that are in high demand.


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

     As of June 30, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and the installation and customer qualifications of equipment transferred from the Anaheim facility to other U.S. locations. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54.7 million. The Company anticipates no significant additional expenses in relation to this program. As of June 30, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were $9.0 million.

     This business consolidation program does not include any activities that may result from the Company's proposed acquisition of the C-S Business.

YEAR 2000

     Hexcel, like most other companies, is evaluating whether its information technology ("IT") systems and non-IT devices with embedded microprocessors ("non-IT devices") will recognize and process dates starting with the year 2000 and beyond (the "Year 2000 issue"). The Company has established a central
Year 2000 issue project office to coordinate the identification, evaluation and implementation of changes as well as other matters relating to this issue. The Company is using external consulting services, where appropriate, as part of its efforts to inventory IT systems and non-IT devices potentially affected as well as to evaluate which actions should be taken. To date, certain of the Company's IT systems have already been certified by their applicable manufacturers to be Year 2000 compliant. The Company is also in the process of surveying its customers and suppliers as to their plans and efforts to address their respective Year 2000 issues.

     The Company presently believes that, with modifications to existing IT systems and non-IT devices and conversion to new or upgraded software and other systems, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions are not completed in a timely manner, or the Company's customers and suppliers do not successfully address their respective Year 2000 issues, the Year 2000 issue may have a material impact on the operations of the Company. With the Company's evaluation of its IT systems and non-IT devices still in progress, the total cost of compliance, in excess of the normal cost of software upgrades and replacements, has not yet been determined. Nevertheless, the cost of compliance is not expected to be material to the Company's financial position. Amounts expensed as of June 30, 1998 were immaterial.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of
Computer Software Developed or Obtained for Internal Use".   Effective for
fiscal years beginning after December 15, 1998, this SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company does not expect SOP 98-1 to have a material impact on its consolidated financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". Effective for fiscal years beginning after December 15, 1998, this SOP requires start-up activities and organization costs be expensed as incurred. The Company does not expect SOP 98-5 to have a material impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is not expected to have a material impact on Hexcel's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999. Hexcel will adopt this accounting standard as required by January 1, 2000.


RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements". Such forward-looking statements include, but are not limited to: (a) consummation of the proposed C-S Business acquisition, including the related financing and the exercise of the CS-Interglas option; (b) revenue and growth objectives, including increasing sales to non-commercial aerospace markets as well as the execution of strategic acquisitions or other business combinations; (c) estimates of commercial aerospace growth, including leveling off of deliveries by Boeing and Airbus; (d) expectations regarding demand for products from customers who produce commercial satellites, athletic shoes, golf club shafts and printed circuit board laminates; (e) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity, and capital expenditures; (f) expectations regarding Hexcel's financial condition and liquidity, as well as future cash flows; (g) the estimated total cost of the Company's business consolidation program and the estimated amount of cash expenditures to complete the program; and (h) the Year 2000 issue.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the consummation, assimilation and integration of the proposed C-S Business acquisition, without disruption to manufacturing, marketing and distribution activities; ability to identify and successfully consummate other acquisitions and secure related financing; general economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace build rates; the loss of any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in current pricing levels; technology; industry capacity; competition; availability of carbon fiber; disruptions of established supply channels; manufacturing capacity constraints; the availability, terms and deployment of capital; and the ability of the Company to accurately estimate the cost of systems preparation and successful implementation for Year 2000 compliance. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            PART II.  OTHER INFORMATION

                        HEXCEL CORPORATION AND SUBSIDIARIES


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 21, 1998 (the "Meeting") in Stamford, Connecticut. Stockholders holding 36,251,842 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matters were submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

(1) Each of the nine nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

               DIRECTOR                         FOR           WITHHELD

               John M. D. Cheesmond          36,198,622         53,220
               Marshall S. Geller            36,197,202         54,640
               John J. Lee                   36,200,025         51,817
               Stanley Sherman               36,199,502         52,340
               Martin L. Solomon             36,199,725         52,117
               George S. Springer            36,200,025         51,817
               Joseph T. Sullivan            36,200,025         51,817
               Hermann Vodicka               36,199,492         52,350
               Franklin S. Wimer             36,199,710         52,132

(2)  The stockholders approved the adoption of the Hexcel Corporation
     Management Incentive Compensation Plan as described in the Proxy Statement:

               For:          32,022,518
               Against:         982,387
               Abstain:          71,048

Item 5.  OTHER MATTERS

         Effective July 15, 1998, H.E. Tad Kinne was elected president and chief operating officer and Stephen C. Forsyth was promoted to executive vice president and chief financial officer of the Company. On July 23, 1998, H.E. Tad Kinne was elected to serve as a director on the Company's Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     2.1 Asset Purchase Agreement by and among the Company, Stamford CS Acquisition Corp., Clark-Schwebel Holdings, Inc. and Clark-Schwebel Inc., dated July 25, 1998 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on July 30, 1998).

     10.1 Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8 filed on June 19, 1998).

     10.2 Hexcel Corporation Management Incentive Compensation Plan (incorporated herein by reference to Annex A of the Company's Proxy Statement dated April 20, 1998, which was previously filed electronically).

     10.3 Supplemental Executive Retirement Agreement dated as of May 20, 1998 between Hexcel and John J. Lee.

     22.1 The Company's Proxy Statement dated April 20, 1998, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

     27.    Financial Data Schedule (electronic filing only).


(b)  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated July 30, 1998 with respect to the proposed acquisition of certain assets and operating liabilities of Clark-Schwebel, Inc.

     Current Report on Form 8-K dated August 11, 1998 with respect to the Company's stock buyback plan.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

     HEXCEL CORPORATION
     (Registrant)



     August 11, 1998                                    /s/ Wayne C. Pensky
-----------------------                              ------------------------
       (Date)                                           Wayne C. Pensky,
                                                     Corporate Controller and
                                                     Chief Accounting Officer