Form 10-Q
period 1998-09-30
HEXCEL CORP /DE/
filed 1998-11-16
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                          -----------------------------

                                    FORM 10-Q
  ---
   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                                       or
  ---
            Transition Report Pursuant to Section 13 or 15 (d) of the
  ---                    Securities Exchange Act of 1934
              For the transition period from _________ to _________

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
       Registrant's telephone number, including area code: (203) 969-0666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of reorganization confirmed by a US Bankruptcy Court. Yes   X    No
                                                          ----      ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at November 11, 1998
       -----
    COMMON STOCK                                        36,305,076


================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE
PART I.      FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements and Accompanying Notes

             -    Condensed Consolidated Balance Sheets --
                  September 30, 1998 (unaudited) and December 31, 1997       3

             -    Condensed Consolidated Statements of
                  Operations (unaudited) -- The Quarter and Year-to-Date
                  Periods Ended September 30, 1998 and 1997                  4

             -    Condensed Consolidated Statements of
                  Cash Flows (unaudited) -- The Year-to-Date Periods
                  Ended September 30, 1998 and 1997                          5

             -    Notes to Condensed Consolidated
                  Financial Statements                                       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12


PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                               20


SIGNATURE                                                                   22

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Accompanying Notes

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                                        -----------------------------------------
                                                                             SEPTEMBER 30,         DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                      1998                 1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $           3,870       $        9,033
  Accounts receivable                                                              206,591              181,192
  Inventories                                                                      224,683              165,321
  Prepaid expenses and other assets                                                  7,551                6,665
  Deferred tax asset                                                                16,955               24,839
-----------------------------------------------------------------------------------------------------------------
  Total current assets                                                             459,650              387,050
-----------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                      607,546              488,916
Less accumulated depreciation                                                     (185,971)            (157,439)
-----------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                               421,575              331,477
Intangibles and other assets                                                       513,313               93,059
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                $    1,394,538         $    811,586
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term liabilities             $       18,185        $      13,858
  Accounts payable                                                                  83,009               70,011
  Accrued liabilities                                                              108,791              102,487
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                        209,985              186,356
-----------------------------------------------------------------------------------------------------------------

Long-term notes payable and capital lease obligations                              803,195              304,546
Indebtedness to related parties                                                     35,567               34,967
Other non-current liabilities                                                       45,529               35,816
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                1,094,276              561,685
-----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
    no shares issued or outstanding in 1998 and 1997                                     -                    -
Common stock, $0.01 par value, 100,000 shares authorized,                              371                  369
    shares issued and outstanding of 37,135 in 1998 and 36,891 in 1997
Additional paid-in capital                                                         270,879              266,830
Retained earnings (accumulated deficit)                                             33,005              (15,541)
Cumulative currency translation adjustment                                           6,660               (1,104)
-----------------------------------------------------------------------------------------------------------------
                                                                                   310,915              250,554
Less- treasury stock, at cost,  847 shares in 1998, 35 shares in 1997              (10,653)                (653)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         300,262              249,901
-----------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                                 $    1,394,538         $    811,586
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                                              UNAUDITED

                                                  -------------------------------------------------------------------
                                                   QUARTER ENDED SEPTEMBER 30,    YEAR-TO-DATE ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                 1998           1997             1998                1997
---------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 255,303      $ 226,611         $ 785,581          $ 682,249

Cost of sales                                         193,456        171,644           586,417            522,577
---------------------------------------------------------------------------------------------------------------------
Gross margin                                           61,847         54,967           199,164            159,672

Selling, general and administrative expenses           27,733         25,375            82,092             74,769
Research and technology expenses                        5,840          4,828            16,906             13,524
Business acquisition and consolidation expenses           711         15,433               711             21,150
---------------------------------------------------------------------------------------------------------------------
Operating income                                       27,563          9,331            99,455             50,229
Interest expense                                        9,456          6,771            23,167             18,288
---------------------------------------------------------------------------------------------------------------------

Income before income taxes                             18,107          2,560            76,288             31,941
Provision (benefit) for income taxes                    6,609        (35,388)           27,742            (29,366)
---------------------------------------------------------------------------------------------------------------------
Net income                                          $  11,498      $  37,948         $  48,546          $  61,307
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


Net income per share:
  Basic                                           $      0.31      $    1.03         $    1.32          $   1.67
  Diluted                                                0.29           0.87              1.15              1.48

Weighted average shares:
  Basic                                                36,671         36,843            36,800            36,711
  Diluted                                              45,424         46,491            46,134            45,474
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                            UNAUDITED
                                                                              -------------------------------------
                                                                                YEAR-TO-DATE ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                                       1998              1997
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $   48,546        $   61,307
  Reconciliation to net cash provided (used) by operations:
       Depreciation and amortization                                                  30,932            28,011
       Deferred income taxes                                                           7,475           (39,000)
       Write-off of purchased in-process technologies                                      -             8,000
       Business acquisition and consolidation payments                                (6,929)          (27,342)
       Accrued business acquisition and consolidation expenses                           711            21,150
       Working capital changes and other                                             (32,649)          (71,185)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                    48,086           (19,059)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (41,703)          (31,695)
  Cash paid for the Acquired Fabrics Business, net of $5,049 of acquired cash       (453,027)                -
  Cash paid for the Acquired Fiberite Assets                                               -           (37,000)
  Proceeds from sale of an interest in a joint venture                                     -             5,000
  Other                                                                               (1,250)           (2,000)
-------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (495,980)          (65,695)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the senior and revolving credit facilities, and short-term           442,343            80,085
debt, net
  Proceeds (repayments) on long-term debt, net                                           554            (6,746)
  Purchase of treasury stock                                                         (10,000)                -
  Activity under stock plans                                                           4,051             4,938
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          436,948            78,277
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                           5,783             1,643
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (5,163)           (4,834)
Cash and cash equivalents at beginning of year                                         9,033             7,975
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   3,870        $    3,141
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 1998, and the results of operations for the quarters and year-to-date periods ended September 30, 1998 and 1997, and the cash flows for the year-to-date periods ended September 30, 1998 and 1997. The condensed consolidated balance sheet of the Company as of December 31, 1997 was derived from the audited 1997 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1998 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired from Clark-Schwebel, Inc. and its subsidiaries (collectively "C-S") certain assets and assumed certain operating liabilities of its industrial fabrics business (the "Acquired Fabrics Business") on September 15, 1998. Accordingly, the condensed consolidated balance sheet as of September 30, 1998 includes the financial position of the Acquired Fabrics Business as of that date, and the condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Acquired Fabrics Business since the date of acquisition.

NOTE 2 -- BUSINESS ACQUISITION

     On September 15, 1998, the Company acquired certain assets and assumed certain operating liabilities from C-S. The Acquired Fabrics Business is engaged in the manufacturing and sale of high-quality fiber glass fabrics, which are used in printed circuit boards found in electronic products, including computers, cellular telephones, televisions, automobiles and home appliances. The Acquired Fabrics Business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, ballistics and reinforcements for composite materials. The Acquired Fabrics Business operates four manufacturing facilities in the southeastern U.S. and has approximately 1,300 full time employees. As part of its purchase of the Acquired Fabrics Business, Hexcel also acquired from C-S significant equity ownership interests in two joint ventures:

- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with Allied Signal in Taiwan; and
-    a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the U.S.

     In addition, Hexcel has a contractual agreement to purchase a 43.6% share in CS-Interglas AG ("CS-Interglas"), together with fixed-price options to increase this equity interest to 84%. Hexcel's purchase of this joint venture interest will be consummated when German regulatory approval is obtained.

     CS-Interglas and Asahi-Schwebel are fiber glass fabric producers serving the European and Asian electronics and telecommunications industries. In addition, CS-Interglas and Asahi-Schwebel have announced plans to build and operate a jointly owned facility in the Philippines to serve the printed circuit board laminating market in Southeast Asia. Clark-Schwebel Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

     The acquisition of the Acquired Fabrics Business was completed pursuant to an Asset Purchase Agreement dated July 25, 1998, as amended, by and among Hexcel, Stamford CS Acquisition Corp., and C-S (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the Acquired Fabrics Business other than certain excluded assets and liabilities, in exchange for approximately $453,000 in cash, subject to certain potential adjustments. Hexcel also agreed to lease $50,000 of property, plant and equipment used in the Acquired Fabrics Business from an affiliate of C-S, pursuant to a long-term lease with purchase options. The Company has accounted for the acquisition of the Acquired Fabrics Business using the purchase method of accounting.

     C-S currently owns 43.6% of the outstanding common stock of C-S Interglas and has options to purchase up to an additional 40% of the common stock in C-S Interglas. As part of the acquisition of the Acquired Fabrics Business, the Company paid $11,000 as a prepayment for the acquisition of C-S's interest in C-S Interglas. The Company has also agreed to pay an additional $19,000 to purchase the interest in C-S Interglas upon approval of the German Federal Cartel Commission. If such approval is not received on or before January 24, 1999, either the Company or C-S may terminate the Company's obligation to acquire the joint venture interest, in which case the Company's commitment to pay the additional $19,000 will be extinguished and the Company will be entitled to receive a share of the sales proceeds resulting from the disposition of the joint venture interest by C-S.

     In connection with the acquisition of the Acquired Fabrics Business, the Company obtained a new global credit facility (the "Senior Credit Facility") that provides for up to $910,000 of borrowing capacity. Borrowings under the Senior Credit Facility were used to: (a) fund the cash purchase price of approximately $453,000; (b) refinance the Company's previous revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company.

HISTORICAL AND PRO FORMA FINANCIAL INFORMATION

     The assets acquired and the liabilities assumed or incurred in connection with the acquisition of the Acquired Fabrics Business were:


    Estimated fair value of assets acquired:
       Cash                                                                                       $   5,049
       Accounts receivable                                                                           20,249
       Inventories                                                                                   39,582
       Net property, plant and equipment                                                             70,000
       Investments in joint ventures, intangibles and other assets                                   49,389
       Goodwill                                                                                     360,469
    ---------------------------------------------------------------------------------------------------------
          Total assets acquired                                                                   $ 544,738
    ---------------------------------------------------------------------------------------------------------

    Estimated fair value of liabilities assumed or incurred:
       Accounts payable and accrued liabilities                                                   $  32,523
       Capital lease obligations                                                                     50,000
       Other non-current liabilities                                                                  4,139
    ---------------------------------------------------------------------------------------------------------
          Total liabilities assumed or incurred                                                   $  86,662
    ---------------------------------------------------------------------------------------------------------
    Estimated fair value of net assets acquired                                                   $ 458,076
    ---------------------------------------------------------------------------------------------------------
    Less-cash acquired                                                                               (5,049)
    ---------------------------------------------------------------------------------------------------------
    Net cash paid for the Acquired Fabrics Business                                               $ 453,027
    ---------------------------------------------------------------------------------------------------------

     The allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the purchase of the Acquired Fabrics Business are based on current estimates of fair values, and are subject to change until September 15, 1999. The estimated fair value of net assets acquired does not include the additional $19,000 needed to acquire the 43.6% C-S Interglas joint venture interest.

     The pro forma net sales, net income and diluted earnings per share of Hexcel for the year-to-date periods ended September 30, 1998 and 1997, giving effect to the acquisition of the Acquired Fabrics Business as if the acquisition had occurred at the beginning of the periods presented, were:

--------------------------------------------------------------------------------
                                                      THE YEAR-TO-DATE ENDED
                                             -----------------------------------
                                                      9/30/98          9/30/97
--------------------------------------------------------------------------------
Pro forma net sales                                 $ 931,309        $ 862,655
Pro forma net income                                   48,434           61,854
Pro forma diluted earnings per share                   $ 1.15            $1.49
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 3 -- INVENTORIES

     Inventories as of September 30, 1998 and December 31, 1997 were:

---------------------------------------------------------------------------------
                                                      9/30/98         12/31/97
---------------------------------------------------------------------------------
Raw materials                                       $ 111,296       $   90,429
Work in progress                                       63,625           47,953
Finished goods                                         49,762           26,939
---------------------------------------------------------------------------------
Total inventories                                   $ 224,683        $ 165,321
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

     Inventories as of September 30, 1998, include $40,061 from the Acquired Fabrics Business.

NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO RELATED PARTIES

     Notes payable, capital lease obligations and indebtedness to related parties as of September 30, 1998 and December 31, 1997 were:

-----------------------------------------------------------------------------------------------------
                                                                          9/30/98         12/31/97
-----------------------------------------------------------------------------------------------------
Senior credit facility                                                  $ 611,916       $        -
Revolving credit facility                                                       -          158,267
European credit and overdraft facilities                                   13,620           13,909
Convertible subordinated notes, due 2003                                  114,435          114,450
Convertible subordinated debentures, due 2011                              25,625           25,625
Various notes payable                                                         548              680
-----------------------------------------------------------------------------------------------------
Total notes payable                                                       766,144          312,931
Capital lease obligations                                                  55,236            5,473
Senior subordinated notes payable to various
  wholly-owned subsidiaries of Ciba Specialty
  Chemicals Corp., who beneficially owns 49.7%
  of the Company's outstanding stock, net of
  unamortized discount of $1,909 and $2,233 as
  of September 30, 1998 and December 31, 1997,
  respectively                                                             35,567           34,967
-----------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                                       $ 856,947        $ 353,371
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities          $   18,185       $   13,858
Long-term notes payable and capital lease obligations,
  less current maturities                                                 803,195          304,546
Indebtedness to related parties                                            35,567           34,967
-----------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to related parties                                       $ 856,947        $ 353,371
-----------------------------------------------------------------------------------------------------

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Fabrics Business (see
Note 2) on September 15, 1998, Hexcel obtained the Senior Credit Facility to:
(a) fund the purchase of the Acquired Fabrics Business; (b) refinance the Company's existing Revolving Credit Facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility provides for up to $910,000 of borrowing capacity.

     Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Senior Credit Facility is computed at an annual rate ranging from approximately 0.8 to 2.3% in excess of the applicable London interbank rate or, at the option of Hexcel, at 0 to 1.3% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.2 to 0.5% per annum of the total facility.

     The Senior Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock beyond certain specified limits. Approximately $690,000 of the Senior Credit Facility expires by September 2004, with the balance expiring in September 2005.

     The Senior Credit Facility replaced the Company's previous revolving credit facility which had provided up to $355,000 of borrowing capacity. Interest on outstanding borrowings depended upon certain predetermined ratios and other conditions and was computed at an annual rate ranging from approximately 0.3% to 1.1% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the revolving credit facility was subject to a commitment fee ranging from approximately 0.2 to 0.4% per annum of the total facility. The revolving credit facility, prior to its replacement, would have expired in March 2003.

CAPITAL LEASE OBLIGATION

     Hexcel also entered into a $50,000 capital lease for property, plant and equipment used in the Acquired Fabrics Business (see Note 2). The lease expires in September 2006 and includes various purchase options.

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

     As of September 30, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and certain customer qualifications of equipment transferred within the U.S. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54,700. The Company anticipates no significant additional expenses in relation to this program. As of December 31, 1997 and September 30, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were approximately $12,000 and $7,900 respectively.

     This business consolidation program does not include any activities that may result from the integration of the Company's Acquired Fabrics Business. As of September 30, 1998, the Company wrote off $711 of business acquisition and consolidation expenses relating to transaction costs for a proposed acquisition that was not consummated.

NOTE 6 -- PROVISION FOR INCOME TAXES

     The effective income tax rate for the nine months ended September 30, 1998 was 36%. For the nine months ended September 30, 1997, the benefit for income taxes was $29,366, which included a $39,000 reversal of a U.S. tax valuation allowance.

     Prior to September 30, 1997, the Company had fully provided valuation allowances against its U.S. net deferred tax assets as there were uncertainties in generating sufficient future taxable income to realize these net deferred tax assets. On September 30, 1997, the Company reversed its U.S. tax valuation allowance as it was more likely than not that these tax assets would be realized. As a result, excluding the $39,000 U.S. valuation allowance reversal, no provision for U.S. federal income taxes had been recorded for the nine months ended September 30, 1997 due to the utilization of net operating loss carryforwards. Since September 30, 1997, U.S. Federal income taxes have been provided at approximately the statutory rate.

NOTE 7 -- EARNINGS PER SHARE

      Computations of basic and diluted earnings per share are as follows:

-------------------------------------------- --------------------------------- -------------------------------------
                                               QUARTER ENDED SEPTEMBER 30,       YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                     1998           1997                1998              1997
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
Net income                                          $ 11,498       $ 37,948          $ 48,546            $ 61,307
Weighted average common shares outstanding            36,671         36,843            36,800              36,711
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $    0.31       $   1.03          $   1.32            $   1.67
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Net income                                          $ 11,498       $ 37,948          $ 48,546            $ 61,307
Effect of dilutive securities -
  Senior Subordinated Notes, due 2003                  1,282          2,042             3,845               5,994
  Senior Subordinated Debentures, due 2011               287            457               861                   -
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $ 13,067       $ 40,447          $ 53,252            $ 67,301
--------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding            36,671         36,843            36,800              36,711
Effect of dilutive securities -
  Stock options                                          681          1,573             1,262               1,522
  Senior Subordinated Notes, due 2003                  7,238          7,241             7,238               7,241
  Senior Subordinated Notes, due 2011                    834            834               834                   -
--------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding                                         45,424         46,491            46,134              45,474
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                         $    0.29      $    1.15        $     0.87          $     1.48
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

      The Convertible Subordinated Debentures, due 2011, were excluded from the year-to-date period ended September 30, 1997 computation of diluted earnings per share, as they were antidilutive. For the quarter and year-to-date periods ended September 30, 1997, the net income effect of the Senior Subordinated Notes, due 2003, and for the quarter ended September 30, 1997, the net income effect of the Senior Subordinated Notes, due 2011, were not tax effected as a provision for U.S. income taxes was not recorded during these periods.

NOTE 8 -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components, including presentation in an annual financial statement that is displayed with the same prominence as other annual financial statements. Various components of comprehensive income may, for example, consist of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments classified as available-for-sale.

     The Company's total comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                 QUARTER ENDED SEPTEMBER 30,      YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                    1998            1997              1998               1997
-------------------------------------------------------------------------------------------------------------------
Net income                                        $ 11,498        $ 37,948          $ 48,546           $ 61,307
Currency translation adjustment                      8,080          (2,690)            7,764            (11,016)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        $ 19,578        $ 35,258          $ 56,310           $ 50,291
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

------------------------------------------- -------------------------------- ------------------------------------
                                              QUARTER ENDED SEPTEMBER 30,      YEAR-TO-DATE ENDED SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)              1998             1997              1998              1997
------------------------------------------- ----------------- --------------- ------------------- ---------------
Sales                                            $255.3          $226.6             $785.6           $682.2
Gross margin %                                    24.2%           24.3%              25.4%            23.4%
Adjusted operating income % (a)                   11.2%           10.9%              12.8%            10.5%
Adjusted EBITDA (b)                               $39.4           $34.4             $131.1            $99.4
Net income                                        $11.5           $37.9              $48.5            $61.3
Adjusted net income (c)                           $12.8           $10.6              $49.5            $32.8
------------------------------------------- ----------------- --------------- ------------------- ---------------
------------------------------------------- ----------------- --------------- ------------------- ---------------

Diluted earnings per share                        $0.29           $0.87              $1.15            $1.48
Adjusted diluted earnings per share (c)           $0.32           $0.26              $1.18            $0.81
------------------------------------------- ----------------- --------------- ------------------- ---------------
------------------------------------------- ----------------- --------------- ------------------- ---------------

(a)  Excludes business acquisition and consolidation expenses
(b) Excludes business acquisition and consolidation expenses and interest, taxes, depreciation and amortization
(c) Excludes business acquisition and consolidation expenses and other acquisition related costs and assumes a U.S. tax provision of 36% for 1997

     Hexcel continued to benefit from strong commercial aerospace and space and defense markets as sales, adjusted operating income and adjusted EBITDA all reached record levels for the Company's third quarter. Excluding acquisition-related charges and other nonrecurring items, adjusted earnings per share for the third quarter of 1998 increased 23% to $0.32 per diluted share, from $0.26 per share, for the same period in 1997.

     On September 15, 1998, the Company completed its acquisition of the industrial fabrics business (the "Acquired Fabrics Business") from Clark-Schwebel, Inc., and its subsidiaries ("C-S"). The acquisition of the Acquired Fabrics Business was a significant strategic transaction for Hexcel. It establishes the Company as a leading global materials supplier to the electronics and telecommunications industries, both of which have attractive long-term growth potential. Furthermore, it diversifies the Company's business beyond commercial aerospace, which now represents less than 50% of sales, compared with 65% of sales prior to the acquisition. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the Acquired Fabrics Business since the date of acquisition are included in the Company's 1998 third quarter results. Sales and adjusted EBITDA for the Acquired Fabrics Business for the approximate two week period ended September 30, 1998, were $7.0 million and $1.4 million, respectively.

     The estimated costs of integrating the Acquired Fabrics Business with the Company's existing fabrics operations will be finalized in the fourth quarter of 1998. The Company also expects a reduction in its previously anticipated capital expenditures related to its existing fabrics operations. A detailed discussion of the acquisition of the Acquired Fabrics Business is contained in Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS AND OUTLOOK

     Like many companies, Hexcel has been experiencing in recent months increased volatility in business and economic conditions in its markets, leading to reduced product demand and pricing pressures. A discussion of specific impacts in certain product lines and related company improvement initiatives follows. Notwithstanding this volatility, Hexcel remains focused on its mission of being a global, vertically integrated advanced materials company serving a variety of growth markets. The Company believes that through successful execution of its business and operating strategies, it can continue to build value for its customers while mitigating the challenging market conditions that it faces today.

     CARBON FIBERS:   During October, the Company received notice of
significant cancellations of certain carbon fiber orders due for delivery in the fourth quarter. Management believes that a number of the Company's customers, particularly in the space and defense market, built excess inventories in the last twelve months in response to significant shortages of carbon fiber supply in 1997. Now that carbon fiber supplies have increased, customers are starting to reduce their inventories and anticipate lower purchasing needs for the next twelve months. These factors are expected to result in surplus year-end inventories and a significant reduction in the production of carbon fiber products in 1999 as compared to 1998. The Company further expects that carbon fiber pricing in a number of applications is likely to be lower in 1999. Despite these shorter term impacts, the Company still anticipates growth in carbon fiber sales in 2000 and beyond as the new military aircraft and launch vehicle programs enter full scale production together with the benefit of new product applications that may be commercialized.

     COMPOSITE MATERIALS: As a result of the Asian economic crisis, the Company anticipates that demand for commercial aircraft will level off with a reduction in sales of wide-bodied aircraft offset by continued increases in sales of narrow-bodied aircraft. Nevertheless, the Company continues to benefit from the growth in Airbus aircraft production rates. In addition, the Company's customers have emphasized the need for cost and inventory reduction throughout the commercial aerospace supply chain. This is leading to pricing pressures from the Company's customers, which the Company expects to address, to the greatest extent possible, through cost reduction efforts, substitution of lower cost composite materials in our customers end products and price reductions from the Company's suppliers.

     FABRICS: Towards the end the third quarter of 1998 and in the fourth quarter to date, the Company experienced increased order volume for woven glass fiber products used in electronic printed circuit board applications signaling an end to the recent inventory correction in the electronics industry. However, intense competition from Asia and Eastern Europe continues to place pressure on the Company's prices for these products. The Company believes that the prices and margins for products of its fabrics business are likely to remain under pressure in 1999. The Company is actively pursuing opportunities for cost reduction and capital expenditure avoidance in the consolidation of the Acquired Fabrics Business with its existing fabrics operations in order to help offset these market trends.

     OTHER COMPANY INITIATIVES:   In light of the factors discussed above,
the Company will face greater challenges in 1999 than it has seen in the last three years. Accordingly, the Company plans to intensify its existing Lean Enterprise and business consolidation programs and implement an aggressive supply chain management program to achieve more rapid cost reductions throughout its organization. As a first step, the Company has initiated a reorganization of its business operations to focus on improved operating effectiveness and to integrate the Acquired Fabrics Business with its existing fabrics operations. This reorganization also includes the consolidation of Hexcel's composite materials business into a single global business unit. The Company anticipates finalizing certain of its accelerated and expanded consolidation and cost reduction plans by the end of the fourth quarter of 1998 and will recognize certain non-recurring costs in the financial results for that quarter. As has been the case with prior restructuring programs, these initiatives are expected to generate increasingly significant improvements in the Company's operating cost structure in 1999 and thereafter.

      In pursuing the above plans, the Company will continue to focus on its goal of generating $100 million in free cash flow in the fifteen month period ending December, 1999. This free cash flow will be used to repay debt and, following German regulatory approval, to fund expenditures related to the acquisition of the equity interests in CS-Interglas.

RESULTS OF OPERATIONS

     NET SALES: The following table summarizes net sales to third-party customers by product group and market segment for the quarters ended September 30, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                   COMMERCIAL      SPACE &                   GENERAL
(IN MILLIONS)                       AEROSPACE      DEFENSE     ELECTRONICS  INDUSTRIAL  RECREATION       TOTAL
--------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1998 NET SALES
  Fibers and Fabrics              $       5.7    $      7.0    $     14.8   $    16.3   $      4.4    $      48.2
  Composite Materials                   110.1          22.5             -        13.9          8.5          155.0
  Engineered Products                    49.5           2.6             -           -            -           52.1
--------------------------------------------------------------------------------------------------------------------
    Total                         $     165.3    $     32.1    $     14.8   $    30.2   $     12.9    $     255.3
                                          65%           12%            6%         12%           5%           100%
--------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1997 NET SALES (A)
  Fibers and Fabrics              $       4.2    $      4.1    $     10.0   $    18.9    $     3.5    $      40.7
  Composite Materials                    96.3          15.5             -        14.1         12.5          138.4
  Engineered Products                    45.6           1.9             -           -            -           47.5
--------------------------------------------------------------------------------------------------------------------
    Total                         $     146.1    $     21.5    $     10.0   $    33.0    $    16.0    $     226.6

                                          65%            9%            4%         15%           7%           100%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

    (a) Certain amounts have been reclassified from those previously reported

     Net sales for the third quarter of 1998 increased by 13% to $255.3 million, from $226.6 million for the third quarter of 1997. Excluding sales attributable to the Acquired Fabrics Business, sales for the third quarter of 1998 were $248.3 million, or an increase of 10% over the third quarter of 1997. The sales growth was primarily due to strong sales of composite products to commercial aerospace customers, primarily in Europe, as well as to the space and defense markets. On a constant currency basis, third quarter 1998 sales would have been about $3 million lower than reported.

     Commercial aerospace net sales increased to $165.3 million for the third quarter of 1998, from $146.1 million for the third quarter of 1997, an increase of 13%. Approximately 46% of Hexcel's 1997 net sales were to Boeing, Airbus, and related subcontractors. The Company sells material on every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing
777. Boeing and Airbus indicate combined current unfilled orders of more than 3,000 aircraft, with build rates expecting to peak in 1999 and 2001 for Boeing and Airbus, respectively. The Company believes that total commercial aircraft demand of about 800 planes per year appears sustainable for a number of years as compared to 820 planes expected to be delivered in 1998. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. As a result, the Company is expecting that sales in this segment will start leveling off from today's record levels.

     Space and defense net sales for the third quarter of 1998 increased 49% to $32.1 million, from $21.5 million for the third quarter of 1997. The increase reflects improved sales of composite materials to select military programs as well as the Company's acquisition of Fiberite, Inc.'s satellite business on September 30, 1997.

     Electronic sales increased $4.8 million, to $14.8 million for the third quarter of 1998, compared to $10.0 million for the third quarter of 1997. The increase reflects the Company's acquisition of the Acquired Fabrics Business. Despite a world-wide reduction in electronic industry sales volume experienced earlier this summer, primarily resulting from inventory adjustments, the Company has experienced a recent increase in sales orders which is consistent with predictions from industry analysts that the market is beginning to recover. However, pricing in this market remains subject to extreme pressures and the Company continues to concede to price reductions, particularily due to Asian and Eastern European competition. Any resulting price reductions are expected to be partially offset by lower material costs.

     Net sales in the general industrial and recreational markets decreased marginally in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to reduced customer demand for products in these markets.

     BACKLOG: The following tables summarize the backlog of orders to be delivered within twelve months, by product group as of September 30, 1998, December 31, 1997 and September 30, 1997:

--------------------------------------------------------------------------------------------
                                                                  NON-
     (IN MILLIONS)                              AEROSPACE(1)   AEROSPACE(2)        TOTAL
--------------------------------------------------------------------------------------------
     AS OF SEPTEMBER 30, 1998
       Fibers and Fabrics                       $       13.2   $       16.7    $       29.9
       Composite Materials                             214.9           20.3           235.2
       Engineered Products                             156.8            0.4           157.2
--------------------------------------------------------------------------------------------
         Total                                   $     384.9   $       37.4     $     422.3
--------------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 1997
       Fibers and Fabrics                       $       33.3   $       24.4    $       57.7
       Composite Materials                             273.2           19.1           292.3
       Engineered Products                             170.0              -           170.0
--------------------------------------------------------------------------------------------
         Total                                   $     476.5   $       43.5     $     520.0
--------------------------------------------------------------------------------------------
     AS OF SEPTEMBER 30, 1997
       Fibers and Fabrics                       $       45.6   $       31.0    $       76.6
       Composite Materials                             232.5           22.3           254.8
       Engineered Products                             162.2              -           162.2
--------------------------------------------------------------------------------------------
         TOTAL                                   $     440.3   $       53.3     $     493.6
--------------------------------------------------------------------------------------------

    (1)   Includes commercial aerospace and space and defense markets
    (2)   Includes electronics, general industrial and recreation markets

     Backlog for aerospace materials was $384.9 million as of September 30, 1998, a 19% decrease over backlog as of December 31, 1997 and a 13% decrease over backlog as of September 30, 1997. The decrease in backlog probably reflects a number of factors, including a continuing trend toward shorter lead times and better supply-chain management by the industry overall. In the light of changing conditions in the aerospace industry, twelve month backlog information may no longer be a material trend indicator. The Company continues to closely watch the economic situation in Asia, along with overall aircraft orders and production trends, to monitor future growth.

     Backlog for the non-aerospace markets was $37.4 million as of September 30, 1998, compared to $43.5 million as of December 31, 1997 and $53.3 million as of September 30, 1997. The decrease in backlog is primarily attributable to a decrease in orders from customers in the recreational market. Customers in the electrical, general industrial and recreational markets generally operate with little advance purchasing and thus, backlog is subject to certain fluctuations. The Acquired Fabrics Business also operates with nominal backlog. The Company's backlog in the non-aerospace markets for the next twelve months is therefore not necessarily a meaningful indicator of future sales.

     GROSS MARGIN: Gross margin for the third quarter of 1998 was $61.8 million, or 24.2% of net sales, compared to $55.0 million, or 24.3% of net sales, for the third quarter of 1997. As anticipated, the Company's gross margin percentage has leveled off as the current business consolidation program reaches completion and commercial aerospace growth flattens. The Company is, however, pursuing efforts to reduce its cost structure and increase its productivity through its "Lean Enterprise" initiatives, which will extend to all U.S. locations by year end and to the European facilities in 1999. The expected improvement in cost and productivity may be partially offset by customer demand for price reductions.

     OPERATING INCOME: Operating income was $27.6 million in the third quarter of 1998, or 10.8% of net sales, compared with $9.3 million in the third quarter of 1997 or 4.1% of net sales. The aggregate increase in operating income reflects the higher sales volume and a $14.7 million decrease in business acquisition and consolidation expenses over the third quarter of 1997. Offsetting the latter are increases in selling, general and administrative ("SG&A") and research and technology ("R&T") expenses. SG&A expenses were $27.7 million, or 10.9% of net sales for the third quarter of 1998, compared with $25.4 million, or 11.1% of net sales for the third quarter of 1997. The increase in SG&A expenses primarily reflects higher sales levels. R&T expenses were $5.9 million, or 2.2% of net sales for the third quarter of 1998, compared with $4.9 million, or 2.0% of net sales for the third quarter of 1997.

     INTEREST EXPENSE: Interest expense was $9.5 million in the third quarter of 1998, compared with $6.8 million in the third quarter of 1997. The increase in interest expense is primarily due to the additional financing required for the Acquired Fabrics Business as well as a $1.1 million write-off of capitalized loan fees for the Company's previous credit facility.

     PROVISION FOR INCOME TAXES: The effective income tax rate for the quarter September 30, 1998 was 36%. For the quarter ended September 30, 1997, the benefit for income taxes was $35.4 million, which included a $39.0 million reversal of a U.S. tax valuation allowance.

     Prior to September 30, 1997, the Company had fully provided valuation allowances against its U.S. net deferred tax assets as there were uncertainties in generating sufficient future taxable income to realize these net deferred tax assets. On September 30, 1997, the Company reversed its U.S. tax valuation allowance as it was more likely than not that these tax assets would be realized. As a result, excluding the $39.0 million U.S. valuation allowance reversal, no provision for U.S. federal income taxes had been recorded for the nine months ended September 30, 1997 due to the utilization of net operating loss carryforwards. Going forward, the Company expects that its U.S. income tax rate will approximate the statutory rate.

     NET INCOME AND EARNINGS PER SHARE: Net income for the third quarter of 1998 was $11.5 million, or $0.29 per diluted share, compared with net income for the third quarter of 1997 of $37.9 million, or $0.87 per diluted share. Results for the 1998 third quarter include approximately $1.3 million of after-tax, acquisition-related charges. The 1997 third quarter results include $15.4 million of business acquisition and consolidation expenses and a non-recurring credit resulting from the reversal of a $39 million deferred tax reserve against the income tax provision. Excluding these items, and assuming an income tax rate of 36% on U.S. pretax income, adjusted earnings per share for the third quarter of 1998 and 1997 would have been $0.32 and $0.26 per diluted share, respectively.

     There were 45.4 million diluted weighted average shares of common stock outstanding during the third quarter of 1998, versus 46.5 million during the third quarter of 1997. The decrease in the number of diluted weighted average shares is primarily attributable to a decrease in the inclusion of stock options as a result of a decline in the Company's average stock price for the quarter relative to the average exercise price of stock options outstanding. A portion of the decrease is also attributable to the Company's repurchase of
0.8 million shares of its common stock, which were acquired during the third quarter of 1998. Refer to Note 7 of the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.

YEAR-TO-DATE

     NET SALES AND GROSS MARGIN: Net sales for the first nine months of 1998 were $785.6 million, compared with $682.2 million for the comparable 1997 period. Excluding sales attributable to the Acquired Fabrics Business, sales for the first nine months of 1998 were $778.6 million, an increase of 14% percent over the comparable 1997 period. On a constant currency basis, sales for the first nine months of 1998 would have been about $8 million higher than reported. Gross margin for the first nine months of 1998 was $199.2 million, or 25.4% of sales, versus gross margin of $159.7 million, or 23.4% of sales, for the same period in 1997. These increases primarily reflect the same factors noted above.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended September 30, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                          COMMERCIAL       SPACE &                       GENERAL
(IN MILLIONS)                             AEROSPACE        DEFENSE      ELECTRONICS     INDUSTRIAL   RECREATION      TOTAL
---------------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED SEPT. 30, 1998
  Fibers and Fabrics                        $  14.0     $      21.6    $      39.8    $      47.4      $  14.6      $ 137.4
  Composite Materials                         345.5            66.8              -           41.6         31.3        485.2
  Engineered Products                         155.2             7.7              -              -            -        162.9
---------------------------------------------------------------------------------------------------------------------------
    Total                                   $ 514.7     $      96.1    $      39.8    $      89.0      $  45.9      $ 785.5
                                                66%             12%             5%            11%           6%         100%
---------------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED SEPT. 30, 1997 (a)
  Fibers and Fabrics                        $  18.0    $       10.1    $      37.6    $      54.1      $   8.0      $ 127.8
  Composite Materials                         289.0            45.8              -           46.7         44.9        426.4
  Engineered Products                         119.6             7.0              -            1.4            -        128.0
---------------------------------------------------------------------------------------------------------------------------
    Total                                   $ 426.6     $      62.9    $      37.6    $     102.2      $  52.9      $ 682.2
                                                63%              9%             6%            15%           8%         100%
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

  (a) Certain amounts have been reclassified from those previously reported

     OPERATING INCOME: Operating income for the first nine months of 1998 was $99.5 million, compared with $50.2 million for the same period in 1997. Excluding business acquisition and consolidation expenses of $0.7 million and $21.2 million incurred in the first nine months of 1998 and 1997, respectively, the improvement in operating income is the result of higher sales volume, partially offset by increases in SG&A and R&T expenses. SG&A expenses were $82.1 million, or 10.4% of sales, for the first nine months of 1998, compared to $74.8 million, or 11.0% of sales, for the same period in 1997. The increase in SG&A expenses is the result of higher sales volume. R&T expenses were $16.9 million, or 2.2% of sales, for the first nine months of 1998, compared to $13.5 million, or 2.0% of sales, for the comparable 1997 period.

     INTEREST EXPENSE: Interest expense was $23.2 million for the first nine months of 1998, compared with $18.3 million for the comparable 1997 period. The increase in interest expense is primarily due to the additional financing required for the Acquired Fabrics Business as well as working capital needs, and $1.6 million write-off of capitalized loan fees for the Company's previous credit facilities.

     PROVISION FOR INCOME TAXES: The effective income tax rate for the first nine months of 1998 was 36%. For the first nine months of 1997, the benefit for income taxes was $29.4 million, which included a $39.0 million reversal of a U.S. tax valuation allowance, as previously discussed.

     NET INCOME AND EARNINGS PER SHARE: The 1998 year-to-date net income was $48.5 million, or $1.15 per diluted share, versus $61.3 million, or $1.48 per diluted share, for the comparable period of 1997. Year-to-date results for the 1998 include approximately $1.3 million of after-tax, acquisition-related charges. The 1997 year-to-date results include $21.2 million of business acquisition and consolidation expenses and a non-recurring credit resulting from the reversal of a $39 million deferred tax reserve against the income tax provision. Excluding these items, and assuming an income tax rate of 36% on U.S. pretax income, adjusted earnings per share for the year-to-date periods ended September 30, 1998 and 1997 would have been $1.18 and $0.81 per diluted share, respectively.

     There were approximately 46.1 million diluted weighted average shares of common stock outstanding during the first nine months of 1998, versus 45.5 million during the first nine months of 1997. The increase in the number of diluted weighted average shares primarily reflects the inclusion in the 1998 period of 0.8 million of potential common shares relating to the $25.6 million Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1997 period. Refer to Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted earnings per share.


FINANCIAL CONDITION AND LIQUIDITY

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Fabrics Business on September 15, 1998, Hexcel obtained the Senior Credit Facility to: (a) fund the purchase of the Acquired Fabrics Business; (b) refinance the Company's existing Revolving Credit Facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility provides for up to $910 million of borrowing capacity.

     Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Senior Credit Facility is computed at an annual rate ranging from approximately 0.8 to 2.3% in excess of the applicable London interbank rate, or at the option of Hexcel, at 0 to 1.3% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.2 to 0.5% per annum of the total facility. As of September 30, 1998, the Company had approximately $295 million of available borrowings under the facility.

     The Senior Credit Facility is secured by a pledge of stock of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock. Approximately $690,000 of the Senior Credit Facility expires by September 2004, with the balance expiring in September 2005.

     The Senior Credit Facility replaced the Company's existing revolving credit facility, which had provided up to $355 million of borrowing capacity. Interest on outstanding borrowings depended upon certain predetermined ratios and other conditions and was computed at an annual rate ranging from approximately 0.3% to 1.1% in excess of the applicable London interbank rate, or at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the revolving credit facility was subject to a commitment fee ranging from approximately 0.2 to 0.4% per annum of the total facility. The revolving credit facility, prior to its replacement, would have expired in March 2003.

CAPITAL LEASE OBLIGATION

     Hexcel also entered into a $50 million capital lease for property, plant and equipment used in the Acquired Fabrics Business. The lease expires in September 2006 and includes various purchase options.

STOCK BUYBACK PLANS

     As of September 30, 1998, the Company completed its previously announced program to repurchase $10 million of its outstanding common stock. During the period from August 6, 1998 to September 10, 1998, Hexcel repurchased a total of
0.8 million shares at an average cost of $12.32 per share.

     On September 24, 1998, the Board of Directors approved a plan to repurchase up to an additional $10 million of its common stock. The Board of Directors may also approve additional stock buybacks from time to time subject to market conditions and the terms of the Company's credit agreements. The purchases may be made in the open market at prevailing prices or in privately negotiated transactions.


EBITDA AND CASH FLOWS

     YEAR-TO-DATE, 1998: Adjusted EBITDA for the first nine months of 1998 was $131.1 million, a 32% increase over the comparable 1997 period. Net cash provided by operating activities was $48.1 million, as increased working capital of $32.6 million and restructuring payments of $6.9 million partially offset $48.5 million of net income and $38.4 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflects higher levels of accounts receivable and inventory due to higher sales volume, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations in 1998 for capital projects and employee incentive and benefit programs incurred during 1997.

     Net cash used for investing activities was $496.0 million, reflecting the net cash paid for the Acquired Fabrics Business, net of cash acquired, of $453.0 million and capital expenditures of $41.7 million. Net cash provided by financing activities was $436.9 million, primarily reflecting $442.8 million of funds borrowed under the new Senior Credit Facility as well as $10.0 million of acquired treasury stock.

     YEAR-TO-DATE, 1997: Adjusted EBITDA for the first nine months of 1997 was $99.4 million. Net cash used for operating activities was $19.1 million, primarily as the result of the increase in working capital of $71.2 million, business acquisition and consolidation payments of $27.3 million, as well as the deferred income tax allowance reversal of $39.0 million, all of which more than offset $61.3 million of net income, $28.0 million of depreciation and amortization and $29.2 million of business acquisition and consolidation expenses. The substantial increase in working capital reflects higher levels of accounts receivable and inventory resulting from increased sales and production volumes. The working capital increase also reflects reductions in accrued liabilities from peak year-end levels, primarily due to the payment in 1997 of obligations incurred during 1996 for capital projects and employee incentive and benefit programs.

     Net cash used for investing activities was $65.7 million. This primarily reflects $31.7 million of capital expenditures, $37.0 million related to the acquisition of the satellite business and a license of technology from Fiberite, Inc. and the receipt of $5.0 million in connection with the sale of a 50% equity interest in the Knytex joint venture. Net cash used for investing activities were funded by borrowings under the Revolving Credit Facility.

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

CAPITAL EXPENDITURES

     Capital expenditures increased to $41.7 million in the first nine months of 1998, from $31.7 million in the first nine months of 1997. This increase is attributable to capital expenditures incurred in connection with the business consolidation program as well as expenditures to improve manufacturing processes and to expand production capacity for select product lines that are in high demand.


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

     As of September 30, 1998, the primary remaining activities of the business consolidation program relate to the Company's European operations and certain customer qualifications of equipment transferred within the U.S. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. As a result, the Company continues to expect that the business consolidation program will take to the end of 1998 to complete. Total expenses for the business consolidation program, which remains unchanged since December 31, 1997, were $54.7 million. The Company anticipates no significant additional expenses in relation to this program. As of December 31, 1997 and September 30, 1998, accrued business consolidation costs, representing estimated cash expenditures remaining to complete the program, were approximately $12.0 million and $7.9 million, respectively.

     This business consolidation program does not include any activities that may result from the integration of the Company's Acquired Fabrics Business or due to changes in market conditions, as discussed above. As of September 30, 1998, the Company wrote-off $0.7 million of business acquisition and consolidation expenses relating to transaction costs for a proposed acquisition that was not consummated.

YEAR 2000

     Hexcel, like most other companies, is continuing to address whether its information technology systems and non-information technology devices with embedded microprocessors (collectively "Business Systems") will recognize and process dates starting with the year 2000 and beyond (the "Year 2000"). The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, and distribution chains. The Company's actions on its Year 2000 issue are applicable to the Acquired Fabrics Business.

     In order to address the Year 2000 issue, the Company has developed and implemented a six phase plan divided into the following components: (1) inventory; (2) risk assessment and assigning priorities; (3) assessing compliance; (4) repairing or replacing; (5) testing; and (6) developing contingency plans. In addition, the Company established a central Year 2000 issue project office to coordinate and monitor progress towards achieving corporate-wide Year 2000 compliance. The Company is also using external consulting services, where appropriate, as part of its efforts to address its Year 2000 issue.

     With respect to the Company's Business Systems and its Year 2000 project, the Company expects that all of its locations will have completed the first two phases, including estimating remediation costs, by December 1998. Certain of the Company's locations are, however, in more advanced phases, including assessing compliance and repairing and replacing certain of their Business Systems. With the

Company's evaluation of its Business Systems still in progress, the Company is not in a position to state the total cost of remediation of all its Year 2000 issues nor has it determined the extent of contingency planning that may be required. Amounts expensed as of September 30, 1998 were immaterial.

     The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company maybe vulnerable to those third parties' failure to remediate their Year 2000 issues. To the extent that supplier responses to Year 2000 readiness are unsatisfactory, the Company will attempt to reduce risks of interruptions, with such options including changes in suppliers to those who have demonstrated Year 2000 readiness, and accumulation of inventory. The Company is also monitoring the status of its significant customers as a means of assessing risks and developing alternatives.

    The Company presently believes that by implementing its plans, including modifications to existing Business Systems and conversion to new or upgraded software and other systems, the Year 2000 issue will not pose significant operational problems for the Company. However, if necessary remediation actions are not completed in a timely manner, or the Company's suppliers and customers do not successfully address their Year 2000 issues, the Year 2000 issue could have a material impact on the operations, liquidity and financial condition of the Company.


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


RISKS, UNCERTAINTIES AND OTHER FACTORS WITH RESPECT TO "FORWARD-LOOKING STATEMENTS"

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements". Such forward-looking statements include, but are not limited to: (a) expectations regarding consummation of the proposed acquisition of the CS-Interglas interest, including obtaining local regulatory approval; (b) expectations regarding cost savings and earnings resulting from the Acquired Fabrics Business; (c) estimates of commercial aerospace, including Boeing and Airbus, production rates; (d) expectations regarding the growth in the production of military aircraft and launch vehicle in 2000 and beyond; (e) expectations regarding the recovery of the electronics market; (f) expectations regarding the impact of pricing pressures from the Company's customers; (g) expectations regarding future sales based on current backlog; (h) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity, capital expenditures and effective tax rates; (i) expectations regarding Hexcel's financial condition and liquidity, as well as future free cash flows; (j) the estimated total cost of the Company's business consolidation program and the estimated amount of cash expenditures to complete the program; (k) expectations regarding the costs and benefits of accelerating and expanding the Company's Lean Enterprise and business consolidation programs and implementing a supply chain management program; and (l) the Year 2000 issue and the impact it could have on the Company.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: obtaining local regulatory approval for the acquisition of the C-S Interglas joint venture interest; the integration of the Acquired Fabrics Business, without disruption to manufacturing, marketing and distribution activities; general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace build rates; the loss of any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; the availability, terms and deployment of capital; and the ability of the Company to accurately estimate the cost of systems preparation and successful implementation for Year 2000 compliance. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     2.1       Amendment No. 1 to Asset Purchase Agreement by and among Hexcel,
               Stamford CS Acquisition Corp., Clark-Schwebel Holdings, Inc., and
               Clark-Schwebel, Inc., dated as of September 15, 1998
               (incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K, filed on September 24, 1998).

     10.1      Second Amended and Restated Credit Agreement, dated as of
               September 15, 1998, by and among Hexcel and certain of its subsidiaries as borrowers, the lenders from time to time parties thereto, Citibank, N.A. as documentation agent, and Credit Suisse
               First Boston as lead arranger and as administrative agent for the lenders.

     10.2 Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust.

     10.3      Form of Exchange Performance Accelerated Stock Option Agreement.

     10.4      Form of 1998 Employee Option Agreement.

     10.5 Summary of Terms of Employment (effective as of July 15, 1998) between Hexcel and Harold E. Kinne, President and Chief Operating
               Officer of Hexcel.

     10.6      Employment Agreement dated as of July 25, 1998 (effective date
               September 15, 1998) between Hexcel and Richard Wolfe, Executive
               V.P. of Manufacturing of Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel).

     10.7      Employment Agreement dated as of July 25, 1998 (effective date
               September 15, 1998) between Hexcel and Jack Schwebel, Co-Chairman of Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel).

     10.8      Employment Agreement dated as of July 25, 1998 (effective date
               September 15, 1998) between Hexcel and William D. Bennison,
               President of Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel).

     27.       Financial Data Schedule.

                                      20

(b)  REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated August 11, 1998 relating to the Company's stock buyback plan.

     Current Report on Form 8-K dated September 24, 1998 relating to the consummation of the acquisition of certain assets and assumption of certain operating liabilities of Clark-Schwebel, Inc. and its subsidiaries.

     Current Report on Form 8-K dated October 9, 1998 relating to the Company's stock buyback plan.

     Current Report on Form 8-K dated October 22, 1998 relating to the Company's third quarter 1998 sales, EBITDA and net income.

     Current Report on Form 8-K/A dated November 12, 1998 amending the Company's Current Report on Form 8-K dated September 24, 1998 to include the financial statements of Clark-Schwebel, Inc. and its subsidiaries.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

         HEXCEL CORPORATION
         (Registrant)



         NOVEMBER 16, 1998                             /s/ Wayne C. Pensky
         -----------------                             ------------------------
              (Date)                                       Wayne C. Pensky,
                                                       Corporate Controller and
                                                       Chief Accounting Officer