Form 10-K
period 1998-12-31
HEXCEL CORP /DE/
filed 1999-03-30
CIK 717605

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

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                              OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                         COMMISSION FILE NUMBER 1-8472

                            ------------------------

                               HEXCEL CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                    94-1109521
      (State of        (I.R.S. Employer Identification
   Incorporation)                    No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes__X    No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

    The aggregate market value as of March 24, 1999 of voting stock held by nonaffiliates of the registrant: $128,715,209

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of reorganization confirmed by a U.S. Bankruptcy Court.    Yes __X    No ____

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     OUTSTANDING AT MARCH 24,
      CLASS                    1999
-----------------  ----------------------------
Common Stock                 36,409,635

                      DOCUMENTS INCORPORATED BY REFERENCE:

  PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED
                               HEREIN)--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation, together with its subsidiaries (herein referred to as "Hexcel" or the "Company"), is a leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in the commercial aerospace, space and defense, electronics, general industrial and recreation markets. The Company's products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed circuit boards ("PCBs"), computers, cellular telephones, televisions, high-speed trains and ferries, cars and trucks, windmill blades, reinforcements for bridges and other structures, window blinds, skis and snowboards, golf clubs, fishing poles, tennis rackets and bicycles.

    The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a member of four joint ventures that manufacture and market reinforcement products and composite materials in Europe, Asia and the United States.

    Through a series of strategic acquisitions over the past three years, the Company has expanded and diversified its product lines, manufacturing capabilities and technology portfolio. The Company believes that it is the most vertically integrated company in the advanced structural materials industry. This vertical integration enhances the Company's control over the cost, quality and delivery of its products, and enables the Company to offer a variety of solutions to its customers' structural materials needs.

RECENT ACQUISITION HISTORY

    On September 15, 1998, the Company acquired the industrial fabrics business of Clark-Schwebel and its subsidiaries (the "Acquired Clark-Schwebel Business") for a cash purchase price of approximately $473 million (including $19 million paid on December 23, 1998). This business is engaged in the manufacture and sale of high-quality fiberglass fabrics used to make PCBs for electronics equipment such as computers, cellular telephones, televisions and automobiles. The business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. The Company also entered into a $50 million lease of property, plant and equipment used in that business pursuant to a long-term lease which includes purchase options.

    The acquisition of the Acquired Clark-Schwebel Business established the Company as a leading global materials supplier to the electronics industry, which the Company believes has attractive long-term growth potential, and further diversified the Company's business beyond the historically cyclical commercial aerospace market.

    The Acquired Clark-Schwebel Business was the Company's most recent in a series of strategic acquisitions. On February 29, 1996, the Company purchased the composites business of Ciba-Geigy Limited (the "Acquired Ciba Business") for an aggregate value of approximately $209 million. This acquisition combined two of the world's leading and most technically advanced structural materials companies, broadening the Company's range of products and markets, enhancing the Company's research, development and technological capabilities and balancing the Company's geographical scope. The Acquired Ciba Business' composite product lines were highly complementary to the Company's fabrics, prepregs and honeycomb businesses; furthermore, the Acquired Ciba Business provided the Company with manufacturing capabilities in finished and semi-finished structures and interiors for original equipment manufacturers' ("OEMs") airframes. The Company's overall customer profiles were similar, but the

Acquired Ciba Business had a stronger presence in Europe, particularly with members of the Airbus consortium (Aerospatiale, British Aerospace, CASA and DASA) ("Airbus"). With equally strong market positions in Europe and the United States, the Company benefits from future aircraft orders placed with either the Boeing Company ("Boeing") or Airbus. As a result of this acquisition and the spinoff of Ciba Specialty Chemical Holding Inc. (a Swiss Corporation formerly an affiliate of Ciba-Geigy Limited) ("Ciba") from Ciba-Geigy Limited, Ciba has a significant relationship with the Company and now beneficially owns 49.6% of the Company's outstanding common stock.

    On June 27, 1996, the Company acquired Hercules Inc.'s carbon fibers and prepreg business (the "Acquired Hercules Business") for a cash purchase price of approximately $139 million. This acquisition combined two leading prepreg manufacturers and enabled the Company to produce a large portion of a significant raw material, polyacrylonitrile ("PAN") based carbon fiber. With this acquisition, the Company became the fourth largest carbon fiber producer in the world. The Company is also today the largest consumer of PAN-based carbon fiber in the world, utilizing approximately 20% of worldwide carbon fiber production. This has created a hedge against carbon fiber price fluctuations for the Company because the Company can both buy and sell this crucial raw material. In addition, the Acquired Hercules Business further enhanced the Company's technological and integrated manufacturing capabilities and provided the Company with new prepreg products and customer qualifications both in the United States and Europe, thus strengthening existing customer relationships.

    On September 30, 1997, the Company acquired from Fiberite, Inc. ("Fiberite") its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies for $37.0 million in cash. The Fiberite acquisition expanded the Company's existing role as a supplier of carbon fiber, prepreg and honeycomb to rocket and space satellite programs, positioned the Company to capitalize on the expected growth in commercial satellite activities and expanded the Company's offering of prepregs for commercial and military applications.

    Further discussion of the Company's business acquisitions is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 1, 2 and 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

BUSINESS SEGMENTS AND OVERVIEW

    Hexcel is a vertically integrated manufacturer of a variety of products within a single business industry: Advanced Structural Materials. Hexcel's advanced structural materials business is organized around three strategic operating business segments: reinforcement products, composite materials and engineered products. The following table identifies, by each of these segments, the Company's principal products and examples of the primary end-uses:

BUSINESS SEGMENTS                 PRODUCTS                                PRIMARY END-USE
-----------------------  ---------------------------  --------------------------------------------------------
Reinforcement Products   Carbon Fibers                - Raw materials for industrial fabrics and prepregs; and
                                                      - Filament winding for various space, defense and
                                                        industrial applications.
                         Industrial Fabrics           - Printed circuit boards;
                                                      - Raw materials for prepregs and honeycomb;
                                                      - Various marine applications;
                                                      - Window blinds;
                                                      - Insulation;
                                                      - Metal and fume filtration systems;
                                                      - Soft body armor; and
                                                      - Civil engineering and construction applications.

--------------------------------------------------------------------------------

Composite Materials      Prepregs                     - Raw materials for composite structures and interiors;
                                                      - Semi-finished aircraft components;
                                                      - Munitions and defense systems; and
                                                      - Skis, snowboards, golf club shafts, fishing rods and
                                                        tennis rackets.
                         Structural Adhesives         - Bonding of structural materials and components,
                                                        including composite panels.
                         Honeycomb, Honeycomb         - Raw materials for composite structures and interiors;
                         Parts & Composite Panels       and
                                                      - Semi-finished aircraft components used in:
                                                        Helicopter blades;
                                                        Aircraft surfaces (flaps, wing tips, elevators and
                                                      fairings);
                                                        High-speed ferries, truck and train components;
                                                        Automotive components; and
                                                        Space shuttle doors.

--------------------------------------------------------------------------------

Engineered Products      Composite Structures         - Aircraft structures and finished aircraft components,
                                                        including:
                                                        Wing-to-body and flap track fairings;
                                                        Radomes;
                                                        Engine cowls and inlet ducts;
                                                        Wing panels; and
                                                        Truck floor panels.
                         Interiors                    - OEM and retrofit aircraft interiors, including:
                                                        Overhead stowage compartments;
                                                        Lavatories; and
                                                        Sidewalls and ceilings.

REINFORCEMENT PRODUCTS

    The Reinforcement Products business segment manufactures and markets carbon fibers and industrial fabrics.

    CARBON FIBERS: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain industrial fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce prepregs, and used in filament winding and advanced fiber placement to produce various other composite materials. Key product applications include structural components for commercial and military aircraft and space launch vehicles, as well as certain general industrial and recreational applications such as golf club shafts and tennis racquets.

    INDUSTRIAL FABRICS: Industrial fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, quartz, ceramic and other specialty reinforcements. These fabrics are sold to third-party customers for use in a wide range of products, including PCBs, window coverings and other architectural products, soft body armor, and a variety of structural materials and components used in aerospace, marine and rail applications. These fabrics are also used internally by the Company to manufacture prepregs and other composite materials.

    Hexcel's net sales and pro forma net sales of reinforcement products to third party customers, after giving effect to the acquisitions of the Acquired Clark-Schwebel, Ciba and Hercules Businesses as if those transactions had occurred at the beginning of 1996 were as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
Net sales........................................................  $   224.8  $   170.1  $   155.2
Pro forma net sales..............................................      370.5      410.3      402.7
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company expanded its reinforcement products business with the acquisitions of the Acquired Clark-Schwebel Business in 1998 and the Acquired Ciba and Hercules Businesses in 1996. The decrease in pro forma net sales in 1998 was the result of worldwide inventory adjustments in the electronics industry. Approximately 37%, 42% and 27% of the Company's production of reinforcement products was used internally to manufacture composite materials in 1998, 1997 and 1996, respectively. The percentage of production of reinforcement products for internal use decreased in 1998, due to the acquisition of the Acquired Clark-Schwebel Business and increased in 1997 from 1996 levels due to the increase in commercial aerospace composites materials sales.

                          REINFORCEMENT PRODUCTS
           KEY CUSTOMERS                    MANUFACTURING FACILITIES
AlliedSignal                          Anderson, SC
Alliant Techsystems                   Cleveland, GA
Cytec Fiberite                        Decatur, AL
IBM                                   Decines, France
Isola                                 Les Avenieres, France
Nelco                                 Salt Lake City, UT
Piad                                  Seguin, TX
Polyclad                              Statesville, NC
Second Chance                         Washington, GA

    As part of the Company's business consolidation program, the Company recently announced the closure of its Cleveland, Georgia facility. Production equipment from this facility will be relocated to the Company's Andersen, South Carolina, facility, with the closure expected to be completed by July 1, 1999.

COMPOSITE MATERIALS

    The Composite Materials business segment, which was recently reorganized on a global basis, has worldwide responsibility for manufacturing and marketing prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels.

    PREPREGS AND STRUCTURAL ADHESIVES: Prepregs are manufactured for sale to third party customers and for use by Hexcel in manufacturing other composite materials and structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include S-2-Registered Trademark- and E-type fiberglass, carbon, aramid, quartz, ceramic, Thorstrand-Registered Trademark-, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanates, epoxy, phenolic, polyester, polyimide and other specialty resins.

    Hexcel designs and markets a comprehensive range of Redux-Registered Trademark- film adhesives. These structural adhesives, which bond a wide range of composite, metallic and honeycomb surfaces, are used in a variety of product applications.

    HONEYCOMB, HONEYCOMB PARTS AND COMPOSITE PANELS: Honeycomb is a unique, lightweight, cellular structure generally composed of hexagonal nested cells. The product is similar in appearance to a cross-sectional slice of a beehive. The hexagonal cell design gives honeycomb a high strength-to-weight ratio and a uniform resistance to crushing. These basic characteristics are combined with the physical properties of the material from which the honeycomb is made to meet various engineering requirements.

    Hexcel produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic honeycomb materials include fiberglass, carbon, thermoplastics, non-flammable aramid papers and several other specialty materials.

    Hexcel sells honeycomb core material in standard block and sheet form and in laminated panel form. In the construction of composite panels, sheets of aluminum, stainless steel, prepreg or other laminates are bonded with adhesives to each side of a slice of honeycomb core, creating a "sandwich" structure. Hexcel also possesses advanced processing capabilities which enable the Company to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications. Such parts and assemblies are used as semi-finished components in the manufacture of composite structures.

    The largest market for honeycomb products is the aerospace market. The Company also sells honeycomb for non-aerospace applications including high-speed trains and mass transit vehicles, automotive parts, energy absorption products, marine vessel compartments, portable shelters, business machine cabinets and other general industrial uses. In addition, the Company produces honeycomb for its Engineered Products business segment for use in manufacturing finished parts for airframe OEMs.

    Hexcel's net sales and pro forma net sales of composite materials to third party customers, after giving effect to the acquisitions of the Acquired Clark-Schwebel, Ciba and Hercules Businesses as if those transactions had occurred at the beginning of 1996, were as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
Net sales........................................................  $   653.6  $   585.4  $   438.2
Pro forma net sales..............................................      653.6      585.4      502.0
                                                                   ---------  ---------  ---------

    The Company expanded its composite materials business in connection with the acquisitions of the Acquired Ciba and Hercules Businesses in 1996. These products have benefited from the increases in commercial aerospace build rates as further discussed under the captions "Markets and Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Approximately 3% of the Company's production of composite materials are used internally to manufacture composite structures and interiors.

                           COMPOSITE MATERIALS
           KEY CUSTOMERS                    MANUFACTURING FACILITIES
United States:                        United States:
Boeing                                Burlington, WA
CFAN                                  Casa Grande, AZ
Embraer                               Gilbert, AZ
Hawker de Havilland                   Lancaster, OH
Lockheed Martin                       Livermore, CA
Northrop Grumman                      Pottsville, PA
Rohr                                  Salt Lake City, UT
United Technologies                   Europe:
Europe:                               Dagneux, France
Aerospatiale                          Duxford, England
Alenia                                Linz, Austria
British Aerospace                     Parla, Spain
CASA                                  Swindon, England
DASA                                  Welkenraedt, Belgium

    The Company also operates sales offices in Sydney, Australia; Singapore; Taipei, Taiwan; Shanghai, China and Sao Paulo, Brazil.

ENGINEERED PRODUCTS

    Hexcel entered the composite structures and interiors businesses in connection with the purchase of the Acquired Ciba Business. The Engineered Products business segment has worldwide responsibility for manufacturing and marketing composite structures and interiors, primarily for use in the aerospace industry.

    COMPOSITE STRUCTURES: Composite structures and structural parts, are manufactured from a variety of composite materials (prepregs, honeycomb and structural adhesives) using such manufacturing processes as resin transfer molding, autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Composite structures include such items as wing-to-body and flap track fairings, radomes, engine cowls, inlet ducts, wing panels and other aircraft components. Composite structural components are also used in heavy trucks such as the cab floor of the Kenworth T2000 truck, and certain other industrial products.

    AIRCRAFT INTERIORS: The interiors operations of the Engineered Products business segment design and produce innovative, lightweight, high-strength composite interior systems for aircraft. Aircraft interior products, which include overhead stowage bins, lavatories, sidewalls and ceilings, are sold to Boeing and other airframe manufacturers for production on certain aircraft and to airlines for replacement of existing interior components. With increasing airline traffic and the trend of increased use of rolling carry-on luggage, airlines are increasingly requesting larger overhead stowage bins. The Company has developed a patented bin extension kit to increase the size of certain single-aisle aircraft overhead stowage bins which increases their capacity to accommodate these larger bags. This product is being marketed to the world's airlines.

    Hexcel's net sales and pro forma net sales of engineered products to third party customers, after giving effect to the acquisition of the Acquired Ciba Business as if the transaction had occurred at the beginning of 1996, were as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
Net sales........................................................  $   210.6  $   181.4  $   101.9
Pro forma net sales..............................................      210.6      181.4      114.7
                                                                   ---------  ---------  ---------

    The improvement in engineered products net sales primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing starting in the second half of 1996 and expanding sales of retrofit interior products.

                           ENGINEERED PRODUCTS
           KEY CUSTOMERS                    MANUFACTURING FACILITIES
Alenia                                Bellingham, WA
Boeing                                Brindisi, Italy
Cathy Pacific                         Kent, WA
Continental Airlines
Kenworth
Mitsubishi
Northrop Grumman
Qantas
United Airlines

    Further discussion of Hexcel's business operations and operating segments are contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

JOINT VENTURES AND ALLIANCE ACTIVITIES

    In January 1998, the Company reached an agreement in principle with Boeing and Aviation Industries of China to form a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications on commercial aircraft. This joint venture will be located in Tianjin, China. In February 1998, the Company signed an agreement with Boeing, Sime Darby Berhad and Malaysia Helicopter Services (now known as Naluri Berhad) to form another joint venture, Asian Composite Manufacturing Sdn. Bhd., to manufacture composite parts for secondary structures on commercial aircraft. This joint venture will be located in Alor Setar, Malaysia. Products manufactured by both joint ventures will be shipped to the Company's Kent, Washington facility for final assembly, inspection and shipment to Boeing as well as other customers worldwide. It is anticipated that the first parts will be delivered to customers in 2001. The Company's total estimated financial commitment to both of these joint ventures will be approximately $31 million, which is expected to be made in increments through 2001. However, implementation of these projects and their related investments, remain subject to certain significant conditions, including foreign government approvals.

    As part of the Acquired Clark-Schwebel Business, the Company also acquired significant equity ownership interests in three joint ventures: a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal in Taiwan; a 43.6% share in CS-Interglas AG ("CS-Interglas"), together with fixed-price options to increase this equity interest to approximately 84%; and a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the U.S. CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics industry. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

    In addition, Hexcel has a 45% equity interest in a joint venture in Japan with Dainippon Ink and Chemicals ("DIC"). This joint venture, which owns and operates a manufacturing facility in Komatsu, Japan, was formed in 1990 and produces and sells prepregs, honeycomb, decorative laminates and bulk molding compounds using technology licensed from Hexcel and DIC.

    Hexcel has also formed a global alliance with Sika Finanz AG ("Sika") to develop and market composite systems for the construction industry. Initial applications will focus on the strengthening and repair of existing structures using composite materials. Under the terms of the alliance, Sika will generally take leadership for the marketing and sale of alliance products under the Sika Carbodur-Registered Trademark- trade name, and Hexcel will take leadership for the development and manufacture of advanced structural materials for the alliance. Sika is a worldwide leader in construction chemicals and structural adhesives. Sika has extensive experience and expertise in the repair, protection and strengthening of structures in the construction industry and the use of elastic bonding technology in the transportation industry.

BUSINESS CONSOLIDATION

    Between 1996 and 1998, the Company announced various business consolidation plans. The goals of these consolidation plans were to integrate the Company's acquired businesses and to respond to changing market conditions and the need for continuous improvement. The Company also expects to complete a global capacity review of its worldwide facilities requirements during 1999. As a result of such review, on March 16, 1999, the Company announced the closing of its Cleveland, Georgia facility, which currently employs 100 people and produces fabrics for the electronics market. The ongoing global capacity review may result in the closing or right-sizing of additional facilities and, as a result, additional consolidation charges may be recognized in 1999.

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded business acquisition and consolidation expenses of $12.7 million, $25.3 million and $42.4 million, respectively, in relation to these plans as well as other costs relating to acquisitions that were either downsized or not consummated. Further discussion of the Company's business consolidation plans is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

LEAN ENTERPRISE AND VALUE CHAIN MANAGEMENT PROGRAMS

    The Company is in the process of implementing Lean Enterprise and value chain management programs which are designed to create a common way of managing the Company, with a singular focus on creating value for the Company's customers and eliminating waste throughout the value chain. This new management approach targets value creation, and challenges employees to continually reduce cost, improve operating efficiency and maximize the quality of the Company's products. Success of the program will depend on training employees to eliminate waste and non-value activity while improving business processes to deliver superior product faster and more efficiently than Hexcel's competitors.

    The goals of the program are reduced scrap, faster manufacturing cycle times, shorter equipment set-up and clean-down times, lower manufacturing rejects and warranty claims, faster processing of customer orders and deliveries, simplified manufacturing procedures and improved manufacturing processes. All of these actions, if successful, are expected to result in higher throughput and greater capacity on existing manufacturing equipment, thereby reducing both capital expenditures and facility requirements. Improved efficiency and quality are expected to result in lower unit labor requirements and thereby lower product costs and lower inventory requirements.

    The potential for improvement encompasses the Company's entire vertically integrated supply chain, including its manufacturing plants, support functions, product development activities and customers and suppliers. The Lean Enterprise program is also systematically linked with key initiatives to improve the quality and effectiveness of global procurement activities. The results of these multi-year initiatives will be measured by the satisfaction of customers and the progressive improvement in the Company's operating performance.

RAW MATERIALS AND PRODUCTION ACTIVITIES

    Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the PAN used as a precursor material in the manufacture of carbon fibers. The Company consumed internally approximately 43% and 39% of its carbon fiber and fabric production, respectively, in 1998. However, the Company purchases most of the raw materials used in production. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on operations.

    Hexcel's production activities are generally based on a combination of "make-to-order" and "make-to-forecast" production requirements. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.

RESEARCH AND TECHNOLOGY; PATENTS AND KNOW-HOW

    Hexcel's Research and Technology ("R&T") function supports all of the Company's core businesses worldwide. Through R&T activities, the Company maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composites structures, process engineering, analysis and testing of composite materials, computational design and prediction, and other scientific disciplines related to the Company's worldwide business base. Additionally Hexcel's R&T function performs a limited amount of contract research and development in the U.S. and Europe for strategically important customers in the areas of ceramics, higher temperature polymers, advanced textiles and composite structures manufacturing.

    Hexcel's products rely primarily on the Company's expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, the Company has been placing more emphasis on cost effective product design and lean manufacturing in recent years. Towards this end, the Company has entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. Management believes that the Company possesses unique capabilities to design, develop and manufacture composite materials and structures. In addition to the rights to certain technologies obtained as part of the Fiberite transaction, the Company owns and maintains in excess of 100 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is the Company's policy to actively enforce its proprietary rights. The Company believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

    Hexcel spent $23.6 million for research and technology in 1998, $18.4 million in 1997 and $16.7 million in 1996. These expenditures were expensed as incurred.

MARKETS AND CUSTOMERS

    Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for the three years ended December 31:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
NET SALES BY MARKET
Commercial aerospace................................................         63%        64%        56%
Space and defense...................................................         12          9         11
Electronics                                                                   8          5          6
General industrial..................................................         12         15         17
Recreation..........................................................          5          7         10
                                                                      ---------  ---------  ---------
  Total.............................................................        100%       100%       100%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

NET SALES BY GEOGRAPHY
United States.......................................................         54%        56%        49%
U.S. exports........................................................          9          8          8
International.......................................................         37         36         43
                                                                      ---------  ---------  ---------
  Total.............................................................        100%       100%       100%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

SIGNIFICANT CUSTOMERS

    To the extent that the end application of net sales can be identified, Boeing and related subcontractors accounted for approximately 35% of 1998 net sales, and Airbus and related subcontractors accounted for approximately 11% of 1998 net sales. The loss of all or a significant portion of the business with Boeing or Airbus, which Hexcel does not currently anticipate, could have a material adverse effect on sales and earnings.

COMMERCIAL AEROSPACE

    Historically the commercial aerospace industry has led the development of applications for advanced structural materials and components because it has the strongest need for the performance properties of these materials and is well positioned to maximize the economic benefits from their use. Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

    Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. A recent document, published by Boeing, projects that revenue passenger miles will increase an average of 4.9% per year over the next decade, providing a source of long-term demand for new commercial aircraft. However, recent economic events in Asia, Latin America and other parts of the world may result in difficulties in achieving this projected growth rate, especially in the near term. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities as well as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines for higher payloads and more fuel efficient aircraft, which in turn is influenced by the price of fuel.

    Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing, including McDonnell Douglas, and Airbus declined by 48% from 1992 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft. Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined total of 397 in 1996, 557 in

1997, and 788 in 1998. Based on published projections, including a press release issued by Boeing on January 26, 1999, combined deliveries are expected to peak at 913 in 1999, before declining to 797 in 2000. Set forth below are historical and projected deliveries as published by Boeing and Airbus:

                                          1990         1991         1992         1993         1994         1995         1996
                                          -----        -----        -----        -----        -----        -----        -----
Boeing/McDonnell Douglas.............         527          605          573          409          311          256          271
Airbus...............................          95          163          157          138          127          124          126
                                              ---          ---          ---          ---          ---          ---          ---
Total................................         622          768          730          547          438          380          397
                                              ---          ---          ---          ---          ---          ---          ---
                                              ---          ---          ---          ---          ---          ---          ---

                                                                        PROJECTED
                                                                      -------------
                                          1997         1998         1999         2000
                                          -----        -----        -----        -----
Boeing/McDonnell Douglas.............         375          559          620          480
Airbus...............................         182          229          293          317
                                              ---          ---          ---          ---
Total................................         557          788          913          797
                                              ---          ---          ---          ---
                                              ---          ---          ---          ---

    Approximately 35%, 36% and 22% of Hexcel's 1998, 1997 and 1996 net sales, respectively, were identifiable as sales to Boeing and related subcontractors. Of the 35% of sales attributable to Boeing and its subcontractors, 32% and 3% related to commerical areospace and space and defense market applications, respectively. Approximately 11%, 10% and 10% of Hexcel's 1998, 1997 and 1996 net sales, respectively, were identifiable as sales to Airbus, and related subcontractors. These percentages are expected to decline in 1999, as a result of the projected trends in commercial aircraft deliveries as well as to certain procurement and manufacturing trends. In addition, the acquisition of the Acquired Clark-Schwebel Business will increase the proportion of Hexcel's sales to the electronics market in 1999. On a pro forma basis, Hexcel's net sales for the year ended December 31, 1998 to Boeing, Airbus and related subcontractors were approximately 34% of its total net sales.

    Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million. Based on published projections, combined deliveries for Boeing and Airbus are expected to peak at 913 in 1999, before declining to approximately 800 in 2000. As the Company supplies its products ahead of the delivery of a commercial aircraft, it will start to see the impact of reduced Boeing production rates by summer 1999. The Company's sales to regional and general aviation aircraft manufacturers remain robust.

SPACE AND DEFENSE

    The space and defense markets have historically been innovators in and sources of significant demand for advanced structural materials. For example, advanced structural materials made a major contribution to the development of "stealth" aircraft technologies. However, aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the U.S. and certain European governments. Consequently, the space and defense market for composite materials and structures declined significantly during the early part of this decade, as a result of substantial decreases in military aircraft procurement that began in the late 1980's. Presently, there are a number of potentially significant military aircraft programs in various stages of development or initial production that utilize advanced structural materials. Hexcel has a number of carbon fiber and composite material products qualified for use on several of these programs, including the competing development versions of the Joint Strike Fighter (JSF), the F-22 (Raptor) and F/A-18 E/F (Hornet) aircraft, the European Fighter Aircraft (Typhoon), the C-17 cargo and V-22 (Osprey) tilt-rotor aircraft, RAH-66 (Comanche) and NH90 helicopter.

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

ELECTRONICS

    The acquisition of the Acquired Clark-Schwebel Business provides Hexcel with a global platform to supply the electronics industry, which the Company believes has attractive long-term growth potential. The Acquired Clark-Schwebel Business is the largest producer of fine, lightweight fiberglass fabrics used in the fabrication of multilayer PCBs, with an estimated 50% market share in the U.S. In addition to its U.S. businesses, it has significant ownership positions in three joint ventures: CS-Interglas, Asahi-Schwebel and CS Tech-Fab. CS-Interglas and Asahi-Schwebel are leading fiberglass fabric manufacturers in Europe, Japan and Southeast Asia with estimated electronics fiberglass fabric market shares of 36%, 38% and 13%, respectively. Hexcel's existing operations in Europe also partcipate in the eclecronics fiberglas fabric market. Fiberglass fabrics are a critical component used in the production of PCBs, which are integral to most advanced electronics products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances.

GENERAL INDUSTRIAL AND RECREATION MARKETS

    Hexcel has focused its participation in general industrial and recreation markets in areas where the application of advanced structural material technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance is the key product criterion. Accordingly, future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within general industrial markets, key applications include surface transportation (automobiles, trucks, mass transit and high-speed rail and marine applications), wind energy and civil engineering. Within the recreation market, key product applications in which the Company is involved include skis, snowboards, golf club shafts, fishing rods, tennis rackets and bicycles. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology in its general industrial and recreation markets.

HEXCEL VENTURES

    In 1997, the Company created Hexcel Ventures, which is an internal organization responsible for certain entrepreneurial activities outside of the Company's commercial aerospace and space and defense markets. This organization focuses on leveraging Hexcel's vertically integrated capabilities and geographic reach to bring cost effective advanced materials solutions to new customers and applications. In particular, Hexcel Ventures seeks to stimulate internally and externally driven growth and diversification through targeted projects in areas such as automotive, civil engineering/construction and composite part making for industrial applications.

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

BACKLOG

    The following table summarizes the backlog of orders by product group as of December 31, 1998 and 1997 (IN MILLIONS):

AS OF DECEMBER 31, 1998                               AEROSPACE(a)    NON-AEROSPACE(b)      TOTAL
----------------------------------------------------  -------------  -------------------  ---------
Reinforcement products..............................    $    12.4         $    14.1       $    26.5
Composite materials.................................        267.0              26.5           293.5
Engineered products.................................        172.7               0.4           173.1
                                                           ------             -----       ---------
  Total.............................................    $   452.1         $    41.0       $   493.1
                                                           ------             -----       ---------
                                                           ------             -----       ---------


AS OF DECEMBER 31, 1997                               AEROSPACE(a)    NON-AEROSPACE(b)      TOTAL
----------------------------------------------------  -------------  -------------------  ---------
Reinforcement products..............................    $    33.3         $    24.4       $    57.7
Composite materials.................................        273.2              19.1           292.3
Engineered products.................................        170.0                --           170.0
                                                           ------             -----       ---------
  Total.............................................    $   476.5         $    43.5       $   520.0
                                                           ------             -----       ---------
                                                           ------             -----       ---------

(a) Includes commercial aerospace and space and defense markets.

(b) Includes electronics, general industrial and recreation markets.

    The backlog of orders for aerospace materials to be filled within 12 months was $452.1 million as of December 31, 1998, as compared to $476.5 million as of December 31, 1997 and $347.5 million as of December 31, 1996. The decrease in backlog reflects a number of factors, including a continuing trend toward shorter lead times and better supply-chain management by the industry overall.

    Orders for aerospace materials generally lag behind the award of orders for new aircraft by a considerable period. Thus, the level of new aircraft procurement normally will not have an impact on aerospace orders received by Hexcel for about one to three years, depending on the nature of the product, the manufacturer, and delivery schedules. Aerospace orders are generally received by the Company between one and eighteen months prior to scheduled delivery of the aircraft to the customer. However, in the light of changing conditions in the aerospace industry discussed above, twelve month backlog information may no longer be a meaningful trend indicator. The Company continues to closely watch the economic situation in Asia, along with overall aircraft orders and production trends, to monitor future sales.

    Backlog for non-aerospace was $41.0 million at December 31, 1998 compared with $43.5 million at December 31, 1997. The decrease in backlog is primarily attributable to a decrease in orders from customers in the recreation market. Customers in the electronics, general industrial and recreation markets generally operate with little advance purchasing and thus, backlog is subject to certain fluctuations. The Acquired Clark-Schwebel Business also operates with nominal backlog. The Company's backlog in the non-aerospace markets for the next twelve months is therefore not necessarily a meaningful indicator of future sales.

COMPETITION

    In the production and sale of advanced structural materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company's products are highly competitive and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, the Company competes with substitute structural materials such as structural foam, wood, metal, and concrete.

Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality and product performance.

ENVIRONMENTAL MATTERS

    To date, environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is contained under the caption, "Legal Proceedings," and in Note 14 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

EMPLOYEES

    As of December 31, 1998, Hexcel employed 6,875 full-time employees, compared with 5,597 and 5,013 as of December 31, 1997 and 1996, respectively. The increase from the end of 1997 to the end of 1998 is primarily attributable to the Acquired Clark-Schwebel Business, which added approximately 1,300 employees to Hexcel's workforce. The increase from the end of 1996 to the end of 1997 is primarily attributable to the growth in the Company's sales.

ITEM 2.  PROPERTIES.

    Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut and Pleasanton, California. The Company's corporate research and technology administration and certain composite materials laboratories are located in Dublin, California.

    The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured. The following table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

                            MANUFACTURING FACILITIES

                                            APPROXIMATE
FACILITY LOCATION                          SQUARE FOOTAGE                    PRINCIPAL PRODUCTS
-----------------------------------------  --------------  ------------------------------------------------------
United States:
  Anderson, South Carolina...............       432,000    Reinforcement fabrics
  Bellingham, Washington.................       188,000    Interiors
  Burlington, Washington.................        73,000    Honeycomb Parts
  Casa Grande, Arizona...................       307,000    Honeycomb and Honeycomb Parts
  Cleveland, Georgia *...................        93,000    Heavyweight electronic fabric
  Decatur, Alabama.......................       159,000    PAN Precursor (used to produce Carbon Fibers)
  Gilbert, Arizona.......................        30,000    Prepregs
  Kent, Washington.......................       883,000    Composite Structures; Interiors
  Lancaster, Ohio........................        49,000    Prepregs
  Livermore, California..................       141,000    Prepregs
  Pottsville, Pennsylvania...............       134,000    Honeycomb Parts
  Salt Lake City, Utah...................       371,000    Carbon Fibers; Prepregs
  Seguin, Texas..........................       204,000    Reinforcement fabrics
  Statesville, North Carolina............       553,000    Lightweight electronic fabrics; reinforcement fabrics
  Washington, Georgia....................       160,000    Midweight electronic fabrics

                                            APPROXIMATE
FACILITY LOCATION                          SQUARE FOOTAGE                    PRINCIPAL PRODUCTS
-----------------------------------------  --------------  ------------------------------------------------------
International:
  Brindisi, Italy........................       110,000    Engineered Products
  Dagneux, France........................       130,000    Prepregs
  Decines, France........................        90,000    Reinforcement fabrics
  Duxford, United Kingdom................       440,000    Prepregs; Honeycomb and Honeycomb Parts
  Les Avenieres, France..................       476,000    Reinforcement fabrics; Prepregs
  Linz, Austria..........................       163,000    Prepregs
  Parla, Spain...........................        43,000    Prepregs
  Swindon, United Kingdom................        20,000    Honeycomb Parts
  Welkenraedt, Belgium...................       223,000    Honeycomb and Honeycomb Parts

* On March 16, 1999, the Company announced its intention to close its Cleveland, GA. facility by July, 1999.

    Hexcel leases the facilities located in Anderson, South Carolina; Washington, Georgia; Statesville, North Carolina; Gilbert, Arizona; and Swindon, U.K., and the land on which the Burlington, Washington facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona; Bellingham and Kent, Washington; Linz, Austria; and Les Avenieres, France.

ITEM 3.  LEGAL PROCEEDINGS.

    Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, and environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    The Company is subject to numerous federal, state, local and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. These laws and regulations include the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund"), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act, and analogous state laws and regulations. Regulatory standards under these environmental laws and regulations have tended to become increasingly stringent over time.

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties ("PRPs"). The Company believes, however, based on its experience with such matters, the amount and the nature of its waste, and the number of other financially viable PRPs, that the Company's liability in connection with such matters will not be material.

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

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company was a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company has determined that the cost sharing agreement terminated on December 22, 1998; however, the other party disputes this determination. The Company's estimate of other costs associated with the cleanup of the Kent site are accrued in the accompanying consolidated balance sheets.

    The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. The Company is not in a position to predict the direction or outcome of the investigation and is cooperating with the Department of Justice.

PRODUCT CLAIM

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Two customers alleged that Hexcel Composites S.A. was responsible for the problem. In 1998, the Company negotiated a settlement to be paid in 1999 with one customer and the Company expects to settle with the remaining customer in 1999. The Company's estimated liability for this matter is accrued in the accompanying consolidated balance sheets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

    Hexcel did not declare or pay any dividends in 1998, 1997 or 1996. The payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements.

    On March 24, 1999, there were 1778 holders of record of Hexcel common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by Item 6 is contained on page 33 of this Form 10-K under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by Item 7 is contained on pages 34 to 51 of this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION DISCLOSURES ABOUT MARKET RISK.

    The information required by Item 7A is contained under the heading "Market Risks" on page 47 of this Form 10-K and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is contained on pages 52 to 86 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The reports of the independent public accountants for the years ended December 31, 1998, 1997 and 1996 are contained on pages 54 and 55 of this Form 10-K under the captions "Report of Independent Accountants" and "Independent Auditors' Report" and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On July 10, 1997, the Company changed independent auditors. There were no disagreements or other reportable events related to this change.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Listed below are the directors of Hexcel as of March 24, 1999, the positions with the Company held by them and a brief description of each director's prior business experience.

                                            DIRECTOR
NAME                              AGE         SINCE                          POSITION(S) WITH HEXCEL
----------------------------      ---      -----------  ------------------------------------------------------------------
John J. Lee.................          62         1993   Chairman of the Board; Chief Executive Officer; Director
Harold E. Kinne.............          59         1998   President and Chief Operating Officer; Director
John M.D. Cheesmond.........          49         1996   Director
Marshall S. Geller..........          60         1994   Director
John J. McGraw..............          58         1999   Director
Martin Riediker.............          47         1999   Director
Stanley Sherman.............          60         1996   Director
Martin L. Solomon...........          62         1996   Director
George S. Springer..........          65         1993   Director
Franklin S. Wimer...........          63         1995   Director

    JOHN J. LEE, age 62, has served as Chairman of the Board of Directors of Hexcel since February 1996, Chief Executive Officer since January 1994, Chairman and Chief Executive Officer from January 1994 to February 1995, Chairman and Co-Chief Executive Officer from July 1993 to December 1993 and a director since May 1993. He also serves as Chairman of the Nominating Committee and is a member of the Finance Committee of Hexcel. Mr. Lee is a director of Hvide Marine Incorporated, a marine support and transportation services company. He has served as Chairman of the Board, President and Chief Executive Officer of Lee Development Corporation, a merchant banking company, since 1987. He is also a trustee of Yale University. Mr. Lee was a director of Aviva Petroleum Corporation, an oil and gas exploration company, from 1993 to 1998, a director of XTRA Corporation, a transportation equipment leasing company, from 1990 to 1996 and Chairman of the Board and Chief Executive Officer of Seminole Corporation, a manufacturer and distributor of fertilizer, from 1989 to 1993. Mr. Lee served as an advisor to the Clipper Group, a private investment partnership, from 1993 to 1998. Mr. Lee also served as a director of Tosco Corporation, a national refiner and marketer of petroleum products, from 1988 to 1993 and as President and Chief Operating Officer of Tosco Corporation from 1990 through 1993.

    HAROLD E. KINNE, age 59, has served as President, Chief Operating Officer and a member of the Board of Directors of Hexcel since July 1998. Prior to joining Hexcel, he was President of the Additives Division, corporate vice president, a member of the corporate management committee and a director of Ciba Specialty Chemicals Corporation ("CSCC") from 1996 to June 1998. Mr. Kinne also held the same positions in Ciba-Geigy Corporation ("CGC") from 1988 through 1996. Prior to that, Mr. Kinne served as Vice President, Pigments, for the Plastics & Additives Division of CGC from 1986 to 1988. Mr. Kinne has held various other technical and managerial positions with CGC from 1965 to 1986.

    JOHN M.D. CHEESMOND, age 49, has been a director of Hexcel since February 1996. Mr. Cheesmond also serves as Chairman of the Executive Compensation Committee and is a member of the Finance Committee of Hexcel and is Executive Vice President of Ciba Specialty Chemicals, Inc. (Switzerland). Mr. Cheesmond was Senior Vice President and Head of Regional Finance and Control of Ciba Geigy Limited ("CGL") from 1994 to 1996. From 1991 to 1993, Mr. Cheesmond served as Group Vice President, Planning, Information and Control at Ciba Vision Corporation.

    MARSHALL S. GELLER, age 60, served as Co-Chairman of the Board of Directors of Hexcel from February 1995 to February 1996 and has been a director of Hexcel since August 1994. Mr. Geller also serves as a member of the Audit, Executive Compensation and Nominating Committees of Hexcel. Mr. Geller has served as Chairman of the Board, Chief Executive Officer and founding partner at Geller & Friends Capital Partners, Inc., a merchant banking firm, since 1995. Mr. Geller was Senior Managing Director of Golenberg & Geller, Inc., a merchant banking firm, from 1991 to 1995; Vice Chairman of Gruntal & Company, an investment banking firm, from 1988 to 1990; and a Senior Managing Director of Bear, Stearns & Co., Inc., an investment banking firm, from 1967 to 1988. Mr. Geller is currently a director of Ballantyne of Omaha, Inc., Players International, Value Vision International, Inc., iMall Inc., Cabletel Communications Corp., Stroud's, Inc. and various other privately-held corporations and charitable organizations.

    JOHN J. McGRAW, age 58, has been a director of Hexcel since February 1999. Mr. McGraw is Vice President, General Counsel, Secretary and a member of the Board of Directors of CSCC. Mr. McGraw served as Vice President, General Counsel and Secretary of CGC from 1998 to 1996, and was a member of the Board of Directors and of the Finance Committee of CGC from 1989 to 1996. Mr. McGraw also serves on the Board of Directors of the Westchester Legal Aid Society.

    MARTIN RIEDIKER, age 47, has been a director of Hexcel since February 1999. Mr. Riediker is Global President of Ciba's Consumer Care Division and a member of Ciba's Executive Committee and as such is also responsible for Ciba's Performance Polymers Division. Mr. Riediker was appointed Head of CGL's Ciba Chemicals Division in 1995. From 1994 to 1995 he served as head of CGC's US Polymers Division and as a Management Committee member of CGC in the United States.

    STANLEY SHERMAN, age 60, has been a director of Hexcel since February 1996. Mr. Sherman also serves as a member of the Executive Compensation and Finance Committees of Hexcel. Mr. Sherman is President, Chief Executive Officer and Chairman of the Board of Ciba Specialty Chemicals Corporation and Chairman of the Board of Ciba Specialty Chemicals (Canada). Mr. Sherman served as a director and Vice President and Chief Financial Officer of CGC from 1991 to 1996, and was a member of the Finance Committee and the Corporate Management Committee of CGC's Board of Directors. From 1986 to 1991, Mr. Sherman served as Vice President-Corporate Planning of CGC. Mr. Sherman also serves on the Board of Directors of the Chemical Manufacturers Association and of the Westchester Educational Coalition.

    MARTIN L. SOLOMON, age 62, has been a director of Hexcel since May 1996. Mr. Solomon serves as Chairman of the Finance Committee and is a member of the Audit and Executive Compensation Committees of Hexcel. Mr. Solomon has been Chairman and Chief Executive Officer of American County Holdings, Inc., an insurance holding company, since 1997 and a self-employed investor since 1990. Mr. Solomon was a director and Vice Chairman of the Board of Directors of Great Dane Holdings, Inc., which is engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance, from 1985 to 1996, Managing Partner of Value Equity Associates I, L.R., an investment partnership, from 1988 to 1990, and was an investment analyst and portfolio manager of Steinhardt Partners, an investment partnership, from 1985 to 1987. Mr. Solomon has been a director of XTRA Corporation since 1990, of Telephone and Data Systems Inc., a diversified telecommunications service company, since 1997. Mr. Solomon is also a director of various privately-held corporations and civic organizations.

    GEORGE S. SPRINGER, age 65, has been a director of Hexcel since January 1993. Mr. Springer also serves as Chairman of the Technology Committee of Hexcel. Mr. Springer is the Paul Pigott Professor and Chairman of the Department of Aeronautics and Astronautics, and by courtesy, Professor of Mechanical Engineering and Professor of Civil Engineering, at Stanford University. Mr. Springer joined Stanford University's faculty in 1983.

    FRANKLIN S. WIMER, age 63, was a director of Hexcel from February 1995 to February 1996 and was reelected in May 1996. Mr. Wimer also serves as Chairman of the Audit Committee and is a member of the Technology Committee of Hexcel. Mr. Wimer is President and Principal of UniRock Management Corporation ("UniRock"), a private merchant banking firm based in Denver, Colorado. Mr. Wimer has been with UniRock since 1987. UniRock acted as strategic planning consultant to Hexcel from December 1993 through April 1996. Mr. Wimer is currently Chairman of the Board of Vista Restaurants, Inc., Chairman of the Board of Colorado Gaming & Entertainment Co. and is a director of the Denver Paralegal Institute and Foresight Products, Inc.

    (b) Listed below are the executive officers and other senior management of Hexcel as of March 24, 1999, the positions held by them and a brief description of their business experience. For additional information concerning Messrs. Lee and Kinne, see Item 10(a).

                                          EXECUTIVE
                                           OFFICER
NAME                            AGE         SINCE                            POSITION(S) WITH HEXCEL
--------------------------      ---      -----------  ---------------------------------------------------------------------
John J. Lee                         62         1993   Chairman of the Board; Chief Executive Officer; Director
Harold E. Kinne                     59         1998   President; Chief Operating Officer; Director
Stephen C. Forsyth                  43         1994   Executive Vice President; Chief Financial Officer
Ira J. Krakower                     58         1996   Senior Vice President; General Counsel; Secretary
Lynn L. Brown                       49         1999   Vice President of Human Resources
Wayne C. Pensky                     43         1993   Vice President; Corporate Controller; Chief Accounting Officer
Robert A. Petrisko                  44         1993   Vice President of Research and Technology
Gary L. Sandercock                  57         1989   Vice President of Manufacturing
Joseph H. Shaulson                  33         1996   Vice President of Planning and Integration
David M. Wong                       54         1996   Vice President of Corporate Affairs
Bruce D. Herman                     43         1996   Treasurer
William Hunt                        55         1996   President of the Composites Materials business unit
William D. Bennison                 54         1998   President of the Hexcel Schwebel business unit
Justin P.S. Taylor                  45         1996   President of the Structures and Interiors business unit
James N. Burns                      58         1996   President of the Fibers business unit

    STEPHEN C. FORSYTH, age 43, has served as Executive Vice President of Hexcel since June 1998, Chief Financial Officer since November 1996 and Senior Vice President of Finance and Administration between February 1996 and June 1998. Mr. Forsyth served as Vice President of International Operations of Hexcel from October 1994 to February 1996, General Manager of Hexcel's Resins Business and Export Marketing from 1989 to 1994 and has held other general management positions with Hexcel from 1980 to 1989. Mr. Forsyth joined Hexcel in 1980.

    IRA J. KRAKOWER, age 58, has served as Senior Vice President, General Counsel and Secretary of Hexcel since September 1996. Prior to joining Hexcel, Mr. Krakower served as Vice President and General

Counsel to Uniroyal Chemical Corporation from 1986 to August 1996 and served on the Board of Directors of and as Secretary of Uniroyal Chemical Company, Inc. from 1989 to 1996.

    LYNN L. BROWN, age 49, has served as Vice President of Human Resources since March 1999. Prior to joining Hexcel, Ms. Brown served as Vice President of Human Resources at MKE-Quantum Components, LLC from 1998 to February 1999, as Vice President of Organizational Development and International Human Resources at Burger King Corporation from 1996 to 1998, and as Director of Human Resources at several business units of AlliedSignal, Inc. from 1993 to 1996.

    WAYNE C. PENSKY, age 43, has served as Vice President of Hexcel since December 1998 and as Corporate Controller and Chief Accounting Officer of Hexcel since July 1993. Prior to joining Hexcel in 1993, Mr. Pensky was a partner at Arthur Andersen & Co., an accounting firm, where he was employed from 1979 to 1993.

    ROBERT A. PETRISKO, age 44, has served as Vice President of Research and Technology of Hexcel since September 1993. Mr. Petrisko served at Hexcel's Chandler facility as Manager of the Signature Technology Group from 1989 to April 1993 and as Director of Aerospace Technology from April 1993 to September 1993. Mr. Petrisko joined Hexcel in 1989 after serving as a Research Specialist with Dow Corning Corporation from 1985 to 1989.

    GARY L. SANDERCOCK, age 57, has served as Vice President of Manufacturing of Hexcel since October 1996. From February 1996 to October 1996, he served as President of Hexcel's Special Process business unit. Mr. Sandercock served as Vice President of Manufacturing of Hexcel from April 1993 to February 1996, Vice President of the Reinforcement Fabrics business unit of Hexcel from 1989 to 1993, General Manager of the Trevarno Division of Hexcel from 1985 to 1989 and has held other manufacturing and general management positions from 1967 to 1985. Mr. Sandercock joined Hexcel in 1967.

    JOSEPH H. SHAULSON, age 33, has served as Vice President of Planning and Integration of Hexcel since November 1998. Mr. Shaulson served as Vice President of Corporate Development of Hexcel from April 1996 to October 1998. In addition, Mr. Shaulson served as Acting General Counsel and Acting Secretary of Hexcel from April 1996 to September 1996. Prior to joining Hexcel, Mr. Shaulson was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he was employed from 1991 to 1996.

    DAVID M. WONG, age 54, has served as Vice President of Corporate Affairs of Hexcel since February 1996. Mr. Wong served as Hexcel's Director of Special Projects from July 1993 to February 1996, Corporate Controller and Chief Accounting Officer of Hexcel from 1983 to 1993 and has held other general management positions from 1979 to 1983. Mr. Wong joined Hexcel in 1979.

    BRUCE D. HERMAN, age 43, has served as Treasurer of Hexcel since April 1996. Prior to joining Hexcel, Mr. Herman served as Vice President of Finance in the Transportation and Industrial Financing Division of USL Capital Corp. (formerly U.S. Leasing Inc.) ("USL") from 1993 to 1996. Mr. Herman also served as Vice President of Finance in the Equipment Financing Group of USL from 1991 to 1993.

    WILLIAM HUNT, age 55, has served as President of Hexcel's Global Materials business unit since November 1998 and as President of the former Hexcel EuroMaterials business unit since February 1996. Mr. Hunt served as President of the EuroMaterials unit of the Ciba Composites Business from 1991 to February 1996 and as Managing Director of Ciba-Geigy Plastics ("CGP") from 1990 to 1991. Prior to joining CGP in 1990, Mr. Hunt held various other technical and managerial positions, including the position of Managing Director of Illford Limited (Photographic) Co.

    WILLIAM D. BENNISON, age 54, has served as President of the Hexcel Schwebel business unit since November 1998. Mr. Bennison also serves as President of Clark-Schwebel Tech-Fab Company and as a director of CS-Interglas AG and Asahi-Schwebel Co. Ltd. Prior to joining Hexcel, Mr. Bennison was President of Clark-Schwebel, Inc. from 1991 to September 1998.

    JUSTIN P. S. TAYLOR, age 45, has served as President of Hexcel's Structures and Interiors business unit since April 1996. From July 1995 to April 1996, Mr. Taylor served as a member of CGL's strategic planning unit. Prior to July 1995, Mr. Taylor held various management positions in the Heath Tecna Division of CGC.

    JAMES N. BURNS, age 58, has served as President of Hexcel's Fibers business unit since July 1996. Prior to his employment with Hexcel, Mr. Burns served in a number of management positions with the Composite Products Division of Hercules Incorporated, including Business Director from March 1995 to June 1996, Business Unit Director of Advanced Composite Materials from June 1992 to March 1995 and Vice President of Marketing from June 1986 to June 1992.

    (c) There are no family relationships among any of Hexcel's directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.  FINANCIAL STATEMENTS

    The consolidated financial statements of Hexcel, notes thereto, and report of independent accountants are listed on page 52 of this Annual Report on Form 10-K and are incorporated herein by reference.

B.  REPORTS ON FORM 8-K

    Current Report on Form 8-K dated March 29, 1999, relating to the Company's outlook for the first quarter of 1999.

    Current Report on Form 8-K dated March 17, 1999 relating to the closure of the Company's facility in Cleveland, Georgia.

    Current Report on Form 8-K dated January 25, 1999 relating to the Company's fourth quarter 1998 and year-end net sales, EBITDA and net income.

    Current Report on Form 8-K dated January 5, 1999 with respect to the Company's proposed issuance of Senior Subordinated Notes due 2009.

    Current Report on Form 8-K dated December 30, 1998 relating to the consummation of the acquisition a 43.6% equity interest in CS-Interglas AG and the Company's business consolidation program.

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

   2.1(c)    Distribution Agreement dated as of February 29, 1996 among the Company, Brochier S.A., Composite
               Materials Limited, Salver S.r.l. and Ciba Geigy Limited (incorporated by reference to Exhibit
               2.1(c) to the Company's Current Report on Form 8-K dated as of March 15, 1996).

   2.1(d)    Consent Letter dated February 21, 1997, between Hexcel and Ciba Specialty Chemicals Holding Inc.
               (incorporated herein by reference to Exhibit 2.1(d) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).

   2.2       Sale and Purchase Agreement dated as of April 15, 1996 among Hexcel Corporation, Hercules
               Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to
               Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal Quarter ended March 31,
               1996).

   2.2(a)    Amendment Number One dated as of June 27, 1996 to the Sale and Purchase Agreement among Hexcel
               Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.2 to Hexcel's Current Report on Form 8-K dated July 12, 1996).

   2.2(b)    Letter Agreement dated as of June 27, 1996 among Hexcel Corporation, Hercules Incorporated, Hercules
               Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.3 to Hexcel's
               Current Report on Form 8-K dated July 12, 1996).

   2.3       Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite, Inc. and Hexcel
               Corporation, dated as of April 21, 1997 (incorporated herein by reference to Exhibit 10.1 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

   2.3(a)    Amended and Restated Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite,
               Inc. and Hexcel Corporation, dated as of August 25, 1997 (incorporated herein by reference to
               Exhibit 10.11 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   2.4       License of Intellectual Property agreement, by and among Hexcel Corporation and Fiberite, Inc., dated as of August 29, 1997 (incorporated herein by reference to Exhibit 10.12 to Hexcel's Quarterly
               Report on Form 10-Q for the Quarter ended September 30, 1997).

   2.5       Asset Purchase Agreement by and among the Company, Stamford CS Acquisition Corp., Clark-Schwebel
               Holdings, Inc. and Clark-Schwebel Inc., dated July 25, 1998 (incorporated herein by reference to
               Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on July 30, 1998).

   2.5(a)    Amendment No. 1 to Asset Purchase Agreement by and among the Company, Stamford CS Acquisition Corp.,
               Clark-Schwebel Holdings, Inc. and Clark-Schwebel Inc., dated as of September 15, 1998 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on September 24,
               1998).

   2.5(b)    Amendment No. 2 to Asset Purchase Agreement by and among the Company and EQCSI Holding Corp., formerly known as Clark-Schwebel, Inc., dated as of December 23, 1998 (incorporated herein by reference to Exhibit 2.5(b) to the Company's Registration Statement on Form S-4 (No. 333-71601),
               filed on February 2, 1999).

   2.6       First Amended Plan of Reorganization dated as of November 7, 1994 (incorporated by reference to
               Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the fiscal Quarter ended October 2,
               1994).

   3.1       Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to
               Exhibit 1 to Hexcel's Registration Statement on Form 8-A dated July 9, 1996, Registration No.
               1-08472).

   3.2       Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 2 to
               Hexcel's Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).

   4.1       Indenture dated as of January 21, 1999 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 9 3/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No.
               333-71601), filed on February 2, 1999).

   4.2       Registration Rights Agreement dated as of January 21, 1999 by and among Hexcel Corporation, Credit
               Suisse First Boston Corporation and Salomon Smith Barney Inc., relating to the issuance of the
               9 3/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to the
               Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

   4.3       Purchase Agreement dated as of January 15, 1999 by and among Hexcel Corporation, Credit Suisse First
               Boston Corporation and Salomon Smith Barney Inc., relating to the issuance of the 9 3/4% Senior
               Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.3 to the Company's
               Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

   4.4       Indenture dated as of July 24, 1996 between Hexcel Corporation and First Trust of California,
               National Association, as trustee, relating to the 7% Convertible Subordinated Notes due 2003 of the
               Company (incorporated herein by reference to Exhibit 4 to Hexcel's Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1996).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   4.5       Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National
               Association, as trustee, relating to the Increasing Rate Senior Subordinated Notes due 2003 of the
               Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form
               8-K dated as of March 15, 1996).

   4.5(a)    First Supplemental Indenture dated as of June 27, 1996 between Hexcel and First Trust of California,
               N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of
               California, N.A., as trustee (incorporated herein by reference to Exhibit 4.2(a) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

   4.5(b)    Second Supplemental Indenture dated as of March 5, 1998 between Hexcel and First Trust of California,
               N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of
               California, N.A., as trustee (incorporated by reference to Exhibit 4.2(b) to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

   4.5(c)    Third Supplemental Indenture dated as of September 15, 1998 between Hexcel and U.S. Bank Trust
               National Association (formerly known as First Trust of California, National Association) as trustee
               (incorporated herein by reference to Exhibit 4.5(c) to the Company's Registration Statement on Form
               S-4 (No. 333-71601), filed on March 12, 1999).

   4.5(d)    Fourth Supplemental Indenture dated as of January 21, 1999 between Hexcel and U.S. Bank Trust
               National Association (formerly known as First Trust of California, National Association), as
               trustee (incorporated herein by reference to Exhibit 4.5(d) to the Company's Registration Statement
               on Form S-4 (No. 333-71601), filed on March 12, 1999).

   4.6       Indenture dated as of August 1, 1986 between Hexcel and the Bank of California, N.A., as trustee, relating to the 7% Convertible Subordinated Notes due 2011 of the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).

   4.6(a)    Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1993 (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

  10.1(a)    Consent Number 1 and First Amendment dated as of July 3, 1996 to the Credit Agreement dated as of
               June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1996).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.1(b)    Modifications dated as of July 8, 1996 to the First Amendment to the Credit Agreement among Hexcel
               Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank, N.A. as collateral agent and
               Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.3 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996).

  10.1(c)    Consent Number 2 and Second Amendment dated as of November 12, 1996 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.4(b) to Hexcel's Annual Report on Form 10-K for the year ended December 31,
               1996).

  10.1(d)    Consent Number 3 and Third Amendment dated as of February 27, 1997 to the Credit Agreement dated as of June 27, 1996 among Hexcel Corporation and certain of its subsidiaries as borrowers, the institutions party thereto as lenders, the institutions party thereto as issuing banks, Citibank,
               N.A. as collateral agent and Credit Suisse as administrative agent (incorporated herein by reference to Exhibit 10.4(c) to Hexcel's Annual Report on Form 10-K for the year ended December 31,
               1996).

  10.1(e)    Amended and Restated Credit Agreement dated as of March 5, 1998 among Hexcel and certain subsidiaries as borrowers, the lenders and issuing banks party thereto, Citibank, N.A., as U.S. administrative agent, Citibank International plc, as European administrative agent and Credit Suisse, as syndication agent (incorporated herein by reference to Exhibit 10.4(d) to Hexcel's Annual Report on
               Form 10-K for the year ended December 31, 1997).

  10.1(f)    Second Amended and Restated Credit Agreement, dated as of September 15, 1998, by and among Hexcel and certain of its subsidiaries as borrowers, the lenders from time to time parties thereto, Citibank,
               N.A. as documentation agent, and Credit Suisse First Boston as lead arranger and as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly
               Report on Form 10-Q for the Quarter ended September 30, 1998).

  10.1(g)    First Amendment dated as of December 31, 1998 to the Second Amended and Restated Credit Agreement by
               and among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as
               Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated herein by reference to Exhibit 10.1(g) to the Company's Registration Statement on Form S-4 (No.
               333-71601), filed on March 12, 1999).

  10.1(h)    Consent Letter dated as of January 15, 1999 relating to the First Amendment dated December 31, 1998 to the Second Amended and Restated Credit Agreement dated September 15, 1998 (incorporated herein by reference to Exhibit 10.1(h) to the Company's Registration Statement on Form S-4 (No.
               333-71601), filed on March 12, 1999).

  10.2       Schedule to the ISDA Master Agreement between Credit Lyonnais (New York Branch) and Hexcel
               Corporation, dated as of September 15, 1998.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.2(a)    Confirmation dated October 22, 1998 relating to transaction entered into pursuant to ISDA Master
               Agreement between Credit Lyonnais (New York Branch) and Hexcel Corporation, dated as of September
               15, 1998.

  10.3       Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No.
               333-36163).

  10.3(a)    Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended
               December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997).

  10.4       Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit
               4.3 of the Company's Form S-8 filed on June 19, 1998, Registration No. 333-57223).

  10.5       Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.6       Hexcel Corporation Management Incentive Compensation Plan (incorporated herein by reference to Annex
               A of the Company's Proxy Statement dated April 20, 1998, which was previously filed electronically).

  10.7       Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the
               Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

  10.8       Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.9       Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.10      Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to
               Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.11      Form of Retainer Fee Option Agreement for Non-Employee Directors (1998).

  10.12      Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December
               31, 1997).

  10.13      Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.14      Form of Short-Term Option Agreement (incorporated herein by reference to Exhibit 10.8 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.15      Form of Performance Accelerated Restricted Stock Unit Agreement (1998) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31,
               1998).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.16      Form of Performance Accelerated Restricted Stock Unit Agreement (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

  10.17      Form of Performance Accelerated Restricted Stock Unit Agreement (1996) (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31,
               1996).

  10.18      Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.19      Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's
               Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

  10.20      Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.21      Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit
               10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.22      Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.23      Form of Exchange Performance Accelerated Stock Option Agreement (incorporated herein by reference to
               Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

  10.24      Hexcel Corporation 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit
               10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

  10.25      Employment Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.25(a)   Employee Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.25(b)   Bankruptcy Court Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(b) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

  10.25(c)   Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(c) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.25(d)   Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.25(e)   Form of Reload Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.14(e) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1995).

  10.25(f)   Supplemental Executive Retirement Agreement dated as of May 20, 1998 between Hexcel and John J. Lee
               (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
               for the Quarter ended June 30, 1998).

  10.26      Summary of Terms of Employment (effective as of July 15, 1998) between Hexcel and Harold E. Kinne,
               President and Chief Operating Officer of Hexcel (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

  10.27      Employment Agreement dated as of July 25, 1998 (effective date September 15, 1998) between Hexcel and
               William D. Bennison, President of Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel)
               (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q
               for the Quarter ended September 30, 1998).

  10.28      Agreement dated September 3, 1996 between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).

  10.29      Agreement between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to
               Exhibit 10.4(L) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1994).

  10.30      Agreement between Hexcel Corporation and Gary L. Sandercock (incorporated herein by reference to
               Exhibit 10.4(I) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1994).

  10.31      Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.32      Registration Rights Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited
               (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).

  10.32(a)   Amendment No.1 dated as of December 29, 1998 to the Registration Rights Agreement by and between
               Ciba-Geigy Limited (which has since assigned the Registration Rights Agreement to Ciba Specialty
               Chemical Holding Inc.) and Hexcel Corporation (incorporated herein by reference to Exhibit 10.29(a)
               to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

  10.33      Amendment dated as of November 22, 1995 to the Agreement Governing United States Employment Matters
               between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  10.34      Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy PLC, Composite Materials
               Limited and Hexcel (incorporated herein by reference to Exhibit 10.24 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.35      Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust (incorporated herein by reference to Exhibit 10.2 of the Company's
               Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

  12.1       Statement regarding the computation of ratio of earnings to fixed charges for the Company.

  21.1       Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.2 of the Company's
               Registration Statement on Form S-4 (No. 333-71706) filed on February 2, 1999).

  23         Consent of Independent Accountants -- PricewaterhouseCoopers LLP.

  23.1       Independent Auditors' Consent -- Deloitte & Touche LLP.

  27.        Financial Data Schedule (electronic filing only).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                HEXCEL CORPORATION

March 29, 1999                  By:                /s/ JOHN J. LEE
                                     ------------------------------------------
                                                    John J. Lee,
                                               CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

                                          Chairman of the Board of
            /s/ JOHN J. LEE                 Directors                     March 29, 1999
  ------------------------------------      and Chief Executive Officer
             (John J. Lee)                  (PRINCIPAL EXECUTIVE
                                            OFFICER)

          /s/ HAROLD E. KINNE             President, Chief Operating      March 29, 1999
  ------------------------------------      Officer and Director
           (Harold E. Kinne)

                                          Executive Vice President and
         /s/ STEPHEN C. FORSYTH             Chief Financial Officer       March 29, 1999
  ------------------------------------      (PRINCIPAL FINANCIAL
          (Stephen C. Forsyth)              OFFICER)

                                          Vice President and Corporate
          /s/ WAYNE C. PENSKY               Controller                    March 29, 1999
  ------------------------------------      (PRINCIPAL ACCOUNTING
           (Wayne C. Pensky)                OFFICER)

        /s/ JOHN M. D. CHEESMOND                                          March 29, 1999
  ------------------------------------    Director
         (John M. D. Cheesmond)

         /s/ MARSHALL S. GELLER                                           March 29, 1999
  ------------------------------------    Director
          (Marshall S. Geller)

           /s/ JOHN J. MCGRAW                                             March 29, 1999
  ------------------------------------    Director
            (John J. McGraw)

               SIGNATURE                              TITLE                    DATE
----------------------------------------  ------------------------------  --------------

          /s/ MARTIN RIEDIKER                                             March 29, 1999
  ------------------------------------    Director
           (Martin Riediker)

          /s/ STANLEY SHERMAN                                             March 29, 1999
  ------------------------------------    Director
           (Stanley Sherman)

         /s/ MARTIN L. SOLOMON                                            March 29, 1999
  ------------------------------------    Director
          (Martin L. Solomon)

         /s/ GEORGE S. SPRINGER                                           March 29, 1999
  ------------------------------------    Director
          (George S. Springer)

         /s/ FRANKLIN S. WIMER                                            March 29, 1999
  ------------------------------------    Director
          (Franklin S. Wimer)

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table summarizes selected financial data for continuing operations as of and for the five years ended December 31:

                                                                 1998         1997        1996        1995        1994
                                                             ------------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
  Net sales................................................  $  1,089,044  $  936,855  $  695,251  $  350,238  $  313,795
  Cost of sales............................................       817,785     714,223     553,942     283,148     265,367
                                                             ------------  ----------  ----------  ----------  ----------
  Gross margin.............................................       271,259     222,632     141,309      67,090      48,428
  Selling, general and administrative expenses.............       117,885     102,449      79,408      41,706      37,584
  Research and technology expenses.........................        23,624      18,383      16,742       7,618       8,201
  Business acquisition and consolidation expenses..........        12,711      25,343      42,370      --          --
                                                             ------------  ----------  ----------  ----------  ----------
  Operating income.........................................       117,039      76,457       2,789      17,766       2,643
  Interest expense.........................................        38,675      25,705      21,537       8,682      11,846
  Other income, net........................................       --           --          (2,994)       (791)     (4,861)
  Bankruptcy reorganization expenses.......................       --           --          --           3,361      20,152
                                                             ------------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before income
    taxes..................................................        78,364      50,752     (15,754)      6,514     (24,494)
  Provision (benefit) for income taxes.....................        28,442     (22,878)      3,436       3,313       3,586
  Equity in earnings of affiliated companies...............           517      --          --          --          --
                                                             ------------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations.................  $     50,439  $   73,630  $  (19,190) $    3,201  $  (28,080)
                                                             ------------  ----------  ----------  ----------  ----------
                                                             ------------  ----------  ----------  ----------  ----------
  Income (loss) per share from continuing operations
    Basic..................................................  $       1.38  $     2.00  $    (0.58) $     0.21  $    (3.84)
    Diluted................................................          1.24        1.74       (0.58)       0.20       (3.84)
                                                             ------------  ----------  ----------  ----------  ----------
                                                             ------------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
  Current assets...........................................  $    439,026  $  387,050  $  316,931  $  128,055  $  148,352
  Non-current assets.......................................       965,135     424,536     384,805     102,547      95,105
                                                             ------------  ----------  ----------  ----------  ----------
  Total assets.............................................  $  1,404,161  $  811,586  $  701,736  $  230,602  $  243,457
                                                             ------------  ----------  ----------  ----------  ----------
                                                             ------------  ----------  ----------  ----------  ----------
  Current liabilities......................................  $    219,444  $  186,356  $  188,812  $   66,485  $  171,307
  Long-term liabilities....................................       882,318     375,329     333,595     115,743      78,035
  Stockholders' equity (deficit)...........................       302,399     249,901     179,329      48,374      (5,885)
                                                             ------------  ----------  ----------  ----------  ----------
  Total liabilities and stockholders' equity...............  $  1,404,161  $  811,586  $  701,736  $  230,602  $  243,457
                                                             ------------  ----------  ----------  ----------  ----------
                                                             ------------  ----------  ----------  ----------  ----------
OTHER DATA:
  Cash dividends per share.................................       --           --          --          --          --
  Shares outstanding at year-end...........................        36,329      36,856      36,561      18,091       7,301

------------------------

    A discussion of the impact of business acquisitions on 1998, 1997 and 1996 selected financial data is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

BUSINESS OVERVIEW

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998       1997       1996
                                                            ---------  ---------  ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
Net sales.................................................  $ 1,089.0  $   936.9  $   695.3
Gross margin %............................................       24.9%      23.8%      20.3%
Adjusted EBITDA(a)........................................  $   177.2  $   137.6  $    71.9
Adjusted operating income %(b)............................       11.9%      10.9%       6.5%
Business acquisition and consolidation expenses...........  $    12.7  $    25.3  $    42.4
Net income (loss).........................................  $    50.4  $    73.6  $   (19.2)
Adjusted net income(c)....................................  $    59.2  $    47.6  $    13.8
                                                            ---------  ---------  ---------
Diluted earnings (loss) per share.........................  $    1.24  $    1.74  $   (0.58)
Adjusted diluted earnings per share(c)....................  $    1.43  $    1.17  $    0.48
                                                            ---------  ---------  ---------

------------------------

(a) Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization. See also "Financial Condition and Liquidity" for a reconciliation of net income to EBITDA and Adjusted EBITDA.

(b) Excludes business acquisition and consolidation expenses and other income.

(c) Excludes business acquisition and consolidation expenses and assumes a U.S. effective tax provision of 36%.

    Hexcel closed its 1998 fiscal year with record sales, Adjusted operating income and Adjusted EBITDA. In the three years since the bottom of the aerospace cycle in 1995, the Company has more than tripled its sales and has established a solid record of profitability: gross margin increased from 19.2% to 24.9%, Adjusted EBITDA improved from $29.4 million to $177.2 million, or a 503% increase, and Adjusted net income increased more than 17 times from $3.3 million to $59.2 million.

    This dramatic turnaround was a result of three major factors. First, the Company led the consolidation of the advanced structural materials industry through its acquisitions of the Ciba and Hercules composite materials businesses in 1996, and through the acquisition of the industrial fabrics business from Clark-Schwebel in 1998. The Company's most recent acquisition diversifies Hexcel's business beyond its base in commercial aerospace and establishes Hexcel as a leading global materials supplier to the electronics industry. Second, commercial aerospace build rates significantly increased, which led to record deliveries for Boeing and Airbus during 1998. In 1998, there were 788 combined aircraft deliveries as compared to 380 in 1995. Finally, the Company substantially completed a business consolidation program that eliminated excess capacity and integrated the Ciba and Hercules businesses.

    Although the Company achieved record performance in 1998, there were significant global changes in some of its markets which were triggered by the Asian economic recession. Deferred or canceled aircraft orders by Pacific Rim nations led to a reduction in Boeing's projected build rates. While the Company will still benefit from the combined estimated sustained production levels that should be well above 700 aircraft annually, developing other existing markets and new applications for advanced structural materials will now be an important driver of future growth for Hexcel. Lower anticipated future commercial aircraft deliveries and Boeing's well publicized profitability and production issues resulted in Hexcel's customers now emphasizing the need for material yield improvement and cost and inventory reduction throughout the commercial aerospace supply chain.

    The events in Asia also impacted the markets for fiberglass electronic materials. Reduced Asian market demand and weak exchange rates have contributed to certain Asian producers seeking to sell their products in western markets. This has caused intense competition in the fiberglass fabric markets that the Company serves. The impact of lower commercial aerospace orders and these competitive factors in the electronic materials market are currently anticipated to result in the Company's net sales being flat in 1999 compared to pro forma 1998 revenues. Responding to these market changes, both to remain competitive and sustain profitability, Hexcel has intensified its efforts to improve efficiencies and reduce total cost through its Lean Enterprise and value chain initiatives, as well as its business consolidation activities.

    Looking forward, the Company has positioned itself for the future through the issuance of $240.0 million of Senior Subordinated Notes, due 2009, to solidify its long-term capital structure. Business plans are focused on adjusting the Company's cost and manufacturing capacity to earn attractive returns and on generating free cash flow to repay debt. Hexcel's short-term goal is to generate $100 million of free cash flow, before taking into account the purchase of an equity interest in CS-Interglas, in the fifteen month period from October 1, 1998 to December 31, 1999. In the fourth quarter of 1998, the Company generated approximately $15 million in free cash flow before paying $19.0 million for its initial 43.6% equity interest in CS-Interglas, leaving approximately $85 million of the goal to be generated in 1999.

RECENT DEVELOPMENTS

    During the first quarter of 1999, demand in most of the markets that Hexcel serves, including commercial aerospace, has been in line with the Company's expectations. In addition, the Company has continued to make progress in its business consolidation and integration action plans. However, competitive conditions in the global market for electronic fiberglass materials have remained intense, impacting sales volumes and margins to a greater extent than the Company previously expected. Electronic market competitive conditions resulting from the Asian economic situation are also impacting the performance of Hexcel's joint ventures in Europe and Japan, reducing the amount of equity income that the Company recognizes for these joint ventures in its financial statements. As a result, despite higher net sales than in the fourth quarter of 1998, profitability in the first quarter of 1999 is anticipated to be lower than that in the prior quarter.

    Also during the first quarter of 1999, Hexcel has continued the consolidation and integration of its global reinforcement materials operations. On March 16, 1999, Hexcel expanded these actions, announcing its plan to close its Cleveland, Georgia manufacturing facility. As a result, the Company anticipates recording in its first quarter financial statements approximately $3 million of business acquisition and consolidation charges, primarily reflecting the costs of closing this facility, of which $1.8 million will be non-cash charges. A further charge related to this plant closure of about $1 million is anticipated in the second and/or third quarter of 1999. Hexcel remains focused on improving performance by continuing to reduce costs and improving productivity through its Lean Enterprise initiatives. The Company has substantially completed the business consolidation actions that it announced in the fourth quarter of 1998 and continues to seek further opportunities to eliminate cost.

BUSINESS ACQUISITIONS

    Over the last three years, the Company has substantially expanded its size, through both internal growth as well as through acquisitions. During 1998, 1997 and 1996, the Company acquired:

    - certain assets and assumed certain operating liabilities of the industrial fabrics business from Clark-Schwebel, Inc. and its subsidiaries' ("Clark-Schwebel") on September 15, 1998, including interests in three joint ventures, one of which was acquired in December 1998 (the "Acquired Clark-Schwebel Business");

    - the worldwide composites division of Ciba, including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997 (the "Acquired Ciba Business");

    - the composite products division of Hercules Incorporated including Hercules' carbon fibers and prepreg businesses, on June 27, 1996 (the "Acquired Hercules Business"); and

    - the satellite business and rights to certain technologies from Fiberite, Inc., on September 30, 1997.

    All of the above acquisitions were accounted for under the purchase method of accounting. Accordingly, the consolidated balance sheets, statements of operations, stockholders' equity, and cash flows include the financial position, results of operations and cash flows of the businesses acquired as of such dates and for such periods that these businesses were owned by Hexcel.

ACQUIRED CLARK-SCHWEBEL BUSINESS

    On September 15, 1998, the Company acquired certain assets and assumed certain operating liabilities from Clark-Schwebel. The Acquired Clark-Schwebel Business is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed circuit boards ("PCBs") for electronic equipment such as computers, cellular telephones, televisions and automobiles. The Acquired Clark-Schwebel Business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. The Acquired Clark-Schwebel Business currently operates four manufacturing facilities in the southeastern U.S. and has approximately 1,300 full time employees. As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures, which are incorporated using the equity method of accounting:

    - a 43.6% share in CS-Interglas AG ("CS-Interglas"), headquartered in Germany, together with fixed-price options to increase this equity interest to 84.0%. Hexcel's acquisition of the CS-Interglas equity interest and related options was completed on December 23, 1998;

    - a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; and

    - a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

    CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The fixed-price options to increase the equity interest in CS-Interglas are, in the Company's opinion, significantly higher than their current fair market value. Accordingly, the Company does not currently anticipate exercising the options, at the stated price, before their expiration on December 31, 1999. The unconsolidated revenues in 1998 for these joint ventures were in excess of $300 million.

    The acquisition of the Acquired Clark-Schwebel Business was completed pursuant to an Asset Purchase Agreement dated July 25, 1998, as amended, by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for approximately $472.8 million in cash, including the $19.0 million paid on December 23, 1998. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease with purchase options. Refer to "Financial Resources" for a discussion on acquisition financing.

ACQUIRED CIBA BUSINESS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The Acquired Ciba Business is engaged in the manufacture and marketing of reinforcement fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, general industrial and recreation markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital shares of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25.0 million in cash; (c) senior subordinated notes in an aggregate principal amount of $37.5 million, with a fair value of $34.5 million; and (d) senior demand notes in an aggregate principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business. The total aggregate purchase price for the net assets acquired was approximately $209 million.

ACQUIRED HERCULES BUSINESS

    Hexcel acquired the assets of the composite products division of Hercules on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, general industrial and recreation markets, was purchased for $139.4 million in cash.

ACQUIRED FIBERITE ASSETS

    On September 30, 1997, the Company acquired from Fiberite its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies, for $37.0 million in cash. The acquisition was substantially downsized from the original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300 million. As a result of the downsized transaction, the Company wrote-off $5.0 million of acquisition and financing costs to business acquisition and consolidation expenses in 1997. In addition, the Company expensed $8.0 million of acquired in-process research and technology purchased from Fiberite which is included in the 1997 business acquisition and consolidation expenses. Substantially all of the $37.0 million purchase price, less the $8.0 million write-off of the acquired in-process research and technology, was allocated to intangible assets.

    Further discussion and analysis of the Company's business acquisitions is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

    NET SALES: Net sales for 1998 were $1,089.0 million, compared with net sales for 1997 of $936.9 million. The results for 1998 include the results of the Acquired Clark-Schwebel Business from the date of acquisition, September 15, 1998, through December 31, 1998. Excluding the results of the Acquired Clark-Schwebel Business, 1998 sales were approximately $1,030.6 million, a 10% increase over 1997. The sales growth was primarily due to strong sales of composite products to the commercial aerospace market, primarily in Europe, as well as to the space and defense markets. On a constant currency basis, 1998 sales would not have been materially different than reported.

    Pro forma net sales for 1998 and 1997 by product group and market segment, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of the year, were as follows:

                                            COMMERCIAL     SPACE &                   GENERAL
                                             AEROSPACE     DEFENSE    ELECTRONICS  INDUSTRIAL   RECREATION     TOTAL
                                            -----------  -----------  -----------  -----------  -----------  ---------
                                                                          (IN MILLIONS)
1998 PRO FORMA NET SALES
Reinforcement products....................   $    46.2    $    26.4    $   179.1    $   101.2    $    17.6   $   370.5
Composite materials.......................       468.0         89.6       --             57.4         38.6       653.6
Engineered products.......................       194.9         11.2       --              4.5       --           210.6
                                            -----------  -----------  -----------  -----------       -----   ---------
                                             $   709.1    $   127.2    $   179.1    $   163.1    $    56.2   $ 1,234.7
  Total...................................          57%          10%          15%          13%           5%        100%
                                            -----------  -----------  -----------  -----------       -----   ---------
                                            -----------  -----------  -----------  -----------       -----   ---------
1997 PRO FORMA NET SALES
Reinforcement products....................   $    49.5    $    13.9    $   203.8    $   130.1    $    13.0   $   410.3
Composite materials.......................       403.9         64.2       --             63.9         53.4       585.4
Engineered products.......................       169.8         10.2       --              1.4       --           181.4
                                            -----------  -----------  -----------  -----------       -----   ---------
                                             $   623.2    $    88.3    $   203.8    $   195.4    $    66.4   $ 1,177.1
  Total...................................          53%           7%          17%          17%           6%        100%
                                            -----------  -----------  -----------  -----------       -----   ---------
                                            -----------  -----------  -----------  -----------       -----   ---------

    The 14% growth in pro forma net sales to the commercial aerospace market from 1997 to 1998 was largely attributable to increased sales of composite materials and reflects the increase in commercial aircraft build rates by the Company's two largest customers, The Boeing Company ("Boeing") and Airbus Industrie ("Airbus"). The increase also reflects an improvement in the engineered products segment's shipments of retrofit interiors to airline customers.

    Approximately 35% and 36% of Hexcel's 1998 and 1997 net sales, respectively, were identifiable as sales to Boeing and related subcontractors. Of the 35% of sales attributable to Boeing and its subcontractors, 32% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 11% and 10% of Hexcel's 1998 and 1997 net sales, respectively, were identifiable as sales to Airbus and related subcontractors. Reported commercial aircraft deliveries by Boeing and Airbus improved significantly in 1998, from a combined 557 aircraft in 1997 to 788 aircraft in 1998, including 559 and 229 deliveries from Boeing and Airbus, respectively. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million. Based on published projections, combined deliveries for Boeing and Airbus are expected to peak at 913 in 1999, before declining to approximately 800 in 2000. As the Company supplies its products ahead of the delivery of a commercial aircraft, it will start to see the impact of reduced Boeing production rates by summer 1999. The Company's sales to regional and general aviation aircraft manufacturers remain robust.

    During 1998, the Company's commercial aerospace customers started emphasizing the need for material yield improvement and cost and inventory reduction throughout the industry's supply chain. In response to these pressures, the Company reduced the price of certain products in 1999. Further, the Company is aware that one customer is planning, in the third quarter of 1999, to substitute one of Hexcel's premium products for a lower cost, lower priced alternative product, which will also be provided by Hexcel. Although these changes impact the Company's profit margins, the Company's various cost reduction and efficiency improvement programs are focused on mitigating the impact in whole or in part. Meanwhile the Company's sales of products used to retrofit aircraft interiors continue to grow with a strong initial reception for its kit product which extends the size of overhead stowage bins in narrow aisle aircraft.

    Taking all of the above factors into account, the Company currently anticipates that its net sales to the commercial aircraft market will show a moderate reduction in 1999 compared to 1998 pro forma net sales, with the greater impact being seen in the second half of the year.

    Space and defense pro forma net sales increased 44% from 1997 to 1998, reflecting an increase in sales of reinforcement products and composite materials to select military and space programs, as well as the Company's acquisition of Fiberite's satellite business on September 30, 1997. The Company currently anticipates that its net sales to space and defense applications will grow in 1999 over 1998 pro forma net sales, but not as rapidly as was seen in 1998.

    In the last quarter of 1998, the Company experienced cancellations of certain carbon fiber orders. The Company believes that, in response to a significant shortage of carbon fiber supply in 1997, a number of the Company's customers, particularly those in the space and defense market, purchased and/or ordered more carbon fiber than they needed during 1997 and 1998. Now that carbon fiber supplies are more certain, customers are reducing their inventories and are therefore anticipating lower purchasing needs for 1999. These factors resulted in surplus inventories throughout the supply chain, including Hexcel, at December 31, 1998 and a significant reduction in the anticipated carbon fiber production for 1999 as compared to 1998. The increase in worldwide carbon fiber capacity limits both the Company's ability to sell its short-term excess capacity to other markets and prices at which such surplus capacity can be sold.

    Despite these short-term impacts, the Company still anticipates growth in carbon fiber sales in 2000 and beyond as new military aircraft and launch vehicle programs, in both the U.S. and Europe, enter full-scale production. The military market uses a higher percentage of advanced structural materials and higher value products than the commercial market. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter full-scale production at the start of the next decade. These programs include V-22 (Osprey) tilt-roter, F-22 (Raptor), F/A-18E/F (Hornet), C-17 transport, European Fighter Aircraft (Typhoon), RAH-66 (Comanche) and NH90 helicopter.

    Pro forma electronics net sales decreased 12% from 1997 to 1998. In the second and third quarters of 1998, the electronics industry, including the Company, experienced a worldwide reduction in sales volume, primarily resulting from inventory adjustments across the supply chain. Towards the end of the third quarter and into the fourth quarter of 1998, the Company experienced increased order volume for woven fiberglass products used in electronic PCB applications, suggesting an end to the inventory correction. However, intense competition from manufacturers located in Asia continues to place pressure on volumes and prices for these products. In light of market uncertainties, the Company cannot predict as to when these conditions in the electronic market for woven fiberglass products may recover and therefore continues to pursue opportunities to reduce the cost of its products and enhance its ability to compete effectively. The Company has been successful in partially offsetting these price reductions by obtaining lower raw material prices. Nevertheless, the Company anticipates that its electronic net sales in 1999 will be less than 1998 pro forma net sales.

    Pro forma general industrial net sales for advanced structural materials decreased 16% from 1997 to 1998, primarily reflecting a reduction in the level of soft body armor sales to various government agencies. Nevertheless, the Company anticipates that net sales to certain of the emerging markets for the Company's products in the general industrial market will continue to grow in 1999 compared to 1998 pro forma net sales, with growth opportunities coming from ground transportation, architectural and civil engineering, wind energy, and soft body armor applications. This growth is currently anticipated to offset the reduction in net sales in the commercial aerospace market.

    Pro forma recreation net sales decreased 15% from 1997 to 1998, reflecting reduced customer demand for certain products in this market, including, one particular customer who is changing the design of many of its athletic shoes to alternative materials. The Company currently anticipates that its 1999 recreation market revenues will be at the same level as 1998.

    Backlog for aerospace materials was $452.1 million as of December 31, 1998, a 5% decrease over backlog as of December 31, 1997. The decrease in backlog reflects a number of factors, including a continuing trend toward shorter lead times and better supply-chain management by the industry overall. In light of changing conditions in the aerospace industry, twelve month backlog information may no longer be a meaningful trend indicator. The Company continues to closely watch the economic situation in Asia, along with overall aircraft orders and production trends, to monitor future sales.

    Backlog for the non-aerospace markets was $41.0 million as of December 31, 1998, compared to $43.5 million as of December 31, 1997. The decrease in backlog is primarily attributable to a decrease in orders from customers in the recreation market. Customers in the electronics, general industrial and recreation markets generally operate with little advance purchasing and thus, backlog is subject to certain fluctuations. The Acquired Clark-Schwebel Business also operates with nominal backlog. The Company's backlog in the non-aerospace markets for the next twelve months is therefore not necessarily a meaningful indicator of future sales.

    GROSS MARGIN: Gross margin for 1998 was $271.3 million, or 24.9% of net sales, compared with $222.6 million, or 23.8% of net sales, for 1997. Excluding the Acquired Clark-Schwebel Business, 1998 gross margin was also 24.9%. The improvement in 1998 gross margin relative to 1997 is the result of higher sales volume and the benefit from the Company's 1996 consolidation and restructuring program. While gross margin for 1998 increased over 1997, on a quarterly trend basis, the Company's gross margin percentage has leveled off as the Company's 1996 business consolidation program has approached completion and commercial aerospace growth has flattened. The Company is, however, pursuing efforts to reduce its cost structure and increase its productivity through its Lean Enterprise program, which was extended to all U.S. locations in the latter part of 1998 and which will be extended to its European facilities in 1999. The expected improvements in cost and productivity will be offset by customer demand for reductions in the costs of the products that they purchase from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $117.9 million in 1998, or 10.8% of net sales. This compared to $102.4 million, or 10.9% of net sales for 1997. The aggregate dollar increase in SG&A was primarily attributable to the increased sales volume in commercial aerospace and the Acquired Clark-Schwebel Business.

    RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses were $23.6 million in 1998, or 2.2% of net sales. This compared to $18.4 million, or 2.0% of net sales for 1997. The aggregate dollar increase in R&T was attributable to additional expenditures in 1998 resulting from an increased commitment to R&T activities and, to a lesser extent, the Acquired Clark-Schwebel Business.

    OPERATING INCOME: Operating income increased from $76.5 million, or 8.2% of net sales, in 1997 to $117.0 million, or 10.8% of net sales, in 1998. The aggregate increase in operating income reflects the higher sales volume, improved gross margins, a $12.6 million decrease in business acquisition and consolidation expenses and $7.6 million from the Acquired Clark-Schwebel Business. Excluding business acquisition and consolidation expenses, operating income as a percentage of sales increased from 10.9% in 1997 to 11.9% in 1998.

    INTEREST EXPENSE: Interest expense was $38.7 million, or 3.6% of net sales, for 1998 compared to $25.7 million, or 2.7% of net sales, for 1997. The increase in interest expense was primarily due to the additional financing required for the Acquired Clark-Schwebel Business as well as working capital needs, and a $1.6 million write-off of capitalized loan fees relating to the Company's previous credit facilities.

    PROVISION FOR INCOME TAXES: The effective income tax rate for 1998 was 36%. For the year ended December 31, 1997, the benefit for income taxes was $22.9 million, which included a $39.0 million reversal of a U.S. tax valuation allowance.

    Prior to September 30, 1997, the Company had fully provided valuation allowances against its U.S. net deferred tax assets as there were uncertainties regarding the Company's ability to generate sufficient future taxable income to realize these net deferred tax assets. On September 30, 1997, the Company reversed its U.S. tax valuation allowance as it was more likely than not that these tax assets would be realized. As a result, excluding the $39.0 million U.S. valuation allowance reversal, no provision for U.S. federal income taxes had been recorded for the first nine months of 1997 due to the utilization of net operating loss carryforwards. The Company continues to reserve the balance of the net deferred tax assets of its Belgium operations.

    NET INCOME: Net income for 1998 was $50.4 million or $1.24 per diluted share compared with $73.6 million or $1.74 per diluted share for 1997. As part of the Acquired Clark-Schwebel Business, net income for 1998 includes $0.5 million of equity in earnings from affiliated companies. Pro forma net income, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of the year, was $49.5 million. Excluding business acquisition and consolidation expenses of $12.7 million and $25.3 million in 1998 and 1997, respectively, and assuming a U.S. effective income tax rate of 36% in 1997, net income would have been $1.43 and $1.17 per diluted share in 1998 and 1997, respectively.

    As of December 31, 1998 and 1997, there were 36.3 million and 36.9 million shares of Hexcel common stock outstanding, respectively. See Note 13 to the accompanying consolidated financial statements for the calculation, including the number of shares used, of diluted net income per share.

1997 COMPARED TO 1996

    NET SALES: Net sales for 1997 were $936.9 million, compared with net sales for 1996 of $695.3 million. On a pro forma basis, including full year results of the Acquired Ciba and Hercules Businesses, 1996 sales were approximately $798.5 million. The 17% increase from pro forma 1996 sales was largely attributable to improved sales of composite materials to commercial aerospace customers and sales of engineered products to Boeing. This increase was partially offset by the translation effect of the strengthening U.S. dollar. On a constant currency basis, 1997 sales would have been approximately $38.0 million higher, reflecting a 22% increase over 1996 pro forma sales.

    Approximately 46% of Hexcel's 1997 sales were to Boeing, Airbus, and related subcontractors, as compared to 32% in 1996. The increase is primarily due to the growth of the commercial aerospace market and to a much lesser extent Boeing's acquisition of McDonnell Douglas Corporation, which was completed on August 1, 1997. Reported commercial aircraft deliveries by Boeing and Airbus improved significantly in 1997, from a combined 397 aircraft in 1996 to 557 aircraft in 1997, including 375 from Boeing and 182 deliveries by Airbus. As previously discussed, depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.2 million to over $1.0 million per aircraft on the Boeing 777.

    Net sales to third-party customers by product group and market segment for 1997 and on a pro forma basis for 1996, which includes full year results of the Acquired Ciba and Hercules Businesses, are presented below. These net sales and pro forma net sales, excluding the effects of the Acquired Clark-Schwebel Business were:

                                              COMMERCIAL     SPACE &                     GENERAL
                                               AEROSPACE     DEFENSE     ELECTRONICS   INDUSTRIAL   RECREATION     TOTAL
                                              -----------  -----------  -------------  -----------  -----------  ---------
                                                                             (IN MILLIONS)
1997 NET SALES
Reinforcement products......................   $    23.7    $    13.9     $    48.3     $    71.2    $    13.0   $   170.1
Composite materials.........................       403.9         64.2        --              63.9         53.4       585.4
Engineered products.........................       169.8         10.2        --               1.4       --           181.4
                                              -----------       -----         -----    -----------       -----   ---------
                                               $   597.4    $    88.3     $    48.3     $   136.5    $    66.4   $   936.9
  Total.....................................          64%           9%            5%           15%           7%        100%
                                              -----------       -----         -----    -----------       -----   ---------
                                              -----------       -----         -----    -----------       -----   ---------
1996 PRO FORMA NET SALES
Reinforcement products......................   $    17.4    $    20.2     $    47.2     $    69.6    $    27.4   $   181.8
Composite materials.........................       317.1         60.8        --              60.8         63.3       502.0
Engineered products.........................       102.5         10.4        --               1.8       --           114.7
                                              -----------       -----         -----    -----------       -----   ---------
                                               $   437.0    $    91.4     $    47.2     $   132.2    $    90.7   $   798.5
  Total.....................................          55%          11%            6%           17%          11%        100%]
                                              -----------       -----         -----    -----------       -----   ---------
                                              -----------       -----         -----    -----------       -----   ---------

    The 37% growth in net sales to the commercial aerospace market from 1996 to 1997 was largely attributable to increased sales of composite materials and engineered products. The improvement in sales of composite materials reflects the commercial aircraft build rate increase noted above. The improvement for engineered products primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing throughout 1997, as well as strong shipments of retrofit interiors to airline customers.

    Space and defense net sales decreased 3% from 1996 to 1997, reflecting a decrease in sales of reinforcement products, which were partially offset by improved sales of composite materials to select military programs.

    Electronics net sales in 1996 were comparable to 1997. The 3% increase in general industrial net sales was largely due to improved sales of composite materials for various transportation applications. Recreation net sales decreased 27% from 1996 to 1997, reflecting the shift in emphasis of production to the commercial aerospace market as a result of the increased demand. Hexcel anticipated sales to the electronics, general industrial and recreation markets to grow modestly throughout 1998.

    GROSS MARGIN: Gross margin for 1997 was $222.6 million, or 23.8% of net sales, compared with $141.3 million, or 20.3% of net sales, for 1996. The improvement in 1997 gross margin relative to 1996 was the result of higher sales volume, expansion of the Company's fibers capacity and continued advances in manufacturing productivity resulting from the Company's consolidation and restructuring activities. Product price changes were not a significant factor in the 1997 gross margin improvement.

    The integration of the Acquired Ciba and Hercules Businesses into Hexcel, including the consolidation and rationalization of manufacturing facilities and processes, is a primary objective of the business consolidation program. While the Company began to realize the productivity improvements in 1997 as a result of the program, these improvements will not be fully realized until 1999.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $102.4 million in 1997, or 10.9% of net sales. This compares to $79.4 million, or 11.4% of net sales for 1996. The aggregate dollar increase in SG&A was primarily attributable to the Acquired Ciba and Hercules Businesses.

    RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses were $18.4 million in 1997, or 2.0% of net sales. This compared to $16.7 million, or 2.4% of net sales for 1996. The aggregate dollar increase in R&T was attributable to the additional activity from the Acquired Ciba and Hercules Businesses.

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

    INTEREST EXPENSE: Interest expense was $25.7 million, or 2.7% of net sales, for 1997 compared to $21.5 million, or 3.1% of net sales, for 1996. The increase in interest expense primarily represents the cost of financing the acquisitions of the Acquired Ciba and Hercules Businesses. The 1996 amount also includes a $3.4 million write-off of capitalized debt issuance costs.

    PROVISION FOR INCOME TAXES: As previously discussed, in 1997 the Company reversed $39.0 million of its U.S. valuation allowance reserves in accordance with SFAS 109. Prior to 1997, the Company had fully provided valuation allowance reserves against its net deferred tax assets in the U.S. and Belgium where there were uncertainties in generating sufficient future taxable income.

    NET INCOME (LOSS): Net income for 1997 was $73.6 million or $1.74 per diluted share compared with a net loss of $19.2 million or $0.58 per diluted share for 1996. Excluding the $25.3 million in business acquisition and consolidation expenses and assuming a U.S. effective income tax rate of 36%, 1997 adjusted net income would have been $1.17 per diluted share. Pro forma net income for 1996 would have been $0.48 per diluted share on a comparable basis.

    There were 36.7 million weighted average shares outstanding in 1997 compared to 33.4 million during 1996. The increase in the number of weighted average shares in 1997 was primarily attributable to the full year impact of the delivery of 18.0 million newly issued shares of Hexcel common stock to Ciba on February 29, 1996 in connection with the purchase of the Acquired Ciba Business. As of December 31, 1997, there were 36.9 million shares of Hexcel common stock issued and outstanding. See Note 13 to the accompanying consolidated financial statements for the calculation, including the number of shares used, of diluted net income per share.

FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

    In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and
(c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility, prior to the issuance in January 1999 of $240.0 million principal amount of 9.75% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"), provided for up to $910.0 million of borrowing capacity. Available committed borrowing capacity under the Senior Credit Facility at December 31, 1998, was $281.0 million, of which $115.5 million could have been drawn after recognition of certain loan covenants that form part of this credit agreement.

    On January 21, 1999, the Company issued $240.0 million of Senior Subordinated Notes. Net proceeds of approximately $231 million from this offering were used to repay amounts owed under the Senior Credit Facility. Simultaneously with the closing of this offering, the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity to $672.0 million, modify certain financial covenants and to permit the offering. On February 17, 1999, the Company also redeemed $12.5 million of its increasing rate senior subordinated notes payable to Ciba. Such repayment was financed with borrowings under the Company's Senior Credit Facility. The Company anticipates making further redemptions as it generates free cash flow.

    In connection with the purchase of the Acquired Hercules Business in 1996, Hexcel obtained a revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility was obtained to:

(a) refinance outstanding indebtedness under a senior secured credit facility;
(b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility was amended in March 1998 (the "Amended Revolving Credit Facility") and in September 1998, the Senior Credit Facility replaced the Amended Revolving Credit Facility. The Amended Revolving Credit Facility, prior to its replacement, had provided up to $355.0 million of borrowing capacity and would have expired in March 2003.

    The Company expects that its financial resources, including the Senior Credit Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Nonetheless, one of the Company's primary goals over the next few years is generating operating cash flow to reduce debt, including reducing working capital. Further discussion of the Company's financial resources is contained in Note 7 to the accompanying consolidated financial statements.

CAPITAL LEASE OBLIGATION

    Hexcel entered into a $50.0 million capital lease for property, plant and equipment used in the Acquired Clark-Schwebel Business. The lease expires in September 2006 and includes various purchase options.

STOCK BUYBACK PLANS

    In 1998, the Company's Board of Directors approved plans to repurchase up to $20.0 million of the Company's common stock. During the year ended December 31, 1998, the Company repurchased 0.8 million shares of its common stock at an average cost of $12.32 per share, for a total of $10.0 million. The Board of Directors may also approve additional stock buybacks from time to time subject to market conditions and the terms of the Company's credit agreements and indentures. The purchases may be made in the open market at prevailing prices or in privately negotiated transactions. The Company does not currently anticipate repurchasing additional common stock in 1999.

OTHER CAPITAL COMMITMENTS

    Mandatory redemption of the Company's 7% convertible subordinated debentures, due 2011, is scheduled to begin in 2002 through annual sinking fund requirements of $1.1 million in 2002 and $1.8 million in each year thereafter.

    The Company has total estimated financial commitments to its proposed joint ventures in China and Malaysia of approximately $31 million. These commitments are expected to be made in increments through 2001.

CAPITAL EXPENDITURES

    Capital expenditures were $66.5 million in 1998 compared with $57.4 million in 1997 and $43.6 million in 1996. Pro forma 1998 capital expenditures were approximately $70 million. The increase in 1998 expenditures over prior years reflects the impact of the Company's various acquisitions on capital requirements, including the impact of certain business consolidation activities. The increase also reflects expenditures on manufacturing equipment necessary to improve manufacturing processes and to expand production capacity for select product lines. As a result of the Company's consolidation activities and the global capacity review that will be performed in 1999, the Company expects that capital spending will decrease in 1999 to approximately $45 to $50 million.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

    1998: Earnings before business acquisition and consolidation expenses, other income, interest, bankruptcy reorganization expenses, taxes, depreciation and amortization ("Adjusted EBITDA") was $177.2 million. Pro forma Adjusted EBITDA, giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of the year, was approximately $208 million. Net cash provided by operating activities was $93.8 million, as $50.4 million of net income and $54.3 million of non-cash depreciation, amortization and deferred income taxes, was partially offset by increased working capital of $14.5 million which resulted from the increase in sales volume.

    Net cash used for investing activities was $539.2 million, reflecting $472.8 million of net cash paid for the Acquired Clark-Schwebel Business, and $66.5 million of capital expenditures. Net cash provided by financing activities was $440.7 million, primarily reflecting $459.7 million of net funds borrowed under the Senior and Revolving Credit Facilities, including the financing of the Acquired Clark-Schwebel Business, offset in part by the repurchase of $10.0 million of treasury stock and $10.3 million of debt issuance costs related to the Senior and Amended Revolving Credit Facilities.

    1997: Adjusted EBITDA for 1997 was $137.6 million and pro forma Adjusted EBITDA was $188.3 million. Net cash provided from operations was $29.2 million including $33.6 million of business acquisition and consolidation payments and a $46.7 million increase in working capital as a result of the increase in sales volume.

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

    1996: Adjusted EBITDA was $71.9 million. Pro forma Adjusted EBITDA, giving effect to the acquisitions of the Acquired Ciba and Hercules Businesses as if those transactions had occurred at the beginning of the year, was approximately $86 million.

    Net cash provided by operating activities was $33.8 million. Net cash used for investing activities was $206.4 million, including $164.4 million used in connection with the acquisitions of the Acquired Ciba and Hercules Businesses and $43.6 million for capital expenditures. Net cash provided by financing activities, including borrowings under the Revolving Credit Facility and proceeds from the issuance of $114.5 million in convertible subordinated notes, was $174.4 million. Non-cash financing of the purchase of the Acquired Ciba Business included the issuance of debt securities valued at $37.2 million and the issuance of 18.0 million shares of Hexcel common stock valued at $144.2 million.

    Adjusted EBITDA and pro forma Adjusted EBITDA have been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA may not be comparable to similarly titled financial measures of other companies. Adjusted EBITDA and pro forma Adjusted EBITDA do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles. A reconciliation of net income to EBITDA and Adjusted EBITDA for 1998, 1997 and 1996 is as follows:

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
                                                                       (IN MILLIONS)
Net income (loss)...........................................  $    50.4  $    73.6  $   (19.1)
Provision (benefit) for income taxes........................       28.4      (22.9)       3.4
Interest expense............................................       38.7       25.7       21.5
Depreciation and amortization expense.......................       47.5       35.9       26.7
Equity in earnings of affiliated companies..................       (0.5)    --         --
                                                              ---------  ---------  ---------
EBITDA......................................................      164.5      112.3       32.5
Business acquisition and consolidation expenses.............       12.7       25.3       42.4
Other income................................................     --         --           (3.0)
                                                              ---------  ---------  ---------
Adjusted EBITDA.............................................  $   177.2  $   137.6  $    71.9
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The ratio of earnings to fixed charges for 1998 and 1997 was 2.9. In 1996, the deficiency of earnings to fixed charges was $15.8 million. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense, representing a reasonable approximation of such rentals, is attributable to interest expense.

BUSINESS CONSOLIDATION PROGRAMS

    In December 1998, Hexcel announced consolidation actions within its reinforcement fabrics and composite materials businesses. These actions included the integration of Hexcel's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit. These actions are intended to eliminate redundancies, improve manufacturing planning, and enhance customer service, and resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions. The cost of these actions, together with a $6.4 million non-cash charge for writing down certain assets held for disposition and another $0.7 million incurred for costs related to a proposed acquisition that was not consummated, resulted in the recognition of $12.7 million in business acquisition and consolidation expenses in 1998. Beginning in 1999, the Company anticipates annual cash savings from these business consolidation activities to be approximately $10 million.

    In addition to these initiatives, the Company expects to complete a global capacity review of its worldwide facilities requirements during 1999. On March 16, 1999, the Company announced the closing of its Cleveland, Georgia facility, which currently employs 100 people and produces fabrics for the electronics market. Production equipment from the facility will be relocated to the Company's Anderson, S.C., facility, with the closure expected to be completed by July 1, 1999. Anticipated cash savings from this business consolidation activity will help offset competitive pricing pressures in the Company's electronics market. In addition to this facility closure, the global capacity review may result in the closing or right-sizing of additional facilities and, as a result, additional consolidation charges will be recognized in 1999.

    In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation program was also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions of the consolidation program included the elimination of 245 manufacturing, marketing and administrative positions, the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business (the building was sold in 1997 for net proceeds of approximately $8.5 million), the reorganization of the Company's manufacturing operations in Europe, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources. Management expected that this consolidation program would take approximately three years to complete, in part because of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

    As of December 31, 1998, the primary remaining activities of this consolidation program relate to the Company's European operations and certain customer qualifications of equipment transferred within the U.S. The Company expects that activities related to this consolidation program will be completed in 1999. Total expenses for this program, which remains unchanged since December 31, 1997, were $54.7 million, excluding $13.0 million of expenses relating to the Fiberite transaction, which were not included in the original program. The Company anticipates no additional expenses in relation to this consolidation program.

    The Company initially estimated that 1996 business consolidation program would result in annual cost reductions of $32 million per year, beginning in 1999. Due to the nature of the program (i.e., consolidation of existing and acquired businesses, while at the same time the Company was experiencing an increase in its commercial aerospace market), the exact amount of annual savings is difficult to isolate. However, the Company continues to believe that cost savings have been achieved and, upon completion of the program, estimated cost savings will equal or exceed the target of $32 million per year. The program was a key contributor to the Company's improvement in operating margins in 1997 and 1998.

    Further discussion and analysis of the Company's business consolidation programs is contained in Note 3 to the accompanying consolidated financial statements.

MARKET RISKS

    The Company's financial position, results of operations and cash flows are subject to market risks, which primarily include fluctuations in interest rates and exchange rate variability.

INTEREST RATE RISKS

    The Company's long-term debt bears interest at both fixed and variable rates. As a result, the Company's results of operations are affected by interest rate changes on its variable rate debt. In order to mitigate a portion of this risk, in 1998 the Company entered into an interest rate cap agreement which covers a notional amount of $50.0 million of the Company's variable rate debt under the Senior Credit Facility. In addition, on January 21, 1999, the Company issued $240.0 million of 9.75% Senior Subordinated Notes, due 2009. Net proceeds of approximately $231 million from this offering were used to redeem variable rate amounts owed under the Senior Credit Facility. On February 17, 1999, the Company repaid $12.5 million of its senior subordinated notes payable to Ciba, which was fixed (but increasing) rate debt. The repayment was financed with borrowings under the Company's Senior Credit Facility.

    The table below presents the impact on the Company's net income and pro forma net income, as if the acquisition of the Acquired Clark-Schwebel Business had occurred at the beginning of the year and, after adjusting interest expense for the above refinancings, of a 10% favorable and a 10% unfavorable change in the Company's variable rate debt:

                                                                         10%           10%
                                                                      FAVORABLE    UNFAVORABLE
                                                        AS REPORTED    CHANGE        CHANGE
                                                        -----------  -----------  -------------
                                                                     (IN MILLIONS)
Net income............................................   $    50.4    $    52.0     $    48.9
Pro forma net income..................................        49.5         52.4          46.5

FOREIGN CURRENCY RISKS

    The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers using non-local or "non-functional" currencies. In general, the Company maintains a "naturally hedged" position where it balances customer receipts and supplier payments with similar currencies. Net exposures are hedged by purchasing foreign currency forward contracts. Consistent with the nature of the economic hedge of such foreign exchange contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. As of December 31, 1998, the Company had limited net exposure in relation to its non-functional currencies as well as a limited amount of outstanding foreign exchange contracts. Accordingly, the impact of a 10% appreciation and a 10% depreciation of the U.S. dollar against the Company's net non-functional currencies and foreign exchange contracts would not represent a material potential gain or loss in fair value, earnings or cash flows. In addition, the Company is generally not exposed to Asian currencies as transactions with customers in Pacific Rim countries are predominately denominated in U.S. dollars, British pounds or French francs.

    The primary currencies for which the Company has foreign currency translation exchange rate exposure are the U.S. dollar versus the British pound, French franc, German mark, Belgium franc, Austrian schilling and Spanish peseta. With the introduction of the Euro, the Company's primary exposures are now between the U.S. dollar, British pound and the Euro. The Company does not participate in hedging activities to offset translation effects of changes in foreign exchange rates on the Company's consolidated financial position, results of operations and cash flows. The impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Company's net underlying foreign currency translation exposures could be significant.

OTHER RISKS

    As of December 31, 1998, the aggregate fair values of the Company's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were $96.1 million and $19.0 million, respectively. These debt securities are convertible into Hexcel common stock at a conversion price of $15.81 and $30.72 per share, respectively. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Due to the conversion feature in these debt securities, fair values are subject to fluctuations based on the value of the Company's stock and the Company's credit rating, as well as changes in interest rates for debt securities with similar terms. Assuming all other factors remain constant, the fair values of the Company's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, would be approximately $99.6 million and $19.2 million, respectively, assuming a 10% favorable change in the market price of the Company's common stock, and $92.7 million and $18.7 million, respectively, assuming a 10% unfavorable change in market price.

YEAR 2000 READINESS DISCLOSURE

    Hexcel, like most other companies, is continuing to address whether its information technology systems and non-information technology devices with embedded microprocessors (collectively "Business Systems and Devices") will recognize and process dates starting with the year 2000 and beyond (the "Year 2000"). The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing and distribution chains. The Company does not, however, manufacture or sell products that contain microprocessors or software.

    The Company has established a central Year 2000 project office to coordinate and monitor progress towards achieving corporate-wide Year 2000 compliance. A discussion of the Company's Business Systems and Devices, suppliers and vendors as they pertain to the Company's Year 2000 issues, as of February 28, 1999, is detailed as follows:

BUSINESS SYSTEMS & DEVICES

    In order to address the Year 2000 issue as it relates to the Company's Business Systems and Devices, the Company has developed, and is in the process of implementing, a six phase plan. The Company is also using external consulting services, where appropriate, as part of its efforts to address its Year 2000 issue. In implementing this plan, the Company has been, and continues to be substantially on schedule. The components of this plan and their related status, as of February 28, 1999, are detailed below and apply to both the Company's Business Systems and its Devices:

(1) INVENTORY: This phase, which was completed in December 1998, consisted of compiling a detailed listing of the Company's Business Systems and Devices likely to be impacted by the Year 2000 issue.

(2) RISK ASSESSMENT AND ASSIGNING PRIORITIES: This phase consisted of assessing the likelihood that a Business System or Device is not Year 2000 compliant as well as assigning a priority of importance to the particular Business System or Device as it relates to the Company's business operations. This phase was completed in December 1998.

(3) ASSESSING COMPLIANCE: This phase consists of assessing Year 2000 compliance on the Company's Business Systems or Devices which have been identified as essential to the Company's business operations. In assessing compliance, the Company performs a variety of tasks including, obtaining Year 2000 compliance statements and information from the Company's vendors and service providers. This phase is substantially complete, with final completion estimated by March 31, 1999. However, in order to complete this phase, the Company is dependent upon the cooperation from its suppliers and service providers as well as the completeness and accuracy of their responses.

(4) REPAIRING OR REPLACING: This phase consists of repairing and replacing non-Year 2000 compliant Business Systems and Devices which are essential to the Company's operations. This phase is approximately 50% complete, with substantial completion estimated by June 30, 1999.

(5) TESTING: This phase consists of testing the repair or replacement of those Business Systems and Devices which are essential to the Company's business operations. The Company also intends to test the integration of the various Business Systems and Devices within the Company's manufacturing processes. This phase is approximately 45% complete, with substantial completion estimated by June 30, 1999. The results of this phase may change the estimated timing of completion of phase four.

(6) DEVELOPING CONTINGENCY PLANS: This phase consists of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. The Company is in the early stages of this phase. The Company has targeted September 30, 1999 as the date of substantially completing its contingency plans, however, the Company believes that this phase will be on-going through to the year 2000.

SUPPLIERS & CUSTOMERS

    The Company is also monitoring the status of its significant suppliers and customers as a means of assessing risks and developing alternatives. The Company has sent out surveys to all of its significant suppliers and customers to determine what steps, if any, those companies are taking to remediate their respective Year 2000 issues. The Company is, however, dependent upon its suppliers and customers with respect to the completeness and accuracy of such responses.

    As of February 28, 1999, the Company has received responses from nearly two-thirds and one-third of its significant suppliers and customers, respectively. The responses from the Company's suppliers generally indicate that these parties are taking actions to ensure that their ability to supply products or services to the Company will not be impaired. To the extent that supplier responses to Year 2000 readiness are unsatisfactory, the Company will attempt to reduce risks of interruptions, with such options including changes in suppliers to those who have demonstrated Year 2000 readiness, and accumulation of inventory. The responses from the Company's customers also generally indicate that these parties are taking actions to ensure their ability to purchase products from the Company will not be impaired. The Company will continue to monitor the status of all of its significant suppliers' and customers' Year 2000 readiness through to the year 2000, in order to determine whether additional or alternative measures are necessary.

    Total estimated costs to address the Company's Year 2000 issues, including preparing the Company's Business Systems and Devices to become Year 2000 compliant, is approximately $5.5 million, of which approximately $1.5 million has been incurred as of February 28, 1999. The total estimated costs includes approximately $1 million of capital expenditures to be used for the purchase of certain capital equipment to replace equipment which is currently not Year 2000 compliant. The estimate also includes the cost of certain internal resources fully dedicated to this project, however, it does not include any costs associated with the implementation of contingency plans, which have not yet been developed. The Company has not used any external resources to independently verify these cost estimates. Due to resource constraints caused by the Year 2000 issue, the Company is deferring other information technology projects. These deferrals, however, are not expected to have a material adverse effect on the Company's results of operations or financial condition.

    As the Company has not yet developed its contingency plans (these plans are expected to be complete by September 30, 1999), it is unable to assess the most reasonably likely worst case scenario. However, if necessary remediation actions are not completed in a timely manner, or if the Company's suppliers and customers do not successfully address their Year 2000 issues, the Company estimates that a disruption in operations could occur. Such a disruption could result in, for example, delays in the receipt of raw materials and distribution of finished goods, or errors in customer orders. These consequences could have a material impact on the operations, liquidity and financial condition of the Company. The Company presently believes that by implementing its plans, including modifications to existing Business Systems and Devices and conversion to new or upgraded software and other systems, the Year 2000 issue will not pose significant operational problems for the Company.

RECENTLY ISSUED ACCOUNTING STANDARD

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

    Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) estimates of the change in net sales in total and by market compared to 1998 pro forma net sales; (c) expectations regarding the growth in the production of military aircraft and launch vehicle programs in 2000 and beyond; (d) expectations regarding the impact of pricing pressures from Hexcel's customers; (e) expectations regarding the ability of Hexcel to pass along price reductions to its suppliers; (f) expectations regarding future sales based on current backlog; (g) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity, capital expenditures and treasury stock repurchases; (h) expectations regarding Hexcel's financial condition and liquidity, as well as future free cash flows and earnings; (i) estimates of the total cost of Hexcel's 1996 business consolidation program and the likelihood that additional business acquisition and consolidation expenses would be incurred in 1999; (j) expectations regarding the costs and benefits of accelerating and expanding Hexcel's Lean Enterprise and business consolidation programs, including the closure of the Company's Cleveland, GA facility, and implementing a value chain management program; (k) expectations regarding the exercise of the CS-Interglas options at their stated price; (l) the impact of various market risk fluctuations, including fluctuations in: the Company's variable rate debt; currencies in which the Company has translation exposure to; and changes in the market value of the Company's common stock; and; (m) the impact of the Year 2000 issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of remediation.

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the integration of the Acquired Clark-Schwebel Business without disruption to manufacturing, marketing and distribution activities; changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; the availability, terms and deployment of capital; and the ability of Hexcel to accurately estimate the cost of systems preparation and successfully implement required actions for Year 2000 compliance.

    If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. In addition to other factors that affect the Company's operating results and financial position, past financial performance or the Company's expectations should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the Company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the Company's stock price. In addition, failure of sales or income in any quarter to meet the investment community's expectations, as well as broader market trends, can have an adverse impact on the Company's stock price.

    The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION                                                                PAGE
------------------------------------------------------------------------  ------
Management Responsibility for Consolidated Financial Statements.........      53

Report of Independent Accountants.......................................      54

Independent Auditors' Report............................................      55

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997..........      56

  Consolidated Statements of Operations for the three years ended
    December 31, 1998...................................................      57

  Consolidated Statements of Stockholders' Equity for the three years ended
    December 31, 1998...................................................      58

  Consolidated Statements of Cash Flows for the three years ended
    December 31, 1998...................................................      59

  Notes to the Consolidated Financial Statements........................   60-86

MANAGEMENT RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

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

    The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel. These reports and practices are reviewed regularly by management and by the Company's independent accountants, PricewaterhouseCoopers LLP, in connection with the audit of the Company's financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent accountants.

           /s/ JOHN J. LEE
--------------------------------------
             John J. Lee
       CHIEF EXECUTIVE OFFICER

        /s/ STEPHEN C. FORSYTH
--------------------------------------
          Stephen C. Forsyth
       CHIEF FINANCIAL OFFICER

         /s/ WAYNE C. PENSKY
--------------------------------------
           Wayne C. Pensky
       CHIEF ACCOUNTING OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

  Stockholders of Hexcel Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Hexcel Corporation for the year ended December 31, 1996 were audited by other independent accountants whose report dated February 28, 1997 expressed an unqualified opinion on those statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 1999, except as to
  Ciba Senior Subordinated Notes Payable and
  Aggregate Maturities of Notes Payable and
  Indebtedness to Related Parties in Note 7, which are as of February 17, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of Hexcel Corporation:

    We have audited the consolidated statement of operations, stockholders' equity and cash flows of Hexcel Corporation and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of Hexcel's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Hexcel Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-----------------------------

DELOITTE & TOUCHE LLP
Oakland, California
February 28, 1997

                      HEXCEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,  December 31,
                                                                                          1998          1997
                                                                                      ------------  -------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    7,504    $     9,033
  Accounts receivable...............................................................      188,368        181,192
  Inventories.......................................................................      213,199        165,321
  Prepaid expenses and other assets.................................................       10,111          6,665
  Deferred tax asset................................................................       19,844         24,839
                                                                                      ------------  -------------
    Total current assets............................................................      439,026        387,050
                                                                                      ------------  -------------
Property, plant and equipment.......................................................      628,533        488,916
Less accumulated depreciation.......................................................     (195,960)      (157,439)
                                                                                      ------------  -------------
  Net property, plant and equipment.................................................      432,573        331,477
Goodwill and other purchased intangibles, net of accumulated amortization of $11,742
  in 1998 and $4,657 in 1997........................................................      425,405         67,184
Investment in affiliated companies and other assets.................................      107,157         25,875
                                                                                      ------------  -------------
    Total assets....................................................................   $1,404,161    $   811,586
                                                                                      ------------  -------------
                                                                                      ------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations.................   $   26,867    $    13,858
  Accounts payable..................................................................       81,869         70,011
  Accrued compensation and benefits.................................................       42,172         37,306
  Other accrued liabilities.........................................................       68,536         65,181
                                                                                      ------------  -------------
    Total current liabilities.......................................................      219,444        186,356
                                                                                      ------------  -------------
Long-term notes payable and capital lease obligations...............................      802,376        304,546
Indebtedness to related parties.....................................................       35,675         34,967
Other non-current liabilities.......................................................       44,267         35,816
                                                                                      ------------  -------------
    Total liabilities...............................................................    1,101,762        561,685
                                                                                      ------------  -------------
Commitments and contingent liabilities (see notes)
Stockholders' equity:
  Preferred stock, no par value, 20,000 stock authorized, no stock issued or
    outstanding in 1998 and 1997....................................................           --             --
  Common stock, $0.01 par value, 100,000 stock authorized, stock issued and
    outstanding of 37,176 in 1998 and 36,891 in 1997................................          372            369
  Additional paid-in capital........................................................      271,469        266,830
  Retained earnings (accumulated deficit)...........................................       34,898        (15,541)
  Accumulated other comprehensive income (loss).....................................        6,313         (1,104)
                                                                                      ------------  -------------
                                                                                          313,052        250,554
  Less--treasury stock, at cost, 847 stock in 1998, 35 stock in 1997................      (10,653)          (653)
                                                                                      ------------  -------------
  Total stockholders' equity........................................................      302,399        249,901
                                                                                      ------------  -------------
  Total liabilities and stockholders' equity........................................   $1,404,161    $   811,586
                                                                                      ------------  -------------
                                                                                      ------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 1998         1997        1996
                                                                             ------------  ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Net sales..................................................................  $  1,089,044  $  936,855  $  695,251
Cost of sales..............................................................       817,785     714,223     553,942
                                                                             ------------  ----------  ----------
  Gross margin.............................................................       271,259     222,632     141,309

Selling, general and administrative expenses...............................       117,885     102,449      79,408
Research and technology expenses...........................................        23,624      18,383      16,742
Business acquisition and consolidation expenses............................        12,711      25,343      42,370
                                                                             ------------  ----------  ----------
  Operating income.........................................................       117,039      76,457       2,789

Interest expense...........................................................        38,675      25,705      21,537
Other income, net..........................................................       --           --          (2,994)
                                                                             ------------  ----------  ----------
  Income (loss) before income taxes........................................        78,364      50,752     (15,754)

Provision (benefit) for income taxes.......................................        28,442     (22,878)      3,436
Equity in earnings of affiliated companies.................................           517      --          --
                                                                             ------------  ----------  ----------
  Net income (loss)........................................................  $     50,439  $   73,630  $  (19,190)
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Net income (loss) per share:
  Basic....................................................................  $       1.38  $     2.00  $    (0.58)
  Diluted..................................................................  $       1.24  $     1.74  $    (0.58)

Weighted average shares:
  Basic....................................................................        36,675      36,748      33,351
  Diluted..................................................................        45,671      45,997      33,351
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK
                                          ----------------------    RETAINED       ACCUMULATED
                                                     ADDITIONAL     EARNINGS          OTHER                        TOTAL
                                                       PAID-IN    (ACCUMULATED    COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                             PAR       CAPITAL      DEFICIT)      INCOME (LOSS)     SHARES        EQUITY
                                          ---------  -----------  -------------  ---------------  -----------  -------------
                                                                            (IN THOUSANDS)
BALANCE, JANUARY 1, 1996................  $     181   $ 111,259     $ (69,981)      $   6,915      $  --         $  48,374
  Net loss..............................                              (19,190)                                     (19,190)
  Pension obligation adjustment.........                                                  535                          535
  Currency translation adjustment.......                                                1,092                        1,092
    Comprehensive loss..................
  Issuance of stock to Ciba, net of
    issuance costs of $2,993............        180     141,001                                                    141,181
  Activity under stock plans............          4       7,689                                                      7,693
  Other issuance of stock...............          1         199                                                        200
  Treasury stock purchased..............                                                                (556)         (556)
                                          ---------  -----------  -------------       -------     -----------  -------------
BALANCE, DECEMBER 31, 1996..............        366     260,148       (89,171)          8,542           (556)      179,329

  Net income............................                               73,630                                       73,630
Currency translation adjustment.........                                               (9,646)                      (9,646)
    Comprehensive income................
  Activity under stock plans............          3       6,632                                                      6,635
  Conversion of Subordinated Notes......                     50                                                         50
  Treasury stock purchased..............                                                                 (97)          (97)
                                          ---------  -----------  -------------       -------     -----------  -------------
BALANCE, DECEMBER 31, 1997..............        369     266,830       (15,541)         (1,104)          (653)      249,901

Net income..............................                               50,439                                       50,439
  Currency translation adjustment.......                                                7,417                        7,417
                                          ---------  -----------  -------------       -------     -----------  -------------
    Comprehensive income................
  Activity under stock plans............          3       4,624                                                      4,627
  Conversion of Subordinated Notes......                     15                                                         15
  Treasury stock purchased..............                                                                           (10,000)
                                          ---------  -----------  -------------       -------     -----------  -------------
BALANCE, DECEMBER 31, 1998..............  $     372   $ 271,469     $  34,898       $   6,313      $ (10,653)    $ 302,399
                                          ---------  -----------  -------------       -------     -----------  -------------
                                          ---------  -----------  -------------       -------     -----------  -------------

                                           COMPREHENSIVE
                                           INCOME (LOSS)
                                          ---------------
BALANCE, JANUARY 1, 1996................
  Net loss..............................     $ (19,190)
  Pension obligation adjustment.........           535
  Currency translation adjustment.......         1,092
                                          ---------------
    Comprehensive loss..................       (17,563)
                                          ---------------
  Issuance of stock to Ciba, net of
    issuance costs of $2,993............
  Activity under stock plans............
  Other issuance of stock...............
  Treasury stock purchased..............
BALANCE, DECEMBER 31, 1996..............
  Net income............................        73,630
Currency translation adjustment.........        (9,646)
                                          ---------------
    Comprehensive income................        63,984
                                          ---------------
  Activity under stock plans............
  Conversion of Subordinated Notes......
  Treasury stock purchased..............
BALANCE, DECEMBER 31, 1997..............
Net income..............................        50,439
  Currency translation adjustment.......         7,417
                                          ---------------
    Comprehensive income................     $  57,856
                                          ---------------
                                          ---------------
  Activity under stock plans............
  Conversion of Subordinated Notes......
  Treasury stock purchased..............
BALANCE, DECEMBER 31, 1998..............

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................................  $    50,439  $   73,630  $   (19,190)
  Reconciliation to net cash provided by operating activities:
    Depreciation............................................................       37,442      33,214       24,656
    Amortization............................................................       10,012       2,583        2,074
    Deferred income taxes...................................................        6,850     (33,203)        (520)
    Accrued business acquisition and consolidation expenses.................       12,711      25,343       42,370
    Business acquisition and consolidation payments.........................       (8,651)    (33,595)     (11,579)
    Write-off of purchased in-process technologies..........................      --            8,000      --
    Equity in earnings of affiliated companies..............................         (517)     --          --
    Other income............................................................      --           --           (1,560)
    Changes in assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts receivable............................       18,214     (37,557)     (14,695)
      Increase in inventories...............................................       (9,316)    (23,797)      (5,072)
      Decrease (increase) in prepaid expenses and other assets..............       (2,858)      1,667       (1,430)
      Increase (decrease) in accounts payable and accrued liabilities.......      (17,067)     23,567       15,549
      Changes in other non-current assets and long-term liabilities.........       (3,479)    (10,606)       3,225
                                                                              -----------  ----------  -----------
    Net cash provided by operating activities...............................       93,780      29,246       33,828
                                                                              -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................................      (66,530)    (57,369)     (43,569)
  Cash paid for business acquisitions.......................................     (472,770)    (37,000)    (164,400)
  Dividends received from affiliated companies..............................        1,399      --          --
  Proceeds from sale of other assets........................................      --           13,500        1,560
  Advances to affiliated companies..........................................       (1,250)     (2,000)     --
                                                                              -----------  ----------  -----------
    Net cash used by investing activities...................................     (539,151)    (82,869)    (206,409)
                                                                              -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................................          276       3,199      286,974
  Repayments of long-term debt..............................................       (1,805)     (9,679)    (124,288)
  Proceeds from the Senior and Revolving Credit Facilities..................      726,044      84,686       15,319
  Repayments of the Senior and Revolving Credit Facilities..................     (266,339)    (27,500)     --
  Debt issuance costs.......................................................      (10,264)     --           (6,792)
  Purchase of treasury stock................................................      (10,000)        (97)        (556)
  Activity under stock plans................................................        2,753       3,363        3,729
                                                                              -----------  ----------  -----------
    Net cash provided by financing activities...............................      440,665      53,972      174,386
                                                                              -----------  ----------  -----------
Effect of exchange rate changes on cash and cash equivalents................        3,177         709        2,341
                                                                              -----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents........................       (1,529)      1,058        4,146
Cash and cash equivalents at beginning of year..............................        9,033       7,975        3,829
                                                                              -----------  ----------  -----------
Cash and cash equivalents at end of year....................................  $     7,504  $    9,033  $     7,975
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

    The accompanying consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Hexcel is a leading international producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in the commercial aerospace, space and defense, electronics, general industrial and recreation markets. The Company serves international markets through manufacturing and marketing facilities located in the United States and Europe, as well as sales offices in Asia, Australia and South America. The Company is also a member of four joint ventures that manufacture and market reinforcement products and composite materials in Europe, Asia and the United States.

    As discussed in Note 2, Hexcel acquired:

    - certain assets and assumed certain operating liabilities from Clark-Schwebel, Inc. and its subsidiaries' ("C-S") industrial fabrics business (the "Acquired Clark-Schwebel Business") on September 15, 1998, including interests in three joint ventures, one of which was acquired on December 23, 1998;

    - the worldwide composites division of Ciba-Geigy Limited ("CGL"), a Swiss corporation, and Ciba-Geigy Corporation, a New York corporation ("CGC" and together with CGL, "Ciba"), including most of Ciba's composite materials, parts and structures businesses, on February 29, 1996. The Company subsequently acquired Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997 (the "Acquired Ciba Business");

    - the composite products division of Hercules Incorporated ("Hercules"), including Hercules' carbon fibers and prepreg businesses (the "Acquired Hercules Business"), on June 27, 1996; and

    - the satellite business and rights to certain technologies from Fiberite, Inc. ("Fiberite"), on September 30, 1997.

    All of the above acquisitions were accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated balance sheets, statements of operations, stockholders' equity, and cash flows include the financial position, results of operations and cash flows of the businesses acquired as of such dates and for such periods that these businesses were owned by Hexcel.

    ESTIMATES AND ASSUMPTIONS

    The accompanying consolidated financial statements and related notes reflect estimates and assumptions made by the management of Hexcel. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures with respect to contingent assets and liabilities, and the reported amounts of revenues and expenses. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially from the estimates used.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    Hexcel invests excess cash in investments with original maturities of less than three months. The investments consist primarily of Eurodollar time deposits and are stated at cost, which approximates fair value. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows.

    ACCOUNTS RECEIVABLE

    Accounts receivable are net of reserves for doubtful accounts of $6,785 and $6,641 as of December 31, 1998 and 1997, respectively.

    INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized. Property, plant and equipment are depreciated over estimated useful lives, using accelerated and straight-line methods. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

    GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles, are amortized on a straight-line basis over estimated economic lives which are as follows:

Goodwill from the Acquired Clark-Schwebel Business.............................       40 years
Goodwill from the Acquired Ciba Business.......................................       20 years
Other purchased intangibles....................................................    10-15 years

    The Company periodically reviews the recoverability of all long-term assets, including the related amortization period, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised values, depending on the nature of the asset.

    INVESTMENT IN AFFILIATED COMPANIES

    Investment in affiliated companies consists of equity interests in joint ventures, which are accounted for using the equity method of accounting.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEBT FINANCING COSTS

    Debt financing costs are deferred and amortized over the life of the related debt, which ranges from 7 to 8 years.

    STOCK-BASED COMPENSATION

    Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is not recognized when options are granted at the fair market value at the date of grant. The Company also provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

    CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "stockholders' equity". Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the accompanying consolidated statements of operations and were not material to the Company's consolidated results of operations in 1998, 1997 or 1996.

    REVENUE RECOGNITION

    Product sales are recognized on the date of shipment.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company employs an interest rate cap agreement and foreign currency forward contracts in the management of its interest rate and currency exposures. The Company designates its interest rate cap agreement against a specific debt instrument and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from foreign currency forward contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. The Company does not hold financial instruments for trading purposes.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 46% of the Company's 1998 and 1997 net sales (see Note 16). The Company performs on-going credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.

    RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities,

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is not expected to have a material impact on Hexcel's consolidated financial statements. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Hexcel will adopt this accounting standard as required by January 1, 2000.

    RECLASSIFICATIONS

    Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 1998 presentation.

NOTE 2 -- BUSINESS ACQUISITIONS

    ACQUIRED CLARK-SCHWEBEL BUSINESS

    On September 15, 1998, the Company acquired certain assets and assumed certain operating liabilities from C-S. The Acquired Clark-Schwebel Business is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed circuit boards ("PCBs") for electronic equipment such as computers, cellular telephones, televisions and automobiles. The Acquired Clark-Schwebel Business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. The Acquired Clark-Schwebel Business currently operates four manufacturing facilities in the southeastern U.S. and has approximately 1,300 full time employees. As part of this acquisition, Hexcel also acquired C-S's equity ownership interests in the following three joint ventures:

    - a 43.6% share in CS-Interglas AG ("CS-Interglas"), headquartered in Germany, together with fixed-price options to increase this equity interest to 84.0%. Hexcel's acquisition of the CS-Interglas equity interest and related options was completed on December 23, 1998;

    - a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; and

    - a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

    CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The fixed-price options to increase the equity interest in CS-Interglas are significantly higher than their fair market value and expire on December 31, 1999. The unconsolidated net sales in 1998 for these joint ventures were in excess of $300,000.

    The acquisition of the Acquired Clark-Schwebel Business was completed pursuant to an Asset Purchase Agreement dated July 25, 1998, as amended, by and among Hexcel, Stamford CS Acquisition Corp., and C-S (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED) approximately $473,000 in cash, including the $19,000 paid on December 23, 1998. The assets acquired and the liabilities assumed or incurred were:

Estimated fair value of assets acquired:
  Cash............................................................................  $    5,049
  Accounts receivable.............................................................      20,249
  Inventories.....................................................................      35,508
  Net property, plant and equipment...............................................      70,000
  Investment in joint ventures, intangibles and other assets......................      68,389
  Goodwill........................................................................     365,286
                                                                                    ----------
Total assets acquired.............................................................     564,481
                                                                                    ----------
Estimated fair value of liabilities assumed or incurred:
  Accounts payable and accrued liabilities........................................      32,523
  Capital lease obligations.......................................................      50,000
  Other non-current liabilities...................................................       4,139
                                                                                    ----------
Total liabilities assumed or incurred.............................................      86,662
                                                                                    ----------
Estimated fair value of net assets acquired.......................................  $  477,819
                                                                                    ----------
Less--cash acquired...............................................................      (5,049)
                                                                                    ----------
Net cash paid.....................................................................  $  472,770
                                                                                    ----------
                                                                                    ----------

    The allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the Acquired Clark-Schwebel Business are based on current estimates of fair values, and are subject to change until September 15, 1999. In addition to the above assets and liabilities, Hexcel entered into a $50,000 lease for property, plant and equipment used in the acquired business from an affiliate of C-S, pursuant to a long-term lease which includes purchase options. Refer to Note 7 for acquisition financing.

    ACQUIRED CIBA BUSINESS & ACQUIRED HERCULES BUSINESS

    Hexcel acquired most of Ciba's composite materials, parts and structures businesses on February 29, 1996, Ciba's Austrian composites business on May 30, 1996, and various remaining assets of Ciba's worldwide composites division at various dates through February 28, 1997. The Acquired Ciba Business is engaged in the manufacture and marketing of reinforcement fabrics and lightweight, high-performance composite materials, parts and structures for commercial aerospace, space and defense, general industrial and recreation markets. Product lines include reinforcement fabrics, pre-impregnated fabrics ("prepregs"), structural adhesives, honeycomb core, sandwich panels and fabricated components, as well as composite structures and interiors primarily for the commercial and military aerospace markets.

    The acquisition of the Acquired Ciba Business was consummated pursuant to a Strategic Alliance Agreement dated as of September 29, 1995, among Ciba and Hexcel, as amended (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, the Company acquired the assets (including the capital shares of certain non-U.S. subsidiaries) and assumed the liabilities of the Acquired Ciba Business, other than certain excluded assets and liabilities, in exchange for: (a) 18,022 newly issued shares of Hexcel common stock; (b) $25,000 in cash; (c) senior subordinated notes in an aggregate principal amount of

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED)
$37,476 (the "Ciba Senior Subordinated Notes"), with a fair value of $34,450; and (d) senior demand notes in an aggregate principal amount equal to the cash on hand at certain of the non-U.S. subsidiaries included in the Acquired Ciba Business (the "Senior Demand Notes"). The total aggregate purchase price for the net assets acquired was approximately $209,000.

    Hexcel acquired the assets of the composite products division of Hercules on June 27, 1996. The Acquired Hercules Business, which manufactures carbon fibers and prepregs for commercial aerospace, space and defense, general industrial and recreation markets, was purchased for $139,400 in cash.

    The assets acquired and the liabilities assumed or incurred were:

                                                            ACQUIRED    ACQUIRED
                                                              CIBA      HERCULES
                                                            BUSINESS    BUSINESS     TOTAL
                                                           ----------  ----------  ----------
Estimated fair values of assets acquired:
  Accounts receivable....................................  $   53,861  $   16,819  $   70,680
  Inventories............................................      65,596      22,289      87,885
  Property, plant and equipment..........................     119,446     110,611     230,057
  Goodwill and other purchased intangibles...............      39,851      --          39,851
  Prepaid pension asset..................................       8,688      --           8,688
  Other assets...........................................       3,069         642       3,711
                                                           ----------  ----------  ----------
Total assets acquired....................................     290,511     150,361     440,872
                                                           ----------  ----------  ----------
Estimated fair values of liabilities assumed or incurred:
  Accounts payable and accrued liabilities...............      62,582       7,688      70,270
  Notes payable and capital lease obligations............       4,743       2,774       7,517
  Deferred liabilities...................................      14,233         499      14,732
                                                           ----------  ----------  ----------
  Total liabilities assumed or incurred..................      81,558      10,961      92,519
                                                           ----------  ----------  ----------
  Estimated fair values of net assets acquired...........  $  208,953  $  139,400  $  348,353
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Purchase price:
  Cash...................................................  $   25,000  $  139,400  $  164,400
  Senior Subordinated Notes issued to Ciba, at aggregate
    fair value...........................................      34,450      --          34,450
  Senior Demand Notes issued to Ciba.....................       5,329      --           5,329
  Hexcel common stock issued to Ciba, valued at $8 per
    stock................................................     144,174      --         144,174
                                                           ----------  ----------  ----------
  Aggregate purchase price...............................  $  208,953  $  139,400  $  348,353
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    ACQUIRED FIBERITE ASSETS

    On September 30, 1997, the Company acquired from Fiberite its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies, for $37,000 in cash. The acquisition was substantially downsized from the original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300,000. As a result of the downsized transaction, the Company

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- BUSINESS ACQUISITIONS (CONTINUED) wrote-off $4,973 of acquisition and financing costs to business acquisition and consolidation expenses in 1997. In addition, the Company expensed $8,000 of acquired in-process research and technology purchased from Fiberite which is also included in the 1997 business acquisition and consolidation expenses.

    The acquisition of the satellite business and certain technologies from Fiberite on September 30, 1997 was accounted for using the purchase method. Under this method, substantially all of the $37,000 purchase price, less the $8,000 write-off of the acquired in-process research and technology, was allocated to intangible assets. Transaction costs in relation to the downsized transaction were not material.

    PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The pro forma net sales, net income and diluted net income per share of Hexcel for the years ended December 31, 1998 and 1997, giving effect to the Acquired Clark-Schwebel Business, as if it had occurred at the beginning of the periods presented were:

                                                                        1998          1997
                                                                    ------------  ------------
Pro forma net sales...............................................  $  1,234,772  $  1,177,059
PRO FORMA NET INCOME..............................................        49,494        76,336
                                                                    ------------  ------------
PRO FORMA DILUTED NET INCOME PER SHARE............................  $       1.22  $       1.79
                                                                    ------------  ------------
                                                                    ------------  ------------

    Pro forma adjustments giving effect to the Fiberite transaction as if it occurred at the beginning of 1997 would not have had a material effect to the Company's consolidated financial statements.

NOTE 3 -- BUSINESS CONSOLIDATION

    In December 1998, Hexcel announced consolidation actions within its reinforcement fabrics and composite materials businesses. These actions included the integration of Hexcel's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit. These actions are intended to eliminate redundancies, improve manufacturing planning, and enhance customer service, and resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions. As of December 31, 1998, the cost of these actions, together with a $6,400 non-cash charge for writing down certain assets held for disposition and another $711 incurred for costs related to a proposed acquisition that was not consummated, resulted in the recognition of $12,711 in business acquisition and consolidation expenses.

    In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation program was also intended to eliminate excess manufacturing capacity and redundant administrative functions. Specific actions of the consolidation program included the elimination of 245 manufacturing, marketing and administrative positions, the closure of the Anaheim, California facility acquired in connection with the purchase of the Acquired Ciba Business, the reorganization of the Company's manufacturing operations in Europe, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources. Management expected that this consolidation program would take approximately three years to complete, in part because of the aerospace industry requirements to "qualify" specific

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- BUSINESS CONSOLIDATION (CONTINUED) equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

    As of December 31, 1998, the primary remaining activities of this consolidation program relate to the Company's European operations and certain customer qualifications of equipment transferred within the U.S. The Company expects that activities related to this consolidation program will be completed in 1999. Total expenses for this program, which remains unchanged since December 31, 1997, were $54,700, excluding $12,973 of expenses relating to the Fiberite transaction, which were not included in the original program.

    Total accrued business acquisition and consolidation expenses at December 31, 1998, 1997 and 1996 and activity during the three years then ended were as follows:

                                                        EMPLOYEE                            FIBERITE &
                                                        SEVERANCE   FACILITY &                 OTHER
                                                           AND       EQUIPMENT              TRANSACTION
                                                       RELOCATION   RELOCATION     OTHER       COSTS       TOTAL
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF JANUARY 1, 1996........................      --           --          --          --           --
Business acquisition and consolidation expenses......   $  17,285    $  10,488   $  14,597   $  --       $   42,370
Liabilities assumed or incurred in business
  acquisitions.......................................       7,104        2,497      --          --            9,601
Cash expenditures....................................      (5,306)      (1,109)     (5,164)     --          (11,579)
Non-cash usage.......................................      --           (6,678)     (8,357)     --          (15,035)
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF DECEMBER 31, 1996......................      19,083        5,198       1,076      --           25,357
Business acquisition and consolidation expenses......         (25)       7,651       4,744      12,973       25,343
Cash expenditures....................................      (6,644)      (8,771)     (5,207)    (12,973)     (33,595)
Non-cash usage.......................................      (2,759)      (2,068)       (105)     --           (4,932)
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF DECEMBER 31, 1997......................       9,655        2,010         508      --           12,173
Business acquisition and consolidation expenses......      (3,225)       9,625       5,600         711       12,711
Cash expenditures....................................      (1,079)      (6,353)       (508)       (711)      (8,651)
Non-cash usage.......................................         517       (2,948)     (5,600)     --           (8,031)
                                                       -----------  -----------  ---------  -----------  ----------
BALANCE AS OF DECEMBER 31, 1998......................   $   5,868    $   2,334   $  --       $  --       $    8,202
                                                       -----------  -----------  ---------  -----------  ----------
                                                       -----------  -----------  ---------  -----------  ----------

    Non-cash items consist of asset write-downs and currency translation effects. Accrued business consolidation costs of $8,202 and $12,173 as of December 31, 1998 and 1997, respectively, were included in "other accrued liabilities" in the accompanying consolidated balance sheets. Business consolidation activities were financed with operating cash flows and borrowings under the Senior and Revolving Credit Facilities. In addition, in 1997, the Company received $8,500 of net proceeds, which approximated book value, from the sale of its Anaheim, California facility.

NOTE 4 -- INVENTORIES

                                                                           1998        1997
                                                                        ----------  ----------
Raw materials.........................................................  $   90,881  $   90,429
Work in progress......................................................      77,769      47,953
Finished goods........................................................      44,549      26,939
                                                                        ----------  ----------
Inventories...........................................................  $  213,199  $  165,321
                                                                        ----------  ----------
                                                                        ----------  ----------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

                                                       1998         1997
                                                    -----------  -----------
Land..............................................  $    22,178  $    17,773
Buildings.........................................      167,176      136,108
Equipment.........................................      439,179      335,035
                                                    -----------  -----------
Property, plant and equipment.....................      628,533      488,916
Less accumulated depreciation.....................     (195,960)    (157,439)
                                                    -----------  -----------
Net property, plant and equipment.................  $   432,573  $   331,477
                                                    -----------  -----------
                                                    -----------  -----------

NOTE 6 -- INVESTMENT IN AFFILIATED COMPANIES AND OTHER ASSETS

                                                       1998       1997
                                                    ----------  ---------
Investment in affiliated companies................  $   70,291  $  --
Deferred tax asset................................      10,503      9,901
Deferred debt financing costs, net of accumulated
  amortization of $1,773 and $2,487 as of December
  31, 1998 and 1997, respectively.................      11,452      4,030
Prepaid pension asset.............................       9,503      8,619
Other assets......................................       5,408      3,325
                                                    ----------  ---------
Investment in affiliated companies and other
  assets..........................................  $  107,157  $  25,875
                                                    ----------  ---------
                                                    ----------  ---------

    INVESTMENT IN AFFILIATED COMPANIES

    As part of the Acquired Clark-Schwebel Business, the Company acquired equity ownership interests in three joint ventures: a 43.3% share in Asahi-Schwebel, headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; a 43.6% share in CS-Interglas, together with fixed-price options to increase this equity interest to approximately 84%; and a 50.0% share in CS Tech-Fab, headquartered in the U.S. (see Note 2).

    As of December 31, 1998 and 1997, Hexcel owned a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture, which owns and operates a manufacturing facility in Komatsu, Japan, was formed in 1990 and produces and sells prepregs, honeycomb, decorative laminates and bulk molding compounds using technology licensed from Hexcel and DIC. In December of 1996, Hexcel and DIC reached an agreement to continue the DHL joint venture and expand its operations. The Company and DIC agreed to fund the joint venture's operations through 1998 by each contributing an additional $3,250 in cash, payable in installments through 1998. Of this amount, $1,250 and $2,000 was paid in 1998 and 1997, respectively. In addition, the Company and DIC agreed to contribute certain additional technology and product manufacturing rights to DHL. Under the terms of the agreements, Hexcel remains contingently liable to pay DIC up to $4,500 with respect to DHL's bank debt, but the possibility that such repayment will be required has diminished as a result of the improvement in DHL's business prospects. As of December 31, 1998, the Company's investment in DIC is zero.

    In addition to the above joint ventures, in 1998, the Company reached an agreement in principle with The Boeing Company ("Boeing") and Aviation Industries of China to form a joint venture,

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- INVESTMENT IN AFFILIATED COMPANIES AND OTHER ASSETS (CONTINUED)
BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. This joint venture will be located in Tianjin, China. Also in 1998, the Company signed an agreement with Boeing, Sime Darby Berhad and Malaysia Helicopter Services (now known as Naluri Berhad) to form another joint venture, Asian Composite Manufacturing Sdn. Bhd., to manufacture composite parts for secondary structures for commercial aircraft. This joint venture will be located in Alor Setar, Malaysia. Products manufactured by both joint ventures will be shipped to the Company's Kent, Washington facility for final assembly, inspection and shipment to Boeing as well as other customers worldwide. It is anticipated that the first parts will be delivered to customers in 2001. The Company's total estimated financial commitment to both of these joint ventures will be approximately $31,000, which is expected to be made in increments through 2001. However, completion of these projects and related investments remain subject to certain significant conditions, including foreign government approvals.

NOTE 7 -- NOTES PAYABLE

                                                       1998        1997
                                                    ----------  ----------
Senior Credit Facility............................  $  618,214  $   --
Revolving Credit Facility.........................      --         158,267
European Credit and Overdraft Facilities..........      16,330      13,909
Convertible Subordinated Notes, due 2003..........     114,435     114,450
Convertible Subordinated Debentures, due 2011.....      25,625      25,625
Various notes payable.............................         547         680
                                                    ----------  ----------
Total notes payable...............................     755,151     312,931
Capital lease obligations (see Note 8)............      54,092       5,473
Senior Subordinated Notes Payable to a related
  party, net of unamortized discount of $1,801 and
  $2,233 as of December 31, 1998 and 1997,
  respectively....................................      35,675      34,967
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  864,918  $  353,371
                                                    ----------  ----------
                                                    ----------  ----------
Notes payable and current maturities of capital
  lease obligations...............................  $   26,867  $   13,858
Long-term notes payable and capital lease
  obligations, less current maturities............     802,376     304,546
Indebtedness to related parties...................      35,675      34,967
                                                    ----------  ----------
Total notes payable, capital lease obligations and
  indebtedness to related parties.................  $  864,918  $  353,371
                                                    ----------  ----------
                                                    ----------  ----------

    SENIOR CREDIT FACILITY

    In connection with the acquisition of the Acquired Clark-Schwebel Business (see Note 2) on September 15, 1998, Hexcel obtained the Senior Credit Facility to: (a) fund the purchase of the Acquired Clark Schwebel Business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility, prior to the issuance in January 1999 of $240,000 of 9.75% Senior Subordinated Notes, due 2009 (see

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
below), provided up to $910,000 of borrowing capacity, with available borrowings of $281,000 at December 31, 1998, subject to certain loan covenants. After the issuance of the 9.75% Senior Subordinated Notes, due 2009, the borrowing capacity under the Senior Credit Facility was reduced to $672,000, subject to certain loan covenants.

    Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Senior Credit Facility is computed at an annual rate ranging from approximately 0.75% to 2.25% in excess of the applicable London interbank rate, or at the option of Hexcel, at 0 to 1.25% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.23% to 0.50% per annum of the total facility. As of December 31, 1998, the Company had an interest rate cap agreement outstanding which covers a notional amount of $50,000 of the variable rate Senior Credit Facility providing a maximum fixed rate of 5.5%. The cost of the interest rate cap is being amortized to interest expense over the term of the contract and the unamortized amount approximated fair value at December 31, 1998.

    The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries. In addition, the Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock. Approximately $544,000 of the Senior Credit Facility, after the issuance of the Senior Subordinated Notes, expires by September 2004, with the balance expiring in 2005.

    As a result of obtaining the Senior Credit Facility and the Amended Revolving Credit Facility (see below), the Company wrote off approximately $1,600 of capitalized debt financing costs in 1998. This amount is included in "interest expense" in the accompanying consolidated statement of operations for 1998.

    REVOLVING CREDIT FACILITY

    In connection with the purchase of the Acquired Hercules Business in 1996, Hexcel obtained a revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility was obtained to: (a) refinance outstanding indebtedness under a senior secured credit facility; (b) finance the purchase of the Acquired Hercules Business; and (c) provide for the ongoing working capital and other financing requirements of the Company, including business consolidation activities, on a worldwide basis. The Revolving Credit Facility was amended in March 1998 (the "Amended Revolving Credit Facility") and in September 1998, the Senior Credit Facility replaced the Amended Revolving Credit Facility. The Amended Revolving Credit Facility, prior to its replacement, had provided up to $355,000 of borrowing capacity and would have expired in March 2003.

    Interest on outstanding borrowings on the Amended Revolving Credit Facility depended upon certain predetermined ratios and other conditions and was computed at an annual rate ranging from approximately 0.3% to 1.1% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. In addition, the Amended Revolving Credit Facility was subject to a commitment fee ranging from approximately 0.2% to 0.4% per annum of the total facility. Interest on outstanding borrowings under the Revolving Credit Facility was computed at an annual rate of 0.4% in excess of the applicable London interbank rate or, at the option of Hexcel, at the base rate of the administrative agent for the lenders. The Revolving Credit Facility was also subject to a commitment fee of approximately 0.2% per annum on the unused portion of the facility.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    EUROPEAN CREDIT AND OVERDRAFT FACILITIES

    In addition to the Senior Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local lenders. These credit and overdraft facilities, which are only available to finance certain activities by specific subsidiaries, are primarily uncommitted facilities that are terminable at the discretion of the lenders. The credit and overdraft facilities in use by the Company's European subsidiaries as of December 31, 1998 and 1997, other than the Senior or Revolving Credit Facilities, bear interest at rates between 3.0% and 6.4% per annum.

    CONVERTIBLE SUBORDINATED NOTES, DUE 2003

    In July of 1996, Hexcel completed an offering of $114,500 in convertible subordinated notes, due 2003 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes carry an annual interest rate of 7% and are convertible into Hexcel common stock at a conversion price of $15.81 per share, subject to adjustment under certain conditions. Net proceeds of $111,351 from this offering were used to repay amounts owed under the Company's Revolving Credit Facility.

    The Convertible Subordinated Notes are redeemable beginning in August of 1999, in whole or in part, at the option of Hexcel. The redemption prices range from 103.5% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs. As of December 31, 1998, $65 of the Convertible Subordinated Notes had been converted resulting in the issuance of 4 shares of common stock.

    CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2011

    The 7% convertible subordinated debentures, due 2011, are redeemable by Hexcel prior to maturity. Mandatory redemption is scheduled to begin in 2002 through annual sinking fund requirements. The debentures are convertible prior to maturity into common shares of the Company at $30.72 per share.

    CIBA SENIOR SUBORDINATED NOTES PAYABLE

    In connection with the purchase of the Acquired Ciba Business, Hexcel issued to Ciba, the Ciba Senior Subordinated Notes in an aggregate principal amount of $37,476. Hexcel also consented to an assignment by Ciba of Ciba's rights and obligations under the Strategic Alliance Agreement to Ciba Speciality Chemical Holdings Inc. and Ciba Specialty Chemicals Corporation (collectively "CSC"). In connection with the assignment of these rights and obligations, the Ciba Senior Subordinated Notes that were previously payable to Ciba are now payable to CSC.

    The Ciba Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest for three years at a rate of 7.5% per annum, payable semiannually from February 29, 1996. The interest rate will increase to 10.5% per annum on the third anniversary of the purchase of the Acquired Ciba Business (February 28, 1999), and by an additional 0.5% per year thereafter until the Ciba Senior Subordinated Notes mature in the year 2003.

    At the date of issue, the aggregate fair value of the Ciba Senior Subordinated Notes was $3,026 less than the aggregate principal amount. The original discount of $3,026 reflects the absence of certain call protection provisions from the terms of the Ciba Senior Subordinated Notes and the difference between the stated interest rate on the Ciba Senior Subordinated Notes and the estimated market rate for debt obligations of comparable quality and maturity. This discount, which is amortized over the life of the Ciba

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
Senior Subordinated Notes, had an unamortized balance of $1,801 and $2,233 as of December 31, 1998 and 1997, respectively.

    On February 17, 1999, the Company repaid $12,500 of its Ciba Senior Subordinated Notes payable. The repayment was financed with borrowings under the Company's Senior Credit Facility. As a result of the repayment, the Company will write-off approximately $600 of the unamortized discount in 1999.

    As discussed in Note 9, Hexcel has various financial and other relationships with CSC. Accordingly, the Company's net indebtedness to CSC under the Ciba Senior Subordinated Notes has been classified as "indebtedness to related parties" in the accompanying consolidated balance sheets.

    9.75% SENIOR SUBORDINATED NOTES, DUE 2009

    On January 21, 1999, the Company issued $240,000 of 9.75% Senior Subordinated Notes, due 2009. Net proceeds of approximately $231,000 from this offering were used to repay amounts owed under the Senior Credit Facility. Simultaneously with the closing of this offering, the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity to $672,000, modify certain financial covenants and to permit the offering.

    AGGREGATE MATURITIES OF NOTES PAYABLE AND INDEBTEDNESS TO RELATED PARTIES

    As discussed above, on January 21, 1999, the Company issued $240,000 of 9.75% Senior Subordinated Notes, due 2009, for net proceeds of $231,000, and amended its Senior Credit Facility. In addition, on February 17, 1999, the Company repaid $12,500 of the Ciba Senior Subordinated Notes payable to CSC with borrowings under the Senior Credit Facility. The table below reflects aggregate maturities of notes payable and indebtedness to related parties, including the amended due dates and maturities from the above events (see Note 8 for maturities of capital lease obligations):

Payable during years ending December 31:
  1999............................................  $  21,983
  2000............................................     17,490
  2001............................................     20,154
  2002............................................     35,726
  2003............................................    176,000
  2004 and thereafter.............................    548,473
                                                    ---------
Total notes payable and indebtedness to related
  parties.........................................  $ 819,826
                                                    ---------
                                                    ---------

    ESTIMATED FAIR VALUES OF NOTES PAYABLE

    The Senior Credit Facility, and substantially all of the various European credit facilities and other notes payable outstanding as of December 31, 1998 and 1997, are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximates their respective book values.

    The aggregate fair values of the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, are estimated on the basis of quoted market prices, although trading

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- NOTES PAYABLE (CONTINUED)
in these debt securities is limited and may not reflect fair value. The aggregate fair value of the Convertible Subordinated Notes, due 2003, was approximately $96,100 and $196,000 as of December 31, 1998 and 1997, respectively. The aggregate fair value of the Convertible Subordinated Debentures, due 2011, was approximately $19,000 and $25,500 as of December 31, 1998 and 1997, respectively.

NOTE 8 -- LEASING ARRANGEMENTS

    Assets, accumulated depreciation and related liability balances under capital leasing arrangements as of December 31, 1998 and 1997, were:

                                                      1998       1997
                                                    ---------  ---------
Property, plant and equipment.....................  $  67,191  $  10,197
Less accumulated depreciation.....................     (6,593)    (3,593)
                                                    ---------  ---------
Net property, plant and equipment.................  $  60,598  $   6,604
                                                    ---------  ---------
                                                    ---------  ---------
Capital lease obligations.........................  $  54,092  $   5,473
Less current maturities...........................     (4,884)      (347)
                                                    ---------  ---------
Long-term capital lease obligations, net..........  $  49,208  $   5,126
                                                    ---------  ---------
                                                    ---------  ---------

    As discussed in Note 2, Hexcel entered into a $50,000 capital lease for property, plant and equipment used in the Acquired Clark-Schwebel Business. The lease expires in September 2006 and includes various purchase options.

    Certain sales and administrative offices, data processing equipment, and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $4,656 in 1998, $4,559 in 1997 and $4,623 in 1996.

    Future minimum lease payments as of December 31, 1998, were:

                                                        TYPE OF LEASE
                                                    ----------------------
                                                     CAPITAL    OPERATING
                                                    ---------  -----------
Payable during years ending December 31:
  1999............................................  $   9,038   $   4,377
  2000............................................      8,804       3,135
  2001............................................      8,513       1,691
  2002............................................      8,513       1,100
  2003............................................      8,022         474
  2004 and thereafter.............................     29,158       2,380
                                                    ---------  -----------
    Total minimum lease payments..................  $  72,048   $  13,157
                                                    ---------  -----------
                                                    ---------  -----------

    Total minimum capital lease payments include $17,956 of imputed interest.

NOTE 9 -- RELATED PARTIES

    In connection with the purchase of the Acquired Ciba Business, Hexcel delivered 18,022 newly issued shares of Hexcel common stock to Ciba, representing 49.9% of the Hexcel common stock issued and

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- RELATED PARTIES (CONTINUED)
outstanding at that date. In addition, the Company and Ciba entered into the Strategic Alliance Agreement which currently provides for, among other things, the designation by Ciba of four of the Company's ten directors, and the approval of a majority of these four designated directors for the taking of certain significant actions by the Company. On February 21, 1997, the Company consented to an assignment by Ciba of Ciba's rights and obligations under the Strategic Alliance Agreement to CSC. In connection with the assignment of these rights and obligations, all of the Hexcel common stock previously held by Ciba is now held by CSC.

    As discussed in Notes 2 and 7, Hexcel delivered Ciba Senior Subordinated Notes in an aggregate principal amount of $37,476 to Ciba in connection with the purchase of the Acquired Ciba Business. In connection with the assignment of Ciba's rights and obligations under the Strategic Alliance Agreement, the Senior Subordinated Notes that were previously payable to Ciba are payable to CSC. During 1996, the Company also delivered Senior Demand Notes to Ciba in an aggregate principal amount of $5,329. The Senior Demand Notes were presented for payment and paid in full prior to December 31, 1996. Aggregate interest expense on the Ciba Senior Subordinated Notes in 1998, 1997 and 1996, was $2,811, $2,762 and $2,715, respectively.

    Hexcel purchases certain raw materials from various CSC subsidiaries. The Company's aggregate purchases from CSC subsidiaries for 1998, 1997 and 1996 were $37,717, $34,255 and $15,116, respectively. Aggregate payables to various CSC subsidiaries included in "accounts payable" and "accrued liabilities" as of December 31, 1998 and 1997, were $3,314 and $1,196, respectively. In addition, the Company sold certain finished products to the affiliates of CSC ("Ciba Distributors") pursuant to a distribution agreement, which expired February 28, 1997. For the year ended December 31, 1998, there were no sales to Ciba Distributors. For the years ended December 31, 1997 and 1996, aggregate sales to Ciba Distributors were $5,620 and $32,408, respectively. As of December 31, 1998 and 1997, aggregate receivables from Ciba Distributors were not material to the accompanying consolidated balance sheets.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

    RETIREMENT PLANS

    Hexcel maintains defined benefit retirement plans covering most U.S. and certain European employees as well as retirement savings plans covering eligible U.S. employees. The defined benefit retirement plans are based on years of service and employee compensation under either a career average or final pay benefits' method. Hexcel's funding policy is to contribute the minimum amount required by applicable regulations. In addition, the Company participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.

    As part of the Acquired Ciba Business, the Company acquired a net pension asset from a defined benefit retirement plan covering employees of a United Kingdom subsidiary. Pursuant to the terms of the Strategic Alliance Agreement, these employees continued to participate in a defined benefit retirement plan sponsored by Ciba up to January 1, 1997, at which time, the accumulated benefit obligation and net pension asset was valued and transferred to a newly created plan sponsored by the Company.

    Under the retirement savings plans, eligible U.S. employees may contribute up to 16% of their compensation to an individual retirement savings account. Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation. In addition, the Company makes profit sharing contributions when the Company meets or exceeds certain annual performance targets. The net expense for these retirement savings plans was approximately $5,798 for 1998, $5,957 for 1997 and $5,396 for 1996.

    OTHER POSTRETIREMENT BENEFIT PLANS

    Hexcel provides certain postretirement health care and life insurance benefits to eligible retirees. Substantially all U.S. employees hired on or before December 31, 1995, are eligible for benefits, as well as senior executives and certain U.S. employees hired in connection with the Acquired Ciba Business and the Acquired Hercules Business. The Company also maintains a postretirement medical plan for its employees hired in connection with the Acquired Clark-Schwebel Business.

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

    As part of the Acquired Clark-Schwebel Business, the Company assumed a defined benefit postretirement medical plan, which covers substantially all salaried and nonsalaried employees. The plan provides medical coverage to age 65 for employees who retire at age 62 or later, have at least 25 years of service and participated in the plan prior to retirement.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)
    The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the years ended December 31, 1998, 1997 and 1996, were:

                                                              U.S. PLANS                     EUROPEAN PLANS
RETIREMENT PLANS                                      1998       1997       1996       1998       1997       1996
--------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Service cost--benefits earned during the year.....  $   3,314  $   2,310  $   2,365  $   2,063  $   1,933  $     150
Interest cost on projected benefit obligation.....      1,180        817        646      2,301      2,168        132
Expected return on plan assets....................       (805)      (739)      (477)    (4,365)    (6,799)      (109)
Net amortization and deferral.....................        567        265        273        898      4,002     --
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net periodic pension cost.........................  $   4,256  $   2,653  $   2,807  $     897  $   1,304  $     173
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------

POSTRETIREMENT PLANS                                  1998       1997       1996
--------------------------------------------------  ---------  ---------  ---------
Service cost--benefits earned during the year.....  $     127  $      91  $      80
Interest cost on projected benefit obligation.....        691        752        701
Net amortization and deferral.....................       (318)      (213)      (222)
                                                    ---------  ---------  ---------
Net periodic postretirement benefit cost..........  $     500  $     630  $     559
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)
    The benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated financial statements, for Hexcel's retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 1998 and 1997 were:

                                                                 RETIREMENT PLANS
                                                         U.S. PLANS           EUROPEAN PLANS      POSTRETIREMENT PLANS
                                                       1998       1997       1998       1997        1998        1997
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Change in benefit obligation:
  Benefit obligation--beginning of year...........  $   14,910  $  11,071  $  32,627  $  27,479  $   10,836  $   10,294
  Service cost....................................       3,314      2,310      2,063      1,933         127          91
  Interest cost...................................       1,180        817      2,301      2,168         691         752
  Introduction of a new plan......................       1,200     --         --         --          --          --
  Plan participants' contributions................      --         --            511        459          41          53
  Plan from the Acquired Clark-Schwebel
    Business......................................      --         --         --         --           4,139      --
  Actuarial loss (gain)...........................       1,781      1,253      9,080        750      (1,927)        235
  Benefits paid...................................        (840)      (541)      (188)      (162)       (526)       (589)
  Other...........................................      --         --            705     --          --          --
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Benefit obligation--end of year...................      21,545     14,910     47,099     32,627      13,381      10,836
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Change in plan assets:
  Fair value of plan assets-beginning of year.....       8,343      5,974     44,557     36,282      --          --
  Actual return on plan assets....................       1,517        739      4,941      6,798      --          --
  Employer contributions..........................       2,525      2,171      1,172      1,180         416         536
  Plan participants' contributions................      --         --            511        459          41          53
  Benefits paid...................................        (840)      (541)      (188)      (162)       (457)       (589)
  Other...........................................      --         --            705     --          --          --
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Fair value of plan assets--end of year............      11,545      8,343     51,698     44,557      --          --
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Funded status:
  Benefit obligation in excess of plan assets.....     (10,000)    (6,567)     4,598     11,930     (13,420)    (10,836)
  Unrecognized actuarial loss (gain)..............       2,369      1,436      4,905     (3,311)       (549)       (556)
  Unrecognized net liability......................         126        169     --         --          --          --
  Unrecognized prior service cost.................         816          4     --         --          (4,743)     (3,210)
                                                    ----------  ---------  ---------  ---------  ----------  ----------
Prepaid (accrued) benefit cost....................  $   (6,689) $  (4,958) $   9,503  $   8,619  $  (18,712) $  (14,602)
                                                    ----------  ---------  ---------  ---------  ----------  ----------
                                                    ----------  ---------  ---------  ---------  ----------  ----------

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $21,545, $18,858 and $11,545, respectively, as of December 31, 1998 and $14,910, $13,037 and $8,343, respectively, as of December 31, 1997. In 1998, the Company updated certain assumptions with respect to its European plans, resulting in an actuarial loss. Amortization of this loss and other prior service costs, is calculated on a straight-line basis over the expected future years of service of the plans' active participants. Assets for the defined benefit pension plans generally consist of publicly traded securities, bonds and cash investments.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)
    As of December 31, 1998 and 1997, the prepaid benefit cost was included in "investment in affiliated companies and other assets" in the accompanying consolidated balance sheets. For the same periods, the accrued benefit cost was included in "accrued compensation and benefits" and "other non-current liabilities" in the accompanying consolidated balance sheets.

    Assumptions used to estimate the actuarial present value of benefit obligations as of December 31, 1998, 1997 and 1996, were:

                                                        1998            1997            1996
                                                    -------------  --------------  --------------
U.S. defined benefit retirement plans:
  Discount rates..................................           7.0%            7.0%            7.5%
  Rate of increase in compensation................           4.5%            4.5%            4.5%
  Expected long-term rate of return on plan
    assets........................................           9.0%            9.0%            9.0%

European defined benefit retirement plans:
  Discount rates..................................    5.5% - 5.8%     6.5% - 7.0%     6.5% - 7.5%
  Rates of increase in compensation...............    1.5% - 4.0%     2.0% - 5.0%     2.0% - 4.5%
  Expected long-term rates of return on plan
    assets........................................    6.5% - 7.0%     6.5% - 7.5%     6.5% - 9.0%

Postretirement benefit plans:
  Discount rates..................................    6.8% - 7.0%            7.0%            7.5%

    For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits were assumed at 7.5% to 10.2% for medical, and 5.0% for dental and vision for 1999. These rates were assumed to decrease gradually to 5.5% to 8.4%, and remain at 5.0%, respectively, by the year 2002.

    The table below presents the impact of a one-percentage point increase and a one-percentage point decrease in the assumed health care cost trend on the total of service and interest cost components and on the postretirement benefit obligation.

                                                      1998       1997
                                                    ---------  ---------
One-percentage point increase:
  Effect on total service and interest cost
    components....................................  $      67  $      47
  Effect on postretirement benefit obligation.....        778        608

One-percentage point decrease:
  Effect on total service and interest cost
    components....................................        (55)       (43)
  Effect on postretirement benefit obligation.....       (662)      (527)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- INCOME TAXES

    PROVISION FOR INCOME TAXES

    Income (loss) before income taxes and the provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996, were:

                                                      1998        1997        1996
                                                    ---------  ----------  ----------
Income (loss) before income taxes:
  U.S.............................................  $  30,590  $   24,197  $  (11,956)
  International...................................     47,774      26,555      (3,798)
                                                    ---------  ----------  ----------
Total income (loss) before income taxes...........  $  78,364  $   50,752  $  (15,754)
                                                    ---------  ----------  ----------
                                                    ---------  ----------  ----------
Provision (benefit) for income taxes:
Current:
  U.S.............................................  $   6,352  $      798  $   (1,600)
  International...................................     15,240       9,527       5,556
                                                    ---------  ----------  ----------
Current provision for income taxes................     21,592      10,325       3,956
                                                    ---------  ----------  ----------
                                                    ---------  ----------  ----------
Deferred:
  U.S.............................................      4,662     (33,935)     --
  International...................................      2,188         732        (520)
                                                    ---------  ----------  ----------
Deferred provision (benefit) for income taxes.....      6,850     (33,203)       (520)
                                                    ---------  ----------  ----------
Total provision (benefit) for income taxes........  $  28,442  $  (22,878) $    3,436

    A reconciliation of the provision (benefit) to the U.S. federal statutory income tax rate of 35%, 35% and 34% for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                      1998        1997       1996
                                                    ---------  ----------  ---------
Provision (benefit) at U.S. federal statutory
  rate............................................  $  27,732  $   17,763  $  (5,356)
U.S. state taxes, less federal tax benefit........        807         519         21
Impact of different international tax rates,
  adjustments to income tax accruals and other....      1,103      18,773     (9,656)
Valuation allowance...............................     (1,200)    (59,933)    18,427
                                                    ---------  ----------  ---------
Total provision (benefit) for income taxes........  $  28,442  $  (22,878) $   3,436

    In accordance with SFAS No. 109, "Accounting for Income Taxes", in 1996 the Company had fully provided valuation allowance reserves against its net deferred tax assets primarily in the U.S. and Belgium where there were uncertainties concerning the Company's ability to generate sufficient future taxable income to realize these assets. In 1997, the Company reversed $59,900 of its valuation allowance reserve as follows: $17,000 due to current year profitable U.S. operations, $39,000 due to the Company's assessment that the realization of the remaining U.S. net deferred tax assets is more likely than not, and $3,900 in Belgium due to a gain on sale of certain tangible and intangible assets to other Hexcel subsidiaries. The Company continues to reserve the balance of the net deferred tax asset related to its Belgium operations.

    The Company has made no U.S. income tax provision for approximately $76,000 of undistributed earnings of international subsidiaries as of December 31, 1998. Such earnings are considered to be

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- INCOME TAXES (CONTINUED)
permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

    DEFERRED INCOME TAXES

    Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1998 and 1997, were:

                                                       1998        1997
                                                    ----------  ----------
Net operating loss carryforwards..................  $   19,200  $   21,000
Reserves and other, net...........................      24,150      31,580
Accrued business acquisition and consolidation
  expenses........................................       3,000       4,380
Accelerated depreciation and amortization.........     (14,130)    (16,690)
Valuation allowance...............................      (7,300)     (8,500)
                                                    ----------  ----------
Net deferred tax asset............................  $   24,920  $   31,770

    NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1998, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal and Belgium income tax purposes of approximately $45,000 and $4,500, respectively. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2012. As a result of the ownership change, which occurred in connection with the purchase of the Acquired Ciba Business, the Company has a limitation on the utilization of U.S. NOL carryforwards of approximately $12,000 per year.

NOTE 12 -- STOCKHOLDERS' EQUITY

    COMMON STOCK OUTSTANDING

                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                        (NUMBER OF SHARES -- IN
                                                              THOUSANDS)
Common stock:
Balance, beginning of year........................     36,891     36,592     18,091
Issuance of stock to Ciba.........................     --         --         18,022
Activity under stock plans and other..............        284        296        479
Conversion of Subordinated Notes..................          1          3     --
                                                    ---------  ---------  ---------
Balance, end of year..............................     37,176     36,891     36,592
                                                    ---------  ---------  ---------
Treasury stock:
Balance, beginning of year........................         35         31     --
Repurchased.......................................        812          4         31
                                                    ---------  ---------  ---------
Balance, end of year..............................        847         35         31
                                                    ---------  ---------  ---------
Common stock outstanding..........................     36,329     36,856     36,561
                                                    ---------  ---------  ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- STOCKHOLDERS' EQUITY (CONTINUED)
    In 1998, the Company's Board of Directors approved plans to repurchase up to $20,000 of the Company's common stock. During the year ended December 31, 1998, the Company repurchased 812 shares of its common stock at an average cost of $12.32 per share, for a total of $10,000. The Board of Directors may also approve additional stock buybacks from time to time subject to market conditions and the terms of the Company's credit agreements and indentures.

    STOCK-BASED INCENTIVE PLANS

    The Company has various stock option and management incentive plans for eligible employees, officers, directors and consultants. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all of these options have a ten-year term and generally vest over a 3-year period. In 1998 and 1997, Hexcel's stockholders approved various amendments to the Company's stock-based incentive plans, which increased the aggregate number of stock issuable under these plans by 4,500 to 7,350.

    As of December 31, 1998, 1997 and 1996, the Company had outstanding a total of 518, 353 and 286, of performance accelerated restricted stock units ("PARS"), respectively. PARS are convertible to an equal number of shares of Hexcel common stock and generally vest in increments through 2005, subject to certain terms of employment and other circumstances which may accelerate the vesting period. As of December 31, 1998, 1997 and 1996, 301, 286, and 0 PARS were vested, respectively. Approximately $1,660, $3,272 and $529 of compensation expense was recognized in 1998, 1997 and 1996, respectively, with respect to the PARS and certain other stock-based incentive plans.

    In addition to the above, during 1996, the Company recognized $3,635 of compensation expense under the intrinsic value method resulting from stock options which vested in connection with the purchase of the Acquired Ciba Business. This compensation expense was based on the difference between the exercise price of the stock options granted and the market price of Hexcel common stock on the date that the Company's stockholders approved the Incentive Stock Plan under which these options were granted. The recognition of compensation expense in connection with these stock options resulted in a corresponding $3,635 increase in the additional paid-in capital of the Company.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- STOCKHOLDERS' EQUITY (CONTINUED)
    Stock option data for the three years ended December 31, 1998, 1997 and 1996, were:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                     NUMBER OF    EXERCISE
                                                      OPTIONS       PRICE
                                                    -----------  -----------
Options outstanding at January 1, 1996............       1,014    $    7.27
Options granted...................................       1,577    $   12.69
Options exercised.................................        (447)   $    9.40
Options expired or canceled.......................         (85)   $   11.45
                                                    -----------  -----------
Options outstanding at December 31, 1996..........       2,059    $   10.36
Options granted...................................       3,094    $   18.24
Options exercised.................................        (289)   $    9.64
Options expired or canceled.......................         (25)   $   15.51
                                                    -----------  -----------
Options outstanding at December 31, 1997..........       4,839    $   15.39
Options granted...................................       3,253    $   12.23
Options exercised.................................        (237)   $    8.53
Options expired or canceled.......................      (2,740)   $   18.52
                                                    -----------  -----------
Options outstanding at December 31, 1998..........       5,115    $   12.05
                                                    -----------  -----------

    The number of options exercisable as of December 31, 1998, 1997 and 1996 were 1,505, 1,193 and 841, respectively, at a weighted average exercise price of $11.54, $9.80 and $8.64, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                    ---------------------------------------   ----------------------
                                                                     WEIGHTED      WEIGHTED                 WEIGHTED
                                                     NUMBER OF       AVERAGE       AVERAGE     NUMBER OF    AVERAGE
                                                      OPTIONS     REMAINING LIFE   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                            OUTSTANDING     (IN YEARS)      PRICE     EXERCISABLE    PRICE
--------------------------------------------------  -----------   --------------   --------   -----------   --------
$ 4.18 -  4.75....................................       173            5.9         $ 4.58         120       $ 4.75
$ 4.76 - 10.00....................................       907            8.8         $ 8.10         252       $ 6.41
$10.01 - 15.00....................................     3,322            8.9         $12.17         900       $12.46
$15.01 - 20.00....................................       550            7.9         $16.58         226       $16.62
$20.01 - 24.00....................................       141            9.0         $23.98       --           --
$24.01 - 30.00....................................        20            9.3         $26.95           7       $26.95
$30.01 - 32.06....................................         2            8.2         $30.49       --          $30.68
                                                                         --
                                                       -----                       --------      -----      --------
$ 4.18 - 32.06....................................     5,115            8.7         $12.05       1,505       $11.54
                                                                         --
                                                                         --
                                                       -----                       --------      -----      --------
                                                       -----                       --------      -----      --------

    EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

    In July 1997, the Company established an ESPP to provide eligible employees an additional opportunity to share in the ownership of Hexcel. The maximum number of common stock reserved for issuance under the ESPP is 200. Under the ESPP, eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- STOCKHOLDERS' EQUITY (CONTINUED)
85% of the fair market value of the common stock on the purchase date. During 1998, approximately 36 common stock were issued under the ESPP.

    PRO FORMA DISCLOSURES

    The Company has elected to continue to follow APB Opinion No. 25 for accounting for its stock-based incentive plans. Had compensation expense for the Company's stock option plans been determined as prescribed by SFAS 123, pro forma net income (loss) and related per share amounts, would have been as follows:

                                                      1998       1997        1996
                                                    ---------  ---------  ----------
Net income (loss):
  As reported.....................................  $  50,439  $  73,630  $  (19,190)
  Pro forma.......................................     48,172     67,355     (19,233)

Basic net income (loss) per share:
  As reported.....................................  $    1.38  $    2.00  $    (0.58)
  Pro forma.......................................       1.31       1.83       (0.58)

Diluted net income (loss) per share:
  As reported.....................................  $    1.24  $    1.74  $    (0.58)
  Pro forma.......................................       1.19       1.60       (0.58)

    The weighted average fair value of options granted during 1998, 1997 and 1996 was $12.23, $18.24 and $12.75, respectively. The following ranges of assumptions were used in the Black-Scholes pricing models for options granted in 1998, 1997 and 1996: risk-free interest of 4.6% to 6.3%, estimated volatility of 40% to 51%, dividend yield of 0.0%, and an expected life of 1 to 10 years.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- NET INCOME (LOSS) PER SHARE

    Computations of basic and diluted net income (loss) per share for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                                1998       1997        1996
                                                              ---------  ---------  ----------
Basic net income (loss) per share:
  Net income (loss).........................................  $  50,439  $  73,630  $  (19,190)
                                                              ---------  ---------  ----------
  Weighted average common shares outstanding................     36,675     36,748      33,351
                                                              ---------  ---------  ----------
Basic net income (loss) per share...........................  $    1.38  $    2.00  $    (0.58)
                                                              ---------  ---------  ----------
Diluted net income (loss) per share:
  Net income (loss).........................................  $  50,439  $  73,630  $  (19,190)
Effect of dilutive securities --
  Senior Subordinated Notes, due 2003.......................      5,087      5,087      --
  Senior Subordinated Debentures, due 2011..................      1,139      1,139      --
                                                              ---------  ---------  ----------
Adjusted net income (loss)..................................  $  56,665  $  79,856  $  (19,190)
                                                              ---------  ---------  ----------
Weighted average common shares outstanding..................     36,675     36,748      33,351
Effect of dilutive securities --
  Stock options.............................................        924      1,176      --
  Senior Subordinated Notes, due 2003.......................      7,238      7,239      --
  Senior Subordinated Debentures, due 2011..................        834        834      --
                                                              ---------  ---------  ----------
Diluted weighted average common shares outstanding..........     45,671     45,997      33,351
                                                              ---------  ---------  ----------
Diluted net income (loss) per share.........................  $    1.24  $    1.74  $    (0.58)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    The Convertible Subordinated Notes, due 2003, which were issued in 1996, and the Convertible Subordinated Debentures, due 2011, were excluded from the 1996 computation of diluted net loss per share as they were antidilutive. Substantially all of the Company's stock options were included in the calculation of the diluted earnings per share for the years ended December 31, 1998 and 1997.

NOTE 14 -- CONTINGENCIES

    Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, and environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, assessments by internal and external counsel of pending or threatened litigation, and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- CONTINGENCIES (CONTINUED)
    LEGAL AND ENVIRONMENTAL CLAIMS AND PROCEEDINGS

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company believes that it has limited or no liability for cleanup costs at these sites and intends to vigorously defend itself in these matters.

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

    In connection with the purchase of the Acquired Ciba Business, Hexcel assumed various liabilities including a liability with respect to certain environmental remediation activities at an acquired facility in Kent, Washington. The Company was a party to a cost sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent site by the U.S. Environmental Protection Agency. Under the terms of the cost sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company has determined that the cost sharing agreement terminated on December 22, 1998, however, the other party disputes this determination. The Company's estimate of other costs associated with the cleanup of the Kent site are accrued in the accompanying consolidated balance sheets.

    PRODUCT CLAIMS

    In 1993, Hexcel became aware of an aluminum honeycomb sandwich panel delamination problem with panels produced by its wholly-owned Belgium subsidiary, Hexcel Composites S.A., and installed in rail cars in France and Spain. Two customers alleged that Hexcel Composites S.A. was responsible for the problem. In 1998, the Company negotiated a settlement to be paid in 1999 with one customer and the Company expects to settle with the remaining customer in 1999. The Company's estimated liability for this matter is accrued in the accompanying consolidated balance sheets.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 1998, 1997 and 1996, consist of the following:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Cash paid for:
  Interest.......................................................................  $  28,774  $  22,300  $  14,061
  Taxes..........................................................................     26,359      3,929      8,911
                                                                                   ---------  ---------  ---------
Non-cash items:
  Debt issued in connection with the Acquired Ciba Business......................     --         --         37,231
  Common stock issued in connection with the Acquired Ciba Business..............     --         --        144,174
  Common stock issued under incentive plans......................................      1,874      3,272        529
  Conversion of Senior Subordinated Notes........................................         15         50     --
  Compensation expense in connection with the issuance of common stock (see Note
    12)..........................................................................     --         --          3,635
  Capital lease obligation in connection with the Acquired Clark-Schwebel
    Business.....................................................................     50,000     --         --

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- SEGMENT INFORMATION

    The financial results for Hexcel's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel's operating segments and related products, are as follows:

    REINFORCEMENT PRODUCTS: This segment manufactures and sells carbon fibers and carbon, glass and aramid fiber fabrics. These reinforcement products comprise the foundation of most composite materials, parts and structures. The segment weaves electronic fiberglass fabrics that are a substrate for PCBs. All of the Company's electronic sales come from reinforcement fabric sales. This segment also sells products for general industrial and recreation applications such as decorative blinds and soft body armor. In addition, this segment sells to the Company's Composite Materials segment and other third party customers in the commercial aerospace and space and defense markets. Sales from the Acquired Clark-Schwebel Business are included in this segment.

    COMPOSITE MATERIALS: This segment manufactures and sells composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to the general industrial and recreational markets. This segment also sells to the Company's Engineered Products segment.

    ENGINEERED PRODUCTS: This segment manufactures and sells a range of lightweight, high strength composite structures and interiors, primarily to the commercial aerospace and space and defense markets.

    Hexcel evaluates performance based on adjusted income before business acquisition and consolidation ("BA&C") expenses, interest and taxes ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and other expenses are not allocated to the operating segments. The following table presents financial information on the Company's operating segments as of December 31, 1998, 1997 and 1996, and for the years then ended:

                                                             REINFORCEMENT   COMPOSITE   ENGINEERED
                                                               PRODUCTS      MATERIALS    PRODUCTS       TOTAL
                                                             -------------  -----------  -----------  ------------
1998
Net sales to external customers............................   $   224,815    $ 653,484    $ 210,745   $  1,089,044
Intersegment sales.........................................       130,288       11,807           50        142,145
                                                             -------------  -----------  -----------  ------------
Total sales................................................       355,103      665,291      210,795      1,231,189
Adjusted EBIT..............................................        57,433       87,126       16,009        160,568
Depreciation and amortization..............................        23,558       17,106        3,669         44,333
Equity in earnings of affiliated companies.................           517       --           --                517
BA&C expenses..............................................         1,645        3,171        5,500         10,316
Segment assets.............................................       788,445      423,183      133,715      1,345,343
Investment in non-consolidated affiliates..................        70,291       --           --             70,291
Capital expenditures.......................................        21,137       33,168        9,324         63,629
BA&C payments..............................................   $       598    $   7,141    $  --       $      7,739
                                                             -------------  -----------  -----------  ------------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- SEGMENT INFORMATION (CONTINUED)

                                                             REINFORCEMENT   COMPOSITE   ENGINEERED
                                                               PRODUCTS      MATERIALS    PRODUCTS       TOTAL
                                                             -------------  -----------  -----------  ------------
1997
Net sales to external customers............................   $   171,072    $ 577,118    $ 188,665   $    936,855
Intersegment sales.........................................       124,736       16,710       --            141,446
                                                             -------------  -----------  -----------  ------------
Total sales................................................       295,808      593,828      188,665      1,078,301
Adjusted EBIT..............................................        40,399       84,151       14,702        139,252
Depreciation and amortization..............................        13,791       16,594        2,958         33,343
BA&C expenses..............................................         1,707        9,579       --             11,286
Segment assets.............................................       221,335      413,043      128,678        763,056
Capital expenditures.......................................        23,360       22,617        8,399         54,376
BA&C payments..............................................         2,849       16,796       --             19,645
                                                             -------------  -----------  -----------  ------------
1996
Net sales to external customers............................       155,231      438,220      101,800        695,251
Intersegment sales.........................................        57,168        7,609           23         64,800
                                                             -------------  -----------  -----------  ------------
Total sales................................................       212,399      445,829      101,823        760,051
Adjusted EBIT..............................................        25,806       44,604        2,889         73,299
Depreciation and amortization..............................         8,877       13,022        2,455         24,354
BA&C expenses..............................................         1,699       27,998       --             29,697
Segment assets.............................................       227,415      350,218      118,383        696,016
Capital expenditures.......................................        21,569       15,056        3,883         40,508
BA&C payments..............................................   $     1,555    $   6,456    $  --       $      8,011
                                                             -------------  -----------  -----------  ------------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- SEGMENT INFORMATION (CONTINUED)
    RECONCILIATION OF REPORTABLE SEGMENTS TO CONSOLIDATED TOTALS

    Reconciliations of the totals reported for the operating segments to the applicable line items in the consolidated financial statements are as follows:

                                                                                 1998         1997        1996
                                                                             ------------  ----------  ----------
INCOME BEFORE INCOME TAXES:
Total Adjusted EBIT for reportable segments................................  $    160,568  $  139,252  $   73,299
Less:
Total BA&C expenses for reportable segments................................        10,316      11,286      29,697
Corporate BA&C expenses....................................................         2,395      14,057      12,673
                                                                             ------------  ----------  ----------
Total consolidated BA&C expenses...........................................        12,711      25,343      42,370
Corporate & other expenses.................................................        30,818      33,338      25,125
Interest expense...........................................................        38,775      25,705      21,537
Other income...............................................................       --           --          (2,994)
Eliminations...............................................................          (100)      4,114       3,015
                                                                             ------------  ----------  ----------
Consolidated income (loss) before income taxes.............................        78,364      50,752     (15,754)
                                                                             ------------  ----------  ----------
DEPRECIATION AND AMORTIZATION:
Total depreciation and amortization for reportable segments................        44,333      33,343      24,354
Corporate depreciation and amortization....................................         3,121       2,454       2,376
                                                                             ------------  ----------  ----------
Total consolidated depreciation and amortization...........................        47,454      35,797      26,730
                                                                             ------------  ----------  ----------
ASSETS:
Total assets for reportable segments.......................................     1,345,343     763,056     696,016
Corporate assets...........................................................        96,376      86,381      44,670
Eliminations...............................................................       (37,558)    (37,851)    (38,950)
                                                                             ------------  ----------  ----------
Total consolidated assets..................................................  $  1,404,161  $  811,586  $  701,736
                                                                             ------------  ----------  ----------
CAPITAL EXPENDITURES:
Total capital expenditures for reportable segments.........................  $     63,629  $   54,376  $   40,508
Corporate expenditures.....................................................         2,901       2,993       3,061
                                                                             ------------  ----------  ----------
Total consolidated capital expenditures....................................        66,530      57,369      43,569
                                                                             ------------  ----------  ----------
BA&C PAYMENTS:
Total BA&C payments for reportable segments................................         7,739      19,645       8,011
Corporate BA&C payments....................................................           912      13,950       3,568
                                                                             ------------  ----------  ----------
Total consolidated BA&C payments...........................................  $      8,651  $   33,595  $   11,579
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- SEGMENT INFORMATION (CONTINUED)
    GEOGRAPHIC DATA

    Sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 1998, 1997 and 1996:

                                                                                 1998         1997        1996
                                                                             ------------  ----------  ----------
NET SALES TO EXTERNAL CUSTOMERS:
United States..............................................................  $    687,566  $  598,555  $  394,524
International
  France...................................................................       178,878     165,738     151,638
  United Kingdom...........................................................        65,999      49,395      48,172
  Other....................................................................       156,601     123,167     100,917
                                                                             ------------  ----------  ----------
Total international........................................................       401,478     338,300     300,727
                                                                             ------------  ----------  ----------
Total consolidated net sales...............................................     1,089,044     936,855     695,251
                                                                             ------------  ----------  ----------
LONG-LIVED ASSETS:
United States..............................................................       831,382     304,191     266,191
International
  France...................................................................        42,155      37,313      42,661
  United Kingdom...........................................................        46,428      43,123      41,444
  Other....................................................................        31,689      30,008      34,509
                                                                             ------------  ----------  ----------
Total international........................................................       120,272     110,444     118,614
                                                                             ------------  ----------  ----------
Total consolidated long-lived assets.......................................  $    951,654  $  414,635  $  384,805
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

    Net sales are attributed to geographic areas based on the location in which the sale originated. U.S. net sales include U.S. exports to non-affiliates of $99,976, $70,875 and $53,333, for the years ended December 31, 1998, 1997 and
1996, respectively. Long-lived assets primarily consist of property, plant and equipment, intangibles, investments in affiliated companies and other assets, less long-term deferred tax assets.

    SIGNIFICANT CUSTOMERS

    To the extent that the end application of net sales can be identified, the Boeing Company and their subcontractors accounted for approximately 35%, 36% and 22% of 1998, 1997 and 1996 net sales, respectively. Similarly, the Airbus Industrie consortium and their subcontractors accounted for approximately 11%, 10% and 10%, of 1998, 1997 and 1996 net sales, respectively.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the years ended December 31, 1998 and 1997, were:

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
1998
Net sales........................................................  $  256,741  $  273,537  $  255,303  $  303,463
Gross margin.....................................................      66,096      71,221      61,847      72,095
Business acquisition and consolidation expenses..................      --          --            (711)    (12,000)
Operating income.................................................      33,736      38,156      27,563      17,584
Net income.......................................................      17,070      19,978      11,498       1,893
                                                                   ----------  ----------  ----------  ----------
Net income per share:
  Basic..........................................................  $     0.46  $     0.54  $     0.31  $     0.05
  Diluted........................................................        0.40        0.46        0.29        0.05
Dividends per share..............................................      --          --          --          --
                                                                   ----------  ----------  ----------  ----------
Market price:
  High...........................................................  $    28.13  $    31.38  $    24.38  $    14.19
  Low............................................................       21.25       22.63        9.69        7.06
                                                                   ----------  ----------  ----------  ----------
1997
Net sales........................................................  $  214,009  $  241,629  $  226,611  $  254,606
Gross margin.....................................................      46,889      57,818      54,967      62,958
Business acquisition and consolidation expenses..................      (2,899)     (2,818)    (15,433)     (4,193)
Operating income.................................................      16,384      24,516       9,331      26,226
Net income.......................................................       8,226      15,135      37,948      12,321
                                                                   ----------  ----------  ----------  ----------
Net income per share:
  Basic..........................................................  $     0.22  $     0.41  $     1.03  $     0.33
  Diluted........................................................        0.22        0.38        0.87        0.30
Dividends per share..............................................      --          --          --          --
                                                                   ----------  ----------  ----------  ----------
Market price:
High.............................................................  $    21.38  $    20.00  $    30.25  $    31.75
Low..............................................................       16.00       16.38       18.75       22.25
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    Results for the quarters ended September 30, 1998 and December 31, 1998, include the results of the Acquired Clark-Schwebel Business, which was acquired on September 15, 1998. The Acquired Clark-Schwebel Business had net sales and operating income of $7,000 and $400, and $51,400 and $7,200, for the quarters ended September 30, 1998 and December 31, 1998, respectively. For the nine months ended September 30, 1997, except for the $39,000 reversal of the U.S. tax valuation allowance reserve on September 30, 1997, there was no net federal tax provision recorded on the Company's U.S. income.