Form 10-Q
period 1999-03-31
HEXCEL CORP /DE/
filed 1999-05-17
CIK 717605

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1999

                                      or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a US Bankruptcy Court.
Yes X  No
    -

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            CLASS                           OUTSTANDING AT MAY 12, 1999
            -----                           ---------------------------
        COMMON STOCK                                36,447,730


================================================================================

                      HEXCEL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                         PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets --
             March 31, 1999 and December 31, 1998                           2

             Condensed Consolidated Statements of
             Operations -- The Quarters Ended
             March 31, 1999 and 1998                                        3

             Condensed Consolidated Statements of
             Cash Flows -- The Quarters Ended
             March 31, 1999 and 1998                                        4

             Notes to Condensed Consolidated
             Financial Statements                                           5

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk       26

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                 27


SIGNATURE                                                                  28


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------
                                                                                  UNAUDITED
                                                                             ------------------------------------
                                                                                  MARCH 31,        DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                  1999                1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $     2,458         $     7,504
   Accounts receivable                                                              199,884             188,368
   Inventories                                                                      204,748             213,199
   Prepaid expenses and other assets                                                  7,469              10,111
   Deferred tax asset                                                                21,249              19,844
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                             435,808             439,026

Property, plant and equipment                                                       623,245             628,533
Less accumulated depreciation                                                      (202,052)           (195,960)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                 421,193             432,573
Goodwill and other purchased intangibles, net of accumulated
  amortization of $14,963 in 1999 and $11,742 in 1998                               421,422             425,405
Investment in affiliated companies and other assets                                 118,564             107,157
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 1,396,987         $ 1,404,161
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations             $    22,381         $    26,867
  Accounts payable                                                                   82,703              81,869
  Accrued liabilities                                                               111,094             110,708
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                         216,178             219,444

Long-term notes payable and capital lease obligations                               812,869             802,376
Indebtedness to a related party                                                      23,849              35,675
Other non-current liabilities                                                        42,969              44,267
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 1,095,865           1,101,762

Stockholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
  no shares issued or outstanding in 1999 and 1998                                        -                   -
Common stock, $0.01 par value, 100,000 shares authorized, shares
  issued and outstanding of 37,264 in 1999 and 37,176 in 1998                           373                 372
Additional paid-in capital                                                          271,991             271,469
Retained earnings                                                                    40,103              34,898
Accumulated other comprehensive income (loss)                                          (692)              6,313
-----------------------------------------------------------------------------------------------------------------
                                                                                    311,775             313,052
Less - treasury stock, at cost, 847 shares in 1999 and 1998                         (10,653)            (10,653)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          301,122             302,399
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $ 1,396,987         $ 1,404,161
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------
                                                                                            UNAUDITED
                                                                               ----------------------------------
                                                                                     QUARTER ENDED MARCH 31,

(IN THOUSANDS, EXCEPT  PER SHARE DATA)                                                  1999              1998
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                         $  316,170        $  256,741
Cost of sales                                                                        245,399           190,645
-----------------------------------------------------------------------------------------------------------------
  Gross margin                                                                        70,771            66,096

Selling, general and administrative expenses                                          34,338            27,177
Research and technology expenses                                                       6,455             5,183
Business acquisition and consolidation expenses                                        2,809                 -
-----------------------------------------------------------------------------------------------------------------
  Operating income                                                                    27,169            33,736

Interest expense                                                                      19,106             6,967
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             8,063            26,769
Provision for income taxes                                                             2,839             9,699
Equity in losses of affiliated companies                                                  16                 -
-----------------------------------------------------------------------------------------------------------------

Net income                                                                        $    5,208        $   17,070
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic                                                                           $     0.14        $     0.46
  Diluted                                                                               0.14              0.40

Weighted average shares:
  Basic                                                                               36,365            36,845
  Diluted                                                                             36,460            46,346
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------
                                                                                                  UNAUDITED
                                                                                 -------------------------------------
                                                                                            QUARTER ENDED MARCH 31,
(IN THOUSANDS)                                                                              1999               1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $     5,208        $    17,070
  Reconciliation to net cash provided (used) by operations:
    Depreciation and amortization                                                         15,660             10,008
    Deferred income taxes                                                                 (1,189)            (3,720)
    Accrued business acquisition and consolidation expenses                                2,809                  -
    Business acquisition and consolidation payments                                       (2,242)            (1,783)
    Equity in losses of affiliated companies                                                  16                  -
    Working capital changes and other                                                     (2,921)           (26,676)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                        17,341             (5,101)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    (9,429)           (11,546)
  Advances to affiliated companies                                                             -               (750)
----------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                                   (9,429)           (12,296)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments of) the senior and revolving credit facilities, net         (229,392)            10,114
  Proceeds from (repayments of) long-term debt and capital lease obligations, net        225,719               (505)
  Debt issuance costs                                                                     (8,990)                 -
  Activity under stock plans                                                                 249              1,375
----------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                                       (12,414)            10,984
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (544)               553
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (5,046)            (5,860)
Cash and cash equivalents at beginning of year                                             7,504              9,033
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     2,458        $     3,173
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 1999, and the results of operations and cash flows for the quarters ended March 31, 1999 and 1998. The condensed consolidated balance sheet of the Company as of December 31, 1998 was derived from the audited 1998 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

     As discussed in Note 2, Hexcel acquired from Clark-Schwebel, Inc. and its subsidiaries ("C-S") certain assets and assumed certain operating liabilities of its industrial fabrics business (the "Acquired Clark-Schwebel Business") on September 15, 1998. Accordingly, the condensed consolidated balance sheets, statements of operations and cash flows include the financial position, results of operations and cash flows of the Acquired Clark-Schwebel Business as of such date and for such periods that the business was owned by the Company.


NOTE 2 -- BUSINESS ACQUISITION

     On September 15, 1998, the Company acquired certain assets and assumed certain operating liabilities from C-S. The Acquired Clark-Schwebel Business is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed circuit boards for electronic equipment such as computers, cellular telephones, televisions and automobiles. The Acquired Clark-Schwebel Business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. At the date of acquisition, the Acquired Clark-Schwebel Business operated four manufacturing facilities in the southeastern U.S. and had approximately 1,300 full time employees.

     As part of this acquisition, Hexcel also acquired C-S's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CS-Interglas") headquartered in Germany, together with fixed-price options to increase this equity interest to 84.0%. Hexcel's acquisition of the CS-Interglas equity interest and related options was completed on December 23, 1998;
- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; and
- a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") headquartered in the United States.

CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The fixed-price options to increase the equity interest in CS-Interglas are, in the Company's opinion, significantly higher than their current fair market value and expire on December 31, 1999. The unconsolidated net sales in 1998 for these joint ventures were in excess of $300,000.

     The acquisition of the Acquired Clark-Schwebel Business was accounted for under the purchase method of accounting and was completed pursuant to an Asset Purchase Agreement dated July 25, 1998, as amended, by and among Hexcel, Stamford CS Acquisition Corp., and C-S (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for approximately $473,000 in cash. As part of the acquisition, Hexcel entered into a $50,000 lease for property, plant and equipment used in the acquired business from an affiliate of C-S, pursuant to a long-term lease with purchase options.

PRO FORMA FINANCIAL INFORMATION

     The pro forma net sales, net income and diluted net income per share of Hexcel for the quarter ended March 31, 1998, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it had occurred on January 1, 1998, were:


--------------------------------------------------------------------------------------------------------------------
                                                                                                           3/31/98
--------------------------------------------------------------------------------------------------------------------
Pro forma net sales                                                                                 $      317,159
Pro forma net income                                                                                        18,151
Pro forma diluted net income per share                                                              $         0.43
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


NOTE 3 -- INVENTORIES


--------------------------------------------------------------------------------------------------------------------
                                                                                       3/31/99            12/31/98
--------------------------------------------------------------------------------------------------------------------
Raw materials                                                                   $       88,988      $       90,881
Work in progress                                                                        74,439              77,769
Finished goods                                                                          41,321              44,549
--------------------------------------------------------------------------------------------------------------------
Total inventories                                                               $      204,748      $      213,199
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY


--------------------------------------------------------------------------------------------------------------------
                                                                                      3/31/99            12/31/98
--------------------------------------------------------------------------------------------------------------------
Senior credit facility                                                          $     394,489       $     618,214
European credit and overdraft facilities                                                7,843              16,330
Convertible subordinated notes, due 2003                                              114,435             114,435
Convertible subordinated debentures, due 2011                                          25,625              25,625
Senior subordinated notes, due 2009                                                   240,000                   -
Various notes payable                                                                     408                 547
--------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                   782,800             775,151
Capital lease obligations                                                              52,450              54,092
Senior subordinated note payable to related party,
  net of unamortized discount of $1,128 and $1,801
  as of March 31, 1999 and December 31, 1998, respectively                             23,849              35,675
--------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                               $     859,099       $     864,918
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                                                      3/31/99            12/31/98
--------------------------------------------------------------------------------------------------------------------
Notes payable and current maturities of long-term liabilities                   $      22,381       $      26,867
Long-term notes payable and capital lease obligations,
  less current maturities                                                             812,869             802,376
Indebtedness to related parties                                                        23,849              35,675
--------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                               $     859,099       $     864,918
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. Simultaneously with the January 1999 closing of the $240,000 principal amount of 9.75% senior subordinated notes due 2009 (the "Senior Subordinated Notes") offering, the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity from $910,000 to $672,000, modify certain financial covenants and to permit the offering.

     Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Senior Credit Facility is computed at an annual rate ranging from approximately 0.75% to 2.25% in excess of the applicable London interbank rate, or at the option of Hexcel, at 0 to 1.25% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock. Approximately $544,000 of the Senior Credit Facility expires in September 2004, with the balance expiring in 2005.

SENIOR SUBORDINATED NOTES DUE 2009

     On January 21, 1999, the Company issued $240,000 of Senior Subordinated Notes due 2009. The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9.75% per annum. Net proceeds of approximately $231,000 from this offering were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

SENIOR SUBORDINATED NOTE PAYABLE TO A RELATED PARTY

     The senior subordinated note payable to a related party, is payable to Ciba Specialty Chemicals Inc., and is a general unsecured obligation of Hexcel. Ciba Specialty Chemicals Inc. and its affiliate, Ciba Specialty Chemicals Corporation, collectively hold approximately 49.6% of the Company's common stock. From February 28, 1996 through February 28, 1999, the senior subordinated note payable to a related party bore interest at a rate of 7.5% per annum. On February 28, 1999, the interest rate increased to 10.5% per annum, and will continue to increase by an additional 0.5% per year thereafter until they mature in 2003. On February 17, 1999, the Company redeemed $12,500 of the note payable, with such repayment financed with borrowings under the Company's Senior Credit Facility.

    Over the past few years, the Company has announced two major business consolidation programs. The first one was announced in May 1996 and later revised in December 1996 (the "1996 program"), and primarily related to the integration of the acquired composite business of Ciba-Geigy Ltd. and the acquired carbon fibers and prepreg business of Hercules Inc. In December 1998 and March 1999, the Company announced a second program related to the integration of the Acquired Clark-Schwebel Business and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit (the "1998/1999 program"). More detailed discussions on each of these programs are set forth below. Total accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for each of these programs was as follows:

-----------------------------------------------------------------------------------------------
                                                      1998/1999    1996 PROGRAM
                                                       PROGRAM                       TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                       $  5,002       $  3,200       $   8,202
Business acquisition and consolidation expenses           2,809            -            2,809
Cash expenditures                                       (2,242)            -           (2,242)
Non-cash usage, including asset write-downs and
   currency translation effects                         (1,927)          (100)         (2,027)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                          $  3,642       $  3,100       $   6,742
-----------------------------------------------------------------------------------------------

1998/1999 PROGRAM

    In December 1998, Hexcel announced business consolidation actions within its reinforcement products and composite materials businesses. These actions included the integration of Hexcel's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. As of March 31, 1999, the Company had substantially completed these business consolidation actions and to date, these actions have resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

    On March 16, 1999, the Company expanded its actions relating to the integration of the Acquired Clark-Schwebel Business with the announcement of the closure of its Cleveland, Georgia manufacturing facility by August 1999. This facility, which was part of the Acquired Clark-Schwebel Business, employs approximately 100 people and produces fabrics used to make laminate for printed circuit boards. Certain production equipment from the Cleveland, Georgia facility will be moved to the Company's Anderson, South Carolina facility. Closure of this facility resulted from current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Acquired Clark-Schwebel Business.

    Accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for the 1998/1999 program, were as follows:

-----------------------------------------------------------------------------------------------
                                                       EMPLOYEE     FACILITY &
                                                     SEVERANCE &     EQUIPMENT
1998/1999 PROGRAM                                     RELOCATION    RELOCATION       TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                       $    3,020     $   1,982     $    5,002
Business acquisition and consolidation expenses              994         1,815          2,809
Cash expenditures                                         (1,497)         (745)        (2,242)
Non-cash usage, including asset write-downs and
   currency translation effects                               -         (1,927)        (1,927)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                          $    2,517     $   1,125     $    3,642
-----------------------------------------------------------------------------------------------

    As of December 31, 1998, accrued business consolidation and acquisition expenses for the 1998/1999 program primarily consisted of severance for employees terminated in December 1998, costs for early termination for certain leases, and equipment relocation costs incurred, but not yet paid. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount. During the first quarter of 1999, the Company recorded additional business acquisition and consolidation expenses of $2,809, primarily reflecting the costs of closing the Cleveland, Georgia facility, of which $1,800 represented a non-cash write-down on equipment that will be disposed of. Cash expenditures during the quarter ended March 31, 1999 for the 1998/1999 program principally related to severance payments made to those employees terminated in December 1998.

    As of March 31, 1999, remaining accrued expenses for the 1998/1999 program primarily reflected severance and relocation costs for employees in the Company's Cleveland, Georgia facility and for employees terminated in December 1998, as well as costs relating to the early termination of certain leases. Remaining cash expenditures for the 1998/1999 program are expected to be funded through operating cash flows. The 1998/1999 program is expected to be substantially completed by the end of 1999.

1996 PROGRAM

    In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. Management expected that this consolidation program would take approximately three years to complete, in part because of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and consolidating manufacturing activities. The program is near completion, and the Company expects that all activities related to this consolidation program will be finished by mid-1999.

    Accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for this business acquisition and consolidation program, were as follows:

-----------------------------------------------------------------------------------------------
                                                          EMPLOYEE     FACILITY &
                                                         SEVERANCE &   EQUIPMENT
1996 PROGRAM                                             RELOCATION    RELOCATION     TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                           $   2,848     $    352      $ 3,200
Non-cash usage, including asset write-downs and
   currency translation effects                                (100)          -          (100)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                              $   2,748     $    352      $ 3,100
-----------------------------------------------------------------------------------------------

    As of December 31, 1998 and March 31, 1999, accrued business acquisition and consolidation expenses for the 1996 program related to a $600 foreign government grant received by the Company that is required to be repaid over a five year period due to lower employee levels as a result of the consolidation program, $2,148 in employee retirement costs associated with terminations and $352 of environmental costs related to a closed facility.

NOTE 6 -- NET INCOME PER SHARE

     Computations of basic and diluted net income per share for the quarters ended March 31, 1999 and 1998, are as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
--------------------------------------------------------------------------------------------------------------------
Basic net income per share:
Net income                                                                           $     5,208       $    17,070
Weighted average common shares outstanding                                                36,365            36,845
--------------------------------------------------------------------------------------------------------------------
Basic net income per share                                                           $      0.14       $      0.46
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share:

Net income                                                                           $     5,208       $    17,070
Effect of dilutive securities -
   Senior Subordinated Notes, due 2003                                                         -             1,264
   Senior Subordinated Debentures, due 2011                                                    -               283
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                  $     5,208       $    18,617
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                                36,365            36,845
Effect of dilutive securities -
   Stock options                                                                              95             1,428
   Senior Subordinated Notes, due 2003                                                         -             7,239
   Senior Subordinated Debentures, due 2011                                                    -               834
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding                                        36,460            46,346
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share                                                         $      0.14       $      0.40
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


     The Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, were excluded from the 1999 computation of diluted net income per share, as they were antidilutive. For the quarter ended March 31, 1999, approximately 4,800 stock options, or substantially all of the Company's outstanding stock options, were excluded from the calculation of diluted net income per share. The exercise price for these stock options ranged from $8.25 to $30.68, with the weighted average price being approximately $12.55. For the quarter ended March 31, 1998, substantially all of the Company's outstanding stock options were included in the calculation of diluted net income per share.

NOTE 7 -- COMPREHENSIVE INCOME (LOSS)


--------------------------------------------------------------------------------------------------------------------
                                                                                           QUARTER ENDED MARCH 31,
                                                                                          1999                1998
--------------------------------------------------------------------------------------------------------------------
Net income                                                                          $    5,208       $      17,070
Currency translation adjustment                                                          (7,005)             (1,573)
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                                   $    (1,797)     $      15,497
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


NOTE 8 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on adjusted income before business acquisition and consolidation expenses, interest, taxes and equity in earnings of affiliated companies ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments.

     Financial information on the Company's operating segments for the quarters ended March 31, 1999 and 1998, including pro forma financial information, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it occurred on January 1, 1998, is as follows:


--------------------------------------------------------------------------------------------------------------------
                                              REINFORCEMENT         COMPOSITE         ENGINEERED
                                                 PRODUCTS           MATERIALS          PRODUCTS          TOTAL
--------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1999
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   85,807       $   177,200        $   53,163       $   316,170
Intersegment sales                                  35,728             2,776                 -            38,504
--------------------------------------------------------------------------------------------------------------------
Total sales                                        121,535           179,976            53,163           354,674

Adjusted EBIT                                       10,273            26,397             2,596            39,266
Depreciation and amortization                        8,902             5,037             1,005            14,944
Capital expenditures                                 4,189             3,492             1,666             9,347
--------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST QUARTER 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                    103,362           164,133            49,664           317,159
Intersegment sales                                  35,118             2,946                19            38,083
--------------------------------------------------------------------------------------------------------------------
Total sales                                        138,480           167,079            49,683           355,242

Adjusted EBIT                                       22,344            26,075             2,910            51,329
Depreciation and amortization                        9,422             4,249               774            14,445
Capital expenditures                                 4,772             6,474               900            12,146
--------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                     42,944           164,133            49,664           256,741
Intersegment sales                                  35,118             2,946                19            38,083
--------------------------------------------------------------------------------------------------------------------
Total sales                                         78,062           167,079            49,683           294,824

Adjusted EBIT                                       13,679            26,075             2,910            42,664
Depreciation and amortization                        4,315             4,249               774             9,338
Capital expenditures                            $    3,843       $     6,474        $      900       $    11,217
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


     Reconciliations of the totals reported for the operating segments to consolidated income before income taxes, are as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                         FIRST        PRO FORMA            FIRST
                                                                       QUARTER    FIRST QUARTER          QUARTER
                                                                          1999             1998             1998
--------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT for reportable segments                       $     39,266      $     51,329     $    42,664
Less:
Business acquisition and consolidation expenses                          2,809                 -               -
Corporate, other expenses and eliminations                               9,288             8,928           8,928
Interest expense                                                        19,106            16,431           6,967
--------------------------------------------------------------------------------------------------------------------
Consolidated income before income taxes                           $      8,063      $     25,970     $    26,769
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW


    -----------------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
    -----------------------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended March 31,
                                                                                        Pro Forma
    (IN MILLIONS, EXCEPT PER SHARE DATA)                                 1999            1998 (c)           1998
    -----------------------------------------------------------------------------------------------------------------
    Net sales                                                     $     316.2     $     317.2       $      256.7
    Gross margin %                                                      22.4%           25.6%              25.7%
    Adjusted operating income % (a)                                      9.5%           13.4%              13.1%
    Adjusted EBITDA (b)                                           $      45.6     $      57.5       $       43.7
    Business acquisition & consolidation expenses                 $       2.8     $         -       $          -
    Net income                                                    $       5.2     $      18.2       $       17.1
    Adjusted net income (a)                                       $       7.0     $      18.2       $       17.1
    -----------------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------------
    Diluted earnings per share                                    $      0.14     $      0.43       $       0.40
    Adjusted diluted earnings per share (a)                       $      0.19     $      0.43       $       0.40
    -----------------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------------


(a) Excludes business acquisition and consolidation expenses and related income taxes, as applicable.

(b) Excludes business acquisition and consolidation expenses, interest, taxes, depreciation, amortization and equity in earnings of affiliated companies.

(c) Pro forma results gives effect to the September 1998 acquisition of Clark Schwebel, as if the transaction had occurred at the beginning of 1998.

     Net income for the first quarter of 1999 was $5.2 million, or $0.14 per diluted share, compared with $17.1 million, or $0.40 per diluted share, for the first quarter of 1998. Excluding business acquisition and consolidation expenses of $2.8 million ($1.8 million after tax) incurred in the first quarter of 1999, diluted earnings per share were $0.19.

     During the first quarter of 1999, demand in most of the markets that Hexcel serves was in line with the Company's expectations, with net sales from commercial aerospace holding steady and lower demand for carbon fiber products. However, pricing in the global market for electronic fiberglass materials remained under intense competitive pressure from certain Asian producers who used the western markets to reduce their significant excess production capacity. The Company's gross margins reflected the impact of higher unit carbon fiber product costs due to lower production, the pricing reductions in the electronics market, and supply chain pricing pressures in the commercial aerospace market. Hexcel remains committed to improving performance by continuing to reduce material costs from suppliers, decrease its own operating costs and increase productivity through its Lean Enterprise, supply-chain and business consolidation initiatives.

BUSINESS ACQUISITION

     On September 15, 1998, the Company acquired certain assets and assumed certain operating liabilities from Clark-Schwebel, Inc. and its subsidiaries (the "Acquired Clark-Schwebel Business"). The Acquired Clark-Schwebel Business is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed circuit boards for electronic equipment such as computers, cellular telephones, televisions and automobiles. The Acquired

Clark-Schwebel Business also produces high performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. At the date of acquisition, the Acquired Clark-Schwebel Business operated four manufacturing facilities in the southeastern U.S. and had approximately 1,300 full time employees.

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CS-Interglas") headquartered in Germany, together with fixed-price options to increase this equity interest to 84.0%. Hexcel's acquisition of the CS-Interglas equity interest and related options was completed on December 23, 1998;

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

     The acquisition of the Acquired Clark-Schwebel Business was completed pursuant to an Asset Purchase Agreement dated July 25, 1998, as amended, by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for approximately $472.8 million in cash. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease with purchase options.

     The acquisition of the Acquired Clark-Schwebel Business was accounted for under the purchase method of accounting. Accordingly, the consolidated balance sheets, statements of operations, and cash flows include the financial position, results of operations and cash flows of the acquired business as of such date and for such periods that the business was owned by Hexcel. Further discussions of the acquisition and its related financing are contained in Notes 2 and 4 to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

     NET SALES: Net sales for the first quarter of 1999 were $316.2 million, compared with $256.7 million for the first quarter of 1998 and $317.2 million for the first quarter of 1998 on a pro forma basis, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998. Strong sales of composite products to the commercial aerospace and space and defense markets were offset by reduced sales of carbon fiber and sales to the electronics market. On a constant currency basis, first quarter 1999 net sales would not have been materially different than reported.

     The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended March 31, 1999 and pro forma net sales for the quarter ended March 31, 1998:


--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                ------------------------------------------------------------------------------------
                                 COMMERCIAL       SPACE &                      GENERAL
(IN MILLIONS)                     AEROSPACE       DEFENSE     ELECTRONICS    INDUSTRIAL    RECREATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1999 NET SALES

  Reinforcement products          $   11.7       $    5.5      $   42.3       $   21.5      $   4.8      $   85.8
  Composite materials                122.4           27.5             -           18.3          9.0         177.2
  Engineered products                 48.9            3.3             -            1.0            -          53.2
--------------------------------------------------------------------------------------------------------------------
                                  $  183.0           36.3          42.3           40.8         13.8         316.2
   Total                               58%       $    11%      $    13%       $    13%      $    5%      $   100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST QUARTER 1998 NET SALES

  Reinforcement products          $   11.2       $    7.2      $   52.2       $   26.8      $   6.0      $  103.4
  Composite materials                118.8           21.4             -           13.3         10.6         164.1
  Engineered products                 46.1            2.8             -            0.8            -          49.7
--------------------------------------------------------------------------------------------------------------------
                                  $  176.1       $   31.4      $   52.2       $   40.9      $  16.6      $  317.2
   Total                               56%            10%           16%            13%           5%          100%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


     Commercial aerospace net sales increased 4% to $183.0 million for the first quarter of 1999, from $176.1 million on a pro forma basis for the first quarter of 1998. The growth in sales was largely attributable to increased sales of composite materials and reflects the increase in commercial aircraft build rates by the Company's two largest customers, The Boeing Company ("Boeing") and Airbus Industrie ("Airbus"). The increase also reflects an improvement in the engineered products segment's shipments of retrofit interiors to airline customers.

       Approximately 44% of Hexcel's pro forma full year 1998 net sales were to Boeing, Airbus and related subcontractors. Based on published projections, combined deliveries for Boeing and Airbus were 577 and 788 in 1997 and 1998, respectively, and are expected to peak at 913 in 1999, before declining to approximately 800 in 2000. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.1 million to over $1.0 million. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. As the Company supplies its products ahead of the delivery of a commercial aircraft, it will start to see the impact of reduced Boeing production rates by summer 1999.

     During 1998, the Company's commercial aerospace customers started emphasizing the need for material yield improvement and cost and inventory reduction throughout the industry's supply chain. In response to these pressures, the Company reduced the price of certain products in 1999. Further, the Company is aware that in the third quarter of 1999, one customer is planning to substitute one of Hexcel's premium products for a lower cost, lower priced alternative product, which will also be provided by Hexcel. Although these changes impact the Company's profit margins, the Company's various cost reduction and efficiency improvement programs are focused on mitigating the impact in whole or in part. Meanwhile, the Company's sales of products used to retrofit aircraft interiors continue to grow, with a strong initial reception for its kit product that extends the size of overhead stowage bins in narrow aisle aircraft.

     Space and defense net sales for the first quarter of 1999 increased 16% to $36.3 million, from $31.4 million on a pro forma basis for the first quarter of 1998, primarily reflecting an increase in sales of composite materials to select military and space programs.

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

     Electronics net sales decreased 19% to $42.3 million for the first quarter of 1999, from $52.2 million on a pro forma basis for the first quarter of 1998. The reduction in sales primarily reflects the impact of price reductions combined with lower unit sales volume in the United States. During the quarter, intense competition from manufacturers located in Asia continued to place pressure on the prices of the Company's electronic fiberglass products. The Company has been successful in partially offsetting these price reductions by obtaining lower raw material prices. In addition the Company continues to seek opportunities to reduce the cost of its products and during the quarter announced the closure of its Cleveland, Georgia plant as a targeted cost reduction action.

     General industrial net sales for the first quarter of 1999 were comparable to pro forma first quarter 1998. Recreation net sales decreased 17% in the first quarter of 1999 compared to first quarter 1998 net sales on a pro forma basis, reflecting reduced customer demand for certain products in this market, including, one particular customer who is changing the design of many of its athletic shoes to alternative materials.

     BACKLOG: The backlog of commercial aerospace and space and defense orders scheduled for delivery in the next 12 months was as follows:


     ---------------------------------------------------------------------------------------------------------------
                                                                                UNAUDITED
                                                       -------------------------------------------------------------
                                                           Commercial           Space and
     (IN MILLIONS)                                         Aerospace             Defense               Total
     ---------------------------------------------------------------------------------------------------------------
     AS OF MARCH 31, 1999

       Reinforcement products                            $      12.7         $       15.3         $       28.0
       Composite materials                                     194.0                 42.1                236.1
       Engineered products                                     145.5                 10.9                156.4
     ---------------------------------------------------------------------------------------------------------------
         Total                                           $     352.2         $       68.3         $      420.5
     ---------------------------------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 1998

       Reinforcement products                            $       5.9         $        6.5         $       12.4
       Composite materials                                     226.9                 40.1                267.0
       Engineered products                                     165.1                  7.6                172.7
     ---------------------------------------------------------------------------------------------------------------
         Total                                           $     397.9         $       54.2         $      452.1
     ---------------------------------------------------------------------------------------------------------------
     AS OF MARCH 31, 1998

       Reinforcement products                            $      10.4         $       20.0         $       30.4
       Composite materials                                     237.3                 57.2                294.5
       Engineered products                                     158.6                  9.9                168.5
     ---------------------------------------------------------------------------------------------------------------
         Total                                           $     406.3         $       87.1         $      493.4
     ---------------------------------------------------------------------------------------------------------------


The decrease in the Company's backlog is attributable to commercial aerospace build rates, which are expected to peak in 1999 and the continuing trend towards shorter lead times and better supply-chain management by the industry overall. Because the Company supplies its products ahead of the delivery of a commercial aircraft, it will start to see the impact of the lower anticipated deliveries of Boeing aircraft in 2000 by the second half of 1999. Backlog for the Company's other markets is not a material trend indicator and accordingly, such amounts are not presented.

     GROSS MARGIN: Gross margin for the first quarter of 1999 was $70.8 million, or 22.4% of net sales, compared with $66.1 million, or 25.7% of net sales, for the first quarter of 1998. The decrease is attributable to a number of factors, including a reduction in pricing, and to a lesser extent, sales volume, in the global electronics market due to the competitive conditions, lower production and sales of carbon fiber products, and supply chain pressures in the commercial aerospace market. These factors were partially offset by lower material costs. The Company is pursuing efforts to reduce its cost structure and increase its productivity through its Lean Enterprise program, which was extended to all U.S. locations in the latter part of 1998 and which will be extended to its European facilities in 1999. The expected improvements in cost and productivity will be offset by customer demand for reductions in the costs of the products that they purchase from the Company.

     OPERATING INCOME: Operating income was $27.2 million in the first quarter of 1999, or 8.6% of net sales, compared with $33.7 million in the first quarter of 1998, or 13.1% of net sales. Excluding business acquisition and consolidation expenses, operating income was $30.0 million, or 9.5% of net sales. The aggregate decrease in operating income, excluding business acquisition and consolidation expenses, reflects the decrease in gross margins and increased selling, general and administrative ("SG&A") and research and technology ("R&T") expenses over the first quarter 1998. SG&A expenses were $34.3 million, or 10.9% of net sales for the first quarter of 1999 compared with $27.2 million, or 10.6% of net sales for the first quarter of 1998. The aggregate dollar increase in SG&A was primarily attributable to the Acquired Clark-Schwebel Business and costs associated with the implementation of the Company's Lean Enterprise and supply-chain initiatives. R&T expenses were $6.5 million, or 2.1% of net sales for the first quarter of 1999 compared with $5.2 million, or 2.0% of net sales for the first quarter of 1998.

     EQUITY IN LOSSES OF AFFILIATED COMPANIES: As part of the Acquired Clark-Schwebel Business, the Company acquired interests in three joint ventures. Competitive conditions in the electronics market, resulting from the Asian economic situation, impacted the performance of two of these joint ventures during the first quarter of 1999. As a result, the Company recognized a nominal amount of equity in losses of affiliated companies in the first quarter of 1999.

     NET INCOME AND NET INCOME PER SHARE: Net income for the first quarter of 1999 was $5.2 million, or $0.14 per diluted share, compared with net income for the first quarter of 1998 of $17.1 million, or $0.40 per diluted share. Excluding business acquisition and consolidation expenses of $2.8 million, first quarter 1999 net income would have been $0.19 per diluted share. Pro forma first quarter 1998 diluted net income per share, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998, was $0.43 per diluted share.

     There were 36.5 million diluted weighted-average shares outstanding during the first quarter of 1999, versus 46.3 million during the first quarter of 1998. The quarter-over-quarter decrease in the number of weighted average shares is primarily attributable to the exclusion of 8.1 million of potential common shares relating to the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1999 period. Refer to Note 6 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted net income per share.

FINANCIAL CONDITION AND LIQUIDITY

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and
(c) provide for ongoing working capital and other financing requirements of the Company. Simultaneously with the January 1999 closing of the $240.0 million principal amount of 9.75% senior subordinated notes due 2009 (the "Senior Subordinated Notes") offering, the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity from $910.0 million to $672.0 million, modify certain financial covenants and to permit the offering. Approximately $544 million of the Senior Credit Facility expires in September 2004, with the balance expiring in 2005.

     The Company expects that its financial resources, including the Senior Credit Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Nonetheless, one of the Company's primary goals over the next few years is generating operating cash flow to reduce debt. Further discussion of the Company's financial resources is contained in Note 4 to the accompanying condensed consolidated financial statements.

SENIOR SUBORDINATED NOTES DUE 2009

     On January 21, 1999, the Company issued $240.0 million of Senior Subordinated Notes due 2009. The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9.75% per annum. Net proceeds of approximately $231 million from this offering were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

SENIOR SUBORDINATED NOTE PAYABLE TO A RELATED PARTY

     The senior subordinated note payable to a related party, is payable to Ciba Specialty Chemicals Inc., and is a general unsecured obligation of Hexcel. Ciba Specialty Chemicals Inc. and its affiliate, Ciba Specialty Chemicals Corporation, collectively hold approximately 49.6% of the Company's common stock. From February 28, 1996 through February 28, 1999, the senior subordinated note payable to a related party bore interest at a rate of 7.5% per annum. On February 28, 1999, the interest rate increased to 10.5% per annum, and will continue to increase by an additional 0.5% per year thereafter until they mature in 2003. On February 17, 1999, the Company redeemed $12.5 million of the note payable, with such repayment financed with borrowings under the Company's Senior Credit Facility.

CAPITAL EXPENDITURES

     Capital expenditures totaled $9.4 million for the first three months of 1999 compared to $11.5 million for the first three months of 1998 and $12.5 million for the first three months of 1998 on a pro forma basis. The decrease reflects reduced spending due to changing market conditions, the expected benefits from the Company's Lean Enterprise program and a commitment to reduce debt.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

     FIRST QUARTER, 1999: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization, and equity in earnings of affiliated companies ("Adjusted EBITDA") was $45.6 million. Net cash provided by operating activities was $17.3 million, as $5.2 million of net income and $15.7 million of non-cash depreciation and amortization more than offset cash used by all other operating activities.

     Net cash used for investing activities was $9.4 million, reflecting the Company's capital expenditures for the quarter. Net cash used for financing activities was $12.4 million, primarily reflecting $9.0 million of debt issuance costs pertaining to the issuance of the Senior Subordinated Notes.

     FIRST QUARTER, 1998: Adjusted EBITDA was $43.7 million. Pro forma Adjusted EBITDA, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998, was $57.5 million. Net cash used for operating activities was $5.1 million, as increased working capital of $26.7 million and restructuring payments of $1.8 million more than offset $17.1 million of net income and $6.3 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflected higher levels of accounts receivable and inventory, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations paid in 1998 for capital projects and employee incentive and benefit programs incurred during 1997.

     Net cash used for investing activities was $12.3 million, reflecting $11.5 million of capital expenditures. Net cash provided from financing activities, which primarily included borrowings under the Company's previous credit facility, totaled $11.0 million.

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

         Reconciliations of net income to EBITDA and Adjusted EBITDA for the quarters ended March 31, 1999 and 1998, including pro forma first quarter 1998, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it occurred at the beginning of 1998, are as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                          PRO FORMA           FIRST
                                                                   FIRST QUARTER      FIRST QUARTER         QUARTER
(IN MILLIONS)                                                               1999               1998            1998
---------------------------------------------------------------------------------------------------------------------
Net income                                                           $       5.2         $    18.2        $    17.1
Provision for income taxes                                                   2.8               9.4              9.6
Interest expense                                                            19.1              16.4              7.0
Depreciation and amortization expense                                       15.7              15.1             10.0
Equity in earnings of affiliated companies                                     -               (1.6)              -
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                                      42.8              57.5             43.7
Business acquisition and consolidation expenses                              2.8                 -                -
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                      $      45.6         $    57.5        $    43.7
---------------------------------------------------------------------------------------------------------------------


     The ratio of earnings to fixed charges for the quarters ended March 31, 1999 and 1998, and pro forma first quarter 1998, were 1.4x, 4.6x and 2.6x, respectively. The decrease in the ratio in the first quarter of 1999 reflects the Company's lower operating income and higher interest costs. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense.

BUSINESS CONSOLIDATION

    Over the past few years, the Company has announced two major business consolidation programs. The first one was announced in May 1996 and later revised in December 1996 (the "1996 program"), and primarily related to the integration of the acquired composite business of Ciba-Geigy Ltd. and the acquired carbon fibers and prepreg business of Hercules Inc. In December 1998 and March 1999, the Company announced a second program related to the integration of the Acquired Clark-Schwebel business and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit (the "1998/1999 program"). More detailed discussions on each of these programs are set forth below. Total accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for each of these programs was as follows:

-----------------------------------------------------------------------------------------------
                                                      1998/1999    1996 PROGRAM
(IN THOUSANDS)                                         PROGRAM                       TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                       $  5,002       $  3,200       $   8,202
Business acquisition and consolidation expenses           2,809            -            2,809
Cash expenditures                                       (2,242)            -           (2,242)
Non-cash usage, including asset write-downs and
   currency translation effects                         (1,927)          (100)         (2,027)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                          $  3,642       $  3,100       $   6,742
-----------------------------------------------------------------------------------------------

1998/1999 PROGRAM

    In December 1998, Hexcel announced business consolidation actions within its reinforcement products and composite materials businesses. These actions included the integration of Hexcel's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. As of March 31, 1999, the Company had substantially completed these business consolidation actions and to date, these actions have resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions. Estimated savings from these actions, which the Company has already begun to realize, are expected to approximate $10 million per year.

    On March 16, 1999, the Company expanded its actions relating to the integration of the Acquired Clark-Schwebel Business with the announcement of the closure of its Cleveland, Georgia manufacturing facility by August 1999. This facility, which was part of the Acquired Clark-Schwebel Business, employs approximately 100 people and produces fabrics used to make laminate for printed circuit boards. Certain production equipment from the Cleveland, Georgia facility will be moved to the Company's Anderson, South Carolina facility. Closure of this facility resulted from current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Acquired Clark-Schwebel Business.

    Accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for the 1998/1999 program, were as follows (in thousands):

-----------------------------------------------------------------------------------------------
                                                       EMPLOYEE     FACILITY &
                                                     SEVERANCE &     EQUIPMENT
1998/1999 PROGRAM                                     RELOCATION    RELOCATION       TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                       $    3,020     $   1,982     $    5,002
Business acquisition and consolidation expenses              994         1,815          2,809
Cash expenditures                                         (1,497)         (745)        (2,242)
Non-cash usage, including asset write-downs and
   currency translation effects                               -         (1,927)        (1,927)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                          $    2,517     $   1,125     $    3,642
-----------------------------------------------------------------------------------------------

    As of December 31, 1998, accrued business consolidation and acquisition expenses for the 1998/1999 program primarily consisted of severance for employees terminated in December 1998, costs for early termination for certain leases, and equipment relocation costs incurred, but not yet paid. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount. During the first quarter of 1999, the Company recorded additional business acquisition and consolidation expenses of $2.8 million, primarily reflecting the costs of closing the Cleveland, Georgia facility, of which $1.8 million represented a non-cash write-down on equipment that will be disposed of. The Company expects to record an additional charge of slightly above $1 million during the second and third quarters of 1999 relating to the relocation of certain equipment from the Cleveland, Georgia facility to the Company's Anderson, South Carolina facility. Cash expenditures during the quarter ended March 31, 1999 for the 1998/1999 program principally related to severance payments made to those employees terminated in December 1998.

    As of March 31, 1999, remaining accrued expenses for the 1998/1999 program primarily reflected severance and relocation costs for employees in the Company's Cleveland, Georgia facility and for employees terminated in December 1998, as well as costs relating to the early termination of certain leases. Remaining cash expenditures for the 1998/1999 program are expected to be funded through operating cash flows. The 1998/1999 program is expected to be substantially completed by the end of 1999. Anticipated cash savings from this business consolidation activity are expected to help offset competitive pricing pressures in the Company's electronics market. In addition to the Cleveland, Georgia facility closure, the Company is continuing to conduct a global capacity review. This review may result in the closing or right-sizing of additional facilities and, as a result, additional consolidation charges may be recognized in 1999.

1996 PROGRAM

    In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. Management expected that this consolidation program would take approximately three years to complete, in part because of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and consolidating manufacturing activities. The program is near completion, and the Company expects that all activities related to this consolidation program will be finished by mid-1999.

    Accrued business acquisition and consolidation expenses at December 31, 1998 and March 31, 1999, and activity during the quarter ended March 31, 1999 for this business acquisition and consolidation program, were as follows (in thousands):

-----------------------------------------------------------------------------------------------
                                                          EMPLOYEE     FACILITY &
                                                         SEVERANCE &   EQUIPMENT
1996 PROGRAM                                             RELOCATION    RELOCATION     TOTAL
-----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                           $   2,848     $    352      $ 3,200
Non-cash usage, including asset write-downs and
   currency translation effects                                (100)          -          (100)
-----------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                              $   2,748     $    352      $ 3,100
-----------------------------------------------------------------------------------------------

    As of December 31, 1998 and March 31, 1999, accrued business acquisition and consolidation expenses for the 1996 program related to a $0.6 million foreign government grant received by the Company that is required to be repaid over a five year period due to lower employee levels as a result of the consolidation program, $2.1 million in employee retirement costs associated with terminations and $0.4 million of environmental costs related to a closed facility. The employee retirement costs are expected to be disbursed by mid-1999. The Company does not anticipate any additional expenses in relation to the 1996 program.

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

     In early 1998, the Company established a central Year 2000 project office to coordinate and monitor progress towards achieving corporate-wide Year 2000 compliance. A discussion of the Company's Business Systems and Devices, suppliers and vendors as they pertain to the Company's Year 2000 issues, as of April 30, 1999, is detailed as follows:

BUSINESS SYSTEMS & DEVICES

     In order to address the Year 2000 issue as it relates to the Company's Business Systems and Devices, the Company has developed, and is in the process of implementing, a six phase plan. The Company is also using external consulting services, where appropriate, as part of its efforts to address its Year 2000 issue. In implementing this plan, the Company has been, and continues to be substantially on schedule. The components of this plan and their related status, as of April 30, 1999, are detailed below and apply to both the Company's Business Systems and its Devices:

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

(3) ASSESSING COMPLIANCE: This phase consisted of assessing Year 2000 compliance on the Company's Business Systems or Devices which have been identified as essential to the Company's business operations. In assessing compliance, the Company performs a variety of tasks including, obtaining Year 2000 compliance statements and information from the Company's vendors and service providers. This phase was completed in March 1999. However, the Company is dependent upon its suppliers and service providers to continue to inform Hexcel as to any updates or changes to the information supplied to Hexcel.

(4) REPAIRING OR REPLACING: This phase consists of repairing and replacing non-Year 2000 compliant Business Systems and Devices which are essential to the Company's operations. This phase is approximately 70% complete, with substantial completion estimated by June 30, 1999.

(5) TESTING: This phase consists of testing the repair or replacement of those Business Systems and Devices, which are essential to the Company's business operations. The Company also intends to test the integration of the various Business Systems and Devices within the Company's manufacturing processes. This phase is approximately 55% complete, with substantial completion estimated by June 30, 1999. The results of this phase may change the estimated timing of completion of phase four.

(6) DEVELOPING CONTINGENCY PLANS: This phase consists of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. The Company is in the early stages of this phase. The Company has targeted September 30, 1999 as the date for substantial completion of its contingency plans, however, the Company believes that this phase will be on-going through to the year 2000.

SUPPLIERS & CUSTOMERS

     The Company is also gathering information from its significant suppliers and customers concerning their Year 2000 issues as a means of assessing risks and developing alternatives. The Company has sent out surveys to all of its significant suppliers and customers to determine what steps, if any, those companies are taking to remediate their respective Year 2000 issues. The Company is, however, dependent upon its suppliers and customers with respect to the completeness and accuracy of such responses.

     As of April 30, 1999, the Company has received responses from nearly two-thirds of its significant suppliers and one-third of its significant customers. The responses from the Company's suppliers generally indicate that these parties are taking actions to ensure that their ability to supply products or services to the Company will not be impaired. To the extent that supplier responses to Year 2000 readiness are unsatisfactory, the Company will attempt to reduce risks of interruptions, with such options including changes in suppliers to those who have demonstrated Year 2000 readiness, and accumulation of inventory. The responses from the Company's customers also generally indicate that these parties are taking actions to ensure their ability to purchase products from the Company will not be impaired. The Company will continue to monitor the status of all of its significant suppliers' and customers' Year 2000 readiness through to the year 2000, in order to determine whether additional or alternative measures are necessary.

     Total estimated costs to address the Company's Year 2000 issues, including preparing the Company's Business Systems and Devices to become Year 2000 compliant, is approximately $5 million, of which approximately $1.5 million has been incurred through March 31, 1999. The total estimated costs includes approximately $2 million of capital expenditures to be used for the purchase of certain capital equipment to replace equipment which is currently not Year 2000 compliant. The estimate also includes the cost of certain internal resources fully dedicated to this project, however, the estimate does not include any costs associated with the implementation of contingency plans, which have not yet been developed. The Company has not used any external resources to independently verify these cost estimates. Due to resource constraints caused by the Year 2000 issue, the Company is deferring other information technology projects. These deferrals, however, are not expected to have a material adverse effect on the Company's results of operations or financial condition.

     The Company is progressing with the development of its Year 2000 contingency plans. These plans are expected to be substantially completed by September 30, 1999. The Company is currently unable to assess the most reasonably likely worst case scenarios. However, if necessary remediation actions are not completed in a timely manner, or if the Company's suppliers and customers do not successfully address their Year 2000 issues, the Company estimates that a disruption in operations could occur. Such a disruption could result in, for example, delays in the receipt of raw materials and distribution of finished goods, or errors in customer orders. These consequences could have a material impact on the operations, liquidity and financial condition of the Company. The Company presently believes that by implementing its plans, including modifications to existing Business Systems and Devices and conversion to new or upgraded software and other systems, the Year 2000 issue will not pose significant operational problems for the Company.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements". Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) estimates of the change in net sales in total and by market compared to pro forma 1998 net sales; (c) expectations regarding the impact of pricing pressures from Hexcel's customers; (d) expectations regarding the ability of Hexcel to pass along price reductions to its suppliers; (e) expectations regarding future sales based on current backlog; (f) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity and capital expenditures; (g) expectations regarding Hexcel's financial condition and liquidity, as well as future free cash flows and earnings; (h) estimated additional business acquisition and consolidation expenses to be incurred in 1999; (i) expectations regarding the costs and benefits of Hexcel's Lean Enterprise and business consolidation programs, including the closure of the Company's Cleveland, GA facility and implementation of a supply-chain management program; (j) expectations regarding the exercise of the CS-Interglas options at their stated price; and; (k) the impact of the Year 2000 issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of remediation.

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

reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; the availability, terms and deployment of capital; and the ability of Hexcel to accurately estimate the cost of systems preparation and successfully implement required actions for Year 2000 compliance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II, Item 7A, of Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There has been no material change to this information during the three months ended March 31, 1999.

                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:


 1.1    Form of Employee Option Agreement (1999).

 1.2    Form of Performance Accelerated Restricted Stock Unit Agreement (1999)

 1.3    Form of Grant of Restricted Stock Unit Agreement (1999).

 1.4    Split Dollar Agreement dated as of January 21, 1999 among Hexcel, John
        J. Lee and certain Trustees.

10.5 Executive Severance Agreement between Hexcel and John J. Lee dated as of February 3, 1999.

10.6 Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999.

10.7 Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999.

27.     Financial Data Schedule.


(b)     REPORTS ON FORM 8-K:

        Report dated January 5, 1999, relating to the proposed issuance of $275 million of senior subordinated notes due 2009 pursuant to Rule 144A.

        Report dated January 25, 1999, relating to the Company's fourth quarter and full-year 1998 financial results.

        Report dated March 17, 1999, relating to the closure of the Company's Cleveland, Georgia facility.

        Report dated March 29, 1999, relating to the Company's first quarter 1999 outlook.

        Report dated April 30, 1999, relating to the Company's pro forma and actual business segment data and net sales to third-party customers by product group, for each of the quarters ended March 31, June 30, September 30 and December 31, 1998, and for the year ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

         HEXCEL CORPORATION
         (Registrant)


          May 14, 1999                            /s/ Wayne C. Pensky
-------------------------------             -------------------------------
            (Date)                                 Wayne C. Pensky,
                                          Vice President; Corporate Controller;
                                              and Chief Accounting Officer