Form 10-Q
period 1999-06-30
HEXCEL CORP /DE/
filed 1999-08-16
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             _______________________


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

                                       or



         / /  Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the transition period from    to
                                                 ----  ----
                          Commission File Number 1-8472

                             _______________________


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
       Registrant's telephone number, including area code: (203) 969-0666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a US Bankruptcy Court. Yes X No
                                                         ---    ---
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at August 11, 1999
            -----                     ------------------------------
        COMMON STOCK                            36,497,509


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                                             PAGE
PART I.              FINANCIAL INFORMATION

   ITEM 1.           Condensed Consolidated Financial Statements

                         -   Condensed Consolidated Balance Sheets --
                             June 30, 1999 and December 31, 1998                               2

                         -   Condensed Consolidated Statements of
                             Operations -- The Quarter and Year-to-Date Periods
                             Ended June 30, 1999 and 1998                                      3

                         -   Condensed Consolidated Statements of
                             Cash Flows -- The Year-to-Date Periods
                             Ended June 30, 1999 and 1998                                      4

                         -   Notes to Condensed Consolidated
                             Financial Statements                                              5

   ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                14


   ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk               27


PART II.             OTHER INFORMATION

   ITEM 4.           Submission of Matters to a Vote of Security Holders                      28

   ITEM 6.           Exhibits and Reports on Form 8-K                                         28

SIGNATURE                                                                                     29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                                             ------------------------------------
                                                                                   JUNE 30,        DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                  1999                1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $     5,692         $     7,504
   Accounts receivable                                                              191,522             188,368
   Inventories                                                                      200,978             213,199
   Prepaid expenses and other assets                                                  5,848              10,111
   Deferred tax asset                                                                21,995              19,844
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                             426,035             439,026

Property, plant and equipment                                                       618,035             628,533
Less accumulated depreciation                                                      (207,917)           (195,960)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                 410,118             432,573
Goodwill and other purchased intangibles, net of accumulated
  amortization of $18,228 in 1999 and $11,742 in 1998                               417,786             425,405
Investment in affiliated companies and other assets                                 115,824             107,157
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 1,369,763         $ 1,404,161
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations             $    29,530         $    26,867
  Accounts payable                                                                   85,777              81,869
  Accrued liabilities                                                               102,872             110,708
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                         218,179             219,444

Long-term notes payable and capital lease obligations                               784,779             802,376
Indebtedness to a related party                                                      23,919              35,675
Other non-current liabilities                                                        42,698              44,267
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 1,069,575           1,101,762

Stockholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
  no shares issued or outstanding in 1999 and 1998                                      ---                 ---
Common stock, $0.01 par value, 100,000 shares authorized, shares
  issued and outstanding of 37,321 in 1999 and 37,176 in 1998                           373                 372
Additional paid-in capital                                                          272,575             271,469
Retained earnings                                                                    44,378              34,898
Accumulated other comprehensive income (loss)                                        (6,485)              6,313
-----------------------------------------------------------------------------------------------------------------
                                                                                    310,841             313,052
Less - treasury stock, at cost, 847 shares in 1999 and 1998                         (10,653)            (10,653)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          300,188             302,399
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $ 1,369,763         $ 1,404,161
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
                                                                              UNAUDITED
                                                   -----------------------------------------------------------------
                                                           QUARTER ENDED JUNE 30,     YEAR-TO-DATE ENDED JUNE 30,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                       1999            1998            1999            1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                              $  292,654       $ 273,537      $  608,824       $ 530,278
Cost of sales                                             226,395         202,316         471,794         392,961
--------------------------------------------------------------------------------------------------------------------
  Gross margin                                             66,259          71,221         137,030         137,317
Selling, general and administrative expenses               33,737          27,182          68,075          54,359
Research and technology expenses                            6,292           5,883          12,747          11,066
Business acquisition and consolidation expenses             1,369             ---           4,178             ---
--------------------------------------------------------------------------------------------------------------------
  Operating income                                         24,861          38,156          52,030          71,892
Interest expense                                           18,421           6,744          37,527          13,711
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                6,440          31,412          14,503          58,181
Provision for income taxes                                  2,261          11,434           5,100          21,133
Equity in earnings of affiliated companies                    101             ---              85             ---
--------------------------------------------------------------------------------------------------------------------
  Net income                                           $    4,280       $  19,978      $    9,488       $  37,048
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic                                                $     0.12       $    0.54      $     0.26       $    1.00
  Diluted                                                    0.12            0.46            0.26            0.86
Weighted average shares:
  Basic                                                    36,452          36,885          36,410          36,867
  Diluted                                                  36,602          46,478          36,511          46,419
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                                                UNAUDITED
                                                                                 -------------------------------------
                                                                                       YEAR-TO-DATE ENDED JUNE 30,
(IN THOUSANDS)                                                                              1999               1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $     9,488         $   37,048
  Reconciliation to net cash provided (used) by operations:
    Depreciation and amortization                                                         31,480             19,848
    Deferred income taxes                                                                 (1,928)             7,276
    Accrued business acquisition and consolidation expenses                                4,178                ---
    Business acquisition and consolidation payments                                       (6,636)            (3,147)
    Equity in earnings of affiliated companies                                               (85)               ---
    Working capital changes and other                                                     11,596            (38,207)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                               48,093             22,818
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (17,958)           (27,391)
  Advances to affiliated companies                                                           ---               (750)
----------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                                  (17,958)           (28,141)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of the credit facilities, net                                              (247,328)            (1,304)
  Proceeds from long-term debt and capital lease obligations, net                        224,782              2,439
  Debt issuance costs                                                                     (9,515)            (1,164)
  Activity under stock plans                                                                 746              2,372
----------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                                       (31,315)             2,343
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (632)               916
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (1,812)            (2,064)
Cash and cash equivalents at beginning of year                                             7,504              9,033
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     5,692         $    6,969
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 1999, and the results of operations for the quarter and year-to-date periods ended June 30, 1999 and 1998, and the cash flows for the year-to-date periods ended June 30, 1999 and 1998. The condensed consolidated balance sheet of the Company as of December 31, 1998 was derived from the audited 1998 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1999 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

     As part of this acquisition, Hexcel also acquired C-S's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CS-Interglas") headquartered in Germany, together with a fixed-price option to increase this equity interest to 84.0%. The fixed-price option expires on December 31, 1999. Hexcel's acquisition of the CS-Interglas equity interest and related option was completed on December 23, 1998;
- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; and
- a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") headquartered in the United States.

CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving primarily the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The unconsolidated net sales in 1998 for these joint ventures were in excess of $300,000.

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

PRO FORMA FINANCIAL INFORMATION

     The pro forma net sales, net income and diluted net income per share of Hexcel for the year-to-date period ended June 30, 1998, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it had occurred on January 1, 1998, were:


--------------------------------------------------------------------------------
                                                                       6/30/98
--------------------------------------------------------------------------------
Pro forma net sales                                              $     641,942
Pro forma net income                                                    38,309
Pro forma diluted net income per share                           $        0.89
--------------------------------------------------------------------------------

NOTE 3 -- INVENTORIES


--------------------------------------------------------------------------------
                                                   6/30/99            12/31/98
--------------------------------------------------------------------------------
Raw materials                                 $     86,587       $      90,881
Work in progress                                    76,288              77,769
Finished goods                                      38,103              44,549
--------------------------------------------------------------------------------
Total inventories                             $    200,978       $     213,199
--------------------------------------------------------------------------------

NOTE 4 -- INVESTMENT IN CS-INTERGLAS

     The Company has a fixed-price option to increase the equity position in its CS-Interglas investment from 43.6% to 84%, which expires on December 31, 1999. In the Company's opinion, this fixed-price option is significantly higher than its current fair market value. As a result, the Company intends to allow the option to expire unexercised.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company is evaluating its investment in CS-Interglas. A number of factors are leading to this evaluation, including a decline in the investment's market value, changes in the business climate in which the investment operates in and the Company's decision to allow the option to expire unexercised. Once the Company's business plans have been developed, the Company will assess the applicable fair value of its investment in CS-Interglas.

NOTE 5 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY


---------------------------------------------------------------------------------------------------------
                                                                           6/30/99            12/31/98
---------------------------------------------------------------------------------------------------------
Senior credit facility                                                 $   372,126        $    618,214
European credit and overdraft facilities                                    10,586              16,330
Convertible subordinated notes, due 2003                                   114,435             114,435
Convertible subordinated debentures, due 2011                               25,625              25,625
Senior subordinated notes, due 2009                                        240,000                 ---
Various notes payable                                                          408                 547
---------------------------------------------------------------------------------------------------------
Total notes payable                                                        763,180             775,151
Capital lease obligations                                                   51,129              54,092
Senior subordinated note payable to a related party,
  net of unamortized discount of $1,055 and $1,801
  as of June 30, 1999 and December 31, 1998, respectively                   23,919              35,675
---------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                      $   838,228        $    864,918
---------------------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities          $    29,530        $     26,867
Long-term notes payable and capital lease obligations,
  less current maturities                                                  784,779             802,376
Indebtedness to a related party                                             23,919              35,675
---------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                      $   838,228        $    864,918
---------------------------------------------------------------------------------------------------------

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and
(c) provide for ongoing working capital and other financing requirements of the Company. In January 1999, simultaneously with the closing of the Company's $240,000 senior subordinated notes offering (see below), the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity from $910,000 to $671,500, modify certain financial covenants and to permit the offering. Approximately $544,000 of the Senior Credit Facility expires in September 2004, with the balance expiring in 2005.


     Depending on certain predetermined ratios and other conditions, interest on outstanding borrowings under the Senior Credit Facility is computed at an annual rate ranging from approximately 0.75% to 2.25% in excess of the applicable London interbank rate, or at the option of Hexcel, at 0 to 1.25% in excess of the base rate of the administrative agent for the lenders. The upper limit of these ranges have been increased to 2.75% and 1.75% respectively as part of the August 13, 1999 amendment to the Senior Credit Facility with the applicable rate continuing to be determined by the Company's ratio of total debt to earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization, and equity in earnings of affiliated companies. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock.


SENIOR SUBORDINATED NOTES DUE 2009

     On January 21, 1999, the Company issued $240,000 of senior subordinated notes due 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9.75% per annum. Net proceeds of approximately $230,500 from this offering were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated

Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

SENIOR SUBORDINATED NOTE PAYABLE TO A RELATED PARTY

     The increasing rate senior subordinated note payable to a related party, is payable to Ciba Specialty Chemicals Inc., and is a general unsecured obligation of Hexcel (the "Ciba Note"). Ciba Specialty Chemicals Inc. and its affiliate, Ciba Specialty Chemicals Corporation, collectively hold approximately 49.4% of the Company's common stock. From February 28, 1996 through February 28, 1999, the Ciba Note bore interest at a rate of 7.5% per annum. On February 28, 1999, the interest rate on the Ciba Note increased to 10.5% per annum, and will continue to increase by an additional 0.5% per year thereafter until it matures in 2003. On February 17, 1999, the Company redeemed $12,500 of the Ciba Note, with such repayment financed with borrowings under the Company's Senior Credit Facility.

NOTE 6 -- BUSINESS ACQUISITION AND CONSOLIDATION EXPENSES

     Over the past few years, the Company has announced two major business consolidation programs. In December 1998 and March 1999, the Company announced a business acquisition and consolidation ("BA&C") program related to the integration of the Acquired Clark-Schwebel Business and the combination of its U.S., European and Pacific Rim composite materials businesses into a single, global business unit (the "1998/1999 program"). Prior to this program, in May 1996, the Company announced a BA&C program primarily related to the integration of the acquired composites businesses from Ciba-Geigy Limited and Ciba-Geigy Corporation (the "Acquired Ciba Business"). This program was later revised in December 1996, to include the acquired carbon fibers and prepreg business from Hercules Incorporated as well as other consolidation activities identified during the on-going integration of the Acquired Ciba Business (collectively, the "1996 program"). These programs were designed to integrate the acquired businesses, streamline operations, reduce operating costs, and position the Company for profitable growth. More detailed discussions on each of these programs are set forth below.

     Total accrued BA&C expenses at December 31, 1998 and June 30, 1999, and activity during the six months ended June 30, 1999 for each of these programs, were as follows:


---------------------------------------------------------------------------------------------------
                                                     1998/1999         1996
                                                       PROGRAM        PROGRAM               TOTAL
---------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                   $     5,002       $    3,200         $    8,202
BA&C expenses                                           4,178                -              4,178
Cash expenditures                                      (4,134)          (2,502)            (6,636)
Non-cash usage, including asset write-downs            (2,053)              19             (2,034)
---------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999                       $     2,993       $      717         $    3,710
---------------------------------------------------------------------------------------------------

     Business consolidation activities were financed with operating cash flows and borrowings under the Company's credit facility. The Company expects that substantially all remaining cash expenditures for the 1998/1999 and 1996 programs will be completed by the end of 1999, with such expenditures being funded through operating cash flows.

1998/1999 PROGRAM

     In December 1998, the Company announced consolidation actions within its reinforcement fabrics and composite materials businesses. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of its U.S., European and Pacific Rim composite materials businesses into a single, global business unit. The objectives of these actions were intended to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions

     On March 16, 1999, the Company expanded its actions relating to the integration of the Acquired Clark-Schwebel Business with the announcement of the closure of its Cleveland, Georgia facility, which, at that time, employed approximately 100 manufacturing personnel. This facility produces fabrics for the electronics market and, a significant portion of its production equipment will be relocated to the Company's Anderson, South Carolina facility. The planned closure of this facility, which is expected to be completed in the third quarter of 1999, is the result of current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Acquired Clark-Schwebel Business.

     During the first half of 1999, the Company recorded $4,178 of BA&C expenses for the 1998/1999 program, primarily reflecting the costs of closing its Cleveland, Georgia facility as well as the elimination of certain additional administrative positions relating to the consolidation of the composite materials business unit. Included in the BA&C expense was a $1,815 non-cash write-down of equipment that will be disposed of at the Cleveland facility. The Company expects to record an additional charge of approximately $1,200 during the third quarter of 1999 relating to the relocation of certain equipment from the Cleveland facility to the Company's Anderson, South Carolina facility.

     Accrued BA&C expenses at December 31, 1998 and June 30, 1999, and activity during the six months ended June 30, 1999 for the 1998/1999 program, were as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                      EMPLOYEE        FACILITY &
                                                                    SEVERANCE &       EQUIPMENT
1998/1999 PROGRAM                                                    RELOCATION       RELOCATION            TOTAL
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                                      $    3,020      $    1,982         $    5,002
BA&C expenses                                                             2,131           2,047              4,178
Cash expenditures                                                        (2,556)         (1,578)            (4,134)
Non-cash usage, including asset write-downs                                 ---          (2,053)            (2,053)
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999                                          $    2,595      $      398         $    2,993
--------------------------------------------------------------------------------------------------------------------

     As of December 31, 1998, accrued BA&C expenses for the 1998/1999 program primarily consisted of severance for employees terminated in December 1998, costs for early termination for certain leases, and equipment relocation costs incurred, but not yet paid. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount. Cash expenditures during the six months ended June 30, 1999 for this program principally related to severance payments made to those employees terminated in December 1998. As of June 30, 1999, the remaining accrued expenses for the 1998/1999 program primarily reflected severance and relocation costs for employees in the Company's Cleveland facility and for those administrative employees terminated in the second quarter of 1999. The 1998/1999 program is expected to be substantially completed by the end of 1999.

1996 PROGRAM

     In 1996, Hexcel announced plans to consolidate the Company's operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The business consolidation program was also intended to eliminate excess manufacturing capacity and redundant administrative functions. The Company expected that this consolidation program would take approximately three years to complete, in part because of the aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Specific actions of the consolidation program included the elimination of approximately 245 manufacturing, marketing and administrative positions, the closure of the Anaheim, California facility acquired in connection with the Acquired Ciba Business, the consolidation of the Company's manufacturing operations in Europe, the consolidation of the Company's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources. With the exception of certain nominal cash expenditures, the program was completed in the second quarter of 1999 with the disposal of the Company's operations in Brindisi, Italy (the "Italian Operations").

     In the fourth quarter of 1998, the Company recorded $5,600 of BA&C expenses relating to an asset impairment for its Italian Operations, which was part of the Acquired Ciba Business. The purchase price originally allocated to the Italian Operations was a net liability of approximately $2,100. Since the acquisition, the Italian Operations had immaterial revenues, incurred operating losses, and was not strategically important to the Company. Consequently, the Company periodically evaluated the recoverability of its carrying value pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company again evaluated the recoverability of the carrying value of its Italian Operations in the fourth quarter of 1998, in light of its continuing operating losses and certain offers received from interested buyers. In assessing whether an impairment had occurred, the Company considered the offers received, as well as the future undiscounted cash flows related to its Italian Operations. The estimate of fair value used in determining the impairment charge was based on the offers received from the interested buyers. In June 1999, the Company sold its Italian Operations for immaterial proceeds, resulting in a loss on disposal that approximated amounts accrued. The amounts accrued approximated the Italian Operations' debt plus certain employee retirement costs, which the Company agreed to maintain. The Company had accounted for its Italian Operations under its Engineered Products business segment.

     Accrued BA&C expenses at December 31, 1998 and June 30, 1999, and activity during the six months ended June 30, 1999 for the 1996 BA&C program, were as follows:


-----------------------------------------------------------------------------------
                                       EMPLOYEE       FACILITY &
                                     SEVERANCE &       EQUIPMENT
1996 PROGRAM                          RELOCATION      RELOCATION        TOTAL
-----------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998      $    2,848         $    352      $    3,200
Cash expenditures                        (2,315)            (187)         (2,502)
Non-cash usage                               19              ---              19
-----------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999          $      552         $    165      $      717
-----------------------------------------------------------------------------------

     As of December 31, 1998, accrued BA&C expenses for the 1996 program related to employee retirement costs associated with terminations, a foreign government grant received by the Company that is required to be repaid due to lower employee levels as a result of the consolidation program, and environmental costs related to a closed facility. Cash expenditures for the six months ended

June 30, 1999, primarily represented the employee retirement costs that were disbursed in connection with the disposal of the Company's Italian Operations. As of June 30, 1999, remaining accrued BA&C expenses for the 1996 program consisted of the foreign government grant that is to be repaid over a five year period and accrued environmental costs.

NOTE 7 -- NET INCOME PER SHARE


--------------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED JUNE 30,      YEAR-TO-DATE ENDED JUNE 30,
                                                           1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------------------
Basic net income per share:

Net income                                            $   4,280       $   19,978         $   9,488       $  37,048
Weighted average common shares outstanding               36,452           36,885            36,410          36,867
--------------------------------------------------------------------------------------------------------------------
Basic net income per share                            $    0.12       $     0.54         $    0.26       $    1.00
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share:
Net income                                            $   4,280       $   19,978         $   9,488       $  37,048
Effect of dilutive securities -
   Convertible Subordinated Notes, due 2003                 ---            1,272               ---           2,544
   Convertible Subordinated Debentures, due 2011            ---              278               ---             556
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                   $   4,280       $   21,528         $   9,488       $  40,148
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding               36,452           36,885            36,410          36,867
Effect of dilutive securities -
   Stock options                                            150            1,520               101           1,479
   Convertible Subordinated Notes, due 2003                 ---            7,239               ---           7,239
   Convertible Subordinated Debentures, due 2011            ---              834               ---             834
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding                                            36,602           46,478            36,511          46,419
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share                          $    0.12       $     0.46         $    0.26       $    0.86
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

     The Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, were excluded from the 1999 computations of diluted net income per share, as they were antidilutive. For the quarter and year-to-date periods ended June 30, 1999, approximately 4,000 stock options, or substantially all of the Company's outstanding stock options, were excluded from the calculation of diluted net income per share. The exercise price for these stock options ranged from approximately $8.95 to $30.38, with the weighted average price being approximately $13.26. For the quarter and year-to-date periods ended June 30, 1998, substantially all of the Company's outstanding stock options were included in the calculation of diluted net income per share.

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)


 ---------------------------------------------------------------------------------------------------
                                          QUARTER ENDED JUNE 30,         YEAR-TO-DATE ENDED JUNE 30,
                                             1999           1998              1999            1998
 ---------------------------------------------------------------------------------------------------
 Net income                             $   4,280      $  19,978      $      9,488       $  37,048
 Currency translation adjustment           (5,793)         1,257           (12,798)           (316)
 ---------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)      $  (1,513)     $  21,235      $     (3,310)      $  36,732
 ---------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------

NOTE 9 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on adjusted income before business acquisition and consolidation expenses, interest, taxes and equity in earnings of affiliated companies ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments.

     Financial information on the Company's operating segments for the quarter and year-to-date periods ended June 30, 1999 and 1998, including pro forma financial information, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it occurred on January 1, 1998, is as follows:


--------------------------------------------------------------------------------------------------------------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
--------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   83,180       $   156,242        $   53,232       $   292,654
Intersegment sales                                  30,972             1,834               ---            32,806
--------------------------------------------------------------------------------------------------------------------
Total sales                                        114,152           158,076            53,232           325,460

Adjusted EBIT                                       11,241            19,758             3,664            34,663
Depreciation and amortization                        8,857             5,027             1,036            14,920
Capital expenditures                                 3,194             3,808             1,431             8,433
--------------------------------------------------------------------------------------------------------------------
PRO FORMA QUARTER ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   97,511       $   170,622        $   56,650       $   324,783
Intersegment sales                                  35,079             3,219                31            38,329
--------------------------------------------------------------------------------------------------------------------
Total sales                                        132,590           173,841            56,681           363,112

Adjusted EBIT                                       22,048            23,149             5,462            50,659
Depreciation and amortization                        8,810             4,307               936            14,053
Capital expenditures                                 5,813             8,823             2,008            16,644
--------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   46,265       $   170,622        $   56,650       $   273,537
Intersegment sales                                  35,079             3,219                31            38,329
--------------------------------------------------------------------------------------------------------------------
Total sales                                         81,344           173,841            56,681           311,866

Adjusted EBIT                                       15,839            23,149             5,462            44,450
Depreciation and amortization                        3,785             4,307               936             9,028
Capital expenditures                                 4,019             8,823             2,008            14,850
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                              REINFORCEMENT         COMPOSITE         ENGINEERED
                                                 PRODUCTS           MATERIALS          PRODUCTS          TOTAL
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $  168,987       $   333,442        $  106,395       $   608,824
Intersegment sales                                  66,700             4,610               ---            71,310
--------------------------------------------------------------------------------------------------------------------
Total sales                                        235,687           338,052           106,395           680,134

Adjusted EBIT                                       21,514            46,155             6,260            73,929
Depreciation and amortization                       17,759            10,064             2,041            29,864
Capital expenditures                                 7,383             7,300             3,097            17,780
--------------------------------------------------------------------------------------------------------------------

PRO FORMA YEAR-TO-DATE ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $  200,873       $   334,755        $  106,314       $   641,942
Intersegment sales                                  70,197             6,165                50            76,412
--------------------------------------------------------------------------------------------------------------------
Total sales                                        271,070           340,920           106,364           718,354

Adjusted EBIT                                       44,392            49,224             8,372           101,988
Depreciation and amortization                       18,232             8,556             1,710            28,498
Capital expenditures                                10,585            15,297             2,908            28,790
--------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   89,209       $   334,755        $  106,314       $   530,278
Intersegment sales                                  70,197             6,165                50            76,412
--------------------------------------------------------------------------------------------------------------------
Total sales                                        159,406           340,920           106,364           606,690

Adjusted EBIT                                       29,518            49,224             8,372            87,114
Depreciation and amortization                        8,100             8,556             1,710            18,366
Capital expenditures                                 7,862            15,297             2,908            26,067
--------------------------------------------------------------------------------------------------------------------

     Reconciliations of the totals reported for the operating segments to consolidated income before income taxes, are as follows:


---------------------------------------------------------------------------------------------------------------------
                                          QUARTER ENDED JUNE 30,                 YEAR-TO-DATE ENDED JUNE 30,
                                   ---------------------------------------------------------------------------------
                                                   PRO FORMA                                   PRO FORMA
                                         1999         1998         1998            1999          1998          1998
--------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT for
  reportable segments              $   34,663   $   50,659   $   44,450      $   73,929   $   101,988    $   87,114
Less:
   BA&C expenses                        1,369          ---          ---           4,178           ---           ---
Corporate, other expenses and
   eliminations                         8,433        6,294        6,294          17,721        15,222        15,222
Interest expense                       18,421       16,059        6,744          37,527        32,490        13,711
--------------------------------------------------------------------------------------------------------------------
Consolidated income before
   income taxes                    $    6,440   $   28,306   $   31,412      $   14,503   $    54,276    $   58,181
--------------------------------------------------------------------------------------------------------------------

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION


 ------------------------------------------------------
                            YEAR-TO-DATE ENDED JUNE 30,
                                 1999            1998
 ------------------------------------------------------
 Cash paid for:
   Interest             $       20,731   $      12,136
   Income taxes         $       10,087   $      14,576
 ------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW


   -------------------------------------------------------------------------------------------------
                                                               QUARTER ENDED JUNE 30,
                                                    ------------------------------------------------
                                                                       Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                   1999           1998 (a)            1998
   -------------------------------------------------------------------------------------------------
   Net sales                                          $  292.7         $  324.8           $ 273.5
   Gross margin %                                         22.6%            25.5%             26.0%
   Adjusted operating income % (b)                         9.0%            13.7%             13.9%
   Adjusted EBITDA (c)                                $   42.0         $   59.2           $  48.0
   Business acquisition and consolidation expenses    $    1.4         $    ---           $   ---
   Net income                                         $    4.3         $   20.1           $  20.0
   Adjusted net income (b)                            $    5.2         $   20.1           $  20.0
   -------------------------------------------------------------------------------------------------
   Diluted net income per share                       $   0.12         $   0.47           $  0.46
   Adjusted diluted net income per share (b)          $   0.14         $   0.47           $  0.46
   -------------------------------------------------------------------------------------------------

(a) Pro forma results gives effect to the September 1998 acquisition of Clark Schwebel, as if the transaction had occurred at the beginning of 1998.
(b) Excludes business acquisition and consolidation expenses and related income taxes, as applicable.
(c) Excludes business acquisition and consolidation expenses, interest, taxes, depreciation, amortization, and equity in earnings of affiliated companies.


     Net income for the second quarter of 1999 was $4.3 million, or $0.12 per diluted share, compared with $20.0 million, or $0.46 per diluted share, for the second quarter of 1998. Excluding business acquisition and consolidation expenses of $1.4 million incurred in the second quarter of 1999, "Adjusted" diluted net income per share was $0.14. For the quarter ended June 30, 1999, Hexcel generated free cash flow (change in debt net of cash) of $24 million. Hexcel used such free cash flow to repay amounts outstanding under its various amortizing indebtedness.

     During the second quarter of 1999, demand in a number of the markets Hexcel serves was lower than anticipated. The Company's sales and gross margins for the second quarter reflect reduced sales volume to the commercial aerospace market as a result of the supply chain impacts of The Boeing Company's ("Boeing") planned reduction in deliveries in 2000, lower prices in the global electronics market because of intensified competition from Asia, and lower production and sales of carbon fiber products. These market conditions were partially offset by various cost savings initiatives. In light of these conditions, the Company expects that Adjusted diluted earnings per share for the year will be in the range of $0.60 to $0.70. Hexcel remains committed to improving performance by continuing to reduce costs and increase productivity through its business consolidation, global procurement and Lean Enterprise initiatives.

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

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in three joint ventures, CS-Interglas AG ("CS-Interglas") headquartered in Germany, Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, and Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") headquartered in the United States. CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving primarily the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The unconsolidated revenues in 1998 for these joint ventures were in excess of $300 million.

     Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for approximately $472.8 million in cash. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease with purchase options.

     Further discussions of the acquisition and its related financing are contained in Notes 2 and 5 to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS
     NET SALES: Net sales for the second quarter of 1999 were $292.7 million, compared with $273.5 million for the second quarter of 1998 and $324.8 million for the second quarter of 1998 on a pro forma basis, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998. The decrease in sales compared to 1998 pro forma results primarily reflects reduced composite materials sales to the commercial aerospace market and reduced sales of reinforcement products, particularly in the general industrial and recreational markets. The reduction in sales of reinforcement products to electronic applications is the net impact of increased volume and lower average pricing. On a constant currency basis, second quarter 1999 net sales would not have been materially different than reported.

     The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended June 30, 1999 and pro forma net sales for the quarter ended June 30, 1998:

--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                ------------------------------------------------------------------------------------
                                 COMMERCIAL       SPACE &                      GENERAL
(IN MILLIONS)                     AEROSPACE       DEFENSE     ELECTRONICS    INDUSTRIAL    RECREATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999
  Reinforcement products          $   13.4       $    5.5      $   42.2       $   20.9      $   1.2      $   83.2
  Composite materials                101.8           24.4           ---           17.7         12.3         156.2
  Engineered products                 48.6            3.4           ---            1.3          ---          53.3
--------------------------------------------------------------------------------------------------------------------
   Total                          $  163.8       $   33.3      $   42.2       $   39.9      $  13.5      $  292.7
                                       56%            11%           14%            14%           5%          100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA SECOND QUARTER 1998
  Reinforcement products          $   13.0       $    7.4      $   45.4       $   27.6      $   4.2      $   97.6
  Composite materials                122.9           22.9           ---           12.6         12.2         170.6
  Engineered products                 53.3            2.3           ---            1.0          ---          56.6
--------------------------------------------------------------------------------------------------------------------
   Total                          $  189.2       $   32.6      $   45.4       $   41.2      $  16.4      $  324.8
                                       58%            10%           14%            13%           5%          100%
--------------------------------------------------------------------------------------------------------------------

     Commercial aerospace net sales decreased 13% to $163.8 million for the second quarter of 1999, from $189.2 million on a pro forma basis for the second quarter of 1998. The decline in sales was largely a result of the efforts by Boeing and its subcontractors to adjust inventories and procurement in anticipation of lower aircraft production in 2000. Partially offsetting this decrease, were sales to Airbus Industrie ("Airbus") and regional aircraft producers. In addition, the Company's sales of products used to retrofit aircraft interiors continue to grow, with a strong reception for its kit product that extends the size of overhead stowage bins in narrow aisle aircraft.

     Approximately 44% of Hexcel's pro forma full year 1998 net sales were to Boeing, Airbus and related subcontractors. Based on published projections, combined deliveries for Boeing and Airbus were 577 and 788 in 1997 and 1998, respectively, and are expected to peak at 906 in 1999, before declining to approximately 800 in 2000. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.1 million to over $1.0 million. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer, with the average being approximately six months. As the Company supplies its products ahead of the delivery of a commercial aircraft, it started to see the impact of future reduced Boeing production rates on the procurement of the Company's products in the second quarter of 1999, and expects that it will continue to see this impact in the second half of 1999.

     During 1998, the Company's commercial aerospace customers started emphasizing the need for material yield improvement as well as cost and inventory reduction throughout the industry's supply chain. In response to these pressures, the Company reduced the price of certain products in 1999. Further, the Company is aware that by the fourth quarter of 1999, one customer will have substituted one of Hexcel's premium products for a lower cost, lower priced alternative product, which will also be provided by Hexcel. Although these changes impact the Company's profit margins, they have been mitigated, in part, by the Company's various cost reduction and efficiency improvement programs.

     Space and defense net sales for the second quarter of 1999 were $33.3 million, or comparable to pro forma second quarter 1998 net sales of $32.6 million. The Company expects to benefit from a number of new U.S. and European military aircraft programs which continue to move towards full scale production starting as early as late 2000.

     The Company believes that, in response to a significant shortage of carbon fiber supply in 1997, a number of the Company's customers, particularly those in the space and defense market, purchased and/or ordered more carbon fiber than they needed during 1997 and 1998. Now that carbon fiber supplies are more certain, customers are reducing their inventories and purchasing less carbon fiber in 1999. Further the Company's sales of carbon fiber to commercial aerospace applications are reflecting the trends in that market. While the Company is seeking to find opportunities to sell its short-term excess capacity in other markets, the increase in worldwide carbon fiber capacity limits the prices at which such surplus capacity can be sold.

     Electronics net sales decreased 7% to $42.2 million for the second quarter of 1999, from $45.4 million on a pro forma basis for the second quarter of 1998. The reduction in electronics net sales primarily reflects the impact of price reductions, net of volume increases, for the Company's electronic fiberglass products. Global pricing across the PCB laminate supply chain has been reduced over the last twelve months due to intense competition from Asian manufacturers seeking to sell their excess capacity in Western markets. Nevertheless, the prices for electronic fiberglass products have been relatively stable during the second quarter of 1999, after the last round of price reductions that were made in the first quarter of 1999. The Company has been successful in partially offsetting these price reductions by obtaining lower raw material prices. In addition, the Company continues to seek opportunities to reduce the cost of its products, and during the first quarter of 1999 announced the closure of its Cleveland, Georgia plant as a targeted cost reduction action.

     General industrial net sales of $39.9 million for the second quarter of 1999 were comparable to pro forma second quarter 1998 net sales of $41.2 million. Recreation net sales decreased 18% in the second quarter of 1999 to $13.5 million compared to pro forma second quarter 1998 net sales of $16.4 million, reflecting reduced customer demand for certain products in this market, including, one particular customer who has changed the design of many of its athletic shoes to alternative materials.

     BACKLOG: The backlog of commercial aerospace and space and defense orders scheduled for delivery in the next 12 months was as follows:


   -----------------------------------------------------------------------------------------
                                                          UNAUDITED
                                 -----------------------------------------------------------
                                     COMMERCIAL           SPACE AND
     (IN MILLIONS)                   AEROSPACE             DEFENSE               TOTAL
   -----------------------------------------------------------------------------------------
    AS OF JUNE 30, 1999
       Reinforcement products         $    8.7              $   5.9            $    14.6
       Composite materials               157.0                 35.7                192.7
       Engineered products               141.4                 10.4                151.8
   -----------------------------------------------------------------------------------------
         Total                        $  307.1              $  52.0            $   359.1
   -----------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 1998
       Reinforcement products         $    5.9              $   6.5            $    12.4
       Composite materials               226.9                 40.1                267.0
       Engineered products               165.1                  7.6                172.7
   -----------------------------------------------------------------------------------------
         Total                        $  397.9              $  54.2            $   452.1
   -----------------------------------------------------------------------------------------
     AS OF JUNE 30, 1998
       Reinforcement products         $   10.0              $  15.5            $    25.5
       Composite materials               215.0                 48.1                263.1
       Engineered products               159.1                  9.2                168.3
   -----------------------------------------------------------------------------------------
         Total                        $  384.1              $  72.8            $   456.9
   -----------------------------------------------------------------------------------------

     The decrease in the Company's commercial aerospace backlog is attributable to build rates, which are expected to peak in 1999, and the continuing trend towards shorter lead times and better supply-chain management by the industry overall. Because the Company supplies its products ahead of the delivery of a commercial aircraft, it has started to experience the impact of the lower anticipated deliveries of Boeing aircraft in 2000. The decrease in the Company's space and defense backlog compared to June 30, 1998 is also believed to be primarily attributable to the continuing trend towards shorter lead times and better supply-chain management by the industry overall. Backlog for the Company's other markets is not a material trend indicator and accordingly, such amounts are not presented.

     GROSS MARGIN: Gross margin for the second quarter of 1999 was $66.3 million, or 22.6% of net sales, compared with $71.2 million, or 26.0% of net sales, for the second quarter of 1998 and $82.9 million, or 25.5% of net sales, for pro forma second quarter 1998. The decrease compared to 1998 pro forma gross margin reflects reduced sales volume and selected lower pricing in the commercial aerospace market as a result of the supply chain impacts of Boeing's planned reduction in deliveries in 2000, lower prices in the global electronics market because of intensified competition from Asia, and lower production, sales and weaker sales mix of carbon fiber products. These impacts have been partially offset by various cost savings initiatives. The Company is pursuing efforts to further reduce costs and increase productivity through its business consolidation, global procurement and Lean Enterprise initiatives. By mid-1999, the Company's Lean Enterprise program had been extended to a large portion of the Company's U.S. and European locations, and will continue to be extended to all of its locations by the end of 1999. The improvements in cost and productivity are expected to be offset by the impact of lower commercial aerospace demand in the U.S. and customer requirements for reductions in the costs of the products that they purchase from the Company.

     OPERATING INCOME: Operating income was $24.9 million in the second quarter of 1999, or 8.5% of net sales, compared with $38.2 million in the second quarter of 1998, or 13.9% of net sales. Excluding business acquisition and consolidation expenses, 1999 second quarter operating income was $26.2 million, or 9.0% of net sales. The aggregate decrease in operating income, excluding business acquisition and consolidation ("BA&C") expenses, reflects the decrease in sales and gross margins, and increased selling, general and administrative ("SG&A") and research and technology ("R&T") expenses over the second quarter 1998. SG&A expenses were $33.7 million, or 11.5% of net sales for the second quarter of 1999 compared with $27.2 million, or 9.9% of net sales for the second quarter of 1998. The aggregate dollar increase in SG&A was primarily attributable to the Acquired Clark-Schwebel Business, including $2.3 million of goodwill amortization, and costs associated with the implementation of the Company's Lean Enterprise and supply-chain initiatives. R&T expenses for the second quarter of 1999 were $6.3 million, or 2.2% of net sales, which were comparable to second quarter 1998 expenses of $5.9 million, or 2.2% of net sales.

     INTEREST EXPENSE: Interest expense was $18.4 million, or 6.3% of net sales, in the second quarter of 1999, compared to $6.7 million, or 2.5% of net sales, in the second quarter of 1998. The increase primarily reflects the additional financing required for the Acquired Clark-Schwebel Business.

     EQUITY IN EARNINGS OF AFFILIATED COMPANIES: As part of the Acquired Clark-Schwebel Business, the Company acquired interests in three joint ventures. Competitive conditions in the electronics market, arising from the Asian economic recession last year, continued to impact the performance of two of these joint ventures during the second quarter of 1999. As a result, the Company recognized a nominal amount of equity in earnings of affiliated companies in the second quarter of 1999.

     NET INCOME AND NET INCOME PER SHARE: Net income for the second quarter of 1999 was $4.3 million compared with $20.0 million for the second quarter of 1998. Pro forma second quarter 1998 net income, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998, was $20.1 million.


   -----------------------------------------------------------------------------------------------------------------
                                                                                FOR THE QUARTER ENDED JUNE 30,
                                                                           -----------------------------------------
                                                                                          Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE AMOUNT)                                       1999           1998          1998
   -----------------------------------------------------------------------------------------------------------------
   Diluted net income per share                                             $    0.12        $ 0.47       $  0.46
   Adjusted diluted net income per share, excluding BA&C expenses           $    0.14        $ 0.47       $  0.46
   Diluted net income per share, excluding goodwill amortization            $    0.17        $ 0.51       $  0.47
   Diluted weighted average shares outstanding                                   36.6          46.5          46.5
   -----------------------------------------------------------------------------------------------------------------

     The decrease in the number of weighted average shares is primarily attributable to the exclusion of 8.1 million of potential common shares relating to the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1999 period. Refer to Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted net income per share.

YEAR-TO-DATE RESULTS


   -----------------------------------------------------------------------------------------------
                                                           YEAR-TO-DATE ENDED JUNE 30,
                                                  ------------------------------------------------
                                                                      Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                 1999             1998              1998
   -----------------------------------------------------------------------------------------------
   Net sales                                        $  608.9         $  642.0           $ 530.3
   Gross margin %                                       22.5%            25.5%             25.9%
   Adjusted operating income %                           9.2%            13.5%             13.6%
   Adjusted EBITDA                                  $   87.6         $  116.7           $  91.8
   Business acquisition & consolidation expenses    $    4.2         $    ---           $   ---
   Net income                                       $    9.5         $   38.3           $  37.0
   Adjusted net income                              $   12.2         $   38.3           $  37.0
   -----------------------------------------------------------------------------------------------
   Diluted net income per share                     $   0.26         $   0.89           $  0.86
   Adjusted diluted net income per share            $   0.33         $   0.89           $  0.86
   -----------------------------------------------------------------------------------------------

     NET SALES AND GROSS MARGIN: Net sales for the first half of 1999 were $608.9 million, compared with $530.3 million for the first half of 1998 and pro forma first half 1998 net sales of $642.0 million. Gross margin for the first half of 1999 was $137.1 million, or 22.5% of sales, versus gross margin of $137.3 million, or 25.9% of sales, for the same period in 1998 and $163.9 million, or 25.5% of net sales, for pro forma first half of 1998. The decrease in net sales and gross margin compared to pro forma 1998 results primarily reflect the factors previously discussed. On a constant currency basis, 1999 year-to-date net sales would not have been materially different than reported.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended June 30, 1999 and pro forma net sales for the year-to-date period ended June 30, 1998:


--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                ------------------------------------------------------------------------------------
                                 COMMERCIAL       SPACE &                      GENERAL
(IN MILLIONS)                     AEROSPACE       DEFENSE     ELECTRONICS    INDUSTRIAL    RECREATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
FIRST HALF 1999
  Reinforcement products          $   25.1       $   11.0      $   84.5       $   42.4      $   6.0      $  169.0
  Composite materials                224.2           51.9           ---           36.0         21.3         333.4
  Engineered products                 97.5            6.7           ---            2.3          ---         106.5
--------------------------------------------------------------------------------------------------------------------
   Total                          $  346.8       $   69.6      $   84.5       $   80.7      $  27.3      $  608.9
                                       57%            11%           14%            13%           5%          100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST HALF 1998
  Reinforcement products          $   24.2       $   14.6      $   97.6       $   54.4      $  10.2      $  201.0
  Composite materials                241.7           44.3           ---           25.9         22.8         334.7
  Engineered products                 99.4            5.1           ---            1.8          ---         106.3
--------------------------------------------------------------------------------------------------------------------
   Total                          $  365.3       $   64.0      $   97.6       $   82.1      $  33.0      $  642.0
                                       57%            10%           15%            13%           5%          100%
--------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME: Operating income for the first six months of 1999 was $52.0 million, compared with $71.9 million for the same period in 1998. Excluding business acquisition and consolidation expenses of $4.2 million incurred in the first half of 1999, the aggregate decrease in operating income is the result of lower sales and gross margins, primarily in the commercial aerospace and electronics markets, and lower carbon fiber production and sales, as well as increases in SG&A and R&T expenses. SG&A expenses were $68.1 million, or 11.2% of sales, for the first half of 1999, compared to $54.4 million, or 10.3% of sales, for the same period in 1998. The increase in SG&A expenses was primarily attributable to the Acquired Clark-Schwebel Business, including $4.6 million of goodwill amortization, and costs associated with the implementation of the Company's Lean Enterprise and supply-chain initiatives. R&T expenses were $12.8 million, or 2.1% of sales, for the first half of 1999, compared to $11.1 million, or 2.1% of sales, for the comparable 1998 period.

     INTEREST EXPENSE: Interest expense for the first half of 1999 was $37.5 million, or 6.2% of net sales, compared to $13.7 million, or 2.6% of net sales, in the first half of 1998. The increase primarily reflects the additional financing required for the Acquired Clark-Schwebel Business.

     EQUITY IN EARNINGS OF AFFILIATED COMPANIES: As previously discussed, competitive conditions in the electronics market have impacted the performance of the Company's joint ventures, resulting in a nominal amount of equity in earnings of affiliated companies in the year-to-date period ended June 30, 1999.

     NET INCOME AND NET INCOME PER SHARE: Net income for the first half of 1999 was $9.5 million versus $37.0 million for the comparable 1998 period. Pro forma 1998 year-to-date net income, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998, was $38.3 million.


   -----------------------------------------------------------------------------------------------------
                                                                        YEAR-TO-DATE ENDED JUNE 30,
                                                                     -----------------------------------
                                                                                Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE AMOUNT)                              1999          1998        1998
   -----------------------------------------------------------------------------------------------------
   Diluted net income per share                                       $ 0.26       $  0.89     $ 0.86
   Adjusted diluted net income per share, excluding BA&C expenses     $ 0.33       $  0.89     $ 0.86
   Diluted net income per share, excluding goodwill amortization      $ 0.36       $  0.97     $ 0.88
   Diluted weighted average shares outstanding                          36.5          46.4       46.4
   -----------------------------------------------------------------------------------------------------

     The decrease in the number of diluted weighted average shares is primarily attributable to the exclusion of 8.1 million of potential common shares relating to the Convertible Subordinated Notes, due 2003, and the Convertible Subordinated Debentures, due 2011, which were antidilutive in the 1999 period. Refer to Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted net income per share.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

     Debt, net of cash, as of June 30, 1999 was $832.5 million compared to $857.5 million as of December 31, 1998. The Company generated free cash flow of $25.0 million during the six months ended June 30, 1999. The generation of free cash flow was used to repay the Company's debt and transaction costs associated with the senior subordinated notes offering (see below).

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility provides up to $671.5 million of borrowing capacity, of which, approximately $544 million of the facility expires in September 2004, with the balance expiring in 2005.

     In January 1999, simultaneously with the closing of the Company's $240.0 million offering of 9 3/4% senior subordinated notes offering, the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity from $910.0 million to $671.5 million, modify certain financial covenants and permit the offering. On August 13, 1999, the Company further amended its Senior Credit Facility, modifying certain financial covenants and the applicable interest rates payable, increasing the interest expense to the Company for borrowings under the facility by about 1/4%.

     On January 21, 1999, the Company issued $240.0 million of Senior Subordinated Notes due 2009 (the `Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9 3/4% per annum. Net proceeds of approximately $230.5 million from this offering were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs. On February 17, 1999, Hexcel redeemed $12.5 million of its increasing rate senior subordinated notes payable to its affiliate, Ciba Specialty Chemicals Inc. Such redemption was financed with borrowings under the Company's Senior Credit Facility.

     On June 18, 1999, the Company commenced its offer to exchange all of its outstanding Senior Subordinated Notes which were sold under Rule 144A of the Securities Act of 1933 for a like principal amount of new senior subordinated notes which were registered under the Securities Act of 1933. This exchange offer was completed on July 19, 1999 with all original Senior Subordinated Notes outstanding being exchanged for the new notes. The form and terms of the new notes are identical in all material respects to the original notes.

     The Company expects that its financial resources, including the Senior Credit Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Further discussion of the Company's financial resources is contained in Note 5 to the accompanying condensed consolidated financial statements.

CAPITAL EXPENDITURES

     Capital expenditures totaled $18.0 million for the first half of 1999 compared to $27.4 million for the first half of 1998 and $30.1 million for the first half of 1998 on a pro forma basis. The Company anticipates that its 1999 capital expenditures will approximate $40 to $45 million, compared to pro forma full year 1998 capital expenditures of approximately $70 million. The decrease reflects reduced spending due to changing market conditions, the expected benefits from the Company's Lean Enterprise program, and a commitment by Hexcel to reduce its debt.

OTHER CAPITAL COMMITMENTS

     Hexcel has total estimated financial commitments to its joint ventures in China and Malaysia of approximately $31 million. These commitments are expected to be made in increments through 2001, including an estimated $5 million in the second half of 1999. Investments in these joint ventures to date have been nominal.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

     FIRST HALF, 1999: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation and amortization, and equity in earnings of affiliated companies ("Adjusted EBITDA") was $87.6 million. Net cash provided by operating activities was $48.1 million, as $9.5 million of net income, $31.5 million of non-cash depreciation and amortization, and $11.5 million of working capital changes more than offset cash used by all other operating activities.

     Net cash used for investing activities was $18.0 million, reflecting the Company's capital expenditures for the first six months of 1999. Net cash used for financing activities was $31.3 million, primarily reflecting a net debt repayment of $22.5 million, and $9.5 million of debt issuance costs pertaining to the issuance of the Senior Subordinated Notes.

     FIRST HALF, 1998: Adjusted EBITDA was $91.8 million. Pro forma Adjusted EBITDA, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998, was $116.7 million. Net cash provided by operating activities was $22.8 million, as increased working capital of $38.2 million and restructuring payments of $3.1 million partially offset $37.0 million of net income and $27.1 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflected higher levels of accounts receivable and inventory due to higher sales volume, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payments made in 1998 for capital projects and employee incentive and benefit programs incurred during 1997.

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

     Reconciliations of net income to EBITDA and Adjusted EBITDA as well as the ratio of earnings to fixed charges, for the applicable periods, are as follows:


---------------------------------------------------------------------------------------------------------------------
                                                   QUARTER ENDED JUNE 30,            YEAR-TO-DATE ENDED JUNE 30,
                                             ------------------------------------------------------------------------
                                                          PRO FORMA                             PRO FORMA
(IN MILLIONS)                                    1999         1998        1998        1999         1998        1998
---------------------------------------------------------------------------------------------------------------------
Net income                                   $    4.3     $   20.1    $   20.0    $    9.5    $    38.3     $  37.0
Provision for income taxes                        2.2         10.3        11.4         5.0         19.7        21.2
Interest expense                                 18.4         16.1         6.7        37.5         32.5        13.7
Depreciation and amortization expense            15.8         14.8         9.9        31.5         29.9        19.9
Equity in earnings of affiliated companies       (0.1)        (2.1)        ---        (0.1)        (3.7)        ---
---------------------------------------------------------------------------------------------------------------------
EBITDA                                           40.6         59.2        48.0        83.4        116.7        91.8
Business acquisition and consolidation
   expenses                                       1.4          ---         ---         4.2          ---         ---
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                              $   42.0     $   59.2    $   48.0    $   87.6    $   116.7     $  91.8
---------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges               1.3x         5.4x        2.9x        1.4x         5.1x        2.8x
---------------------------------------------------------------------------------------------------------------------

     The decrease in the earnings to fixed charges ratios reflect the Company's lower operating income and higher interest costs. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense.

INVESTMENT IN CS-INTERGLAS AG

     The Company has a fixed-price option to increase the equity position in its CS-Interglas investment from 43.6% to 84%, which expires on December 31, 1999. In the Company's opinion, this fixed-price option is significantly higher than its current fair market value. As a result, the Company intends to allow the option to expire unexercised.

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company is evaluating its investment in CS-Interglas. A number of factors are leading to this evaluation, including, a decline in the investment's market value, changes in the business climate in which the investment operates in and the Company's decision to allow the option to expire unexercised. Once the Company's business plans have been developed, the Company will assess the applicable fair value of its investment in CS-Interglas.

BUSINESS ACQUISITION AND CONSOLIDATION ACTIVITIES

     Over the past few years, the Company has announced and undertaken two major business consolidation programs. In December 1998, Hexcel announced consolidation actions within its reinforcement fabrics and composite materials businesses. These actions included the integration of Hexcel's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single, global business unit. In 1996, Hexcel announced plans to integrate and consolidate its acquired composites and carbon fibers and prepreg businesses into Hexcel, including reorganizing the Company's manufacturing and research activities around strategic centers dedicated to select product technologies. The Company's consolidation activities with respect to these programs are expected to be substantially complete by the end of 1999.

     During the first half of 1999, the Company recorded $4.2 million of BA&C expenses, primarily reflecting the costs of closing its Cleveland, Georgia facility as well as the elimination of certain additional administrative positions relating to the consolidation of the composite materials business unit. Included in the 1999 BA&C expense, was a $1.8 million non-cash write-down of equipment that will be disposed of from the Cleveland facility. The Company expects to record an additional charge of approximately $1.2 million during the third quarter of 1999 relating to the relocation of certain equipment from the Cleveland facility to the Company's Anderson, South Carolina facility. In addition to the Cleveland, Georgia facility closure, the Company is continuing to conduct a global capacity review, as well as a review of its administrative activities. These reviews may result in the closing or right-sizing of additional facilities or further reductions in administrative personnel and, as a result, additional consolidation charges may be recognized in 1999.

     For the six months ended June 30, 1999, the Company disbursed $6.6 million for its BA&C activities, with such expenditures being financed with operating cash flows. These expenditures primarily related to severance payments and the disposal of the Company's Italian Operations. In June 1999, the Company sold its Italian Operations, which was originally part of the 1996 acquired composites business, for immaterial proceeds, resulting in a loss on disposal that approximated amounts accrued. The amounts accrued approximated the Italian operations' debt plus certain employee retirement costs, which the Company agreed to either maintain or pay out.

     As of June 30, 1999, the Company had accrued BA&C expenses of approximately $3.7 million, which is expected to be disbursed in the second half of 1999.

     Estimated savings from the Company's recent BA&C activities include approximately $10 million per year for those actions announced in December 1998 and approximately $5 million per year relating to the closure of the Company's Cleveland facility and the disposal of its Italian operations. The Company has already begun to realize those savings from the December 1998 actions.

     Further discussions of the Company's BA&C activities are contained in Note 6 to the accompanying condensed financial Statements

YEAR 2000 READINESS DISCLOSURE

     Hexcel, like most other companies, is continuing to address whether its information technology systems and non-information technology devices with embedded microprocessors (collectively "Business Systems and Devices") will recognize and process dates starting with the year 2000 and beyond (the "Year 2000"). The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing and distribution chains. Hexcel does not, however, manufacture or sell products that contain microprocessors or software.

     In early 1998, Hexcel established a central Year 2000 project office to coordinate and monitor progress towards achieving corporate-wide Year 2000 compliance. With certain exceptions, the Company is near completion of its repairing, replacing and testing phases for its Year 2000 issues that have been identified as "critical" to the Company's operations, and is proceeding, as targeted, to substantially complete its contingency plans by the third quarter of 1999. A discussion of the Company's critical Business Systems and Devices, suppliers and vendors as they pertain to the Company's Year 2000 issues, as of June 30, 1999, is detailed as follows:

BUSINESS SYSTEMS & DEVICES

     In order to address the Year 2000 issue as it relates to the Company's Business Systems and Devices, Hexcel developed, and is in the process of implementing, a six phase plan. The Company is also using external consulting services, where appropriate, as part of its efforts to address its Year 2000 issue. The components of this plan and their related status, as of June 30, 1999, are detailed below and apply to both the Company's Business Systems and its Devices:

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

(3) ASSESSING COMPLIANCE: This phase consisted of assessing Year 2000 compliance on the Company's Business Systems or Devices which have been identified as essential to the Company's business operations. In assessing compliance, the Company performed a variety of tasks including, obtaining Year 2000 compliance statements and information from the Company's vendors and service providers. This phase was completed in March 1999. However, the Company is dependent upon its suppliers and service providers to continue to inform Hexcel as to any updates or changes to the information supplied to Hexcel.

(4) REPAIRING OR REPLACING: This phase consists of repairing and replacing non-Year 2000 compliant Business Systems and Devices which are essential to Hexcel's operations. This phase is approximately 90% complete, which approximates the Company's original estimate of having this phase substantially completed by June 30, 1999. Remaining items to repair or replace primarily consist of wide area network upgrades, telecommunications, and quality assurance and time and attendance systems, for certain of the Company's facilities. These items are anticipated to be repaired or replaced in the second half of 1999.

(5) TESTING: This phase consists of testing the repair or replacement of those Business Systems and Devices, which are essential to the Company's business operations. Hexcel also intends to test the integration of the various Business Systems and Devices within the Company's manufacturing processes. This phase is approximately 85% complete, and is dependent upon the timing of completion of phase four.

(6) DEVELOPING CONTINGENCY PLANS: This phase consists of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. Hexcel is in the early stages of this phase. The Company has targeted September 30, 1999 as the date for substantial completion of its contingency plans, however, the Company believes that this phase will be on-going through to the year 2000.

SUPPLIERS & CUSTOMERS

     Hexcel is also gathering information from its significant suppliers and customers concerning their Year 2000 issues as a means of assessing risks and developing alternatives. The Company has sent out surveys to all of its significant suppliers and customers to determine what steps, if any, those companies are taking to remediate their respective Year 2000 issues. Hexcel is, however, dependent upon its suppliers and customers with respect to the completeness and accuracy of such responses.

     As of June 30, 1999, the Company has received responses from over 80% of its significant suppliers and 50% of its significant customers. The responses from the Hexcel's suppliers generally indicate that these parties are taking actions to ensure that their ability to supply products or services to the Company will not be impaired. To the extent that supplier responses to Year 2000 readiness are unsatisfactory, the Company will attempt to reduce risks of interruptions, with such options including changes in suppliers to those who have demonstrated Year 2000 readiness, and accumulation of inventory. The responses from the Hexcel's customers also generally indicate that these parties are taking actions to ensure their ability to purchase products from the Company will not be impaired. The Company will continue to monitor the status of all of its significant suppliers' and customers' Year 2000 readiness through to the year 2000, in order to determine whether additional or alternative measures are necessary.

     Total estimated costs to address Hexcel's Year 2000 issues, including preparing the Company's Business Systems and Devices to become Year 2000 compliant, is approximately $4.6 million, or $0.9 million less than the Company's original estimate of $5.5 million. The decrease in the total estimated costs is due to the development of less costly alternatives and the difficulties in the original estimation process. The total estimated costs includes approximately $2.5 million of capital expenditures to be used for the purchase of certain capital equipment to replace equipment which is currently not Year 2000 compliant. As of June 30, 1999, approximately $2.5 million has been incurred. The remaining estimated balance of $2.1 million represents costs to repair or replace those items identified in phase four as well as internal costs to manage the Company's central Year 2000 project office. The estimate does not include any costs associated with the implementation of the Company's contingency plans, which are in the process of being developed, however, the Company does not anticipate these costs to be material. Hexcel has not used any external resources to independently verify these cost estimates. Due to resource constraints caused by the Year 2000 issue, the Company is deferring other information technology projects. These deferrals, however, are not expected to have a material adverse effect on the Company's results of operations or financial condition.

     Hexcel is progressing with the development of its Year 2000 contingency plans. These plans are expected to be substantially completed by September 30, 1999. The Company is currently unable to assess the most reasonably likely worst case scenarios. However, if necessary remediation actions are not completed in a timely manner, or if Hexcel's suppliers and customers do not successfully address their Year 2000 issues, the Company estimates that a disruption in operations could occur. Such a disruption could result in, for example, delays in the receipt of raw materials and distribution of finished goods, or errors in customer orders. These consequences could have a material impact on the operations, liquidity and financial condition of Hexcel. The Company presently believes that by implementing its plans, including modifications to existing Business Systems and Devices and conversion to new or upgraded software and other systems, the Year 2000 issue will not pose significant operational problems for the Company.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 137 is not expected to have a material impact on Hexcel's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000. Hexcel will adopt this accounting standard as required by January 1, 2001.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS


     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements". Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) expectations regarding the growth in the production of military aircraft and launch vehicle programs; (c) estimates of the change in net sales in total and by market compared to pro forma 1998 net sales; (d) expectations regarding the impact of pricing pressures from Hexcel's customers; (e) expectations regarding the ability of Hexcel to pass along price reductions to its customers; (f) expectations regarding future sales based on current backlog; (g) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity and capital expenditures; (h) expectations regarding Hexcel's full year 1999 diluted net income per share;
(i) expectations regarding Hexcel's financial condition and liquidity, as well as future free cash flows and Adjusted EBITDA; (j) estimated additional business acquisition and consolidation expenses to be incurred in 1999; (k) expectations regarding the expenditures, benefits and savings of Hexcel's
Lean Enterprise, business consolidation and procurement programs, including the closure of the Company's Cleveland, GA facility; (l) expectations regarding full year 1999 capital expenditures and contributions to Hexcel's joint ventures in China and Malaysia; (m) expectations regarding the fair value of the CS-Interglas option and the investment in CS-Interglas; and;
(n) the impact of the Year 2000
issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of remediation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II, Item 7A, of Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There has been no material change to this information during the six months ended June 30, 1999.




                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 20, 1999 (the "Meeting") in Stamford, Connecticut. Stockholders holding 35,119,685 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matter was submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

(1) Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

        DIRECTOR                                    FOR            WITHHELD

        John M. D. Cheesmond                    34,944,501         175,184
        Marshall S. Geller                      34,944,501         175,184
        Harold E. Kinne                         34,944,501         175,184
        John J. Lee                             34,944,314         175,371
        John J. McGraw                          34,944,501         175,184
        Martin Riediker                         34,944,501         175,184
        Stanley Sherman                         34,944,501         175,184
        Martin L. Solomon                       34,944,501         175,184
        George S. Springer                      34,944,501         175,184
        Franklin S. Wimer                       34,944,501         175,184


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS:

          10.1 Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

          10.2 Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

          10.3 Second Amendment dated August 13, 1999 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.

          22.1 The Company's Proxy Statement dated April 12, 1999, containing the full text of the proposals referred to in
                    Item 4, which was previously filed electronically, is hereby incorporated by reference.

          27.       Financial Data Schedule.

(B)       REPORTS ON FORM 8-K:

          Current Report on Form 8-K dated June 25, 1999, relating to the commencement by the Company of its offer to exchange any and all of its outstanding 9 3/4% Senior Subordinated Notes due 2009 which were sold under Rule 144A.

          Current Report on Form 8-K dated July 6, 1999, relating to the Company's estimated second quarter earnings.

          Current Report on Form 8-K dated July 21, 1999, relating to the Company's second quarter 1999 financial results, and the completion of the Company's exchange offer for all of its outstanding 9 3/4% Senior Subordinated Notes due 2009.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

         HEXCEL CORPORATION
         (Registrant)


       August 16, 1999                       /s/ Wayne C. Pensky
----------------------------      -------------------------------------------
           (Date)                              Wayne C. Pensky,
                                  Vice President; Corporate Controller; and
                                           Chief Accounting Officer