Form 10-Q
period 1999-09-30
HEXCEL CORP /DE/
filed 1999-11-15
CIK 717605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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
       Registrant's telephone number, including area code: (203) 969-0666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of reorganization confirmed by a US Bankruptcy Court. Yes X   No
                                                         ----   ----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                     OUTSTANDING AT NOVEMBER 11, 1999
            -----                     --------------------------------
        COMMON STOCK                            36,522,104

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                             PAGE
PART I.              FINANCIAL INFORMATION

   ITEM 1.           Condensed Consolidated Financial Statements

                         -   Condensed Consolidated Balance Sheets --
                             September 30, 1999 and December 31, 1998                         2

                         -   Condensed Consolidated Statements of
                             Operations -- The Quarter and Year-to-Date Periods
                             Ended September 30, 1999 and 1998                                3

                         -   Condensed Consolidated Statements of
                             Cash Flows -- The Year-to-Date Periods
                             Ended September 30, 1999 and 1998                                4

                         -   Notes to Condensed Consolidated
                             Financial Statements                                             5

   ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                               14

   ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk              28


PART II.             OTHER INFORMATION

   ITEM 5.           Other Information                                                       29

   ITEM 6.           Exhibit and Reports on Form 8-K                                         29


SIGNATURE                                                                                    29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                         ------------------------------------
                                                                          SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                              1999                1998
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $     7,824         $     7,504
   Accounts receivable                                                          172,540             188,368
   Inventories                                                                  182,845             213,199
   Prepaid expenses and other assets                                              6,041              10,111
   Deferred tax asset                                                            24,311              19,844
------------------------------------------------------------------------------------------------------------
   Total current assets                                                         393,561             439,026

Property, plant and equipment                                                   618,716             628,533
Less accumulated depreciation                                                  (220,424)           (195,960)
-------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                             398,292             432,573
Goodwill and other purchased intangibles, net of accumulated
  amortization of $21,681 in 1999 and $11,742 in 1998                           414,893             425,405
Investment in affiliated companies and other assets                             105,027             107,157
------------------------------------------------------------------------------------------------------------

Total assets                                                                $ 1,311,773         $ 1,404,161
============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations         $    35,667         $    26,867
  Accounts payable                                                               76,463              81,869
  Accrued liabilities                                                           105,377             110,708
-------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                     217,507             219,444

Long-term notes payable and capital lease obligations                           752,511             802,376
Indebtedness to a related party                                                  23,989              35,675
Other non-current liabilities                                                    43,473              44,267
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                             1,037,480           1,101,762
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, no par value, 20,000 shares authorized,
  no shares issued or outstanding in 1999 and 1998                                    -                   -
Common stock, $0.01 par value, 100,000 shares authorized, shares
  issued and outstanding of 37,345 in 1999 and 37,176 in 1998                       373                 372
Additional paid-in capital                                                      273,258             271,469
Retained earnings                                                                14,306              34,898
Accumulated other comprehensive income (loss)                                    (2,991)              6,313
-------------------------------------------------------------------------------------------------------------
                                                                                284,946             313,052
Less - treasury stock, at cost, 847 shares in 1999 and 1998                     (10,653)            (10,653)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      274,293             302,399
-------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                  $ 1,311,773         $ 1,404,161
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                              UNAUDITED
                                                 ---------------------------------------------------------------------
                                                   QUARTER ENDED SEPTEMBER 30,       YEAR-TO-DATE ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT  PER SHARE DATA)                    1999            1998                   1999            1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                           $  274,055       $ 255,303            $   882,879     $  785,581
Cost of sales                                          222,582         193,456                694,376        586,417
----------------------------------------------------------------------------------------------------------------------
  Gross margin                                          51,473          61,847                188,503        199,164

Selling, general and administrative expenses            29,325          27,733                 97,400         82,092
Research and technology expenses                         5,798           5,840                 18,545         16,906
Business acquisition and consolidation expenses         13,643             711                 17,821            711
----------------------------------------------------------------------------------------------------------------------
  Operating income                                       2,707          27,563                 54,737         99,455
Interest expense                                        18,448           9,456                 55,975         23,167
----------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                    (15,741)         18,107                 (1,238)        76,288
Recovery of (provision for) income taxes                 5,541          (6,609)                   441        (27,742)
Equity in income and write-down of an
  investment in affiliated companies                   (19,876)              -                (19,791)             -
----------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                 $  (30,076)      $  11,498            $   (20,588)    $   48,546
======================================================================================================================

Net income (loss) per share:
  Basic                                             $    (0.82)      $    0.31            $     (0.56)    $     1.32
  Diluted                                                (0.82)           0.29                  (0.56)          1.15

Weighted average shares:
  Basic                                                 36,493          36,671                 36,438         36,800
  Diluted                                               36,493          45,424                 36,438         46,134
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 UNAUDITED
                                                                                 --------------------------------------
                                                                                    YEAR-TO-DATE ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                                               1999               1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                   $   (20,588)       $    48,546
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                                          47,081             30,932
    Deferred income taxes                                                                 (10,751)             7,475
    Accrued business acquisition and consolidation expenses                                17,821                711
    Business acquisition and consolidation payments                                        (7,877)            (6,929)
    Equity in income and write-down of an investment in affiliated companies               19,791                  -
    Working capital changes and other                                                      43,658            (30,010)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                89,135             50,725
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    (26,705)           (41,703)
  Cash paid for the Acquired Clark-Schwebel Business, net of $5,049 of acquired cash            -           (453,027)
  Investments in affiliated companies                                                      (2,000)            (1,250)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                                   (28,705)          (495,980)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of the credit facilities, net                                    (273,397)           452,607
  Proceeds from long-term debt and capital lease obligations, net                         223,563                554
  Debt issuance costs                                                                     (10,734)           (10,264)
  Purchase of treasury stock                                                                    -            (10,653)
  Activity under stock plans                                                                1,280              2,065
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                                        (59,288)           434,309
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 (822)             5,783
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          320             (5,163)
Cash and cash equivalents at beginning of year                                              7,504              9,033
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $     7,824        $     3,870
=======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 1999, and the results of operations for the quarter and year-to-date periods ended September 30, 1999 and 1998, and the cash flows for the year-to-date periods ended September 30, 1999 and 1998. The condensed consolidated balance sheet of the Company as of December 31, 1998 was derived from the audited 1998 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and notes have been reclassified to conform to the 1999 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

     As part of this acquisition, Hexcel also acquired C-S's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CSI") headquartered in Germany, together with a fixed-price option to increase this equity interest to 84.0%. The fixed-price option expires on December 31, 1999 and the exercise price is significantly higher than its fair market value. Hexcel's acquisition of the CSI equity interest and related option was completed on December 23, 1998;
- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn has its own joint venture with AlliedSignal Inc. in Taiwan; and
- a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") headquartered in the United States.

CSI and Asahi-Schwebel are fiberglass fabric producers serving primarily European and Asian markets, respectively. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The unconsolidated net sales in 1998 for these joint ventures were in excess of $300,000.

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

PRO FORMA FINANCIAL INFORMATION

     The pro forma net sales, net income and diluted net income per share of Hexcel for the year-to-date period ended September 30, 1998, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it had occurred on January 1, 1998, were:

--------------------------------------------------------------------------------
                                                                        9/30/98
--------------------------------------------------------------------------------
Pro forma net sales                                               $     931,309
Pro forma net income                                                     47,600
Pro forma diluted net income per share                                     1.13
--------------------------------------------------------------------------------


NOTE 3 -- BUSINESS ACQUISITION AND CONSOLIDATION PROGRAMS

     Total accrued business acquisition and consolidation ("BA&C") expenses at December 31, 1998 and September 30, 1999, and related activity during the nine months ended September 30, 1999 for each of Hexcel's BA&C programs, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                             SEPTEMBER       DECEMBER
                                                                1999            1998          1996
                                                              PROGRAM         PROGRAM       PROGRAM         TOTAL
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                           $          -    $     5,002    $    3,200     $    8,202
BA&C expenses                                                   13,510          4,311             -         17,821
Cash expenditures                                                    -         (5,306)       (2,571)        (7,877)
Non-cash usage, including asset write-downs                    (10,993)        (2,342)           55        (13,280)
Reclassification of foreign government grant payable
    to accrued liabilities                                           -              -          (684)          (684)
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 1999                          $      2,517    $     1,665    $        -     $    4,182
====================================================================================================================

SEPTEMBER 1999 PROGRAM

     On September 27, 1999, the Company announced a new business consolidation program, entailing a further rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this BA&C program include consolidating the production of certain product lines, including moving equipment and requalifying the respective product lines, vacating certain leased facilities, and consolidating the

Company's composite materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. The consolidation program impacts all of the Company's business segments and is anticipated to be completed by early 2002.

     Total expenses for this program are expected to approximate $30,000, of which $12,000 will be non-cash write-downs of existing equipment. The write-downs are to reduce the applicable equipment to their estimated net realizable value. Total cash expenditures for this program are expected to approximate $24,000, which includes $6,000 of capital expenditures. As of September 30, 1999, the Company has recorded $13,510 of BA&C expenses, including $10,993 of non-cash write-downs on equipment, for this program.

     Accrued BA&C expenses as of September 30, 1999, and related activity for this program since the date of announcement, were as follows:

------------------------------------------------------------------------------------------------
                                                     EMPLOYEE        FACILITY &
                                                   SEVERANCE &       EQUIPMENT
SEPTEMBER 1999 PROGRAM                              RELOCATION       RELOCATION         TOTAL
------------------------------------------------------------------------------------------------
BA&C expenses                                       $    1,828     $    11,682     $    13,510
Non-cash usage, including asset write-downs                  -         (10,993)        (10,993)
------------------------------------------------------------------------------------------------

BALANCE AS OF SEPTEMBER 30, 1999                    $    1,828     $       689     $     2,517
================================================================================================

     As of September 30, 1999, accrued expenses for the September 1999 program primarily reflected accrued severance and costs for early termination of certain leases.

DECEMBER 1998 PROGRAM

     In December 1998, the Company announced consolidation actions within its reinforcement fabrics and composite materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of its U.S., European and Pacific Rim composite materials businesses into a single, global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

     On March 16, 1999, the Company expanded its actions relating to the integration of the Acquired Clark-Schwebel Business with the announcement of the closure of its Cleveland, Georgia facility, which, at that time, employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market and, the majority of its production equipment has been relocated to the Company's Anderson, South Carolina facility. The closure of this facility, which was completed on September 3, 1999, was the result of current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Acquired Clark-Schwebel Business.

     During the first nine months of 1999, the Company recorded $4,311 of BA&C expenses for this program, primarily reflecting $2,342 of non-cash write-downs of equipment that will be disposed of, costs associated with the closing and relocation of certain equipment from the Company's Cleveland, Georgia facility, and employee severance costs for additional administrative positions relating to the consolidation of the composite materials business segment.

     Accrued BA&C expenses at December 31, 1998 and September 30, 1999, and activity during the nine months ended September 30, 1999 for this program, were as follows:

------------------------------------------------------------------------------------------------
                                                     EMPLOYEE        FACILITY &
                                                   SEVERANCE &       EQUIPMENT
DECEMBER 1998 PROGRAM                               RELOCATION       RELOCATION         TOTAL
------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                     $    3,020      $    1,982      $    5,002
BA&C expenses                                            2,131           2,180           4,311
Cash expenditures                                       (3,637)         (1,669)         (5,306)
Non-cash usage, including asset write-downs                  -          (2,342)         (2,342)
------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 1999                    $    1,514      $      151      $    1,665
================================================================================================

     As of December 31, 1998, accrued BA&C expenses for this program primarily consisted of severance for employees terminated in December 1998, costs for early lease terminations, and equipment relocation costs incurred, but not yet paid. As of September 30, 1999, the remaining accrued expenses for this program primarily reflected severance costs for employees in the Company's Cleveland facility as well as for those administrative employees terminated in the second quarter of 1999. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount. The December 1998 program is expected to be substantially completed by the end of 1999.

1996 PROGRAM

     In May 1996, the Company announced a BA&C program primarily related to the integration of the acquired composites businesses from Ciba-Geigy Limited and Ciba-Geigy Corporation (the "Acquired Ciba Business"). This program was later revised in December 1996, to include the acquired carbon fibers and prepreg business from Hercules Incorporated as well as other consolidation activities identified during the on-going integration of the Acquired Ciba Business. The program was substantially completed in the second quarter of 1999, with the disposal of the Company's operations in Brindisi, Italy (the "Brindisi Operations").

     As of December 31, 1998, accrued BA&C expenses for this program related to the Brindisi Operations' employee retirement costs, and a foreign government grant received by the Company that is required to be repaid over a period of five years due to lower employee levels as a result of the consolidation program. Cash expenditures for the nine months ended September 30, 1999, primarily represented the employee retirement costs that were disbursed in connection with the disposal of the Brindisi Operations. As of September 30, 1999, the program's remaining accrued expenses of $684, consisting of the foreign government payable, was transferred to accrued liabilities.


NOTE 4 -- WRITE-DOWN ON AN INVESTMENT IN AN AFFILIATED COMPANY

     In the third quarter of 1999, the Company wrote down its investment in CSI, an affiliated company, by $20,000, to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price option to increase its equity investment in CSI from 43.6% to 84.0%, to expire unexcersied, and an assessment that an other than temporary decline in the investment occurred due to the deterioration in the financial condition of the investment. The amount of write-down was determined based on available market information and appropriate valuation methodologies. As of September 30, 1999, the carrying value of Hexcel's investment in CSI was approximately $7,700.

     The write-down has been included in "equity in income and write-down of an investment in affiliated companies" in the accompanying condensed consolidated statement of operations and is included in the Company's reinforcement products business segment. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize a tax benefit.


NOTE 5 -- INVENTORIES

--------------------------------------------------------------------------------
                                                   9/30/99            12/31/98
--------------------------------------------------------------------------------
Raw materials                                 $     73,168        $     90,881
Work in progress                                    70,858              77,769
Finished goods                                      38,819              44,549
--------------------------------------------------------------------------------
Total inventories                             $    182,845        $    213,199
================================================================================


NOTE 6 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY

-------------------------------------------------------------------------------------------------------
                                                                          9/30/99            12/31/98
-------------------------------------------------------------------------------------------------------
Senior credit facility                                                $   345,684        $    618,214
European credit and overdraft facilities                                   12,053              16,330
Senior subordinated notes, due 2009                                       240,000                   -
Convertible subordinated notes, due 2003                                  114,435             114,435
Convertible subordinated debentures, due 2011                              25,625              25,625
Various notes payable                                                         408                 547
-------------------------------------------------------------------------------------------------------
Total notes payable                                                       738,205             775,151
Capital lease obligations                                                  49,973              54,092
Senior subordinated note payable to a related party,
  net of unamortized discount of $983 and $1,801 as of
  September 30, 1999 and December 31, 1998, respectively                   23,989              35,675
-------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                     $   812,167        $    864,918
=======================================================================================================

Notes payable and current maturities of long-term liabilities         $    35,667        $     26,867
Long-term notes payable and capital lease obligations,
  less current maturities                                                 752,511             802,376
Indebtedness to a related party                                            23,989              35,675
-------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                     $   812,167        $    864,918
=======================================================================================================

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and
(c) provide for ongoing working capital and other financing requirements of the Company. In January 1999, simultaneously with the closing of the Company's $240,000 senior subordinated notes offering (see below), the Company amended the Senior Credit Facility to, among other things, reduce the available borrowing capacity from $910,000 to $671,500, modify certain financial covenants and permit the offering. The term loans within the Senior Credit Facility are repayable in annual installments ranging from $17,200 to $36,600, from 2000 through 2003, $99,700 in 2004 and $98,400 in 2005. The revolver portion of the Senior Credit Facility is repayable in 2004.

     Prior to August 13, 1999, interest on outstanding borrowings under the Senior Credit Facility was computed at an annual rate ranging from approximately 0.75% to 2.25% in excess of the applicable London interbank rate, or at the option of Hexcel, at 0 to 1.25% in excess of the base rate of the administrative agent for the lenders. On August 13, 1999, the Company further amended its Senior Credit Facility, modifying certain financial covenants and the applicable interest rates payable, increasing the upper limit of these interest ranges to 2.75% and 1.75%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee ranging from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock.

SENIOR SUBORDINATED NOTES, DUE 2009

     On January 21, 1999, the Company issued $240,000 of senior subordinated notes, due 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9.75% per annum. Net proceeds of approximately $230,500 from this offering were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

SENIOR SUBORDINATED NOTE PAYABLE TO A RELATED PARTY

     The senior subordinated note payable to a related party, is payable to Ciba Specialty Chemicals Inc., and is a general unsecured obligation of Hexcel (the "Ciba Note"). Ciba Specialty Chemicals Inc. and its affiliate, Ciba Specialty Chemicals Corporation, collectively hold approximately 49.4% of the Company's common stock. Prior to February 28, 1999, the Ciba Note bore interest at a rate of 7.5% per annum. On February 28, 1999, the interest rate on the Ciba Note increased to 10.5% per annum, and will continue to increase by an additional 0.5% per year thereafter until it matures in 2003. On February 17, 1999, the Company redeemed $12,500 of the Ciba Note, with such repayment financed with borrowings under the Company's Senior Credit Facility.


NOTE 7 -- NET INCOME (LOSS) PER SHARE

---------------------------------------------------------------------------------------------------------------------
                                                     QUARTER ENDED SEPTEMBER 30,    YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                           1999             1998                1999            1998
---------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share:
Net income (loss)                                    $  (30,076)      $   11,498         $   (20,588)     $   48,546
Weighted average common shares outstanding               36,493           36,671              36,438          36,800
Basic net income (loss) per share                    $    (0.82)      $     0.31         $     (0.56)     $     1.32
---------------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share:
Net income (loss)                                    $  (30,076)      $   11,498         $   (20,588)     $   48,546
Effect of dilutive securities -
   Convertible subordinated notes, due 2003                   -            1,282                   -           3,845
   Convertible subordinated debentures, due 2011              -              287                   -             861
---------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                           $  (30,076)      $   13,067         $   (20,588)     $   53,252
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                     QUARTER ENDED SEPTEMBER 30,    YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                           1999             1998                1999            1998
---------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding               36,493           36,671              36,438          36,800
Effect of dilutive securities -
   Stock options                                              -              681                   -           1,262
   Convertible subordinated notes, due 2003                   -            7,238                   -           7,238
   Convertible subordinated debentures, due 2011              -              834                   -             834
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding                                            36,493           45,424              36,438          46,134
Diluted net income (loss) per share                  $    (0.82)      $     0.29         $     (0.56)     $     1.15
---------------------------------------------------------------------------------------------------------------------

     The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and stock options were excluded from the 1999 computations of diluted net loss per share, as they were antidilutive. For the quarter ended September 30, 1998, approximately 3,300 or 65% of the Company's outstanding stock options were excluded in the calculation of diluted net income per share. Substantially all of the Company's outstanding stock options were included in the calculation of diluted net income per share for the nine months ended September 30, 1998.


NOTE 8 -- COMPREHENSIVE INCOME (LOSS)

 ------------------------------------------------------------------------------------------------------
                                       Quarter Ended September 30,   Year-to-Date Ended September 30,
                                             1999             1998               1999            1998
 ------------------------------------------------------------------------------------------------------
 Net income (loss)                    $   (30,076)      $   11,498        $   (20,588)      $  48,546
 Currency translation adjustment            3,494            8,080             (9,304)          7,764
 ------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)    $   (26,582)      $   19,578        $   (29,892)      $  56,310
 ======================================================================================================


NOTE 9 -- SEGMENT INFORMATION

     Hexcel  evaluates  the  performance  of its  operating  segments  based  on adjusted income before business acquisition and consolidation expenses, interest, taxes and equity in income and write-down of an investment in affiliated companies ("Adjusted EBIT"). Intersegment sales are generally accounted for based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments.

     Financial information on the Company's operating segments for the quarter and year-to-date periods ended September 30, 1999 and 1998, including pro forma financial information, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if it occurred on January 1, 1998, are as follows:

------------------------------------------------------------------------------------------------------------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   81,315       $   132,547        $   60,193       $   274,055
Intersegment sales                                  24,907             2,093                 -            27,000
------------------------------------------------------------------------------------------------------------------
Total sales                                        106,222           134,640            60,193           301,055

Adjusted EBIT                                        6,264            12,619             5,851            24,734
Depreciation and amortization                        8,847             4,989               996            14,832
BA&C expenses                                        3,544             8,211             1,327            13,082
Write-down of an investment in an
 affiliated company                                 20,000                 -                 -            20,000
Capital expenditures                                 3,028             4,257             1,504             8,789
------------------------------------------------------------------------------------------------------------------

                                       11

------------------------------------------------------------------------------------------------------------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
------------------------------------------------------------------------------------------------------------------
PRO FORMA QUARTER ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   82,297       $   157,269        $   49,801       $   289,367
Intersegment sales                                  30,515             3,099                 -            33,614
------------------------------------------------------------------------------------------------------------------
Total sales                                        112,812           160,368            49,801           322,981

Adjusted EBIT                                       15,813            18,729             3,581            38,123
Depreciation and amortization                        8,561             4,435               892            13,888
Capital expenditures                                 4,184             8,011             1,710            13,905
------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $   48,233       $   157,269        $   49,801       $   255,303
Intersegment sales                                  30,515             3,099                 -            33,614
------------------------------------------------------------------------------------------------------------------
Total sales                                         78,748           160,368            49,801           288,917

Adjusted EBIT                                       13,213            18,729             3,581            35,523
Depreciation and amortization                        4,927             4,435               892            10,254
Capital expenditures                                 3,366             8,011             1,710            13,087
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $  250,302       $   465,989        $  166,588       $     882,879
Intersegment sales                                  91,607             6,703                 -              98,310
--------------------------------------------------------------------------------------------------------------------
Total sales                                        341,909           472,692           166,588             981,189

Adjusted EBIT                                       27,778            58,774            12,111              98,663
Depreciation and amortization                       26,606            15,053             3,037              44,696
BA&C expenses                                        6,313             8,304             1,527              16,144
Write-down of an investment in an
 affiliated company                                 20,000                 -                 -              20,000
Capital expenditures                                10,411            11,557             4,601              26,569
--------------------------------------------------------------------------------------------------------------------
PRO FORMA YEAR-TO-DATE ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $  283,170       $   492,024        $  156,115       $     931,309
Intersegment sales                                 100,712             9,264                50             110,026
--------------------------------------------------------------------------------------------------------------------
Total sales                                        383,882           501,288           156,165           1,041,335

Adjusted EBIT                                       60,205            67,953            11,953             140,111
Depreciation and amortization                       26,793            12,991             2,602              42,386
Capital expenditures                                14,769            23,308             4,618              42,695
--------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $  137,442       $   492,024        $  156,115       $     785,581
Intersegment sales                                 100,712             9,264                50             110,026
--------------------------------------------------------------------------------------------------------------------
Total sales                                        238,154           501,288           156,165             895,607

Adjusted EBIT                                       42,731            67,953            11,953             122,637
Depreciation and amortization                       13,027            12,991             2,602              28,620
Capital expenditures                                11,228            23,308             4,618              39,154
--------------------------------------------------------------------------------------------------------------------

                                       12

     Reconciliations of the total Adjusted EBIT reported for the operating segments to consolidated income before income taxes, are as follows:

---------------------------------------------------------------------------------------------------------------------
                                       QUARTER ENDED SEPTEMBER 30,             YEAR-TO-DATE ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------------------------
                                                   Pro Forma                                   Pro Forma
                                        1999          1998         1998           1999           1998          1998
--------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT for
  reportable segments             $   24,734    $   38,123   $   35,523     $   98,663    $   140,111   $   122,637
Less:
   BA&C expenses                      13,643           711          711         17,821            711           711
Corporate, other expenses and
   eliminations                        8,384         7,249        7,249         26,105         22,471        22,471
Interest expense                      18,448        16,644        9,456         55,975         49,134        23,167
--------------------------------------------------------------------------------------------------------------------
Consolidated income (loss)
  before income taxes             $  (15,741)   $   13,519   $   18,107     $   (1,238)   $    67,795   $    76,288
====================================================================================================================



NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

 -------------------------------------------------------------------------------
                                                YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                           1999            1998
 -------------------------------------------------------------------------------
 Cash paid for:
   Interest                                      $       51,522   $      21,911
   Income taxes, net                             $        7,684   $      19,679
 -------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

   -------------------------------------------------------------------------------------------
                                                           QUARTER ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                                       Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                      1999       1998 (a)        1998
   -------------------------------------------------------------------------------------------
   Net sales                                            $   274.1     $   289.3    $   255.3
   Gross margin %                                            18.8%         23.9%        24.2%
   Adjusted operating income % (b)                            6.0%         10.7%        11.1%
   Adjusted EBITDA (c)                                  $    32.0     $    45.6    $    39.4
   Business acquisition and consolidation expenses      $    13.6     $     0.7    $     0.7
   Net income (loss)                                    $   (30.1)    $     9.3    $    11.5
   Adjusted net income (loss) (d)                       $    (1.3)    $     9.7    $    12.8
   -------------------------------------------------------------------------------------------

   Diluted net income (loss) per share                  $   (0.82)    $    0.24    $    0.29
   Adjusted diluted net income (loss) per share (d)     $   (0.04)    $    0.25    $    0.32
   -------------------------------------------------------------------------------------------

(a) Pro forma results give effect to the September 1998 acquisition of Clark-Schwebel as if the transaction had occurred at the beginning of 1998.
(b)  Excludes business acquisition and consolidation ("BA&C") expenses.
(c) Excludes BA&C expenses, interest, taxes, depreciation, amortization, and equity in income and write-down of an investment in affiliated companies.
(d) Excludes BA&C expenses and other acquisition related costs, net of applicable tax benefits, and a write-down of an investment in an affiliated company.

     Net loss for the third quarter of 1999 was $30.1 million, or $0.82 per diluted share, compared with net income of $11.5 million, or $0.29 per diluted share, for the third quarter of 1998. Excluding business acquisition and consolidation ("BA&C") expenses of $13.6 million and a $20.0 million non-cash charge to write-down a joint venture investment, net loss per diluted share for the third quarter of 1999 was $0.04. This compares to net income of $0.32 per diluted share for the same period in 1998, excluding BA&C expenses of $0.7 million and other acquisition related costs. For the quarter ended September 30, 1999, Hexcel generated free cash flow (change in debt net of cash) of $28.2 million. The outstanding balance of the Company's debt has now been reduced by $52.8 million since the beginning of the year.

     During the third quarter of 1999, demand in a number of the markets Hexcel serves was lower than anticipated. The Company's sales and gross margins for the third quarter reflect lower production and sales of carbon fiber products, reduced sales volume to the commercial aerospace market as a result of the supply chain impacts of The Boeing Company's ("Boeing") planned reduction in aircraft deliveries in 2000, inventory adjustments by the Company's aerospace customers to improve working capital and manufacturing cycle times, and lower prices in the global electronics market because of intensified competition from Asia. These market conditions were partially offset by growth in the sales of lightweight electronic fabrics and certain general industrial market applications, as well as various cost savings initiatives.

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

     As part of this acquisition, Hexcel also acquired Clark-Schwebel, Inc.'s equity ownership interests in three joint ventures, CS-Interglas AG ("CSI") headquartered in Germany, Asahi-Schwebel Co., Ltd., headquartered in Japan, and Clark-Schwebel Tech-Fab Company, headquartered in the United States. CSI and Asahi-Schwebel Co., Ltd. are fiberglass fabric producers serving the European and Asian markets, respectively. Clark-Schwebel Tech Fab Company manufactures non-woven materials for roofing, construction and other specialty applications. The unconsolidated revenues in 1998 for these joint ventures were in excess of $300 million.

     Hexcel acquired the net assets of the acquired business, other than certain excluded assets and liabilities, in exchange for approximately $472.8 million in cash. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, Inc., pursuant to a long-term lease with purchase options.

     Further discussions of the acquisition and its related financing are contained in Notes 2 and 6 to the accompanying condensed consolidated financial statements.


RESULTS OF OPERATIONS

     NET SALES: Net sales for the third quarter of 1999 were $274.1 million, compared with $255.3 million for the third quarter of 1998 and $289.3 million for the third quarter of 1998 on a pro forma basis, after giving effect to the acquisition of the Acquired Clark-Schwebel Business as if the transaction had occurred at the beginning of 1998. The decrease in sales compared to 1998 pro forma results primarily reflects reduced third party sales and lower internal usage of the Company's carbon fiber products, declining Boeing build rates and inventory adjustments by certain aerospace customers. The decrease was partially offset by growth in the sales of lightweight electronic fabrics and certain general industrial market applications. On a constant currency basis, third quarter 1999 net sales would not have been materially different than reported.

     The following table summarizes net sales to third-party customers by product group and market segment for the quarter ended September 30, 1999 and pro forma net sales for the quarter ended September 30, 1998:

--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                               -------------------------------------------------------------------------------------
                                 COMMERCIAL       SPACE &                      GENERAL
(IN MILLIONS)                     AEROSPACE       DEFENSE     ELECTRONICS    INDUSTRIAL    RECREATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999
  Reinforcement products          $   12.3       $    4.2      $   40.6       $   23.2      $   1.0      $   81.3
  Composite materials                 79.5           26.1             -           16.5         10.5         132.6
  Engineered products                 54.7            3.5             -            2.0            -          60.2
--------------------------------------------------------------------------------------------------------------------
   Total                          $  146.5       $   33.8      $   40.6       $   41.7      $  11.5      $  274.1
                                       54%            12%           15%            15%           4%          100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA THIRD QUARTER 1998
  Reinforcement products          $   11.2       $    7.0      $   36.5       $   23.1      $   4.4      $   82.2
  Composite materials                113.7           22.5             -           12.6          8.5         157.3
  Engineered products                 45.9            2.6             -            1.3            -          49.8
--------------------------------------------------------------------------------------------------------------------
   Total                          $  170.8       $   32.1      $   36.5       $   37.0      $  12.9      $  289.3
                                       59%            11%           13%            13%           4%          100%
--------------------------------------------------------------------------------------------------------------------

                                       15

     Commercial aerospace net sales decreased 14% to $146.5 million for the third quarter of 1999, from $170.8 million on a pro forma basis for the third quarter of 1998. The supply chain impacts of Boeing's anticipated reduction in aircraft deliveries in 2000 accounted for approximately 60% of the decline in commercial aerospace sales in the quarter. The balance of the decline is attributable to inventory adjustments by aerospace customers in the U.S., Europe, and certain export markets, in connection with their efforts to improve working capital and reduce manufacturing cycle times, and to price reductions for certain commercial aerospace products made at the start of the year in response to market conditions.

     Approximately 44% of Hexcel's pro forma full year 1998 net sales were to Boeing, Airbus Industrie ("Airbus") and related subcontractors. Based on published projections, combined deliveries for Boeing and Airbus were 577 and 788 in 1997 and 1998, respectively, and are expected to peak at 920 in 1999, before declining to approximately 800 in 2000. The Company sells material for every model of commercial aircraft sold by Boeing and Airbus, with sales per aircraft ranging from $0.1 million to over $1.0 million. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer, with the average being approximately six months. As the Company supplies its products ahead of the delivery of a commercial aircraft, it started to see the impact of future reduced Boeing production rates on the procurement of the Company's products in the second quarter of 1999, and expects that it will continue to see this impact for the remainder of 1999.

     During 1998, the Company's commercial aerospace customers started emphasizing the need for material yield improvement as well as cost and inventory reductions throughout the industry's supply chain. In response to these pressures, the Company reduced the price of certain products in 1999. Further, the Company is aware that during the fourth quarter of 1999, one customer will have substituted one of Hexcel's premium priced product for a lower priced product, which will also be provided by Hexcel. Although these changes impact the Company's profit margins, they have been mitigated, in part, by the Company's various cost reduction and efficiency improvement programs.

     Space and defense net sales for the third quarter of 1999 were $33.8 million, which approximates pro forma third quarter 1998 net sales of $32.1 million. The Company is currently qualified to supply materials to several new U.S. and European military aircraft programs, which are expected to enter full-scale production starting in late 2000 and 2001.

     The Company believes that, in response to a significant shortage of carbon fiber supply in 1997, a number of the Company's customers, particularly those in the space and defense market, purchased and/or ordered more carbon fiber than they needed during 1997 and 1998. Now that carbon fiber supplies are more certain, customers have reduced their inventories and have purchased less carbon fiber in 1999. Further, significant increases in the installed capacity of the carbon fiber industry during the past year have made it difficult for the Company to sell its own excess carbon fiber capacity, resulting in an operating utilization rate for the Company's carbon fiber facilities that is currently less than 60%. While the Company is seeking to find opportunities to sell its short-term excess capacity in other markets, the increase in worldwide carbon fiber capacity limits the prices at which such surplus capacity can be sold. The Company anticipates that demand for its carbon fiber products will grow as new military aircraft programs move into full-scale production and the Company develops new applications for its products.

     Electronics net sales grew 11% to $40.6 million for the third quarter of 1999, from $36.5 million on a pro forma basis for the third quarter of 1998. Despite prices remaining depressed during the third quarter of 1999, the increase was due to greater demand for lightweight fabrics used in the construction of multi-layer printed circuit boards. The Company continues to believe that the electronics market offers growth potential, and anticipates that demand for lightweight glass fabrics will continue to grow, fueled by consumer demand for personal electronic devices.

     General industrial net sales increased 13% to $41.7 million for the third quarter of 1999, from $37.0 million on a pro forma basis for the third quarter of 1998, reflecting the growing use of Hexcel materials in applications such as wind energy and automobiles. Recreation net sales for the third quarter of 1999 of $11.5 million were comparable to pro forma third quarter 1998 net sales of $12.9 million.

     BACKLOG: The backlog of commercial aerospace and space and defense orders scheduled for delivery in the next 12 months was as follows:

     ---------------------------------------------------------------------------
                                                     UNAUDITED
                                  ----------------------------------------------
                                     COMMERCIAL      SPACE AND
     (IN MILLIONS)                   AEROSPACE        DEFENSE           TOTAL
     ---------------------------------------------------------------------------
     AS OF SEPTEMBER, 1999
       Reinforcement products         $    2.8        $   3.1        $     5.9
       Composite materials               128.8           23.2            152.0
       Engineered products               124.7            6.9            131.6
     ---------------------------------------------------------------------------
         Total                        $  256.3        $  33.2        $   289.5
     ---------------------------------------------------------------------------
     AS OF DECEMBER 31, 1998
       Reinforcement products         $    5.9        $   6.5        $    12.4
       Composite materials               226.9           40.1            267.0
       Engineered products               165.1            7.6            172.7
     ---------------------------------------------------------------------------
         Total                        $  397.9        $  54.2        $   452.1
     ---------------------------------------------------------------------------
     AS OF SEPTEMBER 30, 1998
       Reinforcement products         $    7.8        $   5.4        $    13.2
       Composite materials               175.0           39.9            214.9
       Engineered products               145.3           11.5            156.8
     ---------------------------------------------------------------------------
         Total                        $  328.1        $  56.8        $   384.9
     ---------------------------------------------------------------------------

     The decrease in the Company's commercial aerospace backlog is attributable to aircraft build rates, which are expected to peak in 1999, as well as the continuing trend towards shorter lead times and better supply-chain management by the industry overall. Because the Company supplies its products ahead of the delivery of a commercial aircraft, it has started to experience the impact of the lower anticipated deliveries of Boeing aircraft in 2000. Backlog for the Company's other markets is not a material trend indicator and, accordingly, such amounts are not presented.

     GROSS MARGIN: Gross margin for the third quarter of 1999 was $51.5 million, or 18.8% of net sales, compared with $61.8 million, or 24.2% of net sales, for the third quarter of 1998 and $69.3 million, or 23.9% of net sales, for the third quarter of 1998 on a pro forma basis. The impact of reduced sales volumes, price reductions, and unabsorbed costs were only partially offset by the Company's cost reduction programs:

-        The  reduced  volume  of  carbon  fiber  sales  and  reductions  in the
         Company's inventory of carbon fiber products, have resulted in unabsorbed costs in this high fixed cost product line, decreasing gross margin in the third quarter of 1999 by approximately $10 million compared to the pro forma third quarter of 1998.
- Lower prices in electronics (net of raw material cost reductions) and commercial aerospace markets account for approximately $6 million of the reduction in gross margin. The margin benefit from the growth in electronics sales volumes fully offset the impact of lower electronics pricing, resulting in dollar margins being at the same level as the pro forma third quarter of 1998.

- Reduced sales volumes from commercial aerospace build rate and inventory reductions, together with all other changes, account for a further $8 million decline in gross margin.
- These decrements in gross margin were partially offset by realized cost reductions from the Company's previously announced business consolidation initiatives and other actions of approximately $6 million in the quarter. Such cost savings are anticipated to grow in subsequent quarters as the Company's cost reduction initiatives are completed.

     OPERATING INCOME: Operating income for the third quarter of 1999 was $2.7 million, compared with $27.6 million for the same period in 1998. Excluding BA&C expenses of $13.6 million and $0.7 million incurred in the third quarter of 1999 and 1998, respectively, operating income for the third quarter of 1999 was $16.3 million, or 6.0% of net sales, compared with $28.3 million in the third quarter of 1998, or 11.1% of net sales. The aggregate decrease in operating income, excluding BA&C expenses, reflects the decrease in sales and gross margins, and increased selling, general and administrative ("SG&A") expenses over the third quarter 1998. SG&A expenses were $29.3 million, or 10.7% of net sales for the third quarter of 1999, compared with $27.7 million, or 10.9% of net sales for the third quarter of 1998. The aggregate dollar increase in SG&A was primarily attributable to $2.3 million of additional goodwill amortization that arose from the acquisition of the Acquired Clark-Schwebel Business. R&T expenses for the third quarter of 1999 and 1998, were $5.8 million.

     INTEREST EXPENSE: Interest expense was $18.4 million in the third quarter of 1999, compared to $9.5 million in the third quarter of 1998. The increase primarily reflects the additional financing required for the Acquired Clark-Schwebel Business.

     EQUITY IN INCOME AND  WRITE-DOWN OF AN INVESTMENT IN AFFILIATED  COMPANIES:
As part of the Acquired Clark-Schwebel Business, the Company acquired interests in three joint ventures. Competitive conditions in the electronics market continued to impact the performance of two of these joint ventures during the third quarter of 1999. As a result, the Company recognized a nominal amount of equity in earnings of affiliated companies in the third quarter of 1999.

     In the third quarter of 1999, the Company wrote down its investment in CSI, an affiliated company, by $20.0 million, to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price option to increase its investment in CSI from 43.6% to 84.0%, to expire unexercised and an assessment that an other than temporary decline in the investment occurred due to the deterioration in the financial condition of the investment. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize the tax benefit. Further discussions of the write-down are contained in
Note 4 to the accompanying condensed consolidated financial statements.


     NET INCOME (LOSS) AND DILUTED NET INCOME (LOSS) PER SHARE:
   -----------------------------------------------------------------------------------------------------------------
                                                                                          UNAUDITED
                                                                           -----------------------------------------
                                                                             FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                           -----------------------------------------
                                                                                           Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                          1999          1998          1998
   -----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                        $   (30.1)       $  9.3       $  11.5
   Diluted net income (loss) per share                                      $   (0.82)       $ 0.24       $  0.29
   Adjusted diluted net income (loss) per share, excluding BA&C expenses,  other acquisition costs and a write-down on an
     investment in an affiliated company                                    $   (0.04)       $ 0.25       $  0.32
   Diluted net income (loss) per share, excluding goodwill amortization     $   (0.77)       $ 0.29       $  0.30
   Diluted weighted average shares outstanding                                   36.5          45.4          45.4
   -----------------------------------------------------------------------------------------------------------------

     The decrease in the number of weighted average shares is attributable to the exclusion of 8.1 million potential common shares relating to the convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, which were antidilutive in the 1999 period. Refer to Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted net income (loss) per share.


YEAR-TO-DATE RESULTS
   ----------------------------------------------------------------------------------------
                                                       YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                   ----------------------------------------
                                                                     Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                   1999          1998         1998
   ----------------------------------------------------------------------------------------
   Net sales                                         $   883.0     $   931.3    $   785.6
   Gross margin %                                         21.4%         25.0%        25.4%
   Adjusted operating income %                             8.2%         12.6%        12.8%
   Adjusted EBITDA                                   $   119.6     $   162.4    $   131.1
   Business acquisition & consolidation expenses     $    17.8     $     0.7    $     0.7
   Net income (loss)                                 $   (20.6)    $    47.6    $    48.5
   Adjusted net income                               $    10.9     $    48.0    $    49.8
   ----------------------------------------------------------------------------------------

   Diluted net income (loss) per share               $   (0.56)    $    1.13    $    1.15
   Adjusted diluted net income per share             $    0.30     $    1.14    $    1.18
   ----------------------------------------------------------------------------------------

     NET SALES AND GROSS MARGIN: Net sales for the first nine months of 1999 were $883.0 million, compared with $785.6 million for the comparable period of 1998 and $931.3 million for the same period on a pro forma basis. Gross margin for the first nine months of 1999 was $188.6 million, or 21.4% of net sales, versus gross margin of $199.2 million, or 25.4% of net sales, for the same period in 1998 and $233.2 million, or 25.0% of net sales, for the first nine months of 1998 on a pro forma basis. The decrease in net sales and gross margin compared to pro forma 1998 results primarily reflect the factors previously discussed. On a constant currency basis, 1999 year-to-date net sales would not have been materially different than reported.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date period ended September 30, 1999 and pro forma net sales for the year-to-date period ended September 30, 1998:

--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                               -------------------------------------------------------------------------------------
                                 COMMERCIAL       SPACE &                      GENERAL
(IN MILLIONS)                     AEROSPACE       DEFENSE     ELECTRONICS    INDUSTRIAL    RECREATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
FIRST NINE MONTHS 1999
  Reinforcement products          $   37.4      $    15.2      $   125.1      $    65.6     $   7.0      $  250.3
  Composite materials                303.7           78.0              -           52.5        31.8         466.0
  Engineered products                152.2           10.2              -            4.3           -         166.7
--------------------------------------------------------------------------------------------------------------------
   Total                          $  493.3      $   103.4      $   125.1      $   122.4     $  38.8      $  883.0
                                       56%            12%            14%            14%          4%          100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST NINE MONTHS 1998
  Reinforcement products          $   35.4      $    21.6      $   134.1      $    77.5     $  14.6      $  283.2
  Composite materials                355.4           66.8              -           38.5        31.3         492.0
  Engineered products                145.3            7.7              -            3.1           -         156.1
--------------------------------------------------------------------------------------------------------------------
   Total                          $  536.1      $    96.1      $   134.1      $   119.1     $  45.9      $  931.3
                                       58%            10%            14%            13%          5%          100%
--------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME: Operating income for the first nine months of 1999 was $54.7 million, compared with $99.5 million for the same period in 1998. Excluding BA&C expenses of $17.8 million and $0.7 million incurred in the first nine months of 1999 and 1998, respectively, the aggregate decrease in operating income is the result of lower carbon fiber production and sales, lower sales and gross margins in the commercial aerospace and electronics markets, and increases in SG&A and R&T expenses. SG&A expenses were $97.4 million, or 11.0% of sales, for the first nine months of 1999, compared to $82.1 million, or 10.4% of sales, for the same period in 1998. The increase in SG&A expenses was primarily attributable to the Acquired Clark-Schwebel Business, including $6.8 million of goodwill amortization, and costs associated with the implementation of the Company's Lean Enterprise and supply-chain initiatives. R&T expenses were $18.5 million, or 2.1% of sales, for the first nine months of 1999, compared to $16.9 million, or 2.2% of sales, for the comparable 1998 period.

     INTEREST EXPENSE: Interest expense for the first nine months of 1999 was $56.0 million, compared to $23.2 million in the first nine months of 1998. The increase primarily reflects the additional financing required for the Acquired Clark-Schwebel Business.

     EQUITY IN INCOME AND  WRITE-DOWN OF AN INVESTMENT IN AFFILIATED  COMPANIES:
As previously discussed, competitive conditions in the electronics market have impacted the performance of the Company's joint ventures, resulting in a nominal amount of equity in earnings of affiliated companies in the year-to-date period ended September 30, 1999. The Company also recorded a non-cash $20.0 million charge, with no associated tax benefit, in the third quarter of 1999 to write-down its investment in CSI to fair market value. Further discussions of the write-down are contained in Note 4 to the accompanying condensed consolidated financial statements.


     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:
   -----------------------------------------------------------------------------------------------------------------
                                                                                            UNAUDITED
                                                                              --------------------------------------
                                                                                YEAR-TO-DATE ENDED SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                              Pro Forma
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                             1999          1998       1998
   -----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                              $(20.6)      $  47.6     $ 48.5
   Diluted net income per share                                                   $(0.56)      $  1.13     $ 1.15
   Adjusted diluted net income per share, excluding BA&C expenses                 $ 0.30       $  1.14     $ 1.18
   Diluted net income per share, excluding goodwill amortization                  $(0.42)      $  1.19     $ 1.15
   Diluted weighted average shares outstanding                                      36.4          46.1       46.1
   -----------------------------------------------------------------------------------------------------------------

     The decrease in the number of diluted weighted average shares is attributable to the exclusion of 8.1 million potential common shares relating to the convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, which were antidilutive in the 1999 period. Refer to Note 7 to the accompanying condensed consolidated financial statements for the calculation and the number of shares used for diluted net income (loss) per share.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

     Debt, net of cash, as of September 30, 1999 was $804.3 million compared to $857.5 million as of December 31, 1998. The Company generated free cash flow of $28.2 million during the quarter ended September 30, 1999. Since the beginning of the year, the Company has reduced its debt by $52.8 million.

     In connection with the acquisition of the Acquired Clark-Schwebel Business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Acquired Clark-Schwebel Business; (b) refinance the Company's existing revolving credit facility; and
(c) provide for ongoing working capital and other financing requirements of the Company. The term loans within the Senior Credit Facility are repayable in annual installments ranging from $17.2 million to $36.6 million, from 2000 through 2003, $99.7 million in 2004 and $98.4 million in 2005. The revolver portion of the Senior Credit Facility is repayable in 2004.

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

     The Senior Credit Facility contains a number of customary financial covenants, including specified maximum ratios of indebtedness and senior indebtedness to Adjusted EBITDA, and specified minimum ratios of Adjusted EBITDA to interest expense and fixed charges, all as defined in the credit agreement.
Although the Company is in compliance with all of these financial covenants, continuation of the current trend in Adjusted EBITDA, or increases in future indebtedness, interest expense or fixed charges, would result in non-compliance with one or more of such financial covenants. If the current trend in Adjusted EBITDA continues, Hexcel will need to secure an amendment or waiver of the financial covenants under the Senior Credit Facility early in 2000.

     On January 21, 1999, the Company issued $240.0 million of senior subordinated notes, due 2009 (the `Senior Subordinated Notes") under Rule 144A of the Securities Act of 1933. The Senior Subordinated Notes are general unsecured obligations of Hexcel that bear interest at a rate of 9 3/4% per annum. Net proceeds of approximately $230.5 million from this offeriNg were used to repay amounts owed under the Senior Credit Facility. The Senior Subordinated Notes are redeemable beginning in January of 2004, in whole or in part, at the option of Hexcel. The redemption prices range from 104.9% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs. On June 18, 1999, the Company commenced its offer to exchange all of its outstanding Senior Subordinated Notes for a like principal amount of new senior subordinated notes which were registered under the Securities Act of 1933. This exchange offer was completed on July 19, 1999 with all original Senior Subordinated Notes outstanding being exchanged for the new notes. The form and terms of the new notes are identical in all material respects to the original notes.

     On February 17, 1999, Hexcel redeemed $12.5 million of its increasing rate senior subordinated notes payable to its affiliate, Ciba Specialty Chemicals Inc. Such redemption was financed with borrowings under the Company's Senior Credit Facility.


     The Company  expects that its  financial  resources,  including  the Senior
Credit Facility, will be sufficient to fund the Company's worldwide operations for the foreseeable future. Further discussion of the Company's financial resources is contained in Note 6 to the accompanying condensed consolidated financial statements.

CAPITAL EXPENDITURES

     Capital expenditures totaled $26.7 million for the first nine months of 1999 compared to $41.7 million for the first nine months of 1998 and $45.2 million for the first nine months of 1998 on a pro forma basis. The Company anticipates that its 1999 capital expenditures will approximate $40 million, compared to pro forma full year 1998 capital expenditures of approximately $70
million.   The  decrease
reflects reduced spending due to changing market conditions, the expected benefits from the Company's Lean Enterprise program, and a commitment by Hexcel to reduce its debt.

OTHER CAPITAL COMMITMENTS

     Hexcel has total estimated financial commitments to its joint ventures in China and Malaysia of approximately $30 million. These commitments, which comprise of a combination of equity investments, loans and loan guarantees, are expected to be fulfilled in increments through 2001. The Company made a total of $2.0 million in equity investments in these joint ventures in the first nine months of 1999, and expects to invest an additional $2.9 million in the fourth quarter of 1999.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

     FIRST NINE MONTHS, 1999: Earnings before business acquisition and consolidation expenses, other income, interest, taxes, depreciation, amortization, and equity in income and write-down of an investment in affiliated companies ("Adjusted EBITDA") for the first nine months of 1999 was $119.6 million. Net cash provided by operating activities was $89.1 million, as $47.1 million of non-cash depreciation and amortization, $19.8 million of equity in income and write-down of an investment in affiliated companies, $43.7 million of working capital changes and $17.8 million of BA&C expenses more than offset $20.6 million of net loss, and cash used by all other operating activities. The decrease in working capital reflects lower levels of receivables and inventory due to lower sales volume as well as the benefits from the Company's Lean Enterprise program.

     Net cash used for investing activities was $28.7 million, reflecting the Company's capital expenditures and investments in affiliated companies for the first nine months of 1999. Net cash used for financing activities was $59.3 million, reflecting a net debt reduction and $10.8 million of debt issuance costs primarily pertaining to the issuance of the Senior Subordinated Notes.

     FIRST NINE MONTHS, 1998: Adjusted EBITDA and pro forma Adjusted EBITDA for the first nine months of 1998 was $131.1 million and $162.4 million, respectively. Net cash provided by operating activities was $50.7 million, as increased working capital of $30.0 million and BA&C payments of $6.9 million partially offset $48.5 million of net income and $38.4 million of non-cash depreciation and amortization and deferred income taxes. The increase in working capital reflects higher levels of accounts receivable and inventory due to higher sales volume, as well as reductions in accrued liabilities from peak year-end levels, primarily due to the payment of obligations in 1998 for capital projects and employee incentive and benefit programs incurred during 1997.

     Net cash used for investing activities was $496.0 million, primarily reflecting the net cash paid for the Acquired Clark-Schwebel Business, net of cash acquired, of $453.0 million and capital expenditures of $41.7 million. Net cash provided by financing activities was $434.3 million, primarily reflecting $452.6 million of funds borrowed under the new Senior Credit Facility less $10.3 million of cash used for debt issuance costs and $10.7 million of acquired treasury stock.

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

     Reconciliations of net income (loss) to EBITDA and Adjusted EBITDA as well as the ratio of earnings to fixed charges, for the applicable periods, are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                           UNAUDITED
---------------------------------------------------------------------------------------------------------------------
                                                 QUARTER ENDED SEPTEMBER 30,       YEAR-TO-DATE ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------------
                                                          PRO FORMA                             PRO FORMA
(IN MILLIONS)                                    1999         1998        1998        1999         1998        1998
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $  (30.1)    $    9.3    $   11.5    $  (20.6)   $    47.6   $    48.5
Provision for (recovery of) income taxes         (5.4)         4.9         6.6        (0.4)        24.7        27.8
Interest expense                                 18.4         16.6         9.5        55.9         49.1        23.2
Depreciation and amortization expense            15.6         14.8        11.1        47.1         44.7        30.9
Equity in income and write-down of an
   investment in affiliated companies            19.9         (0.7)          -        19.8         (4.4)          -
---------------------------------------------------------------------------------------------------------------------
EBITDA                                           18.4         44.9        38.7       101.8        161.7       130.4
 BA&C expenses                                   13.6          0.7         0.7        17.8          0.7         0.7
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                              $   32.0     $   45.6    $   39.4    $  119.6    $   162.4   $   131.1
---------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges                N/A         1.8x        2.8x        0.6x         2.4x        4.1x
---------------------------------------------------------------------------------------------------------------------

     The decrease in the earnings to fixed charges ratios, reflect the Company's lower operating income, higher interest costs and BA&C expenses. The ratio of earnings to fixed charges is equal to net income (loss), excluding income taxes and interest expense, divided by interest expense. Interest expense includes approximately one-third of the Company's rental expense. For the quarter ended September 30, 1999, the deficiency of earnings to fixed charges was $16.8 million.


BUSINESS ACQUISITION AND CONSOLIDATION PROGRAMS

     Total accrued BA&C expenses at December 31, 1998 and September 30, 1999, and related activity during the nine months ended September 30, 1999 for each of Hexcel's BA&C programs, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER       DECEMBER
                                                             1999            1998           1996
                                                            PROGRAM         PROGRAM       PROGRAM         TOTAL
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                           $          -    $     5,002    $    3,200     $    8,202
BA&C expenses                                                   13,510          4,311             -         17,821
Cash expenditures                                                    -         (5,306)       (2,571)        (7,877)
Non-cash usage, including asset write-downs                    (10,993)        (2,342)           55        (13,280)
Reclassification of foreign government grant payable
    to accrued liabilities                                           -              -          (684)          (684)
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 1999                          $      2,517    $     1,665    $        -     $    4,182
--------------------------------------------------------------------------------------------------------------------

SEPTEMBER 1999 PROGRAM

     On September 27, 1999, the Company announced a new business consolidation program, entailing a further rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this BA&C program include consolidating the production of certain product lines, including relocating equipment and requalifying the respective product lines, vacating certain leased facilities, and consolidating the Company's composite materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. The consolidation program impacts all of the Company's business segments and is anticipated to be completed by early 2002, with annualized operating cost savings of more than $24 million.

     Total expenses for this program are expected to approximate $30 million, of which $12 million will be non-cash write-downs of existing equipment. The write-downs are to reduce the applicable equipment to their estimated net realizable value. Total cash expenditures for this program are expected to approximate $24 million, which includes $6 million of capital expenditures. As of September 30, 1999, the Company has recorded $13.5 million of BA&C expenses, including $11.0 million of non-cash write-downs on equipment, for this program.


     The business consolidation program consists of a number of initiatives, the most significant of which are:

   REINFORCEMENT PRODUCTS - The consolidation of the production of U.S. glass and aramid fabrics used in industrial and recreational applications into the Anderson, SC facility. Going forward, the Seguin, TX facility will focus on being the U.S. center of excellence for aerospace and carbon fabrics.

   COMPOSITE MATERIALS - The Livermore, CA facility will be the center of excellence for prepregs manufactured by the solvent impregnation process. Production of certain solvent impregnation products at the Lancaster, OH facility will be transferred to Livermore, and Lancaster will focus on the production of prepreg substrates used in Hexcel's manufacture of honeycomb materials and parts.

     The Salt Lake City, UT facility will be the center of excellence for prepregs manufactured by the hot-melt impregnation process. Production of hot-melt impregnation products at the Livermore facility will be transferred to Salt Lake City.

     US marketing, research and technology, and administrative functions will be consolidated into one location.

   ENGINEERED PRODUCTS  - The  production  of  engineered   structures  and  OEM
     aircraft interiors will be consolidated into the Kent, WA facilities, and the Bellingham, WA facility will focus on the design and manufacture of retrofit components for the aircraft interior aftermarket.


    A projected financial summary of the September 1999 BA&C program is as follows:

    ----------------------------------------------------------------------------------------------
    (IN MILLIONS)                           1999        2000        2001        2002       TOTAL
    ----------------------------------------------------------------------------------------------
    Estimated Cash Costs
     Cash expenses                         $   3       $  12       $   2       $   1       $  18
     Capital expenditures                      -           4           1           1           6
    ----------------------------------------------------------------------------------------------
       Total                               $   3       $  16       $   3       $   2       $  24
    ----------------------------------------------------------------------------------------------

    Estimated Expenses
     Cash expenses (including accruals)    $   5       $  11       $   1       $   1       $  18
     Non-cash write downs                     11           1           -           -          12
    ----------------------------------------------------------------------------------------------
       Total                               $  16       $  12       $   1       $   1       $  30
    ----------------------------------------------------------------------------------------------

    Estimated Cash Savings                 $   1       $  12       $  23       $  24       $  60
    ----------------------------------------------------------------------------------------------

DECEMBER 1998 PROGRAM

     In December 1998, the Company announced consolidation actions within its reinforcement fabrics and composite materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the Acquired Clark-Schwebel Business, and the combination of its U.S., European and Pacific Rim composite materials businesses into a single, global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions. Estimated annual cash savings from these business consolidation activities, which the Company has already begun to realize, are approximately $10 million.

     On March 16, 1999, the Company expanded its actions relating to the integration of the Acquired Clark-Schwebel Business with the announcement of the closure of its Cleveland, GA facility, which, at that time, employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market and, the majority of its production equipment has been relocated to the Company's Anderson, SC facility. The closure of this facility, which was completed on September 3, 1999, was the result of current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Acquired Clark-Schwebel Business. The closure of this facility is anticipated to generate $3.5 million in annualized savings beginning in the fourth quarter of 1999.

     During the first nine months of 1999, the Company recorded $4.3 million of BA&C expenses for this program, primarily reflecting costs associated with the closing and relocation of equipment from the Company's Cleveland, GA facility, $2.3 million of non-cash write-downs of equipment that will be disposed of, and employee severance costs for additional administrative positions relating to the consolidation of the composite materials business segment.

1996 PROGRAM

     In May 1996, the Company announced a BA&C program primarily related to the integration of the acquired composites businesses from Ciba-Geigy Limited and Ciba-Geigy Corporation (the "Acquired Ciba Business"). This program was later revised in December 1996, to include the acquired carbon fibers and prepreg business from Hercules Incorporated as well as other consolidation activities identified during the on-going integration of the Acquired Ciba Business. The program was substantially completed in the second quarter of 1999, with the disposal of the Company's operations in Brindisi, Italy.

     Further discussions on the Company's BA&C programs are contained in Note 4 to the accompanying condensed consolidated financial statements


YEAR 2000 READINESS DISCLOSURE

     Hexcel, like most other companies, has addressed whether its information technology systems and non-information technology devices with embedded microprocessors (collectively "Business Systems and Devices") will recognize and process dates starting with the year 2000 and beyond (the "Year 2000"). The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing and distribution chains. Hexcel does not, however, manufacture or sell products that contain microprocessors or software.

     In early 1998, Hexcel established a central Year 2000 project office to coordinate and monitor progress towards achieving corporate-wide Year 2000 compliance. With certain exceptions associated with site-specific items not having broad impact to business operations, the Company has substantially completed its Year 2000 plan. A discussion of the Company's critical Business Systems and Devices, suppliers and vendors as they pertain to the Company's Year 2000 issues, as of October 31, 1999, are detailed as follows:

BUSINESS SYSTEMS & DEVICES

     In order to address the Year 2000 issue as it relates to the Company's Business Systems and Devices, Hexcel developed a six-phase plan. The Company also used external consulting services, where appropriate, as part of its efforts to address its Year 2000 issue. The components of this plan and their related completion date, as of October 31, 1999, are detailed below:

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

(4) REPAIRING OR REPLACING: This phase consists of repairing and replacing non-Year 2000 compliant Business Systems and Devices which are essential to Hexcel's operations. With certain exceptions, this phase was substantially completed in October 1999. Remaining items to repair or replace primarily consist of site-specific devices, which do not have broad enterprise implications. Also, four of the Company's locations are still pending wide area network upgrades. All of these items are anticipated to be repaired or replaced, and tested in the last two months of 1999.

(5) TESTING: This phase consisted of testing the repair or replacement of those Business Systems and Devices, which are essential to the Company's business operations. This phase also included the testing of the integration of the various Business Systems and Devices within the Company's manufacturing processes. This phase was substantially completed in October 1999, except for those items discussed in phase four, which will be completed in the last two months of 1999.

(6) DEVELOPING CONTINGENCY PLANS: This phase consisted of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. This phase was substantially completed in October 1999, however, the Company believes that this phase will be on-going through to the year 2000.

SUPPLIERS & CUSTOMERS

     Hexcel has also gathered information from its significant suppliers and customers concerning their Year 2000 issues as a means of assessing risks and developing alternatives. The Company has sent out surveys to all of its significant suppliers and customers to determine what steps, if any, those companies are taking to remediate their respective Year 2000 issues. Hexcel is, however, dependent upon its suppliers and customers with respect to the completeness and accuracy of such responses.

     As of October 31, 1999, the Company has received responses from substantially all of its significant suppliers and customers. The responses from Hexcel's suppliers generally indicated that these parties are taking actions to ensure that their ability to supply products or services to the Company will not be impaired. In order to reduce the risk of interruptions, the Company is in the process of changing a few suppliers to those who have demonstrated Year 2000 readiness. The Company is also evaluating accumulating certain inventories for a limited number of items. The responses from Hexcel's customers also generally indicate that these parties are taking actions to ensure their ability to purchase products from the Company will not be impaired. The Company will continue to monitor the status of its significant suppliers' and customers' Year 2000 readiness through the end of 1999, in order to determine whether additional or alternative measures are necessary.

     Total  estimated  costs to address  Hexcel's  Year 2000  issues,  including preparing  the  Company's  Business  Systems  and  Devices  to become  Year 2000 compliant, is approximately $4.6 million, or $0.9 million less than the Company's original estimate of $5.5 million. The decrease in the total estimated costs is due to the development of less costly alternatives and uncertainties in the original estimation process. The total estimated costs includes approximately $2.5 million of capital expenditures to be used for the purchase of certain capital equipment to replace equipment which is currently not Year 2000 compliant. As of October 31, 1999, approximately $3.5 million of the total estimated costs, including the replacement of capital equipment, have been incurred. The remaining estimated balance of $1.1 million represents costs to replace and test those items identified in phase four, internal costs to manage the Company's central Year 2000 project office, and amounts reserved for contingencies, which may be spent in the first quarter of 2000. Due to resource constraints caused by the Year 2000 issue, the Company deferred other information technology projects. These deferrals, however, did not have a material adverse effect on the Company's results of operations or financial condition.

     The Company presently believes that its Business Systems and Devices, including those items still remaining to be repaired or replaced, and tested, will not pose significant operational problems for the Company with respect to the Year 2000 issue. However, if Hexcel's suppliers and customers do not successfully address their Year 2000 issues, a disruption in operations could occur. Such a disruption could result in, for example, delays in the receipt of raw materials and distribution of finished goods, or errors in customer orders. These consequences could have a material impact on the operations, liquidity and financial condition of Hexcel.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements". Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) expectations regarding the growth in military aircraft programs; (c) estimates of the change in net sales in total and by market compared to pro forma 1998 net sales; (d) expectations regarding sales growth in the electronics market; (e) expectations regarding future sales based on current backlog; (f) expectations regarding sales growth, sales mix, gross margins, and capital expenditures; (g) expectations regarding Hexcel's business consolidation programs, including estimated savings, cash costs, expenses, personnel reductions, program timing and reduction in occupied floor space; (h) expectations regarding Hexcel's financial condition and liquidity, including Adjusted EBITDA, future indebtedness, interest expense or fixed charges; (i) expectations regarding the benefits of Hexcel's Lean Enterprise and procurement programs;

(j) expectations regarding capital contributions to Hexcel's joint ventures in China and Malaysia, and; (k) the impact of the Year 2000 issue, and the estimated costs associated with becoming Year 2000 compliant.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; the assimilation of the Company's business consolidation programs without undue disruption to manufacturing, marketing and distribution functions, including the cooperation of customers in connection with requalifying products; the ability to meet financial projections and financial covenants, or secure an amendment or waiver of the financial covenants; and the ability of Hexcel to accurately estimate the cost of systems preparation and successfully implement required actions for Year 2000 compliance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II, Item 7A, of Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There has been no material change to this information during the nine months ended September 30, 1999.

                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

     Effective as of November 11, 1999, Mr. Robert S. Evans and Mr. Lewis Rubin were elected to the Board of Directors of Hexcel Corporation to fill the vacancies caused by the death of Mr. Franklin S. Wimer and the resignation of Mr. George S. Springer. Mr. Rubin was also elected to serve as a member of the Audit Committee of the Board of Directors.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(A)      EXHIBIT:

         27.   Financial Data Schedule.


(B)      REPORTS ON FORM 8-K:

         Current Report on Form 8-K dated September 30, 1999, relating to the Company's announcement of a new business consolidation plan and the Company's estimated third quarter earnings.

         Current Report on Form 8-K dated October 21, 1999, relating to the Company's third quarter 1999 financial results.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


         HEXCEL CORPORATION
         (Registrant)



       November 15, 1999                          /s/ Kirk G. Forbeck
--------------------------------       -----------------------------------------
             (Date)                                 Kirk G. Forbeck,
                                               Chief Accounting Officer