Form 10-K
HEXCEL CORP /DE/
filed 2000-03-27
CIK 717605

ACCESSION NUMBER:                   0001047469-99-012335
CONFORMED SUBMISSION TYPE:          10-K
PUBLIC DOCUMENT COUNT:              16
CONFORMED PERIOD OF REPORT:         19981231
FILED AS OF DATE:                   19990327

FILER:

     COMPANY DATA:
         COMPANY CONFORMED NAME:                HEXCEL CORP /DE/
         CENTRAL INDEX KEY:                     0000717605
         STANDARD INDUSTRIAL CLASSIFICATION:    METAL FORGING & STAMPINGS [3460]
         IRS NUMBER:                            941109521
         STATE OF INCORPORATION:                DE
         FISCAL YEAR END:                       1231

FILING VALUES:
         FORM TYPE:                             10-K
         SEC ACT:                               SEC
         FILE NUMBER:                           001-08472
         FILM NUMBER:                           99578068

BUSINESS ADDRESS:
         STREET 1:                              281 TRESSER BOULEVARD
         STREET 2:                              C/O TWO STAMFORD PLZ
         CITY:                                  STAMFORD
         STATE:                                 CT
         ZIP:                                   06901
         BUSINESS PHONE:                        2039690666

MAIL ADDRESS:
         STREET 1:                              5794 W LAS POSITAS BLVD
         CITY:                                  PLEASANTON
         STATE:                                 CA
         ZIP:                                   945888781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
--------------------------------------------------------------------------------
                                        x
--------------------------------------------------------------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       or
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
            Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                        For the transition period from to
                          Commission File Number 1-8472
                               Hexcel Corporation
             (Exact name of registrant as specified in its charter)
                               Delaware 94-1109521
          (State of Incorporation) (I.R.S. Employer Identification No.)

                              281 Tresser Boulevard
                           Stamford, Connecticut 06901
              (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (203) 969-0666
                    Securities registered pursuant to Section
                                12(b) of the Act:

Title of each class                Name of each exchange on which registered
----------------------        -------------------------------------------------
   COMMON STOCK                              NEW YORK STOCK EXCHANGE
                                             PACIFIC STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                   7% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011
                    9 3/4% SENIOR SUBORDINATED NOTES DUE 2009

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value as of March 23, 2000 of voting stock held by nonaffiliates of the registrant: $95,092,581

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a U.S. Bankruptcy Court. Yes X No

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                    Outstanding as of March 23, 2000
--------------------     ----------------------------------
COMMON STOCK                       36,607,842

                      Documents Incorporated by Reference:
Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) -- Part III.

================================================================================

                                     PART I


ITEM 1.  Business.

General Development of Business

     Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation, together with its subsidiaries (herein referred to as "Hexcel" or the "Company"), is a leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in the commercial aerospace, space and defense, electronics, and industrial markets. The Company's products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed circuit boards ("PCBs"), computers, cellular telephones, televisions, high-speed trains and ferries, cars, trucks, windmill blades, reinforcements for bridges and other structures, window blinds, skis and snowboards, golf clubs, fishing poles, tennis rackets and bicycles.

     The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Europe, Asia, Australia and South America. The Company is also a member of six joint ventures, four of which manufacture and market reinforcement products and composite materials in Europe, Asia and the United States, and two of which will manufacture composite structures and interiors in Asia.

     In December, the Company announced a review of strategic alternatives for its Engineered Products business, including a possible sale. The review is part of the Company's on-going efforts to optimize Hexcel's business portfolio as the world's leading advanced structural materials company.


Recent Acquisition History

     Hexcel acquired the industrial fabrics business of Clark-Schwebel, Inc. and its subsidiaries ("Clark-Schwebel") on September 15, 1998. The business acquired from Clark-Schwebel is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make PCBs for electronic equipment such as computers, cellular telephones, televisions and automobiles. This business also produces high-performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials.

     The acquisition of the Clark-Schwebel business was an important strategic transaction for Hexcel. The acquisition established Hexcel as a leading global materials supplier to the electronics and telecommunications industries, which the Company believes have attractive long-term growth potential. Furthermore, the acquisition added to Hexcel's revenue base and has further diversified the Company's business beyond the historically cyclical commercial aerospace market.

     On September 30, 1997, the Company acquired from Fiberite, Inc. ("Fiberite") its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other composite materials technologies. The Fiberite acquisition expanded Hexcel's existing role as a supplier of carbon fiber, prepreg and honeycomb to launch vehicle and space satellite programs and expanded the Company's offering of prepregs for commercial and military aerospace applications.

     Further discussion of the Company's business acquisitions is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 1 and 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Business Segments and Overview

     Hexcel is a vertically integrated manufacturer of products within a single industry: Advanced Structural Materials. Hexcel's advanced structural materials business is organized around three strategic business segments: reinforcement products, composite materials and engineered products. The following table identifies, by each of these segments, the Company's principal products and examples of the primary end-uses:

-------------------------------- ------------------------ ------------------------------------------------------------

BUSINESS SEGMENTS                       PRODUCTS                                PRIMARY END-USE
-------------------------------- ------------------------ ------------------------------------------------------------
REINFORCEMENT                    Carbon Fibers            o        Raw materials for industrial fabrics and prepregs
PRODUCTS                                                  o        Filament  winding for various  space,  defense and
                                                                   industrial applications


                                 Industrial Fabrics       o        Printed circuit boards
                                                          o        Raw materials for prepregs and honeycomb
                                                          o        Various marine applications
                                                          o        Window blinds
                                                          o        Insulation
                                                          o        Metal and fume filtration systems
                                                          o        Soft body armor
                                                          o        Civil engineering and construction applications

-------------------------------- ------------------------ -----------------------------------------------------------

COMPOSITE  MATERIALS             Prepregs                 o        Raw  materials  for   composite   structures   and
                                                                   interiors
                                                          o        Semi-finished aircraft components
                                                          o        Munitions and defense systems
                                                          o        Skis,  snowboards,  golf club shafts, fishing rods
                                                                   and tennis rackets

                                 Structural Adhesives     o        Bonding of structural  materials  and  components,
                                                                   including composite panels

                                 Honeycomb,               o        Raw  materials  for   composite   structures   and
                                 Honeycomb                         interiors
                                 Parts & Composite        o        Semi-finished aircraft components used in:
                                 Panels                            Helicopter blades
                                                                   Aircraft surfaces (flaps,wing tips, elevators and
                                                                   fairings
                                                                   High-speed ferries, truck and train components
                                                                   Automotive components
                                                                   Space shuttle doors


-------------------------------- ------------------------ ------------------------------------------------------------
ENGINEERED PRODUCTS              Composite Structures     o        Aircraft    structures   and   finished   aircraft
                                                                   components, including:
                                                                   Wing-to-body and flap track fairings
                                                                   Radomes
                                                                   Engine cowls and inlet ducts
                                                                   Wing panels

                                 Interiors                o        OEM and retrofit aircraft interiors, including:
                                                                   Overhead storage compartments
                                                                   Lavatories
                                                                   Sidewalls and ceilings

-------------------------------- ------------------------ ------------------------------------------------------------

Reinforcement Products

     The Reinforcement Products business segment manufactures and markets carbon fibers and industrial fabrics. Hexcel expanded this business segment in 1998 with the acquisition of the Clark-Schwebel business.

     Carbon Fibers: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain industrial fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce prepregs, and used in filament winding and advanced fiber placement to produce various other composite materials. Key product applications include structural components for commercial and military aircraft and space launch vehicles, as well as certain other applications such as golf club shafts and tennis racquets.

     Industrial Fabrics: Industrial fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, quartz, ceramic and other specialty reinforcements. These fabrics are sold to third-party customers for use in a wide range of products, including PCBs, window coverings and other architectural products, soft body armor, and a variety of structural materials and components used in aerospace, marine and rail applications. These fabrics are also used internally by Hexcel to manufacture prepregs and other composite materials.

     Hexcel's net sales and pro forma net sales of reinforcement products to third party customers, after giving effect to the acquisition of the Clark-Schwebel business as if the transaction had occurred at the beginning of 1997, were as follows:

-------------------------------------------------------------------- ------------------ ------------ ---------------

(In millions)                                                                     1999         1998            1997
-------------------------------------------------------------------- ------------------ ------------ ---------------
-------------------------------------------------------------------- ------- ---------- --- -------- ------ --------
Net sales                                                                  $     330.9    $   224.8       $   171.1
Pro forma net sales                                                              330.9        370.6           411.3
-------------------------------------------------------------------- ------- ---------- --- -------- ------ --------

     The decrease in pro forma net sales over the last two years was the result of various factors, starting with a reduction in demand for PCBs in 1998, due to a change in the electronics industry inventory cycle, reduced Asian market demand and increased competition from Asian and other producers in western markets. This resulted in a rapid reduction in prices for glass fabrics in early 1999. In 1999, sales of reinforcement fabrics for composite materials also declined as The Boeing Company ("Boeing") began to reduce aircraft build rates in the second half of the year from the record levels achieved in 1998.

      Approximately 25%, 37% and 42% of the Company's production of reinforcement products was used internally to manufacture composite materials in 1999, 1998, and 1997, respectively. The percentage of production of reinforcement products for internal use has decreased over the last two years due to the acquisition of the Clark-Schwebel business.

--------------------------------------------------------------------------------
               Reinforcement Products
--------------------------------------------------------------------------------

KEY CUSTOMERS            MANUFACTURING FACILITIES
--------------------------------------------------------------------------------
Cytec                    Fiberite Anderson, SC
Isola                    Decatur, AL
Nelco                    Decines, France
Piad                     Les Avenieres, France
DHB                      Salt Lake City, UT
Second Chance            Seguin, TX
Von Roll                 Statesville, NC
                         Washington, GA

--------------------------------------------------------------------------------

Composite Materials

     The Composite Materials business segment has worldwide responsibility for manufacturing and marketing prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels.

     Prepregs and Structural Adhesives: Prepregs are manufactured for sale to third party customers and for use by Hexcel in manufacturing other composite materials and structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include S-2(R) and E-type fiberglass, carbon, aramid, quartz, ceramic, Thorstrand(R), polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

     Hexcel  designs  and  markets  a  comprehensive   range  of  Redux(R)  film
adhesives. These structural adhesives, which bond a wide range of composite, metallic and honeycomb surfaces, are used in a variety of product applications.

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

     Hexcel produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic honeycomb materials include fiberglass, carbon, thermoplastics, non-flammable aramid papers and other specialty materials.

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

     The largest market for honeycomb products is the aerospace market. Hexcel also sells honeycomb for non-aerospace applications including high-speed trains and mass transit vehicles, automotive parts, energy absorption products, marine vessel compartments, portable shelters, business machine cabinets and other industrial uses. In addition, the Company produces honeycomb for its Engineered Products business segment for use in manufacturing finished parts for airframe manufacturers.

     Hexcel's net sales of composite materials to third party customers were $605.9 million in 1999, $658.0 million in 1998, and $581.0 million in 1997. Net sales for composite materials are highly dependent upon commercial aircraft build rates as further discussed under the under the captions "Markets and Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Approximately 2% of the Company's production of composite materials are used internally to manufacture composite structures and interiors.

--------------------------------------------------------------------------------
               Composite Materials
--------------------------------------------------------------------------------

KEY CUSTOMERS            MANUFACTURING FACILITIES
--------------------------------------------------------------------------------
United States:                United States:
     Boeing                        Burlington, WA
     CFAN                          Casa Grande, AZ
     Embraer                       Gilbert, AZ
     Hawker de Havilland           Lancaster, OH
     Lockheed Martin               Livermore, CA
     Northrop Grumman              Pottsville, PA
     Rohr                          Salt Lake City, UT
     United Technologies
                              Europe:
Europe:                            Dagneux, France
     Aerospatiale                  Duxford, England
     Alenia                        Linz, Austria
     British Aerospace             Parla, Spain
     CASA                          Swindon, England
     DaimlerChrylser Aerospace     Welkenraedt, Belgium
--------------------------------------------------------------------------------

     The Company also operates sales offices in Sydney, Australia; Singapore; Shanghai, China; Sao Paulo, Brazil; Munich, Germany; and Saronno, Italy.

Engineered Products

     The Engineered Products business segment has worldwide responsibility for manufacturing and marketing composite structures and interiors, primarily for use in the aerospace industry. As previously discussed, in December 1999, the Company announced its intention to explore strategic alternatives for its Engineered Products business, including a possible sale.

     Composite Structures: Composite structures and structural parts are manufactured from a variety of composite and other materials (including prepregs, honeycomb and structural adhesives) using such manufacturing processes as resin transfer molding, autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Composite structures include such items as wing-to-body and flap track fairings, radomes, engine cowls, inlet ducts, wing panels and other aircraft components.

     Aircraft Interiors: The interiors operations of the Engineered Products business segment design and produce innovative, lightweight, high-strength composite interior systems for aircraft. Aircraft interior products, which include overhead storage bins, lavatories, sidewalls and ceilings, are sold to Boeing and other airframe manufacturers for production of certain aircraft and to airlines for replacement of existing interior components. With increasing airline traffic and the trend of increased use of rolling carry-on luggage, airlines are increasingly requesting larger overhead storage bins. The Company has developed a patented bin extension kit to increase the size of certain single-aisle aircraft overhead storage bins, which increases their capacity to accommodate these larger bags. This product is being marketed to the world's airlines.

     Hexcel's net sales of engineered products to third party customers were $214.7 million in 1999, $206.2 million in 1998, and $184.8 million in 1997. The improvement in engineered products net sales primarily reflects the production of structural and interior components outsourced to Hexcel by Boeing from 1997 to 1998, and expanding sales of retrofit interior products from 1998 to 1999.

--------------------------------------------------------------------------------
               Engineered Products
--------------------------------------------------------------------------------

KEY CUSTOMERS            MANUFACTURING FACILITIES
--------------------------------------------------------------------------------
Boeing                   Bellingham, WA
Continental Airlines     Kent, WA
Northrop Grumman
Qantas
United Airlines
--------------------------------------------------------------------------------

     Further discussion of Hexcel's business operations and operating segments are contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.


Joint Ventures

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alar Setor, Malaysia. Products manufactured by both joint ventures will be shipped to Hexcel's customers worldwide, and it is anticipated that the first parts will be delivered to customers in 2001.

     As part of the acquired Clark-Schwebel business, the Company acquired equity ownership interests in three joint ventures: a 43.6% share in CS-Interglas AG ("CS-Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan; and a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics industry as well as other markets for fiberglass fabrics. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

     In addition, Hexcel has a 45% equity interest in a joint venture in Japan with Dainippon Ink and Chemicals ("DIC"). This joint venture, which owns and operates a manufacturing facility in Komatsu, Japan, was formed in 1990 and produces and sells prepregs, honeycomb, decorative laminates and bulk molding compounds using technology licensed from Hexcel and DIC.


Business Acquisition and Consolidation Programs

     Since 1996, Hexcel has implemented, or begun to implement, three business acquisition and consolidation programs. The primary purpose of these programs is to integrate acquired businesses by rationalizing manufacturing facilities, creating centers of manufacturing excellence, and combining various administrative functions with existing operations. For the years ended December 31, 1999, 1998 and 1997, Hexcel recorded business acquisition and consolidation expenses of $20.1 million, $12.7 million and $25.3 million, respectively, in relation to these plans as well as other costs associated with the Company's acquisitions. Further discussion of the Company's business acquisition and consolidation plans is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Lean Enterprise

     In 1998, Hexcel initiated its Lean Enterprise program, which is designed to create a common way of managing the Company, with a focus on creating value for the Company's customers and eliminating waste throughout the value chain. The goals of the program are faster processing of customer orders and deliveries, faster manufacturing cycle times, shorter equipment set-up and clean-down times, lower manufacturing rejects and warranty claims, simplified manufacturing procedures and improved manufacturing processes. All of these actions, if successful, are expected to result in higher throughput and greater capacity on existing manufacturing equipment, thereby reducing both capital expenditures and facility requirements. Improved efficiency and quality are expected to result in lower unit labor requirements and thereby lower product costs and lower inventory requirements. The Lean Enterprise program is also systematically linked with key initiatives, such as Six Sigma, to improve quality and the effectiveness of global procurement activities. This program has been a contributor to Hexcel's reduction in working capital and capital spending in 1999.

Electronic Commerce

     Hexcel's strategy for the development and implementation of electronic commerce ("e-commerce") in its business is focused on four critical areas:

- Streamlining the procurement of raw materials, supplies and certain services, and enhancing the Company's purchasing leverage.
- Effectively managing the Company's interactions with the trade exchanges being developed by some of the Company's customers.
- Leveraging e-commerce technologies to accelerate the development of new market opportunities and product applications for advanced structural materials.
- Using Internet-based technologies to integrate the Company's legacy information systems in order to enhance customer service, improve supply-chain management and reduce information processing costs.

     The integration of e-commerce into the Company's business processes is expected to be an ongoing activity.


Raw Materials and Production Activities

    Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") precursor material used in the manufacture of carbon fibers. The Company consumed internally approximately 49% and 25% of its carbon fiber and industrial fabric production, respectively, in 1999. However, the Company purchases most of the raw materials used in production from third parties. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on operations.

     Hexcel's production activities are generally based on a combination of "make-to-order" and "make-to-forecast" production requirements. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.

Research and Technology; Patents and Know-How

     Hexcel's Research and Technology ("R&T") departments support the Company's core businesses worldwide. Through R&T activities, the Company maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development analysis and testing of composite materials, computational design and prediction, and other scientific disciplines related to the Company's worldwide business base. Additionally, Hexcel's R&T function performs a limited amount of contract research and development in the U.S. and Europe for strategically important customers and government agencies in the areas of carbon fiber ceramics, high temperature polymers, advanced textiles and composite structures manufacturing.

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


     Hexcel spent $24.8 million for research and technology in 1999, $23.7 million in 1998 and $18.4 million in 1997. These expenditures were expensed as incurred.


Markets and Customers

     Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for the three years ended December 31:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net Sales by Market
Commercial aerospace                                                         57%              62%               64%
Space and defense                                                            11               13                 9
Electronics                                                                  14                8                 5
Industrial                                                                   18               17                22
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total                                                                    100%             100%              100%
---------------------------------------------------------------- ----------------- ---------------- -----------------

Net Sales by Geography
United States                                                                57%              54%               56%
U.S. exports                                                                  8                9                 8
International                                                                35               37                36
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total                                                                    100%             100%              100%
---------------------------------------------------------------- ----------------- ---------------- -----------------

Commercial Aerospace

     Historically, the commercial aerospace industry has led the development of applications for advanced structural materials and components because it has the strongest need for the performance properties of these materials and is well positioned to maximize the economic benefits from their use. Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

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

     Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing, including McDonnell Douglas, and Airbus Industrie ("Airbus") declined by 48% from 1992 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft.
Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined total of 557 in 1997, 788 in 1998, and a record 914 in 1999. Based on published projections, combined deliveries are expected to decline to approximately 800 in 2000 and to between 700 and 800 in 2001, following a peak in 1999.




     Set forth  below are  historical  deliveries  as  published  by Boeing  and
Airbus:

---------------------------------------------------------------------------------------------------------------------

                                           1992     1993     1994     1995      1996     1997     1998     1999
----------------------------------------------------------------------------------------------------------------------

Boeing/McDonnell Douglas                    573      409      311      256       271      375      559      620
Airbus                                      157      138      127      124       126      182      229      294
---------------------------------------------------------------------------------------------------------------------
Total                                       730      547      438      380       397      557      788      914
---------------------------------------------------------------------------------------------------------------------

     Approximately 28%, 35% and 36% of Hexcel's 1999, 1998, and 1997 net sales, respectively, were identifiable as sales to Boeing and related subcontractors. Of the 28% of sales attributable to Boeing and its subcontractors, 25% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 10%, 11% and 10% of Hexcel's 1999, 1998 and 1997 net sales, respectively, were identifiable as sales to Airbus and related subcontractors. On a pro forma basis, after giving effect to the acquisition of the acquired Clark-Schwebel business as if the transaction had occurred at the beginning of 1997, approximately 32% and 10% of Hexcel's 1998 net sales were to Boeing and its subcontractors and Airbus and its subcontractors, respectively. The percentage decline in sales to Boeing in 1999 was a result of declining commercial aircraft deliveries, as well as procurement and manufacturing improvement initiatives of key aerospace customers. The loss of all or a significant portion of the business with Boeing or Airbus could have a material adverse effect on sales and earnings.

     Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. Based on published projections, combined deliveries for Boeing and Airbus are expected to decline from a peak of 914 in 1999 to approximately 800 in 2000, and further to between 700 and 800 in 2001. Hexcel delivers product into the Boeing supply chain on average about six months prior to aircraft delivery. As the Company supplies its products ahead of the delivery of a commercial aircraft, it began to see the impact of reduced Boeing production rates in the second quarter of 1999. The Company's sales to regional and business aircraft manufacturers, as well as to the aircraft aftermarket, are expected to continue to grow.

Space and Defense

     The space and defense markets have historically been innovators in and sources of significant demand for advanced structural materials. For example, advanced structural materials made a major contribution to the development of "stealth" aircraft technologies. However, aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the U.S. and certain European governments. Consequently, the space and defense market for composite materials and structures declined significantly during the early part of this decade as a result of substantial decreases in military aircraft procurement that began in the late 1980s. Presently, however, there are a number of potentially significant military aircraft programs in various stages of development or initial production that utilize advanced structural materials.

The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter full-scale production in the near future. These programs include V-22 (Osprey) tilt-roter, F/A-18E/F (Hornet), F-22 (Raptor), C-17 transport, European Fighter Aircraft (Typhoon), RAH-66 (Comanche) and NH90 helicopter.

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




Electronics

     The acquisition of the Clark-Schwebel business provides Hexcel with a global platform to supply the electronics industry, which the Company believes has attractive long-term growth potential. The Company is the largest producer of fine, lightweight fiberglass fabrics used in the fabrication of multilayer PCBs, with an estimated 45% market share in the U.S. and 25% market share in Europe. In addition to its U.S. businesses, the Company has significant ownership positions in three joint ventures: CS-Interglas, Asahi-Schwebel and CS Tech-Fab. CS-Interglas and Asahi-Schwebel are leading fiberglass fabric manufacturers in Europe, Japan and Southeast Asia. Fiberglass fabrics are a critical component used in the production of PCBs, which are integral to most advanced electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances.

Industrial Markets

     Hexcel has focused its participation in industrial markets in areas where the application of advanced structural material technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance is the key product criterion. Future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within industrial markets, key applications include surface transportation (automobiles, trucks, mass transit and high-speed rail and marine applications), wind energy, civil engineering, skis, snowboards, golf club shafts, fishing rods, tennis rackets and bicycles. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology in its industrial markets.

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


Employees

     As of December 31, 1999, Hexcel employed 6,328 full-time employees, compared with 7,139 and 5,597 as of December 31, 1998 and 1997, respectively. The decrease from the end of 1998 to the end of 1999 was primarily attributable to Hexcel's business acquisition and consolidation programs, including the closure of a facility in Cleveland, Georgia, and the disposition of a business in Brindisi, Italy. The increase from the end of 1997 to the end of 1998 was primarily attributable to the acquisition of the Clark-Schwebel business, which added approximately 1,300 employees to Hexcel's workforce.


ITEM 2.  Properties

     Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut and Pleasanton, California. The Company's corporate research and technology administration and certain composite materials laboratories are located in Dublin, California. In the second half of 2000, the Company will relocate all of its activities from its Pleasanton, California, facility to the Company's nearby Dublin, California, facility.

     The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

                            Manufacturing Facilities

                                              Approximate
Facility Location                           Square Footage     Principal Products
United States:
         Anderson, South Carolina                   432,000    Industrial fabrics
         Bellingham, Washington                     188,000    Interiors
         Burlington, Washington                      73,000    Honeycomb Parts
         Casa Grande, Arizona                       307,000    Honeycomb and Honeycomb Parts
         Decatur, Alabama                           159,000    PAN Precursor (used to produce Carbon Fibers)
         Gilbert, Arizona                            30,000    Prepregs
         Kent, Washington                           883,000    Composite Structures; Interiors
         Lancaster, Ohio                             49,000    Prepregs
         Livermore, California                      141,000    Prepregs
         Pottsville, Pennsylvania                   134,000    Honeycomb Parts
         Salt Lake City, Utah                       457,000    Carbon Fibers; Prepregs
         Seguin, Texas                              204,000    Industrial fabrics
         Statesville, North Carolina                553,000    Electronic fabrics; Industrial fabrics
         Washington, Georgia                        160,000    Electronic fabrics

International:
         Dagneux, France                            130,000    Prepregs
         Decines, France                             90,000    Industrial fabrics
         Duxford, United Kingdom                    440,000    Prepregs; Honeycomb and Honeycomb Parts
         Les Avenieres, France                      476,000    Electronic fabrics; Industrial fabrics
         Linz, Austria                              163,000    Prepregs
         Parla, Spain                                43,000    Prepregs
         Swindon, United Kingdom                     20,000    Honeycomb Parts
         Welkenraedt, Belgium                       223,000    Honeycomb and Honeycomb Parts

     Hexcel leases the facilities located in Anderson, South Carolina; Washington, Georgia; Statesville, North Carolina; Gilbert, Arizona; and Swindon, U.K., and the land on which the Burlington, Washington, facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona; Bellingham and Kent, Washington; Linz, Austria; and Les Avenieres, France.

     As part of Hexcel's business consolidation programs, the Company closed a facility in Cleveland, Georgia, and disposed of a facility in Brindisi, Italy, in 1999.


ITEM 3.  Legal Proceedings

     Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.



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

     Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties ("PRPs"). While the Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material, the Company has nonetheless accrued an estimate of its liability with respect to this matter.

     Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order is accrued in its consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

     Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company's Kent, Washington, site by the U.S. Environmental Protection Agency. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated on December 22, 1998; however, the other party disputes this determination. The Company's estimate of the remaining costs associated with the cleanup of this site is accrued in its consolidated balance sheets.

     Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

     In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The lawsuit is in its preliminary stage and the Company is not in a position to predict the outcome, but believes that the lawsuit is without merit as to the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

     Hexcel did not declare or pay any dividends in 1999, 1998, or 1997. The payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements.

     On March 23, 2000, there were 1,684 holders of record of Hexcel common stock.


ITEM 6.  Selected Financial Data

     The information required by Item 6 is contained on page 30 of this Form 10-K under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is contained on pages 31 to 46 of this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7A.  Quantitative and Qualitative Discussion Disclosures about Market Risk

     The information required by Item 7A is contained under the heading "Market Risks" on page 44 of this Form 10-K and is incorporated herein by reference.


ITEM 8.  Consolidated Financial Statements and Supplementary Data

     The information required by Item 8 is contained on pages 47 to 79 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of the independent public accountants for the years ended December 31, 1999, 1998 and 1997 is contained on page 50 of this Form 10-K under the caption "Report of Independent Accountants" and is incorporated herein by reference.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant:

(a) Listed below are the directors of Hexcel as of March 24, 2000, the positions with the Company held by them and a brief description of each director's prior business experience.

                                        Director
Name                               Age  Since          Position(s) With Hexcel
----------------------------------------------------------------------------------------------------------
John J. Lee......................  63   1993      Chairman of the Board; Chief Executive Officer; Director
Harold E. Kinne...............     60   1998      President; Chief Operating Officer; Director
Robert S. Evans...............     55   1999      Director
Marshall S. Geller............     60   1994      Director
Walter D. Hosp.................    42   2000      Director
John J. McGraw...............      59   1999      Director
Martin Riediker................    47   1999      Director
Lewis Rubin....................    62   1999      Director
Stanley Sherman...............     61   1996      Director
Martin L. Solomon............      63   1996      Director
----------------------------------------------------------------------------------------------------------

     JOHN J. LEE, age 63, has served as Chairman of the Board of Directors of Hexcel since February 1996, Chief Executive Officer since January 1994, Chairman and Chief Executive Officer from January 1994 to February 1995, Chairman and Co-Chief Executive Officer from July 1993 to December 1993 and a director since May 1993. Mr. Lee also serves as Chairman of the Nominating Committee and as a member of the Finance Committee of Hexcel. He has served as Chairman of the Board, President and Chief Executive Officer of Lee Development Corporation, a merchant banking company, since 1987 and an adviser to the Clipper Group, a private investment partnership, since 1993. He is also a director of Crane Co. and other various privately-held corporations. Mr. Lee was a director of XTRA Corporation, a transportation equipment leasing company, from 1990 to 1996 and a director of Hvide Marine Inc., a marine support and transportation services company from 1994 to October 1999.

     HAROLD E. KINNE, age 60, has served as President and Chief Operating Officer of Hexcel since July 1998. Prior to joining Hexcel, he was President of the Additives Division, corporate vice president and a member of the corporate management committee of Ciba Specialty Chemicals Corporation ("CSC"), a wholly owned affiliate of Ciba Specialty Chemicals Holding Inc. ("Ciba"), from 1996 to June 1998. Mr. Kinne also held the same positions in Ciba-Geigy Corporation ("CGC") and was a director of CGC, from 1988 through 1996. Prior to that, Mr. Kinne served as Vice President, Pigments, for the Plastics & Additives Division of CGC from 1986 to 1988. Mr. Kinne has held various other technical and managerial positions with CGC from 1965 to 1986.

     ROBERT S. Evans, age 55, has been a director of Hexcel since November 1999. He is Chairman and CEO and a Director of Crane Co., a New York Stock Exchange company. Crane Co. is a diversified manufacturer of engineered industrial products serving a number of industrial markets including aerospace and specialty materials markets in which Hexcel does not participate. Mr. Evans has been Chairman and CEO of Crane Co. since 1984 and a director since 1979. In addition, Mr. Evans is also a director of Fansteel, Inc., HBD Industries Inc., Southdown Corporation, and Chairman of Huttig Building Products.

     MARSHALL S. GELLER, age 60, served as Co-Chairman of the Board of Directors of Hexcel from February 1995 to February 1996 and has been a director of Hexcel since August 1994. Mr. Geller also serves as Chairman of the Audit Committee and as a member of the Executive Compensation and Nominating Committees of Hexcel. Mr. Geller has served as Chairman of the Board, Chief Executive Officer and founding partner at Geller & Friend Capital Partners, Inc., a merchant banking firm, since 1995. Mr. Geller was Senior Managing Director of Golenberg & Geller, Inc., a merchant banking firm, from 1991 to 1995; Vice Chairman of Gruntal &

Company, an investment banking firm, from 1988 to 1990; and a Senior Managing Director of Bear, Stearns & Co., Inc., an investment banking firm, from 1967 to 1988. Mr. Geller is currently a director of Ballantyne of Omaha, Inc., Players International, Value Vision International, Inc., iMall Inc., DataLink Systems Corp., Cabletel Communications Corp., Stroud's, Inc. and various other privately-held corporations and charitable organizations.

     WALTER D. HOSP, age 42, has been a director of Hexcel since February 2000. Mr. Hosp also serves as a member of the Executive Compensation and Finance Committees of Hexcel. Mr. Hosp is Vice President, Chief Financial Officer and a member of the Board of Directors of CSC. Mr. Hosp served as Vice President and Treasurer of CGC from 1994 to 1996, and served as Director, Corporate Finance of CGC from 1990 to 1996. Mr. Hosp also serves on the Board of Directors and is Treasurer of The United Way of Westchester & Putnam Counties and is on the New York Advisory Board of The Factory Mutual Insurance Company.

     JOHN J. McGRAW, age 59, has been a director of Hexcel since February 1999. Mr. McGraw also serves as a member of the Nominating and Technology Committees of Hexcel. Mr. McGraw is Vice President, General Counsel, Secretary and a member of the Board of Directors of CSC. Mr. McGraw served as Vice President, General Counsel and Secretary of CGC from 1986 to 1996 and was a member of the Board of Directors and of the Finance Committee of CGC from 1989 to 1996. Mr. McGraw also serves on the Board of Directors of the Westchester Legal Aid Society.

     MARTIN RIEDIKER, age 47, has been a director of Hexcel since February 1999. Mr. Riediker also serves as a member of the Nominating and Technology Committees of Hexcel. Mr. Riediker is Global President of Ciba's Consumer Care Division and a member of Ciba's Executive Committee. Mr. Riediker was appointed Head of Ciba-Geigy Limited's ("CGL") Ciba Chemical Division in 1995. From 1994 to 1995 he served as head of CGC's U.S. Polymers Division and as a Management Committee member of CGC in the U.S.

     LEWIS RUBIN, age 62, has been a director of Hexcel since November 1999. He also served on Hexcel's Board from 1993 to 1995. Mr. Rubin also serves as member of the Audit Committee of Hexcel. Mr. Rubin is President and CEO and a Director of XTRA Corporation, a New York Stock Exchange company, serving in those positions since 1990. XTRA Corporation is a leading global transportation equipment lessor with operations in highway, domestic inter-modal and marine container markets. From 1988 to 1990, he was a consultant with Lewis Rubin Associates, a consulting firm advising the transportation equipment industry. From 1984 to 1988, Mr. Rubin served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, a diversified international management services corporation, and as an Executive Vice President of Gelco Corporation. From 1981 to 1983, Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment.

     STANLEY SHERMAN, age 61, has been a director of Hexcel since February 1996. Mr. Sherman also serves as Chairman of the Executive Compensation Committee and as a member of the Finance Committee of Hexcel. Mr. Sherman is President and Chief Executive Officer of CSC and Chairman of the Board of Ciba Specialty Chemicals (Canada). Mr. Sherman served as a director and Vice President and Chief Financial Officer of CGC from 1991 to 1996, and was a member of the Finance Committee and the Corporate Management Committee of CGC's Board of Directors. From 1986 to 1991, Mr. Sherman served as Vice President-Corporate Planning of CGC. Mr. Sherman also serves on the Board of Directors of the Chemical Manufacturers Association and the Westchester Educational Coalition.

     MARTIN L. SOLOMON, age 63, has been a director of Hexcel since May 1996. Mr. Solomon also serves as Chairman of the Finance Committee and is a member of the Audit and Executive Compensation Committees of Hexcel. Mr. Solomon has been Chairman and Chief Executive Officer of American County Holdings, Inc., an insurance holding company, since 1997 and a self-employed investor since 1990. Mr. Solomon was a director and Vice Chairman of the Board of Directors of Great Dane Holdings, Inc., which is engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance, from 1985 to

1996, Managing Partner of Value Equity Associates I, L.P., an investment partnership, from 1988 to 1990, and was an investment analyst and portfolio manager of Steinhardt Partners, an investment partnership, from 1985 to 1987. Mr. Solomon has been a director of XTRA Corporation since 1990 and a director of MFN Corp. since 1999. Mr. Solomon is also a director of various privately-held corporations and civic organizations.


(b) Listed below are the executive officers and other senior management of Hexcel as of March 24, 2000, the positions held by them and a brief description of their business experience. For additional information concerning Messrs. Lee and Kinne, see Item 10(a).

                                 Executive
                                  Officer
Name                          Age  Since               Position(s) With Hexcel
---------------------------------------------------------------------------------------------------------------
John J. Lee.................. 63   1993      Chairman of the Board; Chief Executive Officer; Director
Harold E. Kinne............   60   1998      President; Chief Operating Officer; Director
Stephen C. Forsyth.......     44   1994      Executive Vice President; Chief Financial Officer
Ira J. Krakower............   59   1996      Senior Vice President; General Counsel; Secretary
Kirk G. Forbeck............   39   1999      Corporate Controller; Chief Accounting Officer
Joseph H. Shaulson.......     34   1996      Vice President of Planning and Integration
Justin P.S. Taylor.........   46   1996      Vice President, Manufacturing and Environmental, Health and Safety
William D. Bennison.....      55   1998      President of the Fabrics business unit
James N. Burns............    60   1996      President of the Fibers business unit
William Hunt..............    57   1996      President of the Composites Materials business unit
David R. Tanonis.........     43   1999      President of Structures and Interiors business unit

     STEPHEN C. FORSYTH, age 44, has served as Executive Vice President of Hexcel since June 1998, Chief Financial Officer since November 1996, and Senior Vice President of Finance and Administration between February 1996 and June 1998. Mr. Forsyth served as Vice President of International Operations of Hexcel from October 1994 to February 1996 and has held other general management positions with Hexcel from 1980 to 1994. Mr. Forsyth joined Hexcel in 1980. Mr. Forsyth also serves as a director of CS-Interglas AG.

     IRA J. KRAKOWER, age 59, has served as Senior Vice President, General Counsel and Secretary of Hexcel since September 1996. Prior to joining Hexcel, Mr. Krakower served as Vice President and General Counsel to Uniroyal Chemical Corporation from 1986 to August 1996 and served on the Board of Directors of and as Secretary of Uniroyal Chemical Company, Inc. from 1989 to 1996.

     Kirk G. Forbeck, age 39, has served as the Corporate Controller and Chief Accounting Officer since September 1999, Director of Financial Planning and Analysis from 1997 to 1999, Assistant Corporate Controller from 1993 to 1997, and Senior Financial Analyst from 1991 to 1992. Prior to joining Hexcel in 1991, Mr. Forbeck worked at Coopers and Lybrand, where he was employed for six years.

     JOSEPH H. SHAULSON, age 34, has served as Vice President of Planning and Integration of Hexcel since November 1998. Mr. Shaulson served as Vice President of Corporate Development of Hexcel from April 1996 to October 1998. In addition, Mr. Shaulson served as Acting General Counsel and Acting Secretary of Hexcel from April 1996 to September 1996. Prior to joining Hexcel, Mr. Shaulson was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he was employed from 1991 to 1996.

     JUSTIN P. S. TAYLOR, age 46, has served as Vice President of Manufacturing and Environmental, Health and Safety since June 1999. From April 1996 to June 1999, Mr. Taylor served as President of Hexcel's Structures and Interiors business unit, and from July 1995 to April 1996 as a member of CGL's strategic planning unit. Prior to July 1995, Mr. Taylor held various management positions in the Heath Tecna Division of CGC.

     WILLIAM D. BENNISON, age 55, has served as President of Hexcel's Fabrics business unit since November 1998. Prior to joining Hexcel in September 1998, Mr. Bennison was President of Clark-Schwebel, Inc. from September 1991 to August 1998. Mr. Bennison also serves as President of Clark-Schwebel Tech-Fab Company and as a director of CS-Interglas AG and Asahi-Schwebel Co., Ltd. Mr. Bennison was President of BGF Industries and its predecessor, Burlington Glass Fabrics Co., from 1981 to 1989.

     JAMES N. BURNS, age 60, has served as President of Hexcel's Fibers business unit since July 1996. Prior to his employment with Hexcel, Mr. Burns served in a number of management positions with the Composite Products Division of Hercules Incorporated, including Business Director from March 1995 to June 1996, Business Unit Director of Advanced Composite Materials from June 1992 to March 1995 and Vice President of Marketing from June 1986 to June 1992.

     WILLIAM  HUNT,  age 57,  has served as  President  of  Hexcel's  Composites
Materials business unit since November 1998 and as President of the former Hexcel EuroMaterials business unit from February 1996 to October 1998. Mr. Hunt served as President of the EuroMaterials unit of the Ciba Composites Business from 1991 to February 1996 and as Managing Director of Ciba-Geigy Plastics ("CGP") from 1990 to 1991. Prior to joining CGP in 1990, Mr. Hunt held various other technical and managerial positions, including the position of Managing Director of Illford Limited (Photographic) Co.

     DAVID R. TANONIS, age 43, has served as President of Hexcel's Structures and Interiors business unit since June 1999. Mr. Tanonis served as Vice President of Hexcel's Structures and Interiors business unit, responsible for the interiors business, from February 1996 to June 1999 and as the Vice President of Interiors in the Heath Tecna Division of CGC prior to February 1996. Mr. Tanonis has held various technical and managerial positions with Heath Tecna since 1987. Mr. Tanonis held various management positions with Polymer Engineering, Inc. from 1978 to 1987.


(c) There are no family relationships among any of Hexcel's directors or executive officers.


ITEM 11.  Executive Compensation

     The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

     The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.



                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  Financial Statements

     The consolidated financial statements of Hexcel, notes thereto, and report of independent accountants are listed on page 47 of this Annual Report on Form 10-K and are incorporated herein by reference.

b.   Financial Statement Schedules

     Financial statement schedules have not been included inasmuch as the information required has been adequately disclosed in the underlying consolidated financial statements.

c.   Reports on Form 8-K

     Current Report on Form 8-K dated January 20, 2000 relating to a Press Release issued by the Company reporting on fourth-quarter and year-end results.

     Current Report on Form 8-K dated December 8, 1999 relating to the Company's review of strategic options for its Engineered Products business.




c.  Exhibits

Exhibit No.                      Description

2.1 Strategic Alliance Agreement dated as of September 29, 1995 among Hexcel, Ciba-Geigy Limited and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 13,
                    1995).

2.1(a) Amendment dated as of December 12, 1995 to the Strategic Alliance Agreement among Hexcel, Ciba-Geigy Limited and Ciba- Geigy Corporation (incorporated herein by reference to Exhibit 2.1(a) to the Company's Current Report on Form 8-K dated as of March 15, 1996).

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

2.3 Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite, Inc.and Hexcel Corporation, dated as of April 21, 1997 (incorporated herein by reference to Exhibit 10.1 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

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

2.5(b) Amendment No.2 to Asset Purchase Agreement by and among the Company and EQCSI Holding Corp., formerly known as Clark-Schwebel, Inc., dated as of December 23, 1998 (incorporated herein by reference to Exhibit 2.5(b) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

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

4.1 Indenture dated as of January 21, 1999 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 93/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

4.2 Registration Rights Agreement dated as of January 21, 1999 by and among Hexcel Corporation, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., relating to the issuance of the 9 3/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

4.3 Purchase Agreement dated as of January 15, 1999 by and among Hexcel Corporation, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., relating to the issuance of the 93/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

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

4.5(c) Third Supplemental Indenture dated as of September 15, 1998 between Hexcel and U.S. Bank Trust National Association (formerly known as First Trust of California, National Association), as trustee. (incorporated herein by reference to Exhibit 4.5(c) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

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

10.1(i) Second Amendment dated August 13, 1999 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent. (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

10.1(j) Third Amendment dated March 7, 2000 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.

10.1(k) Amended and Restated Collateral Agreement dated March 7, 2000 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.

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

10.3(b) Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

10.3(c) Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999.

10.3(d) Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company's Proxy Statement dated March 31, 2000).


10.4 Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.5 Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.5(a) Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

10.5(b)             Hexcel  Corporation   Management  Stock  Purchase  Plan,  as
                    amended on March 25, 1999 and December 2, 1999.

10.5(c) Hexcel Corporation Management Stock Purchase Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex B of the Company's Proxy Statement dated March 31, 2000).

10.6                Hexcel Corporation  Management  Incentive  Compensation Plan
                    (incorporated   herein  by  reference  to  Annex  A  of  the
                    Company's Proxy Statement dated April 20, 1998).

10.7                Form of Employee Option  Agreement  Special  Executive Grant
                    (1999) dated December 2, 1999.

10.8                Form of Employee Option  Agreement  (1999) dated December 2,
                    1999.

10.9 Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.10 Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company's
                    Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.11 Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.12 Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).


10.13 Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.14               Form of  Retainer  Fee  Option  Agreement  for  Non-Employee
                    Directors (1999).

10.15 Form of Retainer Fee Option Agreement for Non-Employee Directors (1998) (incorporated herein by reference to
                    Exhibit 10.11 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.16 Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to
                    Exhibit 10.8 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17 Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.18 Form of Short-Term Option Agreement (incorporated herein by reference to Exhibit 10.8 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.19               Form  of  Performance   Accelerated  Restricted  Stock  Unit
                    Agreement (Special Executive Grant December 2, 1999).

10.20               Form  of  Performance   Accelerated  Restricted  Stock  Unit
                    Agreement (December 2, 1999).

10.21 Form of Performance Accelerated Restricted Stock Unit Agreement (1999) (incorporated herein by reference to
                    Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.22 Form of Performance Accelerated Restricted Stock Unit Agreement (1998) (incorporated herein by reference to
                    Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).

10.23 Form of Performance Accelerated Restricted Stock Unit Agreement (1997) (incorporated herein by reference to
                    Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.24 Form of Performance Accelerated Restricted Stock Unit Agreement (1996) (incorporated herein by reference to
                    Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.25 Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.26 Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.27 Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.28 Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.29 Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.30 Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.31               Form  of   Grant  of   Restricted   Stock   Unit   Agreement
                    (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.32 Hexcel Corporation 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.33 Employment Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(a) Employee Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(b) Bankruptcy Court Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(c) Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(d) Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(e) Form of Reload Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33(f) Supplemental Executive Retirement Agreement dated as of May 20, 1998 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).

10.33(g) Split Dollar Agreement dated as of January 21, 1999 among Hexcel, John J. Lee and certain Trustees (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.33(h) Executive Severance Agreement between Hexcel and John J. Lee dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.33(i) Letter dated December 2, 1999 from Hexcel Corporation to John J. Lee, regarding the Company's Management Incentive Compensation Plan for 1999.


10.34               Summary  of Terms of  Employment  (effective  as of July 15,
                    1998) between Hexcel and Harold E. Kinne, President and Chief Operating Officer of Hexcel (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.34(a)            Letter  dated  December 2, 1999 from Hexcel  Corporation  to
                    Harold  E.  Kinne,   regarding  the   Company's   Management
                    Incentive Compensation Plan for 1999.

10.35 Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company's Management Incentive Compensation Plan for 1999.


10.36 Employment Agreement dated as of July 25, 1998 (effective date September 15, 1998) between Hexcel and William D. Bennison, President of Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).


10.37 Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.38 Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.39 Governance Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.40 Registration Rights Agreement dated as of February 29, 1996 between Hexcel and Ciba-Geigy Limited (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.40(a) Amendment No.1 dated as of December 29, 1998 to the Registration Rights Agreement by and between Ciba-Geigy Limited (which has since assigned the Registration Rights Agreement to Ciba Specialty Chemical Holding Inc.) and Hexcel Corporation (incorporated herein by reference to Exhibit 10.29(a) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

10.41               Amendment  dated as of November  22,  1995 to the  Agreement
                    Governing United States Employment Matters between Hexcel and Ciba-Geigy Corporation (incorporated herein by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.42 Employment Matters Agreement dated as of February 29, 1996 among Ciba-Geigy PLC, Composite Materials Limited and Hexcel (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.43 Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company (electronic filing only).

21.1                Subsidiaries of the Company

23                  Consent of Independent Accountants -  PricewaterhouseCoopers
                    LLP.

27                  Financial Data Schedule (electronic filing only).





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut.

                                                                 HEXCEL CORPORATION

March 24, 2000                                                   By:             /s/ JOHN J. LEE
                                                                     -------------------------------------
                                                                      John J. Lee, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                         Title                              Date

               /s/ JOHN J. LEE                                 Chairman of the                    March 24, 2000
--------------------------------------------                Board of Directors and
                (John J. Lee)                               Chief Executive Officer
                                                         (Principal Executive Officer)


             /s/ HAROLD E. KINNE                      President, Chief Operating Officer          March 24, 2000
--------------------------------------------                     and Director
              (Harold E. Kinne)


           /s/ STEPHEN C. FORSYTH                        Executive Vice President and             March 24, 2000
--------------------------------------------                Chief Financial Officer
             (Stephen C. Forsyth)                        (Principal Financial Officer)


             /s/ KIRK G. FORBECK                             Corporate Controller                 March 24, 2000
--------------------------------------------             (Principal Accounting Officer)
              (Kirk G. Forbeck)




             /s/ ROBERT S. EVANS                                   Director                       March 24, 2000
--------------------------------------------
               (Robert S. Evans)


           /s/ MARSHALL S. GELLER                                  Director                       March 24, 2000
--------------------------------------------
              (Marshall S. Geller)


             /s/ WALTER D. HOSP                                    Director                       March 24, 2000
--------------------------------------------
               (Walter D. Hosp)


             /s/ JOHN J. McGRAW                                    Director                       March 24, 2000
--------------------------------------------
               (John J. McGraw)


             /s/ MARTIN RIEDIKER                                   Director                       March 24, 2000
--------------------------------------------
               (Martin Riediker)


               /s/ LEWIS RUBIN                                     Director                       March 24, 2000
--------------------------------------------
                 (Lewis Rubin)


             /s/ STANLEY SHERMAN                                   Director                       March 24, 2000
--------------------------------------------
               (Stanley Sherman)


            /s/ MARTIN L. SOLOMON                                  Director                       March 24, 2000
--------------------------------------------
              (Martin L. Solomon)

Selected Financial Data
(In millions, except per share data)

     The following table summarizes selected financial data for continuing operations as of and for the five years ended December 31:

---------------------------------------------------------------------------------------------------------------------
                                                     1999          1998           1997           1996          1995
---------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:

  Net sales                                  $    1,151.5    $   1,089.0  $      936.9   $      695.2  $      350.2
  Cost of sales                                     909.0          817.7         714.3          553.9         283.1
                                            -------------------------------------------------------------------------
  Gross margin                                      242.5          271.3         222.6          141.3          67.1
  Selling, general and administrative
    expenses                                        128.7          117.9         102.4           79.4          41.7
  Research and technology expenses                   24.8           23.7          18.4           16.7           7.6
  Business acquisition and
    consolidation expenses                           20.1           12.7          25.3           42.4             -
                                            -------------------------------------------------------------------------
  Operating income                                   68.9          117.0          76.5            2.8          17.8
  Interest expense                                   73.9           38.7          25.8           21.6           8.7
  Other income, net                                     -              -             -           (3.0)         (0.8)
  Bankruptcy reorganization expenses                    -              -             -              -           3.4
                                            -------------------------------------------------------------------------
  Income (loss) from continuing
    operations before income taxes                   (5.0)          78.3          50.7          (15.8)          6.5
  Recovery of (provision for) income taxes            1.7          (28.4)         22.9           (3.4)         (3.3)
  Equity in income and write-down in
    investments in  affiliated companies            (20.0)           0.5             -              -             -
                                            =========================================================================
  Income (loss) from continuing
    operations                               $      (23.3)   $      50.4  $       73.6   $      (19.2) $        3.2
                                            =========================================================================

  Income (loss) per share from
    continuing operations:
    Basic                                    $     (0.64)    $      1.38  $       2.00   $      (0.58) $       0.21
    Diluted                                  $     (0.64)    $      1.24  $       1.74   $      (0.58) $       0.20
                                            =========================================================================

---------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

  Current assets                             $     327.8     $     439.0  $      387.1   $      316.9  $      128.1
  Non-current assets                               934.1           965.2         424.5          384.8         102.5
                                            =========================================================================
  Total assets                               $   1,261.9     $   1,404.2  $      811.6   $      701.7  $      230.6
                                            =========================================================================

  Current liabilities                        $     210.5     $     219.4  $      186.4   $      188.8  $       66.5
  Long-term liabilities                            781.3           882.4         375.3          333.6         115.7
  Stockholders' equity                             270.1           302.4         249.9          179.3          48.4
                                            =========================================================================
  Total liabilities and stockholders'
    equity                                   $   1,261.9    $    1,404.2  $      811.6   $      701.7  $      230.6
                                            =========================================================================

---------------------------------------------------------------------------------------------------------------------

Other Data:

  Cash dividends per share                             -               -             -              -             -
  Shares outstanding at year-end, less
     treasury stock                                 36.6            36.4          36.9           36.6          18.1
---------------------------------------------------------------------------------------------------------------------

A discussion of the impact of business  acquisitions  on selected  financial data is contained in Notes 1, 2 and 3 to the accompanying consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business Overview

   -----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                     ---------------------------------------------------------------
                                                                           Pro Forma
   (In millions, except per share data)                         1999       1998 (d)         1998             1997
   -----------------------------------------------------------------------------------------------------------------
   Net sales                                            $    1,151.5     $ 1,234.8  $    1,089.0       $    936.9
   Gross margin %                                               21.1%         24.7%         24.9%            23.8%
   Adjusted operating income % (a)                               7.7%         11.9%         11.9%            10.9%
   Adjusted EBITDA (b)                                  $      150.4     $   208.4         177.2       $    137.6
   Business acquisition & consolidation expenses        $       20.1     $    12.7          12.7       $     25.3
   Net income (loss)                                    $      (23.3)    $    49.5          50.4       $     73.6
   Adjusted net income (c)                              $        9.6     $    57.6          59.2       $     47.6
   -----------------------------------------------------------------------------------------------------------------

   Diluted net income (loss) per share                  $      (0.64)    $    1.22          1.24       $     1.74
   Adjusted diluted net income per share (c)            $       0.26     $    1.40          1.43       $     1.17
   -----------------------------------------------------------------------------------------------------------------

(a)  Excludes business acquisition and consolidation ("BA&C") expenses.
(b) Excludes BA&C expenses, interest, taxes, depreciation, amortization, and equity in income and write-down in investments in affiliated companies. See "Financial Condition and Liquidity" for a reconciliation of net income
     (loss) to EBITDA and Adjusted EBITDA.
(c) Excludes BA&C expenses and other acquisition related costs, net of applicable tax benefits, and a write-down in an investment in an affiliated company, and assumes a U.S. effective tax provision of 36% in 1997.
(d) Pro forma results give effect to the September 1998 acquisition of Clark-Schwebel as if the transaction had occurred at the beginning of 1998.


     Hexcel's 1999 operating results were significantly below 1998, reflecting the impact of declining aircraft production rates at The Boeing Company ("Boeing") as well as manufacturing and inventory adjustments in excess of production rate changes by a number of aerospace customers in the U.S., Europe and certain export markets. In addition, 1999 results were adversely affected by price reductions, which were made early in the year for certain aerospace products and electronics fabrics in response to market conditions, and by significant increases in the installed capacity of the carbon fiber industry, which made it difficult for Hexcel to sell its own excess carbon fiber capacity. These factors were only partially offset by increased sales of aircraft interior products and services, improved demand for fabrics used in electronics and ballistics applications, particularly in the second half of the year, and continued growth in the use of composite materials for wind energy and automotive applications.

     In response to these difficult conditions, Hexcel intensified its efforts to reduce costs, improve operating cash flow and pay down debt. In September 1999, the Company announced a new business consolidation program designed to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. This program is intended to build upon the success of the Company's previous business consolidation activities which, together with ongoing "Lean Enterprise" initiatives aimed at continuous productivity improvement, enabled the Company to reduce its total labor and overhead costs by approximately $25 million in 1999. Additional cost savings of more than $20 million are expected in 2000.

     Progress during the year in improving manufacturing cycle times and working capital management enabled Hexcel to generate $86.8 million of free cash flow (measured as the change in debt net of cash). As a result, the Company was able to exceed its debt reduction target and preserve financial flexibility in spite of disappointing operating results. Although Hexcel does not expect a comparable amount of free cash flow in 2000, the Company does expect to generate ongoing incremental improvements in the use of both working capital and capital assets.

     Looking forward to 2000, Hexcel anticipates less volatility in customer demand and continued benefits from business consolidation and Lean Enterprise activities. Boeing has publicly indicated that it may be able to sustain aircraft production at the current rate of about 480 per year, due in part to the continued economic recovery in Asia, while Airbus Industrie ("Airbus") is projecting a modest increase in aircraft deliveries to more than 300 per year. At the same time, independent forecasts indicate continued growth in the production of regional and business aircraft, as well as in a number of significant military aerospace programs projected to begin moving into full-scale production towards the end of the year.

    Hexcel also expects moderate volume growth in the sale of lightweight fabrics used in the manufacture of multi-layer printed circuit boards ("PCBs"), driven by the growth of electronic infrastructure for the Internet and consumer demand for personal electronic devices. The Company will also continue to pursue new applications for reinforcement products and composite materials in high-growth industrial markets. Sales of product for wind energy, automotive and ballistics applications are all expected to grow in 2000.

    In December 1999, Hexcel announced that it has begun to explore strategic alternatives for its Engineered Products business segment, including a possible sale. This review is being conducted in connection with an overall assessment of the strategic opportunities and investment needs of each segment of the Company's business. The objective of this assessment is to determine how the Company can further prioritize its management focus and optimize its business portfolio.


Business Acquisitions

Acquired Clark-Schwebel Business

     Hexcel acquired the industrial fabrics business of Clark-Schwebel, Inc. and its subsidiaries ("Clark-Schwebel") on September 15, 1998. The business acquired from Clark-Schwebel is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make PCBs for electronic equipment such as computers, cellular telephones, televisions and automobiles. This business also produces high-performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. At the date of acquisition, Clark-Schwebel operated four manufacturing facilities in the southeastern U.S. and had approximately 1,300 full-time employees.

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CS-Interglas"), headquartered in Germany, together with fixed-price options to increase this equity interest to 84.0%. Hexcel's acquisition of the CS-Interglas equity interest and related options was completed on December 23, 1998;
- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan: a 50% interest in Nittobo Norplex Oak Co., Ltd. and a 51% interest in Asahi-Schwebel Taiwan; and
- a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

     CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The exercise price of the options to increase the Company's equity interest in CS-Interglas was significantly higher than their fair market value, and as a result, Hexcel allowed the options to expire unexercised on December 31, 1999.

     The acquisition of the Clark-Schwebel business was an important strategic transaction for Hexcel. The acquisition established Hexcel as a leading global materials supplier to the electronics and telecommunications industries, which the Company believes have attractive long-term growth potential. Furthermore, the acquisition added to Hexcel's revenue base and has further diversified the Company's business beyond the historically cyclical commercial aerospace market.

     The acquisition of Clark-Schwebel's industrial fabrics business was completed pursuant to an asset purchase agreement dated July 25, 1998, as amended by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the business, other than certain excluded assets and liabilities, in exchange for approximately $473 million in cash. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease with purchase options. Refer to "Financial Resources" for a discussion of acquisition financing.

Acquired Fiberite Assets

     On September 30, 1997, the Company acquired from Fiberite, Inc. ("Fiberite") its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies, for $37.0 million in cash. Substantially all of the $37.0 million purchase price, less an $8.0 million write-off of acquired in-process research and technology, was allocated to intangible assets.

     The above acquisitions were accounted for under the purchase method of accounting. Accordingly, the consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income, and cash flows include the financial position, results of operations and cash flows of the businesses acquired as of such dates and for such periods that these businesses were owned by Hexcel. Further discussion and analysis of the Company's business acquisitions is contained in Notes 1 and 2 to the accompanying consolidated financial statements.


Results of Operations

1999 Compared to 1998

     Net Sales: Net sales for 1999 were $1,151.5 million, compared with net sales for 1998 of $1,089.0 million. The 1998 results include those of the acquired Clark-Schwebel business from the date of acquisition, September 15, 1998, through December 31, 1998. On a pro forma basis, after giving effect to the acquisition of the acquired Clark-Schwebel business as if the transaction had occurred at the beginning of 1998, 1998 sales were $1,234.8 million. The 7% decrease in 1999 net sales relative to 1998 pro forma net sales was primarily due to declining aircraft production rates by Boeing, inventory adjustments in excess of build rate changes by aerospace customers, price reductions in early 1999 for certain aerospace products and electronic fabrics, and a decrease in carbon fiber sales due to the impact of excess installed industry capacity. On a constant currency basis, 1999 sales would not have been materially different than reported.

     Net sales for 1999 and pro forma net sales for 1998, by product group and market segment, were as follows:

------------------------------------ --------------- ----------------- --------------- -------------- ----------------
                                       Commercial         Space &
(In millions)                          Aerospace         Defense        Electronics     Industrial          Total
------------------------------------ --------------- ----------------- --------------- -------------- ----------------

1999 Net Sales
Reinforcement products                $     52.0       $      18.2      $    166.4      $    94.3       $      330.9
Composite materials                        387.9             101.0               -          117.0              605.9
Engineered products                        201.7              13.0               -              -              214.7
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total                               $    641.6       $     132.2      $    166.4      $   211.3       $    1,151.5
                                             57%               11%             14%            18%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

Pro Forma 1998 Net Sales
 Reinforcement products               $     61.6       $      26.4      $    179.3      $   103.3       $      370.6
 Composite materials                       450.6             104.0               -          103.4              658.0
 Engineered products                       195.0              11.2               -              -              206.2
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total                               $    707.2       $     141.6      $    179.3      $   206.7       $    1,234.8
                                             57%               11%             15%            17%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

     Commercial aerospace net sales for 1999 were $641.6 million, compared to $707.2 million for 1998, on a pro forma basis. The 9% decline in commercial aerospace net sales was largely attributable to:

- Declining aircraft production rates by Boeing in anticipation of lower aircraft deliveries in 2000. Hexcel delivers product into the Boeing supply chain on average about six months prior to aircraft delivery. Boeing delivered 620 aircraft in 1999, but has publicly announced that it expects to deliver about 480 aircraft in 2000.
- Inventory adjustments in excess of build rate changes by aerospace customers in the U.S., Europe and certain export markets, in connection with their efforts to improve working capital and reduce manufacturing cycle times. Although Boeing and some of the Company's other customers have indicated that they do not anticipate further inventory adjustments in excess of build rate changes, the impact from some customers seeking to reduce inventories as they improve production cycle times and productivity is anticipated to continue in 2000.
- Price reductions in early 1999 for certain aerospace products, in response to market conditions.

     Approximately 28% and 32% of Hexcel's 1999 and 1998 pro forma net sales, respectively, were identifiable as sales to Boeing and related subcontractors. Of the net sales attributable to Boeing and its subcontractors in 1999, 25% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 10% of Hexcel's 1999 and 1998 pro forma net sales were identifiable as sales to Airbus and related subcontractors. Reported commercial aircraft deliveries by Boeing and Airbus improved significantly in 1999, from a combined 788 aircraft in 1998 to 914 aircraft in 1999, including 620 and 294 deliveries from Boeing and Airbus, respectively. Based on published projections, combined deliveries for Boeing and Airbus are expected to decline to approximately 800 in 2000, and to between 700 and 800 in 2001.

     As a result of the decline in aircraft production rates that began in the second quarter of 1999, Hexcel expects net sales to the commercial aerospace market to be moderately lower in 2000 than in 1999. However, the revenue decline attributable to these changes in production rates is expected to be partially offset by improved sales to regional and business aircraft manufacturers, as well as to the aircraft aftermarket.

     Space and defense net sales for 1999 decreased 7% from pro forma net sales for 1998, reflecting a decrease in sales of reinforcement products and composite materials to select military and space programs. This decrease is attributable to the conclusion of specific contracts, as well as to the impact of declining demand for satellites and satellite launch vehicles in response to recent launch failures and concerns about the financial viability of certain satellite ventures.

     Furthermore, Hexcel's carbon fiber manufacturing capacity utilization was only 50% to 60% in 1999, compared to 90% or higher for much of 1998. Initially, this reduction was due to inventory corrections by space and defense customers, who purchased and/or ordered more carbon fiber than they needed in response to significant carbon fiber supply shortages in 1997. However, 1999 sales were also impacted by the changes in the commercial aerospace market as well as by the overhang of new global production capacity added by Japanese producers. With the high level of fixed costs in this business, reduced production output significantly impacts the profitability of the business.

     Despite these short-term impacts, Hexcel anticipates growth in carbon fiber sales towards the end of 2000 and into 2001, as new military aircraft and launch vehicle programs, in both the U.S. and Europe, enter full-scale production. The military market uses a higher percentage of advanced structural materials and higher value products than the commercial aerospace market. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter full-scale production in the near future. These programs include V-22 (Osprey) tilt-roter, F/A-18E/F (Hornet), F-22 (Raptor), C-17 transport, European Fighter Aircraft (Typhoon), RAH-66 (Comanche) and NH90 helicopter. In addition, Hexcel is working to qualify the use of its own carbon fiber in a broader range of its commercial aerospace prepreg products.

     1999 net sales to electronics markets decreased 7% from pro forma net sales for 1998. In the second and third quarters of 1998, the electronics industry experienced a worldwide reduction in sales volume, primarily resulting from inventory adjustments across the supply chain. Towards the end of the third quarter and into the fourth quarter of 1998, Hexcel experienced increased order volume for woven fiberglass products used in electronic PCB applications, suggesting an end to the inventory correction. However, intense competition from manufacturers in Asia and Europe continued to place pressure on volumes and prices for these products. A reduction in demand for PCBs in 1998, due both to a change in the electronics industry inventory cycle and reduced Asian market demand, led Asian and other producers of electronic glass fabrics and laminates to seek western markets for their products. This resulted in a rapid reduction in prices for glass fabrics in the fourth quarter of 1998 and the first quarter of 1999, reducing the profitability of this market to Hexcel.

     However, in the second half of 1999, Hexcel saw demand for lightweight electronic fabrics used in multi-layer PCB applications start to grow. The Company anticipates that this growth will continue in 2000. Market forecasts suggest that the demand for electronic fabrics used in multi-layer boards will grow at two to three times GDP annually over the next few years. Pricing remains depressed, but as demand grows worldwide, particularly in Asia, and as capacity utilization improves, prices should begin to rise.

     Industrial net sales in 1999 increased 2% from pro forma net sales for 1998. The increase was primarily attributable to:

- Increased sales of aramid and specialty fabrics for ballistics applications, in response to increased demand for lightweight protective vests by police forces and the U.S. military.
- Growth in sales of composite materials for wind energy applications, which nearly doubled from 1998 to 1999, and are expected to continue to grow in 2000.
- Increased sales of composite materials to the automotive industry, reflecting the Company's development of new product applications for automotive customers.

     These positive factors were partially offset by reduced sales of carbon fiber for industrial applications, due to the impact of excess industry capacity, as well as lower sales for certain recreation applications.

     Gross Margin: Gross margin for 1999 was $242.5 million, or 21.1% of net sales, compared with $271.3 million, or 24.9% of net sales, for 1998. On a pro forma basis, gross margin for 1998 was 24.7% of net sales. The decrease in 1999 gross margin relative to 1998 is the result of reduced sales volume and price reductions, as discussed above, and the associated reduction in the absorption of fixed factory costs. These factors were partially mitigated by reductions in labor and overhead costs, as well as negotiated reductions in the prices of certain raw materials.

     Selling, General and Administrative ("SG&A") Expenses: SG&A expenses were $128.7 million in 1999, or 11.1% of net sales. This compared to $117.9 million, or 10.8% of net sales for 1998. The aggregate dollar increase in SG&A was primarily attributable to the acquired Clark-Schwebel business.

     Research and Technology ("R&T") Expenses: R&T expenses were $24.8 million in 1999, or 2.2% of net sales. This compared to $23.7 million, or 2.2% of net sales for 1998. The aggregate dollar increase in R&T was primarily attributable to the acquired Clark-Schwebel business.

     Operating Income: Operating income decreased from $117.0 million, or 10.8% of net sales, in 1998 to $68.9 million, or 6.0% of net sales, in 1999. The aggregate decrease in operating income includes a $7.4 million increase in business acquisition and consolidation expenses. Excluding business acquisition and consolidation expenses, operating income as a percentage of sales decreased from 11.9% in 1998 to 7.7% in 1999. The decrease was primarily due to the reduction in sales volumes and prices, and the related gross margin impact.

     Interest Expense: Interest expense was $73.9 million, or 6.4% of net sales, for 1999 compared to $38.7 million, or 3.6% of net sales, for 1998. The increase in interest expense was primarily due to the increase in outstanding debt relating to the acquisition of the Clark-Schwebel business.

     Recovery of (Provision for) Income Taxes: In 1999, the recovery of income taxes was $1.7 million, compared to a provision for income taxes of $28.4 million in 1998. The effective income tax rate was 34% and 36% for 1999 and 1998, respectively.

     Equity in Income and  Write-down in  Investments  in Affiliated  Companies:
Competitive conditions in the electronics market resulting from the Asian economic situation also impacted the performance of Hexcel's joint ventures in 1999. As a result, the Company recognized a nominal amount of equity in income of affiliated companies in 1999.

     In the third quarter of 1999, the Company wrote down its investment in one of these joint ventures, CS-Interglas, by $20.0 million to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price options to increase its equity investment in CS-Interglas, from 43.6% to 84%, to expire unexercised, and an assessment that an other-than-temporary decline in the investment occurred due to its deteriorating financial condition. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize a tax benefit.

   Net Income (Loss) and Net Income (Loss) Per Share:

   -----------------------------------------------------------------------------------------------------------------
                                                                                            Pro Forma
  (In millions, except per share data)                                              1999        1998         1998
   -----------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                              $(23.3)      $  49.5     $ 50.4
   Diluted net income (loss) per share                                            $(0.64)      $  1.22     $ 1.24
   Diluted net income (loss) per share, excluding goodwill amortization           $(0.40)      $  1.40     $ 1.34
   Adjusted  diluted net income  (loss) per share,  excluding  BA&C expenses and other acquisition-related costs, and a write-down in an investment in an
     affiliated company                                                           $ 0.26       $  1.40     $ 1.43
   Diluted weighted average shares outstanding                                      36.4          45.7       45.7
   -----------------------------------------------------------------------------------------------------------------

     The decrease in the number of diluted weighted average shares outstanding in 1999, relative to 1998, is attributable to the exclusion of 9.0 million potential common shares relating to the convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and stock options that were antidilutive in the 1999 period. Refer to Note 13 to the accompanying consolidated financial statements for the calculation and the number of shares used for diluted net income (loss) per share.

1998 Compared to 1997

     Net Sales: Pro forma net sales for 1998 and 1997, after giving effect to the acquisition of the Clark-Schwebel business as if the transaction had occurred at the beginning of 1997, were $1,234.8 million and $1,177.1 million, respectively. Actual net sales for 1998 were $1,089.0 million, versus $936.9 million for 1997. The actual results for 1998 include the results of the acquired Clark-Schwebel business from the date of acquisition, September 15, 1998, through December 31, 1998. Excluding the results of the acquired Clark-Schwebel business, 1998 sales were approximately $1,030.6 million, a 10% increase over 1997. On a constant currency basis, 1998 sales would not have been materially different than reported.

     Pro forma net sales for 1998 and 1997, as well as actual net sales for 1998 and 1997, by product group and market segment were, as follows:

--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
                                         Commercial         Space &
(In millions)                             Aerospace         Defense     Electronics     Industrial           Total
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
1998 Pro Forma Net Sales
   Reinforcement products                   $ 61.6           $ 26.4          $179.3         $103.3        $  370.6
   Composite materials                       450.6            104.0               -          103.4           658.0
   Engineered products                       195.0             11.2               -              -           206.2
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
    Total                                   $707.2           $141.6          $179.3         $206.7        $1,234.8
                                               57%              11%             15%            17%            100%
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
1997 Pro Forma Net Sales
  Reinforcement products                    $ 49.5           $ 13.9          $203.8         $144.1         $ 411.3
  Composite materials                        403.9             64.2               -          112.9           581.0
  Engineered products                        169.8             10.2               -            4.8           184.8
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
    Total                                   $623.2           $ 88.3          $203.8         $261.8        $1,177.1
                                               53%               7%             17%            23%            100%
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------

     The 13% growth in pro forma net sales to the commercial aerospace market from 1997 to 1998 was largely attributable to increased sales of composite materials and reflected the increase in commercial aircraft build rates by Boeing and Airbus. The increase also reflected an improvement in the Engineered Products segment's shipments of retrofit interiors to airline customers.

--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
                                         Commercial       Space &
(In millions)                             Aerospace       Defense       Electronics     Industrial        Total
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------

1998 Net Sales
--------------------------------------- -----------------------------------------------------------------------------
   Reinforcement products                   $ 24.5           $ 26.4          $ 85.2         $ 88.7        $  224.8
   Composite materials                       450.6            104.0               -          103.4           658.0
   Engineered products                       195.0             11.2               -              -           206.2
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
   Total                                    $670.1           $141.6          $ 85.2         $192.1        $1,089.0
                                               62%              13%              8%            17%            100%
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
1997 Net Sales
   Reinforcement products                   $ 23.7           $ 13.9          $ 48.3         $ 85.2        $  171.1
   Composite materials                       403.9             64.2               -          112.9           581.0
   Engineered products                       169.8             10.2               -            4.8           184.8
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------
   Total                                    $597.4           $ 88.3          $ 48.3         $202.9        $  936.9
                                               64%               9%              5%            22%            100%
--------------------------------------- -------------- ---------------- -------------- -------------- ---------------

     Approximately 35% and 36% of Hexcel's 1998 and 1997 actual net sales, respectively, were identifiable as sales to Boeing and related subcontractors. Of the 35% of sales attributable to Boeing and its subcontractors, 32% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 11% and 10% of Hexcel's 1998 and 1997 net sales, respectively, were identifiable as sales to Airbus and related subcontractors. Reported commercial aircraft deliveries by Boeing and Airbus improved significantly in 1998, from a combined 557 aircraft in 1997 to 788 aircraft in 1998, including 559 and 229 deliveries from Boeing and Airbus, respectively. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer, with an average lead time of about six months.

     Space and defense pro forma net sales increased 60% from 1997 to 1998, reflecting an increase in sales of reinforcement products and composite materials to select military and space programs, as well as the Company's acquisition of Fiberite's satellite business on September 30, 1997.

     Pro forma electronics net sales decreased 12% from 1997 to 1998. In the second and third quarters of 1998, the electronics industry, including Hexcel, experienced a worldwide reduction in sales volume, primarily resulting from inventory adjustments across the supply chain. Towards the end of the third quarter and into the fourth quarter of 1998, the Company experienced increased order volume for woven fiberglass products used in electronic PCB applications, suggesting an end to the inventory correction. However, intense competition from manufacturers located in Asia continued to place pressure on volumes and prices for these products. The Company was successful in partially offsetting these price reductions by obtaining lower raw material prices.

     Pro forma industrial net sales decreased 21% from 1997 to 1998, primarily reflecting a reduction in the level of soft body armor sales to various government agencies and reduced customer demand for certain products in this market.

     Gross Margin: Gross margin for 1998 was $271.3 million, or 24.9% of net sales, compared with $222.6 million, or 23.8% of net sales, for 1997. Excluding the acquired Clark-Schwebel business, 1998 gross margin was also 24.9%. The improvement in 1998 gross margin relative to 1997 was the result of higher sales volume and the benefit from the Company's 1996 business consolidation program. While gross margin for 1998 increased over 1997, on a quarterly trend basis, the Company's gross margin percentage leveled off as the Company's 1996 business consolidation program approached completion and commercial aerospace growth flattened.

     SG&A Expenses: SG&A expenses were $117.9 million in 1998, or 10.8% of net sales. This compared to $102.4 million, or 10.9% of net sales for 1997. The aggregate dollar increase in SG&A was primarily attributable to the increased sales volume in commercial aerospace and the acquired Clark-Schwebel business.

     R&T Expenses: R&T expenses were $23.7 million in 1998, or 2.2% of net sales. This compared to $18.4 million, or 2.0% of net sales for 1997. The aggregate dollar increase in R&T was attributable to additional expenditures in 1998 resulting from an increased commitment to R&T activities, and to a lesser extent, the acquired Clark-Schwebel business.

     Operating Income: Operating income increased from $76.5 million, or 8.2% of net sales, in 1997 to $117.0 million, or 10.7% of net sales, in 1998. The aggregate increase in operating income reflected the higher sales volume, improved gross margins, a $12.6 million decrease in business acquisition and consolidation expenses and $7.6 million from the acquired Clark-Schwebel business. Excluding business acquisition and consolidation expenses, operating income as a percentage of sales increased from 10.9% in 1997 to 11.9% in 1998.

     Interest Expense: Interest expense was $38.7 million, or 3.6% of net sales, for 1998 compared to $25.8 million, or 2.7% of net sales, for 1997. The increase in interest expense was primarily due to the additional financing required for the acquired Clark-Schwebel business as well as working capital needs, and a $1.6 million write-off of capitalized loan fees relating to the Company's previous credit facilities.

     Recovery of (Provision for) Income Taxes: The effective income tax rate for 1998 was 36%. For the year ended December 31, 1997, the recovery of income taxes was $22.9 million, which included a $39.0 million reversal of a U.S. tax valuation allowance.

      Prior to September 30, 1997, the Company had fully provided valuation allowances against its U.S. net deferred tax assets, as there were uncertainties regarding the Company's ability to generate sufficient future taxable income to realize these net deferred tax assets. On September 30, 1997, the Company reversed its U.S. tax valuation allowance, as it was more likely than not that these tax assets would be realized. As a result, excluding the $39.0 million U.S. valuation allowance reversal, no provision for U.S. federal income taxes had been recorded for the first nine months of 1997 due to the utilization of net operating loss carryforwards.

     Equity in Income of Affiliated Companies: As part of the acquired Clark-Schwebel business, net income for 1998 included $0.5 million of equity in income from affiliated companies.

    Net Income and Net Income Per Share:

   ------------------------------------------------------------------------------------------------------------------
   (In millions, except per share data)                                                    1998               1997
   ------------------------------------------------------------------------------------------------------------------
   Net income                                                                          $   50.4      $        73.6
   Diluted net income per share                                                        $   1.24      $        1.74
   Diluted net income per share, excluding goodwill amortization                       $   1.34      $        1.77
   Adjusted diluted net income per share, excluding BA&C expenses and other
    acquisition-related costs, and assuming a U.S. effective tax rate of 36% in        $   1.43      $        1.17
    1997
   Diluted weighted average shares outstanding                                             45.7               46.0
   ------------------------------------------------------------------------------------------------------------------

     See Note 13 to the accompanying consolidated financial statements for the calculation, including the number of shares used, of diluted net income per share.


Financial Condition and Liquidity

Financial Resources


     In connection with the acquisition of the industrial fabrics business of Clark-Schwebel on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Clark-Schwebel business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended on January 21, 1999, August 13, 1999 and March 7, 2000, to accommodate, among other things, the issuance of $240.0 million of 9.75% senior subordinated notes and the impact of the decline in the Company's operating results on certain financial covenants.

     Effective with the March 7, 2000, amendment, the Senior Credit Facility provides Hexcel with approximately $516.5 million of borrowing capacity, subject to certain limitations. Interest on outstanding borrowings ranges from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee that ranges from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain defined circumstances, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings on September 30, 2000.

     For the years ended December 31, 1999, 1998 and 1997, interest on outstanding borrowings under Hexcel's Senior Credit Facility, or previous revolving credit facility, bore interest at approximately 0.30% to 2.75% in excess of the applicable London interbank rate, or at the option of Hexcel, 0.0% to 1.75% in excess of the base rate of the administrative agent for the lenders, and was subject to a commitment fee ranging from approximately 0.20% to 0.50% per annum of the total facility.

     Hexcel believes that the Senior Credit Facility, as amended, is sufficient to fund its worldwide operations in 2000. The Senior Credit Facility is scheduled to expire in September 2004, except for approximately $98 million which is due for repayment in September 2005. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, and is generally prohibited from paying dividends or redeeming capital stock.

     In February 1999, the Company redeemed $12.5 million of its increasing rate senior subordinated notes payable to a related party. Such repayment was financed with borrowings under the Company's Senior Credit Facility.

     Further  discussion  of the Company's  financial  resources is contained in
Note 7 to the accompanying  consolidated  financial statements.

Other Financial Commitments

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alar Setor, Malaysia. Products manufactured by both joint ventures will be shipped to Hexcel's customers worldwide, and it is anticipated that the first parts will be delivered to customers in 2001. Hexcel has commitments to invest approximately $10.7 million in these joint ventures, which are part of the Company's Engineered Products business segment, and to provide additional loan guarantees of $13.7 million. These commitments are expected to be made in increments through 2002.

     Mandatory  redemption  of  the  Company's  7.0%  convertible   subordinated
debentures, due 2011, is scheduled to begin in 2002 through annual sinking fund requirements of $1.1 million in 2002 and $1.8 million in each year thereafter.

     In 1998, Hexcel entered into a $50.0 million capital lease for property, plant and equipment used in the acquired Clark-Schwebel business. The lease expires in September 2006 and includes various purchase options.

Capital Expenditures

     Capital expenditures were $35.6 million in 1999, compared with $66.5 million in 1998 and $57.4 million in 1997. Pro forma 1998 capital expenditures were approximately $70 million. The decrease in 1999 expenditures from 1998 reflects reduced spending due to changing market conditions, the benefits from Hexcel's Lean Enterprise program, and a commitment by the Company to reduce its debt. The Company expects its capital spending in 2000 to approximate $35 to $40 million.

Adjusted EBITDA, Cash Flows and Ratio of Earnings to Fixed Charges

     1999: Earnings before business acquisition and consolidation expenses, interest, taxes, depreciation, amortization, and equity in income and write-down in investments in affiliated companies ("Adjusted EBITDA") in 1999 were $150.4 million. Net cash provided by operating activities was $133.7 million, as $61.3 million of non-cash depreciation and amortization, a $20.0 million non-cash write-down in an investment in an affiliated company, $80.9 million of working capital reductions and $20.1 million of BA&C expenses more than offset $23.3 million of net loss, $15.8 million of non-cash deferred income taxes, and cash used by all other operating activities. The decrease in working capital reflects lower levels of receivables and inventory due to aggressive working capital management, the Company's Lean Enterprise program and lower sales volumes.

     Net cash used for investing activities was $40.3 million, primarily reflecting the Company's capital expenditures and investments in affiliated companies. Net cash used for financing activities was $99.5 million, reflecting net debt reduction and $11.0 million of debt issuance costs primarily pertaining to the issuance of the senior subordinated notes, due 2009.

     1998: Adjusted EBITDA for 1998 was $177.2 million. Pro forma Adjusted EBITDA, giving effect to the acquisition of the Clark-Schwebel business as if the transaction had occurred at the beginning of the year, was approximately $208 million. Net cash provided by operating activities was $93.8 million, as $50.4 million of net income and $54.4 million of non-cash depreciation, amortization and deferred income taxes were partially offset by increased working capital of $14.5 million.

     Net cash used for investing activities was $539.2 million, primarily reflecting $472.8 million of net cash paid for the Clark-Schwebel business, and $66.5 million of capital expenditures. Net cash provided by financing activities was $440.7 million, primarily reflecting $459.7 million of net funds borrowed under the Senior Credit Facility, including the financing of the acquisition of the Clark-Schwebel business, offset in part by the repurchase of $10.0 million of treasury stock and $10.3 million of debt issuance costs primarily incurred to obtain the Senior Credit Facility.

     1997: Adjusted EBITDA for 1997 was $137.6 million, and pro forma Adjusted EBITDA was approximately $188 million. Net cash provided from operations was $29.2 million, as $73.6 million of net income and $35.8 million of depreciation and amortization were offset by $33.2 million of non-cash deferred income taxes and a $46.7 million increase in working capital. Net cash used for investing activities was $82.9 million, including $57.4 for capital expenditures and $37.0 million of cash paid for the Fiberite transaction, which were partially offset by $13.5 million of proceeds from the sale of a facility and the sale of a 50% interest in a joint venture. These investing activities were funded by cash from operations and $57.2 million of borrowings under a revolving credit facility.

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

     A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for 1999, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------------------------------------------
(In millions)                                                                  1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $      (23.3)     $    50.4     $     73.6
Provision for (recovery of) income taxes                                       (1.7)          28.4          (22.9)
Interest expense                                                               73.9           38.7           25.8
Depreciation and amortization                                                  61.3           47.5           35.8
Equity in income and write-down of investments in
  affiliated companies                                                         20.0           (0.5)             -
Other                                                                           0.1              -              -
--------------------------------------------------------------------------------------------------------------------
EBITDA                                                                        130.3          164.5          112.3
Business acquisition and consolidation  expenses                               20.1           12.7           25.3
--------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                        $      150.4      $   177.2     $    137.6
--------------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                                             0.7x           2.9x           2.8x
--------------------------------------------------------------------------------------------------------------------

     The decrease in the earnings to fixed charges ratios from 1998 to 1999 reflects the Company's lower operating income, higher interest costs and business acquisition and consolidation expenses. The ratio of earnings to fixed charges is equal to net income (loss), excluding income taxes and interest expense, divided by interest expense. Interest expense includes approximately one-third of the Company's rental expense.

Business Acquisition and Consolidation Programs

     Since 1996, Hexcel has implemented, or begun to implement, three business acquisition and consolidation ("BA&C") programs. The primary purpose of these programs is to integrate acquired businesses by rationalizing manufacturing facilities, creating centers of manufacturing excellence, and combining various administrative functions with existing operations. Activity for these programs for the three years ending December 31, 1999, as well as a discussion on each of the programs, are as follows:

------------------------------------------------- ------------- ------------- ----------- --------------- -----------
                                                   September      December                   Fiberite
                                                      1999          1998         1996     Transaction &
(In millions)                                       Program       Program      Program        Other         Total
------------------------------------------------- ------------- ------------- ----------- --------------- -----------
Balance as of January 1, 1997                      $        -    $        -   $    25.4   $        -   $      25.4
BA&C expenses                                               -             -        12.3         13.0          25.3
Cash expenditures                                           -             -       (20.6)       (13.0)        (33.6)
Non-cash usage, including asset write-downs                 -             -        (4.9)           -          (4.9)
------------------------------------------------- -- ---------- -- ---------- --- ------- ---- ------- ---- ---------
Balance as of December 31, 1997                             -             -        12.2            -          12.2
BA&C expenses                                               -           5.6         6.4          0.7          12.7
Cash expenditures                                           -          (0.6)       (7.4)        (0.7)         (8.7)
Non-cash usage, including asset write-downs                 -             -        (8.0)                      (8.0)
------------------------------------------------- -- ---------- -- ---------- --- ------- ---- ------- ---- ---------
Balance as of December 31, 1998                             -           5.0         3.2            -           8.2
BA&C expenses                                            15.4           4.7           -            -          20.1
Cash expenditures                                        (0.5)         (6.5)       (2.5)           -          (9.5)
Non-cash usage, including asset write-downs             (11.8)         (2.2)          -            -         (14.0)
Reclassification of foreign government grant
  payable to accrued liabilities                            -             -        (0.7)           -          (0.7)
------------------------------------------------- -- ---------- -- ---------- --- ------- ---- ------- ---- ---------
Balance as of December 31, 1999                    $      3.1    $      1.0   $       -   $        -   $       4.1
------------------------------------------------- -- ---------- -- ---------- --- ------- ---- ------- ---- ---------

September 1999 Program

     On September 27, 1999, Hexcel announced a new BA&C program that entails a further rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this BA&C program include consolidating the production of certain product lines, including relocating equipment and requalifying the respective product lines; vacating certain leased facilities; and consolidating the Company's Composite Materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. The consolidation program impacts all of the Company's business segments and is anticipated to be substantially complete in 2001, with annualized operating cost savings of more than $24 million.

     Total expenses and cash expenditures for this program are expected to approximate $33 million and $27 million, respectively. Expected cash expenditures include $6.0 million of capital expenditures. As of December 31, 1999, the Company had recorded $15.4 million of BA&C expenses for this program, including $11.8 million of non-cash write-downs on equipment. The write-downs have reduced the applicable equipment to their estimated net realizable value.

December 1998 Program

     In December 1998, Hexcel announced consolidation actions within its Reinforcement Products and Composite Materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the acquired Clark-Schwebel business, and the combination of its U.S., European and Pacific Rim Composite Materials businesses into a single global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, resulting in the elimination of approximately 100 operating, sales, marketing and administrative positions. Estimated annual cash savings from these business consolidation activities, which the Company has already begun to realize, are approximately $10 million.

     On March 16, 1999, Hexcel expanded its actions relating to the integration of the acquired Clark-Schwebel business with the announcement of the closure of its Cleveland, Georgia, facility, which, at that time, employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment has been relocated to the Company's Anderson, South Carolina, facility. The closure of this facility, which was completed on September 3, 1999, was the result of current competitive conditions in the global market for electronic fiberglass materials and was not expected at the time of the acquisition of the Clark-Schwebel business. The closure of this facility is expected to generate $3.5 million in annualized savings.

     During 1999, the Company recorded $4.7 million of BA&C expenses for the December 1998 program, including $2.2 million of non-cash write-downs of equipment that was disposed of; costs associated with the closing and relocation of certain equipment from the Company's Cleveland, Georgia, facility; and employee severance for administrative positions relating to the consolidation of the Composite Materials business segment.

1996 Program

     In 1996, Hexcel announced plans to consolidate its operations over a period of three years. The objective of the program was to integrate acquired assets and operations into Hexcel, and to reorganize its manufacturing and research activities around strategic centers dedicated to select product technologies. The BA&C program was also intended to eliminate excess manufacturing capacity and redundant administrative functions. Hexcel expected this consolidation program to take approximately three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Specific actions of the consolidation program included the elimination of approximately 245 manufacturing, marketing and administrative positions, the closure of a facility, the consolidation of Hexcel's manufacturing operations in Europe, the consolidation of Hexcel's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources. Total expenses for the 1996 program were $61.1 million, or $6.4 million more than Hexcel's original estimate, and total cash expenditures were $42.1 million. The additional expenses were primarily the result of a non-cash write-down of the carrying value of Hexcel's wholly-owned Italian subsidiary, as more fully discussed below, which was recorded in 1998.

     As part of the 1996 BA&C program, Hexcel disposed of its operations in Brindisi, Italy (the "Italian Operations"). Since its acquisition in 1996, the Italian Operations had immaterial revenues, incurred operating losses, and had not been strategically important to Hexcel. Consequently, Hexcel periodically evaluated the recoverability of its carrying value pursuant to Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 1998, Hexcel again evaluated the recoverability of the carrying value of its Italian Operations in light of its continuing operating losses and certain offers received from interested buyers. In assessing whether an impairment had occurred, Hexcel considered the offers received, as well as the future undiscounted cash flows related to its Italian Operations. As a result, Hexcel recorded a charge of $5.6 million in 1998 for an asset impairment related to its Italian Operations, which was included in BA&C expenses. The estimate of fair value used in determining the impairment charge was based on the offers received from the interested buyers. In 1999, the Company disposed of its Italian Operations for net proceeds that approximated amounts accrued. The Company accounted for its Italian Operations under its Engineered Products business segment.

     Due to the timing of the 1996 BA&C program, and the fact that the consolidation of existing and acquired businesses occurred at the same time Hexcel was experiencing an increase in its commercial aerospace market, the exact amount of annual savings attributable to this program is difficult to isolate. However, Hexcel believes that the cost savings achieved equaled or exceeded the target of $32 million per year. The program was a key contributor to the improvement in the Company's operating margins in 1998 and 1997.

Fiberite Transaction and Other BA&C Expenses

     The acquisition of the Fiberite assets was substantially downsized from an original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300 million. As a result of the downsized transaction, the Company wrote off $5.0 million of acquisition and financing costs to BA&C expenses in 1997. In addition, the Company expensed $8.0 million of acquired in-process research and technology purchased from Fiberite, which is also included in 1997 BA&C expenses.

     Further discussion and analysis of the Company's business acquisition and consolidation programs is contained in Note 3 to the accompanying consolidated financial statements.


Market Risks

     The Company's financial position, results of operations and cash flows are subject to market risks, which primarily include fluctuations in interest rates and exchange rate variability.

Interest Rate Risks

     Hexcel's long-term debt bears interest at both fixed and variable rates. As a result, the Company's results of operations are affected by interest rate changes on its variable rate debt. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, the 1999 net loss of $23.3 million would have been $22.0 million and $24.6 million, respectively.

     In order to partially mitigate risks in interest rate fluctuations, in 1998, Hexcel entered into a five-year interest rate cap agreement which covers a notional amount of $50.0 million of the Company's variable rate debt under the Senior Credit Facility. In addition, on January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009. Net proceeds of approximately $231 million from this offering were used to redeem variable rate amounts owed under the Senior Credit Facility.

Foreign Currency Risks

     Hexcel is  subject to  foreign  currency  exchange  rate risk  relating  to receipts from customers and payments to suppliers using non-local or "non-functional" currencies. In general, the Company maintains a "naturally hedged" position where it balances customer receipts and supplier payments with similar currencies. Net exposures are hedged by purchasing foreign currency forward contracts. Consistent with the nature of the economic hedge of such foreign exchange contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. As of December 31, 1999, the Company had limited net exposure in relation to its non-functional currencies as well as a limited amount of outstanding foreign exchange contracts. Accordingly, the impact of a 10% appreciation and a 10% depreciation of the U.S. dollar against the Company's net non-functional currencies and foreign exchange contracts would not represent a material potential gain or loss in fair value, net loss or cash flows.

     The primary currencies for which the Company has foreign currency translation exchange rate exposure are the Euro and the British pound. The Company does not participate in hedging activities to offset translation effects of changes in foreign exchange rates on the Company's consolidated financial position, results of operations and cash flows. The impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Company's net underlying foreign currency translation exposures could be significant.

Other Risks

     As of December 31, 1999, the aggregate fair values of the Company's senior subordinated notes, due 2009, convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were $205.2 million, $80.1 million and $18.5 million, respectively. The convertible debt securities are convertible into Hexcel common stock at a price of $15.81 and $30.72 per share, respectively. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Due to the conversion feature in these debt securities, fair values are subject to fluctuations based on the value of the Company's stock and the Company's credit rating, as well as changes in interest rates for debt securities with similar terms.

     Assuming that all other  factors  remain  constant,  the fair values of the
Company's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, would be approximately $88.1 million and $20.2 million, respectively, assuming a 10% favorable change in the market price of the Company's stock, and $72.1 million and $16.7 million, respectively, assuming a 10% unfavorable change in market price.


Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue, and provides guidance for disclosures related to revenue recognition policies. At this time, management is still assessing the impact of SAB 101 on Hexcel's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, which will be adopted on January 1, 2001, is not expected to have a material impact on Hexcel's consolidated financial statements.


Year 2000 Readiness Disclosure

     In 1998, Hexcel developed and began to implement a six-phase plan to address the ability of its information technology systems and other technology devices with embedded microprocessors (collectively "Business Systems and Devices") to recognize and process dates starting with the year 2000 and beyond (the "Year 2000"). The implementation of this plan was substantially completed prior to December 31, 1999. Monitoring and testing activities continued in January and February 2000. As of March 24, 2000, the Company has not experienced any significant information processing errors or operational failures in its Business Systems and Devices attributable to the Year 2000 issue. Furthermore, the Company has not experienced any significant disruptions in the procurement of materials and services from suppliers, in the manufacture of products by the Company's manufacturing facilities, or in the sale and delivery of products to customers.

     The total estimated costs to address the Company's Year 2000 issues, including the costs of ensuring that the Company's Business Systems and Devices were Year 2000 compliant, were approximately $4.4 million, of which $4.2 million had been incurred as of December 31, 1999. Remaining expenditures of $0.2 million are expected to be completed in the first quarter of 2000.

Forward-Looking Statements and Risk Factors

     This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) expectations regarding inventory adjustments in excess of build rate changes by aerospace customers; (c) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (d) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2000 and beyond, as well as the impact of such growth on carbon fibers sales; (e) expectations regarding the growth in demand for electronics fabrics used in multi-layer PCBs, as well as future industry capacity utilization and pricing trends in the electronics fabrics industry; (f) expectations regarding growth in demand for lightweight protective vests made of aramid and specialty fabrics; (g) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (h) estimates of changes in net sales by market compared to 1999; (i) expectations regarding manufacturing productivity and operating expenses, including the estimated cost reductions and other benefits of the Company's business acquisition and consolidation programs and Lean Enterprise initiatives; (j) estimates of the timing, expenses and cash expenditures required to complete the September 1999 business consolidation program; (k) expectations regarding working capital trends, capital expenditures and investments in joint ventures; (l) the evaluation of strategic alternatives for the Engineered Products business segment, including a possible sale; (m) the sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2000; (n) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates and fluctuations in the market price of the Company's common stock; (o) expectations regarding the remaining expenditures related to and the potential impact of the Year 2000 issue; and (p) expectations regarding the Company's electronic commerce strategy.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.

     If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. In addition to other factors that affect Hexcel's operating results and financial position, neither past financial performance nor the Company's expectations should be considered reliable indicators of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the Company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the Company's stock price. In addition, failure of sales or income in any quarter to meet the investment community's expectations, as well as broader market trends, can have an adverse impact on the Company's stock price. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

Consolidated Financial Statements

Description                                                                                                    Page
------------------------------------------------------------------------------------------------------------ ---------
Management Responsibility for Consolidated Financial Statements                                                 48
Report of Independent Accountants                                                                               49
Consolidated Financial Statements:
   Consolidated Balance Sheets as of December 31, 1999 and 1998                                                 50
   Consolidated Statements of Operations for each of the three years ended December 31, 1999                    51
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
      for each of the three years ended December 31, 1999                                                       52
   Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999                    53
   Notes to the Consolidated Financial Statements                                                           54- 79

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

     Hexcel maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for purposes of preparing financial statements, and that assets are safeguarded and accounted for properly. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed benefits derived from control.

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


/s/ JOHN J. LEE
John J. Lee
Chief Executive Officer


/s/ STEPHEN C. FORSYTH
Stephen C. Forsyth
Chief Financial Officer


/s/ KIRK G. FORBECK
Kirk G. Forbeck
Chief Accounting Officer

Report of Independent Accountants

To the Board of Directors and
   Stockholders of Hexcel Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 3l, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
January 18, 2000, except as to
     Senior Credit Facility in Note 7
     which is as of March 7, 2000

Hexcel Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31,
--------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                                    1999                 1998
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $         0.2       $          7.5
  Accounts receivable                                                                  158.6                188.4
  Inventories                                                                          153.7                213.2
  Prepaid expenses and other assets                                                      5.1                 10.1
  Deferred tax asset                                                                    10.2                 19.8
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                327.8                439.0

Net property, plant and equipment                                                      392.1                432.6
Goodwill and other purchased intangibles, net of accumulated
   amortization of $24.9 in 1999 and $11.7 in 1998                                     411.2                425.4
Investments in affiliated companies and other assets                                   130.8                107.2
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $     1,261.9       $      1,404.2
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current maturities of capital lease obligations            $        34.3       $         26.9
  Accounts payable                                                                      80.3                 81.8
  Accrued compensation and benefits                                                     38.4                 42.2
  Other accrued liabilities                                                             57.5                 68.5
--------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                            210.5                219.4


Long-term notes payable and capital lease obligations                                  712.5                802.4
Indebtedness to related parties                                                         24.1                 35.7
Other non-current liabilities                                                           44.7                 44.3
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                   991.8              1,101.8
--------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (see notes)

Stockholders' equity:
   Preferred stock, no par value, 20.0 shares of stock authorized,
        no stock issued or outstanding in 1999 and 1998                                    -                    -
   Common stock, $0.01 par value, 100.0 shares of stock authorized,
       shares of stock issued and outstanding of 37.4 in 1999 and 37.2 in 1998           0.4                  0.4
   Additional paid-in capital                                                          273.6                271.5
   Retained earnings                                                                    11.6                 34.9
   Accumulated other comprehensive income (loss)                                        (4.8)                 6.3
--------------------------------------------------------------------------------------------------------------------
                                                                                       280.8                313.1
  Less- treasury stock, at cost, 0.8 shares of stock in 1999 and 1998                  (10.7)               (10.7)
--------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           270.1                302.4
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $     1,261.9       $      1,404.2
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(In millions, except  per share data)                                          1999          1998           1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                $  1,151.5    $  1,089.0      $   936.9

Cost of sales                                                                 909.0         817.7          714.3
--------------------------------------------------------------------------------------------------------------------

Gross margin                                                                  242.5         271.3          222.6

Selling, general and administrative expenses                                  128.7         117.9          102.4
Research and technology expenses                                               24.8          23.7           18.4
Business acquisition and consolidation expenses                                20.1          12.7           25.3
--------------------------------------------------------------------------------------------------------------------

Operating income                                                               68.9         117.0           76.5

Interest expense                                                               73.9          38.7           25.8
--------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                              (5.0)         78.3           50.7

Recovery of (provision for) income taxes                                        1.7         (28.4)          22.9
Equity in income and write-down of investments in affiliated companies        (20.0)          0.5              -
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $    (23.3)   $     50.4      $    73.6
--------------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
  Basic                                                                  $    (0.64)   $     1.38      $    2.00
  Diluted                                                                $    (0.64)   $     1.24      $    1.74

Weighted average shares:
  Basic                                                                        36.4          36.7           36.7
  Diluted                                                                      36.4          45.7           46.0
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Years Ended December 31, 1999, 1998 and 1997
---------------------------------------------------------------------------------------------------- -------------
                                 Common Stock
                              -------------------- Retained   Accumulated
                                      Additional   Earnings      Other                     Total      Comprehensive
                                       Paid-in   (Accumulated Comprehensive   Treasury  Stockholders'     Income
(In millions)                   Par     Capital    Deficit)    Income (Loss)   Shares      Equity         (Loss)
----------------------------------------------------------------------------------------------------  ------------
Balance, January 1, 1997       $ 0.4   $   260.1   $ (89.1)   $     8.5    $  (0.6)     $  179.3

 Net income                                           73.6                                  73.6        $   73.6
 Currency translation
  adjustment                                                       (9.6)                    (9.6)           (9.6)
                                                                                                      ------------
   Comprehensive income                                                                                     64.0
                                                                                                      ------------
 Activity under stock plans                  6.6                                             6.6
 Conversion of senior
  subordinated notes                         0.1                                             0.1
 Treasury stock purchased                                                     (0.1)         (0.1)
----------------------------------------------------------------------------------------------------

Balance, December 31, 1997       0.4       266.8     (15.5)        (1.1)      (0.7)        249.9

 Net income                                           50.4                                  50.4            50.4
 Currency translation
  adjustment                                                        7.4                      7.4             7.4
                                                                                                      ------------
   Comprehensive income                                                                                     57.8
                                                                                                      ------------
 Activity under stock plans                  4.6                                             4.6
 Conversion of senior
  subordinated notes                         0.1                                             0.1
 Treasury stock purchased                                                    (10.0)        (10.0)
----------------------------------------------------------------------------------------------------

Balance, December 31, 1998       0.4       271.5      34.9          6.3      (10.7)        302.4

 Net loss                                            (23.3)                                (23.3)          (23.3)
 Currency translation
  adjustment                                                      (11.1)                   (11.1)          (11.1)
                                                                                                      ------------
   Comprehensive loss                                                                                   $  (34.4)
                                                                                                      ------------
 Activity under stock plans                  2.1                                             2.1
----------------------------------------------------------------------------------------------------
Balance, December 31, 1999     $ 0.4   $   273.6   $  11.6    $    (4.8)   $ (10.7)     $  270.1
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In millions)                                                              1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                                   $   (23.3)      $     50.4         $  73.6
  Reconciliation to net cash provided (used) by:
   Depreciation                                                            47.9             37.4            33.2
   Amortization                                                            13.4             10.1             2.6
   Deferred income taxes                                                  (15.8)             6.9           (33.2)
   Business acquisition and consolidation expenses                         20.1             12.7            25.3
   Business acquisition and consolidation payments                         (9.5)            (8.7)          (33.6)
   Write-off of purchased in-process technologies                             -                -             8.0
   Equity in income and write-down of investments in
      affiliated companies                                                 20.0             (0.5)              -
   Changes in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts receivable                            16.1             18.2           (37.6)
     Decrease (increase) in inventories                                    49.0             (9.3)          (23.8)
     Decrease (increase) in prepaid expenses and other assets               1.5             (2.9)            1.7
     Increase (decrease) in accounts payable and accrued liabilities       11.9            (17.1)           23.6
     Changes in other non-current assets and long-term liabilities          2.4             (3.4)          (10.6)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              133.7             93.8            29.2
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                                                    (35.6)           (66.5)          (57.4)
  Cash paid for business acquisitions                                         -           (472.8)          (37.0)
  Investments in affiliated companies                                      (4.7)            (1.3)           (2.0)
  Dividends received from affiliated companies                                -              1.4               -
  Proceeds from sale of other assets                                          -                -            13.5
---------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                 (40.3)          (539.2)          (82.9)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from credit facilities                                          37.7            726.0            84.7
  Repayments of credit facilities                                        (349.6)          (266.3)          (27.5)
  Proceeds from issuance of long-term debt                                240.0              0.3             3.2
  Repayments of long-term debt                                            (18.0)            (1.8)           (9.7)
  Debt issuance costs                                                     (11.0)           (10.3)              -
  Purchase of treasury stock                                                  -            (10.0)           (0.1)
  Activity under stock plans                                                1.4              2.8             3.4
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities                   (99.5)           440.7            54.0
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               (1.2)             3.2             0.7
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (7.3)            (1.5)            1.0
Cash and cash equivalents at beginning of year                              7.5              9.0             8.0
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $     0.2       $      7.5         $   9.0
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)


Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Accounting

     The accompanying consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Hexcel is a leading international producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in commercial aerospace, space and defense, electronics, and industrial markets. The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia, Australia and South America. The Company is also a member of six joint ventures, four of which manufacture and market reinforcement products and composite materials in Europe, Asia and the United States, and two of which will manufacture composite structures and interiors in Asia.

     As discussed in Note 2, Hexcel acquired the industrial fabrics business of Clark-Schwebel, Inc. and its subsidiaries ("Clark-Schwebel") on September 15, 1998, including interests in three joint ventures. Hexcel also acquired the satellite business and rights to certain technologies of Fiberite, Inc. ("Fiberite"), on September 30, 1997. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income, and cash flows include the financial position, results of operations and cash flows of the businesses acquired as of such dates and for such periods that these businesses were owned by Hexcel.

Use of Estimates

     The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Hexcel invests excess cash in investments with original maturities of less than three months. The investments consist primarily of Eurodollar time deposits and are stated at cost, which approximates fair value. The Company considers such investments to be cash equivalents for purposes of the consolidated statements of cash flows.

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

Goodwill and Other Purchased Intangibles

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of the net assets of businesses acquired, and other purchased intangibles, are amortized on a straight-line basis over estimated economic lives, which are as follows:

     Goodwill from the acquisition of the Clark-Schwebel business                    40 years
     Other goodwill                                                                  20 years
     Other purchased intangibles                                                  10-15 years

Investments in Affiliated Companies

     Investments in affiliated companies consist of equity interests in joint ventures, which are accounted for using the equity method of accounting.

Debt Financing Costs

     Debt financing costs are deferred and amortized over the life of the related debt, which ranges from 7 to 10 years.

Asset Recoverability

     Management periodically reviews the recoverability of all long-term assets, including the related amortization period, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

Stock-Based Compensation

     Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is not recognized when options are granted at the fair market value at the date of grant. Hexcel also provides additional pro forma disclosures as required under Statement of Financial
Accounting   Standards   ("SFAS")   No.   123,   "Accounting   for   Stock-Based
Compensation."

Currency Translation

     The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "stockholders' equity." Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the accompanying consolidated statements of operations and were not material to Hexcel's consolidated results of operations in 1999, 1998 or 1997.

Revenue Recognition

     Product sales are recognized on the date of shipment. Revenue derived from design, installation and support services are recognized when the service is provided or, alternatively, when the product to which the service relates is delivered to the customer.

Derivative Financial Instruments

     Hexcel employs an interest rate cap agreement and foreign currency forward contracts in the management of its interest rate and currency exposures. The Company has designated its interest rate cap agreement against a specific debt instrument and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from foreign currency forward contracts are recognized in income (loss) as offsets to gains and losses resulting from the underlying hedged transaction. The Company does not hold financial instruments for trading purposes.

Concentration of Credit Risk

     Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 38% and 46% of the Company's 1999 and 1998 net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 1999 and 1998, the allowance for doubtful accounts was $6.0 and $6.8, respectively. Bad debt expense was $0.7, $0.8 and $0.2 in 1999, 1998 and 1997, respectively.

Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue, and provides guidance for disclosures related to revenue recognition policies. At this time, management is still assessing the impact of SAB 101 on Hexcel's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, which will be adopted on January 1, 2001, is not expected to have a material impact on Hexcel's consolidated financial statements.

Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 1999 presentation.


Note 2 - Business Acquisitions

Acquired Clark-Schwebel Business

     On September 15, 1998, Hexcel acquired certain assets and assumed certain operating liabilities from Clark-Schwebel. The business acquired from Clark-Schwebel is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed circuit boards for electronic equipment such as computers, cellular telephones, televisions and automobiles. This business also produces high-performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. At the date of acquisition, Clark-Schwebel operated four manufacturing facilities in the southeastern U.S. and had approximately 1,300 full-time employees.

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures:

- a 43.6% share in CS-Interglas AG ("CS-Interglas"), headquartered in Germany, together with fixed price options to increase this equity interest to 84%. Hexcel's acquisition of this investment was completed on December 23, 1998;
- a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan: a 50% interest in Nittobo Norplex Oak Co., Ltd. and a 51% interest in Asahi-Schwebel Taiwan; and
- a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

     CS-Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The exercise price of the options to increase the equity interest in CS-Interglas was significantly higher than their fair market value, and as a result, Hexcel allowed the options to expire unexercised on December 31, 1999.

     The acquisition of Clark-Schwebel's industrial fabrics business was completed pursuant to an asset purchase agreement dated July 25, 1998, as amended by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the business, other than certain excluded assets and liabilities, in exchange for approximately $473 in cash. The assets acquired and the liabilities assumed or incurred were:

Estimated fair value of assets acquired:
  Cash                                                                                                     $   5.0
  Accounts receivable                                                                                         20.2
  Inventories                                                                                                 35.5
  Net property, plant and equipment                                                                           70.0
  Investment in joint ventures, intangibles and other assets                                                  68.4
  Goodwill                                                                                                   365.3
------------------------------------------------------------------------- ------------------------------------------
Total assets acquired                                                                                        564.4
------------------------------------------------------------------------- ------------------------------------------

Estimated fair value of liabilities assumed or incurred:
  Accounts payable and accrued liabilities                                                                    32.5
  Capital lease obligations                                                                                   50.0
  Other non-current liabilities                                                                                4.1
------------------------------------------------------------------------- ------------------------------------------
Total liabilities assumed or incurred                                                                         86.6
------------------------------------------------------------------------- ------------------------------------------
Estimated fair value of net assets acquired                                                                $ 477.8
------------------------------------------------------------------------- ------------------------------------------
Less cash acquired                                                                                            (5.0)
------------------------------------------------------------------------- ------------------------------------------
Net cash paid                                                                                              $ 472.8
------------------------------------------------------------------------- ------------------------------------------

     The allocations of the purchase price to the assets acquired and liabilities assumed or incurred in connection with the Clark-Schwebel business were based on estimates of fair values. As part of the acquisition, Hexcel entered into a $50.0 lease for property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease that includes purchase options. Refer to Note 7 for information regarding acquisition financing.

Acquired Fiberite Assets

     On September 30, 1997, the Company acquired from Fiberite its satellite business consisting of intangible assets and inventory, and certain non-exclusive worldwide rights to other prepreg technologies, for $37.0 in cash. The acquisition was accounted for using the purchase method. Under this method, substantially all of the $37.0 purchase price, less an $8.0 write-off of acquired in-process research and technology, was allocated to intangible assets.

Pro Forma Financial Information (Unaudited)

     The pro forma net sales, net income and diluted net income per share of Hexcel for the years ended December 31, 1998 and 1997, giving effect to the acquisition of the business from Clark-Schwebel as if it had occurred at the beginning of the periods presented, were:

------------------------------------------------------------ ----------------- ------------------ -------------------
                                                                                          1998                1997
------------------------------------------------------------ ----------------- ------------------ -------------------
------------------------------------------------------------ -- -------------- --- -------------- -- ----------------
Pro forma net sales                                                              $     1,234.8     $       1,177.1
Pro forma net income                                                                      49.5                76.3
------------------------------------------------------------ -- -------------- --- -------------- -- ----------------

Pro forma diluted net income per share                                           $        1.22     $          1.79
------------------------------------------------------------ -- -------------- --- -------------- -- ----------------

     Pro forma adjustments giving effect to the acquired Fiberite business, as if it had occurred at the beginning of 1997, would not have had a material effect on the Company's consolidated financial statements.


Note 3 - Business Acquisition and Consolidation Programs

     Since 1996, Hexcel has implemented, or begun to implement, three business acquisition and consolidation ("BA&C") programs. The primary purpose of these programs is to integrate acquired businesses by rationalizing manufacturing facilities, creating centers of manufacturing excellence, and combining various administrative functions with existing operations. Activity for these programs for the three years ending December 31, 1999, as well as a detailed discussion on each of the programs, is as follows:

------------------------------------------------- ------------- ----------- ------------ --------------- ------------
                                                   September     December                   Fiberite
                                                      1999         1998        1996      Transaction &
                                                    Program      Program      Program        Other           Total
------------------------------------------------- ------------- ----------- ------------ --------------- ------------
Balance as of January 1, 1997                       $       -    $      -   $     25.4   $           -   $    25.4
BA&C expenses                                               -           -         12.3            13.0        25.3
Cash expenditures                                           -           -        (20.6)          (13.0)      (33.6)
Non-cash usage, including asset write-downs                 -           -         (4.9)              -        (4.9)
------------------------------------------------- --- --------- -- -------- ----- ------ ----- --------- -- ---------
Balance as of December 31, 1997                             -           -         12.2               -        12.2
BA&C expenses                                               -         5.6          6.4             0.7        12.7
Cash expenditures                                           -        (0.6)        (7.4)           (0.7)       (8.7)
Non-cash usage, including asset write-downs                 -           -         (8.0)              -        (8.0)
------------------------------------------------- --- --------- -- -------- ----- ------ ----- --------- -- ---------
Balance as of December 31, 1998                             -         5.0          3.2               -         8.2
BA&C expenses                                            15.4         4.7            -               -        20.1
Cash expenditures                                        (0.5)       (6.5)        (2.5)              -        (9.5)
Non-cash usage, including asset write-downs             (11.8)       (2.2)           -               -       (14.0)
Reclassification of foreign government grant
  payable to accrued liabilities                            -           -         (0.7)              -        (0.7)
------------------------------------------------- --- --------- -- -------- ----- ------ ----- --------- -- ---------
Balance as of December 31, 1999                     $     3.1    $    1.0   $        -   $           -   $     4.1
------------------------------------------------- --- --------- -- -------- ----- ------ ----- --------- -- ---------

September 1999 Program

     On September 27, 1999, Hexcel announced a BA&C program that entails a further rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this BA&C program include consolidating the production of certain product lines, including moving equipment and requalifying the respective product lines; vacating certain leased facilities; and consolidating the Company's Composite Materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. The consolidation program impacts all of the Company's business segments and is anticipated to be substantially complete in 2001.

     Total expenses and cash expenditures for this program are expected to approximate $33 and $27, respectively. Expected cash expenditures include $6.0 of capital expenditures. As of December 31, 1999, Hexcel had recorded $15.4 of BA&C expenses for this program, including $11.8 of non-cash write-downs on equipment. The write-downs reduced the applicable equipment to their estimated net realizable value.

     Accrued BA&C expenses as of December 31, 1999, and related activity for this program since the date of announcement, were as follows:

--------------------------------------------------------------- ------------------ ---------------- ----------------
                                                                      Employee        Facility &
                                                                    Severance &       Equipment
September 1999 Program                                               Relocation       Relocation             Total
--------------------------------------------------------------- ------------------ ---------------- ----------------
Balance as of January 1,  1999                                       $        -     $         -        $         -
BA&C expenses                                                               3.0            12.4               15.4
Cash expenditures                                                          (0.5)              -               (0.5)
Non-cash usage, including asset write-downs                                   -           (11.8)             (11.8)
--------------------------------------------------------------- ------ ---------- --- ------------ ----- -----------
Balance as of December 31, 1999                                      $      2.5     $       0.6        $       3.1
--------------------------------------------------------------- ------ ---------- --- ------------ ----- -----------

     As of December 31, 1999, accrued expenses for the September 1999 program primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

December 1998 Program

     In December 1998, Hexcel announced consolidation actions within its Reinforcement Products and Composite Materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the Clark-Schwebel business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

     On March 16, 1999, Hexcel expanded its actions relating to the integration of the acquired Clark-Schwebel business with the announcement of the closure of its Cleveland, Georgia, facility, which at that time employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment was relocated to the Company's Anderson, South Carolina, facility. The closure of this facility, which was completed on September 3, 1999, was the result of current competitive conditions in the global market for electronics fiberglass materials, and was not expected at the time of the acquisition of the Clark-Schwebel business.

     During 1999, Hexcel recorded $4.7 of BA&C expenses for the December 1998 program, primarily reflecting $2.2 of non-cash write-downs of equipment that was disposed of; costs associated with the closing and relocation of certain equipment from the Company's Cleveland, Georgia, facility; and employee severance for administrative positions relating to the consolidation of the Composite Materials business segment.

     Accrued BA&C expenses at December 31, 1999 and 1998, and activity for this program, were as follows:

--------------------------------------------------------------- ------------------ ---------------- ----------------
                                                                      Employee        Facility &
                                                                    Severance &       Equipment
December 1998 Program                                                Relocation       Relocation             Total
--------------------------------------------------------------- ------------------ ---------------- ----------------
Balance as of January 1,  1998                                       $        -      $         -        $        -
BA&C expenses                                                               3.3              2.3               5.6
Cash expenditures                                                          (0.3)            (0.3)             (0.6)
--------------------------------------------------------------- ------ ---------- ---- ------------ ----- ----------
Balance as of December 31, 1998                                             3.0              2.0               5.0
BA&C expenses                                                               2.1              2.6               4.7
Cash expenditures                                                          (4.1)            (2.4)             (6.5)
Non-cash usage, including asset write-downs                                   -             (2.2)             (2.2)
--------------------------------------------------------------- ------ ---------- ---- ------------ ----- ----------
Balance as of December 31, 1999                                      $      1.0      $         -        $      1.0
--------------------------------------------------------------- ------ ---------- ---- ------------ ----- ----------

     As of December 31, 1999, the remaining accrued expenses for this program primarily reflected severance for former employees of the Cleveland facility as well as for those administrative employees terminated in the second quarter of 1999. As of December 31, 1998, accrued BA&C expenses for this program primarily consisted of severance for employees terminated in December 1998, costs for early lease terminations, and equipment relocation costs incurred but not yet paid.

1996 Program

     In 1996, Hexcel announced plans to consolidate its operations over a period of three years. The objective of the program was to integrate acquired assets and operations into the Company, and to reorganize its manufacturing and research activities around strategic centers dedicated to select product technologies. The BA&C program was also intended to eliminate excess manufacturing capacity and redundant administrative functions. The Company expected this consolidation program to take approximately three years to complete, in part because of aerospace industry requirements to "qualify" specific equipment and manufacturing facilities for the manufacture of certain products. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. Specific actions of the consolidation program included the elimination of approximately 245 manufacturing, marketing and administrative positions, the closure of a facility, the consolidation of Hexcel's manufacturing operations in Europe, the consolidation of Hexcel's U.S. special process manufacturing activities, and the integration of sales, marketing and administrative resources. Total expenses over the life of the 1996 program were $61.1, or $6.4 more than Hexcel's original estimate, and total cash expenditures were $42.1. The additional expenses were primarily the result of a non-cash write-down of the carrying value of Hexcel's wholly-owned Italian subsidiary, as more fully discussed below, which was recorded in 1998.

     As part of the 1996 BA&C program, Hexcel disposed of its operations in Brindisi, Italy (the "Italian Operations"). Since its acquisition in 1996, the Italian Operations had immaterial revenues, incurred operating losses, and had not been strategically important to the Company. Consequently, the Company periodically evaluated the recoverability of its carrying value pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 1998, Hexcel again evaluated the recoverability of the carrying value of its Italian Operations in light of its continuing operating losses and certain offers received from interested buyers. In assessing whether an impairment had occurred, the Company considered the offers received, as well as the future undiscounted cash flows related to its Italian Operations. As a result, Hexcel recorded a charge of $5.6 in 1998 for an asset impairment related to its Italian Operations, which was included in BA&C expenses. The estimate of fair value used in determining the impairment charge was based on the offers received from the interested buyers. In 1999, the Company disposed of its Italian Operations for net proceeds that approximated amounts accrued. The Company accounted for its Italian Operations under its Engineered Products business segment.

     In 1998, Hexcel reversed $6.5 of accrued BA&C expenses relating to employee severance. From 1996 through 1998, during the implementation of the 1996 consolidation program, Hexcel experienced significant increased business volume in its commercial aerospace market, which enabled Hexcel to reassign employees who would have otherwise been terminated. As a result, the actual number of employees terminated was 100 fewer than in the original program, and Hexcel no longer required the full amount of its BA&C employee severance accrual. Also in 1998, Hexcel incurred additional facility and equipment relocation expenses of $6.7 relating to its 1996 consolidation program, which were primarily the result of actual costs for equipment moves exceeding previous estimates.

     Accrued BA&C expenses and related activity during the three years ended December 31, 1999 for this program, were as follows:

------------------------------------------------- ---------------- ----------------- ----------------- ----------------
                                                       Employee         Facility &
                                                     Severance &         Equipment
1996 Program                                         Relocation         Relocation            Other            Total
------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Balance as of January 1, 1997                       $      19.1        $       5.2        $     1.1        $    25.4
BA&C expenses                                                 -                7.7              4.6             12.3
Cash expenditures                                          (6.6)              (8.8)            (5.2)           (20.6)
Non-cash usage                                             (2.8)              (2.1)               -             (4.9)
------------------------------------------------- --- ------------ ----- ----------- ------ ---------- ----- ----------
Balance as of December 31, 1997                             9.7                2.0              0.5             12.2
BA&C expenses                                              (6.5)               7.3              5.6              6.4
Cash expenditures                                          (0.9)              (6.0)            (0.5)            (7.4)
Non-cash usage                                              0.5               (2.9)            (5.6)            (8.0)
------------------------------------------------- --- ------------ ----- ----------- ------ ---------- ----- ----------
Balance as of December 31, 1998                             2.8                0.4                -              3.2
Cash expenditures                                          (2.1)              (0.4)               -             (2.5)
Reclassification of foreign government
  grant payable to accrued liabilities                     (0.7)                 -                -             (0.7)
------------------------------------------------- --- ------------ ----- ----------- ------ ---------- ----- ----------
Balance as of December 31, 1999                     $         -        $         -        $       -        $       -
------------------------------------------------- --- ------------ ----- ----------- ------ ---------- ----- ----------

     As of December 31, 1998, accrued BA&C expenses for this program related to the Italian Operations' employee retirement costs, as well as to a foreign government grant received by the Company that is required to be repaid over a period of five years due to lower employee levels as a result of the consolidation program. Cash expenditures for the year ended December 31, 1999, primarily represented the employee retirement costs that were disbursed in connection with the disposal of the Italian Operations. The program's remaining accrued expense of $0.7, consisting of the foreign government grant payable, was transferred to accrued liabilities in the second half of 1999.

Fiberite Transaction and Other BA&C Expenses

     The acquisition of the Fiberite assets was substantially downsized from an original agreement whereby the Company had, subject to certain terms and conditions, committed to purchase selected assets and businesses of Fiberite for approximately $300. As a result of the downsized transaction, the Company wrote off $5.0 of acquisition and financing costs to BA&C expenses in 1997. In addition, the Company expensed $8.0 of acquired in-process research and technology purchased from Fiberite, which is also included in the 1997 BA&C expenses.

Note 4 - Inventories

---------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                                     $         55.5      $       90.9
Work in progress                                                                            47.8              77.8
Finished goods                                                                              50.4              44.5
---------------------------------------------------------------------------------------------------------------------
Inventories                                                                       $        153.7      $      213.2
---------------------------------------------------------------------------------------------------------------------


Note 5 - Net Property, Plant and Equipment

---------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
Land                                                                              $         21.8      $       22.2
Buildings                                                                                  152.7             167.1
Equipment                                                                                  440.0             439.2
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                              614.5             628.5
Less accumulated depreciation                                                             (222.4)           (195.9)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                 $        392.1      $      432.6
---------------------------------------------------------------------------------------------------------------------


Note 6 - Investments in Affiliated Companies and Other Assets

---------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies                                               $         58.7      $       70.3
Deferred tax asset                                                                          37.2              10.5
Deferred debt financing costs, net of accumulated amortization of
  $5.0 and $1.8 as of December 31, 1999 and 1998, respectively                              19.2              11.5
Prepaid pension asset                                                                        8.4               9.5
Other assets                                                                                 7.3               5.4
---------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies and other assets                              $        130.8      $      107.2
---------------------------------------------------------------------------------------------------------------------

Investments in Affiliated Companies

     As part of the acquired Clark-Schwebel business, the Company acquired equity ownership interests in three joint ventures: a 43.6% share in CS-Interglas; a 43.3% share in Asahi-Schwebel; and a 50.0% share in CS Tech-Fab. In the third quarter of 1999, the Company wrote down its investment in CS-Interglas by $20.0 to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price options to increase its equity investment in CS-Interglas, from 43.6% to 84%, to expire unexercised, and an assessment that an other-than-temporary decline in the investment had occurred due to its deteriorating financial condition. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize the tax benefit.

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alar Setor, Malaysia. Products manufactured by both joint ventures will be shipped to Hexcel's customers worldwide, and it is anticipated that the first parts will be delivered to customers in 2001. For the year ended December 31, 1999, Hexcel made cash equity investments totaling $4.7 in these two joint ventures.

Remaining aggregate financial commitments for these joint ventures total approximately $24.4, of which $16.6, $6.6 and $1.2 are expected to be made in 2000, 2001 and 2002, respectively. These commitments are comprised of a combination of future equity investments, loans and loan guarantees.

     As of December 31, 1999 and 1998, Hexcel owned a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb, decorative laminates and bulk molding compounds using technology licensed from Hexcel and DIC. In 1998 and 1997, the Company contributed $1.3 and $2.0, respectively, to the joint venture, as did DIC. Hexcel is contingently liable to pay DIC up to $4.5 with respect to DHL's bank debt, but the possibility that such repayment will be required has diminished as a result of the improvement in the venture's business prospects.


Note 7 - Notes Payable

---------------------------------------------------------------------------------------------------------------------
                                                                                             1999            1998
---------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                               $       303.0    $      618.2
European credit and overdraft facilities                                                      14.8            16.3
Senior subordinated notes, due 2009                                                          240.0               -
Convertible subordinated notes, due 2003                                                     114.4           114.4
Convertible subordinated debentures, due 2011                                                 25.6            25.6
Various notes payable                                                                          0.4             0.7
---------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                          698.2           775.2
Capital lease obligations                                                                     48.6            54.1
Senior subordinated notes payable to a related party, net of unamortized
  discount of $0.9 and $1.8 as of December 31, 1999 and 1998, respectively                    24.1            35.7
---------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to a related party                                                   $       770.9    $      865.0
---------------------------------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities                        $        34.3    $       26.9
Long-term notes payable and capital lease obligations, less current maturities               712.5           802.4
Indebtedness to a related party                                                               24.1            35.7
---------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to a related party                                                   $       770.9    $      865.0
---------------------------------------------------------------------------------------------------------------------

Senior Credit Facility

     In connection with the acquisition of the industrial fabrics business of Clark-Schwebel on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Clark-Schwebel business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended on January 21, 1999, August 13, 1999 and March 7, 2000, to accommodate, among other things, the issuance of $240.0 of 9.75% senior subordinated notes and the impact of the decline in the Company's operating results on certain financial covenants.

     Effective with the March 7, 2000, amendment, the Senior Credit Facility provides Hexcel with approximately $516.5 of borrowing capacity, subject to certain limitations. Interest on outstanding borrowings ranges from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee that ranges from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain defined circumstances, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings on September 30, 2000. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including a limitation on the redemption of capital stock and a general prohibition against the payment of dividends. The Senior Credit Facility is scheduled to expire in September 2004, except for approximately $98, which is due for repayment in September 2005.

     For the years ended December 31, 1999, 1998 and 1997, interest on outstanding borrowings under Hexcel's Senior Credit Facility, or previous revolving credit facility, bore interest at approximately 0.30% to 2.75% in excess of the applicable London interbank rate, or at the option of Hexcel, 0.0% to 1.75% in excess of the base rate of the administrative agent for the lenders, and was subject to a commitment fee ranging from approximately 0.20% to 0.50% per annum of the total facility. As a result of obtaining the Senior Credit Facility in 1998, the Company wrote off approximately $1.6 of capitalized debt financing costs, which is included in "interest expense" in the accompanying consolidated statement of operations for 1998.

     As of December 31, 1999 and 1998, the Company had an interest rate cap agreement outstanding which covered a notional amount of $50.0 of the Senior Credit Facility, providing a maximum fixed rate of 5.5% on the applicable London interbank rate. The cost of the interest rate cap is being amortized to interest expense over the term of the contract, and the unamortized amount approximated fair value as of December 31, 1999 and 1998.

European Credit and Overdraft Facilities

     In addition to the Senior Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local lenders. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The interest rates on these credit and overdraft facilities for the years ended December 31, 1999, 1998 and 1997 ranged from 3.0% to 6.6% per annum.

Senior Subordinated Notes, due 2009

     On January 21, 1999, the Company issued $240.0 of 9.75% senior subordinated notes, due 2009. The senior subordinated notes are general unsecured obligations of Hexcel.

Convertible Subordinated Notes, due 2003

     The convertible subordinated notes carry an annual interest rate of 7.0%, are due in 2003 and are convertible into Hexcel common stock at a conversion price of $15.81 per share, subject to adjustment under certain conditions. The convertible subordinated notes are redeemable as of August 1999, in whole or in part, at the option of Hexcel. The redemption prices range from 103.5% to 100.0% of the outstanding principal amount, depending on the period in which redemption occurs.

Convertible Subordinated Debentures, due 2011

     The 7.0% convertible subordinated debentures, due 2011, are redeemable by Hexcel prior to maturity. Mandatory redemption is scheduled to begin in 2002 through annual sinking fund requirements. The debentures are convertible prior to maturity into common shares of the Company at $30.72 per share.

Senior Subordinated Notes Payable to a Related Party

     The senior subordinated notes payable to a related party, are payable to a significant shareholder and subsidiaries of the shareholder, and are general unsecured obligations of Hexcel. Effective February 1999, these notes bear interest at a rate of 10.5% per annum, a rate which will increase by 0.5% per annum each February thereafter until the notes mature in 2003. Prior to February 1999, these notes bore interest at a rate of 7.5% per annum.

     In 1999, Hexcel repaid $12.5 of its senior subordinated notes payable to a related party. As a result of the repayment, Hexcel wrote off $0.6 of unamortized discount, which is included in "interest expense" in the accompanying consolidated statement of operations for 1999.

Aggregate Maturities of Notes Payable and Indebtedness to a Related Party

     The table below reflects aggregate maturities of notes payable and indebtedness to a related party:

Payable during years ending December 31:
------------------------------------------------------------------------------- -----------------
2000                                                                              $       29.2
2001                                                                                      47.5
2002                                                                                      57.8
2003                                                                                     202.6
2004                                                                                     125.2
2005 and thereafter                                                                      260.9
------------------------------------------------------------------------------- ---- ------------
Total notes payable and indebtedness to a related party                           $      723.2
------------------------------------------------------------------------------- ---- ------------

Estimated Fair Values of Notes Payable

     The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 1999 and 1998, are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The aggregate fair values of the Company's other notes payable are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
Senior subordinated notes, due 2009                                               $        205.2    $            -
Convertible subordinated notes, due 2003                                                    80.1              96.1
Convertible subordinated debentures, due 2011                                               18.5              19.0
---------------------------------------------------------------------------------------------------------------------

     The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value.


Note 8 - Leasing Arrangements

     Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 1999 and 1998, were:

---------------------------------------------------------------------------------------------------------------------
                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                     $         63.0      $       67.2
Less accumulated depreciation                                                              (15.0)             (6.6)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                 $         48.0      $       60.6
---------------------------------------------------------------------------------------------------------------------

Capital lease obligations                                                         $         48.6      $       54.1
Less current maturities                                                                     (5.1)             (4.9)
---------------------------------------------------------------------------------------------------------------------
Long-term capital lease obligations, net                                          $         43.5      $       49.2
---------------------------------------------------------------------------------------------------------------------

     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $9.4 in 1999, $8.2 in 1998 and $7.4 in 1997.

     Future minimum lease payments as of December 31, 1999 were:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Type of Lease
                                                                                   ---------------- -----------------
Payable during years ending December 31:                                                Capital         Operating
----------------------------------------------------------------------------------
                                                                                   --- ------------ ---- ------------
2000                                                                                 $      9.1        $      4.8
2001                                                                                        8.9               3.2
2002                                                                                        8.8               2.2
2003                                                                                        8.6               1.3
2004                                                                                        8.5               1.0
2005 and thereafter                                                                        19.3               4.2
---------------------------------------------------------------------------------- --- ------------ ---- ------------
Total minimum lease payments                                                         $     63.2        $     16.7
---------------------------------------------------------------------------------- --- ------------ ---- ------------

     Total minimum capital lease payments include $14.6 of imputed interest.



Note 9 - Related Parties

     In addition to the senior subordinated notes payable to a related party, transactions and balances with a significant shareholder, or subsidiaries of the significant shareholder, as of and for the years ended December 31, 1999, 1998 and 1997, were as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------
Raw material purchases                                             $       32.6      $      37.7       $      34.3
Interest expense                                                            2.7              2.8               2.8
Net sales                                                                     -                -               5.6
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------
Accounts payable                                                   $        3.1      $       3.3
Accrued interest payable                                                    0.9              0.9
---------------------------------------------------------------- --- ------------- --- ------------


Note 10 - Retirement and Other Postretirement Benefit Plans

Retirement Plans

     Hexcel maintains defined benefit retirement plans covering most U.S. and certain European employees, as well as retirement savings plans covering eligible U.S. employees. The defined benefit retirement plans are based on years of service and employee compensation under either a career average or final pay benefits method. Hexcel's funding policy is to contribute the minimum amount required by applicable regulations. In addition, the Company participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.

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

     The net pension expense for all of these defined benefit and retirement savings plans, for the years ended December 31, 1999, 1998 and 1997, were:

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                              1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Defined benefit retirement plans                                  $            6.3  $           5.2  $            4.0
Multi-employer pension plan                                                    0.4              0.3               0.3
Retirement savings plans- matching contributions                               3.4              3.0               2.4
Retirement savings plans- profit sharing and incentive
  contributions                                                                5.4              5.3               3.6
----------------------------------------------------------------- ---- ------------ --- ------------ ---- ------------
Net pension expense                                               $           15.5  $          13.8  $           10.3
----------------------------------------------------------------- ---- ------------ --- ------------ ---- ------------

Other Postretirement Benefit Plans

     Hexcel provides certain postretirement health care and life insurance benefits to eligible retirees. Substantially all U.S. employees hired on or before December 31, 1995, as well as senior executives and other certain U.S. employees, are eligible for benefits. Benefits are available to eligible employees who retire on or after age 58 after rendering at least 15 years of service to Hexcel. Benefits consist of coverage of up to 50% of the annual cost of certain health insurance plans, as well as annual life insurance coverage equal to 65% of the final base pay of the retiree until the age of 70. Upon reaching 70 years of age, life insurance coverage is reduced.

     As part of the acquisition of the Clark-Schwebel business, the Company assumed a defined benefit postretirement medical plan, which covers substantially all salaried and nonsalaried employees of this business. The plan provides medical coverage to age 65 for employees who retire at age 62 or later, have at least 25 years of service, and participated in the plan prior to retirement.

    The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the years ended December 31, 1999, 1998 and 1997, were:

 -----------------------------------------------------------------------------------------------------------------------
                                                      U.S. Plans                            European Plans
                                         -------------------------------------------------------------------------------
 Defined Benefit Retirement Plans              1999        1998          1997           1999         1998         1997
 -----------------------------------------------------------------------------------------------------------------------
 Service cost - benefits
   earned during the year                $      3.6  $      3.3   $       2.3    $       2.7   $      2.1   $      1.9
 Interest cost on  projected
   benefit obligation                           1.5         1.2           0.8            2.4          2.3          2.2
 Expected return on plan assets                (1.0)       (0.8)         (0.7)         (14.4)        (4.4)        (6.8)
 Net amortization and deferral                  0.7         0.6           0.3           10.8          0.9          4.0
 -----------------------------------------------------------------------------------------------------------------------
 Net periodic pension cost               $      4.8  $      4.3   $       2.7    $       1.5   $      0.9   $      1.3
 -----------------------------------------------------------------------------------------------------------------------

 Postretirement Plans - U.S. Plans                                                      1999         1998         1997
 -----------------------------------------------------------------------------------------------------------------------
 Service cost -  benefits earned during the year                                 $       0.2   $      0.1   $      0.1
 Interest cost on projected benefit obligation                                           0.9          0.7          0.7
 Net amortization and deferral                                                          (0.3)        (0.3)        (0.2)
 -----------------------------------------------------------------------------------------------------------------------
 Net periodic postretirement benefit cost                                        $       0.8   $      0.5   $      0.6
 -----------------------------------------------------------------------------------------------------------------------

     The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 1999 and 1998, were:

 -----------------------------------------------------------------------------------------------------------------------
                                                  Defined Benefit Retirement Plans
                                                                                                Postretirement Plans
                                       ---------------------------------------------------------------------------------
                                                  U.S. Plans            European Plans
                                       ---------------------------------------------------------------------------------
                                               1999          1998          1999        1998         1999          1998
 -----------------------------------------------------------------------------------------------------------------------
 Change in benefit obligation:
   Benefit obligation- beginning of
      year                               $     21.5   $      14.9   $      47.1   $    32.6   $     13.4    $     10.8
   Service cost                                 3.6           3.3           2.7         2.1          0.2           0.1
   Interest cost                                1.5           1.2           2.4         2.3          0.9           0.7
   Plan participants' contributions               -             -           0.5         0.5          0.1             -
   Introduction of a new plan                     -           1.2             -           -            -             -
   Plan from the acquired Clark-
      Schwebel business                           -             -             -           -            -           4.1
   Actuarial loss (gain)                       (4.1)          1.8          (7.5)        9.1         (0.8)         (1.9)
   Benefits paid                               (1.0)         (0.8)         (0.4)       (0.2)        (0.9)         (0.5)
   Other                                       (0.1)         (0.1)          0.2         0.7          0.1           0.1
 -----------------------------------------------------------------------------------------------------------------------
 Benefit obligation- end of year               21.4          21.5          45.0        47.1         13.0          13.4
 -----------------------------------------------------------------------------------------------------------------------

 Change in plan assets:
   Fair value of plan assets-
      beginning of year                        11.5           8.3          51.7        44.6            -             -
   Actual return on plan assets                 1.8           1.5          13.1         4.9            -             -
   Employer contributions                       1.2           2.5           1.2         1.2          0.7           0.5
   Plan participants' contributions               -             -           0.5         0.5          0.1             -
   Benefits paid                               (1.0)         (0.8)         (0.4)       (0.2)        (0.8)         (0.5)
   Other                                        0.1             -           0.1         0.7            -             -
 -----------------------------------------------------------------------------------------------------------------------
 Fair value of plan assets- end of year        13.6          11.5          66.2        51.7            -             -
 -----------------------------------------------------------------------------------------------------------------------

 Funded status:
   Benefit obligation in excess of
      (less than) plan assets                  (7.8)        (10.0)         21.2         4.6        (13.0)        (13.4)
   Unrecognized actuarial loss (gain)           0.1           2.4         (12.1)        4.9         (0.7)         (0.5)
   Unrecognized net liability                   0.2           0.1             -           -            -             -
   Unrecognized prior service cost             (2.7)          0.8             -           -         (5.1)         (4.8)
 -----------------------------------------------------------------------------------------------------------------------
 Prepaid (accrued) benefit cost          $    (10.2)  $      (6.7)  $       9.1   $     9.5   $    (18.8)   $    (18.7)
 -----------------------------------------------------------------------------------------------------------------------

     The accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $18.6 and $18.9 as of December 31, 1999 and 1998, respectively. In 1998, the Company updated certain assumptions with respect to its European plans, resulting in an actuarial loss. Amortization of this loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans' active participants. Assets for the defined benefit pension plans generally consist of publicly traded securities, bonds and cash investments.

     As of December 31, 1999 and 1998, the prepaid benefit cost was included in "investments in affiliated companies and other assets" in the accompanying consolidated balance sheets. For the same periods, the accrued benefit cost was included in "accrued compensation and benefits" and "other non-current liabilities" in the accompanying consolidated balance sheets.

      Assumptions used to estimate the actuarial present value of benefit obligations, as of December 31, 1999, 1998 and 1997, were:

--------------------------------------------------------------- ------------------ ---------------- -----------------
                                                                            1999             1998             1997
--------------------------------------------------------------- ------------------ ---------------- -----------------
U.S. defined benefit retirement plans:
  Discount rates                                                            8.0%             7.0%              7.0%
  Rate of increase in compensation                                          4.5%             4.5%              4.5%
  Expected long-term rate of return on plan assets                          9.0%             9.0%              9.0%

European defined benefit retirement plans:
  Discount rates                                                     5.8% - 6.0%      5.5% - 5.8%       6.5% - 7.0%
  Rates of increase in compensation                                  2.0% - 4.0%      1.5% - 4.0%       2.0% - 5.0%
  Expected long-term rates of return on plan assets                  6.5% - 7.0%      6.5% - 7.0%       6.5% - 7.5%

Postretirement benefit plans:
  Discount rates                                                     7.0% - 8.0%      6.8% - 7.0%              7.0%
--------------------------------------------------------------- ------------------ ---------------- -----------------

     For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits were assumed at 7.0 % to 10.2% for medical, and 5.0% for dental and vision for 1999. These rates were assumed to decrease gradually to 5.5% to 7.8%, and remain at 5.0%, respectively, by the year 2003.

     The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend on the total of service and interest cost components, and on the postretirement benefit obligation.

---------------------------------------------------------------------------------- ---------------- ------------------
                                                                                           1999               1998
---------------------------------------------------------------------------------- ---------------- ------------------
One-percentage-point increase:
  Effect on total service and interest cost components                                $     0.1          $     0.1
  Effect on postretirement benefit obligation                                               0.8                0.8

One-percentage-point decrease:
  Effect on total service and interest cost components                                     (0.1)              (0.1)
  Effect on postretirement benefit obligation                                              (0.7)              (0.7)
---------------------------------------------------------------------------------- ----- ---------- ------- ----------

Note 11 - Income Taxes

Recovery of (Provision for) Income Taxes

     Income (loss) before income taxes and the recovery of (provision for) income taxes, for the years ended December 31, 1999, 1998 and 1997, were:

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          1999             1998              1997
--------------------------------------------------------------- ----------------- ---------------- -----------------
Income (loss) before income taxes:
   U.S.                                                           $      (47.5)      $     30.6      $       24.2
   International                                                          42.5             47.7              26.5
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Total income (loss) before income taxes                           $       (5.0)      $     78.3      $       50.7
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------

Recovery of (provision for) income taxes:
Current:
   U.S.                                                           $        0.8       $     (6.3)     $       (0.8)
   International                                                         (14.9)           (15.2)             (9.5)
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Current provision for income taxes                                       (14.1)           (21.5)            (10.3)
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Deferred:
   U.S.                                                                   17.1             (4.7)             33.9
   International                                                          (1.3)            (2.2)             (0.7)
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Deferred recovery of (provision for) income taxes                         15.8             (6.9)             33.2
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Total recovery of (provision for) income taxes                    $        1.7       $    (28.4)     $       22.9
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------

     A reconciliation of the recovery of (provision for) income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the years ended December 31, 1999, 1998 and 1997, is as follows:

--------------------------------------------------------------- ---------------- ----------------- -----------------
                                                                         1999              1998              1997
--------------------------------------------------------------- ---------------- ----------------- -----------------
Recovery (provision) at U.S. federal statutory rate               $       1.8        $   (27.4)      $     (17.8)
U.S. state taxes, less federal tax benefit                                1.1             (0.8)             (0.5)
Impact of different international tax rates,
   adjustments to income tax accruals and other                          (1.5)            (1.4)            (18.7)
Valuation allowance                                                       0.3              1.2              59.9
--------------------------------------------------------------- --- ------------ ----- ----------- --- -------------
Total recovery of (provision for) income taxes                    $       1.7        $   (28.4)      $      22.9
--------------------------------------------------------------- --- ------------ ----- ----------- --- -------------

In 1997, in accordance with SFAS No. 109, "Accounting for Income Taxes" , the Company had fully provided valuation allowance reserves against its net deferred tax assets primarily in the U.S. and Belgium, where there were uncertainties concerning the Company's ability to generate sufficient future taxable income to realize these assets. In 1997, the Company reversed $59.9 of its valuation allowance reserve as follows: $17.0 due to current year profitable U.S. operations; $39.0 due to the Company's assessment that the realization of the remaining U.S. net deferred tax assets is more likely than not; and $3.9 in Belgium due to a gain on sale of certain tangible and intangible assets to other Hexcel subsidiaries. The Company continues to reserve the balance of the net deferred tax asset related to its Belgian operations.

     The Company has made no U.S. income tax provision for approximately $70.4 of undistributed earnings of international subsidiaries as of December 31, 1999. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

Deferred Income Taxes

     Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 1999 and 1998, were:

---------------------------------------------------------------------------------- ----------------- ----------------
                                                                                             1999             1998
---------------------------------------------------------------------------------- ----------------- ----------------
Net operating loss carryforwards                                                     $       36.3      $      19.2
Reserves and other, net                                                                      27.8             25.1
Accrued business acquisition and consolidation expenses                                       1.5              3.0
Accelerated depreciation and amortization                                                   (18.5)           (15.1)
Valuation allowance                                                                          (6.4)            (7.3)
---------------------------------------------------------------------------------- --- ------------- --- ------------
Net deferred tax asset                                                               $       40.7      $      24.9
---------------------------------------------------------------------------------- --- ------------- --- ------------

Net Operating Loss Carryforwards

     As of December 31, 1999, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal and Belgium income tax purposes of approximately $91.0 and $1.5, respectively. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2019. As a result of a change in ownership that occurred in connection with the purchase of a business in 1996, the Company has a limitation on the utilization of $49.0 of U.S. NOL carryforwards of approximately $12.0 per year.


Note 12 -  Stockholders' Equity

Common Stock Outstanding

------------------------------------------------------------ ----------------------- -------------- ----------------
(Number of shares)                                                           1999           1998             1997
------------------------------------------------------------ ----------------------- -------------- ----------------
Common stock:
  Balance, beginning of year                                                 37.2           36.9             36.6
  Activity under stock plans                                                  0.2            0.3              0.3
------------------------------------------------------------ ----------------------- -------------- ----------------
Balance, end of year                                                         37.4           37.2             36.9
------------------------------------------------------------ ----------------------- -------------- ----------------

Treasury stock:
  Balance, beginning of year                                                  0.8              -                -
  Repurchased                                                                   -            0.8                -
------------------------------------------------------------ ----------------------- -------------- ----------------
Balance, end of year                                                          0.8            0.8                -
------------------------------------------------------------ ----------------------- -------------- ----------------

Common stock outstanding                                                     36.6           36.4             36.9
------------------------------------------------------------ ----------------------- -------------- ----------------

     In 1998, Hexcel's Board of Directors approved plans to repurchase up to $20.0 of the Company's common stock. During the year ended December 31, 1998, the Company repurchased 0.8 shares of its common stock at an average cost of $12.32 per share, for a total of $10.0. The Board of Directors may also approve additional stock buybacks from time to time, subject to market conditions and the terms of the Company's credit agreements and indentures.

Stock-Based Incentive Plans

     Hexcel has various stock option and management incentive plans for eligible employees, officers, directors and consultants. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all of these options have a ten-year term and generally vest over a three-year period. In 1998, Hexcel's stockholders approved various amendments to the Company's stock-based incentive plans, which increased the aggregate number of shares of stock issuable under these plans by 4.5 to 7.4.

     As of December 31, 1999, 1998 and 1997, Hexcel had outstanding a total of 0.9, 0.5 and 0.4 of performance accelerated restricted stock units ("PARS"), respectively. PARS are convertible to an equal number of shares of Hexcel common stock and generally vest in increments over a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period. As of December 31, 1999, 1998 and 1997, 0.1, 0.3 and 0.3 PARS were vested, respectively. In 1999, 0.3 PARS were converted into shares of Hexcel common stock. Approximately $0.5, $1.7 and $3.3 of compensation expense was recognized in 1999, 1998 and 1997, respectively, with respect to the PARS and certain other stock-based incentive plans.

     Stock option data for the three years ended December 31, 1999, 1998 and 1997, were:

--------------------------------------------------------------------------------- --------------- -------------------
                                                                                                      Weighted
                                                                                                       Average
                                                                                      Number of       Exercise
                                                                                       Options           Price
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of January 1, 1997                                                   2.1       $  10.36
Options granted                                                                             3.1       $  18.24
Options exercised                                                                          (0.3)      $   9.64
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 1997                                                 4.9       $  15.39
Options granted                                                                             3.2       $  12.23
Options exercised                                                                          (0.2)      $   8.53
Options expired or canceled                                                                (2.8)      $  18.52
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 1998                                                 5.1       $  12.05
Options granted                                                                             1.0       $   6.57
Options expired or canceled                                                                (0.2)      $  11.81
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 1999                                                 5.9       $  11.18
---------------------------------------------------------------------------------- -------------- ----- -------------

     The number of options exercisable as of December 31, 1999, 1998 and 1997 were 2.1, 1.5 and 1.2, respectively, at a weighted average exercise price per share of $12.02, $11.54 and $9.80, respectively.


     The following table summarizes information about stock options outstanding as of December 31, 1999:

---------------------------- ------------------------------------------------------ ----------------------------------
                                              Options Outstanding                          Options Exercisable
---------------------------- ------------------------------------------------------ ----------------------------------

                                                  Weighted           Weighted                            Weighted
                                Number of          Average            Average          Number of         Average
      Range of                   Options          Remaining          Exercise           Options          Exercise
  Exercise Prices              Outstanding     Life (in Years)         Price          Exercisable         Price
---------------------------- ---------------- ------------------ ------------------ ---------------- -----------------
    $  4.18 -  4.75                 0.2              4.9             $    4.58             0.2          $    4.58
    $  4.76 - 10.00                 1.8              8.7             $    7.19             0.4          $    7.81
    $ 10.01 - 15.00                 3.2              7.9             $   12.14             1.1          $   12.45
    $ 15.01 - 20.00                 0.6              6.5             $   16.80             0.4          $   16.71
    $ 20.01 - 29.63                 0.1              8.0             $   23.98               -          $   23.99
----- ---------------------- ---------------- ------------------ ----- ------------ ---------------- ---- ------------
    $  4.18 - 29.63                 5.9              7.9             $   11.18             2.1          $   12.02
----- ---------------------- ---------------- ------------------ ----- ------------ ---------------- ---- ------------


Employee Stock Purchase Plan ("ESPP")

     Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. The maximum number of common stock reserved for issuance under the ESPP is 0.2. During 1999, 1998 and 1997, an aggregate total of 0.1 shares of common stock were issued under the ESPP.

Pro Forma Disclosures

     The Company has elected to continue to follow APB Opinion No. 25 for accounting for its stock-based incentive plans. Had compensation expense for the Company's stock option plans been determined as prescribed by SFAS 123, pro forma net income (loss) and related per share amounts would have been as follows:

----------------------------------------------------------------- ---------------- --------------- ----------------
                                                                           1999            1998             1997
----------------------------------------------------------------- ---- ----------- --- ----------- --- ------------
Net income (loss):
   As reported                                                       $   (23.3)      $     50.4      $      73.6
   Pro forma                                                             (25.8)            48.2             67.4

Basic net income (loss) per share:
   As reported                                                       $   (0.64)      $     1.38      $      2.00
   Pro forma                                                             (0.71)            1.31             1.83

Diluted net income (loss) per share:
   As reported                                                       $   (0.64)      $     1.24      $      1.74
   Pro forma                                                             (0.71)            1.19             1.60
----------------------------------------------------------------- ---- ----------- --- ----------- --- ------------

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $6.57, $12.23 and $18.24, respectively. The following ranges of assumptions were used in the Black-Scholes pricing models for options granted in 1999, 1998 and 1997: risk-free interest of 4.9% to 5.6%; estimated volatility of 40% to 50%; dividend yield of 0.0%; and an expected life of 4 to 5 years.


Note 13 - Net Income (Loss) Per Share

     Computations of basic and diluted net income (loss) per share for the years ended December 31, 1999, 1998 and 1997, are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           1999             1998              1997
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Basic net income (loss) per share:
Net income (loss)                                                   $     (23.3)      $     50.4        $     73.6
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Weighted average common shares outstanding                                 36.4             36.7              36.7
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Basic net income (loss) per share                                   $     (0.64)      $     1.38        $     2.00
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

Diluted net income (loss) per share:
Net income (loss)                                                   $     (23.3)      $     50.4        $     73.6
Effect of dilutive securities:
   Convertible subordinated notes, due 2003                                   -              5.1               5.1
   Convertible subordinated debentures, due 2011                              -              1.1               1.1
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Adjusted net income (loss)                                          $     (23.3)      $     56.6        $     79.8
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

Weighted average common shares outstanding                                 36.4             36.7              36.7
Effect of dilutive securities:
   Stock options                                                              -              0.9               1.2
   Convertible subordinated notes, due 2003                                   -              7.2               7.2
   Convertible subordinated debentures, due 2011                              -              0.9               0.9
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Diluted weighted average common shares outstanding                         36.4             45.7              46.0
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Diluted net income (loss) per share                                 $     (0.64)      $     1.24        $     1.74
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

     The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and the stock options were excluded from the 1999 computation of diluted net loss per share, as they were antidilutive. Substantially all of the Company's stock options were included in the calculation of the diluted net income per share for the years ended December 31, 1998 and 1997.

Note 14 - Contingencies

     Hexcel is involved in litigation, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Legal and Environmental Claims and Proceedings

     Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. The Company believes that it has limited or no liability for cleanup costs at these sites, and intends to vigorously defend itself in these matters.

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

     Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company's Kent, Washington, site by the U.S. Environmental Protection Agency. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated on December 22, 1998; however, the other party disputes this determination. The Company's estimate of the remaining costs associated with the cleanup of this site is accrued in the accompanying consolidated balance sheets.

Other Proceedings

     Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

     In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The lawsuit is in its preliminary stage and the Company is not in a position to predict the outcome, but believes that the lawsuit is without merit as to the Company.

Note 15 - Supplemental Cash Flow Information

     Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 1999, 1998 and 1997, consist of the following:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Cash paid for:
   Interest                                                          $     59.1       $     28.8        $     22.3
   Taxes                                                                   17.7             26.4               3.9
---------------------------------------------------------------- ----- ----------- ---- ----------- ----- -----------

Non-cash items:
   Common stock issued under incentive plans                                0.7              1.9               3.3
   Conversion of senior subordinated notes, due 2003                          -              0.1               0.1
   Capital lease obligation in connection with the
     acquisition of the Clark-Schwebel business                               -             50.0                 -
---------------------------------------------------------------- ----- ----------- ---- ----------- ----- -----------


Note 16 - Segment Information

     Hexcel's business segments and related products are as follows:

     Reinforcement Products: This segment manufactures and sells carbon fibers and carbon, glass and aramid fiber fabrics. These reinforcement products comprise the foundation of most composite materials, parts and structures. The segment weaves electronic fiberglass fabrics that are a substrate for printed circuit boards. All of the Company's electronics sales come from reinforcement fabric sales. This segment also sells products for industrial applications such as decorative blinds and soft body armor. In addition, this segment sells to the Company's Composite Materials business segment, and to other third-party customers in the commercial aerospace and space and defense markets. Sales from the acquired Clark-Schwebel business are included in this business segment.

     Composite Materials: This segment manufactures and sells composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets. This segment also sells to the Company's Engineered Products business segment.

     Engineered Products: This segment manufactures and sells a range of lightweight, high-strength composite structures and interiors, primarily to the commercial aerospace and space and defense markets. In December 1999, the Company announced its intention to explore strategic alternatives for its Engineered Products business segment, including a possible sale.

     The financial results for Hexcel's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates performance based on adjusted income before BA&C expenses, interest and taxes ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's-length prices. Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments.

     The following table presents financial information on the Company's business segments as of December 31, 1999, 1998 and 1997, and for the years then ended:

----------------------------------------------------------------------------------------------------------------------
                                               Reinforcement        Composite        Engineered
                                                  Products          Materials         Products           Total
----------------------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------------------
Net sales to external customers                $     330.9      $      605.9       $     214.7      $       1,151.5
Intersegment sales                                   111.0               9.0                 -                120.0
----------------------------------------------------------------------------------------------------------------------
Total sales                                          441.9             614.9             214.7              1,271.5

Adjusted EBIT                                         33.7              68.0              22.4                124.1
Depreciation and amortization                         34.4              20.3               3.5                 58.2
 Equity  in   income   and   write-down   of
   investments in affiliated companies                20.0                 -                 -                 20.0
BA&C expenses                                          6.7               9.7               1.6                 18.0
BA&C payments                                          2.7               3.0               0.3                  6.0

Segment assets                                       712.5             359.3             115.4              1,187.2
Investments in affiliated companies                   54.0                 -               4.7                 58.7
Capital expenditures                                  14.0              16.1               5.0                 35.1
----------------------------------------------------------------------------------------------------------------------
1998
----------------------------------------------------------------------------------------------------------------------
Net sales to external customers                $     224.8      $      658.0       $     206.2      $       1,089.0
Intersegment sales                                   130.3              11.8               0.1                142.2
----------------------------------------------------------------------------------------------------------------------
Total sales                                          355.1             669.8             206.3              1,231.2

Adjusted EBIT                                         57.4              82.7              20.5                160.6
Depreciation and amortization                         23.6              17.4               3.3                 44.3
Equity in income of affiliated companies               0.5                 -                 -                  0.5
BA&C expenses                                          1.6               3.2               5.5                 10.3
BA&C payments                                          0.6               7.1                 -                  7.7

Segment assets                                       788.4             428.2             140.5              1,357.1
Investments in affiliated companies                   70.3                 -                 -                 70.3
Capital expenditures                                  21.1              33.3               9.2                 63.6
----------------------------------------------------------------------------------------------------------------------
1997
----------------------------------------------------------------------------------------------------------------------
Net sales to external customers                $     171.1      $      581.0       $     184.8      $         936.9
Intersegment sales                                   124.7              16.7                 -                141.4
----------------------------------------------------------------------------------------------------------------------
Total sales                                          295.8             597.7             184.8              1,078.3

Adjusted EBIT                                         40.4              83.0              15.9                139.3
Depreciation and amortization                         13.8              17.2               2.4                 33.4
BA&C expenses                                          1.7               9.6                 -                 11.3
BA&C payments                                          2.8              16.8                 -                 19.6

Segment assets                                       221.3             416.2             125.5                763.0
Capital expenditures                                  23.4              22.8               8.2                 54.4
----------------------------------------------------------------------------------------------------------------------

Reconciliation of Reportable Segments to Consolidated Totals

     Reconciliations of the totals reported for the operating segments to the applicable line items in the Consolidated Financial Statements are as follows:

---------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                           1999              1998              1997
---------------------------------------------------------------- ----------------- ----------------- -----------------
Income before income taxes:
Total Adjusted EBIT for reportable segments                        $      124.1      $      160.6       $     139.3
Less:
Total BA&C expenses for reportable segments                                18.0              10.3              11.3
Corporate BA&C expenses                                                     2.1               2.4              14.0
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated BA&C expenses                                           20.1              12.7              25.3

Corporate & other expenses                                                 35.0              30.7              33.3
Interest expense                                                           73.9              38.7              25.8
Eliminations                                                                0.1               0.2               4.2
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Consolidated income (loss) before income taxes                             (5.0)             78.3              50.7
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

Depreciation and amortization:
Total depreciation and amortization for reportable segments                58.2              44.3              33.4
Corporate depreciation and amortization                                     3.1               3.2               2.4
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated depreciation and amortization                           61.3              47.5              35.8
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

Assets:
Total assets for reportable segments                                    1,187.2           1,357.1             763.0
Corporate assets                                                           91.3              84.6              86.4
Eliminations                                                              (16.6)            (37.5)            (37.9)
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated assets                                               1,261.9           1,404.2             811.5
---------------------------------------------------------------- ----------------- ----------------- -----------------

Capital expenditures:
Total capital expenditures for reportable segments                         35.1              63.6              54.4
Corporate expenditures                                                      0.5               2.9               3.0
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated capital expenditures                                    35.6              66.5              57.4
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

BA&C payments:
Total BA&C payments for reportable segments                                 6.0               7.7              19.6
Corporate BA&C payments                                                     3.5               1.0              14.0
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated BA&C payments                                   $        9.5      $        8.7       $      33.6
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

Geographic Data

     Sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 1999, 1998 and 1997:

---------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                           1999              1998              1997
---------------------------------------------------------------- ----------------- ----------------- -----------------
Net sales to external customers:
United States                                                      $      744.1      $      687.6       $     598.6
International
  France                                                                  168.1             178.8             165.7
  United Kingdom                                                           76.4              66.0              49.4
  Other                                                                   162.9             156.6             123.2
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total international                                                       407.4             401.4             338.3
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated net sales                                       $    1,151.5      $    1,089.0       $     936.9
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

---------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                           1999              1998              1997
---------------------------------------------------------------- ----------------- ----------------- -----------------
Long-lived assets:
United States                                                      $      785.2      $      831.4       $     304.2
International
  France                                                                   38.8              42.2              37.3
  United Kingdom                                                           50.0              46.4              43.1
  Other                                                                    22.9              31.7              30.0
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total international                                                       111.7             120.3             110.4
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated long-lived assets                               $      896.9      $      951.7       $     414.6
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

     Net sales are attributed to geographic areas based on the location in which the sale originated. U.S. net sales include U.S. exports to non-affiliates of $91.4, $100.0 and $70.9, for the years ended December 31, 1999, 1998 and 1997, respectively. Long-lived assets primarily consist of property, plant and equipment, intangibles, investments in affiliated companies and other assets, less long-term deferred tax assets.

Significant Customers

     To the extent that the end application of net sales can be identified, The Boeing Company and its subcontractors accounted for approximately 28%, 35% and 36% of 1999, 1998 and 1997 net sales, respectively. Similarly, the Airbus Industrie consortium and its subcontractors accounted for approximately 10%, 11% and 10% of 1999, 1998 and 1997 net sales, respectively.


Note 17 - Quarterly Financial Data (Unaudited)

     Quarterly financial data for the years ended December 31, 1999 and 1998, were:

----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                    First            Second            Third            Fourth
                                                   Quarter           Quarter          Quarter           Quarter
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
1999
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Net sales                                        $      316.2      $      292.6     $      274.1      $      268.6
Gross margin                                             70.7              66.3             51.5              54.0
BA&C expenses                                             2.8               1.4             13.6               2.3
Operating income                                         27.2              24.8              2.7              14.2
Net income (loss)                                         5.2               4.3            (30.1)             (2.7)
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

Net income (loss) per share:
   Basic                                         $       0.14      $       0.12     $      (0.82)     $      (0.07)
   Diluted                                               0.14              0.12            (0.82)            (0.07)
Dividends per share                                         -                 -                -                 -
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Market price:
   High                                          $       9.60      $      11.38     $       9.06      $       6.06
   Low                                                   6.50              6.94             5.81              5.00
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

----------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                    First            Second              Third          Fourth
                                                   Quarter           Quarter          Quarter           Quarter
----------------------------------------------- ---------------- ----------------- -- ------------- -----------------
1998
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Net sales                                        $      256.7      $      273.5     $      255.3      $      303.5
Gross margin                                             66.1              71.3             61.8              72.1
BA&C expenses                                               -                 -              0.7              12.0
Operating income                                         33.7              38.2             27.5              17.6
Net income                                               17.0              20.0             11.5               1.9
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

Net income per share:
   Basic                                         $       0.46      $       0.54     $       0.31      $       0.05
   Diluted                                               0.40              0.46             0.29              0.05
Dividends per share                                         -                 -                -                 -
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Market price:
   High                                          $      28.13      $      31.38     $      24.38      $      14.19
   Low                                                  21.25             22.63             9.69              7.06
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

     Results for the quarters ended September 30, 1998 and December 31, 1998, as well as each of the quarters in 1999, include the results of the acquired Clark-Schwebel business, which was acquired on September 15, 1998.