Form 10-Q
period 2000-03-31
HEXCEL CORP /DE/
filed 2000-05-15
CIK 717605

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q

--------------------------------------------------------------------------------
X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                                       or

--------------------------------------------------------------------------------
            Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                        For the transition period from to

                          Commission File Number 1-8472

--------------------------------------------------------------------------------


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
Yes  X         No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS                        OUTSTANDING AT MAY 10, 2000
                       -----                        ---------------------------
                   COMMON STOCK                              36,650,246

================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

   ITEM 1.    Condensed Consolidated Financial Statements

               o   Condensed Consolidated Balance Sheets--
                   March 31, 2000 and December 31, 1999                        2

               o   Condensed Consolidated Statements of
                   Operations -- The Quarters Ended
                   March 31, 2000 and 1999                                     3

               o   Condensed Consolidated Statements of
                   Cash Flows -- The Quarters Ended
                   March 31, 2000 and 1999                                     4

               o   Notes to Condensed Consolidated
                   Financial Statements                                        5

   ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

   ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk      19

PART II.      OTHER INFORMATION

   ITEM 6.    Exhibits and Reports on Form 8-K                                19


SIGNATURE                                                                     20


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                         UNAUDITED
                                                                             ------------------------------------
                                                                                  MARCH 31,        DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                   2000                1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                                                     $       4.8         $       0.2
   Accounts receivable                                                                177.1               158.6
   Inventories                                                                        164.0               153.7
   Prepaid expenses and other assets                                                    3.7                 5.1
   Deferred tax asset                                                                  10.1                10.2
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                               359.7               327.8

Property, plant and equipment                                                         612.2               614.5

Less accumulated depreciation                                                        (230.5)             (222.4)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                   381.7               392.1

Goodwill and other purchased intangibles, net of accumulated
  amortization of $28.2 in 2000 and $24.9 in 1999                                     407.6               411.2
Investments in affiliated companies and other assets                                  141.0               130.8
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                    $   1,290.0         $   1,261.9
-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes payable and current maturities of capital lease obligations             $      26.4         $      34.3
  Accounts payable                                                                     88.7                80.3
  Accrued liabilities                                                                  94.8                95.9
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                           209.9               210.5

Long-term notes payable and capital lease obligations                                 738.3               712.5
Indebtedness to a related party                                                        24.1                24.1
Other non-current liabilities                                                          47.4                44.7
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   1,019.7               991.8

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized,
  no shares issued or outstanding in 2000 and 1999                                        -                   -
Common stock, $0.01 par value, 100.0 shares authorized, shares
  issued and outstanding of 37.5 in 2000 and 37.4 in 1999                               0.4                 0.4
Additional paid-in capital                                                            274.2               273.6
Retained earnings                                                                      14.2                11.6
Accumulated other comprehensive loss                                                   (7.8)               (4.8)
-----------------------------------------------------------------------------------------------------------------
                                                                                      281.0               280.8
Less - treasury stock, at cost, 0.8 shares in 2000 and 1999                           (10.7)              (10.7)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            270.3               270.1
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $   1,290.0         $   1,261.9
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                                             UNAUDITED
                                                                               ----------------------------------
                                                                                     QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT  PER SHARE DATA)                                                   2000              1999
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                         $    279.8        $    316.2
Cost of sales                                                                          217.6             245.4
-----------------------------------------------------------------------------------------------------------------
  Gross margin                                                                          62.2              70.8

Selling, general and administrative expenses                                            32.9              34.4
Research and technology expenses                                                         6.3               6.5
Business consolidation expenses                                                          1.2               2.8
-----------------------------------------------------------------------------------------------------------------
  Operating income                                                                      21.8              27.1

Interest expense                                                                        18.4              19.1
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                               3.4               8.0
Provision for income taxes                                                               1.2               2.8
Equity in income of affiliated companies                                                (0.4)                -
-----------------------------------------------------------------------------------------------------------------
Net income                                                                        $      2.6        $      5.2
-----------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic                                                                           $     0.07        $     0.14
  Diluted                                                                               0.07              0.14

Weighted average shares:
  Basic                                                                                 36.6              36.4
  Diluted                                                                               36.8              36.5
-----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                                                UNAUDITED
                                                                                 -------------------------------------
                                                                                           QUARTER ENDED MARCH 31,
(IN MILLIONS)                                                                               2000               1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $       2.6        $       5.2
  Reconciliation to net cash provided by (used for) operations:
    Depreciation and amortization                                                           15.0               15.6
    Deferred income taxes                                                                   (4.5)              (1.2)
    Accrued business consolidation expenses                                                  1.2                2.8
    Business consolidation payments                                                         (2.0)              (2.2)
    Equity in income of affiliated companies                                                (0.4)                 -
    Working capital changes and other                                                      (18.0)              (2.9)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities                                      (6.1)              17.3
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                      (4.4)              (9.4)
  Investments in affiliated companies                                                       (3.4)                 -
----------------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                                    (7.8)              (9.4)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments of) the senior credit facility, net                             26.5             (229.3)
  Proceeds from (repayments of) long-term debt and capital lease obligations, net           (7.9)             225.7
  Debt issuance costs                                                                       (0.9)              (9.0)
  Activity under stock plans                                                                 0.1                0.2
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities                                      17.8              (12.4)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 0.7               (0.5)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    4.6               (5.0)
Cash and cash equivalents at beginning of year                                               0.2                7.5
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $       4.8        $       2.5
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2000, and the results of operations and cash flows for the quarters ended March 31, 2000 and 1999. The condensed consolidated balance sheet of the Company as of December 31, 1999 was derived from the audited 1999 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior quarter amounts in the condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 -- INVENTORIES
--------------------------------------------------------------------------- -------------------- -------------------
                                                                                       3/31/00            12/31/99
--------------------------------------------------------------------------- -------------------- -------------------
Raw materials                                                                   $         73.4      $         55.5
Work in progress                                                                          54.9                47.8
Finished goods                                                                            35.7                50.4
--------------------------------------------------------------------------- ----- -------------- ---- --------------
Total inventories                                                               $        164.0      $        153.7
--------------------------------------------------------------------------- ----- -------------- ---- --------------


NOTE 3 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY

--------------------------------------------------------------------------- -------------------- -------------------
                                                                                       3/31/00            12/31/99

--------------------------------------------------------------------------- -------------------- -------------------
Senior credit facility                                                          $        330.8      $        303.0
European credit and overdraft facilities                                                   6.4                14.8
Senior subordinated notes, due 2009                                                      240.0               240.0
Convertible subordinated notes, due 2003                                                 114.4               114.4
Convertible subordinated debentures, due 2011                                             25.6                25.6
Various notes payable                                                                      0.4                 0.4
--------------------------------------------------------------------------- ----- -------------- ---- --------------
Total notes payable                                                                      717.6               698.2
Capital lease obligations                                                                 47.1                48.6
Senior subordinated note payable to a related party,
  net of  unamortized  discount of $0.9 as of March 31, 2000 and
  December 31, 1999                                                                       24.1                24.1
--------------------------------------------------------------------------- ----- -------------- ---- --------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                               $        788.8      $        770.9
--------------------------------------------------------------------------- ----- -------------- ---- --------------





--------------------------------------------------------------------------- -------------------- -------------------
                                                                                      3/31/00            12/31/99

--------------------------------------------------------------------------- -------------------- -------------------
Notes payable and current maturities of long-term liabilities                   $        26.4       $        34.3
Long-term notes payable and capital lease obligations,
  less current maturities                                                               738.3               712.5
Indebtedness to a related party                                                          24.1                24.1
--------------------------------------------------------------------------- ----- -------------- ---- --------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                               $       788.8       $       770.9
--------------------------------------------------------------------------- ----- -------------- ---- --------------

SENIOR CREDIT FACILITY

     In connection with the acquisition of the industrial fabrics business of Clark-Schwebel, Inc. on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the industrial fabrics business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended on January 21, 1999, August 13, 1999 and March 7, 2000, to accommodate among other things, the issuance of $240.0 of 9.75% senior subordinated notes and the impact of the decline in the Company's operating results on certain financial covenants.

     Effective with the March 7, 2000, amendment, the Senior Credit Facility provides Hexcel with approximately $516.5 of borrowing capacity, subject to certain limitations. Interest on outstanding borrowings ranges from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. Prior to March 2000, the upper limits of these interest ranges were 2.75% and 1.75%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee that ranges from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain defined circumstances, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings on September 30, 2000. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including a limitation on the redemption of capital stock and a general prohibition against the payment of dividends.

     As further discussed in Note 9, Hexcel completed the sale of its Bellingham aircraft interiors business on April 26, 2000, and used approximately $111.6 of net proceeds from the sale to repay outstanding term debt under the Senior Credit Facility. As a result of this repayment, the total borrowing capacity available to the Company under the Senior Credit Facility was reduced from approximately $516.5 to approximately $405. Outstanding borrowings under the Senior Credit Facility totaled $212.8 on April 26, 2000, and unused borrowing capacity was approximately $182.1 at that date. The Senior Credit Facility is scheduled to expire in September 2004, except for approximately $59 which is due for repayment in September 2005.

SENIOR SUBORDINATED NOTES DUE 2009

     On January 21, 1999, the Company issued $240.0 of 9.75% senior subordinated notes due 2009. The senior subordinated notes are general unsecured obligations of Hexcel.

SENIOR SUBORDINATED NOTE PAYABLE TO A RELATED PARTY

     The senior subordinated notes payable to a related party, are payable to a significant shareholder and subsidiaries of the shareholder, and are general unsecured obligations of Hexcel. Effective February 2000, these notes bear interest at a rate of 11.0% per annum, a rate which will increase by 0.5% per annum each February thereafter until the notes mature in 2003. Prior to February 2000 and February 1999, these notes bore interest at a rate of 10.5% and 7.5% per annum, respectively.

NOTE 4 -- BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and March 31, 2000, activity during the quarter ended March 31, 2000, and a brief description for each of the Company's business consolidation programs, are as follows:

--------------------------------------------------------------- -------------------- -------------- ----------------
                                                                     SEPTEMBER         DECEMBER
                                                                       1999              1998
                                                                      PROGRAM           PROGRAM          TOTAL
--------------------------------------------------------------- -------------------- -------------- ----------------
BALANCE AS OF DECEMBER 31, 1999                                  $          3.1         $     1.0        $     4.1
Business consolidation expenses                                             1.2                 -              1.2
Cash expenditures                                                          (1.6)             (0.4)            (2.0)
Reclassification to accrued liabilities                                       -              (0.6)            (0.6)
--------------------------------------------------------------- -- -------------- ------- --------- ------ ---------
BALANCE AS OF MARCH 31, 2000                                     $          2.7         $       -        $     2.7
--------------------------------------------------------------- -- -------------- ------- --------- ------ ---------

SEPTEMBER 1999 PROGRAM

     On September 27, 1999, Hexcel announced a business consolidation program that entails a rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this program include consolidating the production of certain product lines, including moving equipment and requalifying the respective product lines; vacating certain leased facilities; and consolidating the Company's Composite materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. Total expenses and cash expenditures for this program are expected to approximate $33 and $27 respectively. Expected cash expenditures include $6.0 of capital expenditures.

     Accrued business consolidation expenses as of March 31, 2000, and related activity for this program since December 31, 1999, were as follows:

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                    EMPLOYEE        FACILITY &
                                                                  SEVERANCE &        EQUIPMENT

SEPTEMBER 1999 PROGRAM                                             RELOCATION       RELOCATION          TOTAL
--------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE AS OF DECEMBER 31, 1999                                    $        2.5      $      0.6         $      3.1
Business consolidation expenses                                             0.4             0.8                1.2
Cash expenditures                                                          (0.5)           (1.1)              (1.6)
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------
BALANCE AS OF MARCH 31, 2000                                       $        2.4      $      0.3         $      2.7
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------

     For the quarter ended March 31, 2000, Hexcel recognized $1.2 of business consolidation expenses for this program. As of December 31, 1999 and March 31, 2000, accrued expenses for this program primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

DECEMBER 1998 PROGRAM

     In December 1998, Hexcel announced consolidation actions within its Reinforcement Products and Composite Materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the acquired industrial fabrics business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

     On March 16, 1999, the Company expanded its actions relating to the integration of the acquired industrial fabrics business with the announcement of the closure of its Cleveland, Georgia, facility, which at that time employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment was relocated to the Company's Anderson, South Carolina facility. The closure of this facility, which was completed on September 3, 1999, was the result of competitive conditions in the global market for electronic fiberglass materials, and was not expected at the time of the acquisition of the industrial fabrics business.

     Accrued business consolidation expenses at December 31, 1999 and March 31, 2000 for this program were $1.0 and $0.6, respectively, all of which related to accrued employee severance for terminated employees, and there were no business consolidation expenses incurred for this program during the first quarter of 2000. As of March 31, 2000, the December 1998 business consolidation program was substantially completed, except for the accrued severance of $0.6, which will be paid over the next two years.

NOTE 5 -- NET INCOME PER SHARE

     Computations of basic and diluted net income per share for the quarters ended March 31, 2000 and 1999, are as follows:

------------------------------------------------------------------------- ------------------------- ----------------
                                                                                             2000             1999
------------------------------------------------------------------------- -------------- ---------- ----- ----------
Basic net income per share:
Net income                                                                             $      2.6       $      5.2
Weighted average common shares outstanding                                                   36.6             36.4
------------------------------------------------------------------------- -------------- ---------- ----- ----------
Basic net income per share                                                             $     0.07       $     0.14
------------------------------------------------------------------------- -------------- ---------- ----- ----------
Diluted net income per share:
Net income                                                                             $      2.6       $      5.2

Weighted average common shares outstanding                                                   36.6             36.4
Effect of dilutive securities -
   Stock options                                                                              0.2              0.1
------------------------------------------------------------------------- -------------- ---------- ----- ----------
Diluted weighted average common shares outstanding                                           36.8             36.5
------------------------------------------------------------------------- -------------- ---------- ----- ----------
Diluted net income per share                                                           $     0.07       $     0.14
------------------------------------------------------------------------- -------------- ---------- ----- ----------

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the 2000 and 1999 computations of diluted net income per share, as they were antidilutive. For the quarters ended March 31, 2000 and 1999, substantially all of the Company's outstanding stock options were excluded from the calculation of diluted net income per share. The exercise price for these stock options ranged from approximately $5.75 to $30.68, with the weighted average price being approximately $11.18 in 2000 and $12.55 in 1999.

NOTE 6 -- COMPREHENSIVE LOSS
--------------------------------------------------------------------------------- ----------------------------------
                                                                                           QUARTER ENDED MARCH 31,
                                                                                             2000             1999
--------------------------------------------------------------------------------- ----------------- ----------------
Net income                                                                             $      2.6       $      5.2
Currency translation adjustment                                                              (3.0)            (7.0)
--------------------------------------------------------------------------------- ------ ---------- ----- ----------
Total comprehensive income loss                                                        $     (0.4)      $     (1.8)
--------------------------------------------------------------------------------- ------ ---------- ----- ----------

NOTE 7 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on adjusted income before business consolidation expenses, interest, taxes and equity in income of affiliated companies ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

     Financial information for the Company's operating segments for the quarters ended March 31, 2000 and 1999, is as follows:

-------------------------------------------- ------------------ ----------------- ----------------- ----------------
                                              REINFORCEMENT         COMPOSITE         ENGINEERED
                                                 PRODUCTS           MATERIALS          PRODUCTS          TOTAL
-------------------------------------------- ------------------ ----------------- ----------------- ----------------
FIRST QUARTER 2000
-------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                 $     87.1       $     146.5        $     46.2       $     279.8
Intersegment sales                                    27.2               2.3                 -              29.5
-------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          114.3             148.8              46.2             309.3

 Adjusted EBIT                                        10.5              18.5               3.2              32.2
  Depreciation and amortization                        8.6               4.8               1.0              14.4
  Business consolidation expenses                      0.7               0.4               0.1               1.2
  Capital expenditures                                 1.0               3.0               0.4               4.4
--------------------------------------------  ---- ------------- -- -------------- --- ------------- -- -------------
FIRST QUARTER 1999
--------------------------------------------  ---- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                       85.8             178.2              52.2             316.2
Intersegment sales                                    35.7               2.8                 -              38.5
--------------------------------------------  ---- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          121.5             181.0              52.2             354.7

 Adjusted EBIT                                        10.3              25.1               3.9              39.3
  Depreciation and amortization                        8.9               5.1               0.9              14.9
  Business consolidation expenses                      2.6               0.1               0.1               2.8
  Capital expenditures                          $      4.2       $       3.6        $      1.5       $       9.3
 ------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------

Reconciliations of the totals reported for the operating segments to consolidated income before income taxes, are as follows:

---------------------------------------------------------------------------------- ----------------------------------
                                                                                            QUARTER ENDED MARCH 31,
                                                                                             2000              1999
---------------------------------------------------------------------------------- ---------------- -----------------
Total Adjusted EBIT for reportable segments                                           $      32.2       $        39.3
Less:
Business consolidation expenses                                                               1.2                 2.8
Corporate, other expenses and eliminations                                                    9.2                 9.4
Interest expense                                                                             18.4                19.1
--------------------------------------------------------------------------------- ----- ------------ ---- -----------
Consolidated income before income taxes                                               $       3.4       $         8.0
--------------------------------------------------------------------------------- ----- ------------ ---- -----------

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the quarters ended March 31, 2000 and 1999, is as follows:

--------------------------------------------------------------------------------- ----------------------------------
                                                                                           QUARTER ENDED MARCH 31,
                                                                                            2000              1999
--------------------------------------------------------------------------------- ---------------- -----------------
Cash paid for:
    Interest                                                                         $      25.3       $       14.8
    Taxes                                                                            $         -       $        1.5
--------------------------------------------------------------------------------- ---- ----------- ----- -----------


NOTE 9 -- SUBSEQUENT EVENT

     On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $115.4, subject to certain further post-closing adjustments. Net proceeds from the sale were used to repay approximately $111.6 of the Company's term debt outstanding under its Senior Credit Facility. The Company expects to recognize a pre-tax gain from the sale of the Bellingham business of between $65 and $75 in the second quarter of 2000.

     The table below reflects unaudited pro forma consolidated results of Hexcel for the quarters ended March 31, 2000 and 1999, as if the sale had occurred at the beginning of the periods presented.

--------------------------------------------------------------------------------- ----------------------------------
                                                                                           QUARTER ENDED MARCH 31,
                                                                                            2000              1999
--------------------------------------------------------------------------------- ---------------- -----------------
Pro forma net sales                                                                  $     263.2       $      304.7
Pro forma net income                                                                         3.4                5.9
Pro forma net income per share                                                       $      0.09       $       0.16
--------------------------------------------------------------------------------- ---- ----------- ----- -----------

     Unaudited pro forma financial information for the Company's operating segments for the quarters ended March 31, 2000 and 1999, is as follows:

-------------------------------------------- ------------------ ----------------- ----------------- ----------------
                                              REINFORCEMENT         COMPOSITE         ENGINEERED
                                                 PRODUCTS           MATERIALS          PRODUCTS          TOTAL
-------------------------------------------- ------------------ ----------------- ----------------- ----------------
PRO FORMA FIRST QUARTER 2000
-------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                 $     87.1       $     146.5        $     29.6       $     263.2
Intersegment sales                                    27.2               1.8                 -              29.0
-------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          114.3             148.3              29.6             292.2

 Adjusted EBIT                                        10.5              18.5               2.1              31.1
  Depreciation and amortization                        8.6               4.8               0.7              14.1
  Business consolidation expenses                      0.7               0.4               0.1               1.2
  Capital expenditures                                 1.0               3.0               0.2               4.2
 -------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------

PRO FORMA FIRST QUARTER 1999

--------------------------------------------      ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                       85.8             178.2              40.7             304.7
Intersegment sales                                    35.7               2.4                 -              38.1
-------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          121.5             180.6              40.7             342.8

 Adjusted EBIT                                        10.3              25.1               3.0              38.4
  Depreciation and amortization                        8.9               5.1               0.7              14.7
  Business consolidation expenses                      2.6               0.1               0.1               2.8
  Capital expenditures                                 4.2               3.6               0.6               8.4
 ------------------------------------------- ---- ------------- -- -------------- --- ------------- -- -------------

     Unaudited pro forma assets by operating segment and a reconciliation of these assets to Hexcel's pro forma consolidated assets, as of December 31, 1999, is as follows:

--------------------------------------------------------------------------------- ----------------------------------
                                                                                         AS OF DECEMBER 31,
                                                                                      PRO FORMA        AS REPORTED
                                                                                         1999             1999
--------------------------------------------------------------------------------- --------------- ------------------
Reinforcement products                                                               $     712.5       $     712.5
Composite materials                                                                        359.3             359.3
Engineered products                                                                         71.3             115.4
--------------------------------------------------------------------------------- ---- ----------- ----- -----------
Total per reportable segments                                                            1,143.1           1,187.2
Corporate assets                                                                            58.7              91.3
Eliminations                                                                               (16.6)            (16.6)
--------------------------------------------------------------------------------- ---- ----------- ----- -----------
Total consolidated assets                                                            $   1,185.2       $   1,261.9
--------------------------------------------------------------------------------- ---- ----------- ----- -----------



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

FINANCIAL OVERVIEW

    ---------------------------------------------------------------------- ----------------------------------------
                                                                                          UNAUDITED
    ---------------------------------------------------------------------- ----------------------------------------
                                                                                   Quarter Ended March 31,
    (IN MILLIONS, EXCEPT PER SHARE DATA)                                                2000                 1999
    ---------------------------------------------------------------------- ------------------- --------------------
    ---------------------------------------------------------------------- --------- --------- --------- ----------

    Net sales                                                                    $     279.8         $      316.2
    Gross margin %                                                                      22.2%                22.4%
    Adjusted operating income % (a)                                                      8.2%                 9.5%
    Adjusted EBITDA (b)                                                          $      38.0         $       45.6
    Business consolidation expenses                                              $       1.2         $        2.8
    Net income                                                                   $       2.6         $        5.2
    Adjusted net income (a)                                                      $       3.4         $        7.0
    ---------------------------------------------------------------------- --------- --------- --------- ----------

    Diluted net income per share                                                 $      0.07         $       0.14
    Adjusted diluted net income per share (a)                                    $      0.09         $       0.19
    ---------------------------------------------------------------------- --------- --------- --------- ----------

(a) Excludes business consolidation expenses and related income taxes, as applicable.
(b) Excludes business consolidation expenses, interest, taxes, depreciation, amortization and equity in income of affiliated companies.


SALE OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

      On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $115.4 million, subject to certain further post-closing adjustments. Net proceeds from the sale were used to repay approximately $111.6 million of the Company's term debt outstanding under its senior credit facility. The Company expects to recognize a pre-tax gain from the sale of the Bellingham business of approximately $65 million to $75 million in the second quarter of 2000.

     Pro forma net sales, net income and net income per share, after giving effect to the sale of the Bellingham division as if the transaction had occurred at the beginning of 2000, were $263.2 million, $3.4 million and $0.09 per share, respectively. Pro forma net sales, net income and net income per share for the same period in 1999, were $304.7 million, $5.9 million and $0.16 per share, respectively. All of Bellingham's net sales were made to the commercial aerospace market. Hexcel continues to evaluate strategic alternatives for its aircraft structures and interiors businesses in Kent, Washington, which is the remaining component of the Company's Engineered Products business segment.

RESULTS OF OPERATIONS

     NET SALES: Net sales for the first quarter of 2000 decreased 12% to $279.8 million, compared with $316.2 million for the first quarter of 1999, primarily as a result of lower commercial aerospace sales due to a reduction in The Boeing Company's ("Boeing") commercial aircraft build rates. First quarter 2000 net sales were also reduced by certain space and defense contracts which concluded in the second half of 1999. Further, the strengthening of the U.S. dollar against the Euro in the last twelve months has reduced revenues in U.S. dollar terms by approximately $9 million compared to the first quarter of 1999.

     The following table summarizes net sales to third-party customers by product group and market segment for the quarters ended March 31, 2000 and 1999:

---------------------------------------- ----------------------------------------------------------------------------
                                                                          UNAUDITED
                                         ---------------- -------------- ------------- --------------- --------------
                                           COMMERCIAL        SPACE &
(IN MILLIONS)                               AEROSPACE        DEFENSE     ELECTRONICS     INDUSTRIAL        TOTAL
---------------------------------------- ---------------- -------------- ------------- --------------- --------------

FIRST QUARTER 2000 NET SALES
Reinforcement products                     $     15.6      $     4.1      $   43.6       $    23.8      $     87.1
Composite materials                              92.6           19.8             -            34.1           146.5
Engineered products                              43.7            2.5             -               -            46.2
---------------------------------------- ----- ---------- --- ---------- -- ---------- ---- ---------- -- -----------
  Total                                    $    151.9      $    26.4      $   43.6       $    57.9      $    279.8
                                                  54%             9%           16%             21%            100%
---------------------------------------- ----- ---------- --- ---------- -- ---------- ---- ---------- -- -----------
FIRST QUARTER 1999 NET SALES
Reinforcement products                     $     15.3      $     5.5      $   42.3       $    22.7     $      85.8
Composite materials                             119.7           29.6             -            28.9           178.2
Engineered products                              48.9            3.3             -              -             52.2
---------------------------------------- ----- ---------- --- ---------- -- ---------- ---- -------- ---- -----------
  Total                                    $    183.9      $    38.4      $   42.3       $    51.6     $     316.2
                                                  58%            12%           13%             17%            100%
---------------------------------------- ----- ---------- --- ---------- -- ---------- ---- -------- ---- -----------

     Commercial aerospace net sales decreased 17% to $151.9 million for the first quarter of 2000, from $183.9 million for the first quarter of 1999. The decline in sales primarily reflects the impact of the decrease in aircraft production rates by Boeing that commenced last year, in anticipation of lower aircraft deliveries in 2000. Approximately 28% and 10% of Hexcel's 1999 net sales were identifiable as sales to Boeing and related subcontractors, and Airbus Industrie ("Airbus") and related subcontractors, respectively. Planned deliveries of commercial aircraft by Boeing declined from 620 aircraft in 1999, to 490 aircraft in 2000. Hexcel's first quarter 1999 net sales reflected the peak of Boeing's commercial aircraft production, as the Company delivers its products on average six to nine months ahead of the delivery of an aircraft.

     Boeing has publicly indicated that it may be able to sustain aircraft production at the current level of 490 per year, due in part to the continued economic recovery in Asia, while Airbus is projecting a modest increase in aircraft deliveries to more than 300 per year. At the same time, independent forecasts indicate continued growth in the production of regional and business aircraft.

     Space and defense net sales for the first quarter of 2000 decreased 31% to $26.4 million, from $38.4 million for the first quarter of 1999. This decrease primarily reflects the conclusion of certain space and defense contracts in the second half of 1999, as well as the impact of declining demand for satellites and satellite launch vehicles in response to recent launch failures and concerns about the financial viability of certain satellite ventures. However, Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter full-scale production in the near future. These programs include the V-22 (Osprey) tilt-rotor, the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), and the RAH-66 (Comanche) and NH90 helicopters.

     Electronics net sales increased 3% to $43.6 million for the first quarter of 2000, from $42.3 million for the first quarter of 1999. The increase in sales reflects sales volume growth for Hexcel's lightweight fiberglass fabrics used in electronic applications, partially offset by a decrease in sales of heavyweight electronic fabrics. The increase in sales of lightweight fiberglass fabrics reflects both the growing use of electronic devices throughout the world, as well as the Company's success in securing additional business from a major producer of high-quality printed circuit board laminates.

     Demand for lightweight fiberglass fabrics continues to grow and global manufacturing capacity appears to be tightening. During the first quarter of 2000, Hexcel started to switch some of its heavyweight fabric production capacity to meet lightweight fabric demand. In addition, the Company plans to install additional lightweight fabric looms by the end of the year to meet the expected continuing growth in demand, and is evaluating how it may further expand its lightweight fabric manufacturing capacity to support market growth.

     Industrial net sales for the first quarter of 2000 increased 12% to $57.9 million, from $51.6 million for the first quarter of 1999, primarily reflecting growth in sales for wind energy applications and increased sales of composite materials to the automotive industry.

     GROSS MARGIN: Gross margin for the first quarter of 2000 was $62.2 million, or 22.2% of net sales, compared with $70.8 million, or 22.4% of net sales, for the first quarter of 1999. The decline in gross margin dollars, relative to the first quarter of 1999, reflects lower sales levels, while the maintenance of a comparable gross margin percentage reflects the beneficial impact of the Company's cost reduction activities.

     OPERATING INCOME: Operating income was $21.8 million in the first quarter of 2000, or 7.8% of net sales, compared with $27.1 million in the first quarter of 1999, or 8.6% of net sales. Excluding business consolidation expenses, operating income in the first quarter of 2000 was $23.0 million or 8.2% of net sales, compared with $29.9 million, or 9.5% of net sales, in the first quarter of 1999. The aggregate decrease in operating income, excluding business consolidation expenses, reflects the decrease in net sales, partially offset by a reduction in selling, general and administrative ("SG&A") expenses over the first quarter of 1999. SG&A expenses were $32.9 million, or 11.8% of net sales for the first quarter of 2000 compared with $34.4 million, or 10.9% of net sales for the first quarter of 1999. Research and technology expenses were $6.3 million, or 2.3% of net sales for the first quarter of 2000 compared with $6.5 million, or 2.1% of net sales for the first quarter of 1999.

     NET INCOME AND NET INCOME PER SHARE:

---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                       2000               1999
---------------------------------------------------------------------------------------------------------------------
Net income                                                                             $    2.6      $         5.2
Diluted net income per share                                                           $   0.07      $        0.14
Diluted net income per share, excluding goodwill amortization                          $   0.13      $        0.20
Adjusted diluted net income per share, excluding business consolidation expenses       $   0.09      $        0.19
Diluted weighted average shares outstanding                                                36.8               36.5
---------------------------------------------------------------------------------------------------------------------

     Refer to Note 5 to the accompanying condensed consolidated financial statements for the calculation of diluted net income per share.

FINANCIAL CONDITION AND LIQUIDITY

SENIOR CREDIT FACILITY

     In connection with the acquisition of the industrial fabrics business of Clark-Schwebel, Inc. on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the industrial fabrics business; (b) refinance the Company's existing credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended on January 21, 1999, August 13, 1999 and March 7, 2000, to accommodate, among other things, the issuance of $240.0 million of 9.75% senior subordinated notes and the impact of the decline in the Company's operating results on certain financial covenants.

     Effective with the March 7, 2000, amendment, the Senior Credit Facility provides Hexcel with approximately $516.5 million of borrowing capacity, subject to certain limitations. Interest on outstanding borrowings ranges from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. Prior to March 2000, the upper limits of these interest ranges were 2.75% and 1.75%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee that ranges from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain defined circumstances, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings on September 30, 2000. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including a limitation on the redemption of capital stock and a general prohibition against the payment of dividends.

     Hexcel completed the sale of its Bellingham aircraft interiors business on April 26, 2000, and used approximately $111.6 million of net proceeds from the sale to repay outstanding term debt under the Senior Credit Facility. As a result of this repayment, the total borrowing capacity available to the Company under the Senior Credit Facility was reduced from approximately $516.5 million to approximately $405 million. Outstanding borrowings under the Senior Credit Facility totaled $212.8 million on April 26, 2000, and unused borrowing capacity was approximately $182.1 million at that date.

     The Company expects that the Senior Credit Facility will be sufficient to fund its worldwide operations for the foreseeable future. The Senior Credit Facility is scheduled to expire in September 2004, except for approximately $59 million which is due for repayment in September 2005. Further discussion of the Company's financial resources is contained in Note 3 to the accompanying condensed consolidated financial statements.

CAPITAL EXPENDITURES

     Capital expenditures totaled $4.4 million for the first three months of 2000 compared to $9.4 million for the first three months of 1999. The Company expects total capital expenditures for 2000 of approximately $40 million.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

     FIRST QUARTER, 2000: Earnings before business consolidation expenses, interest, taxes, depreciation, amortization, and equity in income of affiliated companies ("Adjusted EBITDA") for the first quarter of 2000 was $38.0 million. Net cash used for operating activities was $6.1 million, as working capital changes of $18.0 million and deferred income taxes of $4.5 million more than offset $2.6 million of net income, $15.0 million of depreciation and amortization and cash provided by all other operating activities.

     Net cash used for investing activities was $7.8 million, reflecting the Company's capital expenditures and investments in affiliated companies for the quarter. Net cash provided by financing activities was $17.8 million.

     FIRST QUARTER, 1999: Adjusted EBITDA for the first quarter of 1999 was $45.6 million. Net cash provided by operating activities was $17.3 million, as $5.2 million of net income and $15.6 million of non-cash depreciation and amortization more than offset cash used by all other operating activities.

     Net cash used for investing activities was $9.4 million, reflecting the Company's capital expenditures for the quarter. Net cash used for financing activities was $12.4 million, primarily reflecting $9.0 million of debt issuance costs pertaining to the issuance of the Company's senior subordinated notes.

     Adjusted EBITDA has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA may not be comparable to similarly titled financial measures of other companies. Adjusted EBITDA does not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

           Reconciliations of net income to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2000 and 1999, are as follows:

------------------------------------------------------------------------------------ --------------- ----------------
(IN MILLIONS)                                                                                 2000              1999
------------------------------------------------------------------------------------ ------ -------- ----- ----------
Net income                                                                                $    2.6       $      5.2
Provision for income taxes                                                                     1.2              2.8
Interest expense                                                                              18.4             19.1
Depreciation and amortization expense                                                         15.0             15.6
Equity in income of affiliated companies                                                      (0.4)               -
Other                                                                                            -              0.1
------------------------------------------------------------------------------------ ------ -------- ----- ----------
EBITDA                                                                                        36.8             42.8
Business consolidation expenses                                                                1.2              2.8
------------------------------------------------------------------------------------ ------ -------- ----- ----------
Adjusted EBITDA                                                                           $   38.0       $     45.6
------------------------------------------------------------------------------------ ------ -------- ----- ----------

     The ratio of earnings to fixed charges for the quarters ended March 31, 2000 and 1999, were 1.2x and 1.4x, respectively. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense.

BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and March 31, 2000, activity during the quarter ended March 31, 2000, and a brief description for each of the Company's business consolidation programs is as follows:

--------------------------------------------------------------- -------------------- -------------- ----------------
                                                                     SEPTEMBER         DECEMBER
                                                                       1999              1998
(IN MILLIONS)                                                         PROGRAM           PROGRAM          TOTAL
--------------------------------------------------------------- -------------------- -------------- ----------------
BALANCE AS OF DECEMBER 31, 1999                                  $          3.1         $     1.0        $     4.1
Business consolidation expenses                                             1.2                 -              1.2
Cash expenditures                                                          (1.6)             (0.4)            (2.0)
Reclassification to accrued liabilities                                       -              (0.6)            (0.6)
--------------------------------------------------------------- -- -------------- ------- --------- ------ ---------
BALANCE AS OF MARCH 31, 2000                                     $          2.7         $       -        $     2.7
--------------------------------------------------------------- -- -------------- ------- --------- ------ ---------

SEPTEMBER 1999 PROGRAM

     On September 27, 1999, Hexcel announced a business consolidation program that entails a rationalization of manufacturing facilities for certain product lines. The objectives of this program are to eliminate excess capacity and overhead, improve manufacturing focus and yields, and create additional centers of manufacturing excellence. Specific actions contemplated by this program include consolidating the production of certain product lines, including moving equipment and requalifying the respective product lines; vacating certain leased facilities; and consolidating the Company's Composite materials business segment's U.S. marketing, research and technology, and administrative functions into one location. The consolidation program calls for the elimination of approximately 400 positions (primarily manufacturing), and a total reduction in occupied floor space of over 250,000 square feet. Total expenses and cash expenditures for this program are expected to approximate $33 million and $27 million respectively. Expected cash expenditures include $6.0 million of capital expenditures.

           Accrued business consolidation expenses as of March 31, 2000, and related activity for this program since December 31, 1999, were as follows:

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                    EMPLOYEE        FACILITY &
                                                                  SEVERANCE &        EQUIPMENT
(IN MILLIONS)                                                      RELOCATION       RELOCATION          TOTAL
--------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE AS OF DECEMBER 31, 1999                                    $        2.5      $      0.6         $      3.1
Business consolidation expenses                                             0.4             0.8                1.2
Cash expenditures                                                          (0.5)           (1.1)              (1.6)
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------
BALANCE AS OF MARCH 31, 2000                                       $        2.4             0.3                2.7
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------

     For the quarter ended March 31, 2000, Hexcel recognized $1.2 million of business consolidation expenses for this program. As of December 31, 1999 and March 31, 2000, accrued expenses for this program primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

DECEMBER 1998 PROGRAM

     In December 1998, Hexcel announced consolidation actions within its Reinforcement Products and Composite Materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of the acquired industrial fabrics business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

     On March 16, 1999, the Company expanded its actions relating to the integration of the acquired industrial fabrics business with the announcement of the closure of its Cleveland, Georgia, facility, which at that time employed approximately 100 manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment was relocated to the Company's Anderson, South Carolina facility. The closure of this facility, which was completed on September 3, 1999, was the result of competitive conditions in the global market for electronic fiberglass materials, and was not expected at the time of the acquisition of the industrial fabrics business.

     Accrued business consolidation expenses at December 31, 1999 and March 31, 2000 for this program, were $1.0 million and $0.6 million, respectively, all of which related to accrued employee severance for terminated employees, and there were no business consolidation expenses incurred for this program during the first quarter of 2000. As of March 31, 2000, the December 1998 business consolidation program was substantially completed, except for the accrued severance of $0.6 million, which will be paid over the next two years.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue, and provides guidance for disclosures related to revenue recognition policies. In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which extends the effective date of SAB 101 to the second quarter of 2000. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (b) expectations regarding the growth in the production of military aircraft and helicopters; (c) expectations regarding the growth in demand for electronics fabrics as well as future industry capacity utilization; (d) expectations regarding sales growth, sales mix, and gross margins; (e) estimates of pro forma 1999 financial data; (f) expectations regarding 2000 capital expenditures, including the installation of additional fiberglass fabric looms; (g) expectations regarding Hexcel's financial condition and liquidity; (h) estimated additional expenses, and related cash costs, to be incurred for business consolidation programs; and (i) the estimated gain resulting from the sale of Bellingham.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $115.4 million, subject to certain further post-closing adjustments. Net proceeds from the sale were used to repay $111.6 million of the Company's term debt outstanding under its variable rate Senior Credit Facility. Assuming a 10% favorable and unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, the 1999 pro forma net loss would have been as follows:

--------------------------------------------------------------------------- ----------------------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                              AS REPORTED         PRO FORMA
                                                                                 1999               1999
--------------------------------------------------------------------------- ----------------- ----------------------
Net loss                                                                          $    23.3         $ 23.2
10% favorable change                                                                   22.0           22.7
10% unfavorable change                                                            $    24.6         $ 23.7
--------------------------------------------------------------------------- ------- --------- ------- --------------




                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         2.1 Consent letter dated March 30, 2000 relating to the Third Amendment dated March 7, 2000 to the Second Amended and Restated Credit Agreement dated August 13, 1999.

         27.       Financial Data Schedule (electronic filing only).


(B)      REPORTS ON FORM 8-K:

         Current Report on Form 8-K dated April 6, 2000 relating to a press release issued by the Company announcing an agreement to sell its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc.

         Current Report on Form 8-K dated May 10, 2000, relating to the sale of the Company's Bellingham aircraft interiors business to Britax Cabin Interiors, Inc. on April 26, 2000, and pro forma financial information reflecting such sale.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

HEXCEL CORPORATION
(Registrant)



     May 15, 2000                                            /s/ Kirk G. Forbeck
----------------------                                      --------------------
       (Date)                                                   Kirk G. Forbeck,
                                                        Chief Accounting Officer