Form 10-Q
period 2000-06-30
HEXCEL CORP /DE/
filed 2000-08-14
CIK 717605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

================================================================================

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

                       For the Quarter Ended June 30, 2000

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


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                             OUTSTANDING AT AUGUST 11, 2000
                -----                             ------------------------------
             COMMON STOCK                                    36,881,456


================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

 ITEM 1.   Condensed Consolidated Financial Statements

                 o   Condensed Consolidated Balance Sheets--
                     June 30, 2000 and December 31, 1999                       2

                 o   Condensed Consolidated Statements of
                     Operations -- The Quarter and Year-to-Date Periods
                     Ended June 30, 2000 and 1999                              3

                 o   Condensed Consolidated Statements of
                     Cash Flows -- The Year-to-Date Periods
                     Ended June 30, 2000 and 1999                              4

                 o   Notes to Condensed Consolidated
                     Financial Statements                                      5

 ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12

 ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk         23


PART II.   OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Security Holders                23

 ITEM 6.   Exhibits and Reports on Form 8-K                                   24


SIGNATURE                                                                     25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                                             ------------------------------------
                                                                                   JUNE 30,        DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                   2000                1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $       7.0         $       0.2
   Accounts receivable                                                                171.4               158.6
   Inventories                                                                        155.1               153.7
   Prepaid expenses and other assets                                                    5.2                 5.1
   Deferred tax asset                                                                  10.1                10.2
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                               348.8               327.8

Property, plant and equipment                                                         592.5               614.5
Less accumulated depreciation                                                        (234.7)             (222.4)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                   357.8               392.1

Goodwill and other purchased intangibles, net of accumulated
  amortization of $30.1 in 2000 and $24.9 in 1999                                     398.8               411.2
Investments in affiliated companies and other assets                                  124.9               130.8
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                    $   1,230.3         $   1,261.9
-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations             $      29.7         $      34.3
  Accounts payable                                                                     82.8                80.3
  Accrued liabilities                                                                 103.0                95.9
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                           215.5               210.5

Long-term notes payable and capital lease obligations                                 622.8               712.5
Indebtedness to a related party                                                        24.2                24.1
Other non-current liabilities                                                          46.9                44.7
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     909.4               991.8

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized,
  no shares issued or outstanding in 2000 and 1999                                        -                   -
Common stock, $0.01 par value, 100.0 shares authorized, shares
  issued and outstanding of 37.6 in 2000 and 37.4 in 1999                               0.4                 0.4
Additional paid-in capital                                                            276.2               273.6
Retained earnings                                                                      64.7                11.6
Accumulated other comprehensive loss                                                   (9.6)               (4.8)
----------------------------------------------------------------------------------------------------------------
                                                                                      331.7               280.8
Less - treasury stock, at cost, 0.9 shares in 2000 and 0.8 in 1999                    (10.8)              (10.7)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            320.9               270.1
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $   1,230.3         $   1,261.9
-----------------------------------------------------------------------------------------------------------------

THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                   -----------------------------------------------------------------
                                                                              UNAUDITED
                                                   -----------------------------------------------------------------
                                                           QUARTER ENDED JUNE 30,     YEAR-TO-DATE ENDED JUNE 30,
(IN MILLIONS, EXCEPT  PER SHARE DATA)                        2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                              $    271.6       $   292.7      $    551.4       $   608.9
Cost of sales                                               211.1           226.4           428.7           471.8
--------------------------------------------------------------------------------------------------------------------
  Gross margin                                               60.5            66.3           122.7           137.1

Selling, general and administrative expenses                 31.2            33.7            64.1            68.1
Research and technology expenses                              5.2             6.3            11.5            12.8
Business consolidation expenses                                 -             1.4             1.2             4.2
--------------------------------------------------------------------------------------------------------------------
  Operating income                                           24.1            24.9            45.9            52.0

Gain on sale of
  Bellingham aircraft interiors business                     68.3               -            68.3               -
Interest expense                                             17.2            18.4            35.6            37.5
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                 75.2             6.5            78.6            14.5
Provision for income taxes                                   26.5             2.3            27.7             5.1
--------------------------------------------------------------------------------------------------------------------
  Income before equity in earnings                           48.7             4.2            50.9             9.4
Equity in earnings of affiliated companies                    1.7             0.1             2.2             0.1
--------------------------------------------------------------------------------------------------------------------
  Net income                                           $     50.4       $     4.3      $     53.1       $     9.5
--------------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic                                                $     1.38       $    0.12      $     1.45       $    0.26
  Diluted                                                    1.14            0.12            1.24            0.26

Weighted average shares:
  Basic                                                      36.6            36.5            36.6            36.4
  Diluted                                                    45.5            36.6            45.2            36.5
--------------------------------------------------------------------------------------------------------------------
THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.



HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                                UNAUDITED
                                                                                 -------------------------------------
                                                                                       YEAR-TO-DATE ENDED JUNE 30,
(IN MILLIONS)                                                                               2000               1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $      53.1         $       9.5
  Reconciliation to net cash provided by operations:
    Depreciation and amortization                                                           29.7                31.5
    Deferred income taxes                                                                   16.5                (1.9)
    Gain on sale of Bellingham aircraft interiors business                                 (68.3)                  -
    Accrued business consolidation expenses                                                  1.2                 4.2
    Business consolidation payments                                                         (4.9)               (6.6)
    Equity in earnings of affiliated companies                                              (2.2)               (0.1)
    Working capital changes and other                                                      (20.9)               11.5
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                  4.2                48.1
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (12.9)              (18.0)
  Proceeds from sale of Bellingham aircraft interiors business                             113.3                   -
  Proceeds from sale of other assets                                                         1.1                   -
  Investments in affiliated companies                                                       (6.0)                  -
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities                                      95.5               (18.0)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of credit facilities, net                                                     (82.8)             (247.3)
  Proceeds (repayments) of long-term debt and capital lease obligations, net                (9.5)              224.8
  Debt issuance costs                                                                       (0.9)               (9.5)
  Activity under stock plans                                                                 0.3                 0.7
----------------------------------------------------------------------------------------------------------------------
  Net cash used for financing activities                                                   (92.9)              (31.3)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                   -                (0.6)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         6.8                (1.8)
Cash and cash equivalents at beginning of year                                               0.2                 7.5
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $       7.0         $       5.7
----------------------------------------------------------------------------------------------------------------------

THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2000, and the results of operations for the quarter and year-to-date periods ended June 30,
2000 and 1999, and the cash flows for the year-to-date periods ended June 30, 2000 and 1999. The condensed consolidated balance sheet of the Company as of December 31, 1999 was derived from the audited 1999 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 -- GAIN ON DISPOSITION OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

     On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business ("Bellingham") to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3. The sale resulted in an after-tax gain of approximately $44, or $0.97 per diluted share. The Bellingham business had sales and operating profit of approximately $70 and $8, respectively, for 1999. Net proceeds from the sale were used to repay $111.6 of outstanding term debt under the Company's senior credit facility. The condensed consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the Engineered Products business segment up to the date of disposal.

     Quarter and year-to-date June 30, 2000 and 1999 sales and operating income for the Bellingham business were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                         QUARTER ENDED JUNE 30,     YEAR-TO-DATE ENDED JUNE 30,
                                                          2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------
Sales                                                 $    2.4         $   15.3       $     19.0         $    26.9
Operating income (loss)                               $   (0.6)        $    1.5       $      0.6         $     2.4
--------------------------------------------------------------------------------------------------------------------


NOTE 3 -- INVENTORIES
---------------------------------------------------------------------------------- ---------------- ----------------
                                                                                          6/30/00         12/31/99
---------------------------------------------------------------------------------- ---------------- ----------------
Raw materials                                                                          $     74.4     $       55.5
Work in progress                                                                             46.2             47.8
Finished goods                                                                               34.5             50.4
---------------------------------------------------------------------------------- ----- ---------- ------ ---------
Total inventories                                                                      $    155.1     $      153.7
---------------------------------------------------------------------------------- ----- ---------- ------ ---------



NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY

--------------------------------------------------------------------------- -------------------- -------------------
                                                                                      6/30/00            12/31/99
--------------------------------------------------------------------------- -------------------- -------------------
Senior credit facility                                                             $    211.0        $      303.0
European credit and overdraft facilities                                                 15.3                14.8
9.75% Senior subordinated notes, due 2009                                               240.0               240.0
7.0% Convertible subordinated notes, due 2003                                           114.4               114.4
7.0% Convertible subordinated debentures, due 2011                                       25.6                25.6
Various notes payable                                                                     0.3                 0.4
--------------------------------------------------------------------------- -------- ----------- ----- -------------
Total notes payable                                                                     606.6               698.2
Capital lease obligations                                                                45.9                48.6
11.0% Senior subordinated note payable to a related party, increasing
  at a rate of 0.5% per annum, due 2003                                                  24.2                24.1
--------------------------------------------------------------------------- -------- ----------- ----- -------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                                  $    676.7        $      770.9
--------------------------------------------------------------------------- -------- ----------- ----- -------------

Notes payable and current maturities of long-term liabilities                      $     29.7        $       34.3
Long-term notes payable and capital lease obligations,
  less current maturities                                                               622.8               712.5
Indebtedness to a related party,  net of unamortized discount of
  $0.8 as of June 30, 2000 and $0.9 as of December 31, 1999                              24.2                24.1
--------------------------------------------------------------------------- -------- ----------- ----- -------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                                  $    676.7        $      770.9
--------------------------------------------------------------------------- -------- ----------- ----- -------------

SENIOR CREDIT FACILITY

     On March 7, 2000, the Company amended its global credit facility (the "Senior Credit Facility") to accommodate, among other things, its planned sale of assets and the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants. Prior to the sale of the Bellingham business, the amended Senior Credit Facility provided Hexcel with approximately $516.5 of borrowing capacity, subject to certain limitations, at interest on outstanding borrowings ranging from 0.75% to 2.75% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 1.75% in excess of the base rate of the administrative agent for the lenders. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain circumstances defined in the March 7, 2000 amendment, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings as soon as practicable after September 30, 2000. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including a limitation on the redemption of capital stock and a general prohibition against the payment of dividends.

     As discussed in Note 2, net proceeds from the sale of the Bellingham business were used to repay $111.6 of outstanding term debt under the Senior Credit Facility. As a result of this repayment, the total borrowing capacity available to the Company under the Senior Credit Facility was reduced to approximately $405 and the upper limit of the interest ranges were increased to 3.00% and 2.00%, respectively. Unused borrowing capacity under the Senior Credit Facility was approximately $187 on June 30, 2000. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 that is due for repayment in 2005.

NOTE 5 -- BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and June 30, 2000, activity during the six months ended June 30, 2000, and a brief description for each of the Company's business consolidation programs, are as follows:

--------------------------------------------------------------- ------------------ ------------------ --------------
                                                                    SEPTEMBER          DECEMBER
                                                                      1999               1998
                                                                     PROGRAM           PROGRAM               TOTAL
--------------------------------------------------------------- ------------------ ------------------ --------------

BALANCE AS OF DECEMBER 31, 1999                                    $       3.1       $     1.0          $      4.1
Business consolidation expenses:
     Current period expenses                                               4.6               -                 4.6
     Reversal of 1999 expenses                                            (3.4)              -                (3.4)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Net business consolidation expenses                                   1.2               -                 1.2
Cash expenditures                                                         (4.5)           (0.4)               (4.9)
Non-cash items:
     Reversal of 1999 business consolidation expenses                      3.1               -                 3.1
     Other non-cash usage                                                 (0.2)              -                (0.2)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Total non-cash items                                                  2.9                                 2.9
Reclassification to accrued liabilities                                     -             (0.6)               (0.6)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
 BALANCE AS OF JUNE 30, 2000                                        $       2.7       $      -          $      2.7
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------

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

     In the second quarter of 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by an increase in sales and production for its electronic woven glass fabrics and its other ballistic products. Due to the stronger than anticipated improvements in market conditions, which are expected to continue beyond the current year, the Company performed a manufacturing capacity review. The review concluded with the decision to expand manufacturing capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at the Company's Seguin, Texas and Anderson, South Carolina facilities. As a result of the decision to not proceed to consolidate production between these facilities, the Company reversed a total of $3.4 of business consolidation expenses that were previously recognized in 1999, including $3.1 in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

     The amended program calls for the elimination of approximately 270 positions (primarily manufacturing). Total expenses and cash expenditures for the amended program (reflecting both the changes to the consolidation of weaving activities and the most current estimates of the cost of the other actions) are expected to approximate $26.0 and $25.0, respectively. Expected cash expenditures include $8.0 of capital expenditures.

     Accrued business consolidation expenses at December 31, 1999 and June 30, 2000, and related activity for this program for the first half of 2000, were as follows:

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                    EMPLOYEE        FACILITY &
                                                                  SEVERANCE &        EQUIPMENT
SEPTEMBER 1999 PROGRAM                                             RELOCATION       RELOCATION          TOTAL
--------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE AS OF DECEMBER 31, 1999                                    $       2.5      $      0.6         $      3.1
Business consolidation expenses:
     Current period expenses                                               1.9             2.7                4.6
     Reversal of 1999 expenses                                            (0.3)           (3.1)              (3.4)
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------
     Net business consolidation expenses                                   1.6            (0.4)               1.2
Cash expenditures                                                         (1.6)           (2.9)              (4.5)
Non-cash items:
     Reversal of 1999 business consolidation expenses                        -             3.1                3.1
     Other non-cash usage                                                    -            (0.2)              (0.2)
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------
     Total non-cash items                                                    -             2.9                2.9
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------
BALANCE AS OF JUNE 30, 2000                                        $       2.5      $      0.2         $      2.7
--------------------------------------------------------------- ---- ------------ ---- ----------- ------ ----------

     For the six months ended June 30, 2000, Hexcel recognized $1.2 of business consolidation expenses for this program, net of the $3.4 reversal as described above. As of December 31, 1999 and June 30, 2000, accrued expenses for this program primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

DECEMBER 1998 PROGRAM

     In December 1998, Hexcel announced consolidation actions within its Reinforcement Products and Composite Materials business segments. These actions included the integration of the Company's existing fabrics business with the U.S. operations of an acquired industrial fabrics business, and the combination of the Company's U.S., European and Pacific Rim composite materials businesses into a single global business unit. The objectives of these actions were to eliminate redundancies, improve manufacturing planning, and enhance customer service. The Company substantially completed these actions in the first quarter of 1999, which resulted in the elimination of approximately 100 operating, sales, marketing and administrative positions.

     On March 16, 1999, the Company expanded its actions relating to the integration of an acquired industrial fabrics business with the announcement of the closure of its Cleveland, Georgia, facility, which at that time employed approximately 100 people in manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment was relocated to the Company's Anderson, South Carolina facility. The closure of this facility, which was completed on September 3, 1999, was the result of competitive conditions in the global market for electronic fiberglass materials, and was not expected at the time of the acquisition of the industrial fabrics business.

     The December 1998 business consolidation program was substantially completed by December 31, 1999, except for cash expenditures relating to accrued severance which is expected to be paid over the next two years. Such amount has been reclassified to accrued liabilities.



NOTE 6 -- NET INCOME PER SHARE

--------------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED JUNE 30,      YEAR-TO-DATE ENDED JUNE 30,
                                                           2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------------------
Basic net income per share:
Net income                                               $ 50.4        $     4.3         $    53.1       $     9.5
Weighted average common shares outstanding                 36.6             36.5              36.6            36.4
--------------------------------------------------------------------------------------------------------------------
Basic net income per share                               $ 1.38        $    0.12         $    1.45       $    0.26
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share:
Net income                                               $ 50.4        $     4.3         $    53.1       $     9.5
Effect of dilutive securities -
   Convertible subordinated notes, due 2003                 1.3                -               2.5               -
   Convertible subordinated debentures, due 2011            0.3                -               0.6               -
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                      $ 52.0        $     4.3         $    56.2       $     9.5
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                 36.6             36.5              36.6            36.4
Effect of dilutive securities -
   Stock options                                            0.8              0.1               0.5             0.1
   Convertible subordinated notes, due 2003                 7.2                -               7.2               -
   Convertible subordinated debentures, due 2011            0.9                -               0.9               -
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding         45.5             36.6              45.2            36.5
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share                             $ 1.14        $    0.12         $    1.24       $    0.26
--------------------------------------------------------------------------------------------------------------------

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the 1999 computations of diluted net income per share, as they were antidilutive. Approximately 4,000 to 4,500 stock options were excluded from the 2000 and 1999 calculations of diluted net income per share. The exercise price for these stock options ranged from approximately $6.51 to $30.38, with the weighted average price being approximately $12.50 in 2000 and $13.26 in 1999.

NOTE 7 -- COMPREHENSIVE INCOME (LOSS)

 --------------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED JUNE 30,         YEAR-TO-DATE ENDED JUNE 30,
                                                                2000         1999              2000            1999
 --------------------------------------------------------------------------------------------------------------------
 Net income                                              $      50.4    $     4.3       $      53.1       $     9.5
 Currency translation adjustment                                (1.7)        (5.8)             (4.8)          (12.8)
 --------------------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)                       $      48.7    $    (1.5)      $      48.3       $    (3.3)
 --------------------------------------------------------------------------------------------------------------------

NOTE 8 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on adjusted income before business consolidation expenses, interest, taxes, equity in earnings of affiliated companies, and gains on dispositions of businesses ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

     Financial information for the Company's operating segments for the quarter and year-to-date periods ended June 30, 2000 and 1999, is as follows:

--------------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
SECOND QUARTER 2000
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                 $     94.6       $     147.0        $     30.0       $     271.6
Intersegment sales                                    25.1               1.8                 -              26.9
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          119.7             148.8              30.0             298.5
Adjusted EBIT                                         12.7              19.0               1.5              33.2
Depreciation and amortization                          8.6               4.7               0.8              14.1
Business consolidation expenses                       (2.9)              2.0               0.9                 -
Capital expenditures                                   3.3               4.6               0.1               8.0
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
SECOND QUARTER 1999
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                       83.3             157.3              52.1             292.7
Intersegment sales                                    27.1               1.8                 -              28.9
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          110.4             159.1              52.1             321.6
Adjusted EBIT                                         11.1              18.8               5.2              35.1
Depreciation and amortization                          8.8               5.2               0.9              14.9
Business consolidation expenses                        0.2                -                0.2               0.4
Capital expenditures                                   3.2               4.0               1.3               8.5
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
YEAR-TO-DATE ENDED JUNE 30, 2000
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                      181.7             293.5              76.2             551.4
Intersegment sales                                    52.3               4.1                -               56.4
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          234.0             297.6              76.2             607.8
Adjusted EBIT                                         23.2              37.5               4.7              65.4
Depreciation and amortization                         17.2               9.5               1.8              28.5
Business consolidation expenses                       (2.2)              2.4               1.0               1.2
Capital expenditures                                   4.3               7.6               0.5              12.4
---------------------------------------------     ------------- -- -------------- --- ------------- -- -------------
YEAR-TO-DATE ENDED JUNE 30, 1999
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                      169.1             335.5             104.3             608.9
Intersegment sales                                    62.8               4.6                -               67.4
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Total sales                                          231.9             340.1             104.3             676.3
Adjusted EBIT                                         21.4              43.9               9.1              74.4
Depreciation and amortization                         17.7              10.3               1.8              29.8
Business consolidation expenses                        2.8               0.1               0.3               3.2
Capital expenditures                          $        7.4       $       7.6       $       2.8       $      17.8
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------


     Reconciliations of the totals reported for the operating segments to consolidated income before income taxes, are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                          QUARTER ENDED JUNE 30,         YEAR-TO-DATE ENDED JUNE 30,
                                                         2000               1999               2000      1999
--------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT for reportable segments      $        33.2      $       35.1       $       65.4    $       74.4
Business consolidation expenses                             -               (1.4)              (1.2)           (4.2)
Corporate, other expenses and eliminations                (9.1)             (8.8)             (18.3)          (18.2)
Interest expense                                         (17.2)            (18.4)             (35.6)          (37.5)
Gain on sale of Bellingham aircraft interiors
  business                                                68.3                -                68.3              -
--------------------------------------------------------------------------------------------------------------------
 Consolidated income before income taxes         $        75.2      $        6.5       $       78.6    $       14.5
--------------------------------------------------------------------------------------------------------------------


NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                          YEAR-TO-DATE ENDED JUNE 30,
                                                                                              2000             1999
--------------------------------------------------------------------------------------------------------------------
 Cash paid for:
   Interest                                                                           $        32.7   $         20.7
   Income taxes                                                                       $         2.9   $         10.1
--------------------------------------------------------------------------------------------------------------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW
------------------------------------------------------------------------- -----------------------------------------
                                                                                    QUARTER ENDED JUNE 30,
                                                                          -----------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                               2000               1999
------------------------------------------------------------------------- --- ---------------- --------------------
PRO FORMA (a):
   Sales                                                                       $   269.2           $   277.4
   Adjusted EBITDA (b)                                                         $    39.3           $    40.3
   Adjusted net income (c)                                                     $     7.3           $     5.4
   Adjusted diluted net income per share (c)                                   $    0.19           $    0.15
------------------------------------------------------------------------- --- ---------------- --- ----------------
AS REPORTED:
   Sales                                                                       $   271.6           $   292.7
   Gross margin %                                                                   22.3%               22.7%
   Adjusted operating income % (c)                                                   8.9%                9.0%
   Adjusted EBITDA (b)                                                         $    38.8           $    42.0
   Net income                                                                  $    50.4           $     4.3
   Adjusted net income (c)                                                     $     6.5           $     5.2
   Diluted net income per share                                                $    1.14           $    0.12
   Adjusted diluted net income per share (c)                                   $    0.17           $    0.14
------------------------------------------------------------------------- --- ---------------- --- ----------------

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred at the beginning of the periods presented.

(b) Excludes business consolidation expenses, interest, taxes, depreciation, amortization, equity in earnings of affiliated companies, and the gain from the sale of the Bellingham aircraft interiors business.

(c) Excludes business consolidation expenses, the gain from the sale of the Bellingham aircraft interiors business, and related income taxes, as applicable.

     Financial highlights for Hexcel in the second quarter of 2000 include:

- On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business ("Bellingham") to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale resulted in an after-tax gain of approximately $44 million, or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under Hexcel's senior credit facility. The Bellingham business had sales and operating income of approximately $70 million and $8 million, respectively, in 1999, all of which were made to the commercial aerospace market. Hexcel continues to evaluate strategic alternatives for its aircraft structures and interiors businesses in Kent, Washington, which is the remaining component of the Company's Engineered Products business segment.

- Hexcel experienced a continuation of the positive trends that began to emerge in the first quarter of 2000. Airbus Industrie ("Airbus") and The Boeing Company ("Boeing") are anticipated to deliver a combined total of more than 800 aircraft in 2000, and there are further expectations that they will exceed this level of deliveries in 2001. The impact upon the Company's performance will depend upon the mix of aircraft produced as well as the net effect of continuing cost pressures throughout the commercial aerospace supply chain. Such supply chain pressures are driven by the competitive pricing of commercial aircraft and the continuing consolidation of the industry.

- The Company is also beginning to reap additional benefits from its emphasis on high-growth market segments. Sales of lightweight glass and aramid fabrics to electronics, architectural and ballistics markets continued to rise, while use of the Company's advanced composites for wind energy, automotive and other industrial applications also continued to increase. Further, the ramp up of full scale production of a number of new military aircraft is anticipated to benefit the Company in 2001 and beyond.

- In response to the increasing demand for lightweight glass and aramid fabrics, Hexcel's manufacturing capacity is constrained and the Company intends to purchase additional looms to help meet the demand for its products. Further, the Company concluded to revise its September 1999 business consolidation program that originally entailed the consolidation of a number of weaving activities between two of Hexcel's facilities. As a result of this amendment, the Company reversed $3.4 million of business consolidation expenses that were previously recorded in 1999. Further discussions are included in "Business Consolidation Programs."

- Looking to the second half of 2000, Hexcel anticipates that after the usual seasonal impact of the European vacation period on its third quarter performance, fourth quarter EBITDA should be comparable to the Company's second quarter 2000 results. As a result, the Company continues to anticipate that pro forma EBITDA for 2000, reflecting the sale of Bellingham, will be comparable to pro forma EBITDA for 1999.

- Hexcel has made significant progress in the last eighteen months to reduce its indebtedness by almost $190 million and improve the structure of its balance sheet. While the Company is benefiting from improving market conditions, it remains focused on continuing to reduce costs, increasing productivity and further reducing its leverage.

RESULTS OF OPERATIONS

     NET SALES: Net sales for the second quarter of 2000 decreased 7% to $271.6 million, compared with $292.7 million for the second quarter of 1999. Results for the second quarter of 2000 include those of the Bellingham business up to the date of sale. After giving effect to the disposition of the Bellingham business as if the transaction had occurred at the beginning of the periods presented, net sales for the second quarter of 2000 were $269.2 million, a 3% decline over the second quarter 1999 net sales of $277.4 million. The decline in sales was primarily a result of lower commercial aerospace sales due to a reduction in Boeing's commercial aircraft build rates and the conclusion of certain space and defense contracts in the second half of 1999. These declines were partially offset by increased sales of glass and aramid fabrics for electronics and industrial applications as well as increased sales of composite materials to wind energy and automotive markets. On a constant currency basis second quarter 2000 net sales would have been approximately $10 million higher than reported.

     The following table summarizes pro forma net sales to third-party customers by product group and market segment for the quarters ended June 30, 2000 and 1999:


----------------------------------- ---------------------------------------------------------------------------------
                                                                       UNAUDITED
                                    --------------- ---------------- --------------- --------------- ----------------
                                      COMMERCIAL        SPACE &
(IN MILLIONS)                         AEROSPACE         DEFENSE       ELECTRONICS      INDUSTRIAL          TOTAL
----------------------------------- --------------- ---------------- --------------- --------------- ----------------
PRO FORMA SECOND QUARTER 2000
  Reinforcement products              $    17.1       $      3.5       $    46.8       $    27.2       $      94.6
  Composite materials                      87.5             26.0               -            33.5             147.0
  Engineered products                      25.5              2.1               -               -              27.6
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
   Total                              $   130.1       $     31.6       $    46.8       $    60.7       $     269.2
                                            48%              12%             17%             23%              100%
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
PRO FORMA SECOND QUARTER 1999

  Reinforcement products              $    13.5       $      5.5       $    42.2       $    22.1       $      83.3
  Composite materials                     101.4             26.0               -            29.9             157.3
  Engineered products                      33.4              3.4               -               -              36.8
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
   Total                              $   148.3       $     34.9       $    42.2       $    52.0       $     277.4
                                            53%              13%             15%             19%              100%
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------

     Pro forma commercial aerospace net sales decreased 12% to $130.1 million for the second quarter of 2000, from $148.3 million for the second quarter of 1999. The decline in sales primarily reflects the impact of the decrease in aircraft production rates by Boeing that commenced last year, in anticipation of lower aircraft deliveries in 2000. Approximately 38% of Hexcel's 1999 net sales were identifiable as sales to Boeing, Airbus and their related subcontractors. Planned deliveries of commercial aircraft by Boeing declined from 620 aircraft in 1999, to an estimated 490 aircraft in 2000. The Company delivers its products on average six to nine months ahead of the delivery of an aircraft.

     Boeing has publicly indicated that it may be able to increase aircraft deliveries in 2001 by 10% to 15% above the number of forecasted deliveries of 490 in 2000. This improved outlook is due in part to the continued economic recovery in Asia. Meanwhile, industry analysts are projecting a modest increase in aircraft deliveries by Airbus to about 320 in 2000 and to more than 350 in 2001. At the same time, independent forecasts indicate that continued growth in the production of regional and business aircraft is expected. The benefit that the Company obtains from any increase in build rates in 2001 will depend upon the mix of aircraft that are produced, the continuing impact on the aerospace supply chain of the pressure to reduce the cost of commercial aircraft, and the results of productivity improvement from the Company's Lean Enterprise initiatives.

     Pro forma space and defense net sales for the second quarter of 2000 decreased 9% to $31.6 million, from $34.9 million in the second quarter of 1999. This decrease primarily reflects the conclusion of certain space and defense contracts in the second half of 1999. However, Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the V-22 (Osprey) tilt-rotor, the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), and the RAH-66 (Comanche) and NH90 helicopters.

     Pro forma electronics net sales increased 11% to $46.8 million for the second quarter of 2000, from $42.2 million for the second quarter of 1999. This increase reflects sales volume growth for Hexcel's lightweight fiberglass fabrics used in electronic applications, partially offset by a decrease in sales of heavyweight electronic fabrics. The increase in sales of lightweight fiberglass fabrics reflects the improved economic conditions in Asia and Europe and the growing use of electronic devices throughout the world.

     Demand for lightweight fiberglass fabrics is expected to continue to grow and global manufacturing capacity appears to be tightening. During the first quarter of 2000, Hexcel started to switch some of its heavyweight fabric production capacity to meet lightweight fabric demand. In addition, the Company plans to install additional lightweight fabric looms by the end of the year to meet the expected continuing growth in demand, and is taking additional steps to expand its lightweight fabric manufacturing capacity to support market growth.

Pro forma industrial net sales increased 17% to $60.7 million for the second quarter of 2000 from $52.0 million for the second quarter of 1999. The increase reflects sales growth for soft body armor, wind energy applications and automotive components.

     GROSS MARGIN: Gross margin for the second quarter of 2000 was $60.5 million, or 22.3% of net sales, compared with $66.3 million, or 22.7% of net sales, for the second quarter of 1999. The decline in gross margin dollars, relative to the second quarter 1999, reflects the impact of lower sales levels, a change in the mix of products sold as well as the impact of the sale of Bellingham on April 26, 2000.

     OPERATING INCOME: Operating income was $24.1 million in the second quarter of 2000, or 8.9% of net sales, compared with $24.9 million in the second quarter of 1999, or 8.5% of net sales. Excluding business consolidation expenses, operating income for the second quarter of 1999 was $26.3 million, or 9.0% of net sales. The aggregate decrease in operating income reflects the decrease in net sales, partially offset by a reduction in selling, general and administrative ("SG&A") and research and technology ("R&T") expenses over the second quarter 1999. SG&A expenses were $31.2 million, or 11.5% of net sales for the second quarter of 2000, compared with $33.7 million, or 11.5% of net sales for the second quarter of 1999, reflecting a decrease in spending as well as the disposition of the Bellingham business. R&T expenses for the second quarter of 2000 were $5.2 million, or 1.9% of net sales, compared with $6.3 million, or 2.2% of net sales, for the second quarter 1999.

     INTEREST EXPENSE: Interest expense was $17.2 million for the second quarter of 2000, compared with $18.4 million for the second quarter of 1999. The decrease in interest expense primarily reflects the reduction in term debt outstanding under the Company's senior credit facility which resulted from the proceeds from the sale of the Bellingham business, partially offset by rising interest rates on variable-rate debt.

     EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the second quarter of 2000 was $1.7 million compared to $0.1 million for the second quarter of 1999, reflecting improved operating results of the Company's electronic fabrics joint venture in Asia.

    NET INCOME AND NET INCOME PER SHARE:

 -------------------------------------------------------------------------------------------------------------------
                                                                                       QUARTER ENDED JUNE 30,
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  2000                1999
 -------------------------------------------------------------------------------------------------------------------
 Net income                                                                      $         50.4   $             4.3
 Adjusted net income (a)                                                         $          6.5   $             5.2
 Diluted net income per share                                                    $         1.14   $            0.12
 Diluted net income per share excluding goodwill amortization                    $         1.19   $            0.18
 Adjusted diluted net income per share (a)                                       $         0.17   $            0.14
 Diluted weighted average shares outstanding                                               45.5                36.6
 -------------------------------------------------------------------------------------------------------------------

(a) Excludes business consolidation expenses, the gain from the sale of the Bellingham aircraft interiors business, and related income taxes, as applicable.

      The Company's convertible subordinated notes, due 2003, and its convertible subordinated debentures, due 2011, were excluded from the 1999 computations of net income per diluted share, as they were antidilutive. Refer to Note 6 to the accompanying condensed consolidated financial statements for the calculation of diluted net income per share.


 YEAR-TO-DATE RESULTS

----------------------------------------------------------------------- --------------------------------------------
                                                                                 YEAR-TO-DATE ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                 2000              1999
----------------------------------------------------------------------- ------- --------------- --------------------
PRO FORMA:
   Sales                                                                    $       532.4        $      582.0
   Adjusted EBITDA                                                          $        75.9        $       84.8
   Adjusted net income                                                      $        11.5        $       13.1
   Adjusted diluted net income per share                                    $        0.31        $       0.36
----------------------------------------------------------------------- ------- --------------- ---- ---------------

AS REPORTED:
   Sales                                                                    $       551.4       $       608.9
   Gross margin %                                                                   22.2%               22.5%
   Adjusted operating income %                                                       8.5%                9.2%
   Adjusted EBITDA                                                          $        76.8       $        87.6
   Net income                                                               $        53.1       $         9.5
   Adjusted net income                                                      $         9.9       $        12.2
   Diluted net income per share                                             $        1.24       $        0.26
   Adjusted diluted net income per share                                    $        0.27       $        0.33
----------------------------------------------------------------------- ------- --------------- ---- ---------------

     NET SALES AND GROSS MARGIN: Net sales for the first half of 2000 decreased 9% to $551.4 million, compared with $608.9 million for the first half of 1999. Pro forma net sales for the first half of 2000 were $532.4 million, a 9% decline over the first half of 1999 pro forma net sales of $582.0 million. Gross margin for the first half of 2000 was $122.7 million, or 22.2% of net sales, versus gross margin of $137.1 million, or 22.5% of net sales, for the same period in 1999. The strengthening of the U.S. dollar against the Euro in the last twelve months reduced first half revenues by approximately $19 million compared to the first half of 1999. The decrease in net sales and maintenance in gross margin percentage compared to 1999 results primarily reflect the factors previously discussed.

     The following table summarizes pro forma net sales to third-party customers by product group and market segment for the year-to-date periods ended June 30, 2000 and 1999:

   --------------------------- -------------------------------------------------------------------------------------
                                                                    UNAUDITED
                               -------------- ------------------ -------------- -------------- ---------------------
                                COMMERCIAL         SPACE &
   (IN MILLIONS)                 AEROSPACE         DEFENSE        ELECTRONICS    INDUSTRIAL               TOTAL
   --------------------------- -------------- ------------------ -------------- -------------- ---------------------
   PRO FORMA FIRST HALF 2000
     Reinforcement products       $     32.7      $      7.6      $    90.4       $       51.0       $      181.7
     Composite materials               181.7            45.9              -               65.9              293.5
     Engineered products                52.6             4.6              -                  -               57.2
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
      Total                       $    267.0      $     58.1      $    90.4       $      116.9       $      532.4
                                         50%             11%            17%                22%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
   PRO FORMA FIRST HALF 1999
     Reinforcement products       $     28.8      $     11.0      $    84.4       $       44.8       $      169.0
     Composite materials               221.1            55.6              -               58.8              335.5
     Engineered products                70.8             6.7              -                  -               77.5
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
      Total                       $    320.7      $     73.3      $    84.4       $      103.6       $      582.0
                                         55%             13%            14%                18%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------

     OPERATING INCOME: Operating income for the first six months of 2000 was $45.9 million, compared with $52.0 million for the same period in 1999. Excluding business consolidation expenses of $1.2 million and $4.2 million incurred in the first half of 2000 and 1999, respectively, operating income was $47.1 million, or 8.5%, of net sales for 2000 compared with $56.2 million, or 9.2% of net sales, for 1999. The aggregate decrease in operating income is the result of lower sales and gross margins, partially offset by a decrease in SG&A and R&T expenses. SG&A expenses were $64.1 million, or 11.6% of net sales, for the first half of 2000, compared to $68.1 million, or 11.2% of net sales, for the same period in 1999, reflecting a decrease in spending as well as the disposition of the Bellingham business. R&T expenses were $11.5 million, or 2.1% of net sales, for the first half of 2000, compared to $12.8 million, or 2.1% of net sales, for the comparable 1999 period.

     INTEREST EXPENSE: Interest expense for the first half of 2000 was $35.6 million, compared to $37.5 million, for the first half of 1999. The decrease in interest expense primarily reflects the reduction in term debt outstanding under the Company's senior credit facility, partially offset by rising interest rates on variable-rate debt.

     EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the year-to-date period ended June 30, 2000 was $2.2 million compared to $0.1 million for the same period in 1999, reflecting improved operating results of the Company's electronic fabrics joint venture in Asia.

     NET INCOME AND NET INCOME PER SHARE:
 -------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR-TO-DATE ENDED JUNE 30,
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  2000                1999
 -------------------------------------------------------------------------------------------------------------------
 Net income                                                                      $         53.1   $             9.5
 Adjusted net income                                                             $          9.9   $            12.2
 Diluted net income per share                                                    $         1.24   $            0.26
 Diluted net income per share excluding goodwill amortization                    $         1.34   $            0.37
 Adjusted diluted net income per share                                           $         0.27   $            0.33
 Diluted weighted average shares outstanding                                               45.2                36.5
 -------------------------------------------------------------------------------------------------------------------

     The Company's convertible subordinated notes, due 2003, and its convertible subordinated debentures, due 2011, were excluded from the 1999 computations of net income per diluted share, as they were antidilutive. Refer to Note 6 to the accompanying condensed consolidated financial statements for the calculation of diluted net income per share.

FINANCIAL CONDITION AND LIQUIDITY

SENIOR CREDIT FACILITY

     On March 7, 2000, the Company amended its global credit facility (the "Senior Credit Facility") to accommodate, among other things, its planned sale of assets and the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants. Prior to the sale of the Bellingham business, the amended Senior Credit Facility provided Hexcel with approximately $516.5 million of borrowing capacity, subject to certain limitations at interest on outstanding borrowings ranging from 0.75% to 2.75% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 1.75% in excess of the base rate of the administrative agent for the lenders. In addition, the Senior Credit Facility is subject to a commitment fee that ranges from 0.23% to 0.50% per annum of the total facility. The Senior Credit Facility is secured by a pledge of shares of certain of Hexcel's subsidiaries, as well as a security interest in certain U.S. accounts receivable, inventories, and machinery and equipment. Further, under certain circumstances defined in the March 7, 2000 amendment, the Company has agreed to provide the lenders with a security interest in certain additional U.S. accounts receivable, inventories, machinery and equipment, and land and buildings as soon as practicable after September 30, 2000. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including a limitation on the redemption of capital stock and a general prohibition against the payment of dividends.

     Hexcel completed the sale of the Bellingham business on April 26, 2000, and used approximately $111.6 million of net proceeds from the sale to repay outstanding term debt under the Senior Credit Facility. As a result of this repayment, the total borrowing capacity available to the Company under the Senior Credit Facility was reduced to approximately $405 million and the upper limit of the interest ranges were increased to 3.00% and 2.00%, respectively. Unused borrowing capacity under the Senior Credit Facility was approximately $187 on June 30, 2000.

     The Company expects that the Senior Credit Facility will be sufficient to fund its worldwide operations for the foreseeable future. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million that is due for repayment in 2005. Further discussion of the Company's financial resources is contained in Note 4 to the accompanying condensed consolidated financial statements.

CAPITAL EXPENDITURES

     Capital expenditures totaled $12.9 million for the first half of 2000 compared to $18.0 million for the first half of 1999. The Company expects total capital expenditures in 2000 to be approximately $40 to $45 million, as compared to $35.6 million for 1999. The aggregate expected increase in capital expenditures reflects the Company's decision to purchase additional looms to expand its manufacturing capacity for lightweight electronic fabrics and, to a lesser extent, the planned acquisition of additional composites manufacturing equipment in response to specific business opportunities with certain wind energy and automotive customers.

ADJUSTED EBITDA, CASH FLOWS AND RATIO OF EARNINGS TO FIXED CHARGES

     FIRST HALF, 2000: Earnings before business consolidation expenses, other income, interest, taxes, depreciation and amortization, equity in earnings of affiliated companies, and the gain from the sale of the Bellingham aircraft interiors business ("Adjusted EBITDA") was $76.8 million. Net cash provided by operating activities was $4.2 million, as approximately $9 million of net income, excluding a $44 million after-tax gain on the disposition of the Bellingham business, $29.7 million of non-cash depreciation and amortization, and $16.5 million of deferred income taxes, was offset by $20.9 million of cash used for working capital. The increase in working capital primarily reflects increased receivables from customers in markets and regions that have extended payment terms.

     Net cash provided by investing activities was $95.5 million, primarily reflecting the net cash proceeds received from the sale of the Bellingham business, partially offset by capital expenditures for the first six months of 2000 and $6.0 million of investments made to the Company's joint ventures in China and Malaysia. Net cash used for financing activities was $92.9 million, primarily reflecting the application of net proceeds from the sale of the Bellingham business to the Company's Senior Credit Facility.

     FIRST HALF, 1999: Adjusted EBITDA was $87.6 million for the first half of 1999. Net cash provided by operating activities was $48.1 million, as $9.5 million of net income, $31.5 million of non-cash depreciation and amortization, and $11.5 million of working capital changes more than offset cash used by all other operating activities.

     Net cash used for investing activities was $18.0 million reflecting the Company's capital expenditures for the first six months of 1999. Net cash used for financing activities was $31.3 million, primarily reflecting a net debt repayment of $22.5 million and $9.5 million of debt issuance costs. In the first quarter of 1999, Hexcel issued $240.0 million of 9.75% senior subordinated notes, and applied the proceeds, net of $9.5 million of debt issuance costs, to its Senior Credit Facility.

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

     Reconciliations of net income to EBITDA and Adjusted EBITDA as well as the ratio of earnings to fixed charges, for the applicable periods, are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED JUNE 30,      YEAR-TO-DATE ENDED JUNE 30,
(IN MILLIONS)                                                 2000          1999             2000              1999
---------------------------------------------------------------------------------------------------------------------
Net income                                               $    50.4    $      4.3       $     53.1      $        9.5
Provision for income taxes                                    26.5           2.3             27.7               5.1
Interest expense                                              17.2          18.4             35.6              37.5
Depreciation and amortization expense                         14.7          15.8             29.7              31.5
Equity in earnings of affiliated companies                    (1.7)         (0.1)            (2.2)             (0.1)
Other                                                            -          (0.1)              -               (0.1)
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                       107.1          40.6            143.9              83.4
Business consolidation expenses                                  -           1.4              1.2               4.2
Gain on sale of Bellingham aircraft interiors business       (68.3)            -            (68.3)                -
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                          $    38.8    $     42.0       $     76.8      $       87.6
---------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges                            5.5x          1.3x             3.3x              1.4x
---------------------------------------------------------------------------------------------------------------------

     The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense. The increase in earnings to fixed charges from 1999 to 2000, primarily reflects the gain from the sale of the Bellingham business.

BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and June 30, 2000, activity during the six months ended June 30, 2000, and a brief description for each of the Company's business consolidation programs is as follows:

--------------------------------------------------------------- ------------------ ------------------ --------------
                                                                      SEPTEMBER        DECEMBER
                                                                         1999           1998
(IN MILLIONS)                                                           PROGRAM        PROGRAM               TOTAL
--------------------------------------------------------------- ------------------ ------------------ --------------
BALANCE AS OF DECEMBER 31, 1999                                    $       3.1       $     1.0          $      4.1
Business consolidation expenses:
     Current period expenses                                               4.6               -                 4.6
     Reversal of 1999 expenses                                            (3.4)              -                (3.4)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Net business consolidation expenses                                   1.2               -                 1.2
Cash expenditures                                                         (4.5)           (0.4)               (4.9)
Non-cash items:
     Reversal of 1999 business consolidation expenses                      3.1               -                 3.1
     Other non-cash usage                                                 (0.2)              -                (0.2)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Total non-cash items                                                  2.9                                 2.9
Reclassification to accrued liabilities                                     -             (0.6)               (0.6)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
BALANCE AS OF JUNE 30, 2000                                        $       2.7       $       -          $      2.7
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------

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

     In response to increasing demand for fiberglass and aramid fabrics used in electronics and other industrial applications, Hexcel amended its September 1999 business consolidation program in the second quarter of 2000. Over the last six months, sales and production of lightweight glass and aramid fabrics showed greater than anticipated growth. This trend is projected to continue into the second half of the year and beyond. The sales growth reflects improved economic conditions in Asia and Europe and the growing use of electronic devices throughout the world. As a result of this increased demand, Hexcel's manufacturing capacity for certain high-performance fabrics has become constrained. Having undertaken a capacity planning review, the Company decided to purchase additional looms, as well as to revise its previous plan to consolidate a number of weaving activities at its Seguin, Texas and Anderson, South Carolina facilities. These actions are expected to enable the Company to increase its weaving capacity, particularly for lightweight electronic fabrics, and meet the expanding needs of its customers.

     In light of the decision to halt the planned consolidation of fabric production, Hexcel reversed in the second quarter of 2000 a total of $3.4 million in business consolidation expenses that were previously recognized in 1999. The reversal includes $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the
consolidation.   The  Company  also  expects  to  avoid  incurring  future  cash expenditures for business consolidation activities of approximately $4.2 million. All of the other initiatives included in this business consolidation program are continuing approximately as planned.

     Hexcel originally estimated that the September 1999 business consolidation program would incur $24 million of cash costs, including capital expenditures, and that the program would deliver annual savings of more than $23 million by 2001. Due to the amendment to the program, as well as more current estimates for costs of the other consolidation actions, the Company now anticipates that it will incur a similar level of cash costs, with approximately $16 million of annual savings directly attributable to consolidation activities. These savings are before the additional contribution from increased sales of lightweight fabrics that necessitated the change to the program. Hexcel anticipates that the cost savings to be foregone by revising the 1999 business consolidation program will be more than offset by the benefit of increased revenues from electronics and other industrial markets in the year 2000 and beyond.

     The  following  table   summarizes  the  estimated  cash  costs,   business
consolidation expenses and cash savings for Hexcel's September 1999 business consolidation program, as amended:

----------------------------------------------- --------------------------------------------------------------------
                                                                             UNAUDITED
                                                 ------------- ------------- -------------- ----------- ------------
($ IN MILLIONS)                                      1999          2000          2001          2002       TOTAL
------------------------------------------------ ------------- ------------- -------------- ----------- ------------
CASH COSTS
Cash expenses                                      $     1      $     14       $     2       $    -       $    17
Capital expenditures                                     -             6             2            -             8
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ------- ----- ------
   Total                                           $     1      $     20       $     4       $    -       $    25
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ------- ----- ------
EXPENSES
Cash expenses (including accruals)                 $     4      $     11       $     2       $    -       $    17
Non-cash write-downs                                    12            (3)            -            -             9
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ------- ----- ------
   Total                                           $    16      $      8       $     2       $    -       $    26
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ------- ----- ------
CASH SAVINGS                                       $     1      $      8       $    15       $   16       $    40
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ------- ------ -----

OTHER FACTS
------------------------------------------------ ---- -------- --- --------- ----- -------- --- ---------------------
Reduction in personnel (primarily manufacturing)                                                               270
Reduction in occupied space                                                                    210,000 square feet
------------------------------------------------ ---- -------- --- --------- ----- ----------------------------------

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

     On March 16, 1999, the Company expanded its actions relating to the integration of the acquired industrial fabrics business with the announcement of the closure of its Cleveland, Georgia, facility, which at that time employed approximately 100 people in manufacturing positions. This facility produced fabrics for the electronics market, and the majority of its production equipment was relocated to the Company's Anderson, South Carolina facility. The closure of this facility, which was completed on September 3, 1999, was the result of competitive conditions in the global market for electronic fiberglass materials, and was not expected at the time of the acquisition of the industrial fabrics business.

     The  December  1998  business   consolidation   program  was  substantially
completed by December 31, 1999, except for cash expenditures relating to accrued severance which is expected to be paid over the next two years.

     Refer  to  Note  5 to the  accompanying  condensed  consolidated  financial
statements   for  further   discussions   regarding   the   Company's   business
consolidation programs.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact SAB 101 may have on the Company's financial statements.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of sales and EBITDA; (b) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (c) expectations regarding the growth in the production of military aircraft and helicopters; (d) expectations regarding the growth in demand for electronic fabrics as well as capacity utilization; (e) expectations regarding sales growth, sales mix, and gross margins; (f) expectations regarding 2000 capital expenditures; (g) expectations regarding Hexcel's financial condition and liquidity; and (h) estimated expenses, cash costs, and savings for business consolidation programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. Net proceeds from the sale were used to repay $111.6 million of the Company's term debt outstanding under its variable rate Senior Credit Facility. Assuming a 10% favorable and unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, the 1999 net loss and pro forma net loss would have been as follows:

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
--------------------------------------------------------------------------- ------- --------- ------- --------------




                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 11, 2000 (the "Meeting") in Stamford, Connecticut. Stockholders holding 34,920,780 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matters were submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

(1) Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

             DIRECTOR                       FOR            WITHHELD
             --------                       ---            --------

             Robert S. Evans             32,890,575        2,030,205
             Marshall S. Geller          32,889,122        2,031,658
             Walter D. Hosp              32,887,887        2,032,893
             Harold E. Kinne             32,889,489        2,031,291
             John J. Lee                 32,868,446        2,052,334
             John J. McGraw              32,890,575        2,030,205
             Martin Riediker             32,887,887        2,032,893
             Lewis Rubin                 32,890,575        2,030,205
             Stanley Sherman             32,890,575        2,030,205
             Martin L. Solomon           32,890,575        2,030,205

(2) The proposal to approve and adopt the Company's Incentive Stock Plan as amended and restated as of February 3, 2000 received the following votes:

                       For                     30,936,267
                       Against                  3,460,962
                       Abstained                  523,551


(3) The proposal to approve and adopt the Company's Management Stock Purchase Plan as amended and restated as of February 3, 2000 received the following votes:

                       For                     33,664,575
                       Against                    733,597
                       Abstained                  522,608


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         10.1 Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended February 3, 2000.
         10.2  Executive Severance Agreement between Hexcel and
               Robert F. Matthews dated as of July 1, 2000.
         10.3  Executive Severance Agreement betwen Hexcel and
               Steven T. Warshaw dated as of April 17, 2000.
         10.4 Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Harold E. Kinne.
         10.5 Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Stephen C. Forsyth.
         10.6 Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Ira J. Krakower.
         27.   Financial Data Schedule (electronic filing only).


(B)      REPORTS ON FORM 8-K:

         Current Report on Form 8-K dated April 6, 2000 relating to a press release issued by the Company announcing an agreement to sell its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc.

         Current Report on Form 8-K dated April 25, 2000, relating to the Company's first quarter 2000 financial results.

         Current Report on Form 8-K dated May 10, 2000, relating to the sale of the Company's Bellingham aircraft interiors business to Britax Cabin Interiors, Inc. on April 26, 2000, and pro forma financial information reflecting such sale.

         Current Report on Form 8-K dated July 31, 2000, relating to the Company's second quarter 2000 financial results, and the amendment to the Company's business consolidation program.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.

         HEXCEL CORPORATION
         (Registrant)


       August 14, 2000                            /s/ Kirk G. Forbeck
----------------------------         -------------------------------------------
           (Date)                                    Kirk G. Forbeck,
                                                 Chief Accounting Officer