Form 10-Q
period 2000-09-30
HEXCEL CORP /DE/
filed 2000-11-14
CIK 717605

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

                    For the Quarter Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                         ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X         No
   ------        --

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Class                                        Outstanding at November 9, 2000
   -----                                        --------------------------------
 COMMON STOCK                                               36,957,362


================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

  o   Condensed Consolidated Balance Sheets--
      September 30, 2000 and December 31, 1999                                 2

  o   Condensed Consolidated Statements of
      Operations -- The Quarter and Year-to-Date Periods
      Ended September 30, 2000 and 1999                                        3

  o   Condensed Consolidated Statements of
      Cash Flows -- The Year-to-Date Periods
      Ended September 30, 2000 and 1999                                        4

  o   Notes to Condensed Consolidated
      Financial Statements                                                     5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           26


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                     27


SIGNATURE                                                                     29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                                 Unaudited
                                                                             ------------------------------------
                                                                              SEPTEMBER 30,        December 31,
(In millions, except per share data)                                                   2000                1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      13.8         $       0.2
   Accounts receivable                                                                160.6               158.6
   Inventories                                                                        152.4               153.7
   Prepaid expenses and other assets                                                    5.4                 5.1
   Deferred tax asset                                                                   9.9                10.2

-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                               342.1               327.8

Property, plant and equipment                                                         591.1               614.5
Less accumulated depreciation                                                         (239.6)            (222.4)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                   351.5               392.1

Goodwill and other purchased intangibles, net of accumulated
  amortization of $32.8 in 2000 and $24.9 in 1999                                     394.5               411.2
Investments in affiliated companies and other assets                                  128.3               130.8
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $   1,216.4         $   1,261.9
-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations             $      26.6         $      34.3
  Accounts payable                                                                     77.0                80.3
  Accrued liabilities                                                                  97.5                95.9
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                           201.1               210.5

Long-term notes payable and capital lease obligations                                 628.9               712.5
Indebtedness to a related party                                                        24.3                24.1
Other non-current liabilities                                                          46.4                44.7
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     900.7               991.8

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized,
  no shares issued or outstanding in 2000 and 1999                                        -                   -
Common stock, $0.01 par value, 100.0 shares authorized, shares
  issued and outstanding of 37.8 in 2000 and 37.4 in 1999                               0.4                 0.4
Additional paid-in capital                                                            279.5               273.6
Retained earnings                                                                      64.8                11.6
Accumulated other comprehensive loss                                                  (18.2)               (4.8)
-----------------------------------------------------------------------------------------------------------------
                                                                                      326.5               280.8
Less - Treasury stock, at cost, 0.9 shares in 2000 and 0.8 in 1999                    (10.8)               (10.7)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            315.7               270.1
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $   1,216.4         $   1,261.9
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
                                                   -----------------------------------------------------------------------
                                                                                 Unaudited
                                                   -----------------------------------------------------------------------
                                                      Quarter Ended September 30,      Year-to-Date Ended September 30,
(In millions, except per share data)                         2000            1999            2000                  1999
--------------------------------------------------------------------------------------------------------------------------
Net sales                                              $    247.5       $   274.1      $    798.8        $        882.9
Cost of sales                                               195.8           222.6           624.4                 694.4
--------------------------------------------------------------------------------------------------------------------------
  Gross margin                                               51.7            51.5           174.4                 188.5

Selling, general and administrative expenses                 29.8            29.4            93.9                  97.4
Research and technology expenses                              5.0             5.8            16.6                  18.6
Business consolidation expenses                               3.3            13.6             4.5                  17.8
--------------------------------------------------------------------------------------------------------------------------

  Operating income                                           13.6             2.7            59.4                  54.7

Gain on sale of
  Bellingham aircraft interiors business                        -               -                                     -
                                                                                             68.3
Interest expense                                             16.0            18.4            51.6                  55.9
--------------------------------------------------------------------------------------------------------------------------

  Income (loss) before income taxes                         (2.4)          (15.7)            76.1                 (1.2)
Provision for (benefit from) income taxes                   (0.8)          (5.5)             26.8                 (0.4)
--------------------------------------------------------------------------------------------------------------------------
  Income (loss) before equity in earnings                   (1.6)          (10.2)            49.3                 (0.8)
Equity in earnings and write-down of an
  investment in affiliated companies                         1.7           (19.9)             3.9                (19.8)
--------------------------------------------------------------------------------------------------------------------------

    Net income (loss)                                  $     0.1         $ (30.1)      $     53.2        $       (20.6)
--------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
  Basic                                                $    0.00         $ (0.82)      $     1.45        $       (0.56)
  Diluted                                                   0.00           (0.82)            1.28                (0.56)

Weighted average shares:
  Basic                                                     36.9            36.5             36.7                 36.4
  Diluted                                                   38.0            36.5             45.3                 36.4
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 Unaudited
                                                                                 --------------------------------------
                                                                                   Year-to-Date Ended September 30,
(In millions)                                                                               2000                1999
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $      53.2         $      (20.6)
  Reconciliation to net cash provided by operations:
    Depreciation and amortization                                                           43.9                 47.1
    Deferred income taxes                                                                   11.8                (10.8)
    Gain on sale of Bellingham aircraft interiors business                                 (68.3)                   -
    Business consolidation expenses                                                          4.5                 17.8
    Business consolidation payments                                                         (8.3)                (7.8)
    Equity in earnings and write-down of an investment in affiliated companies              (3.9)                19.8
    Working capital changes and other                                                      (20.1)                43.6
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 12.8                 89.1
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (22.2)               (26.7)
  Proceeds from sale of Bellingham aircraft interiors business                             113.3                    -
  Proceeds from sale of other assets                                                         3.4                    -
  Investments in affiliated companies                                                       (6.0)                (2.0)
 -----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities                                      88.5                (28.7)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of credit facilities, net                                          30.6                (273.4)
  Proceeds (repayments) of long-term debt and capital lease obligations, net             (118.7)                223.6
    Debt issuance costs                                                                    (0.9)                (10.8)
  Activity under stock plans                                                                2.2                   1.3
-----------------------------------------------------------------------------------------------------------------------
  Net cash used for financing activities                                                  (86.8)                (59.3)
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                               (0.9)                 (0.8)
-----------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                                 13.6                   0.3
Cash and cash equivalents at beginning of year                                              0.2                   7.5
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     13.8         $         7.8
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2000, and the results of operations for the quarter and year-to-date periods ended September 30, 2000 and 1999, and the cash flows for the year-to-date periods ended September 30, 2000 and 1999. The condensed consolidated balance sheet of the Company as of December 31, 1999 was derived from the audited 1999 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.


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

     Sales and operating income for the Bellingham business were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                        Quarter Ended               Year-to-Date Ended September
                                                        September 30,                            30,
                                                    2000           1999                 2000                  1999
--------------------------------------------------------------------------------------------------------------------
Sales                                          $      --    $       22.0             $      19.0        $     48.8
Operating income                               $      --    $        1.6             $       0.6        $      4.0
--------------------------------------------------------------------------------------------------------------------


NOTE 3 -- INVENTORIES

----------------------------------------------------------------------------------- --------------- ----------------
                                                                                          9/30/00         12/31/99
----------------------------------------------------------------------------------- --------------- ----------------
Raw materials                                                                          $     73.7        $    55.5
Work in progress                                                                             45.3             47.8
Finished goods                                                                               33.4             50.4
----------------------------------------------------------------------------------- ---- ---------- ------ ---------
Total inventories                                                                      $    152.4        $   153.7
----------------------------------------------------------------------------------- ---- ---------- ------ ---------

NOTE 4 -- NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND INDEBTEDNESS TO A RELATED PARTY

----------------------------------------------------------------------------- ------------------ -------------------
                                                                                      9/30/00            12/31/99
----------------------------------------------------------------------------- ------------------ -------------------
Senior credit facility                                                             $    218.7        $      303.0
European credit and overdraft facilities                                                 12.0                14.8
9.75% Senior subordinated notes, due 2009                                               240.0               240.0
7.0% Convertible subordinated notes, due 2003                                           114.4               114.4
7.0% Convertible subordinated debentures, due 2011                                       25.6                25.6
Various notes payable                                                                     0.3                 0.4
----------------------------------------------------------------------------- ------ ----------- ----- -------------
Total notes payable                                                                     611.0               698.2
Capital lease obligations                                                                44.5                48.6
  11.0% Senior  subordinated  note payable to a related  party,  increasing at a
  rate of 0.5% per annum, due 2003                                                       24.3                24.1
----------------------------------------------------------------------------- ------ ----------- ----- -------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                                  $    679.8        $      770.9
----------------------------------------------------------------------------- ------ ----------- ----- -------------

Notes payable and current maturities of long-term liabilities                      $     26.6        $       34.3
Long-term notes payable and capital lease obligations,
  less current maturities                                                               628.9               712.5
Indebtedness to a related party,  net of unamortized discount of
   $0.7 as of September 30, 2000 and $0.9 as of December 31, 1999                        24.3                24.1
----------------------------------------------------------------------------- ------ ----------- ----- -------------
Total notes payable, capital lease obligations and
  indebtedness to a related party                                                  $    679.8        $      770.9
----------------------------------------------------------------------------- ------ ----------- ----- -------------

Senior Credit Facility

     Hexcel's global credit facility (the "Senior Credit Facility") was amended on March 7, 2000 and October 26, 2000, to accommodate, among other things, the planned sale of assets, planned investment in additional manufacturing capacity for selected products, the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants, the sale by certain subsidiaries of Ciba Specialty Chemicals Holding Inc. of approximately
14.5 of the approximately 18 shares of Hexcel common stock held by them to an investor group led by Goldman Sachs, a restructuring of the ownership of certain of the Company's European subsidiaries, and a reallocation of $40 of revolving loans from the U.S. to Europe. The Senior Credit Facility, as amended, provides Hexcel with approximately $393 of borrowing capacity, subject to certain limitations, at interest on outstanding borrowings ranging from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. Prior to March 7, 2000, the upper limits of these interest ranges were 2.75% and 1.75%, respectively. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends.

     Unused borrowing capacity under the Senior Credit Facility was approximately $167 on September 30, 2000. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 of term loans that are due for repayment in 2005.

NOTE 5 -- BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and September 30, 2000, activity during the nine months ended September 30, 2000, and a brief description for each of the Company's business consolidation programs, are as follows:

----------------------------------------- -- ------------ --- --------------- ----------- --------------- ----------
                                             EMPLOYEE         FACILITY &                    DECEMBER
                                             SEVERANCE &      EQUIPMENT                      1998
                                             RELOCATION       RELOCATION        TOTAL        PROGRAM        TOTAL
----------------------------------------- -- ------------ --- --------------- ----------- --------------- ----------
                                              Total September 1999 Program
BALANCE AS OF DECEMBER 31, 1999            $     2.5       $        0.6         $  3.1      $   1.0      $   4.1
Business consolidation expenses:
     Current period expenses                     2.3                5.6            7.9            -          7.9
     Reversal of 1999 expenses                  (0.3)              (3.1)          (3.4)           -         (3.4)
----------------------------------------- -- ------------ --- --------------- --- ------- --- -------- --- ---------
     Net business consolidation expenses         2.0                2.5            4.5            -          4.5
Cash expenditures                               (2.1)              (5.8)          (7.9)        (0.4)        (8.3)
Non-cash items:
     Reversal of 1999 business
      consolidation expenses                       -                3.1            3.1            -          3.1
     Other non-cash usage                          -               (0.2)          (0.2)           -         (0.2)
----------------------------------------- -- ------------ --- --------------- --- ------- --- -------- --- ---------
     Total non-cash items                          -                2.9            2.9                       2.9
Reclassification to accrued liabilities            -                  -              -         (0.6)        (0.6)
----------------------------------------- -- ------------ --- --------------- --- ------- --- -------- --- ---------
BALANCE AS OF SEPTEMBER 30, 2000           $     2.4        $       0.2         $  2.6      $     -      $   2.6
----------------------------------------- -- ------------ --- --------------- --- ------- --- -------- --- ---------


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

     In the second quarter of 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by an increase in sales and production for its electronic woven glass fabrics and its ballistic products. Due to the stronger than anticipated improvements in market conditions, which are expected to continue beyond the current year, the Company performed a manufacturing capacity review. The review concluded with the decision to expand manufacturing capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at the Company's Seguin, Texas and Anderson, South Carolina facilities. As a result of the decision to not proceed to consolidate production between these facilities, the Company reversed a total of $3.4 of business consolidation expenses that were previously recognized in 1999, including $3.1 in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

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

     For the nine months ended September 30, 2000, Hexcel recognized $4.5 of business consolidation expenses for this program, net of the $3.4 reversal described above. As of December 31, 1999 and September 30, 2000, accrued expenses for this program primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

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

NOTE 6 -- NET INCOME (LOSS) PER SHARE

--------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                Year-to-Date Ended
                                                            September 30,                   September 30,
                                                           2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share:
Net income (loss)                                        $  0.1        $  (30.1)         $    53.2       $  (20.6)
Weighted average common shares outstanding                 36.9            36.5               36.7           36.4
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                        $ 0.00        $  (0.82)         $    1.45       $  (0.56)
--------------------------------------------------------------------------------------------------------------------
Diluted net income per share:
Net income (loss)                                        $  0.1        $  (30.1)         $    53.2       $  (20.6)
Effect of dilutive securities -
   Convertible subordinated notes, due 2003                   -                -               3.8               -
   Convertible subordinated debentures, due 2011              -                -               0.9               -
--------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                               $  0.1        $  (30.1)         $    57.9       $  (20.6)
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                 36.9            36.5               36.7           36.4
Effect of dilutive securities -
   Stock options                                            1.1               -                0.5               -
    Convertible subordinated notes, due 2003                  -               -                7.2               -
    Convertible subordinated debentures, due 2011             -               -                0.9               -
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding         38.0            36.5               45.3           36.4
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                      $ 0.00        $  (0.82)         $    1.28       $  (0.56)
--------------------------------------------------------------------------------------------------------------------

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the 1999 and third quarter 2000 computations of diluted net income (loss) per share, as they were antidilutive. Approximately 4 to 4.8 stock options were excluded from the 2000 and 1999 calculations of diluted net income (loss) per share. The exercise price for these stock options ranged from approximately $8.19 to $30.38 per share, with the weighted average price being approximately $15.50 per share in 2000 and $12.52 per share in 1999.

NOTE 7 -- COMPREHENSIVE INCOME (LOSS)

 --------------------------------------------------------------------------------------------------------------------
                                                Quarter Ended September 30,          Year-to-Date Ended September 30,
                                                       2000            1999                2000                1999
 --------------------------------------------------------------------------------------------------------------------
 Net income (loss)                             $        0.1       $   (30.1)     $         53.2      $       (20.6)
 Currency translation adjustment                       (8.6)            3.5               (13.4)               (9.3)
 --------------------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)             $       (8.5)      $   (26.6)     $         39.8      $        (29.9)
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

     Financial information for the Company's operating segments for the quarter and year-to-date periods ended September 30, 2000 and 1999, is as follows:

--------------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                REINFORCEMENT       COMPOSITE         ENGINEERED
                                                  PRODUCTS          MATERIALS          PRODUCTS          TOTAL
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
THIRD QUARTER 2000
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                 $     88.4       $     133.1        $     26.0       $     247.5
Intersegment sales                                    20.9               1.8                 -              22.7
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
  Total sales                                        109.3             134.9              26.0             270.2

Adjusted EBIT                                         11.4              14.7               0.2              26.3
Depreciation and amortization                          8.3               4.5               0.7              13.5
Business consolidation expenses                        0.2               2.7               0.4               3.3
Capital expenditures                                   4.2               4.1               0.4               8.7
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
THIRD QUARTER 1999
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                       81.3             134.6              58.2            274.1
Intersegment sales                                    24.9               2.1                 -             27.0
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
   Total sales                                       106.2             136.7              58.2            301.1

Adjusted EBIT                                          6.3              12.0               6.4             24.7
Depreciation and amortization                          8.9               5.1               0.9             14.9
Business consolidation expenses                        3.5               8.1               1.3             12.9
Write-down of an investment in an
 affiliated company                                   20.0                 -                 -             20.0
Capital expenditures                                   3.0               4.2               1.5              8.7
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
YEAR-TO-DATE ENDED SEPTEMBER 30, 2000
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                      270.1             426.6             102.1            798.8
Intersegment sales                                    73.2               5.9                 -             79.1
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
   Total sales                                       343.3             432.5             102.1            877.9

Adjusted EBIT                                         34.6              52.2                4.9            91.7
Depreciation and amortization                         25.5              14.0                2.5            42.0
Business consolidation expenses                       (2.0)              5.1                1.4             4.5
Capital expenditures                                   8.5              11.7                0.9            21.1
---------------------------------------------     ------------- -- -------------- --- ------------- -- -------------
YEAR-TO-DATE ENDED SEPTEMBER 30, 1999
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
Net sales to external customers                      250.4             470.1              162.4           882.9
Intersegment sales                                    87.7               6.7                  -            94.4
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------
   Total sales                                       338.1             476.8             162.4            977.3

Adjusted EBIT                                         27.7              55.9              15.5             99.1
Depreciation and amortization                         26.6              15.4               2.7             44.7
Business consolidation expenses                        6.3               8.2               1.6             16.1
Write-down of an investment in an
 affiliated company                                   20.0                 -                 -             20.0
Capital expenditures                          $       10.4      $       11.8      $        4.3      $      26.5
--------------------------------------------- --- ------------- -- -------------- --- ------------- -- -------------

     Reconciliations of the totals reported for the operating segments to consolidated income (loss) before income taxes, are as follows:

 -----------------------------------------------------------------------------------------------------------------------
                                                   Quarter Ended September 30,     Year-to-Date Ended      September 30,
                                                         2000              1999               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT for reportable segments          $     26.3    $     24.7     $         91.7      $         99.1
Business consolidation expenses                            (3.3)        (13.6)              (4.5)              (17.8)
Corporate, other expenses and eliminations                 (9.4)         (8.4)             (27.8)              (26.6)
Interest expense                                          (16.0)        (18.4)             (51.6)              (55.9)
Gain on sale of Bellingham aircraft interiors
  business                                                    -             -               68.3                   -
-----------------------------------------------------------------------------------------------------------------------
 Consolidated income (loss) before income taxes      $     (2.4)    $   (15.7)     $        76.1      $         (1.2)
-----------------------------------------------------------------------------------------------------------------------

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

 ----------------------------------------------------------------------------------------------------------------------
                                                                                       Year-to-Date Ended September 30,
                                                                                            2000                 1999
 ----------------------------------------------------------------------------------------------------------------------
 Cash paid for:
   Interest                                                                        $         56.3        $        51.5
   Income taxes                                                                    $          6.2        $         7.7
 ----------------------------------------------------------------------------------------------------------------------


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     On October 11, 2000, the Company announced that certain subsidiaries of Ciba Specialty Chemicals Holding Inc. (collectively, "Ciba") entered into an agreement to sell approximately 14.5 of the approximately 18 shares of Hexcel common stock it owns to an investor group affiliated with Goldman Sachs (the "Investor Group"). The shares to be acquired by the Investor Group represent approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group have agreed to a governance agreement that will become effective on the closing of this transaction. Under the governance agreement, the Investor Group will have the right to, among other things, designate three directors to sit on the Company's ten member board of directors. It is anticipated that this transaction will be completed during the fourth quarter of 2000. The transaction was consented to by Hexcel's senior credit facility banks on October 26, 2000, and has received early termination under the provisions of the Hart-Scott-Rodino Act. However, the closing of the trans-action remains subject to European regulatory approvals.

     Hexcel expects to incur approximately $3 in costs in connection with this transaction, including various legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation. Under the terms of the Company's various stock option and management incentive plans, this transaction constitutes a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The Chief Executive Officer has waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the Chief Executive Officer have agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately
1.3 stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, will vest and become exercisable on the closing of the transaction. In addition, at closing the shares of the Company's common stock underlying a total of approximately 0.8 restricted stock units and performance accelerated restricted stock units (collectively, "stock units") will be distributed. However, the Chief Executive Officer has waived the vesting of his stock units, and nine of the most senior executive officers other than the Chief Executive Officer have agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances. As a result approximately 0.1 shares of the Company's common stock underlying approximately 0.1 of these stock units will be distributed upon the closing of the transaction.

     In July 2000, Hexcel's board of directors authorized certain changes to the Company's U.S. retirement benefit plans that are intended to improve the flexibility and visibility of future retirement benefits. The significant changes authorized were an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts, beginning January 1, 2001, and an offsetting curtailment of the Company's U.S. defined benefit retirement plan, effective December 31, 2000. Participants in the defined benefit retirement plan will no longer accrue benefits under this plan after December 31, 2000, although they will retain all benefits earned under this plan as of that date. The Company estimates that the curtailment of the defined benefit retirement plan will result in a non-recurring, non-cash credit of approximately $4 to $5 that will be recognized in the fourth quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL OVERVIEW

------------------------------------------------------------------------- -----------------------------------------
                                                                                  Quarter Ended September 30,
                                                                          -----------------------------------------
(In millions, except per share data)                                               2000               1999
------------------------------------------------------------------------- --- ---------------- --------------------
PRO FORMA (a):
   Sales                                                                        $   247.5          $    252.1
   Adjusted EBITDA (b)                                                          $    31.0          $     30.1
   Adjusted net income (loss) (c)                                               $     2.2          $    (1.1)
   Adjusted diluted earnings (loss) per share (c)                               $    0.06          $   (0.03)
------------------------------------------------------------------------- --- ---------------- --- ----------------
AS REPORTED:
   Sales                                                                        $   247.5          $    274.1
   Gross margin %                                                               $   20.9%          $    18.8%
   Adjusted operating income % (c)                                              $    6.8%          $     6.0%
   Adjusted EBITDA (b)                                                          $    31.0          $     32.0
   Net income (loss)                                                            $     0.1          $   (30.1)
   Adjusted net income (loss) (c)                                               $     2.2          $    (1.3)
   Diluted earnings (loss) per share                                            $    0.00          $   (0.82)
   Adjusted diluted earnings (loss)  per share (c)                              $    0.06          $   (0.04)
------------------------------------------------------------------------- --- ---------------- --- ----------------

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred at the beginning of 1999.
(b) Excludes business consolidation expenses, interest, taxes, depreciation, amortization, and equity in income and a write-down of an investment in affiliated companies.
(c) Excludes business consolidation expenses and a write-down of an investment in an affiliated company.

Financial highlights for the third quarter of 2000:

- Due to the fact that over 40% of Hexcel's revenues are derived in Europe, the third quarter is always the Company's seasonally weakest quarter of the year, reflecting the impact of the European summer vacation schedule. After giving allowance for these seasonal factors, the Company evidenced in the third quarter a continuation of the positive revenue trends that began to emerge in the first and second quarters of 2000. Sales to electronics and industrial markets continued to grow, despite a further weakening of the European currencies, reflecting improved economic conditions in Asia and Europe, the growing use of electronic devices throughout the world, and the Company's success in developing new product applications for wind energy and automotive customers. In addition, commercial aerospace revenues, excluding the Company's Engineered Products segment, equaled or exceeded the levels of the prior year, reflecting the fact that this market has stabilized. The Boeing Company ("Boeing") has publicly indicated that it expects to sustain aircraft production at or slightly above the current rate of about 490 per year, while Airbus Industrie ("Airbus") is reportedly planning to increase aircraft deliveries from about 320 to more than 350 in 2001.

- Commercial aerospace sales by the Engineered Products segment were $8.8 million or 27% lower than the third quarter of 1999, reflecting the timing of customer programs and the impact of Boeing's 1999 aircraft build rate reductions. This business segment delivers its product to customers shortly before aircraft completion and delivery. As a result, unlike Hexcel's other segments, this business did not experience the impact of 1999 build rate reductions until late in the fourth quarter of that year.

- Benefits from cost reduction actions and a return to revenue growth were reflected in Hexcel's operating profitability. The Reinforcement Products segment increased its operating income by 80% compared to the third quarter of 1999, benefiting from reduced costs, improved product mix and growth in sales of both electronics and ballistics fabrics. The Composite Materials segment improved its profitability by 23% on comparable revenues to the third quarter of 1999, driven by cost reductions and improved productivity.

- In contrast, the Engineered Products segment generated operating income significantly lower than the third quarter of 1999, after adjusting for the pro forma impact of the sale of the Bellingham aircraft interiors business on this segment's results. The Bellingham business was sold on April 26, 2000, for cash proceeds of $113.3 million. Hexcel continues to evaluate strategic alternatives for the remaining aircraft structures and interiors component of the Engineered Products segment.

- Equity in earnings of $1.7 million contributed strongly to third quarter net income in 2000. The primary source of these earnings was Hexcel's electronics fabrics joint venture in Asia, which is benefiting from the increase in worldwide demand for electronics devices.

Looking to the fourth quarter of 2000, Hexcel expects that net sales will be a little weaker than previously indicated in the Company's second quarter Report on Form 10-Q, due to the timing of customer demand. This should result in EBITDA for the quarter of between $33 and $35 million, before accounting for business consolidation expenses and for the items described in Note 10 to accompanying consolidated financial statements. As a result, the Company anticipates that pro forma EBITDA for 2000, reflecting the sale of the Bellingham aircraft interiors business, will be comparable to pro forma EBITDA for 1999. The Company continues to anticipate that EBITDA will increase as revenues grow in 2001.


RESULTS OF OPERATIONS

     Net Sales: Net sales of $247.5 million for the third quarter of 2000 were $26.6 million or 10% lower than net sales for the third quarter of 1999 of $274.1 million. Of this revenue decline, $22.0 million or 8% is attributable to the fact that 1999 third quarter results include the Bellingham aircraft interiors business that was sold on April 26, 2000. On a comparable pro forma basis, giving effect to the sale of the Bellingham business as if it had occurred at the beginning of 1999, net sales of $247.5 million for the 2000 third quarter were $4.6 million or 2% lower than pro forma net sales for the 1999 third quarter of $252.1 million.

     The 2% decline in comparable pro forma net sales is primarily attributable to the impact of changes in currency exchange rates and to lower sales of engineered products to commercial aerospace customers, partially offset by the growth in sales to electronics and industrial markets. Had the same U.S. Dollar, British Pound and Euro exchange rates applied in the third quarter 2000 as in the third quarter 1999, net sales for the 2000 quarter would have been $11.5 million higher than reported, or $259 million.

     The  following  table  summarizes   actual  and  pro  forma  net  sales  to
third-party customers by product group and market segment for the quarters ended September 30, 2000 and 1999:

----------------------------------- ---------------------------------------------------------------------------------
                                                                       Unaudited
                                    --------------- ---------------- --------------- --------------- ----------------
                                      COMMERCIAL        SPACE &
(In millions)                         AEROSPACE         DEFENSE       ELECTRONICS      INDUSTRIAL          TOTAL
----------------------------------- --------------- ---------------- --------------- --------------- ----------------
THIRD QUARTER 2000
  Reinforcement products              $    14.3       $      2.6       $    44.7       $    26.8       $      88.4
  Composite materials                      80.0             24.3               -            28.8             133.1
  Engineered products                      23.9              2.1               -               -              26.0
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
   Total                              $   118.2       $     29.0       $    44.7       $    55.6       $     247.5
                                            48%              12%             18%             22%              100%
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
THIRD QUARTER 1999
  Reinforcement products              $    12.3       $      4.2       $    40.6       $    24.2       $      81.3
  Composite materials                      81.2             25.7               -            27.7             134.6
  Engineered products (a)                  54.7              3.5               -               -              58.2
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
   Total (a)                          $   148.2       $     33.4       $    40.6       $    51.9       $     274.1
                                            54%              12%             15%             19%              100%
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------
PRO FORMA THIRD QUARTER 1999
   Total (b)                          $   126.2       $     33.4       $    40.6       $    51.9             252.1
                                            50%              13%             16%             21%              100%
----------------------------------- ---- ---------- ----- ---------- ---- ---------- ----- --------- ----- ----------

(a) Net sales for the 1999 third quarter include $22.0 million of commercial aerospace net sales by the Bellingham aircraft interiors business, which was a component of the Company's Engineered Produces segment until this business was sold on April 26, 2000.
(b) Pro forma net sales for the 1999 third quarter give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred at the beginning of 1999.

     Commercial aerospace net sales decreased 20% to $118.2 million for the third quarter of 2000, from $148.2 million for the third quarter of 1999. Of this decrease, $22.0 million or 15% is attributable to the fact that 1999 third quarter results include the Bellingham aircraft interiors business that was sold on April 26, 2000. On a comparable pro forma basis, giving effect to the sale of the Bellingham business as if it had occurred at the beginning of 1999, commercial aerospace net sales of $118.2 million for the 2000 third quarter were $8 million or 6% lower than pro forma commercial aerospace net sales for the 1999 third quarter of $126.2 million. The 6% decline in comparable pro forma sales primarily reflects the impact of the weaker Euro exchange rate and the impact of Boeing's 1999 build rate reductions on the Company's Engineered
Products business. This business segment delivers its product to customers shortly before aircraft completion and delivery. As a result, this business did not experience the impact of the 1999 build rate reductions until late in the fourth quarter of 1999 and, thus, it will take longer to reflect any improvement in commercial aerospace demand.

     Commercial aerospace net sales for the Company's Reinforcement Products and Composite Materials businesses were slightly greater than the 1999 pro forma third quarter, reflecting the stabilization of Boeing build rates and the steadily improving performance of Airbus. Boeing has publicly indicated that it expects to sustain aircraft production at or slightly above the current rate of about 490 per year, while Airbus is reportedly planning to increase aircraft deliveries from about 320 in 2000 to more than 350 in 2001. In addition, independent forecasts indicate that continued growth in the production of regional and business aircraft is expected. The benefit that the Company obtains from any increase in build rates in 2001 will depend upon the mix of aircraft that are produced, the continuing impact on the aerospace supply chain of the pressure to reduce the cost of commercial aircraft, the continuing consolidation of the industry, and the results of productivity improvement from the Company's Lean Enterprise initiatives.

     Space and defense net sales for the third quarter of 2000 decreased 13% to $29.0 million, from third quarter 1999 net sales of $33.4 million. This decrease primarily reflects the timing of certain space and defense contracts. Looking forward, Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the V-22 (Osprey) tilt-rotor, the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), and the RAH-66 (Comanche) and NH90 helicopters.

     Electronics net sales increased 10% to $44.7 million for the third quarter of 2000, from $40.6 million for the third quarter of 1999. The growth in sales reflects a sustained increase in demand for lightweight fiberglass fabrics used in electronic applications, driven by improved economic conditions in Asia and Europe and the growing use of electronic devices throughout the world. Sales growth for lightweight fiberglass fabrics is expected to continue to grow through 2001 and beyond, and global manufacturing capacity appears to be tightening. During 2000, Hexcel has been switching some of its heavyweight fabric production capacity to meet lightweight fabric demand. In addition, the Company has made commitments to install additional lightweight fabric looms to meet the expected continuing growth in demand in this market.

     Industrial net sales increased 7% to $55.6 million for the third quarter of 2000 from $51.9 million for the third quarter of 1999. The increase reflects sales growth for soft body armor, wind energy applications and automotive components. Sales of advanced structural materials to the wind energy and automotive segments are currently growing at annualized rates in excess of 30%, reflecting growing demand for low-cost, renewable energy supplies and improved automobile safety, as well as Hexcel's success in developing products that satisfy these customer applications.

     Gross Margin: Gross margin for the third quarter of 2000 was $51.7 million or 20.9% of net sales, compared with $51.5 million or 18.8% of net sales for the third quarter of 1999. On a pro forma basis, giving effect to the sale of the Bellingham business on April 26, 2000, as if it had occurred at the beginning of 1999, gross margin was $48.1 million or 19.1% of pro forma net sales for the third quarter of 1999. The improvement in gross margin, relative to the pro forma 1999 third quarter, reflects the benefits from the Company's cost reduction and productivity improvement actions, as well as the impact of an improved sales mix and higher sales to electronics and industrial markets. Partially offsetting these gains were a reduction in the gross margins of the Engineered Products business, which has not yet succeeded in aligning its costs and productivity to lower Boeing build rates.

     Operating Income: Operating income was $13.6 million in the third quarter of 2000, compared with $2.7 million in the third quarter of 1999. Excluding business consolidation expenses, operating income for the third quarter of 2000 was $16.9 million or 6.8% of net sales, versus $16.3 million or 6.0% of net sales for the third quarter of 1999. On a pro forma basis, giving effect to the sale of the Bellingham business on April 26, 2000, as if it had occurred at the beginning of 1999, operating income excluding business consolidation expenses was $14.7 million or 5.8% of pro forma net sales for the 1999 third quarter. Business consolidation expenses, which totaled $3.3 million in the third quarter of 2000 and $13.6 million in the third quarter of 1999, are discussed further under "Business Consolidation Programs" below.

     The aggregate increase in operating income, excluding business consolidation expenses, reflects the increase in gross margin over the pro forma total for the third quarter of 1999 and a reduction in research and technology expenses, partially offset by higher selling, general and administrative ("SG&A") expenses. Compared to the third quarter of 1999, the Reinforcement Products segment increased its operating income by 80%, while the Composite Materials segment increased its operating income by 23%. In contrast, the Engineered Products segment experienced a 96% decline in operating income, after adjusting for the sale of the Bellingham business on a pro forma basis.

     SG&A expenses were $29.8 million or 12.0% of net sales for the third quarter of 2000, compared with $29.4 million or 10.7% of net sales for the third quarter of 1999. Adjusted to reflect the sale of the Bellingham business on a pro forma basis, 1999 third quarter SG&A expenses were $27.5 million or 10.9% of pro forma net sales . Third quarter 2000 SG&A expenses include a non-cash charge of approximately $1 million relating to the accelerated vesting of certain stock-based compensation that resulted from an increase in the quoted market price of Hexcel's common stock. Research and technology expenses for the third quarter of 2000 were $5.0 million or 2.0% of net sales, compared with $5.8 million or 2.1% of net sales for the third quarter of 1999.

     Interest Expense: Interest expense was $16.0 million for the third quarter of 2000, compared with $18.4 million for the third quarter of 1999. The decrease in interest expense primarily reflects the reduction in term debt outstanding under the Company's senior credit facility that resulted from the proceeds from the sale of the Bellingham business, partially offset by higher interest rates on variable-rate debt.

     Equity in Earnings and Write-down of an Investment in Affiliated Companies:
Equity in earnings of affiliated companies for the third quarter of 2000 was $1.7 million. The primary source of these earnings is the continued strong performance of an electronics fabrics joint venture in Asia, which is benefiting from the increase in worldwide demand for electronic devices. While it is anticipated that market conditions for our Asian electronic fabrics joint venture will remain favorable, Hexcel's reported share of equity in earnings may fluctuate from quarter to quarter due to local seasonal trends.

     In the third quarter of 1999, the Company wrote-down one of its investments in a joint venture by $20.0 million to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price options to increase this equity investment to expire unexercised and an assessment that an other-than-temporary decline in the investment occurred. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize a tax benefit.

     Net Income (Loss) and Net Income (Loss) Per Share:

 -------------------------------------------------------------------------------------------------------------------
                                                                                     Quarter Ended September 30,
 (In millions, except per share amounts)                                                  2000                1999
 -------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                               $          0.1   $          (30.1)
 Adjusted net income (loss) (a)                                                  $          2.2   $           (1.3)
 Diluted net income (loss) per share                                             $         0.00   $          (0.82)
 Diluted net income (loss) per share excluding goodwill amortization             $         0.06   $          (0.77)
 Adjusted diluted net income (loss) per share (a)                                $         0.06   $          (0.04)
 Diluted weighted average shares outstanding                                               38.0               36.5
 -------------------------------------------------------------------------------------------------------------------

(a) Excludes business consolidation expenses and a write-down of an investment in an affiliated company.

      The Company's convertible subordinated notes, due 2003, and its convertible subordinated debentures, due 2011, were excluded from the 1999 and third quarter 2000 computations of net income (loss) per diluted share, as they were antidilutive. Refer to Note 6 to the accompanying condensed consolidated financial statements for the calculation of diluted net income (loss) per share.

         Year-to-Date Results

----------------------------------------------------------------------- --------------------------------------------
                                                                               Year-to-Date Ended September 30,
(In millions, except per share data)                                                 2000              1999
----------------------------------------------------------------------- ------- --------------- --------------------
PRO FORMA:
   Sales                                                                    $       779.9         $      834.1
   Adjusted EBITDA                                                          $       106.9         $      114.9
   Adjusted net income                                                      $        13.8         $       12.1
   Adjusted diluted earnings per share                                      $        0.37         $       0.33
----------------------------------------------------------------------- ------- --------------- ---- ---------------
AS REPORTED:
   Sales                                                                    $       798.8         $      882.9
   Gross margin %                                                                   21.8%                21.4%
   Adjusted operating income %                                                       8.0%                 8.2%
   Adjusted EBITDA                                                          $       107.8         $      119.6
   Net income (loss)                                                        $        53.2         $      (20.6)
   Adjusted net income                                                      $        12.2         $       11.0
   Diluted earnings (loss) per share                                        $        1.28         $      (0.56)
   Adjusted diluted earnings per share                                      $        0.33         $       0.30
----------------------------------------------------------------------- ------- --------------- ---- ---------------

     Net Sales and Gross Margin: Net sales for the first nine months of 2000 of $798.8 million were $84.1 million or 10% lower than net sales for the first nine months of 1999 of $882.9 million. On a comparable pro forma basis, giving effect to the sale of the Bellingham aircraft interiors business on April 26, 2000, as if it had occurred at the beginning of 1999, net sales for the first nine months of 2000 of $779.9 million were $54.2 million or 6% lower than net sales for the first nine months of 1999 of $834.1 million.

     In addition to the net revenue decline of $29.9 million attributable to the fact that the Bellingham business was sold in April, net sales for the first nine months of 2000 were reduced by the impact of Boeing's aircraft build rate reductions in the second half of 1999, as well as the conclusion of specific space and defense contracts and changes in currency exchange rates. Had the same U.S. Dollar, British Pound and Euro exchange rates applied in the first nine months of 2000 as in the first nine months of 1999, revenues for the 2000 period would have been approximately $26 million higher than reported. Partially offsetting these factors was continued growth in sales of fiberglass and aramid reinforcement fabrics to electronics and industrial markets, as well as increased sales of composite materials to wind energy, automotive and other industrial customers.

     Gross margin for the first nine months of 2000 was $174.4 million or 21.8% of net sales, compared with gross margin of $188.5 million or 21.4% of net sales for the same period of 1999. On a comparable pro forma basis, giving effect to the sale of the Bellingham business as if it had occurred at the beginning of 1999, gross margin for the first nine months of 2000 was $169.8 million or 21.8% of net sales, compared with gross margin for the first nine months of 1999 of $179.3 million or 21.5% of net sales. Changes in gross margin reflect the impact of the changes in net sales noted above, offset to some degree by cost reductions and productivity improvements.

     The following table summarizes net sales to third-party customers by product group and market segment for the year-to-date periods ended September 30, 2000 and 1999:

   --------------------------- -------------------------------------------------------------------------------------
                                                                    Unaudited
                               -------------- ------------------ -------------- ------------------ -----------------
                                COMMERCIAL         SPACE &
   (In millions)                 AEROSPACE         DEFENSE        ELECTRONICS      INDUSTRIAL             TOTAL
   --------------------------- -------------- ------------------ -------------- ------------------ -----------------
   FIRST NINE MONTHS OF 2000
     Reinforcement products       $     47.0      $     10.2      $   135.1       $       77.8       $      270.1
     Composite materials               261.7            70.2              -               94.7              426.6
     Engineered products (a)            95.5             6.6              -                  -              102.1
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
      Total (a)                   $    404.2      $     87.0      $   135.1       $      172.5       $      798.8
                                         51%             11%            17%                21%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
   PRO FORMA FIRST NINE MONTHS OF 2000
      Total (b)                   $    385.3      $     87.0      $   135.1       $      172.5       $      779.9
                                         50%             11%            17%                22%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
   FIRST NINE MONTHS OF 1999
     Reinforcement products       $     41.1      $     15.2      $   125.0       $       69.0       $      250.3
     Composite materials               302.3            81.3              -               86.5              470.1
     Engineered products (a)           152.3            10.2              -                  -              162.5
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
      Total (a)                   $    495.7      $    106.7      $   125.0       $      155.5       $      882.9
                                         56%             12%            14%                18%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------
   PRO FORMA FIRST NINE MONTHS OF 1999
      Total (b)                   $    446.9      $    106.7      $   125.0       $      155.5       $      834.1
                                         54%             13%            15%                18%               100%
   ---------------------------- ----- ---------- --- ----------- --- ---------- ----- ------------ ----- -----------

(a) Net sales for the first nine months of 2000 include $18.9 million of commercial aerospace net sales by the Bellingham aircraft interiors business, which was a component of the Company's Engineered Products segment until this business was sold on April 26, 2000. Net sales for the first nine months of 1999 include $48.8 million of commercial aerospace net sales by the Bellingham business.
(b) Pro forma net sales for the first nine months of 2000 and 1999 give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred at the beginning of 1999.

     Operating Income: Operating income was $59.4 million or 7.4% of net sales for the first nine months of 2000, of which $0.4 million was contributed by the Bellingham business. This compares with operating income of $54.7 million or 6.2% of net sales for the first nine months of 1999, of which $4.0 million was contributed by the Bellingham business. Excluding business consolidation expenses, operating income was $63.9 million or 8.0% of net sales for the 2000 period, and $72.5 million or 8.2% of net sales for the 1999 period. Business consolidation expenses, which totaled $4.5 million and $17.8 million for the first nine months of 2000 and 1999, respectively, are discussed further under "Business Consolidation Programs" below.

     The sale of the Bellingham business in April reduced operating income before business consolidation expenses for the first nine months of 2000 by $3.6 million, compared with the same period of 1999. Results for the first nine months of 2000 were also impacted by lower sales from the Company's Composite Materials and Engineered Products segments, which was offset by decreases in SG&A and research and technology expenses.

     SG&A expenses were $93.9 million or 11.8% of net sales for the first nine months of 2000, versus $97.4 million or 11.0% of net sales for the first nine months of 1999. Approximately $1.5 million of the net decline in SG&A expenses is attributable to the sale of the Bellingham business on April 26, 2000, with the remaining decrease primarily reflecting the impact of cost reduction efforts and changes in currency exchange rates. Research and technology expenses were $16.6 million or 2.1% of net sales for the first nine months of 2000, compared with $18.6 million or 2.1% of net sales for the same year-to-date period in 1999.

     Interest Expense: Interest expense for the first nine months of 2000 was $51.6 million, compared to $55.9 million for the same period of 1999. The decrease in interest expense primarily reflects the reduction in outstanding term debt under Hexcel's senior credit facility which resulted from the sale of the Bellingham business, partially offset by higher interest rates on variable-rate debt.

     Equity in Earnings and Write-down of an Investment in Affiliated Companies:
Equity in earnings of affiliated companies for the year-to-date period ended September 30, 2000 was $3.9 million, reflecting improved operating results for Hexcel's electronic fabrics joint venture in Asia. The improved operating performance results from the increased demand for electronics fabrics in Asia. This compares to a $19.8 million loss for equity in earnings and a write-down of an investment in affiliated companies for the comparable period of 1999.

     Net Income (Loss) and Net Income (Loss) Per Share:

 -------------------------------------------------------------------------------------------------------------------
                                                                                 Year-to-Date Ended September 30,
 (In millions, except per share amounts)                                                  2000                1999
 -------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                               $         53.2   $          (20.6)
 Adjusted net income                                                             $         12.2   $            11.0
 Diluted net income (loss) per share                                             $         1.28   $          (0.56)
 Diluted net income (loss) per share excluding goodwill amortization             $         1.42   $          (0.42)
 Adjusted diluted net income per share                                           $         0.33   $            0.30
 Diluted weighted average shares outstanding                                               45.3                36.4
 -------------------------------------------------------------------------------------------------------------------

     The Company's convertible subordinated notes, due 2003, and its convertible subordinated debentures, due 2011, were excluded from the 1999 computation of net loss per diluted share, as they were antidilutive. Refer to Note 6 to the accompanying condensed consolidated financial statements for the calculation of diluted net income (loss) per share.


FINANCIAL CONDITION AND LIQUIDITY


Senior Credit Facility

     Hexcel's global credit facility (the "Senior Credit Facility") was amended on March 7, 2000 and October 26, 2000, to accommodate, among other things, the planned sale of assets, planned investment in additional manufacturing capacity for selected products, the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants, the sale by certain subsidiaries of Ciba Specialty Chemicals Holding Inc. of approximately
14.5 million of the approximately 18 million shares of Hexcel common stock held by them to an investor group led by Goldman Sachs, a restructuring of the ownership of certain of the Company's European subsidiaries, and a reallocation of $40 million of revolving loans from the U.S. to Europe. The Senior Credit Facility, as amended, provides Hexcel with approximately $393 million of borrowing capacity. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends.

     Hexcel completed the sale of its Bellingham aircraft interiors business on April 26, 2000, and used approximately $111.6 million of net proceeds from the sale to repay outstanding term debt under the Senior Credit Facility. As of September 30, 2000, unused borrowing capacity under the Senior Credit Facility was approximately $167 million.

     Hexcel expects that the Senior Credit Facility will be sufficient to fund its worldwide operations for the foreseeable future. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million of term debt that is due for repayment in 2005. Further discussion of the Company's financial resources is contained in Note 4 to the accompanying condensed consolidated financial statements.

Capital Expenditures

     Capital expenditures totaled $22.2 million for the first nine months of 2000 compared to $26.7 million for the first nine months of 1999. Hexcel expects total capital expenditures in 2000 to approximate $40 million, as compared to $35.6 million for 1999. The aggregate expected increase in capital expenditures reflects the Company's decision to purchase additional looms to expand its manufacturing capacity for lightweight electronic fabrics and, to a lesser extent, the planned acquisition of additional composites manufacturing equipment in response to specific business opportunities with certain wind energy and automotive customers.

Pro Forma Adjusted EBITDA, Adjusted EBITDA, Cash Flows and Ratio of Earnings to Fixed Charges

     Pro Forma Adjusted EBITDA: Pro forma earnings before business consolidation expenses, other income, interest, taxes, depreciation and amortization, equity in earnings and a write-down in an investment in an affiliated company, and the gain from the sale of the Bellingham aircraft interiors business ("Adjusted EBITDA"), was $106.9 million for the first nine months of 2000, compared with $114.9 million for the first nine months of 1999.

     First Nine Months, 2000: Adjusted EBITDA was $107.8 million. Net cash provided by operating activities was $12.8 million, as approximately $9 million of net income, excluding a $44 million after-tax gain on the disposition of the Bellingham business, $43.9 million of non-cash depreciation and amortization, and $11.8 million of deferred income taxes, were offset by $20.1 million of cash used for working capital. The increase in working capital primarily reflects increased receivables from customers in markets and regions that have extended payment terms as well as an increase in inventory.

     Net cash provided by investing activities was $88.5 million, primarily reflecting the net cash proceeds received from the sale of the Bellingham business, partially offset by $22.2 million of capital expenditures and $6.0 million of investments made to the Company's joint ventures in China and Malaysia. Net cash used for financing activities was $86.8 million, primarily reflecting the application of net proceeds from the sale of the Bellingham business to the Company's Senior Credit Facility.

     First Nine Months, 1999: Adjusted EBITDA was $119.6 million for the first nine months of 1999. Net cash provided by operating activities was $89.1 million, as $47.1 million of non-cash depreciation and amortization, $19.8 million of a write-down of an investment in an affiliated company, $17.8 million of business consolidation expenses and $43.6 million of working capital changes more than offset a net loss of $20.6 million and cash used by all other operating activities.

     Net cash used for investing activities was $28.7 million reflecting the Company's capital expenditures for the first nine months of 1999. Net cash used for financing activities was $59.3 million, primarily reflecting a net debt repayment of $49.8 million and $10.8 million of debt issuance costs. In the first quarter of 1999, Hexcel issued $240.0 million of 9.75% senior subordinated notes, and applied the proceeds, net of $9.5 million of debt issuance costs, to its Senior Credit Facility.

     Adjusted EBITDA and pro forma Adjusted EBITDA have been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA and pro forma Adjusted EBITDA may not be comparable to similarly titled financial measures of other companies. Adjusted EBITDA and pro forma Adjusted EBITDA do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles.

     Reconciliations of net income to EBITDA and Adjusted EBITDA as well as the ratio of earnings to fixed charges, for the applicable periods, are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended September 30,  Year-to-Date Ended September 30,
(In millions)                                                 2000          1999             2000              1999
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     0.1    $    (30.1)       $    53.2        $    (20.6)
Provision for (benefit from) income taxes                     (0.8)         (5.5)            26.8              (0.4)
Interest expense                                              16.0          18.4             51.6              55.9
Depreciation and amortization expense                         14.1          15.6             43.9              47.1
Equity in earnings and write-down of an
 investment in affiliated companies                           (1.7)         19.9             (3.9)             19.8
Other                                                            -           0.1                -                 -
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                        27.7          18.4            171.6             101.8
Business consolidation expenses                                3.3          13.6              4.5              17.8
Gain on sale of Bellingham aircraft interiors business           -             -            (68.3)                -
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                          $    31.0    $     32.0       $    107.8       $     119.6
---------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges                            1.0x           N/A             2.5x              0.6x
---------------------------------------------------------------------------------------------------------------------

     The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense. The increase in earnings to fixed charges from 1999 to 2000 primarily reflects the gain from the sale of the Bellingham business. For the quarter ended September 30, 1999, the deficiency of earnings to fixed charges was $16.8 million.

BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at December 31, 1999 and September 30, 2000, activity during the nine months ended September 30, 2000, and a brief description for each of the Company's business consolidation programs is as follows:

--------------------------------------------------------------- ------------------ ------------------ --------------
                                                                      SEPTEMBER         DECEMBER
                                                                         1999             1998
(In millions)                                                           PROGRAM         PROGRAM              TOTAL
--------------------------------------------------------------- ------------------ ------------------ --------------
BALANCE AS OF DECEMBER 31, 1999                                    $       3.1       $     1.0          $      4.1
Business consolidation expenses:
     Current period expenses                                               7.9               -                 7.9
     Reversal of 1999 expenses                                            (3.4)              -                (3.4)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Net business consolidation expenses                                   4.5               -                 4.5
Cash expenditures                                                         (7.9)           (0.4)               (8.3)
Non-cash items:
     Reversal of 1999 business consolidation expenses                      3.1               -                 3.1
     Other non-cash usage                                                 (0.2)              -                (0.2)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
     Total non-cash items                                                  2.9               -                 2.9
Reclassification to accrued liabilities                                     -             (0.6)               (0.6)
--------------------------------------------------------------- ---- ------------ ---- ------------- ---- ----------
BALANCE AS OF SEPTEMBER 30, 2000                                   $       2.6       $       -          $      2.6
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

     In response to increasing demand for fiberglass and aramid fabrics used in electronics and other industrial applications, Hexcel amended its September 1999 business consolidation program in the second quarter of 2000. Over the last nine months, sales and production of lightweight glass and aramid fabrics showed greater than anticipated growth. This trend is projected to continue into the fourth quarter and beyond. The sales growth reflects improved economic conditions  in  Asia  and  Europe  and the  growing  use of  electronic  devices throughout the world. As a result of this increased demand, Hexcel's manufacturing capacity for certain high-performance fabrics has become constrained. Having undertaken a capacity planning review in the second quarter of 2000, the Company decided to purchase additional looms, as well as to revise its previous plan to consolidate a number of weaving activities at its Seguin, Texas and Anderson, South Carolina facilities. These actions are expected to enable the Company to increase its weaving capacity, particularly for lightweight electronic fabrics, and meet the expanding needs of its customers.

     In light of the decision to halt the planned consolidation of fabric production, Hexcel reversed in the second quarter of 2000 a total of $3.4 million in business consolidation expenses that were previously recognized in 1999. The reversal included $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the
consolidation.   The  Company  also  expects  to  avoid  incurring  future  cash expenditures for business consolidation activities of approximately $4.2 million. All of the other initiatives included in this business consolidation program are continuing approximately as planned.

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

     The December 1998 business consolidation program was substantially completed by December 31, 1999, except for cash expenditures relating to accrued severance, which is expected to be paid over the next two years. Such amount has been reclassified to accrued liabilities.

     Refer  to  Note  5 to the  accompanying  condensed  consolidated  financial
statements   for  further   discussions   regarding   the   Company's   business
consolidation programs.


FOURTH QUARTER TRANSACTIONS

Purchase of Approximately 14.5 Million Shares of Hexcel Common Stock by an Investor Group Led by Goldman Sachs

     On October 11, 2000, the Company announced that certain subsidiaries of Ciba Specialty Chemicals Holding Inc. (collectively, "Ciba") entered into an agreement to sell approximately 14.5 million of the approximately 18 million shares of Hexcel common stock it owns to an investor group affiliated with Goldman Sachs (the "Investor Group"). The shares to be acquired by the Investor Group represent approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group have agreed to a governance agreement that will become effective on the closing of this transaction. Under the governance agreement, the Investor Group will have the right to, among other things, designate three directors to sit on the Company's ten member board of directors. It is anticipated that this transaction will be completed during the fourth quarter of 2000. The transaction was consented to by Hexcel's senior credit facility banks on October 26, 2000, and has received early termination under the provisions of the Hart-Scott Rodino Act. However, the closing of the transaction remains subject to European regulatory approvals.

     Once this transaction closes, Ciba will own approximately 3.5 million shares of the Company's common stock and its existing governance agreement with the Company, including its right to designate directors, will terminate. Ciba has stated that its investment in Hexcel is non-strategic and it is anticipated that Ciba will explore options for the future disposition of its remaining interest in the Company.

     Hexcel expects to incur approximately $3 million in costs in connection with this transaction, including various legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation. Under the terms of the Company's various stock option and management incentive plans, this transaction constitutes a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The Chief Executive Officer has waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the Chief Executive Officer have agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately 1.3 million stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, will vest and become exercisable on the closing of the transaction. In addition, at closing the shares of the Company's common stock underlying a total of approximately 0.8 million restricted stock units and performance accelerated restricted stock units (collectively, "stock units") will be distributed. However, the Chief Executive Officer has waived the vesting of his stock units, and nine of the most senior executive officers other than the Chief Executive Officer have agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances. As a result approximately 0.1 million shares of the Company's common stock underlying approximately 0.1 million of these stock units will be distributed upon the closing of the transaction.

U.S. Retirement Benefit Plan Changes

     In July 2000, Hexcel's board of directors authorized certain changes to the Company's U.S. retirement benefit plans that are intended to improve the flexibility and visibility of future retirement benefits. The significant changes authorized were an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts, beginning January 1, 2001, and an offsetting curtailment of the Company's U.S. defined benefit retirement plan, effective December 31, 2000. Participants in the defined benefit retirement plan will no longer accrue benefits under this plan after December 31, 2000, although they will retain all benefits earned under this plan as of that date. The Company estimates that the curtailment of the defined benefit retirement plan will result in a non-recurring, non-cash credit of approximately $4 to $5 million that will be recognized in the fourth quarter of 2000.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Hexcel is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000). Management is still evaluating the provisions of SAB 101, and has not yet determined the impact of this pronouncement, if any, on the Company's revenue recognition policies.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is still evaluating the provisions of SFAS 133, and has not yet determined the impact of this pronouncement on the Company's policies for identifying and measuring derivatives.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

     Due to the fact that management is still evaluating the provisions of SAB 101 and SFAS 133, Hexcel has not yet determined if these pronouncements will have an impact on the Company's financial position and results of operations.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of sales and EBITDA; (b) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (c) expectations regarding the growth in the production of military aircraft and helicopters; (d) expectations regarding the growth in demand for electronics fabrics, and related manufacturing capacity utilization;
(e) expectations regarding sales growth, sales mix, and gross margins; (f) expectations regarding 2000 capital expenditures; (g) expectations regarding the performance of the Company's joint venture interests; (h) expectations regarding the Company's financial condition and liquidity; (i) estimated expenses, cash costs, and savings for business consolidation programs; (j) estimated transaction costs and related expenses for the change in ownership transaction; and (k) estimates of a non-recurring, non-cash credit related to the curtailment of a U.S. benefit retirement plan.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



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
--------------------------------------------------------------------------- ------- --------- ------- --------------

                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

        10.1 Agreement, dated as of October 11, 2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 2000).

        10.2 Consent and Termination Agreement, dated as of October 11, 2000, by and between Hexcel Corporation and Ciba Specialty Chemicals Holding Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 2000).

        10.3 Fourth Amendment and Consent dated October 6, 2000 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent

        10.4 Amended and Restated Employment Agreement dated October 11, 2000 between Hexcel and John J. Lee.

        10.5 Second Amendment to Supplemental Executive Retirement Agreement dated October 1, 2000 between Hexcel and John J. Lee.

        10.6 Amendment to Agreements dated October 11, 2000 between Hexcel and Harold E. Kinne.

        10.7 Amendment to Agreements dated October 11, 2000 between Hexcel and Ira Krakower.

        10.8 Amendment to Agreements dated October 11, 2000 between Hexcel and Stephen Forsyth.

        10.9 Amendment to Agreements dated October 11, 2000 between Hexcel and Joseph Shaulson.

        10.10 Amendment to Agreements dated October 11, 2000 between Hexcel and Steven Warshaw.

        10.11 Amendment to Agreements dated October 11, 2000 between Hexcel and Robert Mathews.

        10.12 Amendment to Agreements dated October 11, 2000 between Hexcel and David Tanonis.

        10.13 Amendment to Agreements dated October 11, 2000 between Hexcel and Justin Taylor.

        10.14 Amendment to Agreements dated October 11, 2000 between Hexcel and William Hunt.

        10.15  Executive  Severance  Agreement  between  Hexcel  and  Robert  F.
               Matthews dated as of July 1, 2000 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

        27     Financial Data Schedule (electronic filing only).

(B)      REPORTS ON FORM 8-K:

         Current Report on Form 8-K dated November 3, 2000, relating to the Company's third quarter 2000 financial results.

     Current Report on Form 8-K dated October 13, 2000, relating to a press release issued by the Company announcing that an investor group led by Goldman Sachs agreed to purchase approximately 14.5 million shares of Hexcel common stock owned by Ciba Specialty Chemicals.

         Current Report on Form 8-K dated July 31, 2000, relating to the Company's second quarter 2000 financial results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


      HEXCEL CORPORATION
      (Registrant)


      November 14, 2000                                 /s/ Kirk G. Forbeck
--------------------------------                  ------------------------------
           (Date)                                          Kirk G. Forbeck,
                                                        Chief Accounting Officer