Form 10-K
HEXCEL CORP /DE/
filed 2001-03-27
CIK 717605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
                                        X

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       or
--------------------------------------------------------------------------------


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

           Securities registered pursuant to Section 12(g) of the Act:
                   7% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011
                    93/4% SENIOR SUBORDINATED NOTES DUE 2009

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

     The aggregate market value as of March 23, 2001 of voting stock held by nonaffiliates of the registrant: $209,668,712

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     CLASS                                  OUTSTANDING AS OF MARCH 23, 2001
     -----                                 --------------------------------
  COMMON STOCK                                         37,216,419

                      DOCUMENTS INCORPORATED BY REFERENCE:
PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED HEREIN) -- PART III.

================================================================================

                                     PART I


ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation, together with its subsidiaries (herein referred to as "Hexcel" or the "Company"), is a leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in the commercial aerospace, space and defense, electronics, and industrial markets. The Company's products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, televisions, soft body armor, high-speed trains and ferries, cars and trucks, windmill blades, reinforcements for bridges and other structures, window blinds, skis and snowboards, golf clubs, fishing poles, tennis rackets and bicycles.

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


SIGNIFICANT TRANSACTIONS

PURCHASE OF APPROXIMATELY 14.5 MILLION SHARES OF HEXCEL COMMON STOCK BY AN INVESTOR GROUP

     On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Investor Group") completed a previously announced purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. (together with its subsidiaries, "Ciba"). The shares acquired by the Investor Group represent approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Investor Group has the right to, among other things, designate three directors to sit on the Company's ten-member board of directors.

     As a result of this transaction, Ciba's ownership of Hexcel common stock was reduced to approximately 3.5 million shares. In addition, the governance agreement between Ciba and Hexcel, which gave Ciba the right to designate four directors to sit on the Company's board, terminated. Ciba has stated that its investment in Hexcel is non-strategic and that it will explore options for the future disposition of its remaining interest in the Company.

SALE OF THE BELLINGHAM AIRCRAFT INTERIORS BUSINESS

     On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million, which resulted in an after-tax gain of approximately $44 million. The Bellingham business generated net sales of $18.9 million for the period from January 1 through April 26, 2000, and $70.0 million and $34.3 million for 1999 and 1998, respectively. The Bellingham business is engaged in the manufacture and sale of airline interior refurbishment applications and its operating results were reflected as a component of Hexcel's Engineered Products business segment up to the date of disposal.

ACQUISITION OF THE CLARK-SCHWEBEL INDUSTRIAL FABRICS BUSINESS

     Hexcel acquired the industrial fabrics business of Clark-Schwebel, Inc. and its subsidiaries ("Clark-Schwebel") on September 15, 1998. The business acquired from Clark-Schwebel is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed wiring boards for electronic equipment such as computers, cellular telephones, televisions and automobiles. This business also produces high-performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials.

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


     Further discussion of these significant transactions is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 1, 2 and 3 to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

BUSINESS SEGMENTS AND OVERVIEW

     Hexcel is a vertically integrated manufacturer of products within a single industry: Advanced Structural Materials. Hexcel's advanced structural materials business is organized around three strategic business segments: reinforcement products, composite materials and engineered products. The following table identifies, by each of these segments, the Company's principal products and examples of the primary end-uses:

-------------------------------- ------------------------ ----------------------------------------------------------------
BUSINESS SEGMENTS                       PRODUCTS                                PRIMARY END-USE
-------------------------------- ------------------------ ----------------------------------------------------------------
REINFORCEMENT                    Carbon Fibers            o Raw materials for industrial fabrics and prepregs
PRODUCTS                                                  o Filament  winding for various  space,  defense and
                                                              industrial applications


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

-------------------------------- ------------------------ ----------------------------------------------------------------

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

                                 Structural Adhesives     o Bonding of structural  materials  and  components, including composite panels

                                 Honeycomb,               o Raw  materials for composite structures and interiors
                                 Honeycomb                o Semi-finished aircraft components used in:
                                 Parts & Composite            Helicopter blades
                                 Panels                       Aircraft surfaces (flaps, wing tips, elevators and fairings)
                                                              High-speed ferries, truck and train components
                                                              Automotive components
                                                              Space shuttle doors

-------------------------------- ------------------------ ------------------------------------------------------------------
ENGINEERED PRODUCTS              Composite Structures     o Aircraft structures and finished aircraft components, including:
                                 and OEM aircraft             Wing-to-body and flap track fairings
                                 interiors                    Radomes
                                                              Engine cowls and inlet ducts
                                                              Wing panels
                                                          o OEM aircraft interiors, including:
                                                              Overhead storage compartments
                                                              Flight deck panels
                                                              Door liners
-------------------------------- ------------------------ ------------------------------------------------------------

REINFORCEMENT PRODUCTS

     The Reinforcement Products business segment manufactures and markets carbon fibers and industrial fabrics. Hexcel expanded this business segment in 1998 with the acquisition of the Clark-Schwebel business.

     CARBON FIBERS: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain industrial fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials ("prepregs"), and used in filament winding and advanced fiber placement to produce various other composite materials. Key product applications include structural components for commercial and military aircraft and space launch vehicles, as well as certain other applications such as golf club shafts and tennis racquets.

     INDUSTRIAL FABRICS: Industrial fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, quartz, ceramic and other specialty reinforcements. These fabrics are sold to third-party customers for use in a wide range of products, including printed wiring boards, window coverings and other architectural products, soft body armor, and a variety of structural materials and components used in aerospace, marine and rail applications. These fabrics are also used internally by Hexcel to manufacture prepregs and other composite materials.

     Hexcel's net sales and pro forma net sales of reinforcement products to third party customers, after giving effect to the acquisition of the Clark-Schwebel business as if the transaction had occurred at the beginning of 1998, were as follows:

-------------------------------------------------------------------- ------------------ ------------ ---------------
(IN MILLIONS)                                                                     2000         1999            1998
-------------------------------------------------------------------- ------------------ ------------ ---------------
-------------------------------------------------------------------- ------- ---------- --- -------- ------ --------
Net sales                                                                  $     359.2    $   330.9       $   224.8
Pro forma net sales                                                              359.2        330.9           370.6
-------------------------------------------------------------------- ------- ---------- --- -------- ------ --------

     The increase in net sales from 1999 to 2000 was primarily the result of increasing demand in 2000 for lightweight fabrics used in multi-layer printed wiring boards, and higher sales of aramid and other specialty fabrics used in the manufacture of soft body armor. The decrease in pro forma net sales from 1998 to 1999 was the result of various factors, including a reduction in demand for printed wiring boards in 1998 due to a change in the electronics industry inventory cycle, reduced Asian market demand and increased competition from Asian and other producers in western markets. This resulted in a rapid reduction in prices for glass fabrics in early 1999. In 1999, sales of reinforcement fabrics for composite materials also declined as The Boeing Company ("Boeing") began to reduce aircraft build rates in the second half of the year from the record levels achieved in 1998.

      Approximately 21%, 25% and 37% of the Company's production of reinforcement products was used internally to manufacture composite materials in 2000, 1999, and 1998, respectively. The percentage of production of reinforcement products for internal use has decreased over the last two years due to the acquisition of the Clark-Schwebel business, the growth in sales to the electronics market and the decline in sales made to the commercial aerospace market.

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

     Hexcel sells honeycomb core material in standard block and sheet form and in laminated panel form. In the construction of composite panels, sheets of aluminum, stainless steel, prepreg or other laminates are bonded with adhesives to each side of a slice of honeycomb core, creating a "sandwich" structure. Hexcel also possesses advanced processing capabilities that enable the Company to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications. Such parts and assemblies are used as semi-finished components in the manufacture of composite structures.

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

     Hexcel's net sales of composite materials to third party customers were $567.0 million in 2000, $605.9 million in 1999, and $658.0 million in 1998. Net sales for composite materials are highly dependent upon commercial aircraft build rates as further discussed under the captions "Markets and Customers" and "Management's Discussion and Analysis of Financial Condition and Results
of  Operations."   Approximately  2%  of  the  Company's  production  of
composite materials are used internally to manufacture OEM composite structures and interiors.

--------------------------------------------------------------------------------
                               COMPOSITE MATERIALS
--------------------------------------------------------------------------------

   KEY CUSTOMERS                              MANUFACTURING FACILITIES
--------------------------------------------------------------------------------
   North America:                                 United States:
     Boeing                                         Burlington, WA
     Bombardier                                     Casa Grande, AZ
     CFAN                                           Gilbert, AZ
     Embraer-Empresa                                Lancaster, OH
     Hawker de Havilland                            Livermore, CA
     Lockheed Martin                                Pottsville, PA
     Northrop Grumman                               Salt Lake City, UT
     Rohr                                         Europe:
     United Technologies                            Dagneux, France
   Europe:                                          Duxford, England
     Alenia                                         Linz, Austria
     British Aerospace                              Parla, Spain
     European Aeronautic                            Welkenraedt, Belgium
      Defence and Space
--------------------------------------------------------------------------------

     The Company also operates sales offices in Melbourne, Australia; Shanghai, China; Sao Paulo, Brazil; Munich, Germany; and Saronno, Italy. As part of Hexcel's business consolidation activities, the Company's Lancaster, Ohio and Gilbert, Arizona manufacturing facilities will be closed by early 2002. The manufacturing output from these two facilities will be produced by the Livermore, California and Salt Lake City, Utah facilities.

ENGINEERED PRODUCTS

     The Engineered Products business segment has worldwide responsibility for manufacturing and marketing composite structures primarily for use in the aerospace industry, as well as OEM aircraft interiors. Composite structures and aircraft interior components are manufactured from a variety of composite and other materials (including prepregs, honeycomb and structural adhesives) using such manufacturing processes as resin transfer molding, autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Composite structures include such items as wing-to-body and flap track fairings, radomes, engine cowls, inlet ducts, wing panels and other aircraft components. Aircraft interior components include such items as overhead storage bins, flight deck panels and door liners.

     As previously discussed, in April 2000, the Company sold its Bellingham aircraft interiors business. This business segment was responsible for the design, engineering and manufacture of commercial aircraft interior components and systems for airline refurbishment applications.

     Hexcel's net sales and pro forma net sales of engineered products to third party customers, after giving effect to the disposition of the Bellingham business, as if the transaction occurred at the beginning of 1998, were as follows:

-------------------------------------------------------------------- ------------------ ------------ ---------------
(IN MILLIONS)                                                                     2000         1999            1998
-------------------------------------------------------------------- ------------------ ------------ ---------------
Net sales                                                                  $     129.5    $   214.7       $   206.2
Pro forma net sales                                                              110.6        144.7           171.9
-------------------------------------------------------------------- ------- ---------- --- -------- ------ --------

     The decline in the pro forma net sales of the Engineered Products business from 1998 to 2000 is primarily attributable to a decrease in sales made to Boeing as a result of their reduction in aircraft production rates during the second half of 1999 and the first half of 2000, together with certain price reductions.

--------------------------------------------------------------------------------
                               ENGINEERED PRODUCTS
--------------------------------------------------------------------------------

   KEY CUSTOMERS                              MANUFACTURING FACILITIES
--------------------------------------------------------------------------------

Boeing                                           Kent, WA
Aviation Partners Boeing
Vought
Mitsubishi Heavy Industries
--------------------------------------------------------------------------------

     Further discussion of Hexcel's business operations and operating segments are contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 18 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.


JOINT VENTURES

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Products manufactured by both joint ventures will be shipped to Hexcel's customers worldwide, and it is anticipated that the first parts will be delivered to customers in 2001.

     As part of the acquired Clark-Schwebel business, the Company acquired equity ownership interests in three joint ventures: a 43.6% share in Interglas Technologies AG, formerly CS-Interglas AG ("Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan; and a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics industry as well as other markets for fiberglass fabrics. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

     Hexcel owns a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.


BUSINESS CONSOLIDATION PROGRAMS

     As a result of four substantial business acquisitions from 1996 through 1998, and the need to respond to significant changes in commercial aerospace and space and defense markets, Hexcel initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs has been to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. For the years ended December 31, 2000, 1999 and 1998, Hexcel recorded business consolidation expenses of $10.9 million, $20.1 million and $12.7 million, respectively. Further discussion of the Company's business consolidation activities is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 4 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

LEAN ENTERPRISE

     In 1998, Hexcel initiated its Lean Enterprise program, which is designed to create a common way of managing the Company, with a focus on creating value for the Company's customers and eliminating waste throughout the value chain. The goals of the program are faster processing of customer orders and deliveries, faster manufacturing cycle times, shorter equipment set-up and clean-down times, lower manufacturing rejects and warranty claims, simplified manufacturing procedures and improved manufacturing processes. All of these actions, if successful, are expected to result in higher throughput and greater capacity on existing manufacturing equipment, thereby reducing both capital expenditures and facility requirements. Improved efficiency and quality are expected to result in lower unit labor requirements and thereby lower product costs and lower inventory requirements. The Lean Enterprise program is also systematically linked with key initiatives, such as Six Sigma, to improve quality and the effectiveness of global procurement activities. This program contributed to Hexcel's reduction in working capital and capital spending from 1998 to 1999, as well as improvements in gross margin and operating income as a percentage of net sales from 1999 to 2000.


RAW MATERIALS AND PRODUCTION ACTIVITIES

     Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") precursor material used in the manufacture of carbon fibers. The Company consumed internally approximately 50% and 20% of its carbon fiber and industrial fabric production, respectively, in 2000. However, the Company purchases most of the raw materials used in production from third parties. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on operations.

     In addition, certain raw materials and operating supplies used by Hexcel are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on the Company's results of operations in the event of significant price changes are electricity, natural gas, aluminum and certain chemicals. The Company attempts to minimize the impact of commodity price risk, when feasible, by entering into supply agreements that specify raw material prices or limit price increases for a reasonable period of time. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

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

     Hexcel spent $21.2 million for research and technology in 2000, $24.8 million in 1999 and $23.7 million in 1998. These expenditures were expensed as incurred.



MARKETS AND CUSTOMERS

     Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for the three years ended December 31:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         2000             1999              1998
---------------------------------------------------------------- ----------------- ---------------- -----------------
NET SALES BY MARKET

Commercial aerospace                                                       50%              57%               62%
Space and defense                                                          11               11                13
Electronics                                                                17               14                 8
Industrial                                                                 22               18                17
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total                                                                  100%             100%              100%
---------------------------------------------------------------- ----------------- ---------------- -----------------

NET SALES BY GEOGRAPHY
United States                                                              57%              57%               54%
U.S. exports                                                                5                8                 9
International                                                              38               35                37
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total                                                                  100%             100%              100%
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

     Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing and Airbus Industrie ("Airbus") declined by 48% from 1992 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft. Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 in 1999, which decreased to 800 in 2000. Set forth below are historical deliveries as published by Boeing and Airbus:

--------------------------------------------------------------------------------------------------------------------
                                            1992    1993     1994    1995    1996    1997    1998    1999    2000
--------------------------------------------------------------------------------------------------------------------
Boeing (including McDonnell
   Douglas)                                  573     409      311     256     271     375     559     620     489
Airbus                                       157     138      127     124     126     182     229     294     311
--------------------------------------------------------------------------------------------------------------------
Total                                        730     547      438     380     397     557     788     914     800
--------------------------------------------------------------------------------------------------------------------

     Approximately 20%, 28% and 35% of Hexcel's 2000, 1999, and 1998 net sales, respectively, were to Boeing and related subcontractors. Of the 20% of sales to Boeing and its subcontractors, 17% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 13%, 10% and 11% of Hexcel's 2000, 1999 and 1998 net sales, respectively, were to Airbus and related subcontractors. The decrease in the percentages of sales made to Boeing and related subcontractors primarily reflect the increased sales from the acquired Clark-Schwebel business as well as the decline in sales to Boeing as a result of Boeing's 1999 build rate reductions. On average, the Company delivers products into the Boeing supply chain about six months prior to aircraft delivery. As a result, the Company began to see the impact of reduced Boeing production rates in the second quarter of 1999. The loss of all or a significant portion of the business with Boeing or Airbus could have a material adverse effect on sales and earnings.

     Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. Based on published projections, combined deliveries for Boeing and Airbus are expected to increase from 800 in 2000 to approximately 860 in 2001, and to more than 880 in 2002. The Company is also expecting continued strength in the demand for regional and business aircraft produced by Hexcel customers such as Bombardier Aerospace and Embraer-Empresa Brasileira de Aeronautica.

SPACE AND DEFENSE

     The space and defense markets have historically been innovators in and sources of significant demand for advanced structural materials. For example, advanced structural materials made a major contribution to the development of "stealth" aircraft technologies. However, aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the U.S. and certain European governments. Presently, there are a number of potentially significant military aircraft programs in various stages of development or initial production that utilize advanced structural materials. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopter programs anticipated either to enter full-scale production in the near future or to significantly increase production rates. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche and NH90 helicopters. The benefits the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.


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

ELECTRONICS

     The acquisition of the Clark-Schwebel business has provided Hexcel with a global platform to supply the electronics industry, which the Company believes has attractive long-term growth potential. The Company is the largest producer of fine, lightweight fiberglass fabrics used in the fabrication of multilayer printed wiring boards, with an estimated 45% market share in the U.S. and 28% market share in Europe. In addition to its U.S. businesses, the Company has significant ownership positions in three joint ventures: Interglas, Asahi-Schwebel and CS Tech-Fab. Interglas and Asahi-Schwebel are leading fiberglass fabric manufacturers in Europe, Japan and Southeast Asia. Fiberglass fabrics are a critical component used in the production of printed wiring boards, which are integral to most advanced electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances.

INDUSTRIAL MARKETS

     Hexcel has focused its participation in industrial markets in areas where the application of advanced structural material technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance is the key product criterion. Future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within industrial markets, key applications include surface transportation (automobiles, mass transit and high-speed rail and marine applications), wind energy, civil engineering, skis, snowboards, golf club shafts, fishing rods, tennis rackets, bicycles and soft body armor. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology in its industrial markets.

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


COMPETITION

     In the production and sale of advanced structural materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company's products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, the Company competes with producers of substitute structural materials such as structural foam, wood, metal, and concrete. Depending upon the material and markets, relevant competitive factors include price, delivery, service, quality and product performance.


ENVIRONMENTAL MATTERS

     To date, environmental control regulations have not had a significant adverse effect on overall operations. A discussion of environmental matters is contained under the caption, "Legal Proceedings," and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

EMPLOYEES

     As of December 31, 2000, Hexcel employed 6,072 full-time employees, compared with 6,328 and 7,139 as of December 31, 1999 and 1998, respectively. The decrease in the number of employees from 1998 to the end of 2000 was primarily attributable to Hexcel's business consolidation programs, including the closure of a facility in Cleveland, Georgia and the disposition of a business in Brindisi, Italy, as well as the divestiture of the Bellingham business.


ITEM 2.  PROPERTIES

     Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut and Wilton, Connecticut. The Company's corporate research and technology administration and certain composite materials laboratories are located in Dublin, California.

     The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

                            MANUFACTURING FACILITIES

                                              Approximate
FACILITY LOCATION                           SQUARE FOOTAGE     PRINCIPAL PRODUCTS

United States:
         Anderson, South Carolina                   432,000    Industrial fabrics
         Burlington, Washington                      73,000    Honeycomb Parts
         Casa Grande, Arizona                       307,000    Honeycomb and Honeycomb Parts
         Decatur, Alabama                           159,000    PAN Precursor (used to produce Carbon Fibers)
         Gilbert, Arizona                            30,000    Prepregs
         Kent, Washington                           733,000    Composite Structures; OEM Aircraft Interiors
         Lancaster, Ohio                             49,000    Prepregs
         Livermore, California                      141,000    Prepregs
         Pottsville, Pennsylvania                   134,000    Honeycomb Parts
         Salt Lake City, Utah                       457,000    Carbon Fibers; Prepregs
         Seguin, Texas                              204,000    Industrial fabrics
         Statesville, North Carolina                553,000    Electronic fabrics; Industrial fabrics
         Washington, Georgia                        160,000    Electronic fabrics

International:
         Dagneux, France                            130,000    Prepregs
         Decines, France                             90,000    Industrial fabrics
         Duxford, United Kingdom                    440,000    Prepregs; Honeycomb and Honeycomb Parts
         Les Avenieres, France                      476,000    Electronic fabrics; Industrial fabrics
         Linz, Austria                              163,000    Prepregs
         Parla, Spain                                43,000    Prepregs
         Welkenraedt, Belgium                       223,000    Honeycomb and Honeycomb Parts


     Hexcel leases the facilities located in Anderson, South Carolina; Washington, Georgia; Statesville, North Carolina; and Gilbert, Arizona; and the land on which the Burlington, Washington, facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona; Linz, Austria; and Les Avenieres, France.

     As previously discussed, as part of Hexcel's business consolidation programs, the Lancaster, Ohio and Gilbert, Arizona manufacturing facilities will be closed by early 2002. The manufacturing output from these two facilities will be produced by the Livermore, California and Salt Lake City, Utah facilities.


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

     Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order and later entered into a
Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order is accrued in its consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

     Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company's Kent, Washington, site by the U.S. Environmental Protection Agency. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination. The Company's estimate of the remaining costs associated with the cleanup of this site is accrued in its consolidated balance sheets.

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

     In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx). The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The lawsuit is in its preliminary stages and the Company is not in a position to predict the outcome, but believes that the lawsuit is without merit as to the Company.

     At its Livermore, California facility, Hexcel has recently received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District. Hexcel is investigating the issues and is cooperating with the District.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 19 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

     Hexcel did not declare or pay any dividends in 2000, 1999, or 1998. The payment of dividends is generally prohibited under the terms of certain of the Company's credit agreements.

     On March 23, 2001, there were 1,565 holders of record of Hexcel common stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is contained on page 34 of this Form 10-K under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

     The information required by Item 7 is contained on pages 35 to 54 of this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is contained under the heading "Market Risks" on pages 51 to 53 of this Form 10-K and is incorporated herein by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages 55 to 84 of this Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of the independent public accountants for the years ended December 31, 2000, 1999 and 1998 is contained on page 57 of this Form 10-K under the caption "Report of Independent Accountants" and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Listed below are the directors of Hexcel as of March 23, 2001, the positions with the Company held by them and a brief description of each director's prior business experience.

                                          DIRECTOR
NAME                                AGE    SINCE                        POSITION(S) WITH HEXCEL
--------------------------------------------------------------------------------------------------------------------

   John J. Lee...................... 64      1993    Chairman of the Board; Chief Executive Officer; Director
   Harold E. Kinne...............    61      1998    President; Chief Operating Officer; Director
   H. Arthur Bellows, Jr..........   63      2000    Director
   Robert S. Evans................   57      1999    Director
   James J. Gaffney .............    60      2000    Director
   Marshall S. Geller............    62      1994    Director
   Sanjeev K. Mehra.............     42      2000    Director
   Lewis Rubin....................   63      1999    Director
   Peter M. Sacerdote............    63      2000    Director
   Martin L. Solomon............     64      1996    Director
--------------------------------------------------------------------------------------------------------------------

     JOHN J. LEE, age 64, has served as Chairman of the Board of Directors of Hexcel since February 1996, Chief Executive Officer since January 1994, Chairman and Chief Executive Officer from January 1994 to February 1995, Chairman and Co-Chief Executive Officer from July 1993 to December 1993 and a director since May 1993. Mr. Lee also serves as Chairman of the Nominating and Finance

Committees of Hexcel. He has served as Chairman of the Board, President and Chief Executive Officer of Lee Development Corporation, a merchant banking company, since 1987 and an advisor to the Clipper Group, a private investment partnership, since 1993. He is also a director of Crane Co. and other various privately held corporations. Mr. Lee was a director of XTRA Corporation, a transportation equipment leasing company, from 1990 to 1996 and a director of Hvide Marine Inc., a marine support and transportation services company, from 1994 to October 1999.

     HAROLD E. KINNE, age 61, has served as President and Chief Operating Officer of Hexcel since July 1998. Prior to joining Hexcel, he was President of the Additives Division, corporate vice president and a member of the corporate management committee of Ciba Specialty Chemicals Corporation, a wholly owned affiliate of Ciba ("CSC"), from 1996 to June 1998. Mr. Kinne also held the same positions in and was a director of Ciba-Geigy Corporation, a wholly owned affiliate of Ciba-Geigy Limited ("CGC"), from 1988 through 1996. Prior to that, Mr. Kinne served as Vice President, Pigments, for the Plastics & Additives Division of CGC from 1986 to 1988. Mr. Kinne held various other technical and managerial positions with CGC from 1965 to 1986.

     H. ARTHUR BELLOWS, JR., age 63, has been a director of Hexcel since December 2000. Mr. Bellows also serves as a member of the Audit Committee of Hexcel. He has served as Chairman of Braeburn Associates, a private merchant banking firm, from 1999, and Chairman of The Finance Network, a private financial services firm, from 1999. Mr. Bellows was President, Chief Operating Officer and a director of Audits & Surveys Worldwide, Inc., an international market research firm, from 1995 to March 1999, and continues to serve as a director. In 1967, he founded The Triangle Corporation, a manufacturer of hand tools, aerosol chemicals, diagnostic equipment for automobiles and various hardware products, and served as its Chairman, President and Chief Executive Officer from its founding to March, 1995. Mr. Bellows also acts as an officer and director of various civic organizations.

     ROBERT S. EVANS, age 57, has been a director of Hexcel since November 1999. Mr. Evans also serves as a member of the Finance Committee of Hexcel. He is Chairman and Chief Executive Officer and a director of Crane Co., a New York Stock Exchange company. Crane Co. is a diversified manufacturer of engineered industrial products serving a number of industrial markets, including aerospace and specialty materials markets in which Hexcel does not participate. Mr. Evans has been Chairman and CEO of Crane Co. since 1984 and a director since 1979. In addition, Mr. Evans is also a director of Fansteel, Inc., HBD Industries Inc. and Chairman of Huttig Building Products.

     JAMES J. GAFFNEY, age 60, has been a director of Hexcel since December 2000. Mr. Gaffney also serves as a member of the Audit Committee of Hexcel. Since 1997 he has served as a consultant to certain private investment funds ("GS Funds") affiliated with Goldman Sachs & Co. ("Goldman Sachs") in relation to GS Funds' investment in Viking Pacific Holdings and Vermont Investments Limited. Since 1997 he has served as Vice Chairman of Viking Pacific Holdings Ltd. From 1995 through 1997, Mr. Gaffney served as Chairman of the Board and Chief Executive Officer of General Aquatics, Inc., which manufactures swimming pool equipment and constructs swimming pools. From 1993 through 1995 he was President and Chief Executive Officer of KDI Corporation, a conglomerate which was involved in swimming pool construction and manufactured products for a variety of industries. Prior to 1993, Mr. Gaffney held numerous other executive and financial positions. He also is a director of SCP Pool, Inc., Advantica Restaurant Group, Purina Mills, Safelite Glass Corp. and Hvide Marine Inc., where he serves as Chairman of the Board, and of various private companies.

     MARSHALL S. GELLER, age 62, served as Co-Chairman of the Board of Directors of Hexcel from February 1995 to February 1996 and has been a director of Hexcel since August 1994. Mr. Geller also serves as a member of the Compensation and Nominating Committees of Hexcel. Mr. Geller has served as Chairman of the Board, Chief Executive Officer and founding partner at Geller & Friend Capital

Partners, Inc., a merchant banking firm, since 1995. Mr. Geller was Senior Managing Director of Golenberg & Geller, Inc., a merchant banking firm, from 1991 to 1995; Vice Chairman of Gruntal & Company, an investment banking firm, from 1988 to 1990; and a Senior Managing Director of Bear, Stearns & Co., Inc., an investment banking firm, from 1967 to 1988. Mr. Geller is currently a director of Ballantyne of Omaha, Inc., ValueVision International, Inc., drkoop.com, Inc., FutureLink Corp., Concepts Direct Inc., and various other privately held corporations and charitable organizations.

     SANJEEV K. MEHRA, age 42, has been a director of Hexcel since December 2000. Mr. Mehra also serves as a member of the Finance, Compensation and Nominating Committees of Hexcel. Mr. Mehra joined Goldman Sachs in 1986, and has served since 1996 as a Managing Director in the Principal Investment Area of Goldman Sachs' Merchant Banking Division and, serves on the Principal Investment Area Investment Committee. Mr. Mehra is a director of Amscan Holdings, Inc., ProMedCo Management Company, Inc. and various privately held companies.

      LEWIS RUBIN, age 63, has been a director of Hexcel since November 1999. He also served on Hexcel's Board from 1993 to 1995. Mr. Rubin also serves as Chairman of the Audit Committee of Hexcel. Mr. Rubin is President, Chief Executive Officer and a director of XTRA Corporation, a New York Stock Exchange company, and has served in those positions since 1990. XTRA Corporation is a leading global transportation equipment lessor with operations in highway, domestic intermodal and marine container markets. From 1988 to 1990, he was a consultant with Lewis Rubin Associates, a consulting firm advising the transportation equipment industry. From 1984 to 1988, Mr. Rubin served as President and Chief Executive Officer of Gelco CTI Container Services, a subsidiary of Gelco Corporation, a diversified international management services corporation, and as an Executive Vice President of Gelco Corporation. From 1981 to 1983, Mr. Rubin was President and Chief Executive Officer of Flexi-Van Corporation, a company engaged in the leasing of intermodal transportation equipment.

      PETER M. SACERDOTE, age 63, has been a director of Hexcel since December 2000. Mr. Sacerdote has been an advisory director of Goldman Sachs since May 1999 where he also serves as chairman of its Investment Committee and as a member of its Real Estate Principal Investment Committee. He joined Goldman Sachs in 1964 and served as a general partner from 1973 through 1990 and a limited partner from 1991 through 1999. He also serves as a director of AMF Bowling, Inc., AMF Group Holdings Inc., Qualcomm Incorporated and Franklin Resources, Inc. He is also a director and/or officer of various civic organizations.

     MARTIN L. SOLOMON, age 64, has been a director of Hexcel since May 1996. Mr. Solomon also serves as Chairman of the Compensation Committee and is a member of the Finance Committee of Hexcel. Mr. Solomon has been Co-Chairman of American County Holdings, Inc., an insurance holding company, since 2000 and, from 1997 to 2000 he served as Chairman and Chief Executive Officer. Mr. Solomon has been a self-employed investor since 1990. Mr. Solomon was a director and Vice Chairman of the Board of Directors of Great Dane Holdings, Inc., which is engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance, from 1985 to 1996, Managing Partner of Value Equity Associates I, L.P., an investment partnership, from 1988 to 1990, and was an investment analyst and portfolio manager of Steinhardt Partners, an investment partnership, from 1985 to 1987. Mr. Solomon has been a director of XTRA Corporation since 1990, a director of Telephone and Data Systems, Inc. since 1997, a director of MFN Corp. since 1999, and a director of eMagin Corporation since 2000. Mr. Solomon is also a director of various privately-held corporations and civic organizations.

     Listed below are the executive officers and other senior management of Hexcel as of March 23, 2001, the positions held by them and a brief description of their business experience. For additional information concerning Messrs. Lee and Kinne, see above.

                                       EXECUTIVE
                                       OFFICER
 NAME                           AGE    SINCE        POSITION(S) WITH HEXCEL
 -------------------------------------------------------------------------------------------------------------------
    John J. Lee..................64     1993         Chairman of the Board; Chief Executive Officer; Director
    Harold E. Kinne............  61     1998         President; Chief Operating Officer; Director
    Stephen C. Forsyth.........  45     1994         Executive Vice President; Chief Financial Officer
    Ira J. Krakower............  60     1996         Senior Vice President; General Counsel; Secretary
    Kirk Forbeck..............   40     1999         Corporate Controller; Chief Accounting Officer
    Robert F. Matthews........   54     2000         Vice President Human Resources
    Joseph H. Shaulson........   35     1996         Vice President of Corporate Planning and Chief Information
                                                       Officer
   Justin P.S. Taylor.........   47     1996         Vice President, Manufacturing and Environmental,
                                                       Health and Safety
   James N. Burns............    61     1996         President of the Fibers business unit
   William Hunt..............    58     1996         President of the Composites Materials business unit
   David R. Tanonis.........     44     1999         President of Structures and Interiors business unit
   Steven T. Warshaw.....        52     2000         President of the Hexcel Schwebel business unit


     STEPHEN C. FORSYTH, age 45, has served as Executive Vice President of Hexcel since June 1998, Chief Financial Officer since November 1996, and Senior Vice President of Finance and Administration between February 1996 and June 1998. Mr. Forsyth also serves as a director of Interglas Technologies AG. Mr. Forsyth served as Vice President of International Operations of Hexcel from October 1994 to February 1996 and has held other general management positions with Hexcel from 1980 to 1994. Mr. Forsyth joined Hexcel in 1980.

     IRA J. KRAKOWER, age 60, has served as Senior Vice President, General Counsel and Secretary of Hexcel since September 1996. Prior to joining Hexcel, Mr. Krakower served as Vice President and General Counsel to Uniroyal Chemical Corporation from 1986 to August 1996 and served on the Board of Directors of and as Secretary of Uniroyal Chemical Company, Inc. from 1989 to 1996.

     KIRK G. FORBECK, age 40, has served as the Corporate Controller and Chief Accounting Officer since September, 1999, Director of Financial Planning and Analysis from 1997 to 1999, Assistant Corporate Controller from 1993 to 1997, and Senior Financial analyst from 1991 to 1992. Prior to joining Hexcel in 1991, Mr. Forbeck worked at Coopers and Lybrand, where he was employed for six years.

     ROBERT F. MATTHEWS, age 54, has served as Vice President of Human Resources since July 1, 2000, and, from January 10, 2000, served as a consultant to Hexcel in human resources. From 1999 to June, 2000, Mr. Matthews engaged in consulting in human resources matters. From 1994 to 1999, he served as Senior Vice President of Human Resources for Phillips Electronics, North America Region. From 1974 to 1994 he served in various human resources roles with General Electric Co.

     JOSEPH H. SHAULSON, age 35, has served as Vice President of Corporate Planning and Chief Information Officer since September, 2000. Mr. Shaulson served as Vice President of Planning and Integration of Hexcel from November 1998 to September, 2000 and Vice President of Corporate Development of Hexcel from April 1996 to October 1998. In addition, Mr. Shaulson served as Acting General Counsel and Acting Secretary of Hexcel from April 1996 to September 1996. Prior to joining Hexcel, Mr. Shaulson was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he was employed from 1991 to 1996.

     JUSTIN P. S. TAYLOR, age 47, has served as Vice President of Manufacturing and Environmental, Health and Safety since June 1999. From April 1996 to June 1999, Mr. Taylor served as President of Hexcel's Structures and Interiors business unit, and from July 1995 to April 1996 as a member of Ciba's strategic planning unit. Prior to July 1995, Mr. Taylor held various management positions in the Heath Tecna Division of CGC.

     JAMES N. BURNS, age 61, has served as President of Hexcel's Fibers business unit since July 1996. Prior to his employment with Hexcel, Mr. Burns served in a number of management positions with the Composite Products Division of Hercules Incorporated, including Business Director from March 1995 to June 1996, Business Unit Director of Advanced Composite Materials from June 1992 to March 1995 and Vice President of Marketing from June 1986 to June 1992.

     WILLIAM  HUNT,  age 58,  has served as  President  of  Hexcel's  Composites
Materials business unit since November 1998 and as President of the former Hexcel EuroMaterials business unit from February 1996 to October 1998. Mr. Hunt served as President of the EuroMaterials unit of the Ciba Composites Business from 1991 to February 1996 and as Managing Director of Ciba-Geigy Plastics ("CGP") from 1990 to 1991. Prior to joining CGP in 1990, Mr. Hunt held various other technical and managerial positions, including the position of Managing Director of Illford Limited (Photographic) Co.

     DAVID R. TANONIS, age 44, has served as President of Hexcel's Structures and Interiors business unit since June 1999. Mr. Tanonis served as Vice President of Hexcel's Structures and Interiors business unit, responsible for the interiors business, from February 1996 to June 1999 and as the Vice President of Interiors in the Heath Tecna Division of CGC prior to February 1996. Mr. Tanonis held various technical and managerial positions with Heath Tecna since 1987. Mr. Tanonis held various management positions with Polymer Engineering, Inc. from 1978 to 1987.

     STEVEN T. WARSHAW, age 52, has served as President of the Hexcel Schwebel business unit since April 2000. Prior to joining Hexcel, he was Senior Vice President, Worldwide Sales and Marketing of Photronics, Inc., a materials supplier to the semiconductor industry, from 1999 to 2000. From 1974 to 1999, he served in a variety of general management positions at Olin Corp., including, from 1996 to 1999, as President of Olin Microelectronic Materials, a company supplying advanced chemicals, products and services to semiconductor manufacturers. Mr. Warshaw is a director of NN Inc., a producer of steel balls and rollers supplied to bearing manufacturers.


     There are no family relationships among any of Hexcel's directors or executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required in Item 11 will be contained in Hexcel's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 will be contained in Hexcel's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in Item 13 will be contained in Hexcel's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS

     The consolidated financial statements of Hexcel, the notes thereto, and the report of independent accountants are listed on page 55 of this Annual Report on Form 10-K and are incorporated herein by reference.

B.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have not been included inasmuch as the information required has been adequately disclosed in the underlying consolidated financial statements.

C.  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated January 19, 2001, relating to a press release issued by the Company reporting on fourth-quarter and year-end results.

     Current Report on Form 8-K dated December 22, 2000, relating to a press release issued by the Company announcing that an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. completed the purchase of approximately 14.5 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc.

     Current Report on Form 8-K dated November 3, 2000, relating to third quarter 2000 financial results.

     Current Report on Form 8-K dated October 13, 2000, relating to a press release issued by the Company announcing that an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. had entered into an agreement to purchase approximately 14.5 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc.

D.  EXHIBITS

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

       2.1(c)  Consent Letter dated February 21, 1997, between Hexcel and Ciba
               Specialty   Chemicals  Holding  Inc.   (incorporated   herein  by
               reference to Exhibit 2.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

       2.2 Sale and Purchase Agreement dated as of April 15, 1996 among Hexcel Corporation, Hercules Incorporated, Hercules Nederland BV and HISPAN Corporation (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

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

       2.5(a) Amendment No. 1 to Asset Purchase Agreement by and among the Company, Stamford CS Acquisition Corp., Clark-Schwebel Holdings, Inc., dated as of September 15, 1998 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on September 24, 1998).

       2.5(b) Amendment No. 2 to Asset Purchase Agreement by and among the Company and EQCSI Holding Corp., formerly known as Clark-Schwebel, Inc., dated as of December 23, 1998 (incorporated herein by reference to Exhibit 2.5(b) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

       2.6 Asset Purchase Agreement dated March 31, 2000 between Hexcel Corporation and Britax Cabin Interiors, Inc. (incorporated herein by reference to Exhibit 2.1 to Hexcel's Current Report on Form 8-K dated May 10, 2000).

       3.1     Restated  Certificate  of  Incorporation  of  Hexcel  Corporation
               (incorporated  herein  by  reference  to  Exhibit  1 to  Hexcel's
               Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).

       3.2 Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.1 to Hexcel's Current Report on Form 8-K dated December 22, 2000).

       4.1 Indenture dated as of January 21, 1999 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 93/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
               Statement  on Form S-4 (No.  333-71601),  filed  on  February  2,
               1999).

       4.2 Indenture dated as of July 24, 1996 between Hexcel Corporation and First Trust of California, National Association, as trustee, relating to the 7% Convertible Subordinated Notes due 2003 of the Company (incorporated herein by reference to Exhibit 4 to Hexcel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

       4.3 Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, National Association, as trustee, relating to the Increasing Rate Senior Subordinated Notes due 2003 of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 15, 1996).

       4.3(a) First Supplemental Indenture dated as of June 27, 1996 between Hexcel and First Trust of California, N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, N.A., as trustee (incorporated herein by reference to Exhibit 4.2(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

       4.3(b) Second Supplemental Indenture dated as of March 5, 1998 between Hexcel and First Trust of California, N.A., as trustee, to the Indenture dated as of February 29, 1996 between Hexcel and First Trust of California, N.A., as trustee (incorporated by reference to Exhibit 4.2(b) to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

       4.3(c) Third Supplemental Indenture dated as of September 15, 1998 between Hexcel and U.S. Bank Trust National Association (formerly known as First Trust of California, National Association), as trustee (incorporated herein by reference to Exhibit 4.5(c) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

       4.3(d) Fourth Supplemental Indenture dated as of January 21, 1999 between Hexcel and U.S. Bank Trust National Association (formerly known as First Trust of California, National Association), as trustee (incorporated herein by reference to Exhibit 4.5(d) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

       4.3(e) Fifth Supplemental Indenture dated as of December 19, 2000 between Hexcel and U.S. Bank Trust National Association (formerly known as First Trust of California, National Association), as trustee (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated December 22, 2000).

       4.4 Indenture dated as of August 1, 1986 between Hexcel and the Bank of California, N.A., as trustee, relating to the 7% Convertible Subordinated Notes due 2011 of the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

       4.4(a) Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1993 (incorporated herein by reference to Exhibit
               4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

       10.1(a) First  Amendment  dated as of December  31, 1998 to the Second
               Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated herein by reference to Exhibit 10.1(g) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

       10.1(b) Consent  Letter  dated as of January 15, 1999  relating to the
               First Amendment dated December 31, 1998 to the Second Amended and Restated Credit Agreement dated September 15, 1998 (incorporated herein by reference to Exhibit 10.1(h) to the Company's Registration Statement on Form S-4 (No. 333-71601), filed on March 12, 1999).

       10.1(c) Second Amendment dated August 13, 1999 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

       10.1(d) Third  Amendment dated March 7, 2000 to the Second Amended and
               Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

       10.1(e) Consent  Letter  dated  March 30,  2000  relating to the Third
               Amendment dated March 7, 2000 to the Second Amended and Restated Credit Agreement dated September 15, 1998 (incorporated herein by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 30, 2000).

       10.1(f) Fourth Amendment and Consent, dated as of October 26, 2000, to the Second and Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated herein by reference to Exhibit
               10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

       10.1(g) Amended and Restated Collateral Agreement dated March 7, 2000 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(k) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1999).

       10.2 Schedule to the ISDA Master Agreement between Credit Lyonnais (New York Branch) and Hexcel Corporation, dated as of September 15, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

       10.2(a) Confirmation dated October 22, 1998 relating to transaction entered into pursuant to ISDA Master Agreement between Credit Lyonnais (New York Branch) and Hexcel Corporation, dated as of September 15, 1998 (incorporated by reference to Exhibit 10.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

       10.3* Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-36163).

      10.3(a)* Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

      10.3(b)* Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

      10.3(c)* Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.3(d)* Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company's Proxy Statement dated March 31, 2000).

      10.3(e)* Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000.

      10.4*    Hexcel   Corporation   1998  Broad  Based  Incentive  Stock  Plan
               (incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8 filed on June 19, 1998, Registration No. 333-57223).

      10.4(a)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit
               10.1 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

      10.4(b)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001.

      10.5* Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.5(a)* Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit
               4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

      10.5(b)* Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.5(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.5(c)* Hexcel Corporation Management Stock Purchase Plan, as amended
               and  restated  on  February  3,  2000  (incorporated   herein  by
               reference to Annex B of the Company's Proxy Statement dated March 31, 2000).

      10.5(d)* Hexcel Corporation Management Stock Purchase Plan, as amended and restated on December 19, 2000.

      10.6* Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000.

      10.7*    Form of Employee Option Agreement(2000).

      10.8* Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000.

      10.9* Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.10* Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1999).

      10.11* Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).


      10.12* Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

      10.13* Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.14* Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

      10.15* Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

      10.16*   Form  of  Retainer  Fee  Option   Agreement  for  Non-Employee
               Directors (2000).

      10.17*   Form  of  Retainer  Fee  Option   Agreement  for  Non-Employee
               Directors  (1999)  (incorporated herein by reference to Exhibit
               10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.18*   Form  of  Retainer  Fee  Option   Agreement  for  Non-Employee
               Directors  (1998)  (incorporated  herein by  reference to Exhibit
               10.11 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

      10.19*   Form  of  Retainer  Fee  Option   Agreement  for  Non-Employee
               Directors  (1997)  (incorporated  herein by  reference to Exhibit
               10.8 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

      10.20* Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10.21* Form of Short-Term Option Agreement (incorporated herein by reference to Exhibit 10.8 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

      10.22* Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000).

      10.23* Form of Performance Accelerated Restricted Stock Unit Agreement (Special Executive Grant December 2, 1999) (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.24* Form of Performance Accelerated Restricted Stock Unit Agreement (December 2, 1999) (incorporated herein by reference to Exhibit
               10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.25*   Form of Performance Accelerated Restricted Stock Unit Agreement
               (1999) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

      10.26*   Form of Performance Accelerated Restricted Stock Unit Agreement
               (1998) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).

      10.27*   Form of Performance Accelerated Restricted Stock Unit Agreement
               (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.28*   Form of Performance Accelerated Restricted Stock Unit Agreement
               (1996) (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

      10.29* Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.30* Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

      10.31* Form of Exchange Performance Accelerated Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30,
               1998).

      10.32*   Form  of  Performance   Accelerated   Stock  Option  Agreement
               (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.33*   Form  of  Performance   Accelerated  Stock  Option  (Employee)
               (incorporated herein by reference to Exhibit 10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

      10.34* Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

      10.35* Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

      10.36*   Hexcel   Corporation   1997  Employee   Stock   Purchase  Plan
               (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

      10.37* Amended and Restated Employment Agreement dated October 11, 2000 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

     10.37(a)* Amendment to Amended and Restated Employment Agreement dated
               October 11, 2000 between Hexcel and John J. Lee.

     10.37(b)* Employee Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.37(c)* Bankruptcy Court Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.37(d)* Performance Accelerated Restricted Stock Unit Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.37(e)* Short-Term Option Agreement dated as of February 29, 1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.37(f)* Form of Reload  Option  Agreement  dated as of February  29,
               1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.37(g)* Supplemental  Executive Retirement Agreement dated as of May
               20, 1998 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).

     10.37(h)* Amendment to Supplemental Executive Retirement Agreement dated January 21, 1999, between Hexcel Corporation and John J. Lee.

     10.37(i)* Second  Amendment  to  Supplemental   Executive  Retirement
               Agreement dated October 11, 2000, between Hexcel Corporation and John J. Lee (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.37(j)* Split  Dollar  Agreement  dated as of January 21, 1999 among
               Hexcel, John J. Lee and certain Trustees (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

     10.37(k)* Executive Severance Agreement between Hexcel and John J. Lee dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

     10.37(l)* Letter  dated  December 2, 1999 from Hexcel  Corporation  to
               John J. Lee, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.33(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.37(m)* Employee Option Agreement dated as of December 20, 2000 between Hexcel and John J. Lee.

     10.38* Summary of Terms of Employment (effective as of July 15, 1998) between Hexcel and Harold E. Kinne, President and Chief Operating Officer of Hexcel (incorporated herein by reference to Exhibit
               10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

     10.38(a)* Letter  dated  December 2, 1999 from Hexcel  Corporation  to
               Harold E. Kinne, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.34(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.38(b)* Supplemental  Executive Retirement Agreement dated as of May
               10, 2000 between Hexcel and Harold E. Kinne (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.38(c)* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Harold E. Kinne (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.38(d)* Amendment to Amendments to Agreements,  dated as of November
               21, 2000, by and between Hexcel Corporation and Harold E. Kinne.

     10.39* Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit
               10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.39(a)* Supplemental  Executive Retirement Agreement dated as of May
               10, 2000 between Hexcel and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.39(b)* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.39(c)* Amendment to Amendments to Agreements,  dated as of November
               21,  2000,  by and  between  Hexcel  Corporation  and  Stephen C.
               Forsyth.

     10.40*    Letter dated December 2, 1999 from Hexcel Corporation to Ira J.
               Krakower,    regarding   the   Company's   Management   Incentive
               Compensation Plan for 1999.

     10.40(a)* Supplemental  Executive Retirement Agreement dated as of May
               10, 2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.40(b)* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.41*    Form  of  Executive  Severance  Agreement  between  Hexcel  and
               certain   executive   officers  dated  as  of  February  3,  1999
               (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

     10.42*    Form  of  Executive  Severance  Agreement  between  Hexcel  and
               certain   executive   officers  dated  as  of  February  3,  1999
               (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

     10.43* Executive Severance Agreement between Hexcel and Robert F. Matthews dated as of July 1, 2000 (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.43(a)* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Robert F. Matthews (incorporated herein by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.43(b)* Amendment to Amendments to Agreements,  dated as of November
               21,  2000,  by and  between  Hexcel  Corporation  and  Robert  F.
               Matthews.

     10.44* Executive Severance Agreement between Hexcel and Steven T. Warshaw dated as of July 1, 2000 (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.44(a)* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Steven Warshaw (incorporated herein by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.44(b)* Amendment to Amendments to Agreements,  dated as of November
               21, 2000, by and between Hexcel Corporation and Steven Warshaw.

     10.45* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.45(a)* Amendment to Amendments to Agreements,  dated as of November
               21, 2000, by and between Hexcel Corporation and William Hunt.

     10.46* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and David Tanonis (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.47* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Justin Taylor (incorporated herein by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.47(a)* Amendment to Amendments to Agreements,  dated as of November
               21, 2000, by and between Hexcel Corporation and Justin Taylor.

     10.48* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

     10.48(a)* Amendment to Amendments to Agreements,  dated as of November
               21, 2000, by and between Hexcel Corporation and Joseph Shaulson.

     10.49 Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

     10.50 Governance Agreement, dated as of December 19, 2000, among LXH L.L.C., LXH II, L.L.C., Hexcel Corporation and the other parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 22, 2000).

     10.51 Registration Rights Agreement, dated as of December 19, 2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 22, 2000).

     10.52 Agreement, dated October 11, 2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 2000).

     10.53 Consent and Termination Agreement, dated as of October 11, 2000, by and between Hexcel Corporation and Ciba Specialty Chemicals Holding Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 2000).

     12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

     21.1      Subsidiaries of the Company.

     23        Consent of Independent Accountants - PricewaterhouseCoopers LLP.


--------------------------------------------

* Indicates a management contract or compensatory plan or arrangement

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                                                  HEXCEL CORPORATION

MARCH 23, 2001                                                      By:             /S/ JOHN J. LEE
                                                                       --------------------------------------------
                                                                         John J. Lee, Chief Executive Officer



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                         TITLE                              DATE


               /S/ JOHN J. LEE                                 Chairman of the                    March 23, 2001
--------------------------------------------
                (John J. Lee)                               Board of Directors and
                                                           Chief Executive Officer
                                                        (PRINCIPAL EXECUTIVE OFFICER)


             /S/ HAROLD E. KINNE                      President, Chief Operating Officer          March 23, 2001
--------------------------------------------
              (Harold E. Kinne)                                  and Director


           /S/ STEPHEN C. FORSYTH                        Executive Vice President and             March 23, 2001
--------------------------------------------
            (Stephen C. Forsyth)                           Chief Financial Officer
                                                        (PRINCIPAL FINANCIAL OFFICER)


             /S/ KIRK G. FORBECK                             Corporate Controller                 March 23, 2001
--------------------------------------------
              (Kirk G. Forbeck)                         (PRINCIPAL ACCOUNTING OFFICER)


         /S/ H. ARTHUR BELLOWS, JR.                                Director                       March 20, 2001
--------------------------------------------
          (H. Arthur Bellows, Jr.)


             /S/ ROBERT S. EVANS                                   Director                       March 20, 2001
--------------------------------------------
              (Robert S. Evans)


            /S/ JAMES J. GAFFNEY                                   Director                       March 23, 2001
--------------------------------------------
             (James J. Gaffney)


           /S/ MARSHALL S. GELLER                                  Director                       March 23, 2001
--------------------------------------------
            (Marshall S. Geller)









            /S/ SANJEEV K. MEHRA                                   Director                       March 23, 2001
--------------------------------------------
             (Sanjeev K. Mehra)


               /S/ LEWIS RUBIN                                     Director                       March 23, 2001
--------------------------------------------
                (Lewis Rubin)


           /S/ PETER M. SACERDOTE                                  Director                       March 15, 2001
--------------------------------------------
            (Peter M. Sacerdote)


            /S/ MARTIN L. SOLOMON                                  Director                       March 23, 2001
--------------------------------------------
             (Martin L. Solomon)



SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table summarizes selected financial data as of and for the five years ended December 31:

-----------------------------------------------------------------------------------------------------------------------
                                                      2000           1999           1998          1997           1996
-----------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

  Net sales                                    $    1,055.7   $   1,151.5   $    1,089.0  $      936.9   $      695.2
  Cost of sales                                       824.3         909.0          817.7         714.3          553.9
                                              -------------------------------------------------------------------------
  Gross margin                                        231.4         242.5          271.3         222.6          141.3
  Selling, general and administrative
    expenses                                          123.9         128.7          117.9         102.4           79.4
  Research and technology expenses                     21.2          24.8           23.7          18.4           16.7
  Business consolidation expenses                      10.9          20.1           12.7          25.3           42.4
                                              -------------------------------------------------------------------------
  Operating income                                     75.4          68.9          117.0          76.5            2.8
  Gain on sale of Bellingham
     aircraft interiors business                       68.3             -              -             -              -
  Other income, net                                       -             -              -             -            3.0
  Interest expense                                     68.7          73.9           38.7          25.8           21.6
                                              -------------------------------------------------------------------------
  Income (loss) from continuing
    operations before income taxes                     75.0         (5.0)           78.3          50.7          (15.8)
  Provision for (recovery of) income taxes             26.3         (1.7)           28.4         (22.9)           3.4
  Equity in earnings and write-down in
    investments in affiliated companies                 5.5        (20.0)            0.5            -               -
                                              -------------------------------------------------------------------------
  Net income (loss)                            $       54.2   $    (23.3)   $       50.4  $       73.6   $      (19.2)
                                              =========================================================================
  Net income (loss) per share:
    Basic                                      $       1.47   $    (0.64)   $       1.38  $       2.00   $      (0.58)
    Diluted                                    $       1.32   $    (0.64)   $       1.24  $       1.74   $      (0.58)
                                              =========================================================================

-----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

  Current assets                               $      326.0   $     327.8   $      439.0  $      387.1   $      316.9
  Non-current assets                                  885.4         934.1          965.2         424.5          384.8
                                              -------------------------------------------------------------------------
  Total assets                                 $    1,211.4   $   1,261.9   $    1,404.2  $      811.6   $      701.7
                                              =========================================================================

  Current liabilities                          $      197.9   $     210.5   $      219.4  $      186.4   $      188.8
  Long-term liabilities                               697.8         781.3          882.4         375.3          333.6
  Stockholders' equity                                315.7         270.1          302.4         249.9          179.3
                                              -------------------------------------------------------------------------
  Total liabilities and stockholders'
    equity                                     $    1,211.4   $   1,261.9   $    1,404.2  $      811.6   $      701.7
                                              =========================================================================

-----------------------------------------------------------------------------------------------------------------------

OTHER DATA:

  Shares outstanding at year-end, less
      treasury stock                                  37.1          36.6           36.4          36.9           36.6
-----------------------------------------------------------------------------------------------------------------------

A DISCUSSION OF THE IMPACT OF BUSINESS ACQUISITIONS AND DIVESTITURES ON SELECTED FINANCIAL DATA IS CONTAINED IN NOTES 1, 2 AND 3 TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS OVERVIEW

   ----------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                   2000            1999          1998
   ----------------------------------------------------------------------------------------------------------------
   PRO FORMA (a):
   Sales                                                             $   1,036.8     $  1,081.5     $    1,200.5
   Adjusted EBITDA (b)                                               $     144.0     $    141.3     $      203.1
   Adjusted net income (c)                                           $      18.8     $      9.7     $       56.3
   Adjusted diluted net income per share (c)                         $      0.50     $     0.27     $       1.37
   ----------------------------------------------------------------------------------------------------------------

   AS REPORTED:
   Sales                                                             $   1,055.7     $  1,151.5     $    1,089.0
   Gross margin %                                                          21.9%          21.1%            24.9%
   Adjusted operating income % (c)                                          8.2%           7.7%            11.9%
   Adjusted EBITDA (b)                                               $     144.9     $    150.4     $      177.2
   Net income (loss)                                                 $      54.2     $    (23.3)    $       50.4
   Adjusted net income (c)                                           $      17.2     $      9.6     $       59.2
   Diluted net income (loss) per share                               $      1.32     $    (0.64)    $       1.24
   Adjusted diluted net income per share (c)                         $      0.46     $     0.26     $       1.43
   ----------------------------------------------------------------------------------------------------------------

(a) Pro forma results for 2000, 1999 and 1998 give effect to the sale of the Bellingham aircraft interiors business in April 2000, as if it had occurred at the beginning of the respective years presented. Pro forma results for 1998 also give effect to the acquisition of the industrial fabrics business of Clark-Schwebel in September 1998, as if it had occurred at the beginning of 1998.
(b) Adjusted EBITDA is earnings before business consolidation expenses, interest, taxes, depreciation, amortization, and equity in earnings of and a write-down of an investment in affiliated companies. See "Financial Condition and Liquidity" for a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.
(c) Amounts exclude business consolidation and other acquisition related costs, the gain on the disposal of the Bellingham business in 2000, and a write-down of an investment in an affiliated company in 1999.


     Hexcel's 2000 operating results reflect several important developments during the year:

o On April 26, 2000, Hexcel completed the sale of its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale of this business, which is discussed more fully below under "Significant Transactions," generated a pre-tax gain of $68.3 million, which is equivalent to an after-tax gain of approximately $44 million or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's senior credit facility, improving the Company's financial leverage and reducing annual interest costs.

o Commercial aircraft markets stabilized, following a significant reduction in aircraft production rates by The Boeing Company ("Boeing") commencing in the second half of 1999. Boeing and Airbus Industrie ("Airbus") delivered a total of 800 airplanes in 2000, and have each announced plans to moderately increase aircraft deliveries in 2001. As a result, the decline in sales of composite materials to commercial aerospace markets experienced by Hexcel in the second half of 1999 and the first half of 2000 appears to have halted.

o Hexcel's Engineered Products business suffered from declining sales and reduced productivity, attributable to the timing of customer programs and to the impact of Boeing's 1999 aircraft build rate reductions. This business unit has initiated a series of actions intended to align its cost structure with its revenue base and to improve manufacturing productivity. These actions are being undertaken in anticipation of transferring the manufacture of certain Boeing aircraft structures to the Company's joint venture affiliates in Malaysia and China.

o Sales of lightweight reinforcement fabrics used in multi-layer printed wiring boards grew throughout the year, driven by strong worldwide demand for increasingly sophisticated electronic devices. In order to satisfy customer demand for materials used in high-performance applications, Hexcel has switched existing manufacturing capacity from heavyweight glass fabrics to lightweight glass fabrics, and also undertaken an expansion of its lightweight glass fabric manufacturing capacity. Nevertheless, the Company ended the year capacity constrained. In addition, the Company raised prices on certain fiberglass fabrics, although these price increases were accompanied by increases in the price of fiberglass yarns used as raw materials.

o The use of Hexcel's composite materials in wind energy and automotive applications continued to grow, resulting in double-digit revenue growth from these industrial markets. Furthermore, the Company benefited from increased sales of reinforcement fabrics for use in soft body armor and architectural applications.

o Changes in currency exchange rates had the effect of reducing the reported value of revenues generated by Hexcel's European facilities. If the average exchange rates between the U.S. dollar, the British pound and the Euro had been the same in 2000 as they were in 1999, the Company's net sales for 2000 would have been approximately $45 million higher than reported. On a pro forma basis, giving effect to the sale of the Bellingham aircraft interiors business as it if had occurred at the beginning of the year, such currency-adjusted sales would have been approximately $1,082 million for 2000, about the same level as 1999.

o Hexcel's business consolidation and lean enterprise activities progressed, contributing to improvements in gross margin and adjusted operating income as a percentage of net sales. Business consolidation expenses were $10.9 million in 2000, and cash expenditures on business consolidation activities totaled $11.8 million. These amounts were in line with management's expectations.

o In light of further opportunities to consolidate manufacturing facilities, Hexcel decided in the fourth quarter of 2000 to close the two smaller of its four U.S. prepreg manufacturing facilities - one in Lancaster, Ohio and another in Gilbert, Arizona. The manufacturing output from these two plants will now be produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah. The closing of these two facilities, which will be completed early in 2002, is expected to generate additional cost savings of more than $4 million per year. Business consolidation activities are discussed more fully below under "Business Consolidation Programs."

o Hexcel made certain changes to its U.S. retirement benefit plans that are intended to improve the flexibility and visibility of future retirement benefits for employees. These changes include an increase in the amount that the Company will contribute to individual 401(k)
         retirement savings accounts, beginning January 1, 2001, and an offsetting curtailment of the Company's U.S. defined benefit retirement plan, effective December 31, 2000. Results for 2000 include $5.1 million of non-cash pre-tax income (equivalent to $3.3 million of after-tax income) attributable to the curtailment of this defined benefit retirement plan.

o In December 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. purchased approximately 14.5 million shares of Hexcel common stock from subsidiaries of Ciba Specialty Chemicals Holding, Inc. The Company incurred $2.2 million of pre-tax expenses (equivalent to $1.4 million of after-tax expenses) in connection with this transaction, which is described more fully below under "Significant Transactions - Purchase of Approximately 14.5 Million Shares of Hexcel Common Stock by an Investor Group."

o Equity in earnings of affiliated companies totaled $5.5 million for 2000, reflecting the strong performance of Hexcel's electronic fabrics joint venture in Asia.

     Looking forward to 2001, Hexcel anticipates modest growth in commercial aerospace revenues, based on the most recent aircraft delivery projections from Airbus and Boeing. In space and defense markets, demand from satellite and launch vehicle applications remains weak. Production of a number of military aircraft and helicopter programs is projected to increase over the next few years, however actual demand will depend upon which programs are funded and the amount of such funding.

     While many of Hexcel's customers expect continued long-term growth in their requirements for lightweight electronic fabrics, the year has started with many manufacturers of finished telecommunication, computer and consumer electronic products issuing warnings about the outlook for their sales revenues in 2001. As the first quarter has progressed, the Company has seen reductions in customer orders in the U.S. for electronic fabrics compared to demand in the fourth quarter, 2000. A number of customers have indicated that they now expect to reduce purchases of electronic fabrics below recent levels until demand from the manufacturers of finished electronic products improves. However, to date demand from European customers has remained strong. While the net impact on total Company performance for the first two months of 2001 has been relatively small, electronic product revenues for the first half look likely to be lower than for the second half of 2000. In these circumstances, it is possible that electronic product revenues will soften further during 2001, so the Company will continue to closely monitor market developments and tightly manage manufacturing capacity.

     Absent a significant deterioration in the general macroeconomic environment, the Company anticipates that sales to wind energy and automotive markets should also continue to grow, reflecting increased demand for economical and environmentally attractive sources of power, and the increased use of composite materials in certain automotive applications. While the automotive industry is sensitive to changes in the overall economic environment, the rate of growth in sales to this market segment should be driven more by new product applications for new car models being launched by customers in 2001 than sales to existing models that currently use Hexcel's products. Other industrial markets such as soft body armor, recreation, railways and marine vessels are likely to provide nominal revenue growth, provided general economic conditions remain stable.

     In 2001, equity in earnings from affiliated companies are expected to be about half the amount reported in 2000, reflecting start-up losses at the Company's engineered products ventures in Malaysia and China, as these operations ramp up their manufacturing activities.


RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     NET SALES: Net sales for 2000 were $1,055.7 million, a decrease of $95.8 million or 8% from 1999 net sales of $1,151.5 million. Approximately $51 million or 4% of the decrease is attributable to the sale of the Bellingham aircraft interiors business on April 26, 2000. An additional $45 million of the decrease, representing another 4% of the total, is due to changes in currency exchange rates - primarily the decline of the British pound and the Euro relative to the U.S. dollar.

     On a pro forma basis, giving effect to the sale of the Bellingham business as if it had occurred at the beginning of 1999, pro forma net sales for 2000 were $1,036.8 million, compared with pro forma net sales for 1999 of $1,081.5 million. Had the same U.S. dollar, British pound and Euro exchange rates applied in 2000 as in 1999, pro forma revenues for 2000 would have been approximately $1,082 million.

     The  following  table  summarizes   actual  and  pro  forma  net  sales  to
third-party customers by product group and market segment for 2000 and 1999:

------------------------------------ --------------- ----------------- --------------- -------------- ----------------
                                       COMMERCIAL        SPACE &
(IN MILLIONS)                          AEROSPACE         DEFENSE        ELECTRONICS     INDUSTRIAL          TOTAL
------------------------------------ --------------- ----------------- --------------- -------------- ----------------
2000 NET SALES
Reinforcement products                $     60.6       $      13.6      $    181.2      $   103.8       $      359.2
Composite materials                        347.9              95.4               -          123.7              567.0
Engineered products (a)                    120.3               9.2               -              -              129.5
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total (a)                           $    528.8       $     118.2      $    181.2      $   227.5       $    1,055.7
                                            50 %              11 %            17 %           22 %              100 %
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
PRO FORMA 2000 NET SALES
  Total (b)                           $    509.9       $     118.2      $    181.2      $   227.5       $    1,036.8
                                             49%               11%             18%            22%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

1999 NET SALES
 Reinforcement products               $     52.0       $      18.2      $    166.4      $    94.3       $      330.9
 Composite materials                       387.9             101.0               -          117.0              605.9
 Engineered products (a)                   201.7              13.0               -              -              214.7
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total (a)                           $    641.6       $     132.2      $    166.4      $   211.3       $    1,151.5
                                             57%               11%             14%            18%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
PRO FORMA 1999 NET SALES
  Total (b)                           $    571.6       $     132.2      $    166.4      $   211.3       $    1,081.5
                                             53%               12%             15%            20%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

(a) Net sales for 2000 include $18.9 million of commercial aerospace net sales by the Bellingham business, which was a component of the Company's engineered products segment until this business was sold on April 26, 2000. Net sales for 1999 include $70.0 million of commercial aerospace net sales by the Bellingham business.
(b) Pro forma net sales for 2000 and 1999 give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred at the beginning of the respective years presented.


     Net sales to commercial aerospace customers for 2000 were $528.8 million, compared with $641.6 million for 1999. The decrease of $112.8 million or 18% is primarily attributable to:

o The sale of the Bellingham aircraft interiors business on April 26, 2000. This business generated $70.0 million of commercial aerospace revenue for Hexcel during 1999, and $18.9 million during the first four months of 2000.

o Boeing's reduction in aircraft production rates during the second half of 1999 and the first half of 2000, together with some product substitutions and price reductions on certain products. Boeing delivered 489 aircraft to its customers in 2000, compared with 620 aircraft in 1999. The impact of this reduction was most pronounced on the Company's Engineered Products business, which delivers its products to Boeing just prior to the aircraft being completed and delivered to the ultimate customer.

o        The impact of changes in currency exchange rates.

     Boeing has announced that it expects to deliver approximately 530 aircraft to its customers in 2001 and another 530 aircraft in 2002, while Airbus is expected to increase its aircraft deliveries from 311 in 2000 to 331 in 2001 and more than 350 in 2002. As a result of these trends, as well as projections for continued strength in the demand for regional and business aircraft produced by such Hexcel customers as Bombardier Aerospace and Embraer-Empresa Brasileira de Aeronautica, the Company expects modest growth in commercial aerospace revenues in 2001. However, the benefit that the Company obtains from any increase in aircraft build rates during 2001 and 2002 will depend upon the mix of aircraft that are produced, the continuing impact on the aerospace supply chain of the pressure to reduce the cost of commercial aircraft, and the results of productivity improvements from the Company's Lean Enterprise initiatives.

     Approximately 13% and 10% of 2000 and 1999 net sales, respectively, were identified as sales to Airbus and its related subcontractors. Approximately 20% of 2000 net sales and 28% of 1999 net sales were identified as sales to Boeing and its related subcontractors. Of the 2000 net sales attributable to Boeing and its related subcontractors, approximately 17% and 3% related to commercial aerospace and space and defense market applications, respectively. For 1999, the comparable percentages were 25% and 3%.

     Net sales to space and defense markets totaled $118.2 million for 2000, a decline of $14.0 million or 11% from 1999 net sales of $132.2 million. This decline reflects the conclusion of one military contract, as well as reduced demand for carbon fiber and pre-impregnated composites for use in satellites and satellite launch vehicles. The satellite market continues to suffer from the impact of a number of launch failures over the past two years, and from concerns about the financial viability of certain commercial satellite ventures. Looking forward, Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopter programs anticipated either to enter full-scale production in the near future or to significantly increase existing production rates. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche and NH90 helicopters. The benefits the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

     Electronics net sales grew to $181.2 million for 2000, an increase of $14.8 million or 9% over 1999 net sales of $166.4 million. This sales growth reflects increased demand for lightweight fiberglass fabrics used in electronics applications, driven by improved economic conditions in Asia and Europe and by growing worldwide demand for increasingly sophisticated electronic devices. During 2000, Hexcel switched some of its heavyweight fabric production capacity to meet lightweight fabric demand, and also began to install additional lightweight fabric looms to meet the expected continuing growth in demand in this market. In addition, the Company was able to raise prices on certain fiberglass fabrics. However, the Company is monitoring conditions in the electronics market very closely, so that it may adjust its capacity utilization and expansion plans to reflect actual customer demand patterns in 2001, particularly in the U.S.

     Net sales to industrial markets rose to $227.5 million for 2000, up from $211.3 million for 1999. This increase of $16.2 million or 8% is largely due to the following:

o        Increased   sales  of  aramid  fabrics  used  in  the   manufacture  of
         bullet-proof and puncture resistant vests, driven by military and civilian demand for lighter, tougher vests.

o Increased sales of newly developed glass fabrics used in certain window screen and architectural applications, such as screens designed to reduce glare for computer users in commercial offices.

o Increased sales of prepreg composites products to European customers for use in producing components for wind energy turbines.

o        Increased sales of honeycomb core and machined  honeycomb parts used in
         certain  automotive  applications,   such  as  inserts  for  automobile
         headliners to better protect vehicle occupants in collisions.

     Aggregate sales to other industrial market segments, such as surface transportation and recreation markets, were relatively unchanged from 1999 to 2000, after adjusting for changes in currency exchange rates. Absent a significant deterioration in the general macroeconomic environment, Hexcel expects sales to wind energy and automotive customers to grow again in 2001, driven by growing demand for low-cost, renewable energy supplies and improved automobile safety, and by the Company's success in developing products for specific customer applications. However, the actual rate of growth will depend on economic conditions in the U.S. and Europe. Aggregate sales to other industrial market segments are projected to rise more modestly at nominal rates.

     GROSS MARGIN: Gross margin for 2000 was $231.4 million or 21.9% of net sales, compared with $242.5 million or 21.1% of net sales for 1999. The improvement in gross margin as a percentage of sales during 2000 primarily reflects the impact of productivity improvements and cost reductions. Price increases for certain fiberglass fabrics were offset by price decreases for other select products, with the result that net price changes had minimal impact on gross margin performance.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $123.9 million for 2000, or 11.7% of net sales. This compares to $128.7 million or 11.2% of net sales for 1999. The net decline in SG&A expenses is attributable in part to the recognition of a $5.1 non-cash benefit resulting from the curtailment of a U.S. defined benefit retirement plan, partially offset by $2.2 million of expenses resulting from the purchase of Hexcel common stock by the Goldman Sachs investor group. The remainder of the net decline primarily reflects the impact of the sale of the Bellingham business and changes in currency exchange rates.

     RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses were $21.2 million for 2000, or 2.0% of net sales. This compares to $24.8 million or 2.2% of net sales for 1999. The aggregate dollar decrease primarily reflects the completion of specific R&T projects, as well as changes in currency exchange rates.

     OPERATING INCOME: Operating income was $75.4 million or 7.1% of net sales for 2000, of which $0.6 million was contributed by the Bellingham business. This compares with operating income of $68.9 million or 6.0% of net sales for 1999, of which $8.0 million was contributed by the Bellingham business. Excluding business consolidation expenses, operating income was $86.3 million or 8.2% of net sales for the 2000 period, and $89.0 million or 7.7% of net sales for the 1999 period. Business consolidation expenses, which totaled $10.9 million and $20.1 million for 2000 and 1999, respectively, are discussed further under "Business Consolidation Programs" below.

     The divestiture of the Bellingham business in April reduced 2000 operating income before business consolidation expenses by $7.7 million, compared with 1999. This decline was partially offset by reductions in SG&A and R&T expenses during 2000. The improvement in operating income before business consolidation expenses as a percentage of net sales primarily reflects the aggregate improvement in gross margin performance noted above.

     INTEREST EXPENSE: Interest expense was $68.7 million for 2000, versus $73.9 million for 1999. The decrease in interest expense primarily reflects the reduction in outstanding term debt under Hexcel's senior credit facility that resulted from the sale of the Bellingham business, partially offset by higher interest rates on variable-rate debt.

     PROVISION FOR (RECOVERY OF) INCOME TAXES: In 2000, the provision for income taxes was $26.3 million, compared to a recovery of income taxes of $1.7 million for 1999. Hexcel's effective income tax rate was approximately 35% in both years.

     EQUITY IN EARNINGS AND WRITE-DOWN OF AN INVESTMENT IN AFFILIATED COMPANIES:
Equity in earnings of affiliated companies for 2000 was $5.5 million. The primary source of these earnings was Hexcel's electronic fabrics joint venture in Asia, which has benefited from the increase in worldwide demand for electronic devices. The earnings contributed by this venture were partially offset by the Company's share of the initial start-up losses of its engineered products ventures in China and Malaysia.

     In 1999, Hexcel wrote down its investment in one of its joint ventures, Interglas Technologies AG, formerly CS-Interglas AG ("Interglas"), by $20.0 million to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price options to increase its equity investment in Interglas, from 43.6% to 84%, to expire unexercised, and an assessment that an other-than-temporary decline in the investment occurred due to its deteriorating financial condition. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize a tax benefit.

   NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:
   -----------------------------------------------------------------------------------------------------------------
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                                         2000         1999
   -----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                           $  54.2     $ (23.3)
   Diluted net income (loss) per share                                                         $  1.32     $ (0.64)
   Diluted net income (loss) per share, excluding goodwill amortization                        $  1.51     $ (0.40)
   Adjusted diluted net income per share, excluding business consolidation expenses, the 2000 gain on the sale of the Bellingham aircraft interiors business, and a 1999 write-down of an investment in
     an affiliated company                                                                     $  0.46     $  0.26
   Diluted weighted average shares outstanding                                                    45.7        36.4
   -----------------------------------------------------------------------------------------------------------------

     Hexcel's convertible subordinated notes, due 2003, its convertible subordinated debentures, due 2011, and its stock options were excluded from the 1999 computation of net loss per diluted share, as they were antidilutive. Refer to Note 14 to the accompanying consolidated financial statements for the calculation and the number of shares used for diluted net income (loss) per share.

1999 COMPARED TO 1998

     NET SALES: Net sales for 1999 were $1,151.5 million, an increase of $62.5 million or 6% compared with 1998 net sales of $1,089.0 million. The 1998 total includes the net sales of the industrial fabrics business acquired from Clark-Schwebel for the period from September 15, 1998, the date of acquisition, to December 31, 1998. Net sales for 1999 were approximately $145 million higher than net sales for 1998 because of the acquisition of the Clark-Schwebel business. However, this increase was partially offset by sales reductions attributable to declining aircraft production rates by Boeing, inventory adjustments in excess of build rate changes by aerospace customers, price reductions in early 1999 for certain aerospace products and electronic fabrics, and a decrease in carbon fiber sales due to the impact of excess installed industry capacity. Changes in currency exchange rates did not have a material impact on revenue trends from 1998 to 1999.

     The  following  table  summarizes   actual  and  pro  forma  net  sales  to
third-party customers by product group and market segment for 1999 and 1998:

------------------------------------ --------------- ----------------- --------------- -------------- ----------------
                                       COMMERCIAL         SPACE &
(IN MILLIONS)                          AEROSPACE         DEFENSE        ELECTRONICS     INDUSTRIAL          TOTAL
------------------------------------ --------------- ----------------- --------------- -------------- ----------------
1999 NET SALES
 Reinforcement products               $     52.0       $      18.2      $    166.4      $    94.3       $      330.9
 Composite materials                       387.9             101.0               -          117.0              605.9
 Engineered products (a)                   201.7              13.0               -              -              214.7
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total (a)                           $    641.6       $     132.2      $    166.4      $   211.3       $    1,151.5
                                             57%               11%             14%            18%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
PRO FORMA 1999 NET SALES
  Total (b)                           $    571.6       $     132.2      $    166.4      $   211.3       $    1,081.5
                                             53%               12%             15%            20%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

1998 NET SALES
 Reinforcement products               $     24.5       $      26.4      $     85.2      $    88.7       $      224.8
 Composite materials                       450.6             104.0               -          103.4              658.0
 Engineered products (a)                   195.0              11.2               -              -              206.2
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
  Total (a)                           $    670.1       $     141.6      $     85.2      $   192.1       $    1,089.0
                                             62%               13%              8%            17%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------
PRO FORMA 1998 NET SALES
  Total (b)                           $    672.9       $     141.6      $    179.3      $   206.7       $    1,200.5
                                             56%               12%             15%            17%               100%
------------------------------------ --- ----------- ---- ------------ --- ----------- -- ----------- ----- ----------

(a) Net sales for 1999 include $70.0 million of commercial aerospace net sales by the Bellingham business, which was a component of the Company's engineered products segment until this business was sold on April 26, 2000. Net sales for 1998 include $34.3 million of commercial aerospace net sales by the Bellingham business.

(b) Pro forma net sales for 1999 and 1998 give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred at the beginning of the respective years presented. Pro forma net sales for 1998 also give effect to the acquisition of the Clark-Schwebel business that occurred on September 15, 1998, as if it had occurred at the beginning of 1998.


     Commercial aerospace net sales for 1999 were $641.6 million, compared with $670.1 million for 1998. The decrease of $28.5 million or 4% is largely attributable to:

o Declining aircraft production rates by Boeing during the second half of 1999, in anticipation of lower aircraft deliveries in 2000.

o Inventory adjustments in excess of build rate changes by aerospace customers in the U.S., Europe and certain export markets, in connection with their efforts to improve working capital and reduce manufacturing cycle times.

o Price reductions in early 1999 for certain aerospace products, in response to market conditions.

     Partially mitigating these sales reductions was an increase in sales of woven fabrics attributable to the acquisition of the Clark-Schwebel business in September 1998.

     Approximately 10% of 1999 net sales and 11% of 1998 net sales were identified as sales to Airbus and its related subcontractors. Approximately 28% of 1999 net sales and 35% of 1998 net sales were identified as sales to Boeing and its related subcontractors. Of the 1999 net sales attributable to Boeing and its related subcontractors, approximately 25% and 3% related to commercial aerospace and space and defense market applications, respectively. For 1998, the comparable percentages were 32% and 3%.

     Net sales to space and defense markets for 1999 were $132.2 million, a decline of $9.4 million or 7% from 1998 net sales of $141.6 million. This decrease is attributable to the conclusion of specific contracts to provide reinforcement fabrics and composite materials to certain military and space programs, and to the declining demand for satellites and satellite launch vehicles in response to launch failures and concerns about the financial viability of certain satellite ventures. Furthermore, Hexcel's carbon fiber manufacturing capacity utilization was only 50% to 60% in 1999, compared to 90% or higher for much of 1998. Initially, this reduction was due to inventory corrections by space and defense customers, who purchased or ordered more carbon fiber than they needed in response to significant carbon fiber supply shortages in 1997. However, 1999 net sales were also impacted by the changes in the commercial aerospace market as well as by the overhang of new global production capacity added by Japanese producers. With the high level of fixed costs in this business, reduced production output significantly impacts the profitability of the business.

     Electronics net sales rose to $166.4 million for 1999, an increase of $81.2 million or 95% over net sales for 1998 of $85.2 million. The acquisition of the Clark-Schwebel business in September 1998, which is discussed further below under "Significant Transactions - Acquisition of the Clark-Schwebel Industrial Fabrics Business," added about $94 million of electronics revenues in 1999, relative to 1998. This addition to Hexcel's revenue base was somewhat offset, however, by the impact of sales volume and price reductions in the first half of 1999, which resulted from inventory adjustments in the electronics industry supply chain and intense competition from manufacturers of fiberglass fabrics in Asia and Europe. These pressures began to ease in the second half of 1999, due to increased worldwide demand for electronic devices and improved manufacturing capacity utilization throughout the fiberglass fabrics industry.

    Industrial net sales for 1999 were $211.3 million, an increase of $19.2 million or 10% over the 1998 total of $192.1 million. This increase reflects the following:

o The acquisition of the Clark-Schwebel business in September 1998, which added more than $14 million of industrial revenues in 1999, compared with 1998.

o    Increased   sales  of  aramid  and   specialty   fabrics   for   ballistics
     applications, in response to increased demand for lightweight protective vests by police forces and the U.S. military.

o Growth in sales of composite materials for wind energy applications, which nearly doubled from 1998 to 1999.

o    Increased  sales  of  composite  materials  to  the  automotive   industry,
     reflecting Hexcel's development of new product applications for automotive customers.

     These positive factors were partially offset by reduced sales of carbon fiber for industrial applications, due to the impact of excess industry capacity, as well as lower sales for certain recreation applications.

     GROSS MARGIN: Gross margin for 1999 was $242.5 million, or 21.1% of net sales, compared with $271.3 million, or 24.9% of net sales, for 1998. The decline in 1999 gross margin relative to 1998 is the result of lower sales volumes to commercial aerospace and space and defense markets, and the associated reduction in the absorption of fixed factory costs, as well as price reductions on certain products. These factors were partially mitigated by reductions in labor and overhead costs, as well as negotiated reductions in the prices of certain raw materials.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses were $128.7 million in 1999, or 11.2% of net sales. This compares with SG&A expense of $117.9 million or 10.8% of net sales for 1998. The aggregate dollar increase in SG&A expenses is primarily attributable to the acquisition of the Clark-Schwebel business.

     RESEARCH AND TECHNOLOGY EXPENSES: R&T expenses were $24.8 million in 1999, or 2.2% of net sales, compared with $23.7 million for 1998, or 2.2% of net sales. The aggregate dollar increase in R&T expenses is primarily attributable to the acquisition of the Clark-Schwebel business.

     OPERATING INCOME: Operating income was $68.9 million or 6.0% of net sales for 1999. This compares with operating income of $117.0 million or 10.7% of net sales for 1998. Excluding business consolidation expenses, 1999 operating income was $89.0 million or 7.7% of net sales, while 1998 operating income was $129.7 million or 11.9% of net sales. The decrease in operating income during 1999 was primarily due to the reductions in sales volumes and prices noted above, and the related gross margin impact.

     INTEREST EXPENSE: Interest expense was $73.9 million for 1999, versus $38.7 million for 1998. The increase in interest expense primarily reflects the increase in outstanding debt relating to the acquisition of the Clark-Schwebel business.

     PROVISION FOR (RECOVERY OF) INCOME TAXES: In 1999, the recovery of income taxes was $1.7 million, reflecting an effective income tax rate of approximately 35%. In 1998, the provision for income taxes of $28.4 million equated to an effective income tax rate of approximately 36%.

     EQUITY IN INCOME AND  WRITE-DOWN IN  INVESTMENTS  IN AFFILIATED  COMPANIES:
 Economic conditions in the electronics market during the latter part of 1998 and much of 1999 impacted the performance of Hexcel's joint ventures during those years. As a result, the Company recognized a nominal amount of equity in income of affiliated companies in 1999 and 1998. As previously discussed above, in the third quarter of 1999, the Company wrote down its investment in one of these joint ventures, Interglas, by $20.0 million to its estimated fair market value.


     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:

   -----------------------------------------------------------------------------------------------------------------
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                                         1999         1998
   -----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                           $ (23.3)    $  50.4
   Diluted net income (loss) per share                                                         $ (0.64)    $  1.24
   Diluted net income (loss) per share, excluding goodwill amortization                        $ (0.40)    $  1.34
   Adjusted diluted net income per share, excluding business consolidation expenses and a 1999 write-down of an investment in
     an affiliated company                                                                     $  0.26     $  1.43
   Diluted weighted average shares outstanding                                                    36.4        45.7
   -----------------------------------------------------------------------------------------------------------------

     The decrease in the number of diluted weighted average shares outstanding in 1999, relative to 1998, is attributable to the exclusion of 9.0 million potential common shares relating to the convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and stock options that were antidilutive in the 1999 period. Refer to Note 14 to the accompanying consolidated financial statements for the calculation and the number of shares used for diluted net income (loss) per share.


SIGNIFICANT TRANSACTIONS

PURCHASE OF APPROXIMATELY 14.5 MILLION SHARES OF HEXCEL COMMON STOCK BY AN
  INVESTOR GROUP

     On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Investor Group") completed a previously announced purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. (together with its subsidiaries, "Ciba"). The shares acquired by the Investor Group represent approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group have entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Investor Group has the right to, among other things, designate three directors to sit on the Company's ten-member board of directors.

     As a result of this transaction, Ciba's ownership of Hexcel common stock was reduced to approximately 3.5 million shares. In addition, the governance agreement between Ciba and Hexcel, which gave Ciba the right to designate four directors to sit on the Company's board, terminated. Ciba has stated that its investment in Hexcel is non-strategic and that it will explore options for the future disposition of its remaining interest in the Company.

     Hexcel incurred $2.2 million of costs in connection with this transaction, all of which were expensed to "selling, general, and administrative expenses" during the fourth quarter of 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan. Under the terms of the Company's various stock option and management incentive plans, the transaction constituted a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The Chief Executive Officer waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately 1.3 million stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000.

     In addition, due to the change in control event, shares of Hexcel's common stock underlying a total of approximately 0.8 million restricted stock units and performance accelerated restricted stock units (collectively, "stock units") were distributed. However, the Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances.

SALE OF THE BELLINGHAM AIRCRAFT INTERIORS BUSINESS

     On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale of this business generated a pre-tax gain of $68.3 million, which is equivalent to an after-tax gain of approximately $44 million or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's senior credit facility.

     The Bellingham business generated net sales of $18.9 million for the period from January 1 through April 26, 2000, and contributed $0.6 million of operating income. The Bellingham business generated net sales of $70.0 million and $34.3 million, and operating income of $8.0 million and $3.9 million, for 1999 and 1998, respectively. The operating results of the Bellingham business are reflected as a component of Hexcel's Engineered Products business segment up to the date of disposal.

ACQUISITION OF THE CLARK-SCHWEBEL INDUSTRIAL FABRICS BUSINESS

     Hexcel acquired the industrial fabrics business of Clark-Schwebel on September 15, 1998. The business acquired from Clark-Schwebel is engaged in the manufacture and sale of high-quality fiberglass fabrics, which are used to make printed wiring boards for electronic equipment such as computers, cellular telephones, televisions and automobiles. This business also produces high-performance specialty products for use in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials. At the date of acquisition, Clark-Schwebel operated four manufacturing facilities in the southeastern U.S. and had approximately 1,300 full-time employees.

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures:

o a 43.6% share in Interglas, headquartered in Germany, together with fixed-price options to increase this equity interest to 84%. Hexcel's acquisition of the Interglas equity interest and related options was completed on December 23, 1998.

o a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan -- a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan.

o a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

     Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The exercise price of the options to increase the Company's equity interest in Interglas was significantly higher than their fair market value, and as a result, Hexcel allowed the options to expire unexercised on December 31, 1999.

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

     The acquisition of Clark-Schwebel's industrial fabrics business was completed pursuant to an asset purchase agreement dated July 25, 1998, as amended by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the business, other than certain excluded assets and liabilities, in exchange for $472.8 million in cash. Hexcel also agreed to lease $50.0 million of property, plant and equipment used in the acquired business from an affiliate of Clark-Schwebel, pursuant to a long-term lease with purchase options. Refer to "Financial Condition and Liquidity -- Financial Resources" for a discussion of acquisition financing.

     The above  acquisition  was  accounted  for under  the  purchase  method of accounting. Accordingly, the consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income, and cash flows include the financial position, results of operations and cash flows of the business acquired as of such date and for such period that this business was owned by Hexcel. Further discussion and analysis of the Company's business acquisitions is contained in Notes 1 and 3 to the accompanying consolidated financial statements.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL RESOURCES

     In connection with the acquisition of the industrial fabrics business of Clark-Schwebel on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Clark-Schwebel business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended in January 1999, August 1999, March 2000 and October 2000, to accommodate, among other things: (a) the planned sale of assets; (b) planned investments in additional manufacturing capacity for selected products; (c) the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants; (d) the sale by Ciba of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock held by them to the Investor Group; and (e) a restructuring of the ownership and capital structure of certain of the Company's European subsidiaries.

     The Senior Credit Facility, as amended, provides Hexcel with approximately $358 million of borrowing capacity, subject to certain limitations. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. As of December 31, 2000, the Company was in compliance with the financial covenants and other terms of the Senior Credit Facility, and expects to remain in compliance for the foreseeable future. However, given its financial leverage, the Company's continued
compliance with the financial covenants and other terms of the Senior Credit Facility could be adversely affected if its performance were to deteriorate as a result of a significant decline in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events.

     Hexcel completed the sale of its Bellingham aircraft interiors business on April 26, 2000, and used $111.6 million of net proceeds from the sale to repay outstanding term debt under the Senior Credit Facility. As of December 31, 2000, unused borrowing capacity under the Senior Credit Facility was approximately $135 million.

     Hexcel expects that the Senior Credit Facility will be sufficient to fund its worldwide operations for the foreseeable future. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million of term debt that is due for repayment in 2005.

     Further  discussion  of the Company's  financial  resources is contained in
Note 8 to the accompanying consolidated financial statements

OTHER FINANCIAL COMMITMENTS

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. It is anticipated that the first parts will be delivered to customers in 2001. As of December 31, 2000, Hexcel has made cash investments in these two joint ventures totaling $13.0 million, and has commitments to invest another $2.5 million and to provide additional loan guarantees of up to $13.7 million. These commitments are expected to be fulfilled in increments through 2002.

     As discussed below under "Market Risks - Currency Exchange Risks," in January 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $96.7 million. The purpose of these contracts is to hedge an equivalent amount of projected U.S. dollar receipts by two of the Company's European facilities, under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates.

     Mandatory redemption of Hexcel's 7.0% convertible subordinated debentures, due 2011, is scheduled to begin in 2002 through annual sinking fund requirements of $1.1 million in 2002 and $1.8 million in each year thereafter.

     In 1998, Hexcel entered into a $50.0 million capital lease for property, plant and equipment used in the acquired Clark-Schwebel business. The lease expires in September 2006 and includes various purchase options.

CAPITAL EXPENDITURES

     Capital expenditures were $39.6 million in 2000, compared with $35.6 million in 1999 and $66.5 million in 1998. The decrease in capital expenditures from 1998 to 1999 reflects reduced spending due to changing market conditions, the benefits from Hexcel's Lean Enterprise program, and a commitment by the Company to reduce its debt. During 1999 and 2000, the majority of the Company's capital expenditures have been directed toward: (a) process improvements intended to increase productivity and reduce costs; (b) manufacturing capacity additions for high-growth product applications, such as electronics, automotive and wind energy; and (c) environmental, safety and maintenance initiatives. The Company's capital expenditures are planned at a level of approximately $50 million in 2001, but actual spending will be carefully controlled against the outlook for the Company's markets.

ADJUSTED EBITDA, CASH FLOWS AND THE RATIO OF EARNINGS TO FIXED CHARGES

     2000: Earnings before business consolidation expenses, interest, taxes, depreciation and amortization, equity in earnings of and write-down of an investment in affiliated companies, and the gain from the sale of the Bellingham aircraft interiors business ("Adjusted EBITDA"), was $144.9 million for 2000.

Pro forma Adjusted EBITDA, giving effect to the sale of the Bellingham aircraft interiors business as if it had occurred at the beginning of 2000, was $144.0 million.

     Net cash provided by operating activities was $33.0 million, with the major sources of cash provided by net income, excluding the after-tax gain from the sale of the Bellingham business, of $10.2 million and non-cash depreciation and amortization of $58.7 million. However, these sources of operating cash flow were offset by $5.5 million of income from affiliated companies was non-cash, as was $5.1 million of income from the curtailment of a U.S. defined benefit retirement plan. In addition, increases in accounts receivable and inventories used a total of $24.7 million of cash.

     Net cash provided by investing activities was $68.8 million, reflecting net cash proceeds from the sale of the Bellingham business of $113.3 million, partially offset by $39.6 million of capital expenditures and $8.3 million of investments in joint venture affiliates in China and Malaysia. Net cash used for financing activities was $95.0 million, primarily because the net cash proceeds from the sale of the Bellingham business were used to reduce outstanding indebtedness under Hexcel's Senior Credit Facility.

     1999: Adjusted EBITDA for 1999 was $150.4 million. Pro forma Adjusted EBITDA, giving effect to the sale of the Bellingham business as if it had occurred at the beginning of 1999, was $141.3 million.

     Net cash provided by operating activities was $133.7 million, as $61.3 million of non-cash depreciation and amortization, a $20.0 million non-cash write-down of an investment in an affiliated company, $80.9 million of working capital reductions and $20.1 million of business consolidation expenses more than offset $23.3 million of net loss, $15.8 million of non-cash deferred income taxes, and cash used by all other operating activities. The decrease in working capital reflects lower levels of receivables and inventory due to aggressive working capital management, Hexcel's Lean Enterprise program and lower sales volumes.

     Net cash used for investing activities was $40.3 million, reflecting Hexcel's capital expenditures and investments in affiliated companies. Net cash used for financing activities was $99.5 million, reflecting net debt reduction and $11.0 million of debt issuance costs primarily pertaining to the issuance of the senior subordinated notes, due 2009.

     1998: Adjusted EBITDA for 1998 was $177.2 million. Pro forma Adjusted EBITDA, giving effect to the acquisition of the Clark-Schwebel business and the sale of the Bellingham business as if both these transactions had occurred at the beginning of 1998, was $203.1 million.

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

     A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for 2000, 1999 and 1998, as well as the ratio of earnings to fixed charges, is as follows:

--------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                2000             1999           1998
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $     54.2        $   (23.3)    $     50.4
Provision for (recovery of) income taxes                                     26.3             (1.7)          28.4
Interest expense                                                             68.7             73.9           38.7
Depreciation and amortization                                                58.7             61.3           47.5
Equity in earnings of and write-down of an investment in
  an affiliated company                                                      (5.5)            20.0           (0.5)
Other                                                                        (0.1)             0.1              -
--------------------------------------------------------------------------------------------------------------------
EBITDA                                                                      202.3            130.3          164.5
Business consolidation expenses                                              10.9             20.1           12.7
Gain on sale of Bellingham aircraft interiors business                      (68.3)               -              -
--------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                        $    144.9        $   150.4     $    177.2
--------------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                                           2.1x             0.7x           2.9x
--------------------------------------------------------------------------------------------------------------------

     The increase in the ratio of earnings to fixed charges from 1999 to 2000 primarily reflects the gain from the sale of the Bellingham business. The decrease in the ratio of earnings to fixed charges from 1998 to 1999 reflects Hexcel's lower operating income, higher interest costs and business consolidation expenses. The ratio of earnings to fixed charges is equal to net income (loss), excluding income taxes and interest expense, divided by interest expense. Interest expense includes approximately one-third of the Company's rental expense.


BUSINESS CONSOLIDATION PROGRAMS

     As a result of four substantial business acquisitions from 1996 through 1998, and the need to respond to significant changes in commercial aerospace and space and defense markets, Hexcel initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs has been to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for the manufacture of certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

     Key initiatives under the three business consolidation programs have been:

o Rationalizing manufacturing activities and eliminating excess capacity by moving and requalifying certain production processes, closing manufacturing plants and vacating some leased facilities.

o Consolidating manufacturing, research, and marketing and administrative functions into single global business units, in order to create centers of technical excellence, improve customer service and eliminate redundant functions.

o        Disposing of non-core assets.

     As of December 31, 2000, Hexcel has closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions in connection with these business consolidation programs.

     All of the business consolidation activities initiated in 1996 and 1998 had been completed as of December 31, 2000, although cash expenditures relating to accrued severance will continue to be paid through 2001. A portion of the business consolidation activities initiated in September 1999 have been completed, including the consolidation of certain production processes, the vacating of certain leased facilities, and the consolidation into one location of the U.S. marketing, research and administrative functions of Hexcel's composite materials business. However, the reorganization of certain manufacturing activities will not be completed until 2001 or early in 2002, in accordance with the Company's business consolidation plans.

     In the fourth quarter of 2000, Hexcel added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities - one in Lancaster, Ohio and another in Gilbert, Arizona. The manufacturing output from these two plants will now be produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah. These actions, which are expected to be completed in early 2002, will result in the elimination of an additional 79 thousand square feet of manufacturing space and 60 manufacturing positions.

     As of December 31, 2000, future expenses to be recognized and cash expenditures to be made for all remaining business consolidation activities are estimated at $3.6 million and $5.6 million, respectively.

     Business consolidation activities for the three years ending December 31, 2000, consisted of the following:

------------------------------------------------- --------------- ---------------- ------------ --------------
                                                     EMPLOYEE         FACILITY &
                                                    SEVERANCE &       EQUIPMENT
(IN MILLIONS)                                       RELOCATION       RELOCATION          OTHER          TOTAL
------------------------------------------------- --------------- ---------------- ------------ --------------
BALANCE AS OF JANUARY 1, 1998                       $     9.7   $         2.0   $         0.5   $      12.2
Business consolidation expenses:
   Current period expenses                                3.3             9.6             6.3          19.2
   Reversal of 1997 expenses                             (6.5)              -               -          (6.5)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
   Net business consolidation expenses                   (3.2)            9.6             6.3          12.7
Cash expenditures                                        (1.2)           (6.3)           (1.2)         (8.7)
Non-cash usage, including asset write-downs               0.5            (2.9)           (5.6)         (8.0)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 1998                           5.8             2.4               -           8.2
Business consolidation expenses                           5.1            15.0               -          20.1
Cash expenditures                                        (6.7)           (2.8)              -          (9.5)
Non-cash usage, including asset write-downs              (0.7)          (14.0)              -         (14.7)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 1999                           3.5             0.6               -           4.1
Business consolidation expenses:
   Current period expenses                                3.7            10.6               -          14.3
   Reversal of 1999 expenses                             (0.3)           (3.1)              -          (3.4)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
   Net business consolidation expenses                    3.4             7.5               -          10.9
Cash expenditures                                        (3.9)           (7.9)              -         (11.8)
Non-cash items:
    Reversal of 1999 business consolidation
     expenses                                               -             3.1               -           3.1
    Other non-cash usage, including
       asset write-downs                                 (0.6)           (3.0)              -          (3.6)
----------------------------------------------------- --------- ---- ---------- ---- ---------- --- ----------
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
    Total non-cash items                                 (0.6)            0.1               -          (0.5)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 2000                     $     2.4    $        0.3   $           -   $       2.7
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------

     In 1998, Hexcel reversed $6.5 million of accrued business consolidation expenses relating to employee severance. From 1996 through 1998, during the implementation of certain business consolidation initiatives, Hexcel experienced significant increased business volume in its commercial aerospace market, which enabled Hexcel to reassign employees who would have otherwise been terminated.
As a result, the actual number of employees terminated were fewer than anticipated, and Hexcel no longer required the full amount of its business consolidation employee severance accrual.

     As part of a business consolidation program, Hexcel disposed of its operations in Brindisi, Italy (the "Italian Operations") in 1999. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Hexcel recorded a charge of $5.6 million in 1998 for an asset impairment related to its Italian Operations, which was included in business consolidation expenses. The estimate of fair value used in determining the impairment charge was based on offers received from interested buyers. The Italian Operations was disposed of for net proceeds that approximated amounts accrued and was accounted for under the Company's Engineered Products business segment. Financial operating results for this business were not material to the Company's consolidated financial statements.

     In the second quarter of 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistics protection products. Based on these improved market conditions, which were expected to continue beyond 2000, and a manufacturing capacity review, the Company concluded to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision to not proceed to consolidate production, the Company reversed a total of $3.4 million of business consolidation expenses that were previously recognized in 1999, including $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.


MARKET RISKS

     As a result of its global operating and financing activities, Hexcel is exposed to various market risks that may affect its results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest the Company must pay on certain variable-rate debt, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company's primary currency exposures are in Europe, where the Company has significant business activities. To a lesser extent, the Company is also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum and certain chemicals.

     Hexcel attempts to net individual exposures on a consolidated basis, when feasible, to take advantage of natural offsets. In addition, the Company employs an interest rate cap agreement and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading purposes.

INTEREST RATE RISKS

     Hexcel's long-term debt bears interest at both fixed and variable rates. As a result, the Company's results of operations are affected by interest rate changes on its variable rate debt. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, net income for 2000 of $54.2 million would have been $56.8 million and $52.5 million, respectively.

     In order to partially mitigate interest rate risks, in 1998 Hexcel entered into a five-year interest rate cap agreement. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. In addition, on January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009. Net proceeds of approximately $231 million from this offering were used to redeem variable rate amounts owed under the Senior Credit Facility. As of December 31, 2000, the fair value of the interest rate cap agreement was not material to the Company's consolidated financial position, and management does not expect that gains or losses under this agreement will be material to the Company's consolidated results of operations or cash flows.

CURRENCY EXCHANGE RISKS

     Hexcel has significant business activities in Europe. The Company operates seven manufacturing facilities in Europe which generated approximately 38% of 2000 net sales. The Company's European business activities primarily involve three major currencies - the U.S. dollar, the British pound, and the Euro. The Company also conducts business or has joint venture investments in Japan, China, Malaysia, Australia and Brazil, and sells products to customers throughout the world. The majority of the Company's transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company's exposure to short-term currency fluctuations involving these countries. However, the value of the Company's investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company's ability to profitably compete in international markets.

     Hexcel attempts to net individual currency positions at its various European operations on a consolidated basis, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions. Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. As of December 31, 2000, the aggregate fair value of outstanding foreign currency forward exchange contracts was not material to the Company's consolidated financial position, and management does not expect that gains or losses on these contracts will be material to the Company's consolidated results of operations or cash flows.

     In January 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $96.7 million. The purpose of these contracts is to hedge an equivalent amount of projected U.S. dollar receipts by two of the Company's European facilities, under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. Assuming a 10% increase in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would constitute a $9.7 million asset of the Company. Alternatively, assuming a 10% decrease in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would represent a $9.7 million liability of the Company.

COMMODITY PRICE RISKS

     Certain raw materials and operating supplies used by Hexcel are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on the Company's results of operations in the event of significant price changes are electricity, natural gas, aluminum and certain chemicals. The Company attempts to minimize the impact of commodity price risk, when feasible, by entering into supply agreements that specify raw material prices or limit price increases for a reasonable period of time. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

OTHER RISKS

     As of December 31, 2000, the aggregate fair values of the Company's senior subordinated notes, due 2009, convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were $211.2 million, $99.5 million and $17.9 million, respectively. The convertible debt securities are convertible into Hexcel common stock at a price of $15.81 and $30.72 per share, respectively. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Due to the conversion feature in these debt securities, fair values are subject to fluctuations based on the value of the Company's stock and the Company's credit rating, as well as changes in interest rates for debt securities with similar terms.

     Assuming that all other factors remain constant, the fair values of Hexcel's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, would be approximately $109.5 million and $19.7 million, respectively, assuming a 10% favorable change in the market price of the Company's stock, and $89.6 million and $16.1 million, respectively, assuming a 10% unfavorable change in market price.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue, and provides guidance for disclosures related to revenue recognition policies. Based on a review of Hexcel's revenue recognition policies and practices and a review of the provisions of SAB 101, management concluded that SAB 101 did not have a material effect on the Company's previously reported financial results.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Hexcel adopted SFAS 133 effective January 1, 2001. The adoption of this accounting standard did not have a material effect on the Company's consolidated financial position or results of operations as of the date of adoption. The foreign currency forward exchange contracts entered into in January 2001, for an aggregate notional amount of $96.7 million, which are described above, will be measured at fair value and reported as assets or liabilities in subsequent financial statements of the Company.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will," and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2001 and beyond; (d) expectations regarding the demand for electronics fabrics used in multi-layer printed wiring boards, as well as future industry capacity utilization and pricing trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2000; (h) expectations regarding manufacturing productivity, operating margins and Adjusted EBITDA, including the estimated cost reductions and other benefits of the Company's business consolidation programs and Lean

Enterprise initiatives; (i) estimates of the timing, expenses and cash expenditures required to complete the September 1999 business consolidation program; (j) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (k) expectations regarding working capital trends and capital expenditures; (l) the availability and sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2001; and (m) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.

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


CONSOLIDATED FINANCIAL STATEMENTS

Description                                                                                                    Page
------------------------------------------------------------------------------------------------------------ ---------
Management Responsibility for Consolidated Financial Statements                                                 56
Report of Independent Accountants                                                                               57
Consolidated Financial Statements:
   Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 58
   Consolidated Statements of Operations for each of the three years ended December 31, 2000                    59
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
      for each of the three years ended December 31, 2000                                                       60
   Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000                    61
   Notes to the Consolidated Financial Statements                                                           62 - 84

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


/S/ STEPHEN C. FORSYTH
Stephen C. Forsyth
CHIEF FINANCIAL OFFICER


/S/ KIRK G. FORBECK
Kirk G. Forbeck
CHIEF ACCOUNTING OFFICER

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Hexcel Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 3l, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
January 18, 2001


HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETs
AS OF DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                    2000                 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $         5.1       $          0.2
  Accounts receivable                                                                  150.3                158.6
  Inventories                                                                          155.4                153.7
  Prepaid expenses and other assets                                                      5.5                  5.1
  Deferred tax asset                                                                     9.7                 10.2
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                326.0                327.8
Net property, plant and equipment                                                      359.7                392.1
Goodwill and other purchased intangibles, net of accumulated
   amortization of $36.1 in 2000 and $24.9 in 1999                                     391.7                411.2
Investments in affiliated companies and other assets                                   134.0                130.8
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $     1,211.4       $      1,261.9
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations            $        22.1       $         34.3
  Accounts payable                                                                      69.4                 80.3
  Accrued compensation and benefits                                                     47.4                 38.4
  Accrued interest                                                                      17.6                 19.1
  Other accrued liabilities                                                             41.4                 38.4
--------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                            197.9                210.5


Long-term notes payable and capital lease obligations                                  627.1                712.5
Indebtedness to a related party                                                         24.4                 24.1
Other non-current liabilities                                                           46.3                 44.7
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                   895.7                991.8
--------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (see accompanying notes)

Stockholders' equity:
    Preferred stock, no par value, 20.0 shares of stock authorized,
        no stock issued or outstanding in 2000 and 1999                                    -                    -
   Common stock, $0.01 par value, 100.0 shares of stock authorized,
       shares of stock issued and outstanding of 38.0 in 2000 and 37.4 in 1999           0.4                  0.4
    Additional paid-in capital                                                         280.7                273.6
    Retained earnings                                                                   65.8                 11.6
    Accumulated other comprehensive loss                                               (20.0)                (4.8)
--------------------------------------------------------------------------------------------------------------------
                                                                                       326.9                280.8
  Less- Treasury stock, at cost, 0.9 shares in 2000 and 0.8 in 1999                    (11.2)               (10.7)
--------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           315.7                270.1
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $     1,211.4       $      1,261.9
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                           2000          1999            1998
---------------------------------------------------------------------------------------------------------------------
Net sales                                                               $   1,055.7    $  1,151.5      $  1,089.0

Cost of sales                                                                 824.3         909.0           817.7
---------------------------------------------------------------------------------------------------------------------

Gross margin                                                                  231.4         242.5           271.3

Selling, general and administrative expenses                                  123.9         128.7           117.9
Research and technology expenses                                               21.2          24.8            23.7
Business consolidation expenses                                                10.9          20.1            12.7
---------------------------------------------------------------------------------------------------------------------

Operating income                                                               75.4          68.9           117.0

Gain on sale of Bellingham aircraft interiors business                         68.3             -               -
Interest expense                                                               68.7          73.9            38.7
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                              75.0          (5.0)           78.3
Provision for (recovery of) income taxes                                       26.3          (1.7)           28.4
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings                                        48.7          (3.3)           49.9
Equity in earnings of and write-down of an investment in
  affiliated companies                                                          5.5         (20.0)            0.5
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $     54.2     $   (23.3)     $     50.4
---------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
  Basic                                                                  $     1.47     $   (0.64)     $     1.38
  Diluted                                                                $     1.32     $   (0.64)     $     1.24

Weighted average shares:
  Basic                                                                        36.8          36.4            36.7
  Diluted                                                                      45.7          36.4            45.7
---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------- --------------
                                   COMMON STOCK
                              ---------------------  RETAINED      ACCUMULATED
                                         ADDITIONAL  EARNINGS         OTHER                   TOTAL
                                          PAID-IN  (ACCUMULATED  COMPREHENSIVE   TREASURY   STOCKHOLDERS'   COMPREHENSIVE
(IN MILLIONS)                   PAR       CAPITAL     DEFICIT)     INCOME (LOSS)   SHARES      EQUITY         INCOME (LOSS)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1998       $ 0.4   $    266.8    $  (15.5)     $  (1.1)      $ (0.7)     $    249.9

 Net income                                              50.4                                      50.4         $   50.4
 Currency translation
  adjustment                                                           7.4                          7.4              7.4
                                                                                                             --------------
   Comprehensive income                                                                                             57.8
                                                                                                             --------------
 Activity under stock plans                   4.6                                                   4.6
 Conversion of senior
  subordinated notes                          0.1                                                   0.1
 Treasury stock purchased                                                         (10.0)          (10.0)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998       0.4        271.5        34.9          6.3        (10.7)          302.4

 Net loss                                               (23.3)                                    (23.3)            23.3)
 Currency translation
  adjustment                                                         (11.1)                       (11.1)           (11.1)
                                                                                                             --------------
   Comprehensive loss                                                                                              (34.4)
                                                                                                             --------------
 Activity under stock plans                   2.1                                                   2.1
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999       0.4        273.6        11.6         (4.8)       (10.7)      $   270.1

 Net income                                              54.2                                      54.2             54.2
 Currency translation
  adjustment                                                         (10.2)                       (10.2)           (10.2)
 Minimum pension obligation                                           (5.0)                        (5.0)            (5.0)
                                                                                                             --------------
   Comprehensive income                                                                                          $  39.0
                                                                                                             --------------
 Activity under stock plans                   7.1                                                   7.1
 Treasury stock purchased                                                          (0.5)           (0.5)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000     $ 0.4   $    280.7    $   65.8      $ (20.0)      $(11.2)     $    315.7
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.


HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                              2000             1999              1998
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $     54.2      $    (23.3)        $    50.4
  Reconciliation to net cash provided by operations:
   Depreciation                                                             45.6            47.9              37.4
   Amortization                                                             13.1            13.4              10.1
   Deferred income taxes                                                     8.6           (15.8)              6.9
   Gain on sale of Bellingham aircraft interiors business                  (68.3)              -                 -
   Business consolidation expenses                                          10.9            20.1              12.7
   Business consolidation payments                                         (11.8)           (9.5)             (8.7)
   Equity in earnings and write-down of an investment in
      affiliated companies                                                  (5.5)           20.0              (0.5)
   Gain on curtailment of pension plan                                      (5.1)              -                 -
   Changes in assets and liabilities, net of effects of
acquisitions:
     Decrease (increase) in accounts receivable                             (7.7)           16.1              18.2
     Decrease (increase) in inventories                                    (17.0)           49.0              (9.3)
     Decrease (increase) in prepaid expenses and other assets               (0.4)            1.5              (2.9)
     Increase (decrease) in accounts payable and accrued                    10.7            11.9             (17.1)
liabilities
     Changes in other non-current assets and long-term liabilities           5.7             2.4              (3.4)
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                33.0           133.7              93.8
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (39.6)          (35.6)            (66.5)
  Proceeds from sale of Bellingham aircraft interiors business             113.3               -                 -
  Proceeds from sale of other assets                                         3.4               -                 -
  Cash paid for business acquisitions                                          -               -            (472.8)
  Investments in affiliated companies                                       (8.3)           (4.7)             (1.3)
  Dividends received from affiliated companies                                 -               -               1.4
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities                     68.8           (40.3)           (539.2)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit facilities                                           96.2            37.7             726.0
  Repayments of credit facilities                                          (66.7)         (349.6)           (266.3)
  Proceeds from issuance of long-term debt                                     -           240.0               0.3
  Repayments of long-term debt                                            (126.0)          (18.0)             (1.8)
  Debt issuance costs                                                       (0.9)          (11.0)            (10.3)
  Purchase of treasury stock                                                (0.5)              -             (10.0)
  Activity under stock plans                                                 2.9             1.4               2.8
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities                    (95.0)          (99.5)            440.7
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                (1.9)           (1.2)              3.2
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         4.9            (7.3)             (1.5)
Cash and cash equivalents at beginning of year                               0.2             7.5               9.0
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $      5.1      $      0.2         $     7.5
-----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company"), after elimination of intercompany transactions and accounts. Investments in companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for using the equity method.

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

     As discussed in Notes 2 and 3, Hexcel sold its Bellingham aircraft interiors business on April 26, 2000, and it acquired the industrial fabrics business of Clark-Schwebel, Inc. and its subsidiaries ("Clark-Schwebel") on September 15, 1998. The Clark-Schwebel acquisition was accounted for under the purchase method of accounting. As a result of these transactions, the accompanying consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income, and cash flows include the financial position, results of operations and cash flows of these businesses as of such dates and for such periods that these businesses were owned by Hexcel.

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

GOODWILL AND OTHER PURCHASED INTANGIBLES

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of the net assets of the businesses acquired, and other purchased intangibles are amortized on a straight-line basis over estimated economic lives, which are as follows:

  Goodwill from the acquisition of the Clark-Schwebel business          40 years
  Other goodwill                                                        20 years
  Other purchased intangibles                                           15 years

     The realizability of goodwill, intangibles and other long-term assets is evaluated periodically when events or circumstances indicate that the carrying amount of an asset might not be recoverable. Management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

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

CURRENCY TRANSLATION

     The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "stockholders' equity." Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the accompanying consolidated statements of operations and were not material to Hexcel's consolidated results of operations in 2000, 1999 or 1998.

REVENUE RECOGNITION

     Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally on the date of shipment. Revenues derived from design, installation and support services are recognized when the service is provided, or alternatively, when the product to which the service relates is delivered to the customer. The Company accrues for warranty costs and other sales allowances based on its experience.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 33% and 38% of the Company's 2000 and 1999 net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2000 and 1999, the allowance for doubtful accounts was $7.1 and $6.0, respectively. Bad debt expense was $0.6, $0.7 and $0.8 in 2000, 1999 and 1998, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     Hexcel employs an interest rate cap agreement and foreign currency forward exchange contracts in the management of its interest rate and currency exchange exposures. The Company has designated its interest rate cap agreement against a specific debt instrument and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from foreign currency forward exchange contracts are recognized in income (loss) as offsets to gains and losses resulting from the underlying hedged transaction. The Company does not use financial instruments for trading purposes.

     Hexcel adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, effective January 1, 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations as of the date of adoption.

RECLASSIFICATIONS

     Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2000 presentation.


NOTE 2 - GAIN ON SALE OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

     On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3. The sale resulted in a pre-tax gain of $68.3 or an after-tax gain of approximately $44 ($0.97 per diluted share.) Net proceeds from the sale were used to repay $111.6 of outstanding term debt under the Company's senior credit facility. The consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the Engineered Products business segment up to the date of disposal. Net sales and operating income for the Bellingham business were as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           2000             1999              1998
---------------------------------------------------------------- ----------------- ---------------- -----------------
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------
Net sales                                                          $       18.9      $      70.0       $      34.3
Operating income                                                            0.6              8.0               3.9
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------


NOTE 3 - BUSINESS ACQUISITION

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

     As part of this acquisition, Hexcel also acquired Clark-Schwebel's equity ownership interests in the following three joint ventures:

o a 43.6% share in Interglas Technologies AG, formerly CS-Interglas AG ("Interglas"), headquartered in Germany, together with fixed price options to increase this equity interest to 84%. Hexcel's acquisition of this investment was completed on December 23, 1998;

o a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan -- a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and

o a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States.

     Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications. The exercise price of the options to increase the equity interest in Interglas was significantly higher than their fair market value, and as a result, Hexcel allowed the options to expire unexercised on December 31, 1999.

     The acquisition of Clark-Schwebel's industrial fabrics business was completed pursuant to an asset purchase agreement dated July 25, 1998, as amended by and among Hexcel, Stamford CS Acquisition Corp., and Clark-Schwebel (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, Hexcel acquired the net assets of the business, other than certain excluded assets and liabilities, in exchange for $472.8 in cash. The assets acquired and the liabilities assumed or incurred were:

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

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma net sales, net income and diluted net income per share of Hexcel for the year ended December 31, 1998, giving effect to the acquisition of the Clark-Schwebel business as if it had occurred at the beginning of 1998, were $1,234.8, $49.5 and $1.22, respectively.

NOTE 4 - BUSINESS CONSOLIDATION PROGRAMS

     As a result of four substantial business acquisitions from 1996 through 1998, and the need to respond to significant changes in commercial aerospace and space and defense markets, Hexcel initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs has been to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for the manufacture of certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

     Key initiatives under the three business consolidation programs have been:

o Rationalizing manufacturing activities and eliminating excess capacity by moving and requalifying certain production processes, closing manufacturing plants and vacating some leased facilities.

o Consolidating manufacturing, research, and marketing and administrative functions into single global business units, in order to create centers of technical excellence, improve customer service and eliminate redundant functions.

o    Disposing of non-core assets.

     As of December 31, 2000, Hexcel has closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions in connection with these business consolidation programs.

     All of the business consolidation activities initiated in 1996 and 1998 had been completed as of December 31, 2000, although cash expenditures relating to accrued severance will continue to be paid through 2001. A portion of the business consolidation activities initiated in September 1999 have been completed, including the consolidation of certain production processes, the vacating of certain leased facilities, and the consolidation into one location of the U.S. marketing, research and administrative functions of Hexcel's composite materials business. However, the reorganization of certain manufacturing activities will not be completed until 2001 or early in 2002, in accordance with the Company's business consolidation plans.

     In the fourth quarter of 2000, Hexcel added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities - one in Lancaster, Ohio and another in Gilbert, Arizona. The manufacturing output from these two plants will now be produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah. These actions, which are expected to be completed in early 2002, will result in the elimination of an additional 79 thousand square feet of manufacturing space and 60 manufacturing positions.

     Business consolidation activities for the three years ending December 31, 2000, consisted of the following:

------------------------------------------------- --------------- ---------------- -------------- --------------
                                                     EMPLOYEE        FACILITY &
                                                    SEVERANCE &      EQUIPMENT
                                                    RELOCATION       RELOCATION         OTHER          TOTAL
------------------------------------------------- --------------- ---------------- -------------- --------------
BALANCE AS OF JANUARY 1, 1998                       $     9.7   $         2.0     $       0.5   $      12.2
Business consolidation expenses:
   Current period expenses                                3.3             9.6             6.3          19.2
   Reversal of 1997 expenses                             (6.5)              -               -          (6.5)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
   Net business consolidation expenses                   (3.2)            9.6             6.3          12.7
Cash expenditures                                        (1.2)           (6.3)           (1.2)         (8.7)
Non-cash usage, including asset write-downs               0.5            (2.9)           (5.6)         (8.0)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 1998                           5.8             2.4               -           8.2
Business consolidation expenses                           5.1            15.0               -          20.1
Cash expenditures                                        (6.7)           (2.8)              -          (9.5)
Non-cash usage, including asset write-downs              (0.7)          (14.0)              -         (14.7)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 1999                           3.5             0.6               -           4.1
Business consolidation expenses:
   Current period expenses                                3.7            10.6               -          14.3
   Reversal of 1999 expenses                             (0.3)           (3.1)              -          (3.4)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
   Net business consolidation expenses                    3.4             7.5               -          10.9
Cash expenditures                                        (3.9)           (7.9)              -         (11.8)
Non-cash items:
    Reversal of 1999 business consolidation
     expenses                                               -             3.1               -           3.1
    Other non-cash usage, including
     asset write-downs                                   (0.6)           (3.0)              -          (3.6)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
    Total non-cash items                                 (0.6)            0.1               -          (0.5)
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------
BALANCE AS OF DECEMBER 31, 2000                     $     2.4    $        0.3   $           -   $       2.7
------------------------------------------------- --- --------- ---- ---------- ---- ---------- --- ----------

     In 1998, Hexcel reversed $6.5 of accrued business consolidation expenses relating to employee severance. From 1996 through 1998, during the implementation of certain business consolidation initiatives, Hexcel experienced significant increased business volume in its commercial aerospace market, which enabled Hexcel to reassign employees who would have otherwise been terminated.
As a result, the actual number of employees terminated were fewer than anticipated, and Hexcel no longer required the full amount of its business consolidation employee severance accrual.

     As part of a business consolidation program, Hexcel disposed of its operations in Brindisi, Italy (the "Italian Operations") in 1999. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Hexcel recorded a charge of $5.6 in 1998 for an asset impairment related to its Italian Operations, which was included in business consolidation expenses. The estimate of fair value used in determining the impairment charge was based on offers received from interested buyers. The Italian Operations was disposed of for net proceeds that approximated amounts accrued and was accounted for under the Company's Engineered Products business segment. Financial operating results for this business were not material to Hexcel's consolidated financial statements.

     In the second quarter of 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products. Based on these improved market conditions, which were expected to continue beyond 2000, and a manufacturing capacity review, the Company concluded to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision to not proceed to consolidate production, the Company reversed a total of $3.4 of business consolidation expenses that were previously recognized in 1999, including $3.1 in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

NOTE 5 - INVENTORIES
---------------------------------------------------------------------------------------------------------------------
                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                                     $         74.5      $       55.5
Work in progress                                                                            45.2              47.8
Finished goods                                                                              35.7              50.4
---------------------------------------------------------------------------------------------------------------------
Inventories                                                                       $        155.4      $      153.7
---------------------------------------------------------------------------------------------------------------------


NOTE 6 - NET PROPERTY, PLANT AND EQUIPMENT

---------------------------------------------------------------------------------------------------------------------
                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------
Land                                                                              $         23.9    $         21.8
Buildings                                                                                  135.1             152.7
Equipment                                                                                  456.3             440.0
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                              615.3             614.5
Less accumulated depreciation                                                             (255.6)           (222.4)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                 $        359.7    $        392.1
---------------------------------------------------------------------------------------------------------------------


NOTE 7 - INVESTMENTS IN AFFILIATED COMPANIES AND OTHER ASSETS

---------------------------------------------------------------------------------------------------------------------
                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies                                               $         72.1    $         58.7
Deferred tax asset                                                                          29.5              37.2
Deferred debt financing costs, net of accumulated amortization of
  $8.7 and $5.0 as of December 31, 2000 and 1999, respectively                              16.7              19.2
Other assets                                                                                15.7              15.7
---------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies and other assets                              $        134.0    $        130.8
---------------------------------------------------------------------------------------------------------------------

INVESTMENTS IN AFFILIATED COMPANIES

     In 1999, Hexcel, Boeing and Aviation Industries of China formed a joint venture, BHA Aero Composite Parts Co., Ltd., to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd., with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. It is anticipated that the first parts will be delivered to customers in 2001. For the years ended December 31, 2000 and 1999, Hexcel made cash equity investments totaling $8.3 and $4.7, respectively, in these two joint ventures. As of December 31, 2000, Hexcel has aggregate commitments to these joint ventures to invest another $2.5 and to provide additional loan guarantees of up to $13.7. These commitments are expected to be fulfilled in increments through 2002.

     As discussed in Note 3, the Company owns equity interests in three joint ventures: a 43.6% share in Interglas; a 43.3% share in Asahi-Schwebel; and a 50.0% share in CS Tech-Fab. These joint ventures produce and sell fiberglass fabric and other non-woven materials. In the third quarter of 1999, the Company wrote down its investment in Interglas by $20.0 to its estimated fair market value. The write-down was the result of management's decision to allow its fixed-price options to increase its equity investment in Interglas, from 43.6% to 84%, to expire unexercised, and an assessment that an other-than-temporary decline in the investment had occurred due to its deteriorating financial condition. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws on the Company's ability to realize the tax benefit.

     Lastly, Hexcel owns a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Hexcel is contingently liable to pay DIC up to $4.5 with respect to DHL's bank debt.

NOTE 8 - NOTES PAYABLE

---------------------------------------------------------------------------------------------------------------------
                                                                                             2000            1999
---------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                               $       211.9    $      303.0
European credit and overdraft facilities                                                      13.7            14.8
Senior subordinated notes, due 2009                                                          240.0           240.0
Convertible subordinated notes, due 2003                                                     114.4           114.4
Convertible subordinated debentures, due 2011                                                 25.6            25.6
Various notes payable                                                                          0.3             0.4
---------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                          605.9           698.2
Capital lease obligations                                                                     43.3            48.6
Senior subordinated notes payable to a related party, net of unamortized
  discount of $0.6 and $0.9 as of December 31, 2000 and 1999, respectively                    24.4            24.1
---------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to a related party                                                   $       673.6    $      770.9
---------------------------------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term liabilities                        $        22.1    $       34.3
Long-term notes payable and capital lease obligations, less current maturities               627.1           712.5
Indebtedness to a related party                                                               24.4            24.1
---------------------------------------------------------------------------------------------------------------------
Total notes payable, capital lease obligations and
   indebtedness to a related party                                                   $       673.6    $      770.9
---------------------------------------------------------------------------------------------------------------------

SENIOR CREDIT FACILITY

     In connection with the acquisition of the Clark-Schwebel business on September 15, 1998, Hexcel obtained a new global credit facility (the "Senior Credit Facility") to: (a) fund the purchase of the Clark-Schwebel business; (b) refinance the Company's existing revolving credit facility; and (c) provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility was subsequently amended in January 1999, August 1999, March 2000 and October 2000, to accommodate, among other things: (a) the planned sale of assets; (b) planned investments in additional manufacturing capacity for selected products; (c) the impact of the decline in the Company's operating results in the second half of 1999 on certain financial covenants; (d) the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company; and (e) a restructuring of the ownership and capital structure of certain of the Company's European subsidiaries.

     The Senior Credit Facility, as amended, provides Hexcel with approximately $358 of borrowing capacity, subject to certain limitations. The Senior Credit
Facility is secured by a pledge of shares of certain of the Company's subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. Unused borrowing capacity under the Senior Credit Facility was approximately $135 on December 31, 2000. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 of term loans that are due for repayment in 2005.

     Since March 2000, interest on outstanding borrowings under the Senior Credit Facility has ranged from 0.75% to 3.00% in excess of the applicable London interbank rate, or at the option of the Company, from 0.0% to 2.00% in excess of the base rate of the administrative agent for the lenders. From January 1998 through March 2000, the upper limits of these interest ranges averaged 2.50% and 1.50%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee ranging from approximately 0.20% to 0.50% per annum of the total facility. As of December 31, 2000 and 1999, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 of the Senior Credit Facility, providing a maximum fixed rate of 5.5% on the applicable London interbank rate.

EUROPEAN CREDIT AND OVERDRAFT FACILITIES

     In addition to the Senior Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local lenders. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The interest rates on these credit and overdraft facilities for the years ended December 31, 2000, 1999 and 1998 ranged from 3.0% to 6.6% per annum.

SENIOR SUBORDINATED NOTES, DUE 2009

     On January 21, 1999, the Company issued $240.0 of 9.75% senior subordinated notes, due 2009. The senior subordinated notes are general unsecured obligations of Hexcel. Net proceeds from the issuance of these notes were used to repay amounts owed under the Senior Credit Facility.

CONVERTIBLE SUBORDINATED NOTES, DUE 2003

     The convertible subordinated notes carry an annual interest rate of 7.0%, are due in 2003 and are convertible into Hexcel common stock at a conversion price of $15.81 per share, subject to adjustment under certain conditions. The convertible subordinated notes are redeemable, in whole or in part, at the option of Hexcel at a price equal to 100.0% of the outstanding principal amount.

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

SENIOR SUBORDINATED NOTES PAYABLE TO A RELATED PARTY

     The senior subordinated notes payable to a related party are general unsecured obligations payable to certain subsidiaries of Ciba Specialty Chemicals Holding, Inc. (collectively, "Ciba"). Prior to February 1999, these notes bore interest at a rate of 7.5% per annum. Effective February 1999, interest on these notes was increased to a rate of 10.5% per annum, a rate which increases by 0.5% per annum each February thereafter until the notes mature in 2003. The average interest rate on these notes was 11.0% in 2000, 10.25% in 1999, and 7.75% in 1998.

AGGREGATE MATURITIES OF NOTES PAYABLE AND INDEBTEDNESS TO A RELATED PARTY

     The table below reflects aggregate maturities of notes payable and indebtedness to a related party:

Payable during years ending December 31:
------------------------------------------------------------------------------- -----------------
2001                                                                              $       16.7
2002                                                                                       9.7
2003                                                                                     149.5
2004                                                                                     135.9
2005                                                                                      59.5
2006 and thereafter                                                                      259.0
------------------------------------------------------------------------------- ---- ------------
Total notes payable and indebtedness to a related party                           $      630.3
------------------------------------------------------------------------------- ---- ------------

ESTIMATED FAIR VALUES OF NOTES PAYABLE

     The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2000 and 1999 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The aggregate fair values of the Company's other notes payable are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------
Senior subordinated notes, due 2009                                               $        211.2    $        205.2
Convertible subordinated notes, due 2003                                                    99.5              80.1
Convertible subordinated debentures, due 2011                                               17.9              18.5
---------------------------------------------------------------------------------------------------------------------

     The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value.


NOTE 9 - LEASING ARRANGEMENTS

     Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2000 and 1999, were:

---------------------------------------------------------------------------------------------------------------------
                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                     $         62.0      $       63.0
Less accumulated depreciation                                                              (22.2)            (15.0)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                 $         39.8      $       48.0
---------------------------------------------------------------------------------------------------------------------

Capital lease obligations                                                         $         43.3      $       48.6
Less current maturities                                                                     (5.3)             (5.1)
---------------------------------------------------------------------------------------------------------------------
Long-term capital lease obligations, net                                          $         38.0      $       43.5
---------------------------------------------------------------------------------------------------------------------

     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $7.0 in 2000, $9.4 in 1999 and $8.2 in 1998.

     Future minimum lease payments as of December 31, 2000 were:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          TYPE OF LEASE
                                                                                   ---------------- -----------------
Payable during years ending December 31:                                                CAPITAL         OPERATING
-----------------------------------------------
                                                                                   --- ------------ ---- ------------
2001                                                                                 $      8.5        $      4.8
2002                                                                                        8.5               3.9
2003                                                                                        8.2               2.8
2004                                                                                        8.4               2.1
2005                                                                                        8.3               1.9
2006 and thereafter                                                                         6.9               4.0
---------------------------------------------------------------------------------- --- ------------ ---- ------------
Total minimum lease payments                                                         $     48.8        $     19.5
---------------------------------------------------------------------------------- --- ------------ ---- ------------

     Total minimum capital lease payments include $5.5 of imputed interest.

NOTE 10 - RELATED PARTIES

CHANGE IN CONTROL

     On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Investor Group") completed a previously announced purchase of approximately 14.5 of the approximately 18 shares of Hexcel common stock owned by Ciba. The shares acquired by the Investor Group represent approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Investor Group has the right to, among other things, designate three directors to sit on the Company's ten-member board of directors.

     As a result of this transaction, Ciba's ownership of Hexcel common stock was reduced to approximately 3.5 shares. In addition, the governance agreement between Ciba and Hexcel, which gave Ciba the right to designate four directors to sit on the Company's board, terminated. Ciba has stated that its investment in Hexcel is non-strategic and that it will explore options for the future disposition of its remaining interest in the Company.

     Hexcel incurred $2.2 of costs in connection with this transaction, all of which were expensed to "selling, general, and administrative expenses" during the fourth quarter of 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan. Under the terms of the Company's various stock option and management incentive plans, the transaction constituted a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The Chief Executive Officer waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately
1.3 stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000.

     In addition, due to the change in control event, shares of the Company's common stock underlying a total of approximately 0.8 restricted stock units and performance accelerated restricted stock units (collectively, "stock units") were distributed. However, the Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances.

TRANSACTIONS AND BALANCES

     In addition to the senior subordinated notes payable to Ciba, transactions and balances with Ciba, as of and for the years ended December 31, 2000, 1999 and 1998, were as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           2000             1999              1998
---------------------------------------------------------------- ----------------- ---------------- -----------------
Raw material purchases                                             $       24.4      $      32.6       $      37.7
Interest expense                                                            2.7              2.7               2.8
Net sales                                                                     -                -                 -
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------

Accounts payable                                                   $          -      $       3.1       $       3.3
Accrued interest payable                                                    1.1              1.1               0.9
---------------------------------------------------------------- --- ------------- --- ------------ ---- ------------

NOTE 11 - RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

     Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method, except as described below. Hexcel's funding policy is to contribute the minimum amount required by applicable regulations. The Company also participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.

     Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their compensation to an individual retirement savings account. Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation. The Company also makes profit sharing contributions when it meets or exceeds certain performance targets which are set annually.

     Effective December 31, 2000, Hexcel made certain changes to its U.S. retirement benefit plans that are intended to improve the flexibility and visibility of future retirement benefits for employees. The primary changes are:

o Beginning January 1, 2001, the Company will contribute an additional 2% to 3% of each eligible employee's salary to an individual 401(k) retirement savings account, depending on the employee's age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions.

o Offsetting the estimated incremental cost of this additional benefit, participants in the Company's U.S. qualified defined benefit retirement plan will no longer accrue benefits under this plan after December 31, 2000. However, employees will retain all benefits earned under this plan as of that date. Hexcel recognized a non-cash curtailment gain of $5.1 in 2000 as a result of this amendment to its U.S. defined benefit retirement plan.

     The net pension expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2000, were:

------------------------------------------------------------------------- ------------- ---------------- -------------
                                                                                  2000             1999          1998
------------------------------------------------------------------------- ------------- ---------------- -------------
Defined benefit retirement plans                                          $       (1.2) $           6.3  $        5.2
Multi-employer pension plan                                                        0.3              0.4           0.3
Retirement savings plans- matching contributions                                   2.9              3.4           3.0
Retirement savings plans- profit sharing and incentive
  contributions                                                                    5.0              5.4           5.3
------------------------------------------------------------------------- --- --------- ---- ----------- --- ---------
Net pension expense                                                       $        6.6  $          15.5  $       13.8
------------------------------------------------------------------------- --- --------- ---- ----------- --- ---------

     In addition to defined benefit and retirement savings plan benefits, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 years or 25 years of service to Hexcel.

     The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2000, were:

 -----------------------------------------------------------------------------------------------------------------------
                                                      U.S. PLANS                            EUROPEAN PLANS
                                         -------------------------------------------------------------------------------
 DEFINED BENEFIT RETIREMENT PLANS              2000        1999          1998           2000         1999         1998
 -----------------------------------------------------------------------------------------------------------------------
 Service cost - benefits
   earned during the year                $      3.0  $      3.6   $       3.3    $       2.4   $      2.7   $      2.1
 Interest cost on projected
   benefit obligation                           1.8         1.5           1.2            2.5          2.4          2.3
 Expected return on plan assets                (1.3)       (1.0)         (0.8)           1.6        (14.4)        (4.4)
 Net amortization and deferral                  0.4         0.7           0.6           (6.3)        10.8          0.9
 -----------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------
 Sub-total                                      3.9         4.8           4.3            0.2          1.5          0.9
 Curtailment and settlement gains              (5.3)          -             -              -            -            -
 -----------------------------------------------------------------------------------------------------------------------
 Net periodic pension cost               $     (1.4) $      4.8   $       4.3    $       0.2   $      1.5   $      0.9
 -----------------------------------------------------------------------------------------------------------------------

 POSTRETIREMENT PLANS- U.S. PLANS                                                       2000         1999         1998
 -----------------------------------------------------------------------------------------------------------------------
 Service cost -  benefits earned during the year                                 $       0.2   $      0.2   $      0.1
 Interest cost on projected benefit obligation                                           1.0          0.9          0.7
 Net amortization and deferral                                                          (0.4)        (0.3)        (0.3)
 -----------------------------------------------------------------------------------------------------------------------
 Net periodic postretirement benefit cost                                        $       0.8   $      0.8   $      0.5
 -----------------------------------------------------------------------------------------------------------------------


     The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2000 and 1999, were:

 -----------------------------------------------------------------------------------------------------------------------
                                           DEFINED BENEFIT RETIREMENT PLANS
                                       ---------------------------------------------------------------------------------
                                                    U.S. PLANS               EUROPEAN PLANS      POSTRETIREMENT PLANS
                                       ---------------------------------------------------------------------------------
                                               2000          1999          2000        1999         2000          1999
 -----------------------------------------------------------------------------------------------------------------------
 Change in benefit obligation:
   Benefit obligation- beginning of
      year                               $     21.4   $       21.5   $      45.0   $    47.1   $     13.0    $     13.4
   Service cost                                 3.0            3.6           2.4         2.7          0.2           0.2
   Interest cost                                1.8            1.5           2.5         2.4          1.0           0.9
   Plan participants' contributions               -              -           0.5         0.5          0.1           0.1
   Actuarial loss (gain)                        4.3           (4.1)          4.0        (6.2)         1.0          (0.8)
   Benefits paid                               (2.0)          (1.0)         (0.8)       (0.4)        (1.1)         (0.9)
   Curtailment and settlement gains            (5.3)             -             -           -            -             -
   Foreign exchange translation                   -              -          (3.3)       (1.3)           -             -
   Other                                        0.9           (0.1)         (0.5)        0.2            -           0.1
 -----------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------
 Benefit obligation- end of year               24.1           21.4          49.8        45.0         14.2          13.0
 -----------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------

 Change in plan assets:
   Fair value of plan assets-
      beginning of year                        13.6          11.5           66.2        51.7            -             -
   Actual return on plan assets                (0.6)          1.8           (1.7)       14.4            -             -
   Employer contributions                       3.8           1.2            1.3         1.2          1.0           0.8
   Plan participants' contributions               -             -            0.5         0.5          0.1           0.1
   Benefits paid                               (2.0)         (1.0)          (0.8)       (0.4)        (1.1)         (0.9)
   Foreign exchange translation                   -             -           (4.9)       (1.3)           -             -
   Other                                       (0.1)          0.1           (0.2)        0.1            -             -
 -----------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------
 Fair value of plan assets- end of year        14.7          13.6           60.4        66.2            -             -
 -----------------------------------------------------------------------------------------------------------------------

 Funded status:
   Plan assets in excess of
      (less than) benefit obligation           (9.4)         (7.8)          10.6        21.2        (14.2)        (13.0)
   Unrecognized actuarial loss (gain)           3.5           0.1           (1.6)      (12.1)         0.6          (0.7)
   Unrecognized net liability                     -           0.2              -           -            -             -
   Unrecognized prior service cost              0.8          (2.7)             -           -         (5.0)         (5.1)
 -------------------------------------------------------------------------- ---------------------------------------------
 Prepaid (accrued) benefit cost          $     (5.1)  $     (10.2)   $       9.0   $     9.1   $    (18.6)    $    (18.8)
 -----------------------------------------------------------------------------------------------------------------------

     The accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $22.9 and $18.6 as of December 31, 2000 and 1999, respectively. In 1998, the Company updated certain assumptions with respect to its European plans, resulting in an actuarial loss. Amortization of this loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans' active participants. Assets for the defined benefit pension plans generally consist of publicly traded securities, bonds and cash investments.

     As of December 31, 2000 and 1999, the prepaid benefit cost was included in "investments in affiliated companies and other assets" in the accompanying consolidated balance sheets. For the same periods, the accrued benefit cost was included in "accrued compensation and benefits" and "other non-current liabilities" in the accompanying consolidated balance sheets.

     Assumptions used to estimate the actuarial present value of benefit obligations were as follows:

--------------------------------------------------------------- ------------------ ---------------- -----------------
                                                                            2000             1999             1998
--------------------------------------------------------------- ------------------ ---------------- -----------------
U.S. defined benefit retirement plans:
  Discount rates                                                            7.5%             8.0%              7.0%
  Rate of increase in compensation                                          4.5%             4.5%              4.5%
  Expected long-term rate of return on plan assets                          9.0%             9.0%              9.0%

European defined benefit retirement plans:
  Discount rates                                                     5.8% - 6.0%      5.8% - 6.0%       5.5% - 5.8%
  Rates of increase in compensation                                  2.5% - 4.0%      2.0% - 4.0%       1.5% - 4.0%
  Expected long-term rates of return on plan assets                  6.5% - 7.0%      6.5% - 7.0%       6.5% - 7.0%

Postretirement benefit plans:
  Discount rates                                                     7.0% - 7.5%      7.0% - 8.0%       6.8% - 7.0%
--------------------------------------------------------------- ------------------ ---------------- -----------------

     For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits were assumed at approximately 8.0% for medical, and 5.0% for dental and vision for 2000. The medical rates were assumed to decrease gradually to approximately 6.0% by 2004, whereas dental and vision rates were assumed to remain at 5.0% through 2004.

     The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend on the total of service and interest cost components, and on the postretirement benefit obligation.

---------------------------------------------------------------------------------- ---------------- ------------------
                                                                                           2000               1999
---------------------------------------------------------------------------------- ---------------- ------------------
One-percentage-point increase:
  Effect on total service and interest cost components                                $     0.1          $     0.1
  Effect on postretirement benefit obligation                                               0.9                0.8

One-percentage-point decrease:
  Effect on total service and interest cost components                                     (0.1)              (0.1)
  Effect on postretirement benefit obligation                                              (0.8)              (0.7)
---------------------------------------------------------------------------------- ----- ---------- ------- ----------

NOTE 12 - INCOME TAXES

     Income (loss) before income taxes and the provision for (recovery of) income taxes, for the years ended December 31, 2000, 1999 and 1998, were:

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          2000             1999              1998
--------------------------------------------------------------- ----------------- ---------------- -----------------
Income (loss) before income taxes:
   U.S.                                                           $        22.4      $    (47.5)     $       30.6
   International                                                           52.6            42.5              47.7
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Total income (loss) before income taxes                           $        75.0      $     (5.0)     $       78.3
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------

Provision for (recovery of) income taxes:
Current:
   U.S.                                                           $           -      $     (0.8)     $        6.3
   International                                                           17.7            14.9              15.2
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Current provision for income taxes                                         17.7            14.1              21.5
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Deferred:
   U.S.                                                                     9.0           (17.1)              4.7
   International                                                           (0.4)            1.3               2.2
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Deferred provision for (recovery of) income taxes                           8.6           (15.8)              6.9
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------
Total provision for (recovery of) income taxes                    $        26.3       $    (1.7)     $       28.4
--------------------------------------------------------------- --- ------------- ---- ----------- --- -------------

     A reconciliation of the provision for (recovery of) income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the years ended December 31, 2000, 1999 and 1998, is as follows:

---------------------------------------------------------------- --------------- ----------------- -----------------
                                                                         2000              1999              1998
---------------------------------------------------------------- --------------- ----------------- -----------------
Provision (recovery) at U.S. federal statutory rate               $      26.3        $    (1.8)      $       27.4
U.S. state taxes, less federal tax benefit                                0.3             (1.1)               0.8
Impact of different international tax rates, permanent
   differences and other                                                 (0.2)             1.5                1.4
Valuation allowance                                                      (0.1)            (0.3)              (1.2)
---------------------------------------------------------------- -- ------------ ----- ----------- --- -------------
Total provision for (recovery of) income taxes                    $      26.3        $    (1.7)      $       28.4
---------------------------------------------------------------- -- ------------ ----- ----------- --- -------------

     The Company has made no U.S. income tax provision for approximately $105.7 of undistributed earnings of international subsidiaries as of December 31, 2000. Such earnings are considered to be permanently reinvested. The additional U.S. income tax on these earnings, if repatriated, would be offset in part by foreign tax credits.

DEFERRED INCOME TAXES

     Deferred income taxes result from temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal temporary differences as of December 31, 2000 and 1999, were:

---------------------------------------------------------------------------------- ----------------- ----------------
                                                                                             2000             1999
---------------------------------------------------------------------------------- --- ------------- ----------------
Net operating loss carryforwards                                                     $       43.0      $      36.3
Reserves and other, net                                                                      30.5             29.3
Accelerated depreciation and amortization                                                   (35.2)           (18.5)
Valuation allowance                                                                          (6.2)            (6.4)
---------------------------------------------------------------------------------- --- ------------- --- ------------
Net deferred tax asset                                                               $       32.1      $      40.7
---------------------------------------------------------------------------------- --- ------------- --- ------------

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 2000, Hexcel had net operating loss ("NOL") carryforwards for U.S. federal and Belgium income tax purposes of approximately $110.4 and $4.9, respectively. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2019. As a result of a change in ownership that occurred in connection with the purchase of a business in 1996, the Company has a limitation on the utilization of $37.0 of U.S. NOL carryforwards of approximately $12.0 per year.


NOTE 13 -  STOCKHOLDERS' EQUITY

COMMON STOCK OUTSTANDING

------------------------------------------------------------ ----------------------- -------------- ----------------
(NUMBER OF SHARES)                                                           2000           1999             1998
------------------------------------------------------------ ----------------------- -------------- ----------------
Common stock:
  Balance, beginning of year                                                 37.4           37.2             36.9
  Activity under stock plans                                                  0.6            0.2              0.3
------------------------------------------------------------ ----------------------- -------------- ----------------
Balance, end of year                                                         38.0           37.4             37.2
------------------------------------------------------------ ----------------------- -------------- ----------------

Treasury stock:
  Balance, beginning of year                                                  0.8            0.8                -
  Repurchased                                                                 0.1              -              0.8
------------------------------------------------------------ ----------------------- -------------- ----------------
Balance, end of year                                                          0.9            0.8              0.8
------------------------------------------------------------ ----------------------- -------------- ----------------

Common stock outstanding                                                     37.1           36.6             36.4
------------------------------------------------------------ ----------------------- -------------- ----------------

     In 1998, Hexcel's Board of Directors approved plans to repurchase up to $20.0 of the Company's common stock. In 1998, the Company repurchased 0.8 shares of its common stock at an average cost of $12.32 per share, for a total of $10.0. The Board of Directors may also approve additional stock buybacks from time to time, subject to market conditions and the terms of the Company's credit agreements and indentures.

STOCK-BASED INCENTIVE PLANS

     Hexcel has various stock option and management incentive plans for eligible employees, officers, directors and consultants. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all of these options have a ten-year term and generally vest over a three-year period, except for certain circumstances which may accelerate the vesting period. In 1998, Hexcel's stockholders approved various amendments to the Company's stock-based incentive plans, which increased the aggregate number of shares of stock issuable under these plans by 4.5 to 7.4. In 2000, the aggregate number of shares of stock issuable under these plans was further increased to 9.1.

     As of December 31, 2000, 1999 and 1998, Hexcel had outstanding a total of 0.8, 0.9 and 0.5 of performance accelerated restricted stock units ("PARS"), respectively. PARS are convertible to an equal number of shares of Hexcel common stock and generally vest in increments over a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period. In 2000, 1999 and 1998, 0.7, 0.1 and 0.3 PARS vested, respectively, and 0.2, 0.3, and 0 PARS were converted into shares of Hexcel common stock, respectively. Approximately $4.5, $0.5 and $1.7 of compensation expense was recognized in 2000, 1999 and 1998, respectively, with respect to the PARS. In 2000, $2.4 of PARS compensation expense was recognized due to accelerated vesting as a result of the attainment of certain financial and other performance targets as well as the change in control transaction.

     Stock option data for the three years ended December 31, 2000, 1999 and 1998, were:

--------------------------------------------------------------------------------- --------------- -------------------
                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                      NUMBER OF       EXERCISE
                                                                                      OPTIONS            PRICE
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of January 1, 1998                                                   4.9       $  15.39
Options granted                                                                             3.2       $  12.23
Options exercised                                                                          (0.2)      $   8.53
Options expired or canceled                                                                (2.8)      $  18.52
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 1998                                                 5.1       $  12.05
Options granted                                                                             1.0       $   6.57
Options expired or canceled                                                                (0.2)      $  11.81
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 1999                                                 5.9       $  11.18
Options granted                                                                             1.6       $   9.23
Options exercised                                                                          (0.3)      $   6.52
Options expired or canceled                                                                (0.5)      $  11.85
---------------------------------------------------------------------------------- -------------- ----- -------------
Options outstanding as of December 31, 2000                                                 6.7       $  10.56
---------------------------------------------------------------------------------- -------------- ----- -------------

     As previously discussed in Note 10, approximately 1.3 of stock options, with exercise prices ranging from $2.41 to $29.63 per share, and having a weighted average exercise price of $8.99 per share, became vested as a result of the change in control event. The number of options exercisable as of December 31, 2000, 1999 and 1998 were 3.9, 2.1 and 1.5, respectively, at a weighted average exercise price per share of $10.80, $12.02 and $11.54, respectively.

     The following table summarizes information about stock options outstanding as of December 31, 2000:

---------------------------- ------------------------------------------------------ ----------------------------------
                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
---------------------------- ------------------------------------------------------ ----------------------------------

                                                  WEIGHTED           WEIGHTED                            WEIGHTED
                                NUMBER OF          AVERAGE            AVERAGE          NUMBER OF         AVERAGE
      RANGE OF                   OPTIONS          REMAINING          EXERCISE           OPTIONS          EXERCISE
  EXERCISE PRICES              OUTSTANDING     LIFE (IN YEARS)         PRICE          EXERCISABLE         PRICE
---------------------------- ---------------- ------------------ ------------------ ---------------- -----------------
    $   2.41 -  4.53                0.2              5.6             $    3.52             0.1          $    3.18
    $   4.54 -  9.94                2.6              8.7             $    7.37             1.5          $    7.00
    $   9.95 - 14.99                3.4              7.4             $   11.93             1.7          $   12.25
    $  15.00 - 18.50                0.4              6.1             $   16.54             0.5          $   16.56
    $  18.51 - 29.63                0.1              6.9             $   24.26             0.1          $   24.34
----- ---------------------- ---------------- ------------------ ----- ------------ ---------------- ---- ------------
    $   2.41 - 29.63                6.7              7.8             $   10.56             3.9          $   10.80
----- ---------------------- ---------------- ------------------ ----- ------------ ---------------- ---- ------------


EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

     Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. The maximum number of shares of common stock reserved for issuance under the ESPP is 0.2. During 2000, 1999 and 1998, an aggregate total of 0.2 shares of common stock were issued under the ESPP.

PRO FORMA DISCLOSURES

     The Company has elected to continue to follow APB Opinion No. 25 for accounting for its stock-based incentive plans. Had compensation expense for the Company's stock option plans been determined as prescribed by SFAS 123, pro forma net income (loss) and related per share amounts would have been as follows:

----------------------------------------------------------------- ---------------- --------------- ----------------
                                                                           2000            1999             1998
----------------------------------------------------------------- ---- ----------- --- ----------- --- ------------
Net income (loss):
   As reported                                                       $     54.2      $   (23.3)      $      50.4
   Pro forma                                                               48.9          (25.8)             48.2

Basic net income (loss) per share:
   As reported                                                       $     1.47      $   (0.64)      $      1.38
   Pro forma                                                               1.33          (0.71)             1.31

Diluted net income (loss) per share:
   As reported                                                       $     1.32      $   (0.64)      $      1.24
   Pro forma                                                               1.21          (0.71)             1.19
----------------------------------------------------------------- ---- ----------- --- ----------- --- ------------

     The weighted average fair value of options granted, as determined by the Black-Scholes pricing model, during 2000, 1999 and 1998 was $4.48, $6.57 and $12.23, respectively. The following ranges of assumptions were used in the Black-Scholes pricing models for options granted in 2000, 1999 and 1998: risk-free interest of 4.6% to 6.5%; estimated volatility of 40% to 50%; dividend yield of 0.0%; and an expected life of 4 to 5 years.


NOTE 14 - NET INCOME (LOSS) PER SHARE

      Computations of basic and diluted net income (loss) per share for the years ended December 31, 2000, 1999 and 1998, are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           2000             1999              1998
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Basic net income (loss) per share:
Net income (loss)                                                   $       54.2      $    (23.3)       $     50.4
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Weighted average common shares outstanding                                  36.8            36.4              36.7
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Basic net income (loss) per share                                   $       1.47      $    (0.64)       $     1.38
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

Diluted net income (loss) per share:
Net income (loss)                                                   $       54.2      $    (23.3)       $     50.4
Effect of dilutive securities:
   Convertible subordinated notes, due 2003                                  5.1               -               5.1
   Convertible subordinated debentures, due 2011                             1.1               -               1.1
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Adjusted net income (loss)                                          $       60.4      $    (23.3)       $     56.6
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

Weighted average common shares outstanding                                  36.8            36.4              36.7
Effect of dilutive securities:
   Stock options                                                             0.8               -               0.9
   Convertible subordinated notes, due 2003                                  7.2               -               7.2
   Convertible subordinated debentures, due 2011                             0.9               -               0.9
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Diluted weighted average common shares outstanding                          45.7            36.4              45.7
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------
Diluted net income (loss) per share                                 $       1.32      $    (0.64)       $     1.24
---------------------------------------------------------------- ---- ------------ ---- ----------- ----- -----------

     The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and the stock options were excluded from the 1999
computation  of  diluted  net  loss  per  share,  as  they  were   antidilutive.

Approximately 4.5 stock options were excluded from the 2000 calculation of diluted net income per share. The exercise price for these stock options ranged from approximately $9.19 to $29.63 per share, with the weighted average price being approximately $12.55 per share. Substantially all of the Company's stock options were included in the calculation of the diluted net income per share for the year ended December 31, 1998.


NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

     As of December 31, 2000 and 1999, the Company had an interest rate cap agreement outstanding which provided a maximum fixed rate of 5.5% on the applicable London interbank rate on a notional amount of $50.0 of the Senior Credit Facility. The cost of the interest rate cap was being amortized to interest expense over the term of the contract. As of December 31, 2000 and 1999, the fair value and carrying amount of this contract was not material to Hexcel's consolidated financial statements.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS (UNAUDITED)

     In January 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $96.7. The purpose of these contracts is to hedge an equivalent amount of projected U.S. dollar receipts by two of the Company's European subsidiaries, under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates.


NOTE 16 - CONTINGENCIES

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

     In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The lawsuit is in its preliminary stages and the Company is not in a position to predict the outcome, but believes that the lawsuit is without merit as to the Company.


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2000, 1999 and 1998, consist of the following:

---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                           2000             1999              1998
---------------------------------------------------------------- ----------------- ---------------- -----------------
Cash paid for:
   Interest                                                          $     63.3       $     59.1        $     28.8
   Taxes                                                                   11.5             17.7              26.4
---------------------------------------------------------------- ----- ----------- ---- ----------- ----- -----------

Non-cash items:
   Common stock issued under incentive plans                                4.2              0.7               1.9
   Conversion of senior subordinated notes, due 2003                          -                -               0.1
   Capital lease obligation in connection with the
     acquisition of the Clark-Schwebel business                               -                -              50.0
---------------------------------------------------------------- ----- ----------- ---- ----------- ----- -----------


NOTE 18 - SEGMENT INFORMATION

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

     ENGINEERED PRODUCTS: This segment manufactures and sells a range of lightweight, high-strength composite structures primarily to the commercial aerospace and space and defense markets. As discussed in Note 2, the Engineered Products business segment includes the results of the Bellingham aircraft interiors businesses, up to the date of its disposal on April 26, 2000. This business manufactured and sold composite interiors to the aircraft refurbishment market.

     The financial results for Hexcel's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates performance based on adjusted income before business consolidation expenses, interest and taxes ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's-length prices. Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments.

     The following table presents financial information on the Company's business segments as of December 31, 2000, 1999 and 1998, and for the years then ended:

------- ---------- ----------------- ----------------- --------------- ---------------- --------------- --------------
                                       REINFORCEMENT    COMPOSITE        ENGINEERED       CORPORATE/
                                         PRODUCTS        MATERIALS        PRODUCTS       ELIMINATIONS       TOTAL
------- ---------- ----------------- ----------------- --------------- ---------------- --------------- --------------
Third-Party Sales
        2000                         $      359.2         $      567.0   $       129.5    $          -   $     1,055.7
        1999                                330.9                605.9           214.7               -         1,151.5
        1998                                224.8                658.0           206.2               -         1,089.0
------- ---------- ----------------- -- -------------- ----- ---------- --- ----------- ---- ----------- --- ----------
Intersegment sales
        2000                                 97.5                  7.1               -          (104.6)             -
        1999                                111.0                  9.0               -          (120.0)             -
        1998                                130.3                 11.8             0.1          (142.2)             -
------- ---------- ----------------- -- -------------- ----- ---------- --- ----------- ---- ----------- --- ----------
Adjusted EBIT
        2000                                 46.2                 68.5             6.0           (34.4)          86.3
        1999                                 33.7                 68.0            22.4           (35.1)          89.0
        1998                                 57.4                 82.7            20.5           (30.9)         129.7
------- ---------- ----------------- -- -------------- ----- ---------- --- ----------- ---- ----------- --- ----------
Depreciation & amortization
        2000                                 34.1                 18.5             3.3             2.8           58.7
        1999                                 34.4                 20.3             3.5             3.1           61.3
        1998                                 23.6                 17.4             3.3             3.2           47.5
------- ---------- ----------------- -- -------------- ----- ---------- --- ----------- ---- ----------- --- ----------
Equity in earnings and writedown of
investments in affiliated companies
        2000                                  5.9                    -            (0.4)              -            5.5
        1999                                (20.0)                   -               -               -          (20.0)
        1998                                  0.5                    -               -               -            0.5
------- ---------- ----------------- -- -------------- ----- ---------- --- ----------- ---- ----------- --- ----------
Business consolidation expenses
        2000                                 (1.4)                10.9             1.4               -           10.9
        1999                                  6.7                  9.7             1.6             2.1           20.1
        1998                                  1.6                  3.2             5.5             2.4           12.7
------- ---------- ------------------ -- ------------- ---- ---------- ---- ----------- --- ----------- --- ----------
Business consolidation payments
        2000                                  2.2                  7.2             1.9             0.5           11.8
        1999                                  2.7                  3.0             0.3             3.5            9.5
        1998                                  0.6                  7.1               -             1.0            8.7
------- ---------- ------------------ -- ------------- ---- ---------- ---- ----------- --- ----------- --- ----------
Segment assets
        2000                                704.6                377.7            84.2            44.9        1,211.4
        1999                                712.5                359.3           115.4            74.7        1,261.9
        1998                                788.4                428.2           140.5            47.1        1,404.2
------- ---------- ------------------ -- ------------- ---- ---------- ---- ----------- --- ----------- --- ----------




------- ----------- ---------------- ----------------- ---------------- ---------------- ---------------- --------------
                                      REINFORCEMENT      COMPOSITE        ENGINEERED       CORPORATE/
                                         PRODUCTS         MATERIALS        PRODUCTS       ELIMINATIONS        TOTAL
------- ----------- ---------------- ----------------- ---------------- ---------------- ---------------- --------------
Investments in affiliated companies
        2000                          $      59.6        $          -    $        12.5  $            -  $        72.1
        1999                                 54.0                   -              4.7               -           58.7
        1998                                 70.3                   -                -               -           70.3
------- ---------- ------------------ -- ------------- ---- ---------- ---- ----------- --- ----------- --- ----------
Capital expenditures
        2000                                 15.6                21.2              1.1             1.7           39.6
        1999                                 14.0                16.1              5.0             0.5           35.6
        1998                                 21.1                33.3              9.2             2.9           66.5
------- ---------- ------------------ -- ------------- ---- ---------- ---- ----------- --- ----------- --- ----------

     A reconciliation of the totals reported for Adjusted EBIT to consolidated income (loss) before income taxes is as follows:

----------------------------------------------------------------- ---------------- ----------------- -----------------
                                                                           2000              1999              1998
----------------------------------------------------------------- ---------------- ----------------- -----------------
Total Adjusted EBIT for reportable segments & corporate            $       86.3      $       89.0       $     129.7
Total consolidated business consolidation expenses                        (10.9)            (20.1)            (12.7)
Interest expense                                                          (68.7)            (73.9)            (38.7)
Gain on sale of Bellingham aircraft interiors business                     68.3                 -                 -
----------------------------------------------------------------- -- ------------- --- ------------- ---- ------------
Consolidated income (loss) before income taxes                            75.0               (5.0)             78.3
----------------------------------------------------------------- -- ------------- --- ------------- ---- ------------

GEOGRAPHIC DATA

     Sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2000, 1999 and 1998:

---------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                           2000              1999              1998
---------------------------------------------------------------- ----------------- ----------------- -----------------
Net sales to external customers:
United States                                                      $      650.7      $      744.1       $     687.6
International
  France                                                                  164.6             168.1             178.8
  United Kingdom                                                           75.0              76.4              66.0
  Other                                                                   165.4             162.9             156.6
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total international                                                       405.0             407.4             401.4
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated net sales                                            1,055.7           1,151.5           1,089.0
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

Long-lived assets:
United States                                                             746.6             793.5             831.4
International
  France                                                                   35.1              36.6              42.2
  United Kingdom                                                           46.0              44.0              46.4
  Other                                                                    28.1              22.8              31.7
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total international                                                       109.2             103.4             120.3
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------
Total consolidated long-lived assets                               $      855.8      $      896.9       $     951.7
---------------------------------------------------------------- --- ------------- --- ------------- ---- ------------

     Net sales are attributed to geographic areas based on the location in which the sale originated. U.S. net sales include U.S. exports to non-affiliates of $47.7, $91.4 and $100.0, for the years ended December 31, 2000, 1999 and 1998, respectively, of which $12.1, $32.7, and $20.9, respectively, were sales attributable to the Bellingham aircraft interiors business. Long-lived assets primarily consist of property, plant and equipment, intangibles, investments in affiliated companies and other assets, less long-term deferred tax assets.

SIGNIFICANT CUSTOMERS

     To the extent that the end application of net sales can be identified, The Boeing Company and its subcontractors accounted for approximately 20%, 28% and 35% of 2000, 1999 and 1998 net sales, respectively. Similarly, the Airbus Industrie consortium and its subcontractors accounted for approximately 13%, 10% and 11% of 2000, 1999 and 1998 net sales, respectively.


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2000 and 1999, were:

----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                    FIRST            SECOND            THIRD            FOURTH
                                                   QUARTER           QUARTER          QUARTER           QUARTER
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
2000
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Net sales                                        $      279.8      $      271.6     $      247.4      $      256.9
Gross margin                                             62.2              60.5             51.7              57.0
Business consolidation expenses                           1.2                 -              3.3               6.4
Operating income                                         21.8              24.1             13.4              16.1
Net income                                                2.6              50.4              0.2               1.0
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

Net income per share:
   Basic                                         $       0.07      $       1.38     $       0.00      $       0.03
   Diluted                                               0.07              1.14             0.00              0.03
Dividends per share                                         -                 -                -                -
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Market price:
   High                                          $       6.25      $       9.94     $      15.44      $      13.56
   Low                                                   4.75              5.00             9.38              8.56
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
1999
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Net sales                                        $      316.2      $      292.6     $      274.1      $      268.6
Gross margin                                             70.7              66.3             51.5              54.0
Business consolidation expenses                           2.8               1.4             13.6               2.3
Operating income                                         27.2              24.8              2.7              14.2
Net income (loss)                                         5.2               4.3            (30.1)             (2.7)
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------

Net income (loss) per share:
   Basic                                         $       0.14      $       0.12     $      (0.82)     $      (0.07)
   Diluted                                               0.14              0.12            (0.82)            (0.07)
Dividends per share                                         -                 -                -                 -
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------
Market price:
   High                                          $       9.60      $      11.38     $       9.06      $       6.06
   Low                                                   6.50              6.94             5.81              5.00
----------------------------------------------- -- ------------- --- ------------- -- ------------- --- -------------


     As discussed in Note 2, the Bellingham aircraft interiors business was sold on April 26, 2000, resulting in an after-tax gain of approximately $44, or $0.97 per diluted share.