Form 10-Q
period 2001-03-31
HEXCEL CORP /DE/
filed 2001-05-15
CIK 717605

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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




      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at May 10, 2001
         -----                            ---------------------------
     COMMON STOCK                                 37,514,742


===============================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                                          PAGE
PART I.              FINANCIAL INFORMATION

   ITEM 1.           Condensed Consolidated Financial Statements

                         o   Condensed Consolidated Balance Sheets--
                             March 31, 2001 and December 31, 2000                                          2

                         o   Condensed Consolidated Statements of
                             Operations -- The Quarters Ended
                             March 31, 2001 and 2000                                                       3

                         o   Condensed Consolidated Statements of
                             Cash Flows -- The Quarters Ended
                             March 31, 2001 and 2000                                                       4

                         o   Notes to Condensed Consolidated
                             Financial Statements                                                          5

   ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                            12

   ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                           18


PART II.             OTHER INFORMATION

   ITEM 6.           Exhibits and Reports on Form 8-K                                                     20


SIGNATURE                                                                                                 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                            UNAUDITED
                                                                          ---------------------------------------
                                                                             MARCH 31,        DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                             2001                2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $      7.2        $      5.1
  Accounts receivable                                                            163.9             150.3
  Inventories                                                                    162.8             155.4
  Prepaid expenses and other assets                                                6.7               5.5
  Deferred tax asset                                                               7.7               9.7
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                          348.3             326.0

Property, plant and equipment                                                    610.3             615.3
Less accumulated depreciation                                                   (257.7)           (255.6)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                              352.6             359.7

Goodwill and other purchased intangibles, net of accumulated
  amortization of $39.2 in 2001 and $36.1 in 2000                                387.8             391.7
Investments in affiliated companies and other assets                             136.8             134.0
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                $  1,225.5        $  1,211.4
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations         $     16.7        $     22.1
  Accounts payable                                                                88.0              69.4
  Accrued liabilities                                                            101.6             106.4
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                      206.3             197.9

Long-term notes payable and capital lease obligations                            663.2             651.5
Other non-current liabilities                                                     48.8              46.3
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                918.3             895.7

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized,
  No shares issued or outstanding in 2001 and 2000                                  --                --
Common stock, $0.01 par value, 100.0 shares authorized, 38.0 shares
  issued and outstanding in 2001 and 2000                                          0.4               0.4
Additional paid-in capital                                                       281.9             280.7
Retained earnings                                                                 71.3              65.8
Accumulated other comprehensive loss                                             (35.2)            (20.0)
-----------------------------------------------------------------------------------------------------------------
                                                                                 318.4             326.9
Less - Treasury stock, at cost, 0.9 shares in 2001 and 2000                      (11.2)            (11.2)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       307.2             315.7
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                  $  1,225.5        $  1,211.4
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                             UNAUDITED
                                                                              -------------------------------------
                                                                                      QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                  2001                  2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $ 276.2               $ 279.8
Cost of sales                                                                        216.1                 217.6
-------------------------------------------------------------------------------------------------------------------
  Gross margin                                                                        60.1                  62.2

Selling, general and administrative expenses                                          31.7                  32.9
Research and technology expenses                                                       4.7                   6.3
Business consolidation expenses                                                        1.1                   1.2
-------------------------------------------------------------------------------------------------------------------
  Operating income                                                                    22.6                  21.8
Interest expense                                                                      16.3                  18.4
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                           6.3                   3.4
Provision for income taxes                                                             2.2                   1.2
Equity in earnings of affiliated companies                                             1.4                   0.4
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                       $   5.5               $   2.6
===================================================================================================================

Net income per share:
  Basic                                                                            $  0.15               $  0.07
  Diluted                                                                          $  0.15               $  0.07

Weighted average shares:
  Basic                                                                               37.2                  36.6
  Diluted                                                                             38.1                  36.8
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 UNAUDITED
                                                                                 --------------------------------------
                                                                                            QUARTER ENDED MARCH 31,
(IN MILLIONS)                                                                               2001                2000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $     5.5           $     2.6
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                                           15.2                15.0
    Deferred income taxes                                                                   (3.6)               (4.5)
    Business consolidation expenses                                                          1.1                 1.2
    Business consolidation payments                                                         (1.4)               (2.0)
    Equity in earnings of affiliated companies                                              (1.4)               (0.4)
    Working capital changes and other                                                      (12.0)              (18.0)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities                                       3.4                (6.1)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (10.6)               (4.4)
  Investments in affiliated companies                                                         --                (3.4)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                                   (10.6)               (7.8)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit facilities, net                                                      15.5                26.5
  Repayments of long-term debt and capital lease obligations, net                           (8.1)               (7.9)
  Debt issuance costs                                                                         --                (0.9)
  Activity under stock plans                                                                 0.1                 0.1
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                  7.5                17.8
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 1.8                 0.7
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    2.1                 4.6
Cash and cash equivalents at beginning of year                                               5.1                 0.2
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $     7.2           $     4.8
=======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2001 and the results of operations and cash flows for the quarters ended March 31, 2001 and 2000. The condensed consolidated balance sheet of the Company as of December 31, 2000 was derived from the audited 2000 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2001 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.


NOTE 2 -- DISPOSITION OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

     On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business ("Bellingham") to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale resulted in an after-tax gain of approximately $44 million or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's Senior Credit Facility. The condensed consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the Engineered Products business segment up to the date of disposal.

     Net sales and operating income for the Bellingham business is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                         QUARTER ENDED MARCH 31,
(IN MILLIONS)                                                                               2001             2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $       --        $    16.6
Operating income                                                                      $       --        $     1.1
====================================================================================================================


NOTE 3 -- INVENTORIES

--------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                             3/31/01         12/31/00
--------------------------------------------------------------------------------------------------------------------
Raw materials                                                                          $     69.0        $    74.5
Work in progress                                                                             46.2             45.2
Finished goods                                                                               47.6             35.7
--------------------------------------------------------------------------------------------------------------------
Total inventories                                                                      $    162.8        $   155.4
====================================================================================================================

NOTE 4 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                         3/31/01            12/31/00
--------------------------------------------------------------------------------------------------------------------
Senior credit facility                                                             $    227.9        $      211.9
European credit and overdraft facilities                                                  5.5                13.7
9.75% Senior subordinated notes, due 2009                                               240.0               240.0
Senior subordinated notes, due 2003                                                      24.4                24.4
7.0% Convertible subordinated notes, due 2003                                           114.4               114.4
7.0% Convertible subordinated debentures, due 2011                                       25.6                25.6
Various notes payable                                                                     0.1                 0.3
--------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                     637.9               630.3
Capital lease obligations                                                                42.0                43.3
--------------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    679.9        $      673.6
====================================================================================================================

Notes payable and current maturities of long-term liabilities                      $     16.7        $       22.1
Long-term notes payable and capital lease obligations,
  less current maturities                                                               663.2               651.5
--------------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    679.9        $      673.6
====================================================================================================================

SENIOR CREDIT FACILITY
     Hexcel's global credit facility (the "Senior Credit Facility") was amended on October 26, 2000, March 7, 2000 and May 11, 2001, to accommodate, among other things, the planned sale of assets, the planned investment in additional manufacturing capacity for selected products, the impact of the decline in the Company's operating results on certain financial covenants, the sale by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, and a restructuring of the ownership of certain of the Company's European subsidiaries.

      The Senior Credit Facility, as amended, provides Hexcel with approximately $357 million of borrowing capacity, subject to certain limitations. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's foreign subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. At March 31, 2001, the Company was in compliance with all covenants.

     Interest on outstanding borrowings under the Senior Credit Facility ranges from 1.00% to 3.25% in excess of the applicable London interbank rate, or at the option of the Company, from 0.25% to 2.25% in excess of the base rate of the administrative agent for the lenders. Prior to May 11, 2001, the upper limits of these interest ranges were 3.00% and 2.00%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility. As of March 31, 2001 and December 31, 2000, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 million of the Senior Credit Facility, providing a maximum fixed rate of interest of 5.5% on the applicable London interbank rate.

     Unused borrowing capacity under the Senior Credit Facility was approximately $122 million on March 31, 2001. The Company has outstanding letters of credit of approximately $7.0 million at March 31, 2001. The Company expects that the Senior Credit Facility will be sufficient to fund its worldwide operations for the foreseeable future. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million of term loans that are due for repayment in 2005.

SENIOR SUBORDINATED NOTES, DUE 2003
The Senior Subordinated Notes, due 2003 are general unsecured obligations of Hexcel. Effective February 2001, these notes bear interest at a rate of 11.5% per annum, a rate which will increase by 0.5% per annum each February thereafter until the notes mature in 2003. Prior to February 2001 and February 2000, these notes bore interest at a rate of 11.0% and 10.5% per annum, respectively. These notes have a $0.6 million unamortized discount at March 31, 2001 and December 31, 2000.


NOTE 5 -- BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at March 31, 2001 and December 31, 2000, activity during the three months ended March 31, 2001, and a brief description of the Company's business consolidation program follows:

--------------------------------------------------------------------------------------------------

                                             EMPLOYEE          FACILITY &
(IN MILLIONS)                                SEVERANCE &       EQUIPMENT
                                             RELOCATION        RELOCATION           TOTAL
--------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000            $         2.4        $       0.3         $       2.7
Business consolidation expenses                      0.1                1.0                 1.1
Cash expenditures                                   (0.5)              (0.9)               (1.4)
Asset write-off                                        -               (0.2)               (0.2)
--------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001               $         2.0        $       0.2         $       2.2
==================================================================================================

     As a result of four substantial business acquisitions from 1996 through 1998 and the need to respond to significant changes in commercial aerospace and space and defense markets, Hexcel initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs has been to integrate acquired assets and operations into the Company and to close or restructure insufficiently profitable facilities and activities.

     All of the business consolidation activities initiated in 1996 and 1998 have been completed as of December 31, 2000, although cash expenditures relating to accrued severance will continue to be paid through 2001. As of March 31, 2001, the entire September 1999 program was completed with the exception of the fourth quarter 2000 amendment, which includes the closure of two manufacturing facilities and the elimination of an additional 60 positions (primarily manufacturing positions). The business consolidation activities related to the fourth quarter 2000 amendment are not expected to be completed until early 2002.

     For the three months ended March 31, 2001, Hexcel recognized $1.1 million of business consolidation expenses. Accrued expenses as of March 31, 2001 primarily reflected accrued severance and costs for early termination of certain leases. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

NOTE 6 -- NET INCOME PER SHARE

------------------------------------------------------------------------------------------------------------
                                                                               QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                              2001               2000
------------------------------------------------------------------------------------------------------------
Basic net income per share:
Net income                                                                   $     5.5         $      2.6
Weighted average common shares outstanding                                        37.2               36.6
------------------------------------------------------------------------------------------------------------
Basic net income per share                                                   $    0.15         $     0.07
============================================================================================================

Diluted net income per share:
Net income                                                                   $     5.5         $      2.6
Weighted average common shares outstanding                                        37.2               36.6
Effect of dilutive securities -
   Stock options                                                                   0.9                0.2
------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding                                38.1               36.8
------------------------------------------------------------------------------------------------------------
Diluted net income per share                                                 $    0.15         $     0.07
============================================================================================================

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the first quarter 2001 and 2000 computations of diluted net income per share, as they were antidilutive. For the quarters ended March 31, 2001 and 2000, 3.9 million and substantially all of the outstanding stock options were excluded from the calculation of diluted net income per share, respectively. The exercise price for these stock options ranged from approximately $11.00 to $29.63 per share, with the weighted average price being approximately $12.87 per share in 2001 and $11.18 per share in 2000.


NOTE 7 -- COMPREHENSIVE INCOME (LOSS)

 -----------------------------------------------------------------------------------------------------------
                                                                               QUARTER ENDED MARCH 31,
 (IN MILLIONS)                                                                    2001                2000
 -----------------------------------------------------------------------------------------------------------
 Net income                                                                  $    5.5          $      2.6
 Net derivative loss                                                             (4.9)                  -
 Currency translation adjustment                                                (10.3)               (3.0)
 -----------------------------------------------------------------------------------------------------------
 Total comprehensive loss                                                    $   (9.7)         $     (0.4)
============================================================================================================


NOTE 8 -- DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB NO. 133, and Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 (referred herein as FAS 133), on January 1, 2001. There was no transition adjustment recorded, as the amount was immaterial to earnings and other comprehensive loss.

DERIVATIVES POLICY

As a result of the Company's global operating and financing activities, Hexcel is exposed to various market risks that may affect its operational results and financial position. These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest the Company must pay on certain variable rate debt, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company considers its strategic use of cash flow hedges to be a prudent method of managing interest rate and foreign currency exchange rate sensitivities.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedging transactions. The hedging instruments are assessed for effectiveness at the inception of the hedge and throughout the term of the hedge designation. As long as the hedge remains highly effective, changes in the fair value of the Company's cash flow hedges are recorded in other comprehensive income, until earnings are affected by the transaction being hedged. Ineffectiveness is recorded immediately in the income statement. All derivatives are recognized on the balance sheet at their fair value. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

The market risk associated with interest rate and foreign exchange contracts is managed by the Company through monitoring of parameters that limit the types and degree of market risk that may be undertaken. The Company's derivative activities are regulated by written policies and procedures that are managed and monitored for compliance by the Finance Management Committee
(FMC). The FMC is composed of the chief financial officer, the chief accounting officer, the assistant treasurer, and other senior managers of the Company as may be appointed to the committee from time to time. The FMC periodically reports to the Audit Committee on the scope of the Company's derivative activities. The Company's policies together with the decisions and guidelines of the FMC: (a) sets forth risk-management philosophy and objectives through a corporate policy, (b) provides guidelines for derivative instrument usage, and (c) establishes procedures for control and valuation, counterparty credit approval, and monitoring and reporting of derivative activity. The use of derivative financial instruments to hedge exposures to changes in exchange rates and interest rates exposes the Company to credit risk. The Company minimizes the credit risk in derivative instruments by (a) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (b) limiting the amount of exposure to each counterparty, and (c) monitoring the financial condition of its counterparties.

CASH FLOW HEDGES

FOREIGN CURRENCY - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. In January 2001, Hexcel entered into foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $96.7 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter ended March 31, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a loss of $4.9 million. Over the next twelve-month period, a $1.0 million loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility.

For the quarter ended March 31, 2001, hedge ineffectiveness and the fair value of the interest rate cap at March 31, 2001 was not material.

DERIVATIVE INSTRUMENTS COMPONENT OF OTHER COMPREHENSIVE INCOME (LOSS):
 -----------------------------------------------------------------------------------------------------
 (IN MILLIONS)
 -----------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                                                                  $    -
 Current period cash flow hedging                                                              (4.9)
 -----------------------------------------------------------------------------------------------------
 Total Derivative instruments at March 31, 2001                                              $ (4.9)
 =====================================================================================================


NOTE 9 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on adjusted income before business consolidation expenses, interest, taxes and equity in earnings of affiliated companies ("Adjusted EBIT"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

Financial information for the Company's segments for the periods ended March 31, 2001 and 2000, is as follows:

HEXCEL CORPORATION AND SUBSIDIARIES
ACTUAL AND PRO FORMA SEGMENT DATA
-------------------------------------------------------------------------------------------------------------------
                                                                       UNAUDITED
-------------------------------------------------------------------------------------------------------------------
                                      REINFORCEMENT       COMPOSITE      ENGINEERED     CORPORATE
(IN MILLIONS)                           PRODUCTS          MATERIALS       PRODUCTS      & OTHER(1)      TOTAL
                                      -----------------------------------------------------------------------------
FIRST QUARTER 2001
-------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $      86.4      $    160.2   $       29.6    $        -     $     276.2
  Intersegment sales                            29.7             2.1              -             -            31.8
-------------------------------------------------------------------------------------------------------------------
    Total sales                                116.1           162.3           29.6             -           308.0

  Adjusted EBIT(2)                              11.4            20.7            0.6          (9.0)           23.7
  Depreciation and amortization                  9.2             4.7            0.8           0.5            15.2
  Business consolidation expenses                  -             1.1              -             -             1.1
  Capital expenditures                           6.2             3.9            0.2           0.3            10.6
-------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST QUARTER 2000
-------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $      87.1      $    146.5   $       29.6    $        -           263.2
  Intersegment sales                            27.2             1.8              -             -            29.0
-------------------------------------------------------------------------------------------------------------------
    Total sales                                114.3           148.3           29.6             -           292.2

  Adjusted EBIT(2)                              10.5            18.5            2.1           (9.2)          21.9
  Depreciation and amortization                  8.6             4.8            0.7            0.6           14.7
  Business consolidation expenses                0.7             0.4            0.1             -             1.2
  Capital expenditures                           1.0             3.0            0.2             -             4.2
-------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2000
-------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $      87.1      $    146.5   $       46.2    $        -           279.8
  Intersegment sales                            27.2             2.3              -             -            29.5
-------------------------------------------------------------------------------------------------------------------
    Total sales                                114.3           148.8           46.2             -           309.3

  Adjusted EBIT(2)                              10.5            18.5            3.2          (9.2)           23.0
  Depreciation and amortization                  8.6             4.8            1.0           0.6            15.0
  Business consolidation expenses                0.7             0.4            0.1             -             1.2
  Capital expenditures                           1.0             3.0            0.4             -             4.4
===================================================================================================================

(1) The Company does not allocate corporate expenses to its business segments.

(2) Consists of earnings before interest, taxes, business consolidation expenses and equity in earnings of affiliated companies.

Adjusted EBIT has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBIT may not be comparable to similarly titled financial measures of other companies. Adjusted EBIT does not represent an alternative measure of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

     A reconciliation of Adjusted EBIT reported for the segments to consolidated income before income taxes is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                   QUARTER ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                                     PRO FORMA
(IN MILLIONS)                                                                    2001           2000           2000
-------------------------------------------------------------------------------------------------------------------
Total Adjusted EBIT                                                         $    23.7      $    23.0      $    21.9
 Less: Business consolidation expenses                                            1.1            1.2            1.2
       Interest expense                                                          16.3           18.4           16.1
-------------------------------------------------------------------------------------------------------------------
 Consolidated income before income taxes                                    $     6.3      $     3.4      $     4.6
===================================================================================================================


NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

 -------------------------------------------------------------------------------------------------------------------
                                                                                            QUARTER ENDED MARCH 31,
 -------------------------------------------------------------------------------------------------------------------
 (IN MILLIONS)                                                                                2001              2000
 -------------------------------------------------------------------------------------------------------------------
 Cash paid for:
   Interest                                                                              $    25.2         $    25.3
   Income taxes                                                                          $     1.9         $      --
====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

---------------------------------------------------------------------------------------------------------------------
                                                                                        QUARTER ENDED MARCH 31,
                                                                                -------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                   2001                   2000
---------------------------------------------------------------------------------------------------------------------
PRO FORMA (a):
   Sales                                                                          $   276.2             $    263.2
   Adjusted EBITDA (b)                                                            $    38.9             $     36.5
   Adjusted net income (c)                                                        $     6.2             $      4.2
   Adjusted diluted earnings per share (c)                                        $    0.16             $     0.11
---------------------------------------------------------------------------------------------------------------------

AS REPORTED:
   Sales                                                                          $   276.2             $    279.8
   Gross margin %                                                                      21.8%                  22.2%
   Adjusted operating income % (d)                                                      8.6%                   8.2%
   Adjusted EBITDA (b)                                                            $    38.9             $     38.0
   Net income                                                                     $     5.5             $      2.6
   Adjusted net income (c)                                                        $     6.2             $      3.4
   Diluted earnings per share                                                     $    0.15             $     0.07
   Adjusted diluted earnings per share (c)                                        $    0.16             $     0.09
---------------------------------------------------------------------------------------------------------------------

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.
(b) Excludes business consolidation expenses, interest, taxes, depreciation, amortization, and equity in earnings of affiliated companies.
(c)   Excludes business consolidation expenses and related income taxes.
(d)   Excludes business consolidation expenses.

      Adjusted EBITDA, Adjusted net income, Adjusted operating income and Adjusted diluted earnings per share have been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. These measures may not be comparable to similarly titled financial measures of other companies. These measures do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

     The following discussions use comparisons of the March 31, 2001 results to the March 31, 2000 pro forma results, which give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.

RECENT EVENTS

     On April 27, 2001, the Company announced that its chief executive officer, Mr. John J. Lee had been diagnosed with cancer and was stepping down as chief executive officer of the Company. As an interim measure, and to assist the senior management during this transition, the board asked two directors, Martin
L. Solomon and Sanjeev K. Mehra, to act in their capacity as directors as an office of the chief executive until a successor is appointed. In addition, the board established a search committee to begin the process of evaluating potential CEO candidates. Mr. Lee's retirement by virtue of disability triggered the early vesting of certain deferred compensation and equity compensation awards together with a termination payment. As a result of the early vesting and the termination payment, the Company will record certain non-recurring compensation expenses in the second quarter 2001 financial statements of approximately $5 million.


RESULTS OF OPERATIONS

     NET SALES: Net sales of $276.2 million for the first quarter of 2001 were 5% higher than 2000 first quarter pro forma revenue of $263.2 million. Had the same U.S. dollar, British pound and Euro exchange rates applied in the first quarter of 2001 as in the first quarter of 2000, sales for the 2001 quarter would have been $283.2 million, or 8% higher than the pro forma sales for the 2000 quarter.

     The revenue increase was attributable to growth in the commercial aerospace market as a result of higher build rates for Airbus, Boeing and several regional aircraft manufacturers and increased production in the space and defense market related to several programs, partially offset by lower sales volumes in the electronics market.

     The following table summarizes actual and pro forma net sales to third-party customers by product groups and market segments for the quarters ended March 31, 2001 and 2000, respectively:

---------------------------------------------------------------------------------------------------------------------
                                                                       UNAUDITED
                                    ---------------------------------------------------------------------------------
                                      COMMERCIAL        SPACE &
(IN MILLIONS)                         AEROSPACE         DEFENSE       ELECTRONICS      INDUSTRIAL          TOTAL
---------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2001
  Reinforcement products              $    18.1       $      5.5       $    34.7       $    28.1       $      86.4
  Composite materials                      99.3             26.9               -            34.0             160.2
  Engineered products                      26.0              3.6               -               -              29.6
---------------------------------------------------------------------------------------------------------------------
   Total                              $   143.4       $     36.0       $    34.7       $    62.1       $     276.2
                                            52%              13%             13%             22%              100%
---------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST QUARTER 2000 (a)
   Reinforcement products             $    15.6       $      4.1       $    43.6       $    23.8       $      87.1
   Composite materials (b)                 90.8             23.3               -            32.4             146.5
   Engineered products                     27.1              2.5               -               -              29.6
---------------------------------------------------------------------------------------------------------------------
   Total                              $   133.5       $     29.9       $    43.6       $    56.2       $     263.2
                                            51%              11%             17%             21%              100%
---------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2000
  Reinforcement products              $    15.6       $      4.1       $    43.6       $    23.8       $      87.1
  Composite materials (b)                  90.8             23.3               -            32.4             146.5
  Engineered products                      43.7              2.5               -               -              46.2
---------------------------------------------------------------------------------------------------------------------
   Total                              $   150.1       $     29.9       $    43.6       $    56.2       $     279.8
                                            54%              11%             15%             20%              100%
---------------------------------------------------------------------------------------------------------------------

(a) Pro forma net sales give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred on January 1, 2000.
(b)   2000 has been reclassified for comparative purposes.

      Commercial aerospace net sales increased 7.4% to $143.4 million for the first quarter of 2001, as compared to pro forma net sales of $133.5 million for the first quarter of 2000. This increase in comparable first quarter sales reflects higher build rates at Airbus, Boeing and several regional aircraft manufacturers, partially offset by the impact of the weaker dollar against the Euro and the British pound sterling.

      Commercial aerospace net sales for the Company's reinforcement products and composite materials businesses increased due to the higher build rates. The commercial aerospace revenue of the engineered products business is program and contract specific so this business has not yet derived any net revenue growth from build rate changes. Boeing has confirmed that it expects to meet its projections to deliver approximately 530 aircraft in 2001 and another 530 in

2002, an increase over 2000 deliveries; and Airbus has confirmed production plans to increase deliveries to over 300 per year through 2003. The benefit that the Company obtains from any increase in build rates in 2001 and 2002 will depend upon the mix of aircraft that are produced, the continuing impact on the aerospace supply chain of the pressure to reduce the cost of commercial aircraft and the results of productivity improvement from the Company's Lean Enterprise initiatives.

      Space and defense net sales for the first quarter of 2001 increased 20.4% to $36.0 million, from first quarter 2000 pro forma net sales of $29.9 million. This increase is reflected primarily in the Company's composite material and reinforcement products businesses and is due to increased sales related to several programs, including the F/A-18 and the Eurofighter as well as Boeing's Delta Launchers family. Looking forward, the requirements of both the United States and European armed forces continue to support an outlook of increased procurement of military aircraft and helicopters and the new generation of military aircraft use more of Hexcel's products. Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tiltrotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

      Electronics net sales were $34.7 million in the first quarter of 2001, a decrease of 20.4% from pro forma net sales of $43.6 million in the comparable 2000 quarter. This decline reflects the downturn in the U.S. electronics industry and the ensuing adjustments throughout the electronics industry supply chain. Demand for Hexcel's woven electrical fabrics that are the reinforcement for printed circuit boards declined sharply at the end of the first quarter of 2001. This reduction in demand was the net result of finished electronic goods producers responding to their excess inventories by cutting back on their purchases, which has impacted the entire supply chain. In April 2001, this effect started to become evident in the Company's wholly owned operations in France and at its Asian joint venture. In response to these market conditions, the Company has idled manufacturing capacity and furloughed some production employees, and will continue to monitor the situation closely and make further adjustments if warranted by market developments. Customer orders in April and so far in May have remained at the reduced levels seen in March. The Company's customers are not yet able to determine when the market will return to more normalized levels that reflect the fundamental growth rate of the electronics industry. With this lack of visibility, the Company must conclude that electronics revenues will be lower still in the second quarter than they were in the first quarter.

      Industrial net sales increased 10.4% to $62.1 million for the first quarter of 2001 from $56.2 million pro forma net sales for the same 2000 quarter. The increase reflects sales growth in several segments, especially fabrics (reinforcement segment) used in ballistic and architectural markets and in composite materials for the wind energy market. Absent a significant deterioration in the general macroeconomic environment, Hexcel expects sales to wind energy and automotive customers to grow in 2001, driven by growing demand for low-cost sources of renewable energy and improved automobile safety, as well as Hexcel's success in developing products that satisfy these customer applications.

      GROSS MARGIN: Gross margin for the first quarter of 2001 was $60.1 million or 21.8% of net sales, compared to gross margin of $57.7 million or 21.9% of net sales on a pro forma basis for the first quarter of 2000. The increase in gross margin reflects the sales increases discussed above offset by the negative impact of increased energy costs, particularly in the western United States, and reduced production at our U.S. electronics fabrics manufacturing plants. Energy costs in the first quarter of 2001 were approximately $2 million higher than in the first quarter of 2000.

      OPERATING INCOME: Operating income was $22.6 million or 8.2% of net sales in the first quarter of 2001, compared with $ 20.7 million or 7.9% of net sales on a pro forma basis in the first quarter of 2000. Excluding business consolidation expenses, operating income for the first quarter of 2001 was $23.7 million or 8.6% of net sales, versus $21.9 million or 8.3% of net sales on a pro forma basis for the first quarter of 2000. Business consolidation expenses totaled $1.1 million in the first quarter of 2001 and $1.2 million in the comparable 2000 quarter. (Refer to Note 5 of the accompanying condensed consolidated financial statements.)

      The aggregate increase in operating income, excluding business consolidation expenses, reflects the increase in gross margin over the pro forma total for the first quarter of 2000 and a slight reduction in research and technology expenses, partially offset by higher selling, general and administrative ("SG&A") expenses. The Reinforcement Products segment increased its operating income by 8.6%, while the Composite Materials segment increased its operating income by 11.9%, excluding business consolidation expenses, as compared to the first quarter of 2000 on a pro form basis. The Engineered Products segment reported a decrease in operating income of $1.5 million, after adjusting for the sale of the Bellingham business on a pro forma basis, reflecting the reduced performance from the business that became evident in the second half of 2000. The Company is pursuing a series of actions focused on progressively improving the performance of this business segment.

      SG&A expenses were $31.7 million or 11.5% of net sales for the first quarter of 2001, compared with $30.8 million or 11.7% of net sales on a pro forma basis for the first quarter of 2000. Research and technology expenses for the first quarter of 2001 were $4.7 million or 1.7% of net sales, compared with $5.0 million or 1.9% of net sales on a pro forma basis for the first quarter of 2000.

      INTEREST EXPENSE: Interest expense was $16.3 million for the first quarter of 2001, compared to $18.4 million for the first quarter of 2000. The decrease in interest expense primarily reflects the reduction in term debt outstanding under the Company's Senior Credit Facility that resulted from the use of the proceeds from the sale of the Bellingham business to pay down debt.

      EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the first quarter of 2001 was $1.4 million compared to $0.4 million for the first quarter of 2000 reflecting the strong performance of the Company's electronics fabrics venture in Asia, partially offset by the initial start-up costs of the Company's engineered products ventures in China and Malaysia. The start-up costs of those joint ventures during 2001 are anticipated to reduce the Company's reported equity in earnings by approximately half compared to 2000. The electronics industry market conditions discussed above have also started to impact Asian customer demand and are anticipated to reduce the second quarter 2001 equity in earnings from the Company's Asian electronic fabrics joint venture.

      NET INCOME AND NET INCOME PER SHARE:

 -------------------------------------------------------------------------------------------------------------------
                                                                                        QUARTER ENDED MARCH 31,
                                                                                                         PRO FORMA
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  2001             2000(a)
 -------------------------------------------------------------------------------------------------------------------
 Net income                                                                           $   5.5              $  3.4
 Adjusted net income (b)                                                              $   6.2              $  4.2
 Diluted net income per share                                                         $  0.15              $ 0.09
 Diluted net income per share excluding goodwill amortization                         $  0.20              $ 0.17
 Adjusted diluted net income per share (b)                                            $  0.16              $ 0.11
 Diluted weighted average shares outstanding                                             38.1                36.8
 -------------------------------------------------------------------------------------------------------------------

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.
(b)   Excludes business consolidation expenses and related income taxes.

      The Company's convertible subordinated notes, due 2003, and its convertible subordinated debentures, due 2011, were excluded from the 2001 and 2000 computations of net income per diluted share, as they were antidilutive. (Refer to Note 6 of the accompanying condensed consolidated financial statements for the calculation of diluted net income per share.)

      EBITDA AND ADJUSTED EBITDA: Earnings before business consolidation expenses, other income, interest, taxes, depreciation and amortization and equity in earnings of affiliated companies ("Adjusted EBITDA") for the first quarter 2001 was $38.9 million, an increase of 6.6% above the 2000 first quarter pro forma Adjusted EBITDA of $36.5 million.

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

      A reconciliation of net income to EBITDA and Adjusted EBITDA for the applicable periods follows:

---------------------------------------------------------------------------
                                                    QUARTER ENDED MARCH 31,
                                                               PRO FORMA
(IN MILLIONS)                                        2001        2000(a)
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Net income                                    $       5.5      $     3.4
Provision for income taxes                            2.2            1.5
Interest expense                                     16.3           16.1
Depreciation and amortization expense                15.2           14.7
Equity in income of affiliated companies              1.4            0.4
---------------------------------------------------------------------------
EBITDA                                               37.8           35.3
Business consolidation expenses                       1.1            1.2
---------------------------------------------------------------------------
Adjusted EBITDA                               $      38.9      $    36.5
===========================================================================
(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.


FINANCIAL CONDITION AND LIQUIDITY


CASH FLOW FROM OPERATING ACTIVITIES: Net cash provided by operating activities was $3.4 million in the first quarter of 2001 as compared to net cash used for operating activities of $6.1 million for the 2000 first quarter. This increase is due to higher net income, a decrease in working capital requirements and a slight decrease in deferred income taxes in the first quarter of 2001. The working capital improvement is due to the timing of certain cash expenditures, which more than offset the increased inventory levels resulting primarily from the fall-off in the electronics market demand and the increased accounts receivable resulting from increased sales. As a result, the improvement is anticipated to reverse in the second quarter of 2001.

INVESTING: Net cash used for investing activities in the first quarter of 2001 was $10.6 million compared to $7.8 million used in the 2000 first quarter. The increase in capital expenditures of $6.2 million represents the Company's continued efforts toward process improvements, capacity additions for high-growth product applications such as electronics, automotive and wind energy; and environmental, safety and maintenance initiatives.

FINANCING: During the first quarter of 2001, net cash of $7.5 million was provided by financing activities compared with net cash provided of $17.8 million in the first quarter of 2000. As of March 31, 2001, Hexcel's total debt outstanding was $679.9 million, an increase of $6.3 million from the outstanding balance as of December 31, 2000. The increase in debt was needed to finance the Company's working capital requirements and to fund capital expenditures. The Company believes that its current Senior Credit Facility and long-term borrowings will be adequate to fund its ongoing business operations for the foreseeable future.

     The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. At March 31, 2001, the Company was in compliance with all covenants. In anticipation of continuing lower sales volume in the electronics market, on May 11, 2001, the Company amended certain of its financial covenants under the Senior Credit Facility. As a result, the Company currently anticipates continued compliance with all financial covenants for the remainder of 2001. For further information regarding the Company's financial resources, see Note 4 of the accompanying condensed consolidated financial statements.

RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges for the quarter ended March 31, 2001 was 1.4x compared to 1.3x for the same 2000 quarter on a pro forma basis. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of sales and EBITDA; (b) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (c) expectations regarding the growth in the production of military aircraft and helicopters; (d) expectations regarding future demand for electronics fabrics, and related manufacturing capacity utilization; (e) expectations regarding sales growth, sales mix, and gross margins; (f) expectations concerning certain compensation expenses associated with the retirement of Mr. John J. Lee by virtue of disability; (g) expectations regarding 2001 capital expenditures; (h) expectations regarding the performance of the Company's joint venture interests; (i) expectations regarding the Company's financial condition and liquidity; (j) estimated expenses, cash costs, and savings for business consolidation programs.

      Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company's global operating and financing activities, Hexcel is exposed to various market risks that may affect its operational results and financial position. These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest the Company must pay on certain variable rate debt, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company considers its strategic use of cash flow hedges to be a prudent method of managing interest rate and foreign currency exchange rate sensitivities.

DERIVATIVES POLICY
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedging transactions. The hedging instruments are assessed for effectiveness at the inception of the hedge and throughout the term of the hedge designation. As long as the hedge remains highly effective, changes in the fair value of the Company's cash flow hedges are recorded in other comprehensive income, until earnings are affected by the transaction being hedged. Ineffectiveness is recorded immediately in the income statement. All derivatives are recognized on the balance sheet at their fair value. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

The market risk associated with interest rate and foreign exchange contracts is managed by the Company through monitoring of parameters that limit the types and degree of market risk that may be undertaken. The Company's derivative activities are regulated by written policies and procedures that are managed and monitored for compliance by the Finance Management Committee
(FMC). The FMC is composed of the chief financial officer, the chief accounting officer, the assistant treasurer, and other senior managers of the Company as may be appointed to the committee from time to time. The FMC periodically reports to the Audit Committee on the scope of the Company's derivative activities. The Company's policies together with the decisions and guidelines of the FMC: (a) sets forth risk-management philosophy and objectives through a corporate policy, (b) provides guidelines for derivative instrument usage, and (c) establishes procedures for control and valuation, counterparty credit approval, and monitoring and reporting of derivative activity. The use of derivative financial instruments to hedge exposures to changes in exchange rates and interest rates exposes the Company to credit risk. The Company minimizes the credit risk in derivative instruments by (a) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (b) limiting the amount of exposure to each counterparty, and (c) monitoring the financial condition of its counterparties.

FOREIGN EXCHANGE AND INTEREST RATE RISKS:
FOREIGN EXCHANGE - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. In January 2001, Hexcel entered into foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $96.7 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter ended March 31, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a loss of $4.9 million. Over the next twelve-month period, a $1.0 million loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. For the quarter ended March 31, 2001, hedge ineffectiveness and the fair value of the interest rate cap at March 31, 2001, was not material.

UTILITY PRICE RISKS:
During the fourth quarter of 2000 and continuing into 2001, there has been unprecedented volatility in the cost and supply of energy and in natural gas prices in the United States, particularly in the western states where the Company has many of its U.S. manufacturing facilities. Continued significant price changes are likely to have an impact on the Company's results of operations. In anticipation of continued volatility, the Company is exploring options to reduce energy consumption and to better control the price paid for energy sources. However, the outcome of the U.S. energy situation and its impact on the U.S. economy is unpredictable at this time and may pose unforeseen future risk.

Refer to the Company's 2000 Annual Report on Form 10-K for further information on market risks.

                           PART II. OTHER INFORMATION

                       HEXCEL CORPORATION AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

           10.1 Fifth Amendment, dated as of May 11, 2001, to the Second and Amended and Restated Credit Agreement, dated as of September 14, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.


(b)   REPORTS ON FORM 8-K:

      Current Report on Form 8-K dated January 19, 2001, relating to the Company's fourth quarter 2000 and 2000 year-end results.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


         HEXCEL CORPORATION
         (Registrant)


           May 15, 2001                        /s/ William J. Fazio
-----------------------------------          ---------------------------------
             (Date)                                William J. Fazio
                                                 Corporate Controller and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

10.1 Fifth Amendment, dated as of May 11, 2001, to the Second and Amended and Restated Credit Agreement, dated as of September 14, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.