Form 10-Q
period 2001-06-30
HEXCEL CORP /DE/
filed 2001-08-14
CIK 717605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       or

|_|         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
              For the transition period from _________ to _________

                          Commission File Number 1-8472

                               ------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING AT AUGUST 10, 2001
       COMMON STOCK                               36,661,077

================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                              PAGE

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements

               o   Condensed Consolidated Balance Sheet --
                   June 30, 2001 and December 31, 2000                                           2

               o   Condensed Consolidated Statement of
                   Operations -- The Quarters and Six Months Ended
                   June 30, 2001 and 2000                                                        3

               o   Condensed Consolidated Statement of
                   Cash Flows -- The Six Months Ended
                   June 30, 2001 and 2000                                                        4

               o   Notes to Condensed Consolidated
                   Financial Statements                                                          5

   ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                        12

   ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk                   21


PART II.    OTHER INFORMATION

   ITEM 2.  Changes in Securities and Use of Proceeds                                           22

   ITEM 4.  Submission of Matters to a Vote of Security Holders                                 22

   ITEM 6.  Exhibits and Reports on Form 8-K                                                    23


SIGNATURE                                                                                       24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                                                -------------------------
                                                                                  JUNE 30,   December 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                2001         2000
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      6.3    $      5.1
  Accounts receivable                                                                166.6         150.3
  Inventories                                                                        163.7         155.4
  Prepaid expenses and other assets                                                    7.5           5.5
  Deferred tax asset                                                                   8.6           9.7
---------------------------------------------------------------------------------------------------------
  Total current assets                                                               352.7         326.0

Property, plant and equipment                                                        613.6         615.3
Less accumulated depreciation                                                       (264.8)       (255.6)
---------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                  348.8         359.7

Goodwill and other purchased intangibles, net of accumulated
   amortization of $42.2 in 2001 and $36.1 in 2000                                   386.9         391.7
Investments in affiliated companies and other assets                                 134.8         134.0
---------------------------------------------------------------------------------------------------------
Total assets                                                                    $  1,223.2    $  1,211.4
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations             $     18.9    $     22.1
  Accounts payable                                                                    75.5          69.4
  Accrued liabilities                                                                104.0         106.4
---------------------------------------------------------------------------------------------------------
  Total current liabilities                                                          198.4         197.9

Long-term notes payable and capital lease obligations                                691.6         651.5
Other non-current liabilities                                                         47.1          46.3
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                    937.1         895.7

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 20.0 shares of stock authorized,
  no shares issued or outstanding in 2001 and 2000                                      --            --
Common stock, $0.01 par value, 100.0 shares of stock authorized,
  shares issued and outstanding of 38.5 in 2001 and 38.0 in 2000                       0.4           0.4
Additional paid-in capital                                                           286.2         280.7
Retained earnings                                                                     58.7          65.8
Accumulated other comprehensive loss                                                 (48.0)        (20.0)
---------------------------------------------------------------------------------------------------------
                                                                                     297.3         326.9
Less - Treasury stock, at cost, 0.9 shares in 2001 and 2000                          (11.2)        (11.2)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           286.1         315.7
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $  1,223.2    $  1,211.4
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------
                                                                            UNAUDITED
                                                       ---------------------------------------------------
                                                         QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)                       2001         2000        2001        2000
----------------------------------------------------------------------------------------------------------
Net sales                                              $   253.5    $   271.6   $   529.7    $   551.4
Cost of sales                                              201.8        211.1       417.9        428.7
----------------------------------------------------------------------------------------------------------
  Gross margin                                              51.7         60.5       111.8        122.7

Selling, general and administrative expenses                33.7         31.2        65.4         64.1
Research and technology expenses                             4.8          5.2         9.5         11.5
Business consolidation expenses                              1.8           --         2.9          1.2
----------------------------------------------------------------------------------------------------------
  Operating income                                          11.4         24.1        34.0         45.9
Gain on sale of Bellingham business                           --         68.3          --         68.3
Interest expense                                            17.3         17.2        33.6         35.6
----------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                         (5.9)        75.2         0.4         78.6
Provision for income taxes                                   3.8         26.5         6.0         27.7
----------------------------------------------------------------------------------------------------------
  Income (loss) before equity in earnings                   (9.7)        48.7        (5.6)        50.9
Equity in earnings of affiliated companies                   0.2          1.7         1.6          2.2
----------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item                   (9.5)        50.4        (4.0)        53.1
Extraordinary loss on early retirement of debt               3.1           --         3.1           --
----------------------------------------------------------------------------------------------------------
  Net income (loss)                                    $   (12.6)   $    50.4   $    (7.1)   $    53.1
==========================================================================================================
Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary item            $   (0.26)   $    1.38   $   (0.11)   $    1.45
    Extraordinary loss on early retirement of debt          0.08          --         0.08          --
----------------------------------------------------------------------------------------------------------
  Net income (loss)                                    $   (0.34)   $    1.38   $   (0.19)   $    1.45
==========================================================================================================
  Diluted:
    Income (loss) before extraordinary item            $   (0.26)   $    1.14   $   (0.11)   $    1.24
    Extraordinary loss on early retirement of debt          0.08          --         0.08          --
----------------------------------------------------------------------------------------------------------
  Net income (loss)                                    $   (0.34)   $    1.14   $   (0.19)   $    1.24
----------------------------------------------------------------------------------------------------------
Weighted average shares:
  Basic                                                     37.4         36.6        37.3         36.6
  Diluted                                                   37.4         45.5        37.3         45.2
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                      -------------------------
                                                                      SIX MONTHS ENDED JUNE 30,
 (IN MILLIONS)                                                            2001       2000
-----------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $  (7.1)   $   53.1
   Reconciliation to net cash provided by operating activities:
     Extraordinary loss on early retirement of debt                        0.7          --
     Depreciation and amortization                                        30.7        29.7
     Deferred income taxes                                                (3.3)       16.5
     Gain on sale of Bellingham business                                    --       (68.3)
     Business consolidation expenses                                       2.9         1.2
     Business consolidation payments                                      (3.8)       (4.9)
     Equity in earnings of affiliated companies                           (1.6)       (2.2)
     Working capital changes and other                                   (32.1)      (20.9)
-----------------------------------------------------------------------------------------------
   Net cash provided by (used for) operating activities                  (13.6)        4.2
-----------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                  (21.9)      (12.9)
   Proceeds from sale of Bellingham business                                --       113.3
   Proceeds from sale of other assets                                       --         1.1
   Payment for acquisition                                                (0.3)       --
   Investments in affiliated companies                                      --        (6.0)
-----------------------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities                  (22.2)       95.5
-----------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of credit facilities, net                        40.9       (82.8)
   Repayments of long-term debt and capital lease obligations, net        (2.2)       (9.5)
   Debt issuance costs                                                    (3.5)       (0.9)
   Activity under stock plans                                              0.7         0.3
-----------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities                   35.9       (92.9)
-----------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash equivalents              1.1          --
-----------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                 1.2         6.8
 Cash and cash equivalents at beginning of period                          5.1         0.2
-----------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                            $   6.3    $    7.0
===============================================================================================
 SUPPLEMENTAL DATA:
   Cash interest paid                                                  $  37.4    $   32.7
   Cash taxes paid                                                     $   7.9    $    2.9
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF ACCOUNTING

      The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2001 and the results of operations for the quarters and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The condensed consolidated balance sheet of the Company as of December 31, 2000 was derived from the audited 2000 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2001 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

NOTE 2 -- DISPOSITION OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

      On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business ("Bellingham") to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale resulted in an after-tax gain of approximately $44.0 million or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's Senior Credit Facility. The condensed consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the engineered products business segment up to the date of disposal.

      Net sales and operating income for the Bellingham business were as follows:


--------------------------------------------------------------------------------------
                              QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                 2001              2000            2001            2000
--------------------------------------------------------------------------------------
Sales                       $    --           $  2.4          $   --           $  19.0
Operating income (loss)     $    --           $ (0.6)         $   --           $   0.6
======================================================================================


NOTE 3 -- INVENTORIES

--------------------------------------------------------------------------------
(IN MILLIONS)                                        6/30/01           12/31/00
--------------------------------------------------------------------------------
Raw materials                                       $   68.2           $   74.5
Work in progress                                        45.3               45.2
Finished goods                                          50.2               35.7
--------------------------------------------------------------------------------
Total inventories                                   $  163.7           $  155.4
================================================================================

NOTE 4 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

-----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                            6/30/01         12/31/00
-----------------------------------------------------------------------------------------------------------------
Senior credit facility                                                                  $  252.0        $   211.9
European credit and overdraft facilities                                                     6.9             13.7
9.75% Senior subordinated notes, due 2009 (net of unamortized
  discount of $1.5 in 2001)                                                                338.5            240.0
Senior subordinated notes, due 2003                                                            -             24.4
7.0% Convertible subordinated notes, due 2003                                               46.9            114.4
7.0% Convertible subordinated debentures, due 2011                                          25.6             25.6
Various notes payable                                                                        0.1              0.3
-----------------------------------------------------------------------------------------------------------------
Total notes payable                                                                        670.0            630.3
Capital lease obligations                                                                   40.5             43.3
-----------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                     $  710.5        $   673.6
=================================================================================================================

Notes payable and current maturities of long-term liabilities                           $   18.9        $    22.1
Long-term notes payable and capital lease obligations,
  less current maturities                                                                  691.6            651.5
-----------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                     $  710.5        $   673.6
=================================================================================================================

SENIOR CREDIT FACILITY

      Hexcel's global credit facility (the "Senior Credit Facility") was amended on October 26, 2000, March 7, 2000, May 11, 2001 and June 21, 2001 to
accommodate, among other things, the planned sale of assets, the planned investment in additional manufacturing capacity for selected products, the impact of the decline in the Company's operating results on certain financial covenants, the sale by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of senior subordinated debt and the early redemption of certain term debt.

      The Senior Credit Facility, as amended, provides Hexcel with approximately $356.1 million of borrowing capacity, subject to certain limitations. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's foreign subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. As of June 30, 2001, the Company was in compliance with all covenants.

      Interest on outstanding borrowings under the Senior Credit Facility ranges from 1.00% to 3.25% in excess of the applicable London interbank rate, or at the option of the Company, from 0.25% to 2.25% in excess of the base rate of the administrative agent for the lenders. Prior to May 11, 2001, the upper limits of these interest ranges were 3.00% and 2.00%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility. As of June 30, 2001 and December 31, 2000, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 million of the Senior Credit Facility, providing a maximum fixed rate of interest of 5.5% on the applicable London interbank rate.

      Unused borrowing capacity under the Senior Credit Facility was approximately $97.0 million on June 30, 2001. After giving effect to the most restrictive financial covenant under the Senior Credit Facility, the maximum amount of additional debt the Company could borrow as of June 30, 2001 was $32.9 million. The Company has outstanding letters of credit of approximately $7.1 million at June 30, 2001. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million of term loans that are due for repayment in 2005.

9.75% SENIOR SUBORDINATED NOTES DUE 2009 AND REDEMPTION OF CERTAIN NOTES

      On June 29, 2001, the Company issued $100.0 million of 9.75% Senior Subordinated Notes Due 2009 at a price of 98.5% of face value. Net proceeds from the offering were used to redeem $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and to pay the entire principal amount of $25.0 million of the Increasing Rate Senior Subordinated Note Due 2003. The issuance and early retirement resulted in an approximate $6.5 million cash expenditure for the period.

NOTE 5 -- EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

      An extraordinary loss of $3.1 million was incurred in the second quarter of 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's outstanding Increasing Rate Senior Subordinated Note Due 2003. There was no tax benefit recognized on the extraordinary loss.

NOTE 6 -- NON-RECURRING EXPENSES

      In connection with the retirement of the former chief executive officer, John J. Lee, the Company recorded compensation expenses of $4.7 million in the second quarter of 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment.

      In May 2001, the Company obtained an amendment to certain of its financial covenants under its Senior Credit Facility. As a result of fees and expenses associated with the amendment, interest expense for the second quarter of 2001, was increased by approximately $1.0 million.

NOTE 7 -- BUSINESS CONSOLIDATION PROGRAMS

      Total accrued business consolidation expenses at June 30, 2001 and December 31, 2000, activity during the six months ended June 30, 2001, and a brief description of the Company's business consolidation program follows:

----------------------------------------------------------------------------------------------
                                                   EMPLOYEE         FACILITY &
                                                  Severance &       Equipment
(In millions)                                      Relocation       Relocation        Total
----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                    $   2.4          $   0.3          $   2.7
Business consolidation expenses                        0.1              2.8              2.9
Cash expenditures                                     (0.9)            (2.9)            (3.8)
Asset write-off                                         --             (0.2)            (0.2)
-----------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2001                        $   1.6          $    --          $   1.6
===============================================================================================

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

      For the six months ended June 30, 2001, Hexcel recognized $2.9 million of business consolidation expenses. Accrued expenses as of June 30, 2001 reflect accrued severance. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount.

NOTE 8 -- NET INCOME (LOSS) PER SHARE

--------------------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                       2001         2000              2001           2000
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss):
  Income (loss) before extraordinary item                  $   (9.5)     $  50.4           $  (4.0)       $  53.1
  Extraordinary loss on early retirement of debt                3.1           --               3.1             --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $  (12.6)     $  50.4           $  (7.1)       $  53.1
Weighted average common shares outstanding                     37.4         36.6              37.3           36.6
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share:
  Income (loss) before extraordinary item                  $  (0.26)     $  1.38           $ (0.11)       $  1.45
  Extraordinary loss on early retirement of debt               0.08           --              0.08             --
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                          $  (0.34)     $  1.38           $ (0.19)       $  1.45
====================================================================================================================
Diluted net income (loss):
  Income (loss) before extraordinary item                  $   (9.5)     $  50.4           $  (4.0)       $  53.1
  Extraordinary loss on early retirement of debt                3.1           --               3.1             --
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                     (12.6)        50.4              (7.1)          53.1
Effect of dilutive securities--
   Convertible subordinated notes, due 2003                      --          1.3                --            2.5
   Convertible subordinated debentures, due 2011                 --          0.3                --            0.6
--------------------------------------------------------------------------------------------------------------------
Adjusted diluted net income (loss)                         $  (12.6)     $  52.0           $  (7.1)       $  56.2
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                     37.4         36.6              37.3           36.6
Effect of dilutive securities--
   Stock options                                                 --          0.8                --            0.5
   Convertible subordinated notes, due 2003                      --          7.2                --            7.2
   Convertible subordinated debentures, due 2011                 --          0.9                --            0.9
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding             37.4         45.5              37.3           45.2
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share:
  Income (loss) before extraordinary item                  $  (0.26)     $  1.14          $  (0.11)      $   1.24
  Extraordinary loss on early retirement of debt               0.08           --              0.08             --
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                        $  (0.34)     $  1.14          $  (0.19)      $   1.24
====================================================================================================================

      The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the 2001 computations of diluted net income per share, as they were antidilutive. For the 2001 and 2000 periods, all and substantially all of the outstanding stock options, respectively, were excluded from the computation of diluted earnings per share due to their anitdilutive effect.

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

---------------------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
 (IN MILLIONS)                                                 2001         2000              2001            2000
---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                          $  (12.6)    $   50.4          $   (7.1)        $  53.1
 Net derivative loss                                            (3.5)          --              (8.4)             --
 Currency translation adjustment                                (9.3)        (1.7)            (19.6)           (4.8)
---------------------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)                          $  (25.4)    $   48.7          $  (35.1)        $  48.3
=====================================================================================================================

NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

CASH FLOW HEDGES

FOREIGN CURRENCY - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. At June 30, 2001, Hexcel had outstanding foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $100.7 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and six months ended June 30, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a loss of $3.5 million and $8.4 million, respectively. Over the next twelve-month period, approximately $2.0 million of the other comprehensive loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. Hedge ineffectiveness for the quarter and six months ended June 30, 2001 and the fair value of the interest rate cap at June 30, 2001 were not material.

NOTE 11 -- SEGMENT INFORMATION

     Hexcel evaluates the performance of its operating segments based on operating income before business consolidation expenses and compensation expenses associated with the former CEO's retirement ("Adjusted operating income"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

      Financial information for the Company's segments for the quarter and six month periods ended June 30, 2001 and 2000, is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                  UNAUDITED
--------------------------------------------------------------------------------------------------------------------
                                        REINFORCEMENT     COMPOSITE     ENGINEERED     CORPORATE
(IN MILLIONS)                             PRODUCTS        MATERIALS      PRODUCTS       & Other         Total
--------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2001
--------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $   64.2         $  156.2       $  33.1      $     --      $     253.5
  Intersegment sales                         28.3              2.0            --            --             30.3
--------------------------------------------------------------------------------------------------------------------
    Total sales                              92.5            158.2          33.1            --            283.8
  Adjusted operating income                   2.4             22.1           0.8          (7.4)            17.9
  Depreciation and amortization               9.1              5.1           0.8           0.5             15.5
  Business consolidation expenses             0.2              1.6            --            --              1.8
  Capital expenditures                        6.4              4.5            --           0.4             11.3
--------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2000
--------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $   94.6         $  147.0       $  30.0      $     --      $     271.6
  Intersegment sales                         25.1              1.8            --            --             26.9
--------------------------------------------------------------------------------------------------------------------
    Total sales                             119.7            148.8          30.0            --            298.5

  Adjusted operating income                  12.7             19.0           1.5          (9.1)            24.1
  Depreciation and amortization               8.6              4.7           0.8           0.6             14.7
  Business consolidation expenses            (2.9)             2.0           0.9            --               --
  Capital expenditures                        3.3              4.6           0.1           0.5              8.5
--------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $  150.6         $  316.4       $  62.7      $     --      $     529.7
  Intersegment sales                         58.0              4.1            --            --             62.1
--------------------------------------------------------------------------------------------------------------------
    Total sales                             208.6            320.5          62.7            --            591.8

   Adjusted operating income                 13.8             42.8           1.4         (16.4)            41.6
   Depreciation and amortization             18.3              9.8           1.6           1.0             30.7
   Business consolidation expenses            0.2              2.7            --            --              2.9
   Capital expenditures                      12.6              8.4           0.2           0.7             21.9
--------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------
  Net sales to external customers        $  181.7         $  293.5       $  76.2      $     --      $     551.4
  Intersegment sales                         52.3              4.1            --            --             56.4
--------------------------------------------------------------------------------------------------------------------
    Total sales                             234.0            297.6          76.2            --            607.8

   Adjusted operating income                 23.2             37.5           4.7         (18.3)            47.1
   Depreciation and amortization             17.2              9.5           1.8           1.2             29.7
   Business consolidation expenses           (2.2)             2.4           1.0            --              1.2
   Capital expenditures                       4.3              7.6           0.5           0.5             12.9
====================================================================================================================

Adjusted operating income has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted operating income may not be comparable to similarly titled financial measures of other companies. Adjusted operating income does not represent an alternative measure of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

      A reconciliation of Adjusted operating income to consolidated income
(loss) before income taxes is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                              QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                                  2001           2000                2001          2000
------------------------------------------------------------------------------------------------------------------------
Total Adjusted operating income                             $   17.9        $   24.1           $   41.6     $   47.1
Business consolidation expenses                                 (1.8)             --               (2.9)        (1.2)
Compensation expense associate with CEO's retirement            (4.7)             --               (4.7)          --
Interest expense                                               (17.3)          (17.2)             (33.6)       (35.6)
Gain on sale of Bellingham aircraft interiors business            --            68.3                 --         68.3
------------------------------------------------------------------------------------------------------------------------
Consolidated income (loss) before income taxes              $   (5.9)       $   75.2           $    0.4     $   78.6
========================================================================================================================

NOTE 12 -- TAXES

      Since 1999, the Company has generated taxable profits in Europe offset by net operating losses in the United States. During the same period, the Company's U.S. operations have generated losses, in part, because most of the Company's interest expense and goodwill amortization are serviced in the United States. The Company has recorded the benefit of these net operating losses by increasing the deferred tax asset carried on its balance sheet. As of March 31, 2001, the deferred tax asset balance was $42.9 million. The sharp decline in electronics revenues and the recognition of the non-recurring charges in the second quarter of 2001 have significantly increased U.S. net operating losses in 2001 compared to prior estimates. In light of this change in business outlook, in the second quarter of 2001, the Company has determined to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses. As a result, the Company recorded a tax provision of $3.8 million for the second quarter of 2001. Further, the Company did not recognize any tax benefit on the $3.1 million extraordinary loss recorded in the second quarter of 2001. Going forward, the Company will continue to reflect a tax provision on its European earnings. As a result, the Company's effective tax rate may change from quarter to quarter based on relative U.S. and European profitability. The amount of net deferred tax asset reflected on the Company's balance sheet could be reduced if estimates of future U.S. taxable income during the carry-forward period are reduced in light of future operating performance. For the six months ended June 30, 2001, the U.S. loss before income taxes was $27.7 million and the European income before income taxes was $28.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

--------------------------------------------------------------------------------------------------------------
                                                                                  QUARTER ENDED JUNE 30,
                                                                           -----------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                          2001                      2000
--------------------------------------------------------------------------------------------------------------
PRO FORMA: (a)
Sales                                                                      $   253.5                $   269.2
Gross margin %                                                                  20.4%                    22.4%
Adjusted operating income (b)                                              $    17.9                $    24.7
Adjusted operating income % (b)                                                  7.1%                     9.2%
Adjusted EBITDA (c)                                                        $    33.4                $    39.3
--------------------------------------------------------------------------------------------------------------
AS REPORTED:
Sales                                                                      $   253.5                $   271.6
Gross margin %                                                                  20.4%                    22.3%
Adjusted operating income (b)                                              $    17.9                $    24.1
Adjusted operating income % (b)                                                  7.1%                     8.9%
Adjusted EBITDA (c)                                                        $    33.4                $    38.8
Provision for income taxes (d)                                             $     3.8                $    26.5
Equity in earnings of affiliated companies                                 $     0.2                $     1.7
Income (loss) before extraordinary item                                    $    (9.5)               $    50.4
Extraordinary loss on early retirement of debt                             $     3.1                       --
Net income (loss)                                                          $   (12.6)               $    50.4
Diluted earnings per share                                                 $   (0.34)               $    1.14
==============================================================================================================

(a) Pro forma results give effect to the April 26, 2000 sale the of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.
(b) Excludes business consolidation expenses and compensation expenses associated with the former CEO's retirement.
(c) Excludes business consolidation expenses, compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham aircraft interiors business, interest, taxes, depreciation, amortization, equity in earnings of affiliated companies, and the extraordinary loss on early retirement of debt.
(d) 2001 reflects the impact of a reduced tax benefit from U.S. operating losses. 2000 includes approximately $24.0 million of provision for income taxes on the April 2000 gain from the sale of the Bellingham aircraft interiors business.

      Adjusted EBITDA and Adjusted operating income have been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. These measures may not be comparable to similarly titled financial measures of other companies. These measures do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with generally accepted accounting principles.

      The following discussions use comparisons of the results for the periods ended June 30, 2001 to the pro forma results for the periods ended June 30, 2000. The pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.

RECENT EVENTS

      The Board of Directors appointed Mr. David E. Berges to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company effective as of July 30, 2001. Mr. Berges succeeds Mr. John J. Lee who retired in April of 2001.


RESULTS OF OPERATIONS

      NET SALES: Net sales of $253.5 million for the second quarter of 2001 were 6% lower than 2000 second quarter pro forma revenue of $269.2 million. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the second quarter of 2001 as in the second quarter of 2000, sales for the 2001 quarter would have been $259.3 million, or 4% lower than the pro forma sales for the 2000 quarter.

      The decline in sales was primarily due to the decline in electronics revenues reflecting the impact of the electronics industry downturn. Increased sales in the commercial aerospace market resulted from higher build rates for Airbus, Boeing and several regional aircraft manufacturers and; in the industrial market from the continued strength in the soft body armor market and steady volume increases in wind energy and automotive components.

      The following table summarizes actual and pro forma net sales to third-party customers by product groups and market segments for the quarters ended June 30, 2001 and 2000, respectively:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          UNAUDITED
                                                             -------------------------------------------------------------------
                                                             COMMERCIAL      SPACE &
(IN MILLIONS)                                                 AEROSPACE      DEFENSE     ELECTRONICS   INDUSTRIAL       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2001 NET SALES
Reinforcement products                                        $   16.2       $   3.1       $  16.5       $  28.4       $   64.2
Composite materials                                               95.5          25.2            --          35.5          156.2
Engineered products                                               29.3           3.8            --            --           33.1
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                     $  141.0       $  32.1       $  16.5       $  63.9       $  253.5
                                                                    56%           13%            6%           25%           100%
--------------------------------------------------------------------------------------------------------------------------------
PRO FORMA (a)
SECOND QUARTER 2000 NET SALES
Reinforcement products                                        $   17.1       $   3.5       $  46.8       $  27.2       $   94.6
Composite materials (b)                                           85.0          28.5            --          33.5          147.0
Engineered products                                               25.5           2.1            --            --           27.6
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                     $  127.6       $  34.1       $  46.8       $  60.7       $  269.2
                                                                    47%           13%           17%           23%           100%
--------------------------------------------------------------------------------------------------------------------------------

(a) Pro forma net sales give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.
(b)   2000 has been reclassified for comparative purposes.

      Commercial aerospace net sales increased 10.5% to $141.0 million for the second quarter of 2001, as compared to pro forma net sales of $127.6 million for the second quarter of 2000. This increase in comparable second quarter sales reflects higher build rates at Airbus, Boeing and several regional aircraft manufacturers, partially offset by the impact of the weaker dollar against the Euro and the British pound sterling.

      Commercial aerospace net sales for the Company's composite materials and engineered products businesses reflect the impact of higher build rates while reinforcement products sales decreased slightly due to the timing of deliveries during the quarter. Boeing has confirmed that it expects to meet its projections to deliver approximately 530 aircraft in 2001 and has reduced projected 2002 deliveries to between 510 to 520 aircraft. Airbus has recently disclosed that they will increase production at a slower rate than previously projected but that they still anticipate delivering 400 aircraft in 2003 compared to 289 in 2000. The adjusted Boeing projections and the recently-lowered Airbus projections still reflect an increase over 2000 deliveries. The benefit that the Company obtains from any increase in build rates in 2001 and 2002 will depend upon the mix of aircraft that are produced, the impact of the continuing pressure on the aerospace supply chain to reduce the cost of commercial aircraft and the results of productivity improvement from the Company's Lean Enterprise initiatives.

      Space and defense net sales for the second quarter 2001 of $32.1 million reflect a $2.0 million, or 6%, decrease from second quarter 2000 pro forma net sales of $34.1 million. This decrease is reflected primarily in the Company's composite material and reinforcement products businesses, offset slightly by an increase in the Company's engineered products segment. The quarter is reflective of normal quarter-to-quarter timing variations in deliveries and the Company continues to view the space and defense revenue trend as positive. Looking forward, the requirements of both the United States and European armed forces continue to support an outlook of increased procurement of military aircraft and helicopters and the new generation of military aircraft use more of Hexcel's products. Hexcel is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tiltrotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

      Electronics net sales, which are reflected in the Company's reinforcement products segment, were $16.5 million in the second quarter of 2001, a decrease of 65% from pro forma net sales of $46.8 million in the comparable 2000 quarter. This decline reflects the downturn in the electronics industry and the ensuing adjustments throughout the electronics industry supply chain. Demand for Hexcel's woven electronic glass fabrics that are the reinforcement for printed circuit boards declined sharply at the end of the first quarter of 2001 in the United States. Lower demand was the net result of finished electronics goods producers responding to their excess inventories by cutting back on their purchases, which has impacted the entire supply chain. Customer requirements have remained at these much reduced levels throughout the second quarter. This market decline became evident in the Company's wholly owned operations in France and at its Asian joint venture during the second quarter of 2001. In response to these market conditions, the Company has idled manufacturing capacity, cut non-essential expenditures, laid off some production employees and furloughed others. The Company will continue to monitor the situation closely and make further adjustments if warranted by market developments. The Company continues to look for signs of improving demand and an end to the inventory correction; however, there remains limited visibility down the electronics supply chain. With this lack of visibility and the seasonal impact of the European vacation period, the Company concludes that electronics revenues will not recover in the third quarter of 2001 and may be weaker than they were in the second quarter of 2001.

      Industrial net sales increased 5% to $63.9 million for the second quarter of 2001 from $60.7 million pro forma net sales for the same 2000 quarter. The increase reflects sales growth in several segments, especially fabrics (reinforcement segment) used in the ballistic market and in composite materials for the wind energy and automotive markets. Absent a significant deterioration in the general macroeconomic environment, Hexcel expects sales to wind energy and automotive customers to grow in 2001, driven by growing demand for low-cost sources of renewable energy and improved automobile safety, as well as Hexcel's success in developing products that satisfy these customer applications.

      GROSS MARGIN: Gross margin for the second quarter of 2001 was $51.7 million or 20.4% of net sales, compared to gross margin of $60.4 million or 22.4% of net sales on a pro forma basis for the second quarter of 2000. The decrease in gross margin reflects the impact of the sharp decrease in electronics sales and the corresponding reduction in production at our U.S. electronics fabrics manufacturing plants, which more than offset the improved margin in the composite materials segment reflecting the strong aerospace market. Increased energy costs for the second quarter of 2001 compared to the same 2000 quarter contributed to the gross margin decline by approximately $1.3 million.

      OPERATING INCOME: Operating income was $11.4 million, or 4.5%, of net sales in the second quarter of 2001, compared with $24.7 million, or 9.2%, of pro forma net sales in the second quarter of 2000. Excluding business consolidation expenses and compensation expenses associated with the former CEO's retirement, operating income for the second quarter of 2001 was $17.9 million, or 7.1% of net sales, a decrease of $6.8 million, or 27.5% when compared to the same 2000 quarter on a pro forma basis. Business consolidation expenses totaled $1.8 million and compensation expenses associated with the former CEO's retirement totaled $4.7 million in the second quarter of 2001.

      The aggregate decrease in operating income, excluding the business consolidation expenses and the compensation expenses associated with the former CEO's retirement, reflects the decrease in gross margin partially offset by a decrease in selling, general and administrative ("SG&A) expenses and a slight reduction in research and technology expenses. The reinforcement products segment decreased its operating income by 81.1% reflecting the electronics industry downturn discussed earlier, while the composite materials segment increased its operating income by 16.3%, excluding business consolidation expenses, as compared to the pro forma 2000 second quarter. The engineered products segment reported a decrease in operating income of $1.3 million compared to the second quarter of 2000, after adjusting for the sale of the Bellingham business on a pro forma basis. The performance of this business significantly deteriorated in the second half of 2000 as the business mix changed. The Company is pursuing a series of actions focused on progressively improving the performance of this business segment.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses were $33.7 million or 13.3% of net sales for the second quarter of 2001. Excluding compensation expenses associated with the former CEO's retirement, expenses were $29.0 million, or 11.4%, compared with $30.8 million, or 11.4% of net sales for the second quarter of 2000 on a pro forma basis. This decrease reflects the impact of initiatives to reduce or defer expenses to mitigate the impact of the reduction in sales to the electronics market segment. Research and technology expenses for the second quarter of 2001 were $4.8 million, or 1.9% of net sales, compared with $4.9 million, or 1.8% of net sales, on a pro forma basis, for the second quarter of 2000.

      INTEREST EXPENSE: Interest expense was $17.3 million for the second quarter of 2001, compared to $17.2 million for the second quarter of 2000. Interest expense for the 2001 quarter includes bank amendment fees of approximately $1.0 million related to the amendment of certain financial covenants under the Senior Credit Facility. (Refer to Note 4 to the accompanying condensed consolidated financial statements.) Interest expense for the second quarter of 2001, excluding the bank amendment fees, decreased by approximately $1.0 million compared to the second quarter of 2000 reflecting the reduction of debt due to the net proceeds from the Bellingham transaction and declining interest rates on the Company's Senior Credit Facility.

      EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the second quarter of 2001 was $0.2 million compared to $1.7 million for the second quarter of 2000. The $1.5 million decrease reflects the impact of the electronics market decline on the Company's Asian reinforcement products joint venture and the effect of start-up losses associated with the engineered products joint ventures in China and Malaysia. The earnings contribution from the Asian reinforcement products joint venture is anticipated to show a further decline in the third quarter and when combined with the start-up losses of the two engineered products joint ventures will result in the Company reporting a loss for its joint venture interests in the third quarter of 2001. These changes in performance do not affect the Company's cash flows.

      TAXES: Since 1999, the Company has generated taxable profits in Europe offset by net operating losses in the United States. During the same period, the Company's U.S. operations have generated losses, in part, because most of the Company's interest expense and goodwill amortization are serviced in the United States. The Company has recorded the benefit of these net operating losses by increasing the deferred tax asset carried on its balance sheet. As of March 31, 2001, the deferred tax asset balance was $42.9 million. The sharp decline in electronics revenues and the recognition of the non-recurring charges in the second quarter of 2001 have significantly increased U.S. net operating losses in 2001 compared to prior estimates. In light of this change in business outlook, in the second quarter the Company has determined to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses. As a result, the Company recorded a tax provision of $3.8 million for the second quarter of 2001. Further, the Company did not recognize any tax benefit on the $3.1 million extraordinary loss recorded in the second quarter of 2001. Going forward, the Company will continue to reflect a tax provision on its European earnings. As a result, the Company's effective tax rate may change from quarter to quarter based on relative U.S. and European profitability. The amount of net deferred tax asset reflected on the Company's balance sheet could be reduced if estimates of future U.S. taxable income during the carry-forward period are reduced in light of future operating performance. For the six months ended June 30, 2001, the U.S. loss before income taxes was $27.7 million and the European income before income taxes was $28.1 million.

      EXTRAORDINARY LOSS: An extraordinary loss of $3.1 million was incurred in the second quarter of 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's outstanding Increasing Rate Senior Subordinated Note Due 2003. There was no tax benefit recognized on the extraordinary loss.

YEAR-TO-DATE RESULTS

----------------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                        --------------- ------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                       2001                    2000
----------------------------------------------------------------------------------------------------------
PRO FORMA: (a)
   Sales                                                                $   529.7               $   532.4
   Gross margin %                                                            21.1%                   22.2%
   Adjusted operating income (b)                                        $    41.6               $    46.6
   Adjusted operating income % (b)                                            7.9%                    8.8%
   Adjusted EBITDA (c)                                                  $    72.3               $    75.9
----------------------------------------------------------------------------------------------------------
AS REPORTED:
   Sales                                                                $   529.7               $   551.4
   Gross margin %                                                            21.1%                   22.2%
   Adjusted operating income (b)                                        $    41.6               $    47.1
   Adjusted operating income % (b)                                            7.9%                    8.5%
   Adjusted EBITDA (c)                                                  $    72.3               $    76.8
   Provision for income taxes (d)                                       $     6.0               $    27.7
   Equity in earnings of affiliated companies                           $     1.6               $     2.2
   Extraordinary loss on early retirement of debt                       $     3.1                      --
   Net income (loss)                                                    $    (7.1)              $    53.1
   Diluted earnings (loss) per share                                    $   (0.19)              $    1.24
==========================================================================================================

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.
(b) Excludes business consolidation expenses and compensation expenses associated with the former CEO's retirement.
(c) Excludes business consolidation expenses, compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham aircraft interiors business, interest, taxes, depreciation, amortization, equity in earnings of affiliated companies and the extraordinary loss on early retirement of debt.
(d) 2001 reflects the impact of a reduced tax benefit from U.S. operating losses. 2000 includes approximately $24.0 million of provision for income taxes on the April 2000 gain from the sale of the Bellingham aircraft interiors business.

      NET SALES AND GROSS MARGIN: Net sales for the first half of 2001 were $529.7 million, a decrease of 0.5% when compared to the first half of 2000 pro forma net sales of $532.4 million. Gross margin for the first half of 2001 was $111.8 million or 21.1% versus pro forma gross margin of $118.1 million, or 22.2% of pro forma net sales for the same period in 2000. The strengthening of the U.S. dollar against the British pound sterling and the Euro in the last twelve months has reduced first half revenues by approximately $13.0 million compared to the first half of 2000. Increased utility costs in the U.S. for the six-month period has reduced gross margins by approximately $3.3 million compared to the same 2000 period. The decrease in net sales and gross margin percentage compared to 2000 results primarily reflects the factors previously discussed.

      The following table summarizes actual and pro forma net sales to third-party customers by product group and market segment for the six month periods ended June 30, 2001 and 2000, respectively:

-------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                    -------------------------------------------------------------------------------
                                    COMMERCIAL      SPACE &
(IN MILLIONS)                       AEROSPACE       DEFENSE      ELECTRONICS       INDUSTRIAL           TOTAL
-------------------------------------------------------------------------------------------------------------------
FIRST HALF 2001
  Reinforcement products             $  34.3         $   8.6       $   51.2            $  56.5            $ 150.6
  Composite materials                  194.8            52.1             --               69.5              316.4
  Engineered products                   55.3             7.4             --                 --               62.7
-------------------------------------------------------------------------------------------------------------------
                                     $ 284.4         $  68.1       $   51.2            $ 126.0            $ 529.7
   Total                                  53%             13%            10%                24%               100%
-------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST HALF 2000
  Reinforcement products             $  32.7         $   7.6       $   90.4            $  51.0            $ 181.7
  Composite materials                  181.7            45.9             --               65.9              293.5
  Engineered products                   52.6             4.6             --                 --               57.2
-------------------------------------------------------------------------------------------------------------------
                                     $ 267.0         $  58.1       $   90.4            $ 116.9            $ 532.4
   Total                                  50%             11%            17%                22%               100%
===================================================================================================================

      OPERATING INCOME: Operating income for the first six months of 2001 was $34.0 million, compared with pro forma operating income of $45.4 million for the same period in 2000. Excluding business consolidation expenses of $2.9 million and $1.2 million incurred in the first half of 2001 and 2000, respectively, and excluding $4.7 million of compensation expenses associated with the former CEO's retirement in the 2001 period, operating income was $41.6 million, or 7.9% of net sales for 2001 compared with $46.6 million, or 8.8% of pro forma net sales for 2000. The aggregate decrease in operating income is the result of lower sales and gross margins, and higher SG&A expenses partially offset by a decrease in research and technology expenses. SG&A expenses, excluding $4.7 million of compensation expenses associated with the former CEO's retirement, were $60.7 million, or 11.5% of net sales for the first half of 2001, compared to pro forma SG&A of $60.3 million, or 11.3% of pro forma net sales for the same period in 2000. Research and technology expenses were $9.5 million, or 1.8% of net sales for the first half of 2001, compared to $11.2 million, or 2.1% of net sales for the comparable 2000 period, on a pro forma basis.

      INTEREST EXPENSE: Interest expense for the first half of 2001 was $33.6 million compared to $32.5 million pro forma interest expense for the first half of 2000. The increase in interest expense resulted primarily from bank amendment fees of approximately $1.0 million related to the 2001 amendment of certain financial covenants under the Senior Credit Facility. (Refer to Note 6 to the accompanying condensed consolidated financial statements).

      EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the six month period ended June 30, 2001 was $1.6 million compared to $2.2 million for the same period of 2000, reflecting the impact of the electronics industry downturn on the operating results of the Company's electronics fabrics joint venture in Asia as well as the planned start-up costs associated with the engineered products joint ventures in China and Malaysia.

      TAXES: The Company's tax provision of $6.0 million for the first half of 2001 reflects the impact of reduced tax benefits recorded for U.S. operating losses resulting from the change in business outlook for the Company. (Refer to Note 12 to the accompanying condensed consolidated financial statements.)

      EXTRAORDINARY LOSS: An extraordinary loss of $3.1 million was incurred in the second quarter of 2001 as a result of the early retirement and redemption of certain long-term debt of the Company. (Refer to Note 5 to the accompanying condensed consolidated financial statements.)

EBITDA AND ADJUSTED EBITDA

     Earnings before business consolidation expenses, the 2001 compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham aircraft interiors business, interest, taxes, depreciation, amortization, equity in earnings of affiliated companies and the extraordinary loss on early retirement of debt ("Adjusted EBITDA") for the second quarter 2001 was $33.4 million, a decrease of 15%, when compared to pro forma Adjusted EBITDA for the second quarter 2000 of $39.3 million. Adjusted EBITDA for the first half of 2001 was $72.3 million, a decrease of 4.7%, compared to the first half of 2000 pro forma Adjusted EBITDA of $75.9 million.

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

A reconciliation of net income (loss) before extraordinary item to EBITDA and Adjusted EBITDA for the applicable periods follows:

---------------------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                                2001        2000 (a)           2001           2000 (a)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item               $   (9.5)     $   51.3         $   (4.0)        $   54.7
Provision for income taxes                                     3.8          26.9              6.0             28.4
Interest expense                                              17.3          16.4             33.6             32.7
Depreciation and amortization expense                         15.5          14.7             30.7             29.4
Equity in earnings of affiliated companies                    (0.2)         (1.7)            (1.6)            (2.2)
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                        26.9         107.6             64.7            143.0
Business consolidation expenses                                1.8                            2.9              1.2
Compensation expenses related to CEO's retirement              4.7            --              4.7               --
Gain on sale of Bellingham aircraft interiors business          --         (68.3)              --            (68.3)
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                           $   33.4      $   39.3         $   72.3         $   75.9
=====================================================================================================================

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW FROM OPERATING ACTIVITIES: Net cash used for operating activities was $13.6 million for the first half of 2001 as compared to net cash provided by operating activities of $4.2 million for the first half of 2000. This decrease is primarily due to lower net income and an increase in working capital requirements for the 2001 period. The increase in working capital requirements is due to the increased inventory levels resulting primarily from the fall-off in the electronics market demand and increased accounts receivable resulting from strong sales in all but the electronics market.

INVESTING: Net cash used for investing activities in the first six months of 2001 was $22.2 million compared to $95.5 million provided by investing activities in the 2000 first half. The 2000 period reflects the receipt of the proceeds from the sale of the Bellingham business, offset by capital expenditures of $12.9 million and $6.0 million of investments made in the Company's joint ventures in China and Malaysia. The 2001 use of $22.2 million primarily represents capital expenditures for the Company's continued efforts toward process improvements and capacity additions for high-growth product applications such as electronics, automotive and wind energy; and environmental, safety and maintenance initiatives.

FINANCING: During the six months ended June 30, 2001, net cash of $35.9 million was provided by financing activities compared with net cash used of $92.9 million in the six months ended June 30, 2000. The 2000 period reflects the repayment of debt from the proceeds received from the sale of the Bellingham business. As of June 30, 2001, Hexcel's total debt outstanding was $710.5 million, an increase of $36.9 million from the outstanding balance as of December 31, 2000. The increase in debt reflects the declining revenue in the electronics business and the increase in working capital requirements, the funding of capital expenditures and the costs associated with the issuance of the senior subordinated debt and the subsequent retirement of debt. The Company is targeting to reverse some of this increase in debt in the second half of the year through targeting working capital reduction and reduced capital expenditures.

      The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. In May 2001, certain financial covenants under the Senior Credit Facility were amended to accommodate the impact of the sharp fall-off in electronics sales volume on the Company. If the electronics market does not begin to recover before the end of the year, the Company may need to further amend these covenants. There can be no assurance such relief; if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders, if requested. For further information regarding the Company's financial resources, see Note 4 to the accompanying condensed consolidated financial statements.

      On June 29, 2001, the Company issued $100.0 million of 9.75% Senior Subordinated Notes Due 2009 at a price of 98.5%. Net proceeds from the offering were used to redeem $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and to pay the entire principal amount of $25.0 million of the Increasing Rate Senior Subordinated Note Due 2003. The refinancing reduced the Company's 2003 debt maturities from $149.5 million to $57.6 million. Debt maturities remaining in 2001 are $9.2 million and in 2002 are $9.7 million. The net impact of the offering is estimated to increase quarterly interest expense by approximately $0.6 million before tax. The cash costs associated with these financing actions amounted to approximately $6.5 million.

RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges for the quarter and six months ended June 30, 2001 was 0.7x and 1.0x, respectively, compared to 5.5x and 3.4x for the same 2000 periods on a pro forma basis. The calculation of earnings to fixed charges assumes that one-third of the Company's rental expense is attributable to interest expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of sales and EBITDA; (b) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (c) expectations regarding the growth in the production of military aircraft and helicopters; (d) expectations regarding the electronics market and the future demand for electronics fabrics, and related manufacturing capacity utilization; (e) expectations regarding sales growth, sales mix, and gross margins; (f) expectations regarding the performance of the Company's joint venture interests; (g) expectations regarding the Company's financial condition and liquidity; (h) estimated expenses, cash costs, and savings for business consolidation programs.

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

CASH FLOW HEDGES

FOREIGN CURRENCY - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. At June 30, 2001, Hexcel has outstanding foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $100.7 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and six months ended June 30, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a loss of $3.5 million and $8.4 million, respectively. Over the next twelve-month period, approximately $2.0 million of the other comprehensive loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. For the quarter and six months ended June 30, 2001, hedge ineffectiveness and the fair value of the interest rate cap at June 30, 2001 were not material.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 11, 2001, Hexcel issued 283,276 shares of common stock to Applied Fiber Systems, Ltd. ("AFS"), as part of the consideration paid to AFS to acquire from AFS its fiber reinforced thermoplastics business. The aggregate consideration paid to AFS at the closing was approximately $3.1 million in a combination of cash, shares of Hexcel common stock and liabilities of AFS assumed by Hexcel. Hexcel is also obligated to make certain payments to AFS in the future if the net sales of the acquired business exceed certain levels and, at Hexcel's option, a portion of these payments may be made in shares of Hexcel common stock. Hexcel relied upon Rule 506 of Regulation D under the Securities Act of 1933 (the "Securities Act") in concluding that the sale of 283,276 shares of Hexcel common stock to AFS on April 11, 2001 was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Such reliance was based on the facts that such sale was privately negotiated, that AFS was the sole purchaser, and that all requirements of Rule 506 were complied with in connection with such sale.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 10, 2001 (the "Meeting") in Stamford, Connecticut. Stockholders holding 35,530,346 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matter was submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

Each of the nine nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

DIRECTOR                                 FOR                          WITHHELD

H. Arthur Bellows, Jr.                35,387,538                       142,808
Robert S. Evans                       32,583,607                     2,946,739
James J. Gaffney                      35,385,167                       145,179
Marshall S. Geller                    35,396,301                       134,045
Harold E. Kinne                       32,581,877                     2,948,469
Sanjeev K. Mehra                      35,384,917                       145,429
Lewis Rubin                           35,391,113                       139,233
Peter M. Sacerdote                    35,386,913                       143,433
Martin L. Solomon                     35,410,013                       120,333

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

     Exhibit No.                     Description

       3.1 Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference herein to Exhibit 3.2 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

      10.1 Fifth Amendment and Consent, dated as of May 11, 2001, to the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference herein to Exhibit 10.1(h) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2,
                   2001).

      10.2 Sixth Amendment and Consent, dated as of June 21, 2001, to the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference herein to Exhibit 10.1(i) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2,
                   2001).

      10.3 Agreement, dated as of April 27, 2001, by and between Hexcel Corporation and John J. Lee (incorporated by reference herein to Exhibit 10.38(n) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

      10.4 Amendment, dated as of April 25, 2001, to the Governance Agreement dated as of December 19, 2000 among LXH, L.L.C., LXH II, L.L.C., Hexcel Corporation and the other parties listed on the signature pages thereto (incorporated by reference herein to Exhibit 10.51(a) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2,
                   2001).

(b)   REPORTS ON FORM 8-K:

      Current Report on Form 8-K dated April 19, 2001, relating to the Company's first quarter 2001 financial results.

      Current Report on Form 8-K dated April 30, 2001, relating to the retirement of the Company's chairman and chief executive officer, John J. Lee.

      Current Report on Form 8-K dated May 8, 2001, relating to the death of the Company's chairman and former chief executive officer, John J. Lee.

      Current Report on Form 8-K dated June 15, 2001, relating to the issuance of $100 million principal amount of senior subordinated notes and the use of the proceeds from such issuance.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and in the capacity indicated.


      HEXCEL CORPORATION
         (Registrant)


       August 14, 2001                         /s/ William J. Fazio
------------------------------       -------------------------------------------
            (Date)                             William J. Fazio
                                               Corporate Controller and
                                               Chief Accounting Officer