Form 10-Q
period 2001-09-30
HEXCEL CORP /DE/
filed 2001-11-14
CIK 717605

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       or

|_|         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
               For the transition period from ________ to ________

                          Commission File Number 1-8472

                           ---------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS            OUTSTANDING AT NOVEMBER 9, 2001
                       -----            -------------------------------
                    COMMON STOCK                  39,226,504

================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements

                o   Condensed Consolidated Balance Sheets--
                    September 30, 2001 and December 31, 2000                   2

                o   Condensed Consolidated Statements of
                    Operations -- The Quarters and Nine Months Ended
                    September 30, 2001 and 2000                                3

                o   Condensed Consolidated Statements of
                    Cash Flows -- The Nine Months Ended
                    September 30, 2001 and 2000                                4

                o   Notes to Condensed Consolidated
                    Financial Statements                                       5

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                         13

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        24


PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                                  25


SIGNATURE                                                                     26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                         ----------------------------------------
                                                                            SEPTEMBER 30,        December 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                            2001                2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $    16.5            $    5.1
   Accounts receivable, net                                                      154.5               150.3
   Inventories, net                                                              164.0               155.4
   Prepaid expenses and other assets                                              14.2                15.2
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                          349.2               326.0

Property, plant and equipment                                                    633.5               615.3
Less accumulated depreciation                                                   (281.1)             (255.6)
-----------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                              352.4               359.7

Goodwill and other purchased intangibles, net of accumulated
   amortization of $45.8 in 2001 and $36.1 in 2000                               384.6               391.7
Investments in affiliated companies and other assets                             132.9               134.0
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 1,219.1            $1,211.4
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations          $    19.2            $   22.1
  Accounts payable                                                                88.6                69.4
  Accrued liabilities                                                            101.8               106.4
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                      209.6               197.9

Long-term notes payable and capital lease obligations                            674.9               651.5
Other non-current liabilities                                                     46.4                46.3
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                930.9               895.7

Stockholders' equity:
Preferred stock, no par value, 20.0 shares of stock authorized,
  no shares issued or outstanding in 2001 and 2000                                   -                   -
Common stock, $0.01 par value, 100.0 shares of stock authorized,
  shares issued and outstanding of 39.2 in 2001 and 38.0 in 2000                   0.4                 0.4
Additional paid-in capital                                                       287.0               280.7
Retained earnings                                                                 45.9                65.8
Accumulated other comprehensive loss                                             (32.2)              (20.0)
-----------------------------------------------------------------------------------------------------------------
                                                                                 301.1               326.9
Less - Treasury stock, at cost, 1.1 shares in 2001 and 0.9 shares 2000           (12.9)              (11.2)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       288.2               315.7
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                   $ 1,219.1            $1,211.4
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                              UNAUDITED
                                                ----------------------------------------------------------------------
                                                  QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)                     2001            2000               2001             2000
----------------------------------------------------------------------------------------------------------------------
Net sales                                           $   240.6      $    247.5           $  770.3       $    798.8
Cost of sales                                           196.8           195.8              614.7            624.4
----------------------------------------------------------------------------------------------------------------------
  Gross margin                                           43.8            51.7              155.6            174.4

Selling, general and administrative expenses             27.7            29.8               93.1             93.9
Research and technology expenses                          4.5             5.0               14.0             16.6
Business consolidation expenses                           4.4             3.3                7.3              4.5
----------------------------------------------------------------------------------------------------------------------
  Operating income                                        7.2            13.6               41.2             59.4
Gain on sale of Bellingham business                         -               -                  -             68.3
Interest expense                                         16.0            16.0               49.6             51.6
----------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                      (8.8)           (2.4)              (8.4)            76.1
Provision for (benefit from) income taxes                 3.0            (0.8)               9.0             26.8
----------------------------------------------------------------------------------------------------------------------
   Income (loss) before equity in earnings              (11.8)           (1.6)             (17.4)            49.3
Equity in earnings (losses) of affiliated
  companies                                              (1.0)            1.7                0.6              3.9
----------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item               (12.8)            0.1              (16.8)            53.2
Extraordinary loss on early retirement of debt              -               -                3.1                -
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                 $   (12.8)     $      0.1           $  (19.9)      $     53.2
======================================================================================================================

Net income (loss) per share:
  Basic:
   Income (loss) before extraordinary item         $    (0.34)    $      0.00          $   (0.45)     $      1.45
   Extraordinary loss on early retirement of
     debt                                                   -               -              (0.08)               -
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                $    (0.34)    $      0.00          $   (0.53)     $      1.45
======================================================================================================================
  Diluted:
   Income (loss) before extraordinary item         $    (0.34)    $      0.00          $   (0.45)     $      1.28
   Extraordinary loss on early retirement of
     debt                                                   -               -              (0.08)               -
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                $    (0.34)    $      0.00          $   (0.53)     $      1.28
======================================================================================================================
Weighted average shares:
  Basic                                                  37.5            36.9               37.5             36.7
  Diluted                                                37.5            38.0               37.5             45.3
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                                                                            UNAUDITED
                                                                             ---------------------------------------
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                                                                              2001              2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                   $   (19.9)       $     53.2
  Reconciliation to net cash provided by operating activities:
    Extraordinary loss on early retirement of debt                                          0.7                 -
    Depreciation and amortization                                                          46.1              43.9
    Deferred income taxes                                                                  (2.9)             11.8
    Gain on sale of Bellingham business                                                       -             (68.3)
    Business consolidation expenses                                                         7.3               4.5
    Business consolidation payments                                                        (5.4)             (8.3)
    Equity in earnings of affiliated companies                                             (0.6)             (3.9)
    Working capital changes and other                                                      (0.9)            (20.1)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                24.4              12.8
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    (30.9)            (22.2)
  Proceeds from sale of Bellingham business                                                   -             113.3
  Proceeds from sale of other assets                                                          -               3.4
  Payment for acquisition                                                                  (0.3)                -
  Investments in affiliated companies                                                       0.8              (6.0)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                     (30.4)             88.5
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from credit facilities, net                                                   26.6              30.6
  Repayments of long-term debt and capital lease obligations, net                          (6.2)           (118.7)
  Debt issuance costs                                                                      (3.5)             (0.9)
  Activity under stock plans and other                                                     (0.4)              2.2
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                      16.5            (86.8)
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                0.9             (0.9)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  11.4              13.6
Cash and cash equivalents at beginning of period                                            5.1               0.2
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    16.5        $     13.8
====================================================================================================================

SUPPLEMENTAL DATA:
  Cash interest paid                                                                  $    56.0        $     56.3
  Cash taxes paid                                                                     $    12.1        $      6.2
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and Subsidiaries ("Hexcel" or the "Company") in accordance with generally accepted accounting principles in the United States of America, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2001 and the results of operations for the quarters and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The condensed consolidated balance sheet of the Company as of December 31, 2000 was derived from the audited 2000 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2001 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

     Net sales and operating income for the Bellingham business were as follows:

---------------------------------------------------------------------------------------------
                           QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                     2001            2000               2001             2000
---------------------------------------------------------------------------------------------
Net Sales                      $     -         $     -             $    -         $   19.0
Operating income               $     -         $     -             $    -         $    0.6
=============================================================================================

NOTE 3 - INVENTORIES

--------------------------------------------------------------------------------------------
(IN MILLIONS)                                                     9/30/01         12/31/00
--------------------------------------------------------------------------------------------
Raw materials                                                   $    73.7        $    74.5
Work in progress                                                     44.8             45.2
Finished goods                                                       45.5             35.7
--------------------------------------------------------------------------------------------
Total inventories                                               $   164.0        $   155.4
============================================================================================

NOTE 4 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                            9/30/01         12/31/00
--------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                                  $  237.2        $   211.9
European credit and overdraft facilities                                                     6.3             13.7
9.75% Senior subordinated notes, due 2009 (net of unamortized
  discount of $1.4 in 2001)                                                                338.6            240.0
Senior subordinated notes, due 2003                                                            -             24.4
7.0% Convertible subordinated notes, due 2003                                               46.9            114.4
7.0% Convertible subordinated debentures, due 2011                                          25.6             25.6
Various notes payable                                                                        0.1              0.3
--------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                        654.7            630.3
Capital lease obligations                                                                   39.4             43.3
--------------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                     $  694.1        $   673.6
====================================================================================================================

Notes payable and current maturities of long-term liabilities                           $   19.2        $    22.1
Long-term notes payable and capital lease obligations,
  less current maturities                                                                  674.9            651.5
--------------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                     $  694.1        $   673.6
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

      The Senior Credit Facility, as amended, provides Hexcel with approximately $354.8 million of borrowing capacity, subject to certain limitations. The Senior Credit Facility is secured by a pledge of shares of certain of the Company's foreign subsidiaries, as well as security interests in certain U.S. accounts receivable, inventories, and real property, plant and equipment. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. As of September 30, 2001, the Company was in compliance with all covenants.

     Interest on outstanding borrowings under the Senior Credit Facility ranges from 1.00% to 3.25% in excess of the applicable London interbank rate, or at the option of the Company, from 0.25% to 2.25% in excess of the base rate of the administrative agent for the lenders. Prior to May 11, 2001, the upper limits of these interest ranges were 3.00% and 2.00%, respectively. In addition, the Senior Credit Facility is subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility. As of September 30, 2001 and December 31, 2000, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 million of the Senior Credit Facility, providing a maximum fixed rate of interest of 5.5% on the applicable London interbank rate.

     Unused borrowing capacity under the Senior Credit Facility was approximately $99.0 million on September 30, 2001. After giving effect to the most restrictive financial covenant under the Senior Credit Facility, the maximum amount of additional debt the Company could borrow as of September 30, 2001 was $32.0 million. The Company has outstanding letters of credit of approximately $18.7 million at September 30, 2001. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $58 million of term loans that are due for repayment in 2005.

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

NOTE 6 -- NON-RECURRING EXPENSES

     In connection with the retirement of John J. Lee, the Company's former chief executive officer, the Company recorded compensation expenses of $4.7 million in the second quarter of 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment.

     In May 2001, the Company obtained an amendment to certain of its financial covenants under its Senior Credit Facility. As a result of fees and expenses associated with the amendment, interest expense for the second quarter of 2001 was increased by approximately $1.0 million.

NOTE 7 -- BUSINESS CONSOLIDATION PROGRAMS

     Total accrued business consolidation expenses at September 30, 2001 and December 31, 2000, activity during the nine months ended September 30, 2001, and a brief description of the Company's business consolidation program follows:

-------------------------------------------------------------------------------------------------------------------
                                                                       EMPLOYEE        FACILITY &
                                                                      SEVERANCE &      EQUIPMENT
(IN MILLIONS)                                                         RELOCATION       RELOCATION         TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                        $   2.4          $   0.3          $   2.7
Business consolidation expenses                                            3.6              3.7              7.3
Cash expenditures                                                         (1.9)            (3.5)            (5.4)
Asset write-off                                                              -             (0.2)            (0.2)
-------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2001                                       $   4.1          $   0.3          $   4.4
===================================================================================================================

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

     All of the business consolidation activities initiated in 1996 and 1998 have been completed as of December 31, 2000, although cash expenditures relating to accrued severance will continue to be paid through 2001. The Company's policy is to pay severance over a period of time rather than in a lump-sum amount. As of March 31, 2001, the entire September 1999 program was completed with the exception of the fourth quarter 2000 amendment, which includes the closure of two manufacturing facilities and the elimination of an additional 60 positions (primarily manufacturing positions). The business consolidation activities related to the fourth quarter 2000 amendment are not expected to be completed until early 2002. Included in business consolidation expenses in the three and nine months ended September 30, 2001 were $0.4 million and $3.3 million, respectively, relating to the fourth quarter 2000 amendment.

     As a result of the continued weakness in the electronics market, the Company initiated additional cost reduction actions in July 2001. These actions built upon earlier steps to furlough employees, idle manufacturing and cut non-essential expenditures, by effecting a reduction in work force of approximately 275 employees in the reinforcement products segment and elsewhere in the Company. These actions resulted in business consolidation expenses of approximately $4.0 million in the third quarter of 2001 and are estimated to produce annualized savings of approximately $6.0 million.

     For additional actions performed by the Company subsequent to September 30, 2001 refer to Note 13.

NOTE 8 -- NET INCOME (LOSS) PER SHARE

--------------------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      2001          2000             2001             2000
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss):
  Income (loss) before extraordinary item                 $ (12.8)     $    0.1        $   (16.8)        $   53.2
  Extraordinary loss on early retirement of debt                -             -              3.1                -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ (12.8)     $    0.1        $   (19.9)        $   53.2
Weighted average common shares outstanding                   37.5          36.9             37.5             36.7
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share:
  Income (loss) before extraordinary item                 $ (0.34)     $   0.00        $   (0.45)        $   1.45
  Extraordinary loss on early retirement of debt                -             -            (0.08)               -
--------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                         $ (0.34)     $   0.00        $   (0.53)        $   1.45
====================================================================================================================

Diluted net income (loss):
  Income (loss) before extraordinary item                 $ (12.8)     $    0.1        $   (16.8)        $   53.2
  Extraordinary loss on early retirement of debt                -             -              3.1                -
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                   (12.8)          0.1            (19.9)            53.2
Effect of dilutive securities -
   Convertible subordinated notes, due 2003                     -             -                -              3.8
   Convertible subordinated debentures, due 2011                -             -                -              0.9
--------------------------------------------------------------------------------------------------------------------
Adjusted diluted net income (loss)                        $ (12.8)     $    0.1        $   (19.9)        $   57.9
--------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                   37.5          36.9             37.5             36.7
Effect of dilutive securities -
   Stock options                                                -           1.1                -              0.5
   Convertible subordinated notes, due 2003                     -             -                -              7.2
   Convertible subordinated debentures, due 2011                -             -                -              0.9
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding           37.5          38.0             37.5             45.3
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share:
  Income (loss) before extraordinary item                 $ (0.34)     $   0.00        $   (0.45)        $   1.28
  Extraordinary loss on early retirement of debt                -             -            (0.08)               -
--------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                       $ (0.34)     $   0.00        $   (0.53)        $   1.28
====================================================================================================================

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the 2001 computations of diluted net income per share, as they were antidilutive. For the 2001 and 2000 periods, all and substantially all of the outstanding stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

------------------------------------------------------------------------------------------------------
                                     QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                              2001             2000             2001               2000
------------------------------------------------------------------------------------------------------
Net income (loss)                    $    (12.8)        $    0.1        $   (19.9)         $    53.2
Net derivative gain (loss)                  4.8                -             (3.6)                 -
Currency translation adjustment            11.0             (8.6)            (8.6)             (13.4)
------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)    $      3.0         $   (8.5)       $   (32.1)         $    39.8
======================================================================================================

NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

CASH FLOW HEDGES
FOREIGN CURRENCY - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. At September 30, 2001, Hexcel had outstanding foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $90.5 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and nine months ended September 30, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a gain of $4.8 million and a loss of $3.6 million, respectively. Over the next twelve-month period, approximately $1.0 million of the other comprehensive loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. Hedge ineffectiveness for the quarter and nine months ended September 30, 2001 and the fair value of the interest rate cap at September 30, 2001 were not material.

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

     Financial information for the Company's segments for the quarter and nine month periods ended September 30, 2001 and 2000, is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                           UNAUDITED
-----------------------------------------------------------------------------------------------------------------------
                                           REINFORCEMENT    COMPOSITE      ENGINEERED     CORPORATE
(IN MILLIONS)                                PRODUCTS       MATERIALS       PRODUCTS       & OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2001
-----------------------------------------------------------------------------------------------------------------------
  Net sales to external customers           $      62.9     $  148.0       $   29.7      $      -      $     240.6
  Intersegment sales                               26.7          2.0              -             -             28.7
-----------------------------------------------------------------------------------------------------------------------
    Total sales                                    89.6        150.0           29.7             -            269.3

  Adjusted operating income                         1.6         17.1            0.6          (7.7)            11.6
  Depreciation and amortization                     8.9          5.2            0.8           0.5             15.4
  Business consolidation expenses                   3.1          0.8              -           0.5              4.4
  Capital expenditures                              4.3          4.5            0.1           0.1              9.0
-----------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2000
-----------------------------------------------------------------------------------------------------------------------
  Net sales to external customers           $      88.4     $  133.1       $   26.0      $      -      $      247.5
  Intersegment sales                               20.9          1.8              -             -              22.7
-----------------------------------------------------------------------------------------------------------------------
    Total sales                                   109.3        134.9           26.0             -             270.2

  Adjusted operating income                        11.4         14.7            0.2          (9.4)             16.9
  Depreciation and amortization                     8.3          4.5            0.7           0.6              14.1
  Business consolidation expenses                   0.2          2.7            0.4             -               3.3
  Capital expenditures                              4.2          4.1            0.4           0.5               9.2
-----------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED
  SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------
  Net sales to external customers           $     213.5     $  464.4       $   92.4      $      -      $      770.3
  Intersegment sales                               84.7          6.1              -             -              90.8
-----------------------------------------------------------------------------------------------------------------------
    Total sales                                   298.2        470.5           92.4             -             861.1

   Adjusted operating income                       15.4         60.0            2.1         (24.3)             53.2
   Depreciation and amortization                   27.2         15.0            2.3           1.6              46.1
   Business consolidation expenses                  3.3          3.5              -           0.5               7.3
   Capital expenditures                            17.0         12.8            0.3           0.8              30.9
-----------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED
  SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------
  Net sales to external customers           $     270.1     $  426.6       $  102.1      $      -      $      798.8
  Intersegment sales                               73.2          5.9              -             -              79.1
-----------------------------------------------------------------------------------------------------------------------
    Total sales                                   343.3        432.5          102.1             -             877.9

   Adjusted operating income                       34.6         52.2            4.9         (27.8)             63.9
   Depreciation and amortization                   25.5         14.0            2.5           1.9              43.9
   Business consolidation expenses                 (2.0)         5.1            1.4             -               4.5
   Capital expenditures                             8.5         11.7            0.9           1.1              22.2
=======================================================================================================================

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

     A reconciliation of adjusted operating income to consolidated income (loss) before income taxes is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                               QUARTER ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
(IN MILLIONS)                                                  2001             2000           2001           2000
----------------------------------------------------------------------------------------------------------------------
Total adjusted operating income                             $   11.6        $   16.9        $   53.2      $   63.9
Business consolidation expenses                                 (4.4)           (3.3)           (7.3)         (4.5)
Compensation expense associate with CEO's retirement               -               -            (4.7)            -
Interest expense                                               (16.0)          (16.0)          (49.6)        (51.6)
Gain on sale of Bellingham aircraft interiors business             -               -               -          68.3
----------------------------------------------------------------------------------------------------------------------
 Consolidated income (loss) before income taxes             $   (8.8)       $   (2.4)       $   (8.4)     $   76.1
======================================================================================================================

NOTE 12 -- TAXES

     Since 1999, the Company has generated taxable profits in Europe offset by net operating losses in the United States. During the same period, the Company's U.S. operations have generated losses, in part, because most of the Company's interest expense and goodwill amortization are serviced in the United States. The Company has recognized the benefit of these net operating losses by increasing the deferred tax asset carried on its balance sheet. The sharp decline in electronics revenues and the recognition of the non-recurring charges have significantly increased U.S. net operating losses in 2001 compared to prior estimates. In light of this change in business outlook, the Company determined, during the second quarter, to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses, until such time the U.S. operations return to consistent profitability. As such, in the third quarter of 2001, the Company has established a full valuation allowance on its third quarter U.S. operating losses, and the Company's tax provision of $3.0 million reflects the third quarter impact of European taxes. The Company's effective tax rate may change from quarter-to-quarter based on relative U.S. and European profitability. The amount of net deferred tax asset reflected on the Company's balance sheet could be reduced further. The Company has not yet determined what impact the anticipated reductions in commercial aircraft production, the continued depressed business conditions in the electronics market and the weakness in the general economy will have on the carrying value of its deferred tax asset, but anticipates that such a determination will be made in the fourth quarter of 2001. As of September 30, 2001, the deferred tax asset balance was $43.1 million.

     The U.S. and European components of income (loss) before income taxes and the provision for (benefit from) income taxes for the quarter and nine months ended September 30, 2001 are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                       QUARTER ENDED                          NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001                       SEPTEMBER 30, 2000
                                           --------------------------------------    ------------------------------------
                                             U.S.        EUROPE          TOTAL        U.S.        EUROPE         TOTAL
                                             ----        ------          -----        ----        ------         -----
Income (loss) before income tax         $    (18.5)  $        9.7   $    (8.8)    $   (45.0)  $       36.6  $    (8.4)
Provision for (benefit from) income
   taxes                                       -              3.0         3.0          (3.8)          12.8        9.0
                                           --------------------------------------    ------------------------------------

Income (loss) before equity in
   earnings and extraordinary item      $    (18.5)  $        6.7   $   (11.8)    $   (41.2)  $       23.8  $   (17.4)
                                           ======================================    ====================================

-------------------------------------------------------------------------------------------------------------------------

     The Company did not recognize any tax benefit on the $3.1 million extraordinary loss recorded in the second quarter.

NOTE 13 -- SUBSEQUENT  EVENT

     On November 7, 2001, the Company announced that it was taking actions to right-size its business operations to its current business outlook. These actions are necessary in light of anticipated reductions in commercial aircraft production in 2002, the continued depressed business conditions in the electronics market and the weakness in the general economy. The actions include, along with initiatives of improving operational cash flow, a reduction of cash fixed overhead costs by 20%, or $60 million, on an annualized basis compared to 2001 year-to-date spending rates. These reductions are to be achieved primarily through company wide reductions in managerial, professional, indirect manufacturing and administrative employees combined with organizational rationalization. In addition, the Company will reduce its direct manufacturing costs as customer requirements change in response to reduced demand. The Company estimates that the cash costs of these restructuring actions will be in the range of $35-40 million to be incurred over the next fourteen months. These reductions have already commenced with plans that the majority of these actions to reduce fixed costs will be complete by the end of this year. The Company will recognize the expenses related to these programs in its fiscal fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

----------------------------------------------------------------------------------------------
                                                               QUARTER ENDED SEPTEMBER 30,
                                                           -----------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                 2001             2000
----------------------------------------------------------------------------------------------
Net Sales                                                          $240.6           $247.5
Gross margin %                                                      18.2%            20.9%
Adjusted operating income (a)                                       $11.6            $16.9
Adjusted operating income % (a)                                      4.8%             6.8%
Adjusted EBITDA (b)                                                 $27.0            $31.0
Provision for (benefit from) income taxes (c)                        $3.0           $(0.8)
Equity in earnings (losses) of affiliated companies                $(1.0)             $1.7
Net income (loss)                                                  $(12.8)            $0.1
Diluted net income (loss) per share                                $(0.34)           $0.00
==============================================================================================

(a) Excludes business consolidation expenses.
(b) Excludes business consolidation expenses, interest, taxes, depreciation, amortization, and equity in earnings (losses) of affiliated companies.
(c) 2001 reflects a tax provision on European earnings with no tax benefit taken for U.S. operating losses.

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

RECENT EVENTS

     On November 7, 2001, the Company announced the actions it was taking to right-size its business operations to its current business outlook. These actions are necessary in light of anticipated reductions in commercial aircraft production in 2002, the continued depressed business conditions in the electronics market and the weakness in the general economy. The Company expects that in addition to the impact of lower aircraft build rates it will also see the impact of supply chain inventory corrections, which could be particularly acute towards the end of this quarter and in the first quarter of 2002.

     Prior to the tragic events of September 11th, the Company was successfully capturing growth from expanding markets for its products and technologies. With production of commercial aircraft now projected to decline, focus has switched to cost reduction and cash flow. The Company is targeting a reduction of cash fixed overhead costs by 20%, or $60 million, on an annualized basis compared to 2001 year-to-date spending rates. These reductions are to be achieved primarily through company wide reductions in managerial, professional, indirect manufacturing and administrative employees combined with organizational rationalization. In addition, the Company will reduce its direct manufacturing costs as customer requirements change in response to reduced demand. The Company anticipates that by the end of 2002 it will have less than 4,500 employees worldwide compared to almost 6,000 today. In addition to reducing costs, the Company is focusing on improving operational cash flow by tightly controlling capital spending, as capacity expansion plans are deferred and reducing working capital as revenues decline. Capital expenditures in 2002 will not exceed $25 million compared to approximately $40 million in 2001.

     The Company estimates that the cash costs of both the fixed cost and direct manufacturing restructuring actions will be in the range of $35-40 million that will be incurred over the next fourteen months. These reductions have already commenced with plans that the majority of these actions to reduce fixed costs will be complete by the end of this year. The Company will record the expenses related to these programs in its fourth quarter 2001 financial results.

     In light of the anticipated reductions in commercial airline production and the continued decline in our electronics markets, the Company continues to evaluate the impact on future operations. As a result of the adverse business conditions, it is possible that assets directly associated with these markets could be impaired. In addition, the continuing decline in U.S. taxable income could adversely impact the carrying value of the Company's deferred tax asset. The Company expects to complete its analyses during the fourth quarter of 2001.

RESULTS OF OPERATIONS

     NET SALES: Net sales of $240.6 million for the third quarter of 2001 were 3% lower than 2000 third quarter revenue of $247.5 million. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the third quarter of 2001 as in the third quarter of 2000, net sales for the 2001 quarter would have been $239.9 million.

     Although net sales in the Company's aerospace, space and defense and industrial markets grew in the aggregate by $23.6 million for the third quarter of 2001 compared to the third quarter of 2000, this growth could not completely offset the $30.5 million decline in net sales of the Company's electronics market, when comparing the same periods. The decline in the Company's electronic market continued to reflect the impact of a severe industry downturn and inventory correction working through the global electronics market. Increased net sales in the commercial aerospace market primarily resulted from higher build rates for Airbus, Boeing and several regional aircraft manufactures, in the space and defense market from upward trends associated with military aircraft and helicopters, and in the industrial market from the continued strength in the soft body armor market and steady volume increases in wind energy applications.

     The following table summarizes net sales to third-party customers by product groups and market segments for the quarters ended September 30, 2001 and 2000, respectively:

--------------------------------------------------------------------------------------------------------------------
                                                                         UNAUDITED
                                        ----------------------------------------------------------------------------
                                         COMMERCIAL        SPACE &
(IN MILLIONS)                             AEROSPACE        DEFENSE      ELECTRONICS      INDUSTRIAL         TOTAL
--------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2001 NET SALES
Reinforcement products                      $ 15.9         $   3.3        $  14.2          $ 29.5          $  62.9
Composite materials                           88.4            26.5              -            33.1            148.0
Engineered products                           26.1             3.6              -               -             29.7
--------------------------------------------------------------------------------------------------------------------
  Total                                     $130.4         $  33.4        $  14.2          $ 62.6          $ 240.6
                                               54%             14%             6%             26%             100%
--------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2000 NET SALES
Reinforcement products                      $ 14.3         $   2.6        $  44.7          $ 26.8          $  88.4
Composite materials (a)                       77.0            27.2              -            28.9            133.1
Engineered products                           23.9             2.1              -               -             26.0
--------------------------------------------------------------------------------------------------------------------
  Total                                     $115.2         $  31.9        $  44.7          $ 55.7          $ 247.5
                                               47%             13%            18%             22%             100%
--------------------------------------------------------------------------------------------------------------------

(a) 2000 has been reclassified for comparative purposes.

     Commercial aerospace net sales increased 13% to $130.4 million for the third quarter of 2001, as compared to net sales of $115.2 million for the third quarter of 2000. The increase in comparable third quarter net sales reflects higher build rates of aircraft produced at Airbus, Boeing and several regional aircraft manufacturers. Although Boeing expects to deliver over 520 airplanes in 2001, compared to deliveries of 489 in 2000, and Airbus expects to deliver approximately 330 airplanes in 2001, up from 311 deliveries in 2000, both Boeing and Airbus have reduced their previously projected deliveries in 2002 due to the sharp downturn in air travel and the airline industry performance following the tragic events of September 11th. Boeing estimates deliveries in 2002 to be between 350 and 400 airplanes, while Airbus anticipates 2002 deliveries to be slightly lower than in 2001, rather than ramping up production as they had previously indicated. This guidance suggest that combined Boeing and Airbus commercial aircraft deliveries in 2002 will be about 16-23% lower than what had been projected for 2002 before the events of September 11th. There is less information on anticipated deliveries of regional aircraft, but significant decreases are also expected. The impact of these changes on the Company will be influenced by two additional factors: (a) the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's products than narrow body aircraft and new designed aircraft use more than older generations, and (b) the effect of reduced aircraft production on the inventory supply chain, which will alter the demand for the Company's products. The Company normally supplies its products on average four to six months before an aircraft is delivered. Only a small amount of the Company's net sales come from aircraft spares and servicing.

     Space and defense net sales for the third quarter of 2001 were $33.4 million which reflects a $1.5 million, or 5%, increase from the third quarter of 2000 net sales of $31.9 million. While sales may vary quarter-to-quarter, sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Both the United States and European armed forces continue to support an outlook of increased procurement of military aircraft and helicopters and the new generation of military aircraft use more of the Company's products. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

     Electronics net sales, which are reflected in the Company's reinforcement products segment, were $14.2 million in the third quarter of 2001, a decrease of 68% from net sales of $44.7 million in the comparable quarter of 2000. This decline reflects the impact of a severe industry downturn and an inventory correction in the global electronics industry on the demand for the Company's woven electronic glass fabrics that are the reinforcement for printed circuit boards. Lower demand was the net result of finished electronics goods producers responding to their excess inventories by cutting back on their purchases, which has impacted the entire supply chain. Customer requirements in the U.S. have remained at these much reduced levels since the end of the first quarter of 2001. This market decline became evident in the Company's wholly owned operations in France and at its Asian joint venture during the second quarter of 2001 and has continued into the third quarter of 2001. In addition to continuing to furlough employees, idle manufacturing and cut non-essential expenditures, the Company implemented a work force reduction of approximately 275 employees in the reinforcement products business and elsewhere in the Company. These actions resulted in business consolidation expenses of approximately $4.0 million for the quarter and are estimated to produce annualized savings of approximately $6.0 million. The Company will continue to monitor the situation closely and make further adjustments if warranted by market developments. While the Company continues to look for signs of improving demand and an end to the inventory correction, the Company does not believe that there will be an upturn in demand in the fourth quarter of 2001.

     Industrial net sales increased 12% to $62.6 million for the third quarter of 2001 from $55.7 million for the same quarter of 2000. The increase reflects sales growth in reinforcement products as the Company's fabrics are used to strengthen soft body armor and in composite materials the wind energy applications. The Company anticipates that demand for renewable energy such as wind energy will continue to grow and has seen strong growth demand for soft body armor. The Company has also continued to grow its sales through automotive applications, driven by new programs that use the Company's honeycomb core to provide impact protection and light weight in structural products. Sales to recreational markets will probably track the trends in consumer spending and travel.

     GROSS MARGIN: Gross margin for the third quarter of 2001 was $43.8 million or 18.2% of net sales, compared to gross margin of $51.7 million or 20.9% of net sales for the third quarter of 2000. The decrease in gross margin reflects the impact of the sharp decrease in electronics sales in the Company's reinforcement products segment. While the Company has taken actions to significantly reduce costs in the electronics business, it has not to date been able to reduce fixed costs pro-rata to the change in sales given the magnitude of the shortfall in revenues. Gross margins earned by the Company's composite materials and engineered products business segments as a percent of sales were comparable to those earned in the third quarter of 2000.

     OPERATING INCOME: Operating income was $7.2 million, or 3.0%, of net sales in the third quarter of 2001, compared with $13.6 million, or 5.5%, of net sales in the third quarter of 2000. Excluding business consolidation expenses, operating income for the third quarter of 2001 was $11.6 million, or 4.8% of net sales, compared with $16.9 million or 6.8%, in the same quarter of 2000. Business consolidation expenses totaled $4.4 million and $3.3 million for the third quarter of 2001 and 2000, respectively.

     The aggregate decrease in operating income, excluding the business consolidation expenses, reflects decreases in net sales and gross margin partially offset by reductions in selling, general and administrative expenses and in research and technology expenses. Operating income in the reinforcement products segment declined by $13.8 million reflecting the electronics industry downturn discussed earlier, while the composite materials segment operating income increased by $2.4 million, excluding business consolidation expenses, as compared to the third quarter of 2000. The engineered products segment reported an increase in operating income of $0.4 million compared to the third quarter of 2000, after adjusting for business consolidation expenses.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $27.7 million or 11.5% of net sales for the third quarter of 2001, compared with $29.8 million, or 12.0% of net sales for the third quarter of 2000. This decrease reflects lower corporate expenses combined with the impact of initiatives to reduce expenses to mitigate the reduction in sales to the electronics market segment. Research and technology expenses for the third quarter of 2001 were $4.5 million, or 1.9% of net sales, compared with $5.0 million, or 2.0% of net sales for the third quarter of 2000.

     INTEREST EXPENSE: Interest expense was $16.0 million for the third quarter of 2001 and the comparable third quarter of 2000. Although the Company slightly increased its average borrowings during the third quarter of 2001 compared to 2000, interest expense remained constant due to lower effective interest rates on the Company's Senior Credit Facility.

      EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity losses of affiliated companies for the third quarter of 2001 was $1.0 million compared to equity earnings of $1.7 million for the third quarter of 2000. The year over year decrease reflects the impact of the electronics market decline on the Company's Asian reinforcement products joint venture and start-up losses associated with the engineered products joint ventures in China and Malaysia. The Company anticipates reporting comparable equity in losses in the fourth quarter of 2001. These losses by our affiliated companies do not affect the Company's cash flows.

     TAXES: Due to the sharp decline in electronics revenues and the recognition of non-recurring charges in the second quarter of 2001, the Company determined during the second quarter to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. As such, in the third quarter of 2001, the Company has established a full valuation allowance on its third quarter U.S. operating losses, and the Company's tax provision of $3.0 million reflects the third quarter impact of European taxes. (Refer to Note 12 to the accompanying condensed consolidated financial statements).

YEAR-TO-DATE RESULTS

     The following discussions use comparisons of the results for the nine months ended September 30, 2001 to the pro forma results for the nine months ended September 30, 2000. The pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if it had occurred on January 1, 2000.

----------------------------------------------------------------------------------------
                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                         2001               2000
----------------------------------------------------------------------------------------
PRO FORMA: (a)
   Net Sales                                               $770.3             $779.8
   Gross margin %                                           20.2%              21.8%
   Adjusted operating income (b)                            $53.2              $63.4
   Adjusted operating income % (b)                           6.9%               8.1%
   Adjusted EBITDA (c)                                      $99.3             $106.9
----------------------------------------------------------------------------------------
AS REPORTED:
   Net Sales                                               $770.3             $798.8
   Gross margin %                                           20.2%              21.8%
   Adjusted operating income (b)                            $53.2              $63.9
   Adjusted operating income % (b)                           6.9%               8.0%
   Adjusted EBITDA (c)                                      $99.3             $107.8
   Provision for income taxes (d)                            $9.0              $26.8
   Equity in earnings of affiliated companies                $0.6               $3.9
   Extraordinary loss on early retirement of debt            $3.1                  -
   Net income (loss)                                       $(19.9)             $53.2
   Diluted earnings (loss) per share                       $(0.53)             $1.28
========================================================================================

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.
(b) Excludes business consolidation expenses and compensation expenses associated with the former CEO's retirement.
(c) Excludes business consolidation expenses, compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham aircraft interiors business, interest, taxes, depreciation, amortization, equity in earnings (losses) of affiliated companies and the extraordinary loss on early retirement of debt.
(d) 2001 reflects the impact of a reduced tax benefit from U.S. operating losses. 2000 includes approximately $24.0 million of provision for income taxes on the April 2000 gain from the sale of the Bellingham aircraft interiors business.

     NET SALES: Net sales for the nine months of 2001 were $770.3 million compared to the nine months of 2000 pro forma net sales of $779.8 million. Although net sales in the Company's aerospace, space and defense and industrial markets grew in aggregate by $60.2 million, or 9%, for the nine months ended September 30, 2001 over pro forma net sales for the nine months ended September 30, 2000, this growth could not completely offset the $69.7 million, or 52%, decline in net sales of the Company's electronics market for the same periods. The strengthening of the U.S. dollar against the British pound sterling and the Euro in the last twelve months has reduced net sales by $11.9 million for the first nine months of 2001 compared to the same period in 2000. The decline in the Company's electronic market continued to reflect the impact of a severe industry downturn and inventory correction working through the global electronics market in 2001.

     GROSS MARGIN: Gross margin for the nine months of 2001 was $155.6 million or 20.2% versus pro forma gross margin of $169.8 million, or 21.8% of pro forma net sales for the same period in 2000. The decrease primarily reflects the impact of the sharp decline in electronics sales in the Company's reinforcement products segment. While the Company has taken actions to significantly reduce costs in the electronics business, it has not to date been able to reduce fixed costs pro-rata to the change in sales given the magnitude of the shortfall in revenues. Gross margins earned by the Company's composite materials and engineered products business segments as a percent of sales were slightly below those earned in the first nine months of 2000. Utility costs in the U.S. for the nine-month period increased by approximately $2.9 million compared to the same 2000 period.

     The following table summarizes actual and pro forma net sales to third-party customers by product group and market segment for the nine month periods ended September 30, 2001 and 2000, respectively:

--------------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                ------------------------------------------------------------------------------------
                                  COMMERCIAL        SPACE &
(IN MILLIONS)                      AEROSPACE        DEFENSE       ELECTRONICS      INDUSTRIAL             TOTAL
--------------------------------------------------------------------------------------------------------------------
FIRST NINE MONTHS OF 2001
  Reinforcement products              $ 50.2      $     11.9      $    65.4       $       86.0       $      213.5
  Composite materials                  283.2            78.6              -              102.6              464.4
  Engineered products                   81.4            11.0              -                  -               92.4
--------------------------------------------------------------------------------------------------------------------
   Total                              $414.8      $    101.5      $    65.4       $      188.6       $      770.3
                                         54%             13%             8%                25%               100%
--------------------------------------------------------------------------------------------------------------------
PRO FORMA FIRST NINE MONTHS OF 2000
  Reinforcement products              $ 47.0      $     10.2      $   135.1       $       77.8       $      270.1
  Composite materials (a)              252.7            79.0              -               94.8              426.5
  Engineered products                   76.5             6.7              -                  -               83.2
--------------------------------------------------------------------------------------------------------------------
   Total                              $376.2      $     95.9      $   135.1       $      172.6       $      779.8
                                         49%             12%            17%                22%               100%
--------------------------------------------------------------------------------------------------------------------

(a) 2000 has been reclassified for comparative purposes.

     OPERATING INCOME: Operating income for the first nine months of 2001 was $41.2 million, compared with pro forma operating income of $58.9 million for the same period in 2000. Excluding business consolidation expenses of $7.3 million and $4.5 million incurred during the nine months of 2001 and 2000, respectively, and excluding $4.7 million of compensation expenses associated with the former CEO's retirement in the 2001 period, operating income was $53.2 million, or 6.9% of net sales for 2001 compared with $63.4 million, or 8.1% of net sales for 2000, on a pro forma basis. The aggregate decrease in operating income on a pro forma basis, excluding business consolidation and former CEO compensation expenses, is the result of declines in net sales and gross margin, partially offset by lower SG&A and research and technology expenses. SG&A expenses, excluding the $4.7 million of compensation expenses associated with the former CEO's retirement, were $88.4 million, or 11.5%, of net sales for the nine months ended September 30, 2001, compared to pro forma SG&A of $90.2 million, or 11.6%, of pro forma net sales for the same period in 2000. Research and technology expenses were $14.0 million, or 1.8%, of net sales for the nine months of 2001, compared to $16.2 million, or 2.1%, of net sales for the comparable 2000 period, on a pro forma basis.

     INTEREST EXPENSE: Interest expense for the nine months ended September 30, 2001 was $49.6 million compared to $48.7 million pro forma interest expense for the nine months ended September 30, 2000. The increase in interest is primarily due to bank amendment fees of approximately $1.0 million related to the May 2001 amendment of certain financial covenants under the Senior Credit Facility. (Refer to Note 6 to the accompanying condensed consolidated financial statements).

     EQUITY IN EARNINGS OF AFFILIATED COMPANIES: Equity in earnings of affiliated companies for the nine month period ended September 30, 2001 was $0.6 million compared to $3.9 million for the same period of 2000, reflecting the impact of the electronics industry downturn on the operating results of the

Company's electronics fabrics joint venture in Asia as well as the anticipated start-up losses associated with the engineered products joint ventures in China and Malaysia.

     TAXES: The Company's tax provision of $9.0 million for the nine months of 2001 reflects the impact of reduced tax benefits recorded for U.S. operating losses resulting from the change in business outlook for the Company. (Refer to Note 12 to the accompanying condensed consolidated financial statements.)

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

EBITDA AND ADJUSTED EBITDA

     Earnings before business consolidation expenses, the 2001 compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham aircraft interiors business, interest, taxes, depreciation, amortization, equity in earnings (losses) of affiliated companies and the extraordinary loss on early retirement of debt ("Adjusted EBITDA") for the third quarter of 2001 was $27.0 million, a decrease of 12.9%, when compared to Adjusted EBITDA of $31.0 million for the third quarter of 2000. Adjusted EBITDA for the first nine months of 2001 was $99.3 million, a decrease of 7.1%, compared to the first nine months of 2000 pro forma Adjusted EBITDA of $106.9 million.

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

     A reconciliation of net income (loss) before extraordinary item to EBITDA and Adjusted EBITDA for the applicable periods follows:

---------------------------------------------------------------------------------------------------------------------
                                                     QUARTER ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                                                 2001          2000             2001          2000 (a)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item               $  (12.8)     $    0.1         $  (16.8)        $   54.8
Provision for (benefit from) income taxes                      3.0          (0.8)             9.0             27.6
Interest expense                                              16.0          16.0             49.6             48.7
Depreciation and amortization expense                         15.4          14.1             46.1             43.5
Equity in (earnings) losses of affiliated companies            1.0          (1.7)            (0.6)            (3.9)
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                        22.6          27.7             87.3            170.7
Business consolidation expenses                                4.4           3.3              7.3              4.5
Compensation expenses related to CEO's retirement                -             -              4.7                -
Gain on sale of Bellingham aircraft interiors business           -             -                -            (68.3)
---------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                           $   27.0      $   31.0         $   99.3         $  106.9
=====================================================================================================================

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000.

FINANCIAL CONDITION

     LIQUIDITY: At September 30, 2001, the Company had cash and cash equivalents of $16.5 million and borrowing capacity of $32.0 million under the most restrictive terms of the Company's Senior Credit Facility, providing total available liquidity of $48.5 million.

     As of September 30, 2001, the Company's total debt outstanding was $694.1 million, an increase of $20.5 million from the outstanding balance of $673.6 as of December 31, 2000. The increase in debt reflects (a) the funding of capital expenditures towards process improvements, capacity additions, and environmental and safety initiatives; (b) business consolidation payments as the Company continues to integrate acquired assets and operations while closing insufficiently profitable facilities and activities; and (c) the costs associated with the issuance of senior subordinated debt. As of September 30, 2001, current maturities of Notes Payable and Capital Lease Obligations were $19.2 million with no substantial repayments due until the 7% Convertible Subordinate Notes mature in 2003. Scheduled amortization under the Company's Senior Credit Facility remaining to be paid in 2001 is $1.2 million, and amortization will be $8.2 million in 2002.

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

     The announced reductions in production of commercial aircraft in 2002 resulting from the deterioration in the performance of the airline industry since September 11 will result in a reduction in the Company's sales to commercial aerospace customers. The Company anticipates this reduction will first become evident in the fourth quarter, 2001 as its customers start to adjust inventories ahead of reduced build rates. While the Company's recently announced restructuring program will mitigate the impact of reduced revenues, the changes in financial performance will likely impact its performance against the financial covenants under the Senior Credit Facility as soon as the fourth quarter. As a result, the Company is approaching its Senior Credit Facility banks during the fourth quarter 2001 to request further amendments to these covenants. There can be no assurance such relief, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders, if requested. In addition, the Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. In addition, the Company may need to refinance all or a substantial portion of its indebtedness on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms, or at all. For further information regarding the Company's financial resources, see Note 4 to the accompanying condensed consolidated financial statements.

     OPERATING ACTIVITIES: Net cash flows provided by operating activities was $24.4 million during the nine months ended September 30, 2001 which represents a $11.6 million increase compared to net cash provided by operating activities of $12.8 million for the first nine months of 2000. This increase can be primarily attributed to improvements in working capital requirements during the first nine months of 2001. The Company plans to continue to obtain funds through additional working capital reductions over the next few quarters.

     INVESTING ACTIVITIES: Net cash used in investing activities during the nine months ended September 30, 2001 was $30.4 million compared with $88.5 million net cash provided in the prior year period. Cash of $30.9 million was used in 2001 for capital spending, as the Company continued efforts towards process improvements, capacity additions, and environmental and safety initiatives. The $88.5 million generated from investing activities in the first nine months of 2000 resulted from the receipt of $113.3 million in proceeds from the sale of the Bellingham aircraft interiors business offset by capital expenditures of $22.2 million and investments in joint ventures in China and Malaysia of $6.0 million. As large customers in the aerospace industry have recently changed their outlooks for 2002 and 2003, the Company expects its capital expenditures to trend lower over the next few quarters.

     FINANCING ACTIVITIES: During the nine months ended September 30, 2001, net cash of $16.5 million was provided by financing activities compared with net cash used of $86.8 million in the nine months ended September 30, 2000. The Company had net borrowings from its Senior Credit Facility of $26.6 million for the first nine months of 2001, down $4.0 million from net borrowings of $30.6 million for the prior year period. The Company continued to make net repayments to long-term debt of $6.2 million and $118.7 million during the nine months ended September 30, 2001 and 2000, respectively. The 2000 period reflects the repayment of debt from the proceeds received from the sale of the Bellingham business. The Company used cash to pay debt issuance costs of $3.5 million, and used $0.4 million in connection with activity under employee equity plans in 2001. The Company received $2.2 million from equity plan participants in the first nine months of 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position, but anticipates reaching such a determination in the fourth quarter of 2001.

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 was issued to establish a single accounting model for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to FASB's Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Although FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset, the statement removes goodwill and intangible assets not being amortized from FAS 121's scope. FAS 144 also requires long-lived assets held for sale to be measured at the lower of its carrying amount or fair value less cost to sell with no further depreciation, and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. FAS 144 is effective for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS 144 will have a significant impact on the Company's results of operations and financial position.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not of historical fact, constitute "forward-looking statements." Such forward-looking statements include, but are not limited to: (a) estimates of sales and EBITDA; (b) estimates of commercial aerospace production and delivery rates, including those of Boeing and Airbus; (c) expectations regarding the growth in the production of military aircraft and helicopters; (d) expectations regarding the electronics market and the future demand for electronics fabrics, and related manufacturing capacity utilization; (e) expectations regarding sales growth, sales mix, and gross margins; (f) expectations regarding the performance of the Company's joint venture interests; (g) estimates of the savings from and the cash implementation costs of its business restructuring program; (h) expectations regarding the Company's financial condition and liquidity; (i) the requirement to amend certain covenants under its Senior Credit Facility; and (j) estimated expenses, cash costs, and savings for business consolidation programs.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Boeing or Airbus; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Additional information regarding these factors is contained in the Company's Registration Statement on Form S-4 filed with the SEC on August 2, 2001 and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

CASH FLOW HEDGES
FOREIGN CURRENCY - A number of the European subsidiaries of Hexcel are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. At September 30, 2001, Hexcel has outstanding foreign exchange contracts to exchange Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts is $90.5 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. The forward exchange contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and nine months ended September 30, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in other comprehensive income was a gain of $4.8 million and a loss of $3.6 million, respectively. Over the next twelve-month period, approximately $1.0 million of the other comprehensive loss is expected to be reclassified into earnings as the hedged sales are recorded.

INTEREST RATE - Hexcel's results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. For the quarter and nine months ended September 30, 2001, hedge ineffectiveness and the fair value of the interest rate cap at September 30, 2001 were not material.

UTILITY PRICE RISKS

     During the fourth quarter of 2000 and early into 2001, there has been unprecedented volatility in the cost and supply of energy and in natural gas prices in the United States, particularly in the western states where the Company has many of its U.S. manufacturing facilities. In response to this volatility, the Company has entered into fixed price contracts with energy suppliers covering a portion of its energy usage over the next three to six months. Although price volatility has recently diminished, significant future increase in price would likely have a negative impact on the Company's results of operations.

     Refer to the Company's Registration Statement on Form S-4 filed with the SEC on August 2, 2001 and the Company's 2000 Annual Report on Form 10-K for further information on market risks.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     Exhibit No.                             Description
     -----------                             -----------

     10.1 Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.2 Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.3 Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.4 Restricted Stock Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(c) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.5 Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.6 Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.7 Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges.

(b)  REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated July 27, 2001, relating to the Company's second quarter 2001 financial results.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      Hexcel Corporation


            November 14, 2001                        /s/ William J. Fazio
-----------------------------------------     ----------------------------------
                 (Date)                                William J. Fazio
                                                   Corporate Controller and
                                                   Chief Accounting Officer

                                  EXHIBIT INDEX

     Exhibit No.                             Description
     -----------                             -----------

     10.1 Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.2 Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.3 Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.4 Restricted Stock Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(c) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.5 Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.6 Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

     10.7 Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges.