Form 10-K
period 2001-12-31
HEXCEL CORP /DE/
filed 2002-03-28
CIK 717605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value as of March 22, 2002 of voting stock held by nonaffiliates of the registrant: $102,814,779

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AS OF MARCH 22, 2002
                    -----                            --------------------------------
                COMMON STOCK                                    38,356,174

                      DOCUMENTS INCORPORATED BY REFERENCE:
  PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS (TO THE EXTENT SPECIFIED
                               HEREIN)--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and its subsidiaries (herein referred to as "Hexcel" or "the Company"), is the world's leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in the commercial aerospace, space and defense, electronics, and industrial markets. The Company's products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, televisions, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, window blinds and a wide variety of recreational equipment.

    The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia, Australia and South America. The Company is also a member of six joint ventures, four of which manufacture and market reinforcement products and composite materials in Europe, Asia and the United States, and two of which were established in Asia to manufacture composite structures and interiors for aircraft.

NARRATIVE DESCRIPTION OF BUSINESS AND BUSINESS SEGMENTS

    Hexcel is a vertically integrated manufacturer of products within a single industry: Advanced Structural Materials. Hexcel's advanced structural materials business is organized around three strategic business segments: Reinforcement Products, Composite Materials and Engineered Products.

REINFORCEMENT PRODUCTS

    The Reinforcement Products business segment manufactures and markets carbon fibers and industrial fabrics. The following table identifies the Reinforcement Products business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT                  PRODUCTS                          PRIMARY END-USE
----------------          ------------------------  ------------------------------------------------
REINFORCEMENT PRODUCTS    Carbon Fibers             - Raw materials for industrial fabrics and
                                                      prepregs
                                                    - Filament winding for various space, defense
                                                      and industrial applications

                          Industrial Fabrics        - Printed wiring board substrates
                                                    - Raw materials for prepregs and honeycomb
                                                    - Structual materials/components used in
                                                      aerospace, wind energy, automotive, marine and
                                                      other industrial applications
                                                    - Window screens and blinds
                                                    - Soft body armor and other security
                                                      applications
                                                    - Civil engineering and construction
                                                      applications

    CARBON FIBERS: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain industrial fabrics and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as "prepregs") and used in filament winding and advanced fiber placement to produce various other composite materials. Key product applications include structural components for commercial and military aircraft and space launch vehicles, as well as certain other applications such as recreational equipment.

    INDUSTRIAL FABRICS: Industrial fabrics are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, quartz, ceramic and other specialty reinforcements. These reinforcement products are sold to third-party customers for use in a wide range of applications, including printed wiring boards, soft body armor and other security products, window screens and other architectural products, and a variety of structural materials and components used in aerospace, wind energy, marine and other industrial applications. They are also used internally to manufacture prepregs and other composite materials.

                             REINFORCEMENT PRODUCTS

KEY CUSTOMERS                                MANUFACTURING FACILITIES
-------------                          -------------------------------------
Alliant Techsystems                    Anderson, SC
Cytec Engineered Materials             Decatur, AL
DHB                                    Decines, France
Isola                                  Les Avenieres, France
Nelco                                  Salt Lake City, UT
Piad                                   Seguin, TX
Second Chance                          Statesville, NC
                                       Washington, GA

    The Reinforcement Products business segment's net sales to third party customers were $276.8 million in 2001, $359.2 million in 2000 and $330.9 million in 1999, which represented approximately 28%, 34% and 29% of the Company's net sales, respectively. In addition, approximately 27%, 21% and 25% of the Company's total production of reinforcement products was used internally to manufacture composite materials in 2001, 2000 and 1999, respectively.

    The Company also has equity ownership interests in three reinforcement product joint ventures: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel
Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan--a 50% interest in Nittobo Asahi Glass and 51% interest in Asahi-Schwebel Taiwan; and a 50.0% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

COMPOSITE MATERIALS

    The Composite Materials business segment has worldwide responsibility for manufacturing and marketing prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels, fiber reinforced thermoplastics, sheet moulding compounds, polyurethane systems and laminates.

    The following table identifies the Composite Materials business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT                PRODUCTS                            PRIMARY END-USE
----------------        ------------------------  ---------------------------------------------------
COMPOSITE MATERIALS     Prepregs                  - Materials for composite structures
                                                  - Commercial and military aircraft components
                                                  - Satellites and launchers
                                                  - Aeroengines
                                                  - Wind turbine rotor blades
                                                  - Yachts, trains and motor racing vehicles
                                                  - Skis, snowboards, fishing rods, tennis rackets
                                                  and bicycles

                        Structural Adhesives      - Bonding of metals, honeycomb and composite
                                                    materials
                                                  - Aerospace, ground transportation and industrial
                                                    applications

                        Honeycomb, Honeycomb      - Materials for composite structures and interiors
                        Parts & Composite         - Semi-finished components used in:
                        Panels                       Helicopter blades
                                                     Aircraft surfaces (flaps, wing tips, elevators
                                                   and fairings)
                                                     High-speed ferries, truck and train components
                                                     Automotive components and impact protection

    PREPREGS: Prepregs are manufactured for sale to third party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins. Hexcel is a worldwide leader in the production of prepregs and has led the development of applications for prepregs for over thirty years.

    OTHER FIBER-REINFORCED MATRIX MATERIALS: New fiber reinforced matrix developments include HexMC-Registered Trademark-, a carbon fiber/epoxy sheet moulding compound that enables small to medium sized composite components to be mass produced. Hexcel's HexFIT-TM- film infusion material is a product that combines resin films and dry fibre reinforcements to save lay-up time in production and enables large contoured composite structures, such as wind turbine blades, to be manufactured. Resin Film infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

    STRUCTURAL ADHESIVES: Hexcel designs and markets a comprehensive range of Redux-Registered Trademark- film adhesives. These structural adhesives, which bond metal to metal, composites and honeycomb structures, are widely used in the aerospace industry and for many industrial applications.

    HONEYCOMB, HONEYCOMB PARTS AND COMPOSITE PANELS: Honeycomb is a unique, lightweight, cellular structure generally composed of hexagonal nested cells. The product is similar in appearance to a cross-sectional slice of a beehive. Honeycomb is primarily used as a lightweight core material and is a highly efficient energy absorber. When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, whilst adding very little weight.

    Hexcel produces honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic honeycomb materials include fiberglass, carbon, thermoplastics, non-flammable aramid papers and other specialty materials.

    Hexcel sells honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material. Hexcel also possesses advanced processing capabilities that enable the Company to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications.

    Aerospace is the largest market for honeycomb products. Hexcel also sells honeycomb for non-aerospace applications including high-speed trains and mass transit vehicles, automotive parts, energy absorption products, marine vessel compartments, portable shelters, business machine cabinets and other industrial uses. In addition, the Company produces honeycomb for its Engineered Products business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (OEMs).

                              COMPOSITE MATERIALS

KEY CUSTOMERS                                MANUFACTURING FACILITIES
-------------                          -------------------------------------
Alenia                                 Burlington, WA
Boeing                                 Casa Grande, AZ
Bombardier                             Clearwater, FL
British Aerospace                      Dagneux, France
CFAN                                   Duxford, England
Durakon Industries                     Lancaster, OH
EADS (Airbus)                          Linz, Austria
Embraer-Empresa                        Livermore, CA
GKN                                    Parla, Spain
Goodrich                               Pottsville, PA
Lockheed Martin                        Salt Lake City, UT
Northrop Grumman                       Welkenraedt, Belgium
United Technologies
Vestas

    The Company operates sales offices in the United States located in Bedford, Texas; Danbury, Connecticut; Dublin, California; Redmond, Washington; and Novi, Michigan. In Europe, the Company operates sales offices at it manufacturing sites as well as Pasching, Austria; Munich, Germany; and Saronno, Italy. The Company also operates sales offices in Melbourne, Australia; Shanghai, China; and Sao Paulo, Brazil.

    As part of Hexcel's business consolidation and restructuring activities, the Company's Gilbert, Arizona manufacturing facility was closed in the fourth quarter of 2001. It is anticipated that the Lancaster, Ohio manufacturing facility will be closed in the second quarter of 2002. The manufacturing output from these facilities will be produced by the Livermore, California and Salt Lake City, Utah facilities.

    The Composite Materials business segment's net sales to third party customers were $607.7 million in 2001, $567.0 million in 2000 and $605.9 million in 1999, which represented approximately 60%, 54% and 52% of the Company's net sales, respectively. Net sales for composite materials are highly dependent upon commercial aircraft build rates as further discussed under the captions "Markets and Customers" and "Management's Discussion and Analysis of Financial Condition and Results of

Operations." In addition, about 2% of the Company's total production of composite materials is used internally to manufacture OEM composite structures and interiors.

    The Company also owns a 45% equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. This composite materials joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and Dainippon Ink and Chemicals, Inc.

ENGINEERED PRODUCTS

    The Engineered Products business segment has worldwide responsibility for manufacturing and marketing composite structures primarily for use in the aerospace industry, as well as OEM aircraft interiors. Composite structures and aircraft interior components are manufactured from a variety of composite and other materials, including prepregs, honeycomb and structural adhesives, using such manufacturing processes as resin transfer molding, autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Composite structures include such items as wing-to-body and flap track fairings, radomes, engine cowls, inlet ducts, wing panels and other aircraft components. Aircraft interior components include such items as overhead storage bins, flight deck panels and door liners.

    The following table identifies the Engineered Products business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT                  PRODUCTS                          PRIMARY END-USE
----------------          ------------------------  ------------------------------------------------
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

                          OEM aircraft interiors    - OEM aircraft interiors, including:
                                                       Overhead storage compartments
                                                       Flight deck panels
                                                       Door liners

    In April 2000, the Company sold its Bellingham aircraft interiors business. This business was responsible for the design, engineering and manufacture of commercial aircraft interior components and systems for airline refurbishment applications.

                              ENGINEERED PRODUCTS

KEY CUSTOMERS                                 MANUFACTURING FACILITY
-------------                          -------------------------------------
Aviation Partners Boeing               Kent, WA
Boeing
Mitsubishi Heavy Industries
Vought

    The Engineered Products business segment's net sales and pro forma net sales to third party customers, after giving effect to the disposition of the Bellingham aircraft interiors business as if the transaction occurred at the beginning of 1999, were as follows:

                                                        2001       2000       1999
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Net sales...........................................   $124.9     $129.5     $214.7
Pro forma net sales.................................    124.9      110.6      144.7

    The Engineered Products business segment's net sales to third party customers represented approximately 12%, 12% and 19% of the Company's net sales in 2001, 2000 and 1999, respectively.

    In addition, Hexcel has equity ownership interests in two engineered product joint ventures: BHA Aero Composite Parts Co., Ltd. ("BHA Aero") and Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"). In 1999, Hexcel formed BHA Aero with Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed Asian Composites with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began manufacturing and shipping products during the second half of 2001, while BHA Aero will begin shipping engineered products in the first half of 2002.

MARKETS AND CUSTOMERS

    Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

                                                                2001        2000(1)       1999(1)
                                                              --------      --------      --------
NET SALES BY MARKET
Commercial aerospace........................................     53%           49%           55%
Space and defense...........................................     14            12            13
Electronics.................................................      8            17            14
Industrial..................................................     25            22            18
                                                                ---           ---           ---
    Total...................................................    100%          100%          100%
                                                                ===           ===           ===
NET SALES BY GEOGRAPHY(2)
United States...............................................     52%           57%           57%
U.S. exports................................................      7             5             8
International...............................................     41            38            35
                                                                ---           ---           ---
    Total...................................................    100%          100%          100%
                                                                ===           ===           ===

------------------------

(1) Net Sales by Market have been restated in 2000 and 1999 for comparative purposes to conform to the 2001 presentation.

(2) Net Sales by Geography were based on the location in which the sale was manufactured.

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

    Reflecting the demand factors noted above, the number of commercial aircraft delivered by The Boeing Company ("Boeing") and Airbus Industrie ("Airbus") declined by 48% from 1992 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft. Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 in 1999. Combined aircraft deliveries declined to 800 aircraft in 2000 and rebounded to 852 aircraft in 2001.

    In light of the tragic events that occurred on September 11, 2001 and the negative impact on the commercial aerospace market, Boeing and Airbus have significantly reduced their build rate projections for 2002 and 2003 from rates previously expected. The impact of these changes on Hexcel will be influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production. The dollar value of Hexcel's materials varies by aircraft type--twin aisle aircraft use more Hexcel materials and products than narrow body aircraft and newer designed aircraft use more than older generations. The speed by which the aircraft manufacturers reduce their production to the new demand levels, and thereby their inventories, will impact their requirements for Hexcel's products. On average, Hexcel delivers products into the supply chain about six months prior to aircraft delivery. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. Hexcel anticipates that its commercial aerospace revenues will decline approximately 25-30% in 2002 compared with 2001, and may decline further in 2003.

    Set forth below are historical deliveries as published by Boeing and Airbus:

                                                    1992       1993       1994       1995       1996       1997       1998
                                                  --------   --------   --------   --------   --------   --------   --------
Boeing (including McDonnell Douglas)............    573        409        311        256        271        375        559
Airbus..........................................    157        138        127        124        126        182        229
                                                    ---        ---        ---        ---        ---        ---        ---
Total...........................................    730        547        438        380        397        557        788
                                                    ===        ===        ===        ===        ===        ===        ===

                                                    1999       2000       2001
                                                  --------   --------   --------
Boeing (including McDonnell Douglas)............    620        489        527
Airbus..........................................    294        311        325
                                                    ---        ---        ---
Total...........................................    914        800        852
                                                    ===        ===        ===

    Approximately 23%, 20% and 27% of Hexcel's 2001, 2000 and 1999 net sales, respectively, were to Boeing and related subcontractors. Of the 23% of sales to Boeing and its subcontractors in 2001, 20% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 16%, 13% and 11% of Hexcel's 2001, 2000 and 1999 net sales, respectively, were to EADS, including Airbus, and its subcontractors. Of the 16% of sales to EADS and its subcontractors in 2001, 14% and 2% related to commercial aerospace and space and defense market applications, respectively. The loss of all or a significant portion of the business with Boeing or EADS would likely have a material adverse effect on the Company's consolidated results of operations.

SPACE AND DEFENSE

    The space and defense markets have historically been innovators in and sources of significant demand for advanced structural materials. The aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the U.S. and certain European governments. Presently, there are a number of potentially significant military aircraft programs in various stages of development or initial production that utilize advanced structural materials. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopter programs anticipated either to enter full-scale production in the near future or to significantly increase production rates. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche and the NH90 helicopters. The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

    Contracts to supply materials for military and some commercial projects contain provisions for termination at the convenience of the U.S. government or the buyer. In the case of such a termination, Hexcel is entitled to recover reasonable costs incurred plus a provision for profit on the incurred costs. In addition, the Company is subject to U.S. government cost accounting standards in accordance with applicable Federal Acquisition Regulations.

ELECTRONICS

    The Company is one of the largest producers of high-quality, lightweight fiberglass fabric substrates used in the fabrication of multilayer printed wiring boards. In addition to its U.S. businesses, the Company has ownership positions in the Interglas and Asahi-Schwebel joint ventures. Interglas and Asahi-Schwebel are leading fiberglass fabric manufacturers in Europe, Japan and Southeast Asia. Fiberglass fabric substrates are a critical component used in the production of printed wiring boards, which are integral to most advanced electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances.

    The printed wiring board market experienced considerable growth in recent years due to growth in electronic equipment markets for products such as cellular phones, computers, and pagers. In addition, many other products such as automobiles, home appliances and medical equipment now have ever-increasing electronic content, which also drives growth for printed wiring boards.

    During the second quarter of 2001, the industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass substrates. As the downturn continued through 2001, competition intensified for the business that remained and pricing pressure increased. Depressed conditions in this sector have continued into the first quarter of 2002. Meanwhile, import quotas limiting Asian imports of fiberglass fabrics into the United States expired at the end of 2001 and the migration of lower layer count printed wiring board production to Asia has continued. Given the length and complexity of the supply chain and the large number of electronics devices that incorporate printed wiring boards manufactured using the Company's products, it is difficult to predict when the inventory correction will end, and when, and to what extent, the industry will recover. As a result of these factors, the Company's sales to the electronics market in 2001 decreased $104.2 million, or 57.5%, from sales in 2000.

INDUSTRIAL MARKETS

    Hexcel has focused its participation in industrial markets in areas where the application of advanced structural material technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance is the key product criterion. Future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within industrial markets, key applications include surface transportation (automobiles, mass transit and high-speed rail and marine applications), wind energy, civil engineering, skis, snowboards, fishing rods, tennis rackets, bicycles and soft body armor. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology in its industrial markets.

    Further discussion of Hexcel's markets and customers, including certain risks, uncertainties and other factors with respect to "forward-looking statements" about those markets and customers, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    Financial information and further discussion of Hexcel's business segments and geographic areas, including external sales, long-lived assets and significant customers, are contained throughout the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

BACKLOG

    In recent years, Hexcel's customers have increasingly demanded shorter order lead times and "just-in-time" delivery performance. While the Company has many multi-year contracts with its major aerospace customers, most of these contracts specify the proportion of the customers' requirements that will be supplied by the Company and the terms under which the sales will occur, not the specific quantities to be procured. The Company's electronic and industrial customers have always desired to order their requirements on as short a lead-time as possible. As a result, the Company has recognized that over the last few years the twelve-month order backlog is no longer a meaningful trend indicator and, as a result, ceased monitoring it in the management of the business.

RAW MATERIALS AND PRODUCTION ACTIVITIES

    Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") precursor material used in the manufacture of carbon fibers. The Company consumed internally approximately 49% and 27% of its carbon fiber and industrial fabric production, respectively, in 2001. However, the Company purchases most of the raw materials used in production from third parties. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on the Company's consolidated results of operations.

    In addition, certain raw materials and operating supplies used by Hexcel are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on the Company's consolidated results of operations in the event of significant price changes are electricity, natural gas, aluminum and certain chemicals. The Company attempts to minimize the impact of commodity price risk, when feasible, by entering into supply agreements that specify raw material prices or limit price increases for a reasonable period of time. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

    Hexcel's production activities are generally based on a combination of "make-to-order" and "make-to-forecast" production requirements. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.

RESEARCH AND TECHNOLOGY; PATENTS AND KNOW-HOW

    Hexcel's Research and Technology ("R&T") departments support the Company's core businesses worldwide. Through R&T activities, the Company maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development analysis and testing of composite materials, computational design and prediction, and other scientific disciplines related to the Company's worldwide business base. Additionally, Hexcel's R&T function performs a limited amount of contract research and development in the United States and Europe for strategically important customers and government agencies in the areas of carbon fiber ceramics, high temperature polymers, advanced textiles and composite structures manufacturing.

    Hexcel's products rely primarily on the Company's expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, the Company has been placing more emphasis on cost effective product design and lean manufacturing in recent years. Towards this end, the Company has entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. The Company believes that it possesses unique capabilities to design, develop and manufacture composite materials and structures. The Company owns and maintains in excess of 100 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is the Company's policy to actively enforce its proprietary rights. The Company believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

    Hexcel spent $18.6 million for research and technology in 2001, $21.2 million in 2000 and $24.8 million in 1999. These expenditures were expensed as incurred.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and of associated financial liability. To date, environmental control regulations have not had a significant adverse effect on the Company's overall operations. A discussion of environmental matters is contained in Item 3, "Legal Proceedings," and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

EMPLOYEES

    As of December 31, 2001, Hexcel employed 5,376 full-time employees, 3,379 in the United States and 1,997 internationally. The number of full-time employees has declined from 6,072 and 6,328 as of December 31, 2000 and 1999, respectively, primarily due to Hexcel's business consolidation and restructuring programs and the sale of the Bellingham aircraft interiors business in April 2000. The Company's business consolidation and restructuring programs include the right-sizing of the Company in response to the forecasted reductions in commercial aircraft production and the continued weakness in electronics and the closure of manufacturing facilities, such as the facilities in Gilbert, Arizona and Lancaster, Ohio. The Company expects to further reduce the number of employees to less than 4,500 by the end of 2002. For further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 4 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

    Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut. The Company's research and technology administration, and certain laboratories are located in Dublin, California; Duxford, United Kingdom; Decines, France; and Anderson, South Carolina.

    The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

                            MANUFACTURING FACILITIES

                               APPROXIMATE
FACILITY LOCATION             SQUARE FOOTAGE      BUSINESS SEGMENT                 PRINCIPAL PRODUCTS
-----------------             --------------   -----------------------   --------------------------------------
United States:
  Anderson, South
    Carolina................     432,000       Reinforcement Products    Industrial Fabrics
  Burlington, Washington....      73,000       Composite Materials       Honeycomb Parts
  Casa Grande, Arizona......     307,000       Composite Materials       Honeycomb and Honeycomb Parts
  Clearwater, Florida.......      40,000       Composite Materials       Prepregs
  Decatur, Alabama..........     159,000       Reinforcement Products    PAN Precursor (used to produce Carbon
                                                                           Fibers)
  Kent, Washington..........     733,000       Engineered Products       Composite Structures
  Lancaster, Ohio...........      49,000       Composite Materials       Prepregs
  Livermore, California.....     141,000       Composite Materials       Prepregs
  Pottsville,
    Pennsylvania............     134,000       Composite Materials       Honeycomb Parts
  Salt Lake City, Utah......     457,000       Reinforcement Products;   Carbon Fibers; Prepregs
                                                 Composite Materials
  Seguin, Texas.............     204,000       Reinforcement Products    Industrial Fabrics
  Statesville, North
    Carolina................     553,000       Reinforcement Products    Electronic Fabrics; Industrial fabrics
  Washington, Georgia.......     160,000       Reinforcement Products    Electronic Fabrics

International:
  Dagneux, France...........     130,000       Composite Materials       Prepregs
  Decines, France...........      90,000       Reinforcement Products    Industrial Fabrics
  Duxford, United Kingdom...     440,000       Composite Materials       Prepregs; Honeycomb and Honeycomb
                                                                           Parts
  Les Avenieres, France.....     476,000       Reinforcement Products    Electronic Fabrics; Industrial Fabrics
  Linz, Austria.............     163,000       Composite Materials       Prepregs
  Parla, Spain..............      43,000       Composite Materials       Prepregs
  Welkenraedt, Belgium......     223,000       Composite Materials       Honeycomb and Honeycomb Parts

    Hexcel leases the facilities located in Anderson, South Carolina; Washington, Georgia; Clearwater, Florida; Statesville, North Carolina; and the land on which the Burlington, Washington, facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona; Linz, Austria; and Les Avenieres, France. The remaining facilities are owned by the Company.

    The facilities located in Casa Grande, Arizona; Decatur, Alabama; Dublin; California; Kent, Washington; Livermore, California; Salt Lake City, Utah; and Seguin, Texas are subject to mortgages in support of the bank syndicate that provides the Company with its Senior Credit Facility.

    As part of Hexcel's business consolidation and restructuring programs, the Lancaster, Ohio manufacturing facility will be closed during the second quarter of 2002. The manufacturing of products from this facility will be moved to the Livermore, California and Salt Lake City, Utah sites.

ITEM 3. LEGAL PROCEEDINGS

    Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

    Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties ("PRPs"). While the Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material, the Company has nonetheless accrued an estimate of its liability with respect to these matters.

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order and later entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order and Remediation Agreement is accrued in its consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company's Kent, Washington, site by the U.S. Environmental Protection Agency. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination. The Company's estimate of the remaining costs associated with its responsibility for the cleanup of this site is accrued in its consolidated balance sheets.

    Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. It appears that Toho Tenax Co. Ltd., one of its subsidiaries and one of its employees have been indicted for obstruction of justice. No other indictments have been issued in the case to date. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

    In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)). The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The Court has issued a tentative ruling to certify the class, but no final ruling has been issued. If the tentative ruling becomes final, discovery is expected to continue to proceed. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

    The Company has also been joined as a party in numerous purported class actions in California spawned by the Thomas & Thomas class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California who indirectly purchased carbon fiber products. The cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The cases are Lazio v. Amoco Polymers Inc., et.al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon
v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et.al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et.al., filed October 4, 2001; Elisa Langsam v Newport Adhesives and Composites, Inc, et al., filed October 4, 2001; Jubal Delong et al. v Amoco Polymers, Inc. et al., filed October 26, 2001; and Louis V. Ambrosio v Amoco Polymers, Inc. et. al., filed October 25, 2001.

    At its Livermore, California facility, Hexcel has received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District. Hexcel is investigating the issues and is cooperating with the District.

    On May 10, 1999, the Company filed a complaint against Hercules, Inc., in the Supreme Court of New York, seeking recovery of certain disputed items relating to the 1996 purchase by Hexcel of the Hercules Composite Products Division. On June 1, 2001, Hexcel was awarded a judgment in the amount of $7.3 million plus interest for a total of $10.2 million; interest on the judgment continues to accrue. Hercules appealed the judgment and delivered a bond to secure collection of the judgment. In the first quarter of 2002, the judgment was upheld by the appellate division, but the judgment has not become final. Hexcel strongly believes that the judgment will become final.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 22 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

    Hexcel did not declare or pay any dividends in 2001, 2000 or 1999. The payment of dividends is generally prohibited under the terms of certain of the Company's debt agreements.

    On March 22, 2002, there were 1,384 holders of record of Hexcel common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by Item 6 is contained on page 29 of this Annual Report on Form 10-K under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7 is contained on pages 30 to 57 of this Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by Item 7A is contained under the heading "Market Risks" on pages 54 to 56 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is contained on pages 58 to 94 of this Annual Report on Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The report of the independent public accountants for the years ended December 31, 2001, 2000 and 1999 is contained on page 60 of this Annual Report on Form 10-K under the caption "Report of Independent Accountants" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    The information required by Item 10 will be contained in Hexcel's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 will be contained in Hexcel's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 will be contained in Hexcel's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 will be contained in Hexcel's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  1.  FINANCIAL STATEMENTS

    The consolidated financial statements of Hexcel, the notes thereto, and the report of independent accountants are listed on page 58 of this Annual Report on Form 10-K and are incorporated herein by reference.

    2.  FINANCIAL STATEMENT SCHEDULES

    The financial statement schedule and the report of independent accountants required by Item 14(a)(2) are listed on page 58 of this Annual Report on Form 10-K and are incorporated herein by reference.

B.  REPORTS ON FORM 8-K

    Current Report on Form 8-K dated October 25, 2001, relating to third quarter 2001 financial results.

C.  EXHIBITS

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
 2.1                       Asset Purchase Agreement dated March 31, 2000 between Hexcel
                           Corporation and Britax Cabin Interiors, Inc. (incorporated herein by reference to Exhibit 2.1 to Hexcel's Current
                           Report on Form 8-K dated May 10, 2000).

 3.1                       Restated Certificate of Incorporation of Hexcel Corporation
                           (incorporated herein by reference to Exhibit 1 to Hexcel's
                           Registration Statement on Form 8-A dated July 9, 1996,
                           Registration No. 1-08472).

 3.2                       Amended and Restated Bylaws of Hexcel Corporation
                           (incorporated herein by reference to Exhibit 3.2 to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001)

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

 4.3(a)                    Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1993 (incorporated herein by reference to
                           Exhibit 4.10 to the Company's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 1993).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
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

10.1(e)                    Consent Letter dated March 30, 2000 relating to the Third
                           Amendment dated March 7, 2000 to the Second Amended and
                           Restated Credit Agreement dated September 15, 1998
                           (incorporated herein by reference to Exhibit 2.1 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended March 31, 2000).

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

10.1(g)                    Fifth Amendment and Consent, dated as of May 11, 2001, to
                           the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the
                           Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit
                           Suisse First Boston, as Administrative Agent (incorporated by reference herein to Exhibit 10.1(h) to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.1(h)                    Sixth Amendment and Consent, dated as of June 21, 2001, to the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the
                           Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit
                           Suisse First Boston, as Administrative Agent (incorporated by reference herein to Exhibit 10.1(i) to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001).

10.1(i)                    Waiver, dated as of December 31, 2001, to the Second Amended and Restated Credit Agreement, dated as of September 15,
                           1998, among Hexcel Corporation and the Foreign Borrowers
                           from time to time party thereto, the banks and other
                           financial institutions from time to time parties thereto,
                           Citibank, N.A., as Documentation Agent, and Credit Suisse
                           First Boston, as Administrative Agent (incorporated by
                           reference to Exhibit 99.2 of the Company's Current Report on
                           Form 8-K, filed on January 10, 2002).

10.1(j)                    Seventh Amendment and Consent, dated as of January 25, 2002, to the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the
                           Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit
                           Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed on January 28, 2002).

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

10.1(l)                    First Amendment to Amended and Restated Collateral Agreement
                           dated as of Januay 25, 2002, to the Amended and Restated
                           Collateral Agreement dated March 7, 2000 to the Second
                           Amended and Restated Credit Agreement by and among Hexcel
                           Corporation and the Foreign Borrowers from time to time
                           parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as
                           Documentation Agent, and Credit Suisse First Boston, as
                           Administrative Agent (incorporated by reference to Exhibit
                           99.2 of the Company's Current Report on Form 8-K, filed on
                           January 28, 2002).

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

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
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

10.3(e)*                   Hexcel Corporation Incentive Stock Plan, as amended and
                           restated on December 19, 2000 (incorporated herein by
                           reference to Exhibit 10.3(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.3(f)*                   Hexcel Corporation Incentive Stock Plan, as amended and
                           restated on December 19, 2000 and further amended on January
                           10, 2002.

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

10.4(b)*                   Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as
                           amended on February 3, 2000, and further amended on February
                           1, 2001 (incorporated herein by reference to Exhibit 10.4(b)
                           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4(c)*                   Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as
                           amended on February 3, 2000, and further amended on February
                           1, 2001 and January 10, 2002.

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

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.5(d)*                   Hexcel Corporation Management Stock Purchase Plan, as
                           amended and restated on December 19, 2000 (incorporated
                           herein by reference to Exhibit 10.5(d) to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 2000).

10.6*                      Hexcel Corporation Management Incentive Compensation Plan,
                           as amended and restated on December 19, 2000 and as further amended on February 27, 2002.

10.7*                      Hexcel Corporation Long-Term Incentive Plan.

10.8*                      Form of Employee Option Agreement (2002).

10.9 *                     Form of Employee Option Agreement (2000) (incorporated
                           herein by reference to Exhibit 10.7 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended December 31,
                           2000).

10.10 *                    Form of Employee Option Agreement Special Executive Grant
                           (2000) dated December 20, 2000 (incorporated by reference to
                           Exhibit 10.8 of the Company's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 2000).

10.11*                     Form of Employee Option Agreement Special Executive Grant
                           (1999) dated December 2, 1999 (incorporated by reference to
                           Exhibit 10.7 of the Company's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 1999).

10.12*                     Form of Employee Option Agreement (1999) dated December 2,
                           1999 (incorporated by reference to Exhibit 10.8 of the
                           Company's Annual Report on Form 10-K for the fiscal year
                           ended December 31, 1999).

10.13* Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           March 31, 1999).

10.14* Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 1998).

10.15*                     Form of Employee Option Agreement (1997) (incorporated
                           herein by reference to Exhibit 10.4 to Hexcel's Quarterly
                           Report on Form 10-Q for the Quarter ended June 30, 1997).

10.16*                     Form of Employee Option Agreement (1996) (incorporated
                           herein by reference to Exhibit 10.5 to Hexcel's Quarterly
                           Report on Form 10-Q for the Quarter ended March 31, 1996).

10.17*                     Form of Employee Option Agreement (1995) (incorporated
                           herein by reference to Exhibit 10.6 to Hexcel's Quarterly
                           Report on Form 10-Q for the Quarter ended March 31, 1996).

10.18*                     Form of Retainer Fee Option Agreement for Non-Employee
                           Directors (2000) (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.19*                     Form of Retainer Fee Option Agreement for Non-Employee
                           Directors (1999) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.20*                     Form of Retainer Fee Option Agreement for Non-Employee
                           Directors (1998) (incorporated herein by reference to
                           Exhibit 10.11 to Hexcel's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1998).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.21*                     Form of Retainer Fee Option Agreement for Non-Employee
                           Directors (1997) (incorporated herein by reference to
                           Exhibit 10.8 to Hexcel's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997).

10.22*                     Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1995).

10.23*                     Form of Supplemental Compensation Option Agreement
                           (Directors).

10.24*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (December 20, 2000) (incorporated herein by
                           reference to Exhibit 10.22 to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2000).

10.25*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (Special Executive Grant December 2, 1999)
                           (incorporated by reference to Exhibit 10.19 of the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1999).

10.26*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (December 2, 1999) (incorporated by reference to
                           Exhibit 10.20 of the Company's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1999).

10.27*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (1999) (incorporated herein by reference to
                           Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for
                           the Quarter ended March 31, 1999).

10.28*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (1998) (incorporated herein by reference to
                           Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for
                           the Quarter ended March 31, 1998).

10.29*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (1997) (incorporated herein by reference to
                           Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for
                           the Quarter ended June 30, 1997).

10.30*                     Form of Performance Accelerated Restricted Stock Unit
                           Agreement (1996) (incorporated herein by reference to
                           Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for
                           the Quarter ended March 31, 1996).

10.31*                     Form of Restricted Stock Unit Agreement (2002).

10.32*                     Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's Quarterly Report on
                           Form 10-Q for the Quarter ended June 30, 1997).

10.33*                     Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.34*                     Form of Exchange Performance Accelerated Stock Option
                           Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter
                           ended September 30, 1998).

10.35*                     Form of Performance Accelerated Stock Option Agreement
                           (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter
                           ended June 30, 1997).

10.36*                     Form of Performance Accelerated Stock Option (Employee)
                           (incorporated herein by reference to Exhibit 10.7 to
                           Hexcel's Quarterly Report on Form 10-Q for the Quarter ended
                           June 30, 1997).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.37*                     Form of Grant of Restricted Stock Unit Agreement
                           (incorporated herein by reference to Exhibit 10.3 to
                           Hexcel's Quarterly Report on Form 10-Q for the Quarter ended
                           March 31, 1999).

10.38*                     Form of Grant of Restricted Stock Unit Agreement
                           (incorporated herein by reference to Exhibit 10.10 to
                           Hexcel's Quarterly Report on Form 10-Q for the Quarter ended
                           June 30, 1997).

10.39*                     Hexcel Corporation 1997 Employee Stock Purchase Plan, and
                           amended on March 19, 2001.

10.40*                     Employment Agreement dated as of July 30, 2001 between
                           Hexcel Corporation and David E. Berges (incorporated by
                           reference herein to Exhibit 10.37 to Hexcel's Registration
                           Statement on Form S-4 (No. 333-66582), filed on August 2,
                           2001).

10.40(a)*                  Employee Option Agreement dated as of July 30, 2001 between
                           Hexcel Corporation and David E. Berges (incorporated by
                           reference herein to Exhibit 10.37(a) to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001).

10.40(b)*                  Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E.
                           Berges (incorporated by reference herein to Exhibit 10.37(b)
                           to Hexcel's Registration Statement on Form S-4 (No.
                           333-66582), filed on August 2, 2001).

10.40(c)*                  Restricted Stock Agreement dated as of July 30, 2001 between
                           Hexcel Corporation and David E. Berges (incorporated by
                           reference herein to Exhibit 10.37(c) to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001).

10.40(d)*                  Supplemental Executive Retirement Agreement dated as of July
                           30, 2001 between Hexcel Corporation and David E. Berges
                           (incorporated by reference herein to Exhibit 10.37(d) to
                           Hexcel's Registration Statement on Form S-4 (No. 333-66582),
                           filed on August 2, 2001).

10.40(e)*                  Letter Agreement dated August 1, 2001 between Hexcel
                           Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel's Registration
                           Statement on Form S-4 (No. 333-66582), filed on August 2,
                           2001).

10.40(f)*                  Letter Agreement dated August 28, 2001 between Hexcel
                           Corporation and David E. Berges (incorporated herein by
                           reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.40(g)*                  Agreement, dated as of April 27, 2001, by and between Hexcel
                           Corporation and John J. Lee (incorporated by reference
                           herein to Exhibit 10.38(n) to Hexcel's Registration
                           Statement on Form S-4 (No. 333-66582), filed on August 2,
                           2001).

10.41*                     Amended and Restated Employment Agreement dated October 11,
                           2000 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41(a)*                  Amendment to Amended and Restated Employment Agreement dated
                           October 11, 2000 between Hexcel and John J. Lee
                           (incorporated herein by reference to Exhibit 10.37(a) to the
                           Company's Annual Report on Form 10-K for the fiscal year
                           ended December 31, 2000).

10.41(b)*                  Employee Option Agreement dated as of February 29, 1996
                           between Hexcel and John J. Lee (incorporated herein by
                           reference to Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.41(c)*                  Bankruptcy Court Option Agreement dated as of February 29,
                           1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.41(d)*                  Performance Accelerated Restricted Stock Unit Agreement
                           dated as of February 29, 1996 between Hexcel and John J. Lee
                           (incorporated herein by reference to Exhibit 10.14(c) to the
                           Company's Annual Report on Form 10-K for the fiscal year
                           ended December 31, 1995).

10.41(e)*                  Short-Term Option Agreement dated as of February 29, 1996
                           between Hexcel and John J. Lee (incorporated herein by
                           reference to Exhibit 10.14(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.41(f)*                  Form of Reload Option Agreement dated as of February 29,
                           1996 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.14(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.41(g)*                  Supplemental Executive Retirement Agreement dated as of May
                           20, 1998 between Hexcel and John J. Lee (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly
                           Report on Form 10-Q for the Quarter ended June 30, 1998).

10.41(h)*                  Amendment to Supplemental Executive Retirement Agreement
                           dated January 21, 1999, between Hexcel Corporation and John
                           J. Lee (incorporated herein by reference to Exhibit 10.37(h)
                           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.41(i)*                  Second Amendment to Supplemental Executive Retirement
                           Agreement dated October 11, 2000, between Hexcel Corporation and John J. Lee (incorporated herein by reference to Exhibit
                           10.5 to the Company's Quarterly Report on Form 10-Q for the
                           Quarter ended September 30, 2000).

10.41(j)*                  Split Dollar Agreement dated as of January 21, 1999 among
                           Hexcel, John J. Lee and certain Trustees (incorporated
                           herein by reference to Exhibit 10.4 to the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           March 31, 1999).

10.41(k)*                  Executive Severance Agreement between Hexcel and John J. Lee dated as of February 3, 1999 (incorporated herein by
                           reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.41(l)*                  Letter dated December 2, 1999 from Hexcel Corporation to
                           John J. Lee, regarding the Company's Management Incentive
                           Compensation Plan for 1999 (incorporated by reference to
                           Exhibit 10.33(i) of the Company's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1999).

10.41(m)*                  Employee Option Agreement dated as of December 20, 2000
                           between Hexcel and John J. Lee (incorporated herein by
                           reference to Exhibit 10.37(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.42*                     Severance and Termination Agreement dated as of December 17,
                           2001 between Hexcel Corporation and Harold E. Kinne.

10.42(a)*                  Summary of Terms of Employment (effective as of July 15,
                           1998) between Hexcel and Harold E. Kinne, President and
                           Chief Operating Officer of Hexcel (incorporated herein by
                           reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.42(b)*                  Letter dated December 2, 1999 from Hexcel Corporation to
                           Harold E. Kinne, regarding the Company's Management
                           Incentive Compensation Plan for 1999 (incorporated by
                           reference to Exhibit 10.34(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.42(c)*                  Supplemental Executive Retirement Agreement dated as of May
                           10, 2000 between Hexcel Corporation and Harold E. Kinne
                           (incorporated herein by reference to Exhibit 10.4 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended June 30, 2000).

10.42(d)                   First Amendment to Supplemental Executive Retirement
                           Agreement dated as of July 30, 2001 between Hexcel
                           Corporation and Harold E. Kinne.

10.42(e)*                  Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Harold E. Kinne (incorporated herein by reference to Exhibit 10.6 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 2000).

10.42(f)*                  Amendment to Amendments to Agreements, dated as of November
                           21, 2000, by and between Hexcel Corporation and Harold E.
                           Kinne (incorporated herein by reference to Exhibit 10.38(d)
                           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.43*                     Letter dated December 2, 1999 from Hexcel Corporation to
                           Stephen C. Forsyth, regarding the Company's Management
                           Incentive Compensation Plan for 1999 (incorporated by
                           reference to Exhibit 10.35 of the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1999).

10.43(a)*                  Supplemental Executive Retirement Agreement dated as of May
                           10, 2000 between Hexcel Corporation and Stephen C. Forsyth
                           (incorporated herein by reference to Exhibit 10.5 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended June 30, 2000).

10.43(b)*                  Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth
                           (incorporated herein by reference to Exhibit 10.8 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended September 30, 2000).

10.43(c)*                  Amendment to Amendments to Agreements, dated as of November
                           21, 2000, by and between Hexcel Corporation and Stephen C.
                           Forsyth (incorporated herein by reference to Exhibit
                           10.39(c) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 2000).

10.43(d)*                  First Amendment to Supplemental Executive Retirement
                           Agreement dated as of July 30, 2001 between Hexcel
                           Corporation and Stephen C. Forsyth.

10.44*                     Letter dated December 2, 1999 from Hexcel Corporation to Ira
                           J. Krakower, regarding the Company's Management Incentive
                           Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 2000).

10.43(a)*                  Supplemental Executive Retirement Agreement dated as of May
                           10, 2000 between Hexcel and Ira J. Krakower (incorporated
                           herein by reference to Exhibit 10.6 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended June 30,
                           2000).

10.43(b)*                  Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 2000).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.44(c)*                  First Amendment to Supplemental Executive Retirement
                           Agreement dated as of July 30, 2001 between Hexcel
                           Corporation and Ira J. Krakower.

10.45*                     Form of Executive Severance Agreement between Hexcel and
                           certain executive officers dated as of February 3, 1999
                           (incorporated herein by reference to Exhibit 10.6 to the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended March 31, 1999).

10.46*                     Form of Executive Severance Agreement between Hexcel and
                           certain executive officers dated as of February 3, 1999
                           (incorporated herein by reference to Exhibit 10.7 to the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended March 31, 1999).

10.47*                     Executive Severance Agreement between Hexcel and Robert F.
                           Matthews dated as of July 1, 2000 (incorporated by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q
                           for the Quarter ended June 30, 2000).

10.47(a)*                  Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Robert F. Matthews
                           (incorporated herein by reference to Exhibit 10.11 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended September 30, 2000).

10.47(b)*                  Amendment to Amendments to Agreements, dated as of November
                           21, 2000, by and between Hexcel Corporation and Robert F.
                           Matthews (incorporated herein by reference to Exhibit
                           10.43(b) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 2000).

10.48*                     Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and William Hunt (incorporated
                           herein by reference to Exhibit 10.14 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 2000).

10.48(a)*                  Amendment to Amendments to Agreements, dated as of November
                           21, 2000, by and between Hexcel Corporation and William Hunt
                           (incorporated herein by reference to Exhibit 10.45(a) to the
                           Company's Annual Report on Form 10-K for the fiscal year
                           ended December 31, 2000).

10.49*                     Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and David Tanonis (incorporated herein by reference to Exhibit 10.12 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 2000).

10.50*                     Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.9 of the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           September 30, 2000).

10.50(a)*                  Amendment to Amendments to Agreements, dated as of November
                           21, 2000, by and between Hexcel Corporation and Joseph
                           Shaulson (incorporated herein by reference to Exhibit
                           10.48(a) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 2000).

10.51                      Lease Agreement, dated as of September 15, 1998, by and
                           among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and
                           William J. Wade as co-trustee for CSI Leasing Trust
                           (incorporated herein by reference to Exhibit 10.2 of the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended September 30, 1998).

10.52                      Governance Agreement, dated as of December 19, 2000, among
                           LXH L.L.C., LXH II, L.L.C., Hexcel Corporation and the other parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current
                           Report on Form 8-K dated December 22, 2000).

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
10.52(a)                   Amendment, dated as of April 25, 2001, to the Governance
                           Agreement dated as of December 19, 2000 among LXH, L.L.C.,
                           LXH II, L.L.C., Hexcel Corporation and the other parties
                           listed on the signature pages thereto (incorporated by
                           reference herein to Exhibit 10.51(a) to Hexcel's
                           Registration Statement on Form S-4 (No. 333-66582), filed on
                           August 2, 2001).

10.53                      Registration Rights Agreement, dated as of December 19,
                           2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH
                           II, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December
                           22, 2000).

10.54                      Agreement, dated October 11, 2000, by and among Hexcel
                           Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated
                           herein by reference to Exhibit 10.1 to the Company's Current
                           Report on Form 8-K dated October 13, 2000).

10.55                      Consent and Termination Agreement, dated as of October 11,
                           2000, by and between Hexcel Corporation and Ciba Specialty
                           Chemicals Holding Inc. (incorporated herein by reference to
                           Exhibit 10.2 to the Company's Current Report on Form 8-K
                           dated October 13, 2000).

10.56                      Purchase Agreement, dated as of June 15, 2001, between
                           Hexcel Corporation and Credit Suisse First Boston
                           Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs
                           & Co. and J.P. Morgan Securities Inc.

12.1                       Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21.1                       Subsidiaries of the Company (incorporated by reference
                           herein to Exhibit 21.1 to Hexcel's Registration Statement on
                           Form S-4 (No. 333-66582), filed on August 2, 2001).

23                         Consent of Independent Accountants--PricewaterhouseCoopers
                           LLP.

------------------------

*   Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                                               HEXCEL CORPORATION

              March 26, 2002                                  /s/ DAVID E. BERGES
------------------------------------------         ------------------------------------------
                  (Date)                                        David E. Berges
                                                            CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                    TITLE                          DATE
                ---------                                    -----                          ----
           /s/ DAVID E. BERGES              Chairman of the Board of Directors,        March 26, 2002
    ---------------------------------         President and Chief Executive Officer
            (David E. Berges)                 (PRINCIPAL EXECUTIVE OFFICER)

          /s/ STEPHEN C. FORSYTH            Executive Vice President and               March 26, 2002
    ---------------------------------         Chief Financial Officer
           (Stephen C. Forsyth)               (PRINCIPAL FINANCIAL OFFICER)

           /s/ WILLIAM J. FAZIO             Corporate Controller                       March 26, 2002
    ---------------------------------         (PRINCIPAL ACCOUNTING OFFICER)
            (William J. Fazio)

        /s/ H. ARTHUR BELLOWS, JR.          Director                                   March 26, 2002
    ---------------------------------
         (H. Arthur Bellows, Jr.)

         /s/ SANDRA L. DERICKSON            Director                                   March 25, 2002
    ---------------------------------
          (Sandra L. Derickson)

           /s/ JAMES J. GAFFNEY             Director                                   March 26, 2002
    ---------------------------------
            (James J. Gaffney)

          /s/ MARSHALL S. GELLER            Director                                   March 26, 2002
    ---------------------------------
           (Marshall S. Geller)

                SIGNATURE                                    TITLE                          DATE
                ---------                                    -----                          ----
           /s/ SANJEEV K. MEHRA             Director                                   March 26, 2002
    ---------------------------------
            (Sanjeev K. Mehra)

             /s/ LEWIS RUBIN                Director                                   March 26, 2002
    ---------------------------------
              (Lewis Rubin)

          /s/ PETER M. SACERDOTE            Director                                   March 26, 2002
    ---------------------------------
           (Peter M. Sacerdote)

          /s/ MARTIN L. SOLOMON             Director                                   March 26, 2002
    ---------------------------------
           (Martin L. Solomon)

                            SELECTED FINANCIAL DATA

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

    The following table summarizes selected financial data as of and for the five years ended December 31:

                                                           2001       2000       1999       1998       1997
                                                         --------   --------   --------   --------   --------
RESULTS OF OPERATIONS(A):
  Net sales............................................  $1,009.4   $1,055.7   $1,151.5   $1,089.0    $936.9
  Cost of sales........................................     818.6      824.3      909.0      817.7     714.3
                                                         --------   --------   --------   --------    ------
    Gross margin.......................................     190.8      231.4      242.5      271.3     222.6
Selling, general and administrative expenses...........     120.9      123.9      128.7      117.9     102.4
Research and technology expenses.......................      18.6       21.2       24.8       23.7      18.4
Business consolidation and restructuring expenses......      58.4       10.9       20.1       12.7      25.3
Impairment of goodwill and other purchased
  intangibles..........................................     309.1         --         --         --        --
                                                         --------   --------   --------   --------    ------
  Operating income (loss)..............................    (316.2)      75.4       68.9      117.0      76.5
Gain on sale of Bellingham aircraft interiors
  business.............................................        --       68.3         --         --        --
Interest expense.......................................      64.8       68.7       73.9       38.7      25.8
                                                         --------   --------   --------   --------    ------
  Income (loss) before income taxes....................    (381.0)      75.0       (5.0)      78.3      50.7
Provision for (benefit from) income taxes..............      40.5       26.3       (1.7)      28.4     (22.9)
                                                         --------   --------   --------   --------    ------
  Income (loss) before equity in earnings and
    extraordinary item.................................    (421.5)      48.7       (3.3)      49.9      73.6
Equity in earnings (losses) of and write-downs of an
  investment in affiliated companies...................      (9.5)       5.5      (20.0)       0.5        --
Extraordinary loss on early retirement of debt.........      (2.7)        --         --         --        --
                                                         --------   --------   --------   --------    ------
  Net income (loss)....................................  $ (433.7)  $   54.2   $  (23.3)  $   50.4    $ 73.6
                                                         ========   ========   ========   ========    ======
Net income (loss) per share:
  Basic................................................  $ (11.54)  $   1.47   $  (0.64)  $   1.38    $ 2.00
  Diluted..............................................    (11.54)      1.32      (0.64)      1.24      1.74
Weighted average shares outstanding:
  Basic................................................      37.6       36.8       36.4       36.7      36.7
  Diluted..............................................      37.6       45.7       36.4       45.7      46.0
                                                         --------   --------   --------   --------    ------
FINANCIAL POSITION:
  Total assets.........................................  $  789.4   $1,211.4   $1,261.9   $1,404.2    $811.6
  Working capital......................................  $   80.5   $  128.1   $  117.3   $  219.6    $200.7
  Long-term notes payable and capital lease
    obligations........................................  $  668.5   $  651.5   $  736.6   $  838.1    $339.5
  Stockholders' equity(b)..............................  $ (132.6)  $  315.7   $  270.1   $  302.4    $249.9
                                                         --------   --------   --------   --------    ------
OTHER DATA:
  EBITDA(c)............................................  $   56.1   $  202.3   $  130.3   $  164.5    $112.3
  Adjusted EBITDA(d)...................................  $  119.2   $  144.9   $  150.4   $  177.2    $137.6
  Depreciation and amortization........................  $   63.2   $   58.7   $   61.3   $   47.5    $ 35.8
  Capital expenditures.................................  $   38.8   $   39.6   $   35.6   $   66.5    $ 57.4
  Shares outstanding at year-end, less treasury
    stock..............................................      38.2       37.1       36.6       36.4      36.9
                                                         --------   --------   --------   --------    ------

--------------------------

(a) The comparability of the data may be affected by certain acquisitions and the sale of the Bellingham aircraft interiors business. The Company acquired Clark-Schwebel, a manufacturer of high-quality fiberglass fabrics used to make printed wiring boards and high performance specialty products used in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials in 1998 and the satellite business and certain technologies from Fiberite in 1997. Both acquisitions were accounted for using the purchase method of accounting.

(b) No cash dividends were declared per common stock during the five years ended December 31, 2001.

(c) Earnings before interest, taxes, depreciation, amortization, impairment of goodwill and other purchased intangibles, equity in earnings (losses) of and write-downs of an investment in affiliated companies, and extraordinary loss on early retirement of debt.

(d) Earnings before business consolidation and restructuring expenses, impairment of goodwill and other purchased intangibles, gain on sale of Bellingham aircraft interiors business, compensation expenses associated with the former CEO's retirement, interest, taxes, depreciation, amortization, equity in earnings (losses) of and write-downs of an investment in affilitated companies, and extraordinary loss on early retirement of debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2001          2000          1999
                                                              --------      --------      --------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
PRO FORMA (A):
  Net Sales.................................................  $1,009.4      $1,036.8      $1,081.5
  Adjusted EBITDA (b).......................................  $  119.2      $  144.0      $  141.3
                                                              --------      --------      --------
AS REPORTED:
  Net Sales.................................................  $1,009.4      $1,055.7      $1,151.5
  Gross margin %............................................      18.9%         21.9%         21.1%
  Adjusted operating income (c).............................  $   56.0      $   86.3      $   89.0
  Adjusted operating income % (c)...........................       5.5%          8.2%          7.7%
  Adjusted EBITDA (b).......................................  $  119.2      $  144.9      $  150.4
  Provision for (benefit from) income taxes (d).............  $   40.5      $   26.3      $   (1.7)
  Equity in earnings (losses) of and write-downs of an
    investment in affiliated companies......................  $   (9.5)     $    5.5      $  (20.0)
  Extraordinary loss on early retirement of debt............  $   (2.7)     $     --      $     --
  Net income (loss).........................................  $ (433.7)     $   54.2      $  (23.3)
  Diluted earnings (loss) per share.........................  $ (11.54)     $   1.32      $  (0.64)

------------------------

(a) Pro forma results give effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 1999.

(b) Excludes business consolidation and restructuring expenses, impairment of goodwill and other purchased intangibles, compensation expenses associated with the former CEO's retirement, the gain from the April 2000 sale of the Bellingham business, interest, taxes, depreciation, amortization, equity in earnings (losses) of and write-downs of an investment in affiliated companies, and the extraordinary loss on early retirement of debt.

(c) Excludes business consolidation and restructuring expenses, impairment of goodwill and other purchased intangibles, and compensation expenses associated with the former CEO's retirement.

(d) The 2001 results reflect the impact of the write-down of U.S. deferred tax assets and the impact of ceasing to record the tax benefits from U.S. operating losses commencing during the second quarter of 2001. The 2000 results include $24.0 million of provision for income taxes on the April 2000 gain from the sale of the Bellingham aircraft interiors business.

    During 2001, significant changes occurred in a number of the markets served by Hexcel. These changes impacted the Company's operations and its actions. The following is a summary of several significant developments during the year.

MARKET DEVELOPMENTS:

    - ELECTRONICS. Hexcel manufactures high-quality, lightweight fiberglass fabric substrates used in the fabrication of multilayer printed wiring boards. In the latter part of the first quarter of 2001, sales of these products fell sharply. In the second quarter of 2001, U.S. demand weakened further and our European operations, together with our joint venture interests in Europe and Asia, saw the same sharp decline in customer demand. These reduced demand conditions persisted for the balance of 2001 with revenues down in excess of 65% for the second, third and fourth quarters compared to the same quarters in 2000. The dramatic reductions the Company saw in its electronic revenues were part of the global downturn and supply chain correction seen throughout the electronics industry in 2001. The origins of this downturn have many causes including the end of the so called "tech boom," a sharp reduction in telecommunications infrastructure investments and declining macroeconomic trends. With significant inventory positions existing throughout the electronics supply chain in anticipation of continuing high growth rates, the impact of the decline in electronics end market demand was magnified down the supply chain resulting in the unprecedented declines in sales seen by Hexcel and other electronics supply chain participants. As the downturn continued through 2001, competition intensified for the business that remained and pricing pressure increased. Depressed conditions in this sector have continued into the first quarter of 2002. Meanwhile, import quotas limiting Asian imports of fiberglass fabrics into the U.S. expired at the end of 2001 and the migration of lower layer count printed wiring board production to Asia has continued. Given the length and complexity of the supply chain and the large number of electronics devices that incorporate printed wiring boards manufactured using the Company's products, it is difficult to predict when the inventory correction will end, and when, and to what extent, the industry will recover.

    - COMMERCIAL AEROSPACE. 2001 was a growth year for commercial aerospace with revenues 4.1% higher than 2000. The industry benefited from higher commercial aircraft production as deliveries grew and new aircraft backlog remained strong. The tragic events of September 11, 2001 dramatically changed the outlook for the industry and for Hexcel. The sharp reduction in passenger traffic post September 11th in both the United States and overseas significantly impacted airline profitability. The airlines cut capacity and started canceling and pushing out aircraft orders. As a result, The Boeing Company ("Boeing") plans significant reductions in aircraft production rates in 2002 and Airbus Industrie ("Airbus") cancelled previous plans to increase aircraft production rates in 2002. Combined, Boeing and Airbus delivered 852 aircraft in 2001, and have indicated that 2002 deliveries will be approximately 680 aircraft. Additionally, public statements of Boeing and Airbus suggest that less than 600 aircraft combined will be delivered in 2003. As a result, Hexcel anticipates its commercial aerospace sales will be in the order of 25-30% lower in 2002 than in 2001, and may decline further in 2003. These declines may be exaggerated in the short term as the industry corrects inventory levels throughout its supply chain in response to the lowered level of output expected over the next two years.

    - SPACE & DEFENSE AND INDUSTRIAL. While electronic revenues declined in 2001 and the outlook for commercial aerospace changed, revenues from space & defense and industrial (emerging) applications grew. Revenues from fixed wing and rotary military aircraft grew as the next generation of aircraft started to enter full-scale production. Hexcel benefited from continued strong sales of reinforcement fabrics used in soft body armor and other ballistic applications. The growth came from military replacement programs as well as continued law enforcement agency demand. The use of Hexcel's composite materials in wind energy and automotive applications continued to expand, resulting in double-digit revenue growth for these industrial markets. Installed wind energy capacity continues to increase at a rapid rate, primarily in Europe, and with it the size of the wind generators being built. The number of automobile models that use Hexcel's products for impact protection of structural applications continues to grow.

BUSINESS CONSOLIDATION, RESTRUCTURING AND IMPAIRMENTS:

    With the changes in the electronics market during 2001 and the outlook for commercial aerospace in 2002, Hexcel embarked upon a re-shaping of its business to face its new realities:

    - The Company's initial response to the downturn in electronics demand was to idle plants and equipment and furlough employees. As the extent of the industry downturn became apparent, the Company reduced employment in its reinforcement products business and its corporate staff.

    - The impact of the events of September 11, 2001 called for a reshaping of the Company. On November 7, 2001, the Company announced a program to reduce its cash fixed overhead costs by approximately $60.0 million, or 20%, compared to previous spending rates, primarily through reductions in headcount. The majority of the fixed cost reductions were completed in the fourth quarter of 2001 with most of the remaining actions scheduled to be completed in the first quarter of 2002. As a result, the Company anticipates that the benefit of this cost reduction initiative will be evident in its second quarter 2002 financial results. With the impact of these fixed cost reductions and the results of reducing direct production employees as sales decline, the Company anticipates its employment will be less than 4,500 by the end of 2002 compared to 6,188 on June 30, 2001. The Company recorded a restructuring charge of $47.9 million with respect to these actions, of which approximately $35.0 million will be cash expenditures. About $3.0 million of these cash expenditures were incurred in the fourth quarter of 2001, with the balance to be incurred throughout 2002.

    - In December 2001, Hexcel announced that it had completed the previously announced closure of its Gilbert, Arizona composites facility ahead of schedule. It further noted that it would complete the closure of its Lancaster, Ohio facility in the second quarter of 2002. Business consolidation and restructuring activities are discussed more fully below under "Business Consolidation and Restructuring Programs."

    - During the second quarter of 2001, Hexcel determined that it needed to change the tax reporting of its U.S. operating losses because of its business outlook at that time. Previously, the Company had recorded the benefit of these net operating losses by increasing the deferred tax asset carried on its consolidated balance sheet. Beginning in the second quarter of 2001, the Company established a valuation allowance against the benefits of subsequent U.S. net operating losses until the U.S. operations return to consistent profitability. In light of the significant events that occurred in the second half of 2001, including the delay in the anticipated recovery of the electronics market, anticipated reductions in future commercial aircraft production, and a general weakening of the economy, expectations of future operating performance of the Company have been reduced. These lowered estimates of U.S. taxable income made it unlikely that the Company would generate sufficient income during the carry-forward period to utilize the U.S. deferred tax assets on its consolidated balance sheet. Therefore, Hexcel wrote off its $32.6 million U.S. deferred tax asset during the fourth quarter of 2001.

    - In the fourth quarter of 2001, Hexcel recorded a non-cash charge of $309.1 million related to the impairment of a substantial portion of goodwill and other intangible assets acquired in the Clark-Schwebel transaction of 1998 and the Fiberite transaction of 1997. These write-downs came as a result of an extensive review of long-lived assets, particularly goodwill and other intangible assets acquired in recent years in light of the changes in market conditions and the current market outlook. The announced reductions in future commercial aircraft production, the unprecedented decline in demand for woven glass fabrics, along with the overall weakness in the U.S. economy have led to lowered revenue forecasts for the relevant business segments and have led Hexcel to the conclusion that certain items of goodwill and other purchased intangibles were not recoverable. Hexcel determined the fair value of the impaired assets using discounted cash flow models, market valuations and third party appraisals, where appropriate. Additionally, in light of the aforementioned trends, the Company also recorded a $7.8 million non-cash write-down in connection with its investment in Interglas Technologies AG ("Interglas"), a company that had also been severely impacted by the unprecedented downturn in the electronics market.

OTHER EVENTS:

    - In April 2001, Hexcel announced that its Chairman and Chief Executive Officer had been diagnosed with cancer and was stepping down as Chairman and Chief Executive Officer.

    - In June 2001, Hexcel issued $100.0 million of 9.75% senior subordinated debentures, due 2009. The debentures were issued under the same indenture as the $240.0 million notes issued in January 1999. Hexcel used a portion of the net proceeds to redeem $25.0 million principal amount of its increasing rate senior subordinated note, due 2003 held by Ciba Specialty Chemicals Holding Inc. The remaining net proceeds were used to retire $67.5 million face value of its 7% convertible subordinated notes, due 2003.

    - In July 2001, Hexcel appointed David E. Berges as its new Chairman and Chief Executive Officer. Mr. Berges had previously held positions with General Electric, the Barnes Group and Honeywell (Allied Signal), the latest of which was President of Honeywell's Automotive Products Group.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

    NET SALES: Consolidated net sales were $1,009.4 million in 2001, a 4.4% decline from $1,055.7 million in 2000, and a 2.6% decline from pro forma net sales of $1,036.8 million, which gives effect to the sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000. The decline was due to a severe industry downturn and inventory correction in the electronics market for the Company's Reinforcement Products' woven glass fabrics, with net sales to that market down $104.2 million, or 57.5%, year on year. The downturn was partially offset by modest growth in the Composite Materials segment of $40.7 million, or 7.2%, continued expansion in other markets for Reinforcement Products of $21.8 million, or 12.2%, and increased revenues for Engineered Products of $14.3 million, or 12.9%, excluding the revenues in 2000 of the Bellingham aircraft interiors business sold in April 2000 as if the sale of the business occurred on January 1, 2000. Net sales in 2000 generated by the Bellingham aircraft interiors business prior to its sale were $18.9 million. Had the same U.S. dollar, British pound and Euro exchange rates applied in 2001 as in 2000, consolidated net sales would have been approximately $1,019.5 million in 2001.

    Hexcel has three reportable segments: Reinforcement Products, Composite Materials and Engineered Products. Although these strategic business units provide customers with different products and services, they often overlap within four end markets: Commercial Aerospace, Space & Defense, Electronics and Industrial. The Company finds it meaningful to evaluate the performance of its segments through the four end markets. Further discussion and additional financial information about the Company's segments may be found in Note 18 to the accompanying consolidated financial statements of this Annual Report on 10-K.

    The following table summarizes actual and pro forma net sales to third-party customers by segment and end market in 2001 and 2000:

                                                                       UNAUDITED
                                              -----------------------------------------------------------
                                              COMMERCIAL   SPACE &
                                              AEROSPACE    DEFENSE    ELECTRONICS   INDUSTRIAL    TOTAL
                                              ----------   --------   -----------   ----------   --------
                                                                     (IN MILLIONS)
2001 NET SALES
  Reinforcement products....................    $ 63.6      $ 16.2      $ 77.0        $120.0     $  276.8
  Composite materials.......................     365.0       112.5          --         130.2        607.7
  Engineered products.......................     110.3        14.6          --            --        124.9
                                                ------      ------      ------        ------     --------
    Total...................................    $538.9      $143.3      $ 77.0        $250.2     $1,009.4
                                                    53%         14%          8%           25%         100%
                                                ------      ------      ------        ------     --------
2000 NET SALES
  Reinforcement products....................    $ 60.6      $ 13.6      $181.2        $103.8     $  359.2
  Composite materials (a)...................     336.8       106.2          --         124.0        567.0
  Engineered products.......................     120.3         9.2          --            --        129.5
                                                ------      ------      ------        ------     --------
    Total...................................    $517.7      $129.0      $181.2        $227.8     $1,055.7
                                                    49%         12%         17%           22%         100%
                                                ------      ------      ------        ------     --------
PRO FORMA 2000 NET SALES
  Total (b).................................    $498.8      $129.0      $181.2        $227.8     $1,036.8
                                                    48%         12%         18%           22%         100%
                                                ======      ======      ======        ======     ========

------------------------

(a) Market allocations for the Composite Materials segment have been restated for comparative purposes to conform to the 2001 presentation.

(b) Pro forma net sales for 2000 give effect to the sale of the Bellingham aircraft interiors business, that occurred on April 26, 2000, as if it had occurred on January 1, 2000 and exclude $18.9 million of commercial aerospace net sales by the Bellingham business. This business was a component of the Company's Engineered Products segment until this business was sold.

    Commercial aerospace net sales increased 4.1% to $538.9 million in 2001 compared with $517.7 million in 2000, or 8.0%, compared with pro forma net sales in 2000 of $498.8 million. The increase in comparable net sales reflects higher build rates of commercial aircraft produced at Airbus, Boeing and several regional aircraft manufacturers. Airbus and Boeing delivered a combined 852 commercial aircraft in 2001, a 6.5% improvement over the 800 delivered in 2000.

    Both Airbus and Boeing have reduced their previously projected aircraft delivery rates for 2002 due to the sharp downturn in air travel following the tragic events of September 11, 2001 and the resulting impact on airline profitability and their demand for new aircraft. Boeing estimates its deliveries in 2002 to be about 380 aircraft, while Airbus anticipates 2002 deliveries to be slightly lower than in 2001, rather than ramping up production as they had previously indicated. Both Boeing and Airbus anticipate further reductions in deliveries in 2003. This guidance suggests that combined Boeing and Airbus commercial aircraft deliveries in 2002 will be about 20% lower than in 2001. Given the timing of production and the projected reduction in 2003 aircraft deliveries compared to 2002, commercial aircraft build rates in 2002 will be lower than deliveries. As a result, the impact on Hexcel's 2002 commercial aerospace revenues will be greater. In addition, both Boeing and Airbus will initially have to consume excess supply chain inventories as production is reduced. Industry forecasts suggest that regional aircraft production will be less impacted. While regional aircraft manufacturers will not increase deliveries as indicated before September 11, 2001, the aim is to deliver a similar number of aircraft as they did in 2001. The impact of these changes on the Company will be influenced by two additional factors: (a) the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's products than narrow body aircraft and newly designed aircraft use more than older generations, and (b) the speed by which the aircraft manufacturers reduce their production to the new demand levels and, thereby, the effect of reduced aircraft production on the inventory supply chain. Reflecting the forgoing, the Company anticipates that commercial aerospace revenues will decline approximately 25-30% in 2002 compared with 2001.

    The Company delivers its products on average six months before an aircraft is ready for airline delivery and, therefore, has already been producing to its customer's previously anticipated 2002 delivery rates. Unlike many aerospace suppliers, Hexcel's sales to this market are almost entirely driven by new aircraft build rates with no material aftermarket content.

    Space and defense net sales in 2001 were $143.3 million, which reflects a $14.3 million, or 11.1%, increase from 2000. Sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Forecasts by both the United States and European defense departments support this outlook of increased production of military fixed wing aircraft and helicopters. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production or significantly increase existing production rates in the near future. These programs, which utilize significantly greater amounts of Hexcel products than previous generations, include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

    Electronics net sales were $77.0 million in 2001, a decrease of 57.5% from net sales of $181.2 million in 2000. This decline reflects the impact of a severe industry downturn and inventory correction in the global electronics industry that impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of multilayer printed wiring boards. The origins of this downturn have many causes including the end of the so called "tech boom," a sharp reduction in telecommunications infrastructure investments and declining macroeconomic trends. Lower demand resulted in finished goods producers and their subcontractors seeking to liquidate their excess electronics inventories by cutting back on their purchases, which has affected the entire supply chain. The Company first saw the impact of this downturn in its U.S. operations in the latter part of the first quarter of 2001. In the second quarter of 2001, U.S. demand weakened further and the Company's European operations, together with its joint venture interests in Europe and Asia, saw the same precipitative decline in customer demand. These reduced demand conditions persisted for the balance of 2001 with sales revenues down in excess of 65% for the second, third and fourth quarters compared to the same quarters in 2000. As the downturn continued through 2001, competition intensified for the business that remained and pricing pressure increased. Depressed conditions in this sector have continued into the first quarter of 2002. Meanwhile, import quotas limiting Asian imports of fiberglass fabrics into the U.S. expired at the end of 2001 and the migration of lower layer count printed wiring board production to Asia has continued. Given the length and complexity of the supply chain and the large number of electronics devices that incorporate printed wiring boards manufactured using the Company's products, it is difficult to predict when the inventory correction will end, and when, and to what extent, the industry will recover. While Hexcel's electronics revenues first quarter to date are running at a moderately higher level than the depressed fourth quarter of 2001, there is not yet any evidence of a general recovery in the industry.

    Industrial net sales increased 9.8% to $250.2 million in 2001 from $227.8 million in 2000. The increase reflects strong sales growth in fabrics used in the manufacture of soft body armor (bullet-proof and puncture resistant vests) and in materials for wind energy applications. The Company also continues to obtain growth through new automotive applications driven by new programs that use the

Company's honeycomb core to provide impact protection and lightweight structural products. Growth in this market was negatively impacted by slightly lower net sales to recreational markets tracking macroeconomic trends in consumer spending and travel. The Company believes that revenues to the industrial market will continue to exhibit growth in 2002, as demand for renewable energy, such as wind energy, soft body armor and new automotive products remains firm.

    GROSS MARGIN: Gross margin for 2001 was $190.8 million, or 18.9% of sales, versus $231.4 million, or 21.9% of sales, in 2000. The decrease primarily reflects the impact of the sharp decline in electronics sales in the Company's Reinforcement Products segment where gross margin fell approximately 5.0% to 19.6% of sales. While the Company has taken actions to significantly reduce costs in the electronics business, it has not to date been able to reduce fixed costs pro-rata to the change in sales given the magnitude of the shortfall in revenues and its decision to retain manufacturing capacity to meet increased demand when the market recovers. Gross margins earned by the Company's Composite Materials and Engineered Products segments, as a percent of sales, declined approximately 2.0% to 3.0% below those earned in 2000 due to factors including the impact of the company-wide focus on dramatically reducing inventories ahead of 2002's anticipated fall-off in commercial aerospace revenues, higher utility costs and changes in sales mix. The Company's inventories declined
$23.7 million during 2001 to $131.7 million. Utility costs in the United States for 2001 increased by approximately $3.2 million compared to 2000.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: Selling, general and administrative expenses were $120.9 million, or 12.0% of net sales, in 2001 compared with $123.9 million, or 11.7% of net sales, in 2000. SG&A expenses, excluding the $4.7 million of compensation expenses associated with the former CEO's retirement, were $116.2 million, or 11.5% of net sales, in 2001 compared with $121.3 million, or 11.7% of net sales, in 2000 on a pro forma basis giving effect to the sale of the Bellingham business as if it had occurred on January 1, 2000. This decrease reflects lower corporate expenses of $4.1 million, of which $2.2 million reflects costs incurred in connection with the change in control event in 2000. SG&A expenses were lower by $2.4 million in the Reinforcement Products segment primarily to mitigate the reduction in sales to the electronics market but slightly higher by $0.6 million and $0.8 million in the Composites Materials and Engineered Products segments, respectively. Amortization expense of $12.5 million and $13.1 million was included in SG&A expenses for 2001 and 2000, respectively.

    RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: Research and technology expenses were $18.6 million, or 1.8% of net sales, in 2001 compared to $21.2 million, or 2.0% of net sales, in 2000. On a pro forma basis, giving effect to the sale of the Bellingham aircraft interiors business as if it had occurred January 1, 2000, research and technology expenses were $19.5 million in 2000, or 1.9% of net sales. Nearly seventy percent of R&T expenses related to developing new applications for composite materials.

    OPERATING INCOME: Operating loss for 2001 was $316.2 million compared with operating income of $75.4 million for 2000. Excluding a $309.1 million impairment of goodwill and other purchased intangibles and $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, along with business consolidation and restructuring expenses of $58.4 million and $10.9 million incurred during 2001 and 2000, respectively, adjusted operating income was $56.0 million, or 5.5% of net sales, in 2001 compared with $86.3 million, or 8.2% of net sales, in 2000.

    Adjusted operating income in the Reinforcement Products segment declined by $31.2 million, as compared with 2000, reflecting the electronics industry downturn during the year. The Composite Materials and the Engineering Products segment's operating income decreased by $0.3 million and $3.0 million, respectively, as compared with 2000. The Company did not allocate corporate operating expenses of $31.1 million and $36.4 million to operating segments in 2001 and 2000, respectively.

    INTEREST EXPENSE: Interest expense for 2001 was $64.8 million compared to $68.7 million in 2000. Although the Company slightly increased its average borrowings during 2001 compared to 2000, interest expense declined when compared to 2000 due to lower weighted average interest rates on the Company's Senior Credit Facility resulting from the progressive reductions in LIBOR during the year. Included in interest expense in 2001 are bank amendment fees of approximately $1.0 million related to the May 2001 amendment of certain financial covenants under the Senior Credit Facility.

    EQUITY IN EARNINGS (LOSSES) OF AND WRITE-DOWNS OF AN INVESTMENT IN AFFILIATED COMPANIES: Equity in losses of affiliated companies was $9.5 million in 2001, including a $7.8 million write-down of the Company's investment in Interglas. Excluding the Interglas write-down, equity in losses of affiliated companies was $1.7 million compared with earnings of $5.5 million in 2000, reflecting the impact of the electronics industry downturn on the operating results of the Company's Reinforcement Products joint venture in Asia as well as start-up losses associated with the Engineered Products joint ventures in China and Malaysia.

    The $7.8 million write-down of Interglas was the result of an assessment that an other-than-temporary decline in value in the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record deferred tax benefits on the write-down because of limitations imposed by foreign tax laws and the Company's ability to realize the tax benefits.

    PROVISION FOR INCOME TAXES: The Company's tax provision of $40.5 million in 2001 reflects the impact of reduced tax benefits recorded for U.S. operating losses resulting from a change in business outlook for the Company and the inclusion in its tax provision of a $30.7 million valuation allowance for previously reported U.S. deferred tax assets. In 2000, the provision for income taxes was $26.3 million, which primarily related to a gain on the sale of the Bellingham aircraft interiors business.

    Due to a sharp decline in electronics revenues, the Company determined during the second quarter of 2001 to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. Due to the effect of significant events that have occurred since the end of the second quarter, including the delay in the anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments to certain long-lived assets in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period. As a result, the Company concluded that it was appropriate to establish a full valuation allowance of $181.7 million on its U.S. deferred tax assets, which resulted in a $32.6 million valuation allowance for previously reported tax assets. For additional information, see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

    EXTRAORDINARY LOSS: An extraordinary loss of $2.7 million was recorded in 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% convertible subordinated notes, due 2003, and the redemption of the entire principal amount of $25.0 million of the Company's increasing rate senior subordinated notes, due 2003. There was no tax benefit recognized on the extraordinary loss because of limitations on the Company's ability to realize the tax benefits.

    NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:

                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS,
                                                                  EXCEPT PER
                                                                  SHARE DATA)
Net income (loss)...........................................  $(433.7)    $54.2
Diluted net income (loss) per share.........................  $(11.54)    $1.32
Diluted net income (loss) per share, excluding goodwill
  amortization..............................................  $(11.25)    $1.51
Diluted weighted average shares outstanding.................     37.6      45.7

    The Company's convertible subordinated notes, due 2003, its convertible subordinated debentures, due 2011 and all of its stock options were excluded from the 2001 computation of diluted net loss per share, as they were antidilutive. Approximately 4.5 million stock options were excluded from the 2000 calculation of diluted net income per share as their exercise price was higher than the Company's average share price. Refer to Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for the calculation and number of shares used for diluted net income
(loss) per share.

2000 COMPARED TO 1999

    NET SALES: Consolidated net sales were $1,055.7 million in 2000, a decrease of $95.8 million, or 8.3%, from net sales of $1,151.5 million in 1999. Approximately $51.1 million of the decrease was attributable to the sale of the Bellingham aircraft interiors business on April 26, 2000. An additional
$45.0 million of the decrease was due to changes in currency exchange rates--primarily the decline of the British pound and the Euro relative to the U.S. dollar.

    On a pro forma basis, giving effect to the sale of the Bellingham business as if it had occurred on January 1, 1999, pro forma net sales were $1,036.8 million in 2000, compared with pro forma net sales of $1,081.5 million in 1999. Had the same U.S. dollar, British pound and Euro exchange rates applied in 2000 as in 1999, pro forma revenues in 2000 would have been approximately $1,082.0 million.

    The following table summarizes actual and pro forma net sales to third-party customers by segment and end market in 2000 and 1999:

                                              COMMERCIAL   SPACE &
                                              AEROSPACE    DEFENSE    ELECTRONICS   INDUSTRIAL    TOTAL
                                              ----------   --------   -----------   ----------   --------
                                                                     (IN MILLIONS)
2000 NET SALES
  Reinforcement products....................    $ 60.6      $ 13.6      $181.2        $103.8     $  359.2
  Composite materials (a)...................     336.8       106.2          --         124.0        567.0
  Engineered products (b)...................     120.3         9.2          --            --        129.5
                                                ------      ------      ------        ------     --------
    Total (b)...............................    $517.7      $129.0      $181.2        $227.8     $1,055.7
                                                    49%         12%         17%           22%         100%
                                                ------      ------      ------        ------     --------
PRO FORMA 2000 NET SALES
    Total (c)...............................    $498.8      $129.0      $181.2        $227.8     $1,036.8
                                                    48%         12%         18%           22%         100%
                                                ------      ------      ------        ------     --------
1999 NET SALES
  Reinforcement products....................    $ 52.0      $ 18.2      $166.4        $ 94.3     $  330.9
  Composite materials (a)...................     378.2       113.0          --         114.7        605.9
  Engineered products (b)...................     201.7        13.0          --            --        214.7
                                                ------      ------      ------        ------     --------
    Total (b)...............................    $631.9      $144.2      $166.4        $209.0     $1,151.5
                                                    55%         13%         14%           18%         100%
                                                ------      ------      ------        ------     --------
PRO FORMA 1999 NET SALES
    Total (c)...............................    $561.9      $144.2      $166.4        $209.0     $1,081.5
                                                    52%         14%         15%           19%         100%
                                                ------      ------      ------        ------     --------

------------------------

(a) Market allocations for the Composite Materials segment have been restated for comparative purposes to conform to the 2001 presentation.

(b) Net sales in 2000 include $18.9 million of commercial aerospace net sales by the Bellingham business, which was a component of the Company's Engineered Products segment until this business was sold on April 26, 2000. Net sales in 1999 include $70.0 million of commercial aerospace net sales by the Bellingham business.

(c) Pro forma net sales in 2000 and 1999 give effect to the sale of the Bellingham business that occurred on April 26, 2000, as if it had occurred on January 1, 2000 and January 1, 1999, respectively.

    Net sales to commercial aerospace customers in 2000 were $517.7 million, compared with $631.9 million in 1999. The decrease of $114.2 million, or 18.1%, is primarily attributable to:

    - The sale of the Bellingham aircraft interiors business on April 26, 2000. This business generated $70.0 million of commercial aerospace revenue during 1999 and $18.9 million during the first four months of 2000.

    - Boeing's reduction in aircraft production rates during the second half of 1999 and the first half of 2000, together with certain product substitutions and price reductions. Boeing delivered 489 aircraft to its customers in 2000, compared with 620 aircraft in 1999. The impact of this reduction was most pronounced on the Company's Engineered Products segment, which delivers its products to Boeing just prior to the aircraft being completed and delivered to the ultimate customer.

    - The impact of changes in currency exchange rates.

    Net sales to space and defense markets totaled $129.0 million in 2000, a decline of $15.2 million, or 10.5%, from 1999 net sales of $144.2 million. This decline reflects the conclusion of one military contract, as well as reduced demand for carbon fiber and pre-impregnated composites for use in satellites and satellite launch vehicles. The satellite market continues to suffer from the impact of a number of launch failures over the past two years, and from concerns about the financial viability of certain commercial satellite ventures.

    Electronics net sales grew to $181.2 million in 2000, an increase of $14.8 million, or 8.9%, over 1999 net sales of $166.4 million. This sales growth reflected an increase in demand for lightweight fiberglass fabrics used in electronics applications, driven by improved economic conditions in Asia and Europe and by growing worldwide demand for increasingly sophisticated electronic devices. During 2000, Hexcel switched some of its heavyweight fabric production capacity to meet lightweight fabric demand, and also began to install additional lightweight fabric looms to meet the expected continuing growth in demand in this market. Nevertheless, the Company ended the year capacity constrained. In addition, the Company was able to raise prices on certain fiberglass fabrics, although these price increases were accompanied by increases in the price of fiberglass yarns used as raw materials.

    Net sales to industrial markets rose to $227.8 million in 2000, up from $209.0 million in 1999. This increase of $18.8 million, or 9.0%, was largely due to the following:

    - Increased sales of aramid fabrics used in the manufacture of soft body armor (bullet-proof and puncture resistant vests), driven by military and civilian demand for lighter, tougher vests.

    - Increased sales of newly developed glass fabrics used in certain window screen and architectural applications, such as screens designed to reduce glare for computer users in commercial offices.

    - Increased sales of prepreg composites products to European customers for use in producing components for wind energy turbines.

    - Increased sales of honeycomb core and machined honeycomb parts used in certain automotive applications, such as inserts for automobile headliners to better protect vehicle occupants in collisions.

    Aggregate sales to other industrial market segments, such as surface transportation and recreation markets, were relatively unchanged from 1999 to 2000, after adjusting for changes in currency exchange rates.

    GROSS MARGIN: Gross margin was $231.4 million, or 21.9% of net sales, in 2000 compared with $242.5 million, or 21.1% of net sales, in 1999. The improvement in gross margin, as a percentage of sales during 2000, primarily reflects the impact of productivity improvements and cost reductions. Price increases for certain fiberglass fabrics were offset by price decreases for other select products, with the result that net price changes had minimal impact on gross margin performance.

    While other segments successfully obtained productivity improvements and cost reductions, the Company's Engineered Products segment suffered from declining sales and reduced productivity, attributable to the timing of customer programs and to the impact of Boeing's 1999 aircraft build rate reductions. This segment initiated a series of actions intended to align its cost structure with its revenue base and to improve manufacturing productivity. These actions were undertaken in anticipation of transferring the manufacture of certain Boeing aircraft structures to the Company's joint venture affiliates in Malaysia and China.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $123.9 million in 2000, or 11.7% of net sales compared with $128.7 million, or 11.2% of net sales, in 1999. The net decline in SG&A expenses is attributable in part to the recognition of a $5.1 non-cash benefit resulting from the curtailment of a U.S. defined benefit retirement plan, partially offset by $2.2 million of expenses resulting from the purchase of Hexcel common stock by the Goldman Sachs investor group. The remainder of the net decline primarily reflects the impact of the sale of the Bellingham aircraft interiors business and changes in currency exchange rates.

    RESEARCH AND TECHNOLOGY EXPENSES: Research and technology expenses were $21.2 million in 2000, or 2.0% of net sales compared with $24.8 million, or 2.2% of net sales, in 1999. The aggregate dollar decrease primarily reflects the completion of specific R&T projects, as well as changes in currency exchange rates.

    OPERATING INCOME: Operating income was $75.4 million or 7.1% of net sales for 2000, of which $0.6 million was contributed by the Bellingham business. This compares with operating income of $68.9 million or 6.0% of net sales for 1999, of which $8.0 million was contributed by the Bellingham aircraft interiors business. Excluding business consolidation expenses, operating income was $86.3 million or 8.2% of net sales for the 2000 period, and $89.0 million or 7.7% of net sales for the 1999 period. Business consolidation and restructuring expenses, which totaled $10.9 million and $20.1 million in 2000 and 1999, respectively, are discussed further under "Business Consolidation and Restructuring Programs" below.

    The divestiture of the Bellingham business on April 26, 2000 reduced operating income before business consolidation and restructuring expenses by $7.7 million compared with 1999. This decline was partially offset by reductions in SG&A and R&T expenses during 2000. The improvement in operating income before business consolidation and restructuring expenses as a percentage of net sales primarily reflects the aggregate improvement in gross margin performance noted above.

    INTEREST EXPENSE: Interest expense was $68.7 million in 2000, versus $73.9 million in 1999. The decrease in interest expense primarily reflects the use of proceeds from the sale of the Bellingham business to reduce outstanding term debt under Hexcel's Senior Credit Facility, partially offset by higher interest rates on variable-rate debt.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES: In 2000, the provision for income taxes was $26.3 million, compared with a benefit from income taxes of $1.7 million in 1999. The provision in 2000 primarily related to a gain on the sale of the Bellingham aircraft interiors business. Hexcel's effective income tax rate was approximately 35% in both years.

    EQUITY IN EARNINGS OF AND WRITE-DOWNS OF AN INVESTMENT IN AFFILIATED
COMPANIES: Equity in earnings of affiliated companies was $5.5 million in 2000. The primary source of these earnings was Asahi-Schwebel Co. Ltd., an electronic fabrics joint venture in Asia that benefited from an increase in worldwide demand for electronic devices. The earnings contributed by this Reinforcement Products joint venture were partially offset by the Company's share of the start-up losses from its Engineered Products joint ventures in China and Malaysia.

    In 1999, Hexcel wrote-down its investment in one of its Reinforcement Products joint ventures, Interglas, by $20.0 million. The write-down was the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to severe industry downturns and the resulting impact on the financial condition of this company, and a decision to allow fixed-price options, that would increase the Company's equity investment in Interglas from 43.6% to 84%, to expire unexercised. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record a deferred tax benefit on the write-down because of limitations imposed by foreign tax laws and the Company's ability to realize a tax benefit.

    NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:

                                                                2000          1999
                                                              --------      --------
                                                                  (IN MILLIONS,
                                                                    EXCEPT PER
                                                                   SHARE DATA)
Net income (loss)...........................................   $54.2         $(23.3)
Diluted net income (loss) per share.........................   $1.32         $(0.64)
Diluted net income (loss) per share, excluding goodwill
  amortization..............................................   $1.51         $(0.40)
Diluted weighted average shares outstanding.................    45.7           36.4

    The Company's convertible subordinated notes, due 2003, its convertible subordinated debentures, due 2011, and its stock options were excluded from the 1999 computation of net loss per diluted share, as they were antidilutive. Refer to Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for the calculation and the number of shares used for diluted net income (loss) per share.

IMPAIRMENT OF GOODWILL AND OTHER PURCHASED INTANGIBLES

    During the fourth quarter of 2001, the Company reviewed its long-lived assets, particularly goodwill and other purchased intangibles acquired in recent years, for impairment. The review was undertaken in response to changes in market conditions and the Company's revised outlook resulting from a sharp decline in demand for the Company's woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production due to the tragic events of September 11, 2001. The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slow down in commercial satellite launches following the financial failures of a number of satellite based telecommunication projects and the postponement of others. These adverse changes in market conditions have led to the lowering of revenue forecasts associated with certain businesses in the Reinforcement Products and Composite Materials segments.

    Based on this review, the Company determined that the long-lived assets of the fabrics business acquired from Clark-Schwebel in 1998 and the satellite business acquired from Fiberite, Inc. in 1997 were not fully recoverable. The Company recorded non-cash impairment charges of $292.1 million and $17.0 million related to the goodwill and other purchased intangibles associated with the Clark-Schwebel and Fiberite acquisitions, respectively. The amounts of the impairment charges were calculated as the excess of the carrying value of the assets over their fair values. Fair values were determined using discounted future cash flows models, market valuations and third party appraisals, where appropriate. There were no tax benefits recognized on the impairments because of limitations on the Company's ability to realize the tax benefits.

BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

    During the fourth quarter of 2001, the Company announced a plan to restructure its business operations in accordance with a revised business outlook, in light of anticipated reductions in commercial aircraft production in both 2002 and 2003, the continued depressed business conditions in the electronics market and the weakness in the general economy. The plan targets a 20% reduction in cash fixed overhead costs, or $60.0 million, compared to previous spending rates. The reductions in cash fixed costs are primarily being achieved through company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. In addition, the Company will reduce its direct manufacturing costs as customer orders decline. As a result, the Company has reduced the number of employees by almost 10% from the third quarter to 5,376 employees at December 31, 2001, and expects to further reduce that number to less than 4,500 by the end of 2002. The majority of the actions necessary to affect these cash fixed cost reductions had been taken by the end of 2001, and the Company expects most of the remaining actions to be completed in the first quarter of 2002. The Company recognized charges of $47.9 million in the fourth quarter of 2001 related to this restructuring plan, and estimates that the total cash costs of this restructuring plan will be approximately $35.0 million. Cash spending related to this action in the fourth quarter of 2001 was approximately $3.0 million, with the balance anticipated to be paid throughout 2002. The Company anticipates recording approximately $5.0 million of additional restructuring expense during 2002 relating to equipment relocation and re-qualification expenses that have to be expensed as incurred. These costs relate both to the planned closure of the Lanacaster, Ohio facility discussed below as well as actions associated with the program announced in the fourth quarter of 2001.

    As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001. These actions built upon earlier steps to furlough employees, idle manufacturing and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees in the Reinforcement Products segment and elsewhere in the Company. These actions resulted in business consolidation and restructuring expenses of approximately $4.0 million in the third quarter of 2001.

    As a result of four substantial business acquisitions, the Company initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. In connection with these business consolidation programs, the Company has closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions. All of the business consolidation activities in 1996, 1998 and 1999 have been completed as of December 31, 2001.

    In 2000, the Company added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities--one in Lancaster, Ohio and another in Gilbert, Arizona. The Gilbert, Arizona facility was closed in the fourth quarter of 2001 and it is anticipated that the closure of the Lancaster, Ohio facility will be completed during the second quarter of 2002. The manufacturing output from these two plants will now be produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah.

    In 2000, the Company amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products. Based on these improved market conditions, which were expected to continue beyond 2000, and a manufacturing capacity review, the Company concluded to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision to not proceed to consolidate production, the Company reversed a total of $3.4 million of business consolidation expenses that were previously recognized in 1999, including $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

    Business consolidation and restructuring activities for the three years ended December 31, 2001, consisted of the following:

                                                   EMPLOYEE    FACILITY &
                                                   SEVERANCE    EQUIPMENT     TOTAL
                                                   ---------   -----------   --------
                                                             (IN MILLIONS)
BALANCE AS OF JANUARY 1, 1999....................    $ 5.8       $  2.4       $  8.2
Business consolidation expenses..................      5.1         15.0         20.1
Cash expenditures................................     (6.7)        (2.8)        (9.5)
Non-cash usage, including asset write-downs......     (0.7)       (14.0)       (14.7)
                                                     -----       ------       ------
BALANCE AS OF DECEMBER 31, 1999..................      3.5          0.6          4.1
Business consolidation expenses:
  Current period expenses........................      3.7         10.6         14.3
  Reversal of 1999 business consolidation
    expenses.....................................     (0.3)        (3.1)        (3.4)
                                                     -----       ------       ------
  Net business consolidation expenses............      3.4          7.5         10.9
Cash expenditures................................     (3.9)        (7.9)       (11.8)
Non-cash items:
  Reversal of 1999 business consolidation
    expenses.....................................       --          3.1          3.1
  Other non-cash usage, including asset
    write-downs..................................     (0.6)        (3.0)        (3.6)
                                                     -----       ------       ------
  Total non-cash items...........................     (0.6)         0.1         (0.5)
                                                     -----       ------       ------
BALANCE AS OF DECEMBER 31, 2000..................      2.4          0.3          2.7
Business consolidation and restructuring
  expenses.......................................     34.5         23.9         58.4
Cash expenditures................................     (6.4)        (5.6)       (12.0)
Non-cash usage, including asset write-downs......       --        (15.7)       (15.7)
                                                     -----       ------       ------
BALANCE AS OF DECEMBER 31, 2001..................    $30.5       $  2.9       $ 33.4
                                                     =====       ======       ======

    As part of a business consolidation program, the Company disposed of its operations in Brindisi, Italy (the "Italian Operations") in 1999. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), the Company recorded a charge of $5.6 million prior to 1999 for an asset impairment related to its Italian Operations. The estimate of fair value used in determining the impairment charge was based on offers received from interested buyers. The Italian Operations were disposed of for net proceeds that approximated amounts accrued and were accounted for under the Company's Engineered Products business segment. Financial operating results for this business were not material to Hexcel's consolidated financial statements.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

    Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company's U.S. qualified defined benefit retirement plan. Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee's salary to an individual 401(k) retirement savings account, depending on the employee's age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in the Company's U.S. qualified defined benefit retirement plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date. The 2000 results include $5.1 million of non-cash pre-tax income (equivalent to $3.3 million of after-tax income) attributable to the curtailment of this defined benefit retirement plan.

SIGNIFICANT CUSTOMERS

    Approximately 23%, 20% and 27% of the Company's 2001, 2000 and 1999 net sales, respectively, were to Boeing and its subcontractors. Of the 23% of sales to Boeing and its subcontractors in 2001, 20% and 3% related to commercial aerospace and space and defense market applications, respectively. Approximately 16%, 13% and 11% of the Company's 2001, 2000 and 1999 net sales, respectively, were to EADS, including Airbus, and its subcontractors. Of the 16% of sales to EADS and its subcontractors in 2001, 14% and 2% related to commercial aerospace and space and defense market applications, respectively. The loss of all or a significant portion of the business with Boeing or EADS would likely have a material adverse effect on sales and earnings.

SIGNIFICANT TRANSACTIONS

PURCHASE OF APPROXIMATELY 14.5 MILLION SHARES OF HEXCEL COMMON STOCK BY AN
  INVESTOR GROUP

    On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Investor Group") completed the purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. (together with its subsidiaries, "Ciba"). The shares acquired by the Investor Group represented approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group have entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Investor Group has the right to, among other things, designate up to three directors to sit on the Company's board of directors.

    Hexcel incurred $2.2 million of costs in connection with this transaction, all of which were included in "selling, general, and administrative expenses" during the fourth quarter of 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan. Under the terms of the Company's various stock option and management incentive plans, the transaction constituted a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The former Chief Executive Officer waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately 1.3 million stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000.

    In addition, due to the change in control event, shares of Hexcel's common stock underlying a total of approximately 0.8 million restricted stock units and performance accelerated restricted stock units (collectively, "stock units") were distributed. However, the former Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances.

SALE OF THE BELLINGHAM AIRCRAFT INTERIORS BUSINESS

    On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale resulted in a pre-tax gain of $68.3 million and an after-tax gain of $44.3 million, or $0.97 per diluted share. Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's Senior Credit Facility.

    The Bellingham business generated net sales of $18.9 million and $70.0 million for the period from January 1 through April 26, 2000, and full year 1999, respectively, and contributed $0.6 million and $8.0 million of operating income in the corresponding periods, respectively. The Bellingham business was engaged in the manufacture and sale of airline interior refurbishment products and its operating results were reflected as a component of the Company's Engineered Products business segment up to the date of disposal.

EBITDA, ADJUSTED EBITDA, PRO FORMA ADJUSTED EBITDA AND ADJUSTED OPERATING INCOME

    EBITDA, Adjusted EBITDA, Pro forma Adjusted EBITDA and Adjusted Operating Income are not based on accounting principles generally accepted in the United States of America, but are presented to explain the impact of certain items and to provide a measure of the Company's operating performance in a way that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted EBITDA and Pro forma Adjusted EBITDA are used in the calculation of financial covenants under the Company's Senior Credit Facility. These measures may not be comparable to similarly titled financial measures of other companies, do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles.

    A reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA and a reconciliation of operating income (loss) to Adjusted Operating Income for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                       2001       2000       1999
                                                     --------   --------   --------
                                                             (IN MILLIONS)
Net income (loss)..................................  $(433.7)    $ 54.2     $(23.3)
Provision for (benefits from) income taxes.........     40.5       26.3       (1.7)
Interest expense...................................     64.8       68.7       73.9
Depreciation and amortization......................     63.2       58.7       61.3
Impaiment of goodwill and other purchased
  intangibles......................................    309.1         --         --
Equity in (earnings) losses of and write-downs of
  an investment in affiliated companies............      9.5       (5.5)      20.0
Extraordinary loss on early retirement of debt.....      2.7         --         --
Other..............................................       --       (0.1)       0.1
                                                     -------     ------     ------
EBITDA.............................................  $  56.1     $202.3     $130.3
Business consolidation and restructuring
  expenses.........................................     58.4       10.9       20.1
Compensation expenses associated with the former
  CEO's retirement.................................      4.7         --         --
Gain on sale of Bellingham aircraft interiors
  business.........................................       --      (68.3)        --
                                                     -------     ------     ------
ADJUSTED EBITDA....................................  $ 119.2     $144.9     $150.4

Bellingham aircraft interiors business:
  Net sales........................................       --      (18.9)     (70.0)
  Cost of sales....................................       --       14.4       55.1
  Operating expense................................       --        4.3        6.9
  Other............................................       --       (0.7)      (1.1)
                                                     -------     ------     ------
PRO FORMA ADJUSTED EBITDA..........................  $ 119.2     $144.0     $141.3
                                                     =======     ======     ======
Operating income (loss)............................  $(316.2)    $ 75.4     $ 68.9
Business consolidation and restructuring
  expenses.........................................     58.4       10.9       20.1
Impairment of goodwill and other purchased
  intangibles......................................    309.1         --         --
Compensation expenses associated with the former
  CEO's retirement.................................      4.7         --         --
                                                     -------     ------     ------
ADJUSTED OPERATING INCOME..........................  $  56.0     $ 86.3     $ 89.0
                                                     =======     ======     ======

FINANCIAL CONDITION

    LIQUIDITY: As of December 31, 2001, the Company had cash and cash equivalents of $11.6 million and available undrawn commitments under its Senior Credit Facility of $74.8 million, having given effect to the $15.0 million reduction in commitments under the terms of the January 25, 2002 amendment. Although the Company will reduce its cash fixed costs during 2002, has planned to reduce capital expenditures, and anticipates generating cash through reduced working capital needs, it anticipates that it may need to draw upon its Senior Credit Facility to fund some of the costs of its restructuring program during 2002.

    As of December 31, 2001, the Company's total debt, net of cash, was $674.3 million, an increase of $5.8 million from $668.5 million as of December 31, 2000. The increase in net debt reflects (a) the funding of capital expenditures made for process improvements, capacity additions, and environmental and safety initiatives; (b) business consolidation and restructuring payments, as the Company continues to integrate acquired assets and operations, to close insufficiently profitable facilities and activities, and to appropriately size its operations for industry downturns; and (c) the costs associated with the issuance of senior subordinated debt.

    CREDIT FACILITY: Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $353.7 million as of December 31, 2001, subject to certain limitations. Effective January 25, 2002, and in connection with an amendment entered into with the bank syndicate, these commitments were reduced to $338.7 million. These commitments consisted of funded term loans of $118.7 million and revolving credit and overdraft facilities of $220.0 million. As of December 31, 2001, drawings under the revolving credit facility were $115.2 million. In addition, the Company may issue letters of credit up to a value of $30.0 million under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of December 31, 2001, letters of credit issued under the facility approximated $19.4 million, of which $11.1 million was issued in support of a loan to the Company's BHA Aero joint venture. Undrawn commitments under the revolving credit and overdraft facilities as of December 31, 2001, having given effect to the provisions of the January 25, 2002 amendment, were $74.8 million. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $57.7 million of term loans that are due for repayment in 2005.

    Relating to the fourth quarter of 2001, the Company received a waiver from compliance with the financial covenants under the Senior Credit Facility for the
period ending December 31, 2001.   Effective January 25, 2002, Hexcel and the
bank syndicate entered into an amendment to the Senior Credit Facility. The amendment provides for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 million to $220.0 million, with a further reduction to $212.0 million on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 million on June 30, 2002. The revised covenants were derived from the Company's financial projections plus a moderate cushion for unanticipated events. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgements, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002.

    In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel has granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, each of a group of Hexcel's European subsidiaries will grant a security interest in its accounts receivable that will secure certain local borrowings advanced to that subsidiary.

    The Senior Credit Facility has been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt.

    Given its financial leverage, the Company's future compliance with the financial covenants and other terms of the Senior Credit Facility could be compromised if its financial performance were to deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There can be no assurance that relief from financial covenants, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, or will need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to effect any such amendment on commercially reasonable terms, or at all.

    OPERATING ACTIVITIES: Net cash flows provided by operating activities were $35.0 million in 2001. Although the Company's net loss for the year was $433.7 million, its operating earnings generated $22.8 million of cash in 2001 after excluding non-cash equity losses of $9.5 million, $309.1 million of non-cash impairment charges for goodwill and other purchased intangibles, $63.2 million of non-cash depreciation and amortization charges, $27.6 million of non-cash charges in deferred tax assets, $0.7 million of non-cash extraordinary charges and $46.4 million of non-cash and unpaid business consolidation and restructuring expenses. During 2001, working capital management resulted in reductions in accounts receivable and inventory balances. These reductions along with reductions in other assets were offset in part by increases in accounts payable and accrued expenses resulting in an increase in cash of $12.2 million.

    In 2000, net cash provided by operating activities was $33.0 million with the major sources of cash provided by net income, excluding the after-tax gain from the sale of the Bellingham aircraft interiors business, of $9.9 million and non-cash depreciation and amortization of $58.7 million. However, these sources of operating cash flow were offset by $5.5 million of non-cash income from affiliated companies and $5.1 million of non-cash income from the curtailment of a U.S. defined benefit retirement plan. In addition, increases in accounts receivable and inventories used a total of $24.7 million of cash.

    In 1999, net cash provided by operating activities was $133.7 million, as $61.3 million of non-cash depreciation and amortization, a $20.0 million non-cash write-down of an investment in an affiliated company, $78.5 million of net working capital reductions and $20.1 million of business consolidation expenses more than offset $23.3 million of net loss, $15.8 million of non-cash deferred income taxes, and cash used by all other operating activities. The decrease in net working capital reflected lower levels of receivables and inventory due to aggressive working capital management and lower sales volumes.

    INVESTING ACTIVITIES: Net cash used for investing activities was $38.3 million in 2001, primarily reflecting capital expenditures of $38.8 million and the receipt of $0.8 million from an investment in an affiliated company.

    Net cash provided by investing activities was $68.8 million in 2000, reflecting net cash proceeds from the sale of the Bellingham aircraft interiors business of $113.3 million and from the sale of other assets of $3.4 million, partially offset by $39.6 million of capital expenditures and $8.3 million of investments in joint venture affiliates in China and Malaysia.

    Net cash used for investing activities during 1999 was $40.3 million, reflecting Hexcel's capital expenditures of $35.6 million and investments in joint venture affiliates in China and Malaysia of $4.7 million.

    During the three years ended December 31, 2001, the majority of the Company's capital expenditures have been directed toward: (a) process improvements intended to increase productivity and reduce costs;
(b) manufacturing capacity additions for high-growth product applications, such as electronics, automotive and wind energy; and (c) environmental, safety and maintenance initiatives. Due to recent changes in the Company's outlook, the Company is limiting capital expenditures to $25.0 million during 2002. The January 25, 2002 amendment to the Senior Credit Facility incorporates this planned level of capital expenditures in 2002 as a limit for the year, and restricts the Company to $10.0 million of capital expenditures in any one quarter of 2002.

    FINANCING ACTIVITIES: Net cash provided by financing activities was $8.6 million in 2001, largely due to net borrowings of $12.5 million. During 2001, the Company issued an additional $100.0 million of 9.75% senior subordinated notes, due 2009, at a price of 98.5%. Net proceeds from the issuance were used to redeem $67.5 million aggregate principal amount of the Company's outstanding convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003. In addition, the Company paid $3.5 million of debt issuance costs.

    Net cash used for financing activities was $95.0 million in 2000, as net cash proceeds from the sale of the Bellingham aircraft interiors business were used to reduce outstanding indebtedness under the Company's Senior Credit Facility.

    Net cash used for financing activities was $99.5 million in 1999, primarily reflecting net debt reduction of $89.9 million and $11.0 million of debt issuance costs pertaining to the issuance of the senior subordinated notes, due 2009.

    FINANCIAL OBLIGATIONS AND COMMITMENTS: As of December 31, 2001, current maturities of notes payable and capital lease obligations were $17.4 million with no substantial debt repayments due until the maturity of $46.9 million convertible subordinated notes in August 2003. Scheduled amortization under the Company's Senior Credit Facility will be approximately $8.3 million in 2002. Capital lease principal amortization in 2002 will approximate $5.6 million. Limited credit and overdraft facilities of $3.5 million provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.

    The Senior Credit Facility consists of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $115.2 million are repayable in 2004. Term loan borrowings totaling $118.7 million at December 31, 2001 are repayable in installments of $8.3 million in 2002, $8.8 million in 2003, $43.9 million in 2004 and $57.7 million in 2005.

    The convertible subordinated debentures due 2011 are repayable under mandatory redemptions scheduled to begin in 2002 through annual sinking fund requirements of $1.1 million in 2002 and $1.8 million in each year thereafter. The Company satisfied the 2002 annual sinking fund requirement in October 2001. The $340.0 million principal amount of senior subordinated notes is repayable in full in 2009.

    The Company entered into a $50.0 million capital lease in 1998 for property, plant and equipment used in the acquired Clark-Schwebel business. The lease expires in September 2006 and includes various purchase options. The last fixed price purchase option is on September 30, 2003 for an amount of $24.9 million. If the Company does not exercise its purchase option, on the lease expiration date, the Company will have the option to purchase the leased assets at the greater of $5.0 million or the fair value of the assets as of that date. The Company has also entered into several capital leases for buildings and warehouses with expirations through 2009. In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

    On June 29, 2001, the Company issued $100.0 million of senior subordinated notes, due 2009, at a price of 98.5%. Net proceeds from the issuance were used to redeem $67.5 million aggregate principal amount of the Company's outstanding convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the Company's increasing rate senior subordinated note, due 2003. The refinancing reduced the Company's 2003 debt maturities from $149.5 million to $57.6 million. The net impact of the refinancing is estimated to increase annual interest expense by approximately $2.4 million before tax. The cash costs associated with the issuance and early retirements amounted to approximately $6.5 million.

    In 1999, the Company, Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) formed a joint venture, BHA Aero Composite Parts Co., Ltd ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity interest in this joint venture, which is located in Tianjin, China. In addition, in 1999, the Company formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began shipping engineered products to customers during the second half of 2001, while it is anticipated that BHA Aero will begin deliveries in early 2002. During 2000 and 1999, Hexcel made cash equity investments totaling $8.3 million and $4.7 million, respectively, in these joint ventures. No additional cash equity investments were made during 2001. As of December 31, 2001, the Company had an outstanding letter of credit of $11.1 million in support of a loan to BHA Aero.

    The following table summarizes the maturities of financial obligations and expiration dates of commitments:

                               2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                             --------   --------   --------   --------   --------   ----------   --------
                                                            (IN MILLIONS)
Long-term debt.............   $11.8      $57.6      $160.9     $59.4      $ 1.8       $357.4      $648.9
Capital lease
  obligations..............     5.6        6.0         6.5       7.0       10.7          2.6        38.4
Operating leases...........     2.9        2.4         2.1       1.9        1.4          2.5        13.2
                              -----      -----      ------     -----      -----       ------      ------
Total financial
  obligations..............   $20.3      $66.0      $169.5     $68.3      $13.9       $362.5      $700.5
                              =====      =====      ======     =====      =====       ======      ======
Letters of credit..........   $19.4      $  --      $   --     $  --      $  --       $   --      $ 19.4
Other commitments..........      --        2.3          --        --         --           --         2.3
                              -----      -----      ------     -----      -----       ------      ------
Total commitments..........   $19.4      $ 2.3      $   --     $  --      $  --       $   --      $ 21.7
                              =====      =====      ======     =====      =====       ======      ======

    Total letters of credit issued and outstanding were $19.4 million as of December 31, 2001, of which $11.1 million was issued in support of a loan to BHA Aero. While the letters of credit issued on behalf of the Company will expire under their terms in 2002, most, if not all, will be re-issued.

    The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. In addition, the Company may need to refinance or amend all or a substantial portion of its indebtedness on or before maturity. Furthermore, effective with the January 25, 2002 amendment, the Company and the bank syndicate to the Senior Credit Facility revised its financial covenants through 2002. Under the terms of the amendment, the financial covenants beginning with the quarter ending
March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, or will need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to effect any such refinancing or amendment on commercially reasonable terms, or at all.

    For further information regarding the Company's financial obligations and commitments, see Notes 8 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

    Hexcel's discussion and analysis of its financial condition and results of operations are based upon Hexcel's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires Hexcel to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although Hexcel evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, on an on-going basis, actual results may differ from these estimates under different assumptions or conditions. Hexcel believes the following items are the Company's critical accounting policies and more significant estimates and assumptions used in the preparation of its consolidated financial statements.

    Hexcel estimates the collectibility of its accounts receivable from customers by establishing allowances for doubtful accounts. A considerable amount of judgment is necessary to assess the realizability of these receivables and the credit-worthiness of each customer. If the financial condition of Hexcel's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Hexcel states inventories at the lower of cost or market. This requires Hexcel to write-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value to reflect assumptions about future demand and market conditions. If actual future demand and market conditions are less favorable than anticipated, additional inventory write-downs may be required.

    Hexcel records significant reserves in connection with its business consolidation and restructuring programs. These reserves include estimates for employee severance costs, the settlement of contractual obligations, the fair value of certain assets held for sale and the timing of facility closures. Management closely monitors these actions and the related costs, and believes such estimates to be reasonable. However, if actual results differ from these estimates, it would have an impact on Hexcel's financial performance in the period such revision was made. In addition, certain of the expenses associated with the Company's business consolidation programs, including equipment moving and relocation costs, can not be accrued under accounting principles generally accepted in the United States of America and are recorded as incurred. Therefore, the Company expects to record additional charges of approximately $5.0 million in 2002 for these actions.

    Hexcel has significant intangible assets, including goodwill and other purchased intangibles. Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 2001, the Company reviewed the intangible assets arising from several acquired businesses for potential impairment as a result of the unprecendented downturn in the electronic components market and the expected decline in the commercial aerospace market resulting from the events of September 11, 2001. The assessment of possible impairment is based on Hexcel's ability to recover the carrying value of the asset from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value of the assets. The measurement of impairment requires estimates of these cash flows and fair value, which may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset. Events or changes in circumstances, such as market conditions, could significantly impact these judgments and require adjustments to the recorded asset balances in the future. In 2001, the Company recognized an impairment of $309.1 million on goodwill and other purchased intangibles acquired through previous acquisitions.

    Hexcel records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Hexcel has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, these factors are highly subjective and are subject to change based upon market conditions, the Company's ability to execute its restructuring programs and other factors. In 2001, Hexcel has recorded a valuation allowance against nearly all of its deferred tax assets. In the event Hexcel were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on deferred tax assets would increase income in the period such determination was made. Likewise, should Hexcel determine that it would not be able to realize all or part of its remaining net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

    Hexcel holds equity interests in affiliated companies having operations or technology in areas within its strategic focus, one of which is publicly traded. Hexcel records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. This judgmental decision reflects many factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in further losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

    Hexcel has designated certain derivative financial instruments as hedges of future sales transactions at certain foreign subsidiaries. Unrealized losses on these foreign exchange contracts have not been recognized in the Company's consolidated statement of operations based on management's determination that the forecasted sales are probable of occurring and that the hedges have been effective in mitigating the foreign exchange risks associated with these future sales. The hedging contracts cover only a portion of the forecasted sales, and therefore, management considers the likelihood of not reaching the designated level of forecasted sales to be low. However, if the designated levels of forecasted sales are not achieved in the timeframe that management anticipates, Hexcel would need to report the unrealized losses on these derivative instruments in income.

    Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

MARKET RISKS

    As a result of its global operating and financing activities, Hexcel is exposed to various market risks that may affect its consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest the Company must pay on certain variable-rate debt, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company's primary currency exposures are in Europe, where the Company has significant business activities. To a lesser extent, the Company is also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum and certain chemicals.

    Hexcel attempts to net individual exposures on a consolidated basis, when feasible, to take advantage of natural offsets. In addition, the Company employs an interest rate cap agreement and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading or speculative purposes.

INTEREST RATE RISKS

    Hexcel's long-term debt bears interest at both fixed and variable rates. As a result, the Company's consolidated results of operations are affected by interest rate changes on its variable rate debt. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, interest expense for 2001 of $64.8 million would have been $63.2 million and $66.5 million, respectively.

    In order to partially mitigate interest rate risks, Hexcel entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed interest rate of 5.5% on the applicable London interbank rate used to determine the interest on $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this agreement at December 31, 2001 and 2000, along with hedge ineffectiveness for the year ended December 31, 2001, were not material.

CURRENCY EXCHANGE RISKS

    Hexcel has significant business activities in Europe. The Company operates seven manufacturing facilities in Europe, which generated approximately 41% of 2001 consolidated net sales. The Company's European business activities primarily involve three major currencies--the U.S. dollar, the British pound, and the Euro. The Company also conducts business or has joint venture investments in Japan, China, Malaysia, Australia and Brazil, and sells products to customers throughout the world. The majority of the Company's transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company's exposure to short-term currency fluctuations involving these countries. However, the value of the Company's investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company's ability to profitably compete in international markets.

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

    During 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $83.9 million at December 31, 2001. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers which are denomintated in U.S. dollars. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the year ended December 31, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive loss" was a net loss of $5.9 million. Approximately $1.2 million of the other comprehensive losses are expected to be reclassified into earnings in 2002 as the hedged tranactions are recorded.

    Assuming a 10% increase in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would constitute a $2.5 million asset of the Company. Alternatively, assuming a 10% decrease in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would represent a $14.3 million liability of the Company.

COMMODITY PRICE RISKS

    Certain raw materials and operating supplies used by Hexcel are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on the Company's consolidated results of operations in the event of significant price changes are electricity, natural gas, aluminum and certain chemicals. The Company attempts to minimize the impact of commodity price risk, when feasible, by entering into supply agreements that specify raw material prices or limit price increases for a reasonable period of time. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

UTILITY PRICE RISKS

    The Company has exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices, particularly in the western portion of the United States where Hexcel has many of its manufacturing facilities. To minimize this risk, the Company enters into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to the Company during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on the consolidated results of operations of the Company.

OTHER RISKS

    As of December 31, 2001, the aggregate fair values of the Company's senior subordinated notes, due 2009, convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were $189.6 million, $27.0 million and $15.5 million, respectively. The convertible debt securities are convertible into Hexcel common stock at a price of $15.81 and $30.72 per share, respectively. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. The market value of these debt securities has increased since December 31, 2001. The fair values are subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. Due to the conversion feature in the convertible securities, changes in the value of the Company's stock may affect the fair value of these convertible securities.

    Assuming that all other factors remain constant, the fair values of Hexcel's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, would not be significantly impacted by a 10% change, either favorable or unfavorable, in the market price of the Company's common stock.

    Although fair value may be a proxy for the cost to repay the Company's indebtedness, the trust indentures for the Company's senior subordinated notes, due 2009; convertible subordinated notes, due 2003; and convertible subordinated debebtures, due 2011 require that the Company repay the principal value of the indebtedness at maturity.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), which requires all acquisitions subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The adoption of FAS 141 did not have a material effect on the Company's consolidated financial position and results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Going forward, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. While the Company adopted FAS 142 as of January 1, 2002 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company. In 2001, 2000 and 1999, the Company's reported results refected amortization charges of $12.5 million, $13.1 million and $13.4 million, respectively.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under FAS 143, the costs of retiring an asset will be recorded as a liability when the obligation arises, and will be amortized to expense over the life of the asset. The Company adopted FAS 143 as of January 1, 2002 with no impact to its consolidated financial position or results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("FAS 144"). FAS 144 was issued to establish a single accounting model for long-lived assets to be disposed of by sale and to resolve implementation issues related to FAS 121. Although FAS 144 retains the requirements of FAS 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable, the statement removes goodwill and intangible assets not being amortized from FAS 121's scope. FAS 144 also requires long-lived assets to be abandoned to be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. The Company adopted FAS 144 as of January 1, 2002 with no impact to its consolidated financial position or results of operations.

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

    Such forward-looking statements include, but are not limited to:
(a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket;
(c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2002 and beyond; (d) expectations regarding the recovery of demand for electronics fabrics used in printed wiring boards, as well as future business trends in the electronics fabrics industry;
(e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications;
(g) estimates of changes in net sales by market compared to 2001;
(h) expectations regarding the Company's actions to reduce headcount and eliminate $60.0 million of cash overhead expense; (i) estimates of the timing, expenses and cash expenditures required to complete the closure of the Lancaster, Ohio plant; (j) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (k) expectations regarding working capital trends and capital expenditures; (l) the availability and sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2002 and beyond; and (m) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

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

CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION                                                     PAGE
-----------                                                   --------
Management Responsibility for Consolidated Financial
  Statements................................................      59
Report of Independent Accountants...........................      60
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2001 and
    2000....................................................      61
  Consolidated Statements of Operations for each of the
    three years ended December 31, 2001.....................      62
  Consolidated Statements of Stockholders' Equity and
    Comprehensive Income for each of the three years ended
    December 31, 2001.......................................      63
  Consolidated Statements of Cash Flows for each of the
    three years ended December 31, 2001.....................      64
  Notes to the Consolidated Financial Statements............   65-94
Report of Independent Accountants on Financial Statement
  Schedule..................................................      95
Schedule of Valuation and Qualifying Accounts...............      96

MANAGEMENT RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

    Hexcel management has prepared and is responsible for the consolidated financial statements and the related financial data contained in this report. These financial statements, which include estimates, were prepared in accordance with accounting principles generally accepted in the United States of America. Management uses its best judgment to ensure that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

    Hexcel maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for purposes of preparing financial statements, and that assets are safeguarded and accounted for properly. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed benefits derived from control.

    The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel. These reports and practices are reviewed regularly by management and by the Company's independent accountants, PricewaterhouseCoopers LLP, in connection with the audit of the Company's consolidated financial statements. The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent accountants.

/s/ DAVID E. BERGES
---------------------------------
David E. Berges
CHIEF EXECUTIVE OFFICER

/s/ STEPHEN C. FORSYTH
---------------------------------
Stephen C. Forsyth
CHIEF FINANCIAL OFFICER

/s/ WILLIAM J. FAZIO
---------------------------------
William J. Fazio
CHIEF ACCOUNTING OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Hexcel Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 25, 2002

                      HEXCEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  11.6    $    5.1
  Accounts receivable, net..................................     140.5       150.3
  Inventories...............................................     131.7       155.4
  Prepaid expenses and other assets.........................       4.4        15.2
                                                               -------    --------
  Total current assets......................................     288.2       326.0

Net property, plant and equipment...........................     329.2       359.7
Goodwill and other purchased intangibles, net of accumulated
  amortization of $48.6 in 2001 and $36.1 in 2000...........      72.4       391.7
Investments in affiliated companies.........................      56.9        72.1
Other assets................................................      42.7        61.9
                                                               -------    --------
Total assets................................................   $ 789.4    $1,211.4
                                                               =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease
    obligations.............................................   $  17.4    $   22.1
  Accounts payable..........................................      58.6        69.4
  Accrued compensation and benefits.........................      47.5        45.3
  Accrued interest..........................................      18.8        17.6
  Business consolidation and restructuring liabilities......      33.4         2.7
  Other accrued liabilities.................................      32.0        40.8
                                                               -------    --------
  Total current liabilities.................................     207.7       197.9

Long-term notes payable and capital lease obligations.......     668.5       651.5
Other non-current liabilities...............................      45.8        46.3
                                                               -------    --------
  Total liabilities.........................................     922.0       895.7
                                                               -------    --------
Commitments and contingencies (see Note 16)

Stockholders' equity:
  Preferred stock, no par value, 20.0 shares of stock
    authorized, no shares issued or outstanding.............        --          --
  Common stock, $0.01 par value, 100.0 shares of stock
    authorized, shares issued of 39.4 at December 31, 2001
    and 38.0 at December 31, 2000...........................       0.4         0.4
  Additional paid-in capital................................     287.7       280.7
  Retained earnings (accumulated deficit)...................    (367.9)       65.8
  Accumulated other comprehensive loss......................     (39.7)      (20.0)
                                                               -------    --------
                                                                (119.5)      326.9
  Less-Treasury stock, at cost, 1.2 shares at December 31,
    2001 and 0.9 shares at December 31, 2000................     (13.1)      (11.2)
                                                               -------    --------
  Total stockholders' equity................................    (132.6)      315.7
                                                               -------    --------
Total liabilities and stockholders' equity..................   $ 789.4    $1,211.4
                                                               =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...................................................   $1,009.4     $1,055.7     $1,151.5
Cost of sales...............................................      818.6        824.3        909.0
                                                               --------     --------     --------
  Gross margin..............................................      190.8        231.4        242.5
Selling, general and administrative expenses................      120.9        123.9        128.7
Research and technology expenses............................       18.6         21.2         24.8
Business consolidation and restructuring expenses...........       58.4         10.9         20.1
Impairment of goodwill and other purchased intangibles......      309.1           --           --
                                                               --------     --------     --------
  Operating income (loss)...................................     (316.2)        75.4         68.9
Gain on sale of Bellingham aircraft interiors business......         --         68.3           --
Interest expense............................................       64.8         68.7         73.9
                                                               --------     --------     --------
  Income (loss) before income taxes.........................     (381.0)        75.0         (5.0)
Provision for (benefit from) income taxes...................       40.5         26.3         (1.7)
                                                               --------     --------     --------
  Income (loss) before equity in earnings...................     (421.5)        48.7         (3.3)
  Equity in earnings (losses) of and write-downs of an
    investment in affiliated companies......................       (9.5)         5.5        (20.0)
                                                               --------     --------     --------
  Income (loss) before extraordinary item...................     (431.0)        54.2        (23.3)
Extraordinary loss on early retirement of debt..............       (2.7)          --           --
                                                               --------     --------     --------
  Net income (loss).........................................   $ (433.7)    $   54.2     $  (23.3)
                                                               ========     ========     ========

Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary item.................   $ (11.47)    $   1.47     $  (0.64)
    Extraordinary loss on early retirement of debt..........      (0.07)          --           --
                                                               --------     --------     --------
    Net income (loss).......................................   $ (11.54)    $   1.47     $  (0.64)
                                                               --------     --------     --------
  Diluted:
    Income (loss) before extraordinary item.................   $ (11.47)    $   1.32     $  (0.64)
    Extraordinary loss on early retirement of debt..........      (0.07)          --           --
                                                               --------     --------     --------
    Net income (loss).......................................   $ (11.54)    $   1.32     $  (0.64)
                                                               --------     --------     --------
Weighted average shares:
  Basic.....................................................       37.6         36.8         36.4
  Diluted...................................................       37.6         45.7         36.4
                                                               ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                COMMON STOCK
                            ---------------------     RETAINED      ACCUMULATED
                                       ADDITIONAL     EARNINGS         OTHER                      TOTAL
                                        PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'   COMPREHENSIVE
                              PAR       CAPITAL       DEFICIT)     INCOME (LOSS)    SHARES       EQUITY       INCOME (LOSS)
                            --------   ----------   ------------   -------------   --------   -------------   -------------
                                                                     (IN MILLIONS)
BALANCE, JANUARY 1,
  1999....................    $0.4       $271.5        $  34.9         $  6.3       $(10.7)      $ 302.4
Net loss..................                               (23.3)                                    (23.3)        $ (23.3)
Currency translation
  adjustment..............                                              (11.1)                     (11.1)          (11.1)
                                                                                                                 -------
  Comprehensive loss......                                                                                         (34.4)
                                                                                                                 -------
Activity under stock
  plans...................                  2.1                                                      2.1
                              ----       ------        -------         ------       ------       -------
BALANCE, DECEMBER 31,
  1999....................     0.4        273.6           11.6           (4.8)       (10.7)        270.1
Net income................                                54.2                                      54.2            54.2
Currency translation
  adjustment..............                                              (10.2)                     (10.2)          (10.2)
Minimum pension
  obligation..............                                               (5.0)                      (5.0)           (5.0)
                                                                                                                 -------
  Comprehensive income....                                                                                          39.0
                                                                                                                 -------
Activity under stock plans
  and other...............                  7.1                                       (0.5)          6.6
                              ----       ------        -------         ------       ------       -------
BALANCE, DECEMBER 31,
  2000....................     0.4        280.7           65.8          (20.0)       (11.2)        315.7
Net loss..................                              (433.7)                                   (433.7)         (433.7)
Currency translation
  adjustment..............                                              (12.1)                     (12.1)          (12.1)
Net unrealized loss on
  financial instruments...                                               (5.9)                      (5.9)           (5.9)
Minimum pension
  obligation..............                                               (1.7)                      (1.7)           (1.7)
                                                                                                                 -------
  Comprehensive loss......                                                                                       $(453.4)
                                                                                                                 =======
Activity under stock plans
  and other...............                  7.0                                       (1.9)          5.1
                              ----       ------        -------         ------       ------       -------
BALANCE, DECEMBER 31,
  2001....................    $0.4       $287.7        $(367.9)        $(39.7)      $(13.1)      $(132.6)
                              ====       ======        =======         ======       ======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEXCEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $(433.7)   $  54.2    $ (23.3)
  Reconciliation to net cash provided by operations:
    Depreciation............................................     50.7       45.6       47.9
    Amortization............................................     12.5       13.1       13.4
    Deferred income taxes...................................     27.6        8.6      (15.8)
    Business consolidation and restructuring expenses.......     58.4       10.9       20.1
    Business consolidation and restructuring payments.......    (12.0)     (11.8)      (9.5)
    Impairment of goodwill and other purchased
      intangibles...........................................    309.1         --         --
    Equity in (earnings) losses of and write-downs of an
      investment in affiliated companies....................      9.5       (5.5)      20.0
    Write-down of deferred financing costs for retirement of
      debt..................................................      0.7         --         --
    Gain on sale of Bellingham aircraft interiors
      business..............................................       --      (68.3)        --
    Gain on curtailment of pension plan.....................       --       (5.1)        --
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable............      4.6       (7.7)      16.1
      Decrease (increase) in inventories....................     20.6      (17.0)      49.0
      Decrease (increase) in prepaid expenses and other
        assets..............................................      1.1       (0.4)       1.5
      Increase (decrease) in accounts payable and accrued
        liabilities.........................................    (19.2)      10.7       11.9
      Changes in other non-current assets and long-term
        liabilities.........................................      5.1        5.7        2.4
                                                              -------    -------    -------
    Net cash provided by operating activities...............     35.0       33.0      133.7
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (38.8)     (39.6)     (35.6)
  Proceeds from sale of Bellingham aircraft interiors
    business................................................       --      113.3         --
  Proceeds from sale of other assets........................       --        3.4         --
  Investments in affiliated companies.......................      0.8       (8.3)      (4.7)
  Other.....................................................     (0.3)        --         --
                                                              -------    -------    -------
    Net cash provided by (used for) investing activities....    (38.3)      68.8      (40.3)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of credit facilities, net...........     24.6       29.5     (311.9)
  Proceeds from issuance of long-term debt..................     98.5         --      240.0
  Repayments of long-term debt and capital lease
    obligations.............................................   (110.6)    (126.0)     (18.0)
  Debt issuance costs.......................................     (3.5)      (0.9)     (11.0)
  Activity under stock plans and other......................     (0.4)       2.4        1.4
                                                              -------    -------    -------
    Net cash provided by (used for) financing activities....      8.6      (95.0)     (99.5)
                                                              -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      1.2       (1.9)      (1.2)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........      6.5        4.9       (7.3)
Cash and cash equivalents at beginning of year..............      5.1        0.2        7.5
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $  11.6    $   5.1    $   0.2
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries ("Hexcel" or "the Company"), after elimination of intercompany transactions and accounts. Investments in affiliated companies in which the Company's interests are generally between 20% and 50%, but the Company does not control the financial and operating decisions, are accounted for using the equity method of accounting.

    Hexcel is the world's leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and engineered products for use in commercial aerospace, space and defense, electronics, and industrial applications. The Company's materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, televisions, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, window blinds, skis and snowboards, fishing poles, tennis rackets and bicycles.

    The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia, Australia and South America. The Company is also a member of six joint ventures, four of which manufacture and market reinforcement products and composite materials in Europe, Asia and the United States, and two of which manufacture composite structures and interiors in Asia.

    As discussed in Note 2, Hexcel sold its Bellingham aircraft interiors business on April 26, 2000. As a result of this transaction, the consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income, and cash flows include the financial position, results of operations and cash flows of the Bellingham aircraft interiors business as of such dates and for such periods that the business was owned.

USE OF ESTIMATES

    The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Estimates are used for, but not limited to, allowances for doubtful accounts, inventory allowances, product warranty, depreciation and amortization, business consolidation and restructuring costs, impairment of long-lived assets, employee benefits, taxes, and contingencies. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. These investments consist primarily of Eurodollar time deposits and are stated at cost, which approximates fair value.

INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods. The Company provides inventory allowances based on excess and obsolete inventories.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment. Repairs and maintenance are charged to expense as incurred, while major replacements and betterments are capitalized.

GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill, representing the excess of the purchase price over the fair value of the identifiable net assets of the businesses acquired, and other purchased intangibles were amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years.

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("FAS 142"). Upon adoption, and in accordance with the standard, the Company will no longer amortize its goodwill and other purchased intangibles but instead will evaluate these assets for possible impairment at least annually and whenever events or circumstances occur that would indicate that these assets might be impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, including goodwill and other purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations. If these cash flows are less than the carring value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires estimates of these cash flows and fair value, which may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset. In 2001, the Company recognized an impairment of $309.1 on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 3).

DEBT FINANCING COSTS

    Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 7 to 10 years. Deferred debt financing costs were $15.5 in 2001 and $16.7 in 2000, net of accumulated amortization of $10.7 and $8.7, respectively, and are included in "other assets" in the consolidated balance sheets.

INVESTMENTS

    The Company has investments in affiliated companies with equity interests ranging from 25% to 50%. Hexcel does not control the financial and operating decisions of these companies and, therefore, accounts for its share of their operating performance using the equity method of accounting. Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge. The Company reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. The Company records an investment impairment charge when the decline in value is considered to be other than temporary. In 2001 and 1999, the Company recorded impairments of $7.8 and $20.0, respectively, relating to its investment in Interglas Technologies AG (see Note 7).

STOCK-BASED COMPENSATION

    Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value at the date of grant. Hexcel also provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("FAS 123") (see Note 13).

CURRENCY TRANSLATION

    The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "accumulated other comprehensive loss" in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the consolidated statements of operations and were not material to Hexcel's consolidated results of operations in 2001, 2000 or 1999.

REVENUE RECOGNITION

    Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment. Revenues derived from design, installation and support services are recognized when the service is provided, or alternatively, when the product to which the service relates is delivered to the customer. The Company accrues for warranty costs and other sales allowances based on its experience at the time of sale.

RESEARCH AND TECHNOLOGY

    Research and technology costs are expensed as incurred.

INCOME TAXES

    The Company provides for income taxes using the liability method prescribed by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the liability method, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets attributes. When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income. In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets. The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. taxable income during the carry-forward period improve (see Note 12).

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 39%, 33% and 38% of the Company's 2001, 2000 and 1999 net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2001 and 2000, the allowance for doubtful accounts was $7.8 and $7.1, respectively. Bad debt expense was $1.3, $0.6 and $0.7 in 2001, 2000 and 1999, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

    Hexcel employs an interest rate cap agreement and foreign currency forward exchange contracts in the management of its interest rate and currency exchange exposures. The Company has designated its interest rate cap agreement as a cash flow hedge against a specific debt instrument and recognizes interest differentials as adjustments to interest expense as the differentials occur. The Company also designated its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in "other comprehensive income" until the underlying hedged transactions affect income. The Company does not use financial instruments for trading or speculative purposes.

    Hexcel adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and its corresponding amendments under Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," effective January 1, 2001. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 did not have a material effect on the Company's consolidated financial position or results of operations as of the date of adoption.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), which requires all acquisitions subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The adoption of FAS 141 did not have a material effect on the Company's consolidated financial position and results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Going forward, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. While the Company adopted FAS 142 as of January 1, 2002 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company. In 2001, 2000 and 1999, the Company's consolidated results of operations included amortization expenses of $12.5 million, $13.1 million and $13.4 million, respectively.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under FAS 143, the costs of retiring an asset will be recorded as a liability when the obligation arises, and will be amortized to expense over the life of the asset. The Company adopted FAS 143 as of January 1, 2002 with no impact to its consolidated financial position or results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("FAS 144"). FAS 144 was issued to establish a single accounting model for long-lived assets to be disposed of by sale and to resolve implementation issues related to FASB's Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Although FAS 144 retains the requirements of FAS 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable, the statement removes goodwill and intangible assets not being amortized from FAS 121's scope. FAS 144 also requires long-lived assets to be abandoned to be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. The Company adopted FAS 144 as of January 1, 2002 with no impact to its consolidated financial position or results of operations.

RECLASSIFICATIONS

    Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2001 presentation.

NOTE 2--GAIN ON SALE OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

    On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3. The sale resulted in a pre-tax gain of $68.3 and an after-tax gain of approximately $44.3 (or $0.97 per diluted share). Net proceeds from the sale were used to repay $111.6 of outstanding term debt under the Company's Senior Credit Facility. The consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the Engineered Products business segment up to the date of disposal. Net sales and operating income for the Bellingham business were as follows:

                                                                2000       1999
                                                              --------   --------
Net sales...................................................   $18.9      $70.0
Operating income............................................     0.6        8.0
                                                               =====      =====

NOTE 3--IMPAIRMENT OF GOODWILL AND OTHER PURCHASED INTANGIBLES

    During the fourth quarter of 2001, the Company reviewed its long-lived assets, particularly goodwill and other purchased intangibles acquired in recent years, for impairment. The review was undertaken in response to changes in market conditions and the Company's revised outlook resulting from a sharp decline in demand for the Company's woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production due to the tragic events of September 11, 2001. The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slow down in commercial satellite launches following the financial failure of a number of satellite based telecommunication projects and the postponement of others. These adverse changes in market conditions have led to the lowering of revenue forecasts associated with certain businesses in the reinforcement products and composite materials segments.

    Based on this review, the Company determined that the long-lived assets of the fabrics business acquired from Clark-Schwebel in 1998 and the satellite business acquired from Fiberite in 1997 were not fully recoverable. The Company recorded non-cash impairment charges of $292.1 and $17.0 related to the goodwill and other purchased intangibles associated with the Clark-Schwebel and Fiberite acquisitions, respectively. The amounts of the impairment charges were calculated as the excess of the carrying value of the assets over their fair values. Fair values were determined using discounted future cash flow models, market valuations and third party appraisals, where appropriate. There were no tax benefits recognized on the impairments because of limitations on the Company's ability to realize the tax benefits.

NOTE 4--BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

    During the fourth quarter of 2001, the Company announced a plan to restructure its business operations in accordance with a revised business outlook, in light of anticipated reductions in commercial aircraft production in both 2002 and 2003, the continued depressed business conditions in the electronics market and the weakness in the general economy. The plan includes company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. In addition, the Company will reduce its direct manufacturing costs as customer orders decline. As a result, the Company has reduced the number of employees by almost 10% from the third quarter to 5,376 employees at December 31, 2001, and expects to further reduce that number to less than 4,500 by the end of 2002. The majority of the actions had been taken by the end of 2001, and the Company expects most of the remaining actions to be completed in the first quarter of 2002. The Company recognized charges of $47.9 in the fourth quarter of 2001 related to this restructuring plan, and estimates that the total cash costs of this restructuring plan will be approximately $35.0. Cash spending related to this action in the fourth quarter of 2001 was approximately $3.0, with the balance to be paid throughout 2002.

    As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001. These actions built upon earlier steps to furlough employees, idle manufacturing and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees in the reinforcement products segment and elsewhere in the Company. These actions resulted in business consolidation and restructuring expenses of approximately $4.0 in the third quarter of 2001.

    As a result of four substantial business acquisitions, the Company initiated three business consolidation programs in May 1996, December 1998 and September 1999. The primary purpose of these programs was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. In connection with these business consolidation programs, the Company has closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions. All of the business consolidation activities initiated in 1996, 1998 and 1999 have been completed as of December 31, 2001.

    In 2000, the Company added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities--one in Lancaster, Ohio and another in Gilbert, Arizona. The Gilbert, Arizona facility was closed in the fourth quarter of 2001 and it is anticipated that the closure of the Lancaster, Ohio facility will be completed during the second quarter of 2002. The manufacturing output from these two plants will now be produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah.

    In 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products. Based on these improved market conditions, which were expected to continue beyond 2000, and a manufacturing capacity review, the Company concluded to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision to not proceed to consolidate production, the Company reversed a total of $3.4 of business consolidation expenses that were previously recognized in 1999, including $3.1 in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

    Business consolidation and restructuring activities for the three years ended December 31, 2001, consisted of the following:

                                                              EMPLOYEE    FACILITY &
                                                              SEVERANCE   EQUIPMENT     TOTAL
                                                              ---------   ----------   --------
BALANCE AS OF JANUARY 1, 1999...............................    $ 5.8       $  2.4      $  8.2
Business consolidation expenses.............................      5.1         15.0        20.1
Cash expenditures...........................................     (6.7)        (2.8)       (9.5)
Non-cash usage, including asset write-downs.................     (0.7)       (14.0)      (14.7)
                                                                -----       ------      ------
BALANCE AS OF DECEMBER 31, 1999.............................      3.5          0.6         4.1
Business consolidation expenses:
  Current period expenses...................................      3.7         10.6        14.3
  Reversal of 1999 business consolidation expenses..........     (0.3)        (3.1)       (3.4)
                                                                -----       ------      ------
  Net business consolidation expenses.......................      3.4          7.5        10.9
Cash expenditures...........................................     (3.9)        (7.9)      (11.8)
Non-cash items:
  Reversal of 1999 business consolidation expenses..........       --          3.1         3.1
  Other non-cash usage, including asset write-downs.........     (0.6)        (3.0)       (3.6)
                                                                -----       ------      ------
  Total non-cash items......................................     (0.6)         0.1        (0.5)
                                                                -----       ------      ------
BALANCE AS OF DECEMBER 31, 2000.............................      2.4          0.3         2.7
Business consolidation and restructuring expenses...........     34.5         23.9        58.4
Cash expenditures...........................................     (6.4)        (5.6)      (12.0)
Non-cash usage, including asset write-downs.................       --        (15.7)      (15.7)
                                                                -----       ------      ------
BALANCE AS OF DECEMBER 31, 2001.............................    $30.5       $  2.9      $ 33.4
                                                                =====       ======      ======

    As part of a business consolidation program, Hexcel disposed of its operations in Brindisi, Italy (the "Italian Operations") in 1999. In accordance with FAS 121, the Company recorded a charge of $5.6 prior to 1999 for an asset impairment related to its Italian Operations. The estimate of fair value used in determining the impairment charge was based on offers received from interested buyers. The Italian Operations were disposed of for net proceeds that approximated amounts accrued and were accounted for under the Company's Engineered Products business segment. Financial operating results for this business were not material to Hexcel's consolidated financial statements.

NOTE 5--INVENTORIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................   $ 59.1     $ 74.5
Work in progress............................................     35.2       45.2
Finished goods..............................................     37.4       35.7
                                                               ------     ------
Inventories.................................................   $131.7     $155.4
                                                               ======     ======

NOTE 6--NET PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Land......................................................  $  23.5    $  23.9
Buildings.................................................    132.7      135.1
Equipment.................................................    443.8      434.4
Construction in Progress..................................     17.0       21.9
                                                            -------    -------
Property, plant and equipment.............................    617.0      615.3
Less accumulated depreciation.............................   (287.8)    (255.6)
                                                            -------    -------
Net property, plant and equipment.........................  $ 329.2    $ 359.7
                                                            =======    =======

NOTE 7--INVESTMENTS IN AFFILIATED COMPANIES

    In 1999, Hexcel, Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) formed a joint venture, BHA Aero Composite Parts Co., Ltd. ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China. In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began shipping engineered products to customers during the second half of 2001, while it is anticipated that BHA Aero will begin deliveries in the first half of 2002. During 2000 and 1999, Hexcel made cash equity investments totaling $8.3 and $4.7, respectively, in these two joint ventures. No additional cash equity investments were made during 2001. As of December 31, 2001, the Company had an outstanding letter of credit of $11.1 in support of a loan to BHA Aero (see Note 16).

    The Company also has equity ownership interests in three reinforcement product joint ventures: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel
Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan--a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. CS Tech-Fab manufactures non-woven materials for roofing, construction and other specialty applications.

    In 2001 and 1999, the Company wrote-down its investment in Interglas by $7.8 and $20.0, respectively. The write-downs were the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to severe industry downturns and the resulting impact on the financial condition of this company. The amount of the write-downs were determined based on available market information and appropriate valuation methodologies. The write-down in 1999 was also due in part to a decision to allow its fixed price options to expire unexercised. The fixed price option would have increased the Company's equity investment in Interglas from 43.6% to 84%. The Company did not record deferred tax benefits on the write-downs because of limitations imposed by foreign tax laws and the Company's ability to realize the tax benefits.

    Lastly, Hexcel owns a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This composite materials joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Hexcel is contingently liable to pay DIC up to $2.3 with respect to DHL's bank debt under certain defined circumstances.

NOTE 8--NOTES PAYABLE

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Senior Credit Facility......................................   $233.9     $211.9
European credit and overdraft facilities....................      3.5       13.7
Senior subordinated notes, due 2009 (net of unamortized
  discount of $1.4 as of December 31, 2001).................    338.6      240.0
Convertible subordinated notes, due 2003....................     46.9      114.4
Convertible subordinated debentures, due 2011...............     24.5       25.6
Increasing rate senior subordinated note, due 2003 (net of
  unamortized discount of $0.6 as of December 31, 2000).....       --       24.4
Various notes payable.......................................      0.1        0.3
                                                               ------     ------
Total notes payable.........................................    647.5      630.3
Capital lease obligations...................................     38.4       43.3
                                                               ------     ------
Total notes payable and capital lease obligations...........   $685.9     $673.6
                                                               ======     ======

Notes payable and current maturities of capital lease
  obligations...............................................   $ 17.4     $ 22.1
Long-term notes payable and capital lease obligations, less
  current maturities........................................    668.5      651.5
                                                               ------     ------
Total notes payable and capital lease obligations...........   $685.9     $673.6
                                                               ======     ======

SENIOR CREDIT FACILITY

    Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements of the Company. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $353.7 as of December 31, 2001, subject to certain limitations. Effective January 25, 2002, and in connection with an amendment entered into with the bank syndicate, these commitments were reduced to $338.7. These commitments consisted of funded term loans of $118.7 and revolving credit and overdraft facilities of $220.0. As of December 31, 2001, drawings under the revolving credit facility were $115.2. In addition, the Company may issue letters of credit up to a value of $30.0 under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of December 31, 2001, letters of credit issued under the facility approximated $19.4, of which $11.1 supports a loan to the Company's BHA Aero joint venture. Undrawn commitments under the revolving credit and overdraft facilities as of December 31, 2001, having given effect to the provisions of the January 25, 2002 amendment, were $74.8. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $57.7 of term loans that are due for repayment in 2005.

    Relating to the fourth quarter of 2001, the Company received a waiver from compliance with the financial covenants under the Senior Credit Facility for the
period ending December 31, 2001.   Effective January 25, 2002, Hexcel and the
bank syndicate entered into an amendment to the Senior Credit Facility. The amendment provides for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 to $220.0, with a further reduction to $212.0 on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 on June 30, 2002. The revised covenants were derived from the Company's financial projections plus a moderate cushion for unanticipated events. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5, and 100% of all net proceeds generated from litigation settlements and judgements, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 during 2002, with a $10.0 limit during any quarter in 2002.

    In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel has granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, each of a group of Hexcel's European subsidiaries will grant a security interest in its accounts receivable that will secure certain local borrowings advanced to that subsidiary.

    The Senior Credit Facility has been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt.

    Given its financial leverage, the Company's future compliance with the financial covenants and other terms of the Senior Credit Facility could be compromised if its financial performance were to deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There can be no assurance that relief from financial covenants, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, or will need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to effect any such amendment on commercially reasonable terms, or at all.

    The weighted average interest rate on the Senior Credit Facility was 8.50% and 11.55% for the years ended December 31, 2001 and 2000, respectively. Effective January 25, 2002, interest on outstanding borrowings under the Senior Credit Facility ranges from 2.00% to 4.25% in excess of the applicable London interbank rate, or at the option of the Company, from 1.25% to 3.25% in excess of the base rate of the administrative agent for the lenders. During the three years ended December 31, 2001, interest rates have been in the following ranges:

                                                                                IN EXCESS OF THE BASE RATE OF
                                                  IN EXCESS OF THE APPLICABLE     THE ADMINISTRATIVE AGENT
                                                     LONDON INTERBANK RATE             FOR THE LENDERS
                                                  ---------------------------   -----------------------------
May 2001 to January 2002........................       1.00% - 3.25%                  0.25% - 2.25%
March 2000 to May 2001..........................       0.75% - 3.00%                  0.00% - 2.00%
Prior to March 2000.............................       0.75% - 2.50%                  0.00% - 1.50%

    The Senior Credit Facility is subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility.

    At December 31, 2001 and 2000, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 of the Senior Credit Facility, providing a maximum fixed rate of 5.50% on the applicable London interbank rate (see Note 15).

EUROPEAN CREDIT AND OVERDRAFT FACILITIES

    In addition to the Senior Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local banks. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The interest rates on these credit and overdraft facilities for the years ended December 31, 2001, 2000 and 1999 ranged from 3.0% to 6.6% per annum.

SENIOR SUBORDINATED NOTES, DUE 2009

    On January 21, 1999, the Company issued $240.0 of 9.75% senior subordinated notes, due 2009. On June 29, 2001, the Company offered an additional $100.0 under the same indenture at a price of 98.5% of face value. Net proceeds from the subsequent offering were used to redeem $67.5 aggregate principal amount of the Company's outstanding 7% convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 of the increasing rate senior subordinated note, due 2003. The senior subordinated notes are general unsecured obligations of Hexcel.

CONVERTIBLE SUBORDINATED NOTES, DUE 2003

    The convertible subordinated notes carry an annual interest rate of 7.00% and are convertible into Hexcel common stock at any time on or before August 1, 2003, unless previously redeemed, at a conversion price of $15.81 per share, subject to adjustment under certain conditions. The convertible subordinated notes are redeemable, in whole or in part, at the Company's option at any time, at various redemption prices set forth in the convertible notes indenture, plus accrued interest. On June 29, 2001, $67.5 aggregate principal amount of the convertible subordinated notes were redeemed.

CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2011

    The convertible subordinated debentures carry an annual interest rate of 7.00% and are convertible into shares of Hexcel common stock prior to maturity, unless previously redeemed, at a conversion price of $30.72 per share. Mandatory redemption of the convertible debentures is scheduled to begin in 2002 through annual sinking fund requirements of $1.1 in 2002 and $1.8 in each year thereafter. The Company satisfied the 2002 annual sinking fund requirement in October 2001.

INCREASING RATE SENIOR SUBORDINATED NOTE, DUE 2003

    The increasing rate senior subordinated note, due 2003 was a general unsecured obligation payable to certain subsidiaries of Ciba Specialty Chemicals Holding, Inc. (collectively, "Ciba"). Prior to

February 1999, the note bore interest at a rate of 7.50% per annum. Effective February 1999, interest on the note was increased to a rate of 10.50% per annum, a rate which increased by 0.50% per annum each February thereafter until the note matured or until repayment of principal. The average interest rate on the note was 11.42% in 2001, 10.96% in 2000 and 10.25% in 1999. The note was redeemed in full on June 29, 2001 with the proceeds of the $100.0 issuance of 9.75% senior subordinated notes, due 2009.

AGGREGATE MATURITIES OF NOTES PAYABLE

    The table below reflects aggregate maturities of notes payable, excluding capital lease obligations (see Note 9):

PAYABLE DURING THE YEARS ENDING DECEMBER 31:
--------------------------------------------
2002........................................................   $ 11.8
2003........................................................     57.6
2004........................................................    160.9
2005........................................................     59.4
2006........................................................      1.8
Thereafter..................................................    357.4
                                                               ------
Total notes payable.........................................   $648.9
                                                               ======

    The aggregate maturities of notes payable in 2002 include European credit and overdraft facilities of $3.5, which are repayable on demand. At
December 31, 2001, the unamortized discount on the additional $100.0 senior subordinated notes, due 2009, issued on June 29, 2001, was approximately $1.4.

ESTIMATED FAIR VALUES OF NOTES PAYABLE

    The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2001 and 2000 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The aggregate fair values of the Company's other notes payable as of December 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                              --------   --------
Senior subordinated notes, due 2009.........................   $190.4     $211.2
Convertible subordinated notes, due 2003....................     27.0       99.5
Convertible subordinated debentures, due 2011...............     15.5       17.9
                                                               ======     ======

    The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value.

NOTE 9--LEASING ARRANGEMENTS

    Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2001 and 2000, were:

                                                                2001       2000
                                                              --------   --------
Property, plant and equipment...............................   $ 61.1     $ 62.0
Less accumulated depreciation...............................    (26.3)     (22.2)
                                                               ------     ------
Net property, plant and equipment...........................   $ 34.8     $ 39.8
                                                               ======     ======

Capital lease obligations...................................   $ 38.4     $ 43.3
Less current maturities.....................................     (5.6)      (5.3)
                                                               ------     ------
Long-term capital lease obligations, net....................   $ 32.8     $ 38.0
                                                               ======     ======

    Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $5.4 in 2001, $7.0 in 2000, and $9.4 in 1999.

    Future minimum lease payments as of December 31, 2001 were:

                                                                TYPE OF LEASE
                                                             --------------------
PAYABLE DURING YEARS ENDING DECEMBER 31:                     CAPITAL    OPERATING
----------------------------------------                     --------   ---------
2002.......................................................   $ 8.5       $ 2.9
2003.......................................................     8.5         2.4
2004.......................................................     8.5         2.1
2005.......................................................     8.4         1.9
2006.......................................................    11.4         1.4
Thereafter.................................................     3.4         2.5
                                                              -----       -----
Total minimum lease payments...............................   $48.7       $13.2
                                                              =====       =====
Less amounts representing interest.........................    10.3
                                                              -----
Present value of future minimum capital lease payments.....    38.4
Less current obligations under capital leases..............     5.6
                                                              -----
Long-term obligations under capital lease..................   $32.8
                                                              =====

NOTE 10--RELATED PARTIES

CHANGE IN CONTROL

    On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Investor Group") completed a previously announced purchase of approximately 14.5 of the approximately 18 shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals
Holding, Inc. (together with its subsidiaries, "Ciba"). The shares acquired by the Investor Group represented approximately 39% of the Company's outstanding common stock. In addition, the Company and the Investor Group entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Investor Group has the right to, among other things, designate up to three directors to sit on the Company's board of directors.

    Hexcel incurred $2.2 of costs in connection with this transaction, all of which were included in "selling, general, and administrative expenses" during the fourth quarter of 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan. Under the terms of the Company's various stock option and management incentive plans, the transaction constituted a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The former Chief Executive Officer waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) will vest one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately 1.3 stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000 (see Note 13).

    In addition, due to the change in control event, shares of the Company's common stock underlying a total of approximately 0.8 restricted stock units and performance accelerated restricted stock units (collectively, "stock units") were distributed. However, the former Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units) such that any shares of common stock that would have otherwise been distributed immediately will be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances (see Note 13).

NOTE 11--RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

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

    Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their compensation to an individual retirement savings account. Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation. The Company also makes profit sharing contributions when it meets or exceeds certain performance targets, which are set annually.

    Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company's U.S. qualified defined benefit retirement plan. Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee's salary to an individual 401(k) retirement savings account, depending on the employee's age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in the Company's U.S. qualified defined benefit retirement plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date. The Company recognized a non-cash curtailment gain of $5.1 (an after-tax gain of approximately $3.3) in 2000 as a result of the amendment to its defined benefit retirement plan.

    The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2001, was:

                                                                2001       2000       1999
                                                              --------   --------   --------
Defined benefit retirement plans............................   $ 4.1      $(1.2)     $ 6.3
Union sponsored multi-employer pension plan.................     0.3        0.3        0.4
Retirement savings plans--matching contributions............     4.6        2.9        3.4
Retirement savings plans--profit sharing and incentive
  contributions.............................................     4.0        5.0        5.4
                                                               -----      -----      -----
Net periodic expense........................................   $13.0      $ 7.0      $15.5
                                                               =====      =====      =====

    In addition to defined benefit and retirement savings plan benefits, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 years or 25 years of service to Hexcel.

    The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2001, were:

                                                                U.S. PLANS                     EUROPEAN PLANS
                                                      ------------------------------   ------------------------------
DEFINED BENEFIT RETIREMENT PLANS                        2001       2000       1999       2001       2000       1999
--------------------------------                      --------   --------   --------   --------   --------   --------
Service cost........................................   $ 0.6      $ 3.0      $ 3.6      $ 2.4      $ 2.4      $ 2.7
Interest cost.......................................     1.8        1.8        1.5        2.9        2.5        2.4
Expected return on plan assets......................    (1.4)      (1.3)      (1.0)      (4.1)      (4.5)      (3.6)
Net amortization and deferral.......................     0.5        0.4        0.7         --       (0.2)        --
                                                       -----      -----      -----      -----      -----      -----
Sub-total...........................................     1.5        3.9        4.8        1.2        0.2        1.5
Curtailment and settlement (gain) loss..............     1.0       (5.3)        --        0.4         --         --
                                                       -----      -----      -----      -----      -----      -----
Net periodic pension cost (benefit).................   $ 2.5      $(1.4)     $ 4.8      $ 1.6      $ 0.2      $ 1.5
                                                       =====      =====      =====      =====      =====      =====

POSTRETIREMENT PLANS--U.S. PLANS                        2001       2000       1999
--------------------------------                      --------   --------   --------
Service cost........................................   $ 0.2      $ 0.2      $ 0.2
Interest cost.......................................     1.0        1.0        0.9
Net amortization and deferral.......................    (0.4)      (0.4)      (0.3)
                                                       -----      -----      -----
Net periodic postretirement benefit cost............   $ 0.8      $ 0.8      $ 0.8
                                                       =====      =====      =====

    The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2001 and 2000, were:

                                                     DEFINED BENEFIT RETIREMENT PLANS
                                                 -----------------------------------------     POSTRETIREMENT
                                                     U.S. PLANS          EUROPEAN PLANS             PLANS
                                                 -------------------   -------------------   -------------------
                                                   2001       2000       2001       2000       2001       2000
                                                 --------   --------   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation--beginning of year........   $ 24.1     $ 21.4     $49.8      $45.0      $ 14.2     $ 13.0
  Service cost.................................      0.6        3.0       2.4        2.4         0.2        0.2
  Interest cost................................      1.8        1.8       2.9        2.5         1.0        1.0
  Plan participants' contributions.............       --         --       0.7        0.5         0.1        0.1
  Amendments...................................      1.8         --        --         --          --         --
  Actuarial loss...............................      3.6        4.3       2.4        4.0         0.2        1.0
  Benefits paid................................     (1.9)      (2.0)     (0.8)      (0.8)       (1.0)      (1.1)
  Curtailment and settlement (gain) loss.......     (2.3)      (5.3)      0.4         --        (0.5)        --
  Foreign exchange translation.................       --         --      (1.5)      (3.3)         --         --
  Other........................................       --        0.9        --       (0.5)         --         --
                                                  ------     ------     -----      -----      ------     ------
Benefit obligation--end of year................   $ 27.7     $ 24.1     $56.3      $49.8      $ 14.2     $ 14.2
                                                  ------     ------     -----      -----      ------     ------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets--beginning of
    year.......................................     14.7       13.6      60.4       66.2          --         --
  Actual return on plan assets.................     (0.5)      (0.6)     (8.3)      (1.7)         --         --
  Employer contributions.......................      2.2        3.8       1.2        1.3         0.9        1.0
  Plan participants' contributions.............       --         --       0.7        0.5         0.1        0.1
  Benefits paid................................     (1.9)      (2.0)     (0.8)      (0.8)       (1.0)      (1.1)
  Foreign exchange translation.................       --         --      (1.7)      (4.9)         --         --
  Other........................................       --       (0.1)      0.4       (0.2)         --         --
                                                  ------     ------     -----      -----      ------     ------
Fair value of plan assets--end of year.........   $ 14.5     $ 14.7     $51.9      $60.4      $   --     $   --
                                                  ------     ------     -----      -----      ------     ------
RECONCILIATION OF FUNDED STATUS TO NET AMOUNT
  RECOGNIZED:
Funded (unfunded) status.......................    (13.2)      (9.4)     (4.4)      10.6       (14.2)     (14.2)
  Unrecognized actuarial loss (gain)...........      6.1        3.5      13.0       (1.6)        0.9        0.6
  Unrecognized prior service cost..............      1.9        0.8        --         --        (5.2)      (5.0)
                                                  ------     ------     -----      -----      ------     ------
Net amount recognized..........................   $ (5.2)    $ (5.1)    $ 8.6      $ 9.0      $(18.5)    $(18.6)
                                                  ------     ------     -----      -----      ------     ------
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
  SHEETS:
  Prepaid benefit costs........................       --         --       8.6        9.0          --         --
  Intangible asset.............................      1.5         --        --         --          --         --
  Accrued benefit liability....................    (13.4)     (10.1)       --         --       (18.5)     (18.6)
  Accumulated other comprehensive income.......      6.7        5.0        --         --          --         --
                                                  ------     ------     -----      -----      ------     ------
Net amount recognized..........................   $ (5.2)    $ (5.1)    $ 8.6      $ 9.0      $(18.5)    $(18.6)
                                                  ======     ======     =====      =====      ======     ======

    The total accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets was $23.1 and $22.9 as of December 31, 2001 and 2000, respectively. A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." Offsetting amounts were recorded in "intangible assets" to the extent of unrecognized prior service costs, with the remainder recorded in "accumulated other comprehensive income." Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans' active participants. Assets for the defined benefit pension plans generally consist of publicly traded securities, bonds and cash investments.

    As of December 31, 2001 and 2000, the prepaid benefit cost was included in "other assets" in the accompanying consolidated balance sheets. For the same periods, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in "accrued compensation and benefits" and "other non-current liabilities," respectively, in the accompanying consolidated balance sheets.

    Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2001, 2000 and 1999 were as follows:

                                                         2001                  2000                  1999
                                                  -------------------   -------------------   -------------------
U.S. defined benefit retirement plans:
  Discount rates................................                 7.3%                  7.5%                  8.0%
  Rate of increase in compensation..............                 4.5%                  4.5%                  4.5%
  Expected long-term rate of return on plan
    assets......................................                 9.0%                  9.0%                  9.0%

European defined benefit retirement plans:
  Discount rates................................          5.8% - 6.0%           5.8% - 6.0%           5.8% - 6.0%
  Rates of increase in compensation.............          2.5% - 4.0%           2.5% - 4.0%           2.0% - 4.0%
  Expected long-term rates of return on plan
    assets......................................          5.8% - 7.0%           6.5% - 7.0%           6.5% - 7.0%

Postretirement benefit plans:
  Discount rates................................          7.0% - 7.3%           7.0% - 7.5%           7.0% - 8.0%
                                                  ===================   ===================   ===================

    For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits is assumed to be approximately 7.0% for medical and 5.0% for dental and vision for 2002. The medical rates are assumed to gradually decline to 5.7% by 2006, whereas dental and vision rates are assumed to remain constant at 5.0%.

    The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend on the total of service and interest cost components, and on the postretirement benefit obligation.

                                                                2001       2000
                                                              --------   --------
One-percentage-point increase:
  Effect on total service and interest cost components......   $ 0.1      $ 0.1
  Effect on postretirement benefit obligation...............     1.1        0.9

One-percentage-point decrease:
  Effect on total service and interest cost components......   $(0.1)     $(0.1)
  Effect on postretirement benefit obligation...............    (0.9)      (0.8)

NOTE 12--INCOME TAXES

    Income (loss) before income taxes and the provision for (benefit from) income taxes, for the years ended December 31, 2001, 2000, and 1999, were:

                                                        2001       2000       1999
                                                      --------   --------   --------
Income (loss) before income taxes:
  U.S...............................................  $(409.2)    $22.4      $(47.5)
  International.....................................     28.2      52.6        42.5
                                                      -------     -----      ------
Total income (loss) before income taxes.............  $(381.0)    $75.0      $ (5.0)
                                                      -------     -----      ------
Provision for (benefit from) income taxes:
Current:
  U.S...............................................  $    --     $  --      $ (0.8)
  International.....................................     12.9      17.7        14.9
                                                      -------     -----      ------
Current provision for income taxes..................     12.9      17.7        14.1
                                                      -------     -----      ------
Deferred:
  U.S...............................................     30.7       9.0       (17.1)
  International.....................................     (3.1)     (0.4)        1.3
                                                      -------     -----      ------
Deferred provision for (benefit from) income
  taxes.............................................     27.6       8.6       (15.8)
                                                      -------     -----      ------
Total provision for (benefit from) income taxes.....  $  40.5     $26.3      $ (1.7)
                                                      =======     =====      ======

    A reconciliation of the provision for (benefit from) income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the years ended December 31, 2001, 2000, and 1999, is as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Provision for (benefit from) taxes at U.S. federal
  statutory rate.....................................  $(133.4)    $26.3      $(1.8)
U.S. state taxes, less federal tax benefit...........       --       0.3       (1.1)
Impact of different international tax rates,
  permanent differences and other....................     (3.1)     (0.2)       1.5
Valuation allowance..................................    177.0      (0.1)      (0.3)
                                                       -------     -----      -----
Total provision for (benefit from) income taxes......  $  40.5     $26.3      $(1.7)
                                                       =======     =====      =====

    The Company has made no U.S. income tax provision for approximately $134.1 of undistributed earnings of international subsidiaries as of December 31, 2001. Such earnings are considered to be permanently reinvested.

DEFERRED INCOME TAXES

    Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2001 and 2000, were:

                                                               2001       2000
                                                             --------   --------
Net operating loss carryforwards...........................  $  70.0     $ 43.0
Reserves and other, net....................................     47.4       30.5
Accelerated depreciation...................................    (23.5)     (24.8)
Accelerated amortization...................................     92.3      (10.4)
Valuation allowance........................................   (181.7)      (6.2)
                                                             -------     ------
Net deferred tax asset.....................................  $   4.5     $ 32.1
                                                             =======     ======

    Since 1999, the Company has generated taxable income in Europe offset by net operating loss ("NOL") carryforwards in the United States. The Company's U.S. operations have generated such losses, in part, because most of the Company's interest expense and goodwill amortization are serviced in the United States. Through the first quarter of 2001, the Company recognized the benefit of these NOL carryforwards by increasing the deferred tax asset carried on its balance sheet.

    During the second quarter of 2001, the Company began to experience a sharp decline in revenues from its electronics market. As a result, the Company reevaulated its ability to continue to recognize a benefit for U.S. net operating losses generated, and determined to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to the currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. Due to the effect of significant events that have occurred since such time, including the delay in anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments on certain long-lived assets recognized in the fourth quarter of 2001, the Company has reduced its estimates for future U.S. taxable income during the carryforward period. As such, the Company has established a full valuation allowance of $181.7 on its U.S. deferred tax assets, which resulted in a tax provision of $32.6 in the fourth quarter of 2001 to record a valuation allowance on previously reported tax assets.

    Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized. The realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable U.S. income during the carry-forward period improve.

NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 2001, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $194.6 and $5.3, respectively. The U.S. NOL carryforwards, which are available to offset future taxable income, expire at various dates through the year 2020. As a result of a change in ownership that occurred in connection with the purchase of 14.5 shares of Hexcel common stock by the "investor group" in 2000, the Company has a limitation on the utilization of $36.5 of U.S. NOL carryforwards subject to an annual limitation of $22.7.

NOTE 13--STOCKHOLDERS' EQUITY

COMMON STOCK OUTSTANDING

                                                              2001       2000       1999
                                                            --------   --------   --------
                                                                  (NUMBER OF SHARES)
Common stock:
  Balance, beginning of year..............................    38.0       37.4       37.2
  Activity under stock plans..............................     1.4        0.6        0.2
                                                              ----       ----       ----
Balance, end of year......................................    39.4       38.0       37.4
                                                              ----       ----       ----
Treasury stock:
  Balance, beginning of year..............................     0.9        0.8        0.8
  Repurchased.............................................     0.3        0.1         --
                                                              ----       ----       ----
Balance, end of year......................................     1.2        0.9        0.8
                                                              ----       ----       ----
Common stock outstanding..................................    38.2       37.1       36.6
                                                              ====       ====       ====

STOCK-BASED INCENTIVE PLANS

    Hexcel has various stock option and management incentive plans for eligible employees, officers, and directors. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances. In 2000, the aggregate number of shares of stock issuable under these plans was increased from 7.4 to 9.1.

    As of December 31, 2001, 2000, and 1999, Hexcel had outstanding a total of 0.2, 0.7, and 0.3 of performance accelerated restricted stock units ("PARS"), respectively. PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period. In 2001, 2000, and 1999, 0.1, 0.6 and 0.1 PARS were granted, respectively, 0.1, 0.7, and 0.1 PARS vested, respectively, and 0.6, 0.2 and 0.3 PARS were converted into shares of Hexcel common stock, respectively. In addition, the Company's Chief Executive Officer received approximately 0.1 shares of restricted stock in connection with his hiring in July 2001. Approximately $2.0 of compensation expense was recognized in 2001 with respect to the PARS and the Chief Executive Officer's restricted stock, and approximately $4.5 and $0.5 of compensation expense was recognized in 2000 and 1999, respectively, with respect to the PARS. In 2000, $2.4 of PARS compensation expense was recognized due to accelerated vesting as a result of the attainment of certain financial and other performance targets as well as the change in control event. Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant.

    Stock option data for the three years ended December 31, 2001, 2000, and 1999, was:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Options outstanding as of January 1, 1999..........     5.1           $12.05
Options granted....................................     1.0           $ 6.57
Options expired or canceled........................    (0.2)          $11.81
                                                       ----           ------
Options outstanding as of December 31, 1999........     5.9           $11.18
Options granted....................................     1.6           $ 9.23
Options exercised..................................    (0.3)          $ 6.52
Options expired or canceled........................    (0.5)          $11.85
                                                       ----           ------
Options outstanding as of December 31, 2000........     6.7           $10.56
Options granted....................................     1.3           $10.17
Options exercised..................................    (0.2)          $ 6.02
Options expired or canceled........................    (0.4)          $10.72
                                                       ----           ------
Options outstanding as of December 31, 2001........     7.4           $10.62
                                                       ====           ======

    As previously discussed in Note 10, approximately 1.3 of stock options, with exercise prices ranging from $2.41 to $29.63 per share, and having a weighted average exercise price of $8.99 per share, became vested as a result of the change in control event in 2000. The total number of options exercisable as of December 31, 2001, 2000 and 1999 were 5.4, 3.9 and 2.1, respectively, at a weighted average exercise price per share of $10.70, $10.80 and $12.02, respectively.

    The following table summarizes information about stock options outstanding as of December 31, 2001:

                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          ----------------------------------------   ----------------------
                                           WEIGHTED       WEIGHTED                 WEIGHTED
                           NUMBER OF        AVERAGE       AVERAGE     NUMBER OF    EXERCISE
RANGE OF                    OPTIONS        REMAINING      EXERCISE     OPTIONS     AVERAGE
EXERCISE PRICES           OUTSTANDING   LIFE (IN YEARS)    PRICE     EXERCISABLE    PRICE
---------------           -----------   ---------------   --------   -----------   --------
$ 2.87 -  6.36..........      1.3             5.58         $ 5.55        1.1        $ 5.53
$ 6.37 - 10.50..........      2.4             7.52         $ 9.78        1.0        $ 9.08
$10.51 - 11.88..........      0.9             5.09         $11.14        0.7        $11.17
$11.89 - 12.11..........      1.7             5.21         $12.00        1.5        $12.00
$12.12 - 29.63..........      1.1             4.33         $15.42        1.1        $15.37
$ 2.87 - 29.63..........      7.4             5.86         $10.62        5.4        $10.70

EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

    Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5. During 2001, 2000 and 1999, an aggregate total of approximately 0.2 shares of common stock were issued under the ESPP.

PRO FORMA DISCLOSURES

    The Company has elected to continue to follow APB Opinion No. 25 for accounting for its stock-based incentive plans. Had compensation expense for the Company's stock option plans been determined as prescribed by FAS 123, pro forma net income (loss) and related per share amounts would have been as follows:

                                                        2001       2000       1999
                                                      --------   --------   --------
Net income (loss):
  As reported.......................................  $(433.7)    $54.2      $(23.3)
  Pro forma.........................................  $(437.6)    $48.9      $(25.8)
Basic net income (loss) per share:
  As reported.......................................  $(11.54)    $1.47      $(0.64)
  Pro forma.........................................  $(11.64)    $1.33      $(0.71)
Diluted net income (loss) per share:
  As reported.......................................  $(11.54)    $1.32      $(0.64)
  Pro forma.........................................  $(11.64)    $1.21      $(0.71)

    The weighted average fair value of options granted, as determined by the Black-Scholes pricing model, during 2001, 2000 and 1999 was $4.87, $4.48 and $3.20, respectively. The following ranges of assumptions were used in the Black-Scholes pricing models for options granted in 2001, 2000 and 1999: risk-free interest of 4.4% to 6.5%; estimated volatility of 40% to 69%; dividend yield of 0.0%; and an expected life of 4 to 5 years.

NOTE 14--NET INCOME (LOSS) PER SHARE

    Computations of basic and diluted net income (loss) per share for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
NET INCOME (LOSS):
Income (loss) before extraordinary item.....................  $(431.0)    $54.2      $(23.3)
Extraordinary loss on early retirement of debt..............     (2.7)       --          --
                                                              -------     -----      ------
  Net income (loss).........................................   (433.7)     54.2       (23.3)
Effect of dilutive securities:
Convertible subordinated notes, due 2003....................       --       5.1          --
Convertible subordinated debentures, due 2011...............       --       1.1          --
                                                              -------     -----      ------
  Adjusted net income (loss) for diluted purposes...........  $(433.7)    $60.4      $(23.3)
                                                              =======     =====      ======
BASIC NET INCOME (LOSS) PER SHARE:
Weighted average common shares outstanding..................     37.6      36.8        36.4
Income (loss) before extraordinary item per share...........  $(11.47)    $1.47      $(0.64)
Extraordinary loss per share................................    (0.07)       --          --
                                                              -------     -----      ------
Basic net income (loss) per share...........................  $(11.54)    $1.47      $(0.64)
                                                              =======     =====      ======
DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average common shares outstanding..................     37.6      36.8        36.4
Effect of dilutive securities:
  Stock options.............................................       --       0.8          --
  Convertible subordinated notes, due 2003..................       --       7.2          --
  Convertible subordinated debentures, due 2011.............       --       0.9          --
                                                              -------     -----      ------
Diluted weighted average common shares outstanding..........     37.6      45.7        36.4
                                                              -------     -----      ------
Income (loss) before extraordinary item per share...........  $(11.47)    $1.32      $(0.64)
Extraordinary loss per share................................    (0.07)       --          --
                                                              -------     -----      ------
Diluted net income (loss) per share.........................  $(11.54)    $1.32      $(0.64)
                                                              =======     =====      ======

    The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and all of the stock options were excluded from the 2001 and 1999 computation of diluted net loss per share, as they were antidilutive. Approximately 4.5 stock options were excluded from the 2000 calculation of diluted net income per share as their exercise price was higher than the Company's average stock price. The exercise price for these stock options ranged from approximately $9.19 to $29.63 per share, with the weighted average price being approximately $12.55 per share.

NOTE 15--DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE CAP AGREEMENT

    The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. The agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at December 31, 2001 and 2000, along with hedge ineffectiveness for the year ended December 31, 2001, were not material.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

    A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. During 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $83.9 at December 31, 2001. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the year ended December 31, 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive loss" was a net loss of $5.9. Approximately $1.2 of the other comprehensive losses are expected to be reclassified into earnings in fiscal 2002 as the hedged sales are recorded.

NOTE 16--COMMITMENTS AND CONTINGENCIES

    Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company's opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

    Pursuant to the New Jersey Environmental Responsibility and Clean-Up Act, Hexcel signed an administrative consent order and a later Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The Company's estimate of the remaining cost to satisfy this consent order is accrued in the accompanying consolidated balance sheets. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

    Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company's Kent, Washington site by the U.S. Environmental Protection Agency. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated on December 22, 1998; however, the other party disputes this determination. The Company's estimate of the remaining costs associated with the cleanup of this site is accrued in the accompanying consolidated balance sheets.

    At its Livermore, California facility, Hexcel has received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District. Hexcel is investigating the issues and is cooperating with the District.

OTHER PROCEEDINGS

    Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. It appears that Toho Tenax Co. Ltd., one of its subsidiaries and one of its employees have been indicted for obstruction of justice. No other indictments have been issued in the case to date. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

    In 1999, Hexcel was joined in a purported class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The Court has issued a tentative ruling to certify the class, but no final ruling has been issued. If the tentative ruling becomes final, discovery is expected to continue to proceed. The Company is not in a position to predict the outcome, but believes that the lawsuit is without merit as to the Company.

    In addition, spawned by the class action lawsuit described in the preceding paragraph, the Company has been joined as a party in numerous purported class actions in California. These actions also allege antitrust violations and are brought on behalf of purchasers located in California who directly purchased carbon fiber products. The Company is not in a position to predict the outcome, but believes that the lawsuits are without merit as to the Company.

    On May 10, 1999, the Company filed a complaint against Hercules, Inc., seeking recovery of certain disputed items relating to the 1996 purchase by Hexcel of the Hercules Composite Products Division. On June 1, 2001, Hexcel was awarded a judgment in the amount of $7.3, plus interest for a total of $10.2; interest on the judgment continues to accrue. Hercules appealed the judgment and delivered a bond to secure collection of the judgment. In the first quarter of 2002, the judgment was upheld, but the judgment has not become final. Hexcel strongly believes that the judgment will become final.

LETTERS OF CREDIT

    Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. The Company had $19.4 and $7.3 letters of credit outstanding at December 31, 2001 and 2000, respectively, of which $11.1 was issued in support of a loan to the Company's BHA Aero joint venture in 2001.

LOAN GUARANTEES

    Hexcel is contingently liable to pay DIC up to $2.3 with respect to DHL's bank debt (see Note 7).

NOTE 17--SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2001, 2000 and 1999, consist of the following:

                                                           2001       2000       1999
                                                         --------   --------   --------
Cash paid for:
  Interest.............................................   $62.0      $63.3      $59.1
  Taxes................................................   $20.4      $11.5      $17.7
                                                          -----      -----      -----
Non-cash items:
  Common stock issued under incentive plans............   $ 6.6      $ 4.2      $ 0.7
                                                          -----      -----      -----

NOTE 18--SEGMENT INFORMATION

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

    ENGINEERED PRODUCTS: This segment manufactures and sells a range of lightweight, high-strength composite structures primarily to the commercial aerospace and space and defense markets. As discussed in Note 2, the Engineered Products business segment includes the results of the Bellingham aircraft interiors business, up to the date of its disposal on April 26, 2000. This business manufactured and sold composite interiors to the aircraft refurbishment market.

    The financial results for Hexcel's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates performance based on operating income before business consolidation and restructuring expenses, impairment of goodwill and other purchased intangibles, and compensation expenses associated with the former CEO's retirement ("adjusted operating income"), and generally accounts for intersegment sales based on arm's-length prices. Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments. Accounting principles used in the segment information are generally the same as those used for the consolidated financial statements.

    The following table presents financial information on the Company's business segments as of December 31, 2001, 2000 and 1999, and for the years then ended:

                                               REINFORCEMENT   COMPOSITE   ENGINEERED    CORPORATE/
                                                 PRODUCTS      MATERIALS    PRODUCTS    ELIMINATIONS    TOTAL
                                               -------------   ---------   ----------   ------------   --------
Third-Party Sales
  2001.......................................      $276.8       $607.7       $124.9        $    --     $1,009.4
  2000.......................................       359.2        567.0        129.5             --      1,055.7
  1999.......................................       330.9        605.9        214.7             --      1,151.5
                                                   ------       ------       ------        -------     --------
Intersegment sales
  2001.......................................      $104.7       $  7.9       $   --        $(112.6)    $     --
  2000.......................................        97.5          7.1           --         (104.6)          --
  1999.......................................       111.0          9.0           --         (120.0)          --
                                                   ------       ------       ------        -------     --------
Adjusted operating income
  2001.......................................      $ 14.9       $ 69.8       $  2.4        $ (31.1)    $   56.0
  2000.......................................        46.2         68.5          6.0          (34.4)        86.3
  1999.......................................        33.7         68.0         22.4          (35.1)        89.0
                                                   ------       ------       ------        -------     --------
Depreciation & amortization
  2001.......................................      $ 37.8       $ 20.3       $  3.0        $   2.1     $   63.2
  2000.......................................        34.1         18.5          3.3            2.8         58.7
  1999.......................................        34.4         20.3          3.5            3.1         61.3
                                                   ------       ------       ------        -------     --------
Equity in earnings (losses) of and
  write-downs of an invesment in affiliated
  companies
  2001.......................................      $ (6.5)      $   --       $ (3.0)       $    --     $   (9.5)
  2000.......................................         5.9           --         (0.4)            --          5.5
  1999.......................................       (20.0)          --           --             --        (20.0)
                                                   ------       ------       ------        -------     --------
Business consolidation and restructuring
  expenses
  2001.......................................      $ 19.3       $ 24.0       $  5.7        $   9.4     $   58.4
  2000.......................................        (1.4)        10.9          1.4             --         10.9
  1999.......................................         6.7          9.7          1.6            2.1         20.1
                                                   ------       ------       ------        -------     --------
Business consolidation and restructuring
  payments
  2001.......................................      $  2.8       $  7.5       $  0.1        $   1.6     $   12.0
  2000.......................................         2.2          7.2          1.9            0.5         11.8
  1999.......................................         2.7          3.0          0.3            3.5          9.5
                                                   ------       ------       ------        -------     --------
Segment assets
  2001.......................................      $363.2       $342.4       $ 84.9        $  (1.1)    $  789.4
  2000.......................................       704.6        377.7         84.2           44.9      1,211.4
  1999.......................................       712.5        359.3        115.4           74.7      1,261.9
                                                   ------       ------       ------        -------     --------
Investments in affiliated companies
  2001.......................................      $ 47.3       $  0.1       $  9.5        $    --     $   56.9
  2000.......................................        59.6           --         12.5             --         72.1
  1999.......................................        54.0           --          4.7             --         58.7
                                                   ------       ------       ------        -------     --------
Capital expenditures
  2001.......................................      $ 19.3       $ 17.9       $  0.6        $   1.0     $   38.8
  2000.......................................        15.6         21.2          1.1            1.7         39.6
  1999.......................................        14.0         16.1          5.0            0.5         35.6
                                                   ------       ------       ------        -------     --------

    A reconciliation of the totals reported for adjusted operating income to consolidated operating income (loss) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Total adjusted operating income.............................  $  56.0     $86.3      $89.0
Consolidated business consolidation and restructuring
  expenses..................................................    (58.4)    (10.9)     (20.1)
Impairment of goodwill and other purchased intangibles......   (309.1)       --         --
Compensation expense associated with the former CEO's
  retirement................................................     (4.7)       --         --
                                                              -------     -----      -----
Consolidated operating income (loss)........................  $(316.2)    $75.4      $68.9
                                                              =======     =====      =====

GEOGRAPHIC DATA

    Sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2001, 2000 and 1999:

                                                           2001       2000       1999
                                                         --------   --------   --------
Net sales to external customers:
United States..........................................  $  595.1   $  650.7   $  744.1
                                                         --------   --------   --------
International
  France...............................................     166.8      164.6      168.1
  United Kingdom.......................................      71.5       75.0       76.4
  Other................................................     176.0      165.4      162.9
                                                         --------   --------   --------
Total international....................................     414.3      405.0      407.4
                                                         --------   --------   --------
Total consolidated net sales...........................  $1,009.4   $1,055.7   $1,151.5
                                                         --------   --------   --------
Long-lived assets:
United States..........................................  $  387.7   $  746.6   $  793.5
                                                         --------   --------   --------
International
  France...............................................      31.8       35.1       36.6
  United Kingdom.......................................      37.0       46.0       44.0
  Other................................................      32.8       28.1       22.8
                                                         --------   --------   --------
Total international....................................     101.6      109.2      103.4
                                                         --------   --------   --------
Total consolidated long-lived assets...................  $  489.3   $  855.8   $  896.9
                                                         ========   ========   ========

    Net sales are attributed to geographic areas based on the location in which the sale originated. U.S. net sales include U.S. exports to non-affiliates of $72.6, $47.7 and $91.4, for the years ended December 31, 2001, 2000 and 1999, respectively, of which, $12.1 and $32.7 for the years ended December 31, 2000 and 1999, respectively, were sales attributable to the Bellingham aircraft interiors business. Long-lived assets primarily consist of property, plant and equipment, intangibles, investments in affiliated companies and other assets, less long-term deferred tax assets.

SIGNIFICANT CUSTOMERS

    To the extent that the end application of net sales can be identified, The Boeing Company and its subcontractors accounted for approximately 23%, 20% and 27% of 2001, 2000 and 1999 net sales, respectively. Similarly, EADS, including Airbus and its subcontractors accounted for approximately 16%, 13% and 11% of 2001, 2000 and 1999 net sales, respectively.

NOTE 19--COMPREHENSIVE INCOME

    Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity that that are not reflected in the Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of December 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                              --------   --------
Currency translation adjustments............................   $(27.1)    $(15.0)
Minimum pension obligations.................................     (6.7)      (5.0)
Net unrealized loss on financial instruments................     (5.9)        --
                                                               ------     ------
Accumulated other comprehensive loss........................   $(39.7)    $(20.0)
                                                               ======     ======

NOTE 20--EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

    An extraordinary loss of $2.7 was recorded in 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% convertible subordinated notes, due 2003 and the redemption of the entire principal amount of $25.0 of the Company's outstanding increasing rate senior subordinated note, due 2003. There was no tax benefit recognized on the extraordinary loss because of limitations on the Company's ability to realize the tax benefits.

NOTE 21--NON-RECURRING EXPENSES

    In connection with the retirement of the former Chief Executive Officer, the Company recorded compensation expenses of $4.7 in 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment. These expenses are included in "selling, general and administrative expenses" in the consolidated statement of operations.

NOTE 22--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the years ended December 31, 2001 and 2000, were:

                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
2001
Net sales..................................................   $276.2     $253.5     $240.6    $ 239.1
Gross margin...............................................     60.1       51.7       43.8       35.2
Business consolidation and restructuring expenses..........      1.1        1.8        4.4       51.1
Impairment of goodwill and other purchased intangibles.....       --         --         --      309.1
Operating income (loss)(a).................................     22.6       11.4        7.2     (357.4)
Income (loss) before extraordinary item....................      5.5       (9.5)     (12.8)    (414.2)
Extraordinary (gain) loss on early retirement of debt......       --        3.1         --       (0.4)
Net income (loss)(a).......................................      5.5      (12.6)     (12.8)    (413.8)
                                                              ------     ------     ------    -------
Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary item................   $ 0.15     $(0.26)    $(0.34)   $(10.89)
    Extraordinary (gain) loss on early retirement of
      debt.................................................       --      (0.08)        --       0.01
                                                              ------     ------     ------    -------
      Net income (loss)....................................   $ 0.15     $(0.34)    $(0.34)   $(10.88)
                                                              ------     ------     ------    -------
  Diluted:
    Income (loss) before extraordinary item................   $ 0.15     $(0.26)    $(0.34)   $(10.89)
    Extraordinary (gain) loss on early retirement of
      debt.................................................       --      (0.08)        --       0.01
                                                              ------     ------     ------    -------
      Net income (loss)....................................   $ 0.15     $(0.34)    $(0.34)   $(10.88)
                                                              ------     ------     ------    -------
Market price:
  High.....................................................   $12.40     $12.99     $12.69    $  4.06
  Low......................................................   $ 8.76     $ 8.90     $ 3.96    $  1.98

2000
Net sales..................................................   $279.8     $271.6     $247.4    $ 256.9
Gross margin...............................................     62.2       60.5       51.7       57.0
Business consolidation and restructuring expenses..........      1.2         --        3.3        6.4
Operating income...........................................     21.8       24.1       13.4       16.1
Gain on sale of Bellingham aircraft interiors
  Business(b)..............................................       --       68.3         --         --
Net income.................................................      2.6       50.4        0.2        1.0
                                                              ------     ------     ------    -------
Net income per share:
  Basic....................................................   $ 0.07     $ 1.38     $ 0.00    $  0.03
  Diluted..................................................   $ 0.07     $ 1.14     $ 0.00    $  0.03
                                                              ------     ------     ------    -------
Market price:
  High.....................................................   $ 6.25     $ 9.94     $15.44    $ 13.56
  Low......................................................   $ 4.75     $ 5.00     $ 9.38    $  8.56
                                                              ------     ------     ------    -------

------------------------

(a) Operating and net loss for the second quarter of 2001 include compensation expenses of $4.7 in connection with the retirement of the former Chief Executive Officer (see Note 21).

(b) As discussed in Note 2, the Bellingham aircraft interiors business was sold on April 26, 2000, resulting in an after-tax gain of approximately $44.3, or $0.97 per diluted share.

    Hexcel has not declared or paid cash dividends per common stock during the periods presented.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Hexcel Corporation:

    Our audits of the consolidated financial statements referred to in our report dated January 25, 2002 appearing in this Annual Report on Form 10-K to Stockholders of Hexcel Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 25, 2002

                                                                     SCHEDULE II

                      HEXCEL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE
                                                        AT        CHARGED                    BALANCE
                                                     BEGINNING   (CREDITED)   DEDUCTIONS    AT END OF
                                                      OF YEAR    TO EXPENSE    AND OTHER      YEAR
                                                     ---------   ----------   -----------   ---------
                                                                      (IN MILLIONS)
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts..................    $7.1        $  1.3        $(0.6)      $  7.8
  Valuation allowance for deferred tax asset.......     6.2         177.0         (1.5)       181.7

YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts..................    $6.0        $  0.6        $ 0.5       $  7.1
  Valuation allowance for deferred tax asset.......     6.4          (0.1)        (0.1)         6.2

YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts..................    $6.8        $  0.7        $(1.5)      $  6.0
  Valuation allowance for deferred tax asset.......     7.3          (0.3)        (0.6)         6.4