Form 10-Q
period 2002-03-31
HEXCEL CORP /DE/
filed 2002-05-14
CIK 717605

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

                                       or

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File Number 1-8472
                            -------------------------

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
       Registrant's telephone number, including area code: (203) 969-0666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----   -----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AT MAY 9, 2002
      COMMON STOCK                                  38,372,226

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE
PART I.     FINANCIAL INFORMATION

 ITEM 1.    Condensed Consolidated Financial Statements

              -   Condensed Consolidated Balance Sheets --
                  March 31, 2002 and December 31, 2001                                       2

              -   Condensed Consolidated Statements of
                  Operations -- The Quarters Ended
                  March 31, 2002 and 2001                                                    3

              -   Condensed Consolidated Statements of
                  Cash Flows -- The Quarters Ended
                  March 31, 2002 and 2001                                                    4

              -   Notes to Condensed Consolidated
                  Financial Statements                                                       5

 ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           12

 ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                      22

PART II.    OTHER INFORMATION

 ITEM 1.    Legal Proceedings                                                               24

 ITEM 6.    Exhibits and Reports on Form 8-K                                                24

SIGNATURE                                                                                   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                UNAUDITED
                                                                            ------------------------------------
                                                                                  MARCH 31,        DECEMBER 31,
(IN MILLIONS)                                                                         2002                2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                        $    3.7             $  11.6
  Accounts receivable, net                                                           138.2               140.5
  Inventories                                                                        132.0               131.7
  Prepaid expenses and other assets                                                    4.3                 4.4
----------------------------------------------------------------------------------------------------------------
  Total current assets                                                               278.2               288.2

Property, plant and equipment                                                        614.8               617.0
Less accumulated depreciation                                                       (296.9)             (287.8)
----------------------------------------------------------------------------------------------------------------
 Net property, plant and equipment                                                   317.9               329.2

Goodwill, net                                                                         72.2                72.4
Investments in affiliated companies                                                   52.5                56.9
Other assets                                                                          41.7                42.7
----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $  762.5             $ 789.4
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current maturities of capital lease obligations                $   17.3             $  17.4
 Accounts payable                                                                     63.4                58.6
 Accrued liabilities                                                                 104.2               131.7
----------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                           184.9               207.7

Long-term notes payable and capital lease obligations                                674.1               668.5
Other non-current liabilities                                                         50.3                45.8
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    909.3               922.0

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized, no shares
 issued or outstanding at March 31, 2002 and at December 31, 2001                        -                   -
Common stock, $0.01 par value, 100.0 shares authorized, shares
 issued of 39.6 at March 31, 2002 and 39.4 at December 31, 2001                        0.4                 0.4
Additional paid-in capital                                                           288.1               287.7
Accumulated deficit                                                                 (377.1)             (367.9)
Accumulated other comprehensive loss                                                 (45.0)              (39.7)
----------------------------------------------------------------------------------------------------------------
                                                                                    (133.6)             (119.5)
Less - Treasury stock, at cost, 1.2 shares at March 31, 2002 and
  at December 31, 2001                                                               (13.2)              (13.1)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          (146.8)             (132.6)
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $  762.5             $ 789.4
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                UNAUDITED
                                                                     ----------------------------
                                                                         QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                       2002            2001
-------------------------------------------------------------------------------------------------
Net sales                                                               $ 222.1         $ 276.2
Cost of sales                                                             182.5           216.1
-------------------------------------------------------------------------------------------------
 Gross margin                                                              39.6            60.1

Selling, general and administrative expenses                               21.6            31.7
Research and technology expenses                                            4.0             4.7
Business consolidation and restructuring expenses                           0.7             1.1
-------------------------------------------------------------------------------------------------
 Operating income                                                          13.3            22.6

Interest expense                                                           17.6            16.3
-------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                         (4.3)            6.3
Provision for income taxes                                                  2.5             2.2
-------------------------------------------------------------------------------------------------
 Income (loss) before equity in earnings                                   (6.8)            4.1
Equity in earnings (losses) of affiliated companies                        (2.4)            1.4
-------------------------------------------------------------------------------------------------
 Net income (loss)                                                      $  (9.2)        $   5.5
=================================================================================================

Net income (loss) per share:
 Basic                                                                   $(0.24)        $  0.15
 Diluted                                                                 $(0.24)        $  0.15

Weighted average shares:
 Basic                                                                     38.2            37.2
 Diluted                                                                   38.2            38.1
=================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       UNAUDITED
                                                                               ---------------------------
                                                                                 QUARTER ENDED MARCH 31,
(IN MILLIONS)                                                                      2002             2001
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $   (9.2)        $   5.5
  Reconciliation to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                  11.8            15.2
    Deferred income taxes                                                           0.2            (3.6)
    Business consolidation and restructuring expenses                               0.7             1.1
    Business consolidation and restructuring payments                              (9.4)           (1.4)
    Equity in (earnings) losses of affiliated companies                             2.4            (1.4)
    Working capital changes and other                                              (7.6)          (12.0)
----------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities                            (11.1)            3.4
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (1.8)          (10.6)
----------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                           (1.8)          (10.6)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit facilities, net                                              8.2            15.5
  Repayments of long-term debt and capital lease obligations, net                  (1.9)           (8.1)
  Activity under stock plans                                                        0.1             0.1
----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                         6.4             7.5
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                       (1.4)            1.8
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (7.9)            2.1
Cash and cash equivalents at beginning of quarter                                  11.6             5.1
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                                    $    3.7         $   7.2
==========================================================================================================

SUPPLEMENTAL DATA:
  Cash interest paid                                                           $   25.6         $  25.2
  Cash taxes paid                                                              $    1.0         $   1.9
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries ("Hexcel" or "the Company") in accordance with accounting principles generally accepted in the United States of America, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2002 and the results of operations and cash flows for the quarters ended March 31, 2002 and 2001. The condensed consolidated balance sheet of the Company as of December 31, 2001 was derived from the audited 2001 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2002 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2 - ACCOUNTING CHANGES

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations subsequent to June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption, goodwill is tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. There was no impairment of goodwill upon adoption of FAS 142.

     Net income (loss) and net income (loss) per share for the quarters ended March 31, 2002 and 2001, adjusted to exclude amortization expense, net of tax at an effective rate of 35%, are as follows:

                                                                      QUARTER ENDED MARCH 31,
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                 2002            2001
------------------------------------------------------------------------------------------------
 NET INCOME (LOSS):
  Net income (loss)                                                  $  (9.2)         $    5.5
  Goodwill amortization                                                    -               2.1
------------------------------------------------------------------------------------------------
 Adjusted net income (loss)                                          $  (9.2)         $    7.6
------------------------------------------------------------------------------------------------

 BASIC NET INCOME (LOSS) PER SHARE:
  Net income (loss)                                                  $ (0.24)         $   0.15
  Goodwill amortization                                                    -              0.06
------------------------------------------------------------------------------------------------
 Adjusted basic net income (loss) per share                          $ (0.24)         $   0.21
------------------------------------------------------------------------------------------------

 DILUTED NET INCOME (LOSS) PER SHARE:
  Net income (loss)                                                  $ (0.24)         $   0.15
  Goodwill amortization                                                    -              0.05
------------------------------------------------------------------------------------------------
 Adjusted diluted net income (loss) per share                        $ (0.24)         $   0.20
================================================================================================

     The gross carrying amount and accumulated amortization of goodwill for the Company's segments as of March 31, 2002 and December 31, 2001, are as follows:

                                          MARCH 31, 2002                     DECEMBER 31, 2001
(IN MILLIONS)                    GROSS CARRYING      ACCUMULATED      GROSS CARRYING     ACCUMULATED
                                     AMOUNT          AMORTIZATION         AMOUNT         AMORTIZATION
--------------------------------------------------------------------------------------------------------
Reinforcements                      $     69.6         $   29.7          $     69.6        $      29.7
Composites                                27.7             12.0                27.9               12.0
Structures                                23.5              6.9                23.5                6.9
--------------------------------------------------------------------------------------------------------
Goodwill                            $    120.8         $   48.6          $    121.0        $      48.6
========================================================================================================

     No goodwill or other purchased intangibles were acquired during the quarters ended March 31, 2002 and 2001. Amortization expense was $2.3 million in Reinforcements, $0.6 million in Composites and $0.3 million in Structures for the quarter ended March 31, 2001.

NOTE 3 -- INVENTORIES

(IN MILLIONS)                                                              3/31/02          12/31/01
-------------------------------------------------------------------------------------------------------
Raw materials                                                            $     59.7       $    59.1
Work in progress                                                               36.5            35.2
Finished goods                                                                 35.8            37.4
-------------------------------------------------------------------------------------------------------
Total inventories                                                        $    132.0       $   131.7
=======================================================================================================

NOTE 4 -- BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

     During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production in both 2002 and 2003 and due to the continued depressed business conditions in the electronics market. The program includes company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. The Company continued the implementation of this program during the first quarter of 2002, further reducing its workforce by 582, or over 10%, to 4,794 employees. The Company expects to further reduce that number to less than 4,500 by the end of 2002.

     Business consolidation and restructuring liabilities as of March 31, 2002 and December 31, 2001, and activity for the quarter ended March 31, 2002, consisted of the following:

                                                       EMPLOYEE       FACILITY &
(IN MILLIONS)                                          SEVERANCE      EQUIPMENT         TOTAL
---------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                        $     30.5      $      2.9      $     33.4
Business consolidation and restructuring expenses               -             0.7             0.7
Cash expenditures                                            (8.5)           (0.9)           (9.4)
Currency translation adjustment                              (0.1)              -            (0.1)
---------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2002                           $     21.9      $      2.7      $     24.6
===================================================================================================

     For the quarter ended March 31, 2002, the Company recognized $0.7 million of business consolidation and restructuring expenses for equipment relocation and re-qualification costs that are expensed as incurred. These costs related both to the planned closure of the Lancaster, Ohio prepreg manufacturing facility, as well as, actions associated with the restructuring program announced in the fourth quarter of 2001. The Company recognized $1.1 million of business consolidation expenses relating to plant closure actions during the quarter ended March 31, 2001.

NOTE 5 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

(IN MILLIONS)                                                                      3/31/02         12/31/01
-------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                          $    241.4       $    233.9
European credit and overdraft facilities                                               3.2              3.5
9.75% Senior subordinated notes, due 2009 (net of unamortized discount
 of $1.3 as of March 31, 2002 and $1.4 as of December 31, 2001)                      338.7            338.6
7.0% Convertible subordinated notes, due 2003                                         46.9             46.9
7.0% Convertible subordinated debentures, due 2011                                    24.5             24.5
Various notes payable                                                                    -              0.1
-------------------------------------------------------------------------------------------------------------
Total notes payable                                                                  654.7            647.5
Capital lease obligations                                                             36.7             38.4
-------------------------------------------------------------------------------------------------------------
 Total notes payable and capital lease obligations                              $    691.4       $    685.9
=============================================================================================================

Notes payable and current maturities of long-term liabilities                   $     17.3       $     17.4
Long-term notes payable and capital lease obligations, less current maturities       674.1            668.5
-------------------------------------------------------------------------------------------------------------
 Total notes payable and capital lease obligations                              $    691.4       $    685.9
=============================================================================================================

SENIOR CREDIT FACILITY

     Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $336.6 million as of March 31, 2002, subject to certain limitations. These commitments consisted of funded term loans of $116.6 million and revolving credit and overdraft facilities of $220.0 million. As of March 31, 2002, drawings under the revolving credit facility were $124.8 million, while undrawn commitments under the revolving credit and overdraft facilities were $65.2 million. In addition, the Company may issue letters of credit up to a value of $30.0 million under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of March 31, 2002, letters of credit issued under the facility approximated $20.5 million, of which $11.1 million supports a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $57.7 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel and the bank syndicate entered into an amendment to the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 million to $220.0 million, with a further reduction to $212.0 million on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 million on June 30, 2002. The revised covenants were derived from the Company's financial projections plus a moderate cushion for unanticipated events. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At March 31, 2002, the Company was in compliance with all covenants. Included in interest expense in the first quarter of 2002 were $1.7 million of fees and expenses incurred in connection with the bank amendment.

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

NOTE 6 -- NET INCOME (LOSS) PER SHARE

                                                                  QUARTER ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                 2002             2001
--------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE:
 Net income (loss)                                               $    (9.2)      $     5.5
 Weighted average common shares outstanding                           38.2            37.2

Basic net income (loss) per share                                $   (0.24)      $    0.15
============================================================================================

DILUTED NET INCOME (LOSS) PER SHARE:
 Net income (loss)                                               $    (9.2)      $     5.5

 Weighted average common shares outstanding                           38.2            37.2
 Effect of dilutive securities - stock options                           -             0.9
--------------------------------------------------------------------------------------------
 Diluted weighted average common shares outstanding                   38.2            38.1

Diluted net income (loss) per share                              $   (0.24)      $    0.15
============================================================================================

     The convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were excluded from the first quarter of 2002 and 2001 computations of diluted net income (loss) per share, as they were antidilutive. All stock options were excluded from the quarter ended March 31, 2002 calculation of diluted net income (loss) per share due to their anti-dilutive impact, while approximately 3.9 million stock options were excluded from the quarter ended March 31, 2001 computation as their exercise price was higher than the Company's average stock price. The exercise price for these stock options ranged from $11.00 to $29.63 per share, with the weighted average price being $12.87 per share.

NOTE 7 -- COMPREHENSIVE INCOME

     Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive loss for the quarters ended March 31, 2002 and 2001 were as follows:

                                                        QUARTER ENDED MARCH 31,
 (IN MILLIONS)                                              2002           2001
----------------------------------------------------------------------------------
 Net income (loss)                                     $   (9.2)       $    5.5
 Currency translation adjustment                           (5.0)          (10.3)
 Net unrealized loss on financial instruments              (0.3)           (4.9)
----------------------------------------------------------------------------------
 Comprehensive loss                                    $  (14.5)       $   (9.7)
==================================================================================

NOTE 8 -- DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE CAP AGREEMENT

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. The agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at March 31, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters ended March 31, 2002 and 2001, were not material.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $78.0 million at March 31, 2002 and $83.9 million at December 31, 2001. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarters ended March 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized as a component of "accumulated other comprehensive loss" was a net loss of $6.2 million and $4.9 million, respectively. Over the next twelve months, approximately $1.6 million of accumulated other comprehensive losses are expected to be reclassified into earnings as the hedged sales are recorded.

NOTE 9 -- SEGMENT INFORMATION

     The financial results for Hexcel's business segments are prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates the performance of its operating segments based on income before business consolidation and restructuring expenses, interest, taxes and equity in earnings (losses) of affiliated companies (referred to as "Adjusted operating income"), and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

     As part of the Company's restructuring plan announced in the fourth quarter of 2001, effective January 1, 2002, management responsibility for the Company's carbon fiber product line was transferred to the Composite Materials business segment. As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcement Products segment to the Composite Materials segment. The Company also changed the names of its business segments. Beginning with the first quarter of 2001, the Company's three business segments will be known as Reinforcements, Composites and Structures, rather than Reinforcement Products, Composite Materials and Engineered Products. Results for the quarter ended March 31, 2001 have been restated for comparative purposes. The Company will provide quarterly financial data for the year 2001 and annual financial data for the years 2001 and 2000, in each case restated as if the Company's business segment reporting had been reorganized at the beginning of each period, as an Exhibit to a Form 8-K, to be filed shortly.

     Financial information for the Company's segments for the quarters ended March 31, 2002 and 2001, is as follows:

                                                                     UNAUDITED
                                 ------------------------------------------------------------------------------
                                                                                      CORPORATE
(IN MILLIONS)                       REINFORCEMENTS      COMPOSITES     STRUCTURES      & OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2002
---------------------------------------------------------------------------------------------------------------
 Net sales to external customers        $      62.0      $    131.7    $      28.4     $       -   $     222.1
 Intersegment sales                            18.2             4.7              -             -          22.9
--------------------------------------------------------------------------------------------------------------
  Total sales                                  80.2           136.4           28.4             -         245.0

 Adjusted operating income                      3.8            15.5            0.9          (6.2)         14.0
 Depreciation and amortization                  4.0             7.1            0.7             -          11.8
 Business consolidation and
  restructuring expenses                        0.3             0.4              -             -           0.7
 Capital expenditures                           0.5             1.3              -             -           1.8
---------------------------------------------------------------------------------------------------------------

FIRST QUARTER 2001
---------------------------------------------------------------------------------------------------------------
 Net sales to external customers        $      75.8      $    170.8    $      29.6     $       -   $     276.2
 Intersegment sales                            25.7             6.7              -             -          32.4
---------------------------------------------------------------------------------------------------------------
  Total sales                                 101.5           177.5           29.6             -         308.6

 Adjusted operating income                      8.7            23.5            0.3          (8.8)         23.7
 Depreciation and amortization                  6.6             7.3            1.0           0.3          15.2
 Business consolidation and
  restructuring expenses                        0.1             1.0              -             -           1.1
 Capital expenditures                           5.9             4.2            0.2           0.3          10.6
===============================================================================================================

     Adjusted operating income has been presented to provide a measure of Hexcel's operating performance that is commonly used by investors and financial analysts to analyze and compare companies. Adjusted operating income may not be comparable to similarly titled financial measures of other companies. Adjusted operating income does not represent an alternative measure of the Company's cash flows or operating income, and should not be considered in isolation or as a substitute for measures of performance presented in accordance with accounting principles generally accepted in the United States of America.

     A reconciliation of consolidated operating income to adjusted operating income for the quarters ended March 31, 2002 and 2001 is as follows:

                                                          QUARTER ENDED MARCH 31,
                                                          -----------------------
(IN MILLIONS)                                                2002            2001
----------------------------------------------------------------------------------
Consolidated operating income                            $   13.3      $     22.6
 Business consolidation and restructuring expenses            0.7             1.1
----------------------------------------------------------------------------------
ADJUSTED OPERATING INCOME                                $   14.0      $     23.7
==================================================================================

NOTE 10 - TAXES

     The Company's tax provision of $2.5 million in the first quarter of 2002 was for taxes on European income, and reflects the impact of the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses. The Company will continue to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability.

     The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarter ended March 31, 2002 are as follows:

                                                                 QUARTER ENDED
                                                                 MARCH 31, 2002
                                                                 --------------
                                                        U.S.       EUROPE         TOTAL
                                                        ----       ------         -----
Income (loss) before income taxes                  $   (11.2)    $   6.9      $   (4.3)
Provision for income taxes                               0.1         2.4           2.5
                                                   ------------------------------------

Income (loss) before equity in earnings            $   (11.3)    $   4.5      $   (6.8)
                                                   ====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

                                                            QUARTER ENDED MARCH 31,
                                                        -------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                            2002            2001
---------------------------------------------------------------------------------------
  Net sales                                                 $  222.1        $  276.2
  Gross margin %                                                17.8%           21.8%
  Adjusted operating income (a)                             $   14.0        $   23.7
  Adjusted operating income % (a)                                6.3%            8.6%
  Adjusted EBITDA (b)                                       $   25.8        $   38.9
  Provision for income taxes (c)                            $    2.5        $    2.2
  Equity in earnings (losses) of affiliated companies       $   (2.4)       $    1.4
  Net income (loss)                                         $   (9.2)       $    5.5
  Diluted net income (loss) per share                       $  (0.24)       $   0.15
=======================================================================================

(a) Excludes business consolidation and restructuring expenses. As of January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill.

(b) Excludes business consolidation and restructuring expenses, interest, taxes, depreciation, amortization, and equity in earnings (losses) of affiliated companies.

(c) Commencing in the second quarter of 2001, the provision for income taxes reflects taxes on European income and the impact of the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses.

Adjusted EBITDA and Adjusted operating income are not based on accounting principles generally accepted in the United States of America, but are presented to explain the impact of certain items and to provide a measure of the Company's operating performance in a way that is commonly used by investors and financial analysts to analyze and compare companies. In addition, Adjusted EBITDA is used in the calculation of financial covenants under the Company's Senior Credit Facility. These measures may not be comparable to similarly titled financial measures of other companies, do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     NET SALES: Net sales of $222.1 million for the first quarter of 2002 were 19.6% lower than the first quarter of 2001 net sales of $276.2 million, reflecting a sharp reduction in sales to both the commercial aerospace and electronics markets. Net sales to the commercial aerospace market declined as build rates of commercial aircraft were reduced due to a decrease in end demand from commercial airlines. Net sales to the electronics market were lower compared to the levels achieved in the first quarter of 2001 as demand for the Company's lightweight fiberglass fabric substrates used in the fabrication of printed wiring boards declined. The Company first saw the sharp decline in demand from its electronics customers in the latter part of the first quarter of 2001. The reduction in sales to these markets was partially offset by continued growth in revenues to space and defense and industrial markets. Had the same U.S. dollar, British pound and Euro exchange rates applied in the first quarter of 2002 as in the first quarter of 2001, net sales for the first quarter of 2002 would have been $3.5 million higher, or $225.6 million.

     The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2002 and 2001, respectively:

                                                            UNAUDITED
                           -------------------------------------------------------------------------------
                              COMMERCIAL       SPACE &
(IN MILLIONS)                  AEROSPACE        DEFENSE     ELECTRONICS     INDUSTRIAL         TOTAL
----------------------------------------------------------------------------------------------------------
FIRST QUARTER 2002
 Reinforcements               $    12.4       $      -      $     16.5     $     33.1       $     62.0
 Composites                        64.3           33.5               -           33.9            131.7
 Structures                        24.7            3.7               -              -             28.4
----------------------------------------------------------------------------------------------------------
  Total                       $   101.4       $   37.2      $     16.5     $     67.0       $    222.1
                                     46%            17%              7%            30%             100%
----------------------------------------------------------------------------------------------------------
FIRST QUARTER 2001 (a)
 Reinforcements               $    14.7       $      -      $     34.7     $     26.4       $     75.8
 Composites                       104.1           31.8               -           34.9            170.8
 Structures                        26.0            3.6               -              -             29.6
----------------------------------------------------------------------------------------------------------
  Total                       $   144.8       $   35.4      $     34.7     $     61.3       $    276.2
                                     52%            13%             13%            22%             100%
----------------------------------------------------------------------------------------------------------

(a) The 2001 amounts have been reclassified for comparative purposes, and reflect the change in reporting segments made by the Company effective January 1, 2002. See Note 9 to the accompanying condensed consolidated financial statements.

     Commercial aerospace net sales declined 30.0% to $101.4 million for the first quarter of 2002, as compared to net sales of $144.8 million for the first quarter of 2001. This decline in comparable first quarter sales reflects lower aircraft build rates at Airbus and Boeing. Boeing expects to meet its projections to deliver approximately 380 aircraft in 2002, while Airbus anticipates 2002 deliveries to be slightly lower than the 325 aircraft delivered in 2001. Both Boeing and Airbus anticipate further reductions in deliveries in 2003. This guidance suggests that combined Boeing and Airbus commercial aircraft deliveries in 2002 will be about 20% lower than in 2001. In addition, Boeing, Airbus and their subcontractors are working to consume excess supply chain inventories as production is reduced. While the anticipated increase in deliveries of regional aircraft manufacturers is no longer likely, recent statements suggest that they will deliver a similar number of aircraft as they did in 2001. The impact of these changes on the Company will be influenced by two additional factors: (a) the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's products than narrow body aircraft and newly designed aircraft use more than older generations, and (b) the speed by which the aircraft manufacturers reduce their production to the new demand levels and, thereby, the effect of reduced aircraft production on the inventory supply chain. Reflecting the forgoing, the Company anticipates that commercial aerospace revenues will decline approximately 25-30% in 2002 compared to 2001.

     Space and defense net sales for the first quarter of 2002 increased 5.1% to $37.2 million, from first quarter 2001 net sales of $35.4 million. Sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Forecasts by both the United States and European defense departments support this outlook. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits the Company obtains from these programs tend to vary quarter to quarter and will depend upon which ones are funded and the extent of such funding. Of particular note, the production of the V-22 (Osprey) in 2002 is projected to be lower than 2001 as modifications are made to the aircraft. Production is projected to increase again in 2003 but will depend on the progress made on modifications and program funding. The timing of these changes in rate may influence the rate and timing of growth in the Company's sales to its space and defense market.

     Electronics net sales were $16.5 million in the first quarter of 2002, a decrease of 52.4% from net sales of $34.7 million in the comparable 2001 quarter. This decline reflects the impact of a severe industry downturn and inventory correction in the global electronics industry that impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. The Company first saw the impact of this downturn in its U.S. operations in the latter part of the first quarter of 2001. With higher revenues than the fourth quarter of 2001 and the benefit of cost reductions, this market recorded a small but positive Adjusted EBITDA for the quarter, having been at a loss or breakeven in the prior two quarters. Electronics revenues increased sequentially on a quarterly basis for the first time in three quarters; however, there is still no evidence of a substantial recovery in this industry. In addition, import quotas limiting Asian imports of fiberglass fabrics into the United States expired at the end of 2001 and the migration of lower layer count printed wiring board production from the U.S. to Asia has continued. Given the length and complexity of the supply chain, the Company has little visibility as to when and to what extent demand may recover, or the status of any inventory correction process in the industry supply chain.

     Industrial net sales increased 9.3% to $67.0 million for the first quarter of 2002 from $61.3 million for the first quarter of 2001. The increase reflects sales growth in several applications, especially reinforcement fabrics used in ballistic and architectural applications and composite materials for wind turbine rotor blades and automotive applications. Absent a significant deterioration in the general macroeconomic environment, Hexcel expects its sales to wind energy and automotive markets to continue to grow in 2002, driven by growing demand for low-cost sources of renewable energy and regulations providing for improved automobile safety.

     GROSS MARGIN: Gross margin for the first quarter of 2002 was $39.6 million, or 17.8% of net sales, compared to gross margin of $60.1 million, or 21.8% of net sales, for the first quarter of 2001. The decline in gross margin reflects the year-on-year sales declines in the commercial aerospace and electronics markets offset, in part, by the favorable impact of lower cash fixed costs primarily generated from our previously announced restructuring programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses were $21.6 million, or 9.7% of net sales, for the first quarter of 2002, compared with $31.7 million, or 11.5% of net sales, for the first quarter of 2001. The decrease reflects lower corporate expenses, the impact of initiatives to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets, and the impact of the adoption of FAS 142 on goodwill amortization (see Note 2 to the accompanying condensed consolidated financial statements). Goodwill amortization in the first quarter of 2001 was $3.2 million.

     RESEARCH AND TECHNOLOGY EXPENSES: Research and technology expenses for the first quarter of 2002 were $4.0 million, or 1.8% of net sales, compared with $4.7 million, or 1.7% of net sales, for the first quarter of 2001.

     OPERATING INCOME: Operating income was $13.3 million, or 6.0% of net sales, in the first quarter of 2002, compared with $22.6 million, or 8.2% of net sales, in the first quarter of 2001. Excluding business consolidation and restructuring expenses, adjusted operating income for the first quarter of 2002 was $14.0 million, or 6.3% of net sales, versus $23.7 million, or 8.6% of net sales, for the first quarter of 2001. The $9.7 million aggregate decline in operating income, excluding business consolidation expenses, reflects the year-on-year decrease in gross margin of $20.5 million offset, in part, by reductions in selling, general and administrative ("SG&A") expenses and research and technology expenses. Business consolidation and restructuring expenses totaled $0.7 million and $1.1 million for the first quarters of 2002 and 2001, respectively.

     INTEREST EXPENSE: Interest expense was $17.6 million for the first quarter of 2002, compared to $16.3 million for the first quarter of 2001. Included in interest expense in the first quarter of 2002 were $1.7 million of fees and expenses incurred in connection with the bank amendment. Excluding these fees and expenses, interest expense declined $0.4 million due to lower weighted average interest rates on the Company's Senior Credit Facility resulting from the progressive reductions in LIBOR.

     TAXES: The Company's tax provision of $2.5 million in the first quarter of 2002 was for taxes on European income, and reflects the impact of the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses. The Company will continue to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability. (Refer to Note 10 to the accompanying condensed consolidated financial statements.)

     EQUITY IN EARNINGS (LOSSES) OF AFFILIATED COMPANIES: Equity in losses of affiliated companies for the first quarter of 2002 was $2.4 million, reflecting the on-going impact of the electronics market decline on the Company's Asian electronics joint venture and start-up losses associated with the Structures joint ventures in China and Malaysia. This compares with equity in earnings of affiliated companies of $1.4 million for the first quarter of 2001, as the Company's Asian electronics joint venture had yet to experience the electronics industry downturn and the Structures joint ventures in China and Malaysia were at an early point in their start-up.

     BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS: On November 7, 2001, Hexcel announced a restructuring program to both reduce its cash fixed costs by 20%, or $60 million, and to reduce direct employment in line with customer orders. These actions were required to size the Company's cost structure to its changed business environment. Cash fixed costs for the first quarter of 2002 were $17.9 million lower than the first quarter of 2001. During the first quarter of 2002, the Company further reduced its workforce by 582, or over 10%, to 4,794 employees. The aggregate cash payments made in conjunction with this restructuring program and prior restructuring initiatives were $9.4 million during the first quarter of 2002, with the remaining estimated restructuring cash payments of approximately $25.0 million to be made over the next three quarters. There were no significant changes to the restructuring program during the quarter.

EBITDA, ADJUSTED EBITDA, AND ADJUSTED OPERATING INCOME

     EBITDA, Adjusted EBITDA, and Adjusted operating income are not based on accounting principles generally accepted in the United States of America, but are presented to explain the impact of certain items and to provide a measure of the Company's operating performance in a way that is commonly used by investors and financial analysts to analyze and compare companies. In addition, Adjusted EBITDA is used in the calculation of financial covenants under the Company's Senior Credit Facility. These measures may not be comparable to similarly titled financial measures of other companies, do not represent alternative measures of the Company's cash flows or operating income, and should not be considered in isolation or as substitutes for measures of performance presented in accordance with generally accepted accounting principles.

     A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA and a reconciliation of operating income to Adjusted operating income for the quarters ended March 31, 2002 and 2001 are as follows:

                                                                      QUARTER ENDED MARCH 31,
(IN MILLIONS)                                                             2002           2001
-----------------------------------------------------------------------------------------------
Net income (loss)                                                     $   (9.2)     $    5.5
 Interest expense                                                         17.6          16.3
 Provision for income taxes                                                2.5           2.2
 Depreciation and amortization expense                                    11.8          15.2
 Equity in (earnings) losses of affiliated companies                       2.4          (1.4)
-----------------------------------------------------------------------------------------------
EBITDA                                                                $   25.1      $   37.8

 Business consolidation and restructuring expenses                         0.7           1.1
-----------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                                       $   25.8      $   38.9
===============================================================================================

Operating income                                                      $   13.3      $   22.6
 Business consolidation and restructuring expenses                         0.7           1.1
-----------------------------------------------------------------------------------------------
ADJUSTED OPERATING INCOME                                             $   14.0      $   23.7
===============================================================================================

FINANCIAL CONDITION

     LIQUIDITY: As of March 31, 2002, the Company's total debt, net of cash, was $687.7 million, an increase of $13.4 million from $674.3 million as of December 31, 2001. The increase in net debt is after $9.4 million in cash business consolidation and restructuring payments, and a non-recurring payment to the estate of the former chief executive officer relating to deferred compensation and retirement benefits. Cash business consolidation and restructuring payments to be made over the next three quarters are estimated to approximate $25.0 million.

     As of March 31, 2002, the Company had cash and cash equivalents of $3.7 million and available undrawn commitments under its Senior Credit Facility of $65.2 million. During 2002, the Company is reducing its cash fixed costs and capital expenditures from their 2001 levels, while seeking to generate cash from reductions in working capital as its revenues decline in line with commercial aircraft build rates. The Company anticipates that such actions will defray some of the cash costs of its business consolidation and restructuring programs. To the extent required, the Company will draw upon its Senior Credit Facility to fund the remaining balance of cash restructuring costs.

     CREDIT FACILITY: Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $336.6 million as of March 31, 2002, subject to certain limitations.

These commitments consisted of funded term loans of $116.6 million and revolving credit and overdraft facilities of $220.0 million. As of March 31, 2002, drawings under the revolving credit facility were $124.8 million, while undrawn commitments under the revolving credit and overdraft facilities were $65.2 million. In addition, the Company may issue letters of credit up to a value of $30.0 million under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of March 31, 2002, letters of credit issued under the facility approximated $20.5 million, of which $11.1 million supports a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Company was in compliance with the various financial covenants as of March 31, 2002. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $57.7 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel and the bank syndicate entered into an amendment to the Senior Credit Facility. The amendment provides for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 million to $220.0 million, with a further reduction to $212.0 million on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 million on June 30, 2002. As of March 31, 2002 the Company had unused borrowing availability plus cash and cash equivalents of $68.9 million. The revised covenants were derived from the Company's financial projections plus a moderate cushion for unanticipated events. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002.

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

     Given its financial leverage, the Company's future compliance with the financial covenants and other terms of the Senior Credit Facility could be compromised if its financial performance were to deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There can be no assurance that relief from financial covenants, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, or will need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to affect any such amendment on commercially reasonable terms, or at all.

     OPERATING ACTIVITIES: Net cash used for operating activities was $11.1 million in the first quarter of 2002 as compared to net cash provided by operating activities of $3.4 million in the first quarter of 2001. This decline in cash from operations was due to lower operating income, business consolidation and restructuring payments of $9.4 million and a non-recurring payment of $8.0 million to the estate of the former chief executive officer relating to accrued deferred compensation and retirement benefits. The decrease was partially offset by improvements in working capital management of accounts receivable and accounts payable.

     INVESTING ACTIVITIES: Net cash used for investing activities was $1.8 million in the first quarter of 2002 compared with $10.6 million used in the first quarter of 2001, reflecting an $8.8 million reduction in capital expenditures. The January 25, 2002 amendment to the Senior Credit Facility incorporates a planned level of capital expenditures of $25.0 million in 2002 as a limit for the year, while restricting them to $10.0 million in any one quarter of 2002. Within these limitations, the Company plans to continue its efforts toward process improvements, capacity additions for high-growth product applications, such as automotive and wind energy, and toward environmental, safety and maintenance initiatives.

     FINANCING ACTIVITIES: Net cash provided by financing activities was $6.4 million in the first quarter of 2002 and $7.5 million in the first quarter of 2001, as the Company had net borrowings from its credit facilities of $8.2 million and $15.5 million and made repayments of long-term debt and capital lease obligations of $1.9 million and $8.1 million during the quarters ended March 31, 2002 and 2001, respectively.

     FINANCIAL OBLIGATIONS AND COMMITMENTS: As of March 31, 2002, current maturities of notes payable and capital lease obligations were $17.3 million with no substantial debt repayments due until the maturity of $46.9 million convertible subordinated notes in August 2003. The Senior Credit Facility consists of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $124.8 million at March 31, 2002 are repayable in 2004. Term loan borrowings totaling $116.6 million at March 31, 2002 are repayable in installments through 2005. European credit and overdraft facilities provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility totaling $3.2 million at March 31, 2002 are primarily uncommitted facilities that are terminable at the discretion of the lenders.

     Total letters of credit issued and outstanding were $20.5 million as of March 31, 2002, of which $11.1 million was issued in support of a loan to the Company's BHA Aero Composite Parts Co., Ltd joint venture in China. While the letters of credit issued on behalf of the Company will expire under their terms in 2002, most, if not all, will be re-issued.

     Hexcel is contingently liable to pay Dainippon Ink and Chemicals, Inc ("DIC") up to $2.3 million with respect to DIC-Hexcel Limited's bank debt. DIC-Hexcel Limited, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Komatsu, Japan, produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.

     The following table summarizes the maturities of financial obligations and expiration dates of commitments for the remaining nine months of 2002 and for the years ended 2003 through 2006 and thereafter:

(IN MILLIONS)                             2002     2003      2004     2005     2006   Thereafter   TOTAL
------------------------------------------------------------------------------------------------------------
Senior Credit Facility                 $   6.2  $   8.8  $  168.7  $  57.7  $     -  $      -     $  241.4
European credit and overdraft
 facilities                                3.2        -         -        -        -         -          3.2
9.75% Senior subordinated notes              -        -         -        -        -     340.0        340.0
7.0% Convertible subordinated notes          -     46.9         -        -        -         -         46.9
7.0% Convertible subordinated
 debentures                                  -      1.8       1.8      1.8      1.8      17.3         24.5
Capital leases                             3.9      6.0       6.5      7.0     10.7       2.6         36.7
------------------------------------------------------------------------------------------------------------
 SUBTOTAL                                 13.3     63.5     177.0     66.5     12.5     359.9        692.7
Operating leases                           2.2      2.4       2.1      1.9      1.4       2.5         12.5
------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL OBLIGATIONS            $  15.5  $  65.9  $  179.1  $  68.4  $  13.9  $  362.4     $  705.2
============================================================================================================

Letters of credit                      $  20.5  $     -  $      -  $     -  $     -  $      -     $   20.5
Other commitments                            -      2.3         -        -        -         -          2.3
------------------------------------------------------------------------------------------------------------
TOTAL COMMITMENTS                      $  20.5  $   2.3  $      -  $     -  $     -  $      -     $   22.8
============================================================================================================

     The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. In addition, the Company may need to refinance or amend all or a substantial portion of its indebtedness on or before maturity. Furthermore, effective with the January 25, 2002 amendment, the Company and the bank syndicate to the Senior Credit Facility revised its financial covenants through 2002. Under the terms of the amendment, the financial covenants beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, or will need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to affect any such refinancing or amendment on commercially reasonable terms, or at all.

     For further information regarding the Company's financial resources, obligations and commitments see Note 5 to the accompanying condensed consolidated financial statements and Notes 8 and 16 to the consolidated financial statements of the 2001 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In accordance with FAS 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Impairment occurs if the carrying value of goodwill at the reporting unit level exceeds its fair value. Fair value may be determined using traditional valuation techniques including discounted cash flow analyses, market value comparables or other appropriate methods. Events or changes in circumstances, such as market conditions, could significantly impact fair values and required adjustments to recorded asset balances in the future. In addition, pursuant to FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. While the Company adopted FAS 142 as of January 1, 2002 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company, and if events and circumstances occur which may reduce the fair values of recorded assets. For the first quarter of 2001, the Company's reported results of operations reflected amortization charges of $3.2 million.

     In order to more effectively manage the medical costs of the Company, effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees. The program includes "stop loss" insurance, which caps the Company's risk at $250,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company. Included in the condensed consolidated results of operations for first quarter of 2002 is the Company's best estimate of the costs of the program based upon actuarial assumptions and the Company's claim experiences. Assumptions used in these computations will be reviewed periodically throughout the year. Any required adjustments to the expense accrual rates will be made as appropriate.

     For further information regarding the Company's critical accounting policies, refer to the Company's 2001 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. FAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, FAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will," and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs including the V-22 (Osprey) in 2002 and beyond; (d) expectations regarding the recovery of demand for electronics fabrics used in printed wiring boards, as well as future business trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2001; (h) expectations regarding the Company's actions to reduce headcount and eliminate $60.0 million of cash overhead expense; (i) estimates of the timing, expenses and cash expenditures required to complete the closure of the Lancaster, Ohio plant; (j) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (k) expectations regarding working capital trends and capital expenditures; (l) the availability and sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2002 and beyond; and (m) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Additional information regarding these factors is contained in Hexcel's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Company attempts to net individual exposures on a consolidated basis, when feasible, taking advantage of natural offsets. In addition, the Company employs an interest rate cap agreement and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading or speculative purposes.

INTEREST RATE RISKS

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate interest rate risks, the Company entered into a five-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract as of March 31, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters ended March 31, 2002 and 2001, were not material.

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

     Hexcel attempts to net individual currency positions at its various European operations on a consolidated basis, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions. Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. Such gains and losses have not been material.

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $78.0 and $83.9 at March 31, 2002 and December 31, 2001, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarters ended March 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized as a component of "accumulated other comprehensive loss" was a net loss of $6.2 and $4.9, respectively. Over the next twelve months, approximately $1.6 of accumulated other comprehensive losses are expected to be reclassified into earnings as the hedged sales are recorded.

UTILITY PRICE RISKS
     During the fourth quarter of 2000 and continuing into the first quarter of 2001, there had been unprecedented volatility in the cost and supply of energy and in natural gas prices in the United States, particularly in the western states where the Company has many of its U.S. manufacturing facilities. To minimize the exposure of further volatility in utility prices, the Company enters into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to the Company during the contract period, future volatility in the cost and supply of energy and natural gas could have an impact on the results of operations of the Company.

     For further information regarding the Company's market risks, refer to the Company's 2001 Annual Report on Form 10-K and Registration Statement on Form S-4 filed with the SEC on August 2, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 10, 1999, the Company filed a complaint against Hercules, Inc. in the Supreme Court of New York, seeking recovery of certain disputed items relating to the 1996 purchase by Hexcel of the Hercules Composite Products Division. On June 1, 2001, Hexcel was awarded a judgment in the amount of $7.3 million plus interest for a total of $10.2 million; interest on the judgment continues to accrue. Hercules appealed the judgment and delivered a bond to secure collection of the judgment. In the first quarter of 2002, the judgment was upheld by the appellate division, but the judgment has not become final. Hexcel strongly believes that the judgment will become final.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.1 Seventh Amendment and Consent, dated as of January 25, 2002, to the Second Amended and Restated Credit Agreement, dated as of September 15, 1998, among Hexcel Corporation and the Foreign Borrowers from time to time party thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed on January 28, 2002).

10.2 First Amendment to Amended and Restated Collateral Agreement dated as of January 25, 2002, to the Amended and Restated Collateral Agreement dated March 7, 2000 to the Second Amended and Restated Credit Agreement by and among Hexcel Corporation and the Foreign Borrowers from time to time parties thereto, the banks and other financial institutions from time to time parties thereto, Citibank, N.A., as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K, filed on January 28, 2002).

10.3 Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.4 Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5 Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000 and as further amended on February 27, 2002 (incorporated herein by reference to Exhibit
              10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6 Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.7 Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8 Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9 Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended on March 19, 2002 (incorporated herein by reference to Exhibit
              10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

(b) REPORTS ON FORM 8-K:

    Current Report on Form 8-K dated January 10, 2002, relating to a waiver dated as of December 31, 2001 in connection with the Company's Senior Credit Facility.

    Current Report on Form 8-K dated January 28, 2002, relating to an amendment and consent in connection with the Company's Senior Credit Facility and to the Company's fourth quarter 2001 and 2001 year-end results.

    Current Report on Form 8-K dated February 26, 2002, presenting an amortization schedule of the principal payments of the Company's indebtedness due each year through 2006 and in the aggregate thereafter.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                      Hexcel Corporation

       May 14, 2002                                   /s/ William J. Fazio
--------------------------                      --------------------------------
         (Date)                                          William J. Fazio
                                                     Corporate Controller and
                                                     Chief Accounting Officer