Form 10-Q
period 2002-06-30
HEXCEL CORP /DE/
filed 2002-08-14
CIK 717605

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                  OUTSTANDING AT AUGUST 9, 2002
                -----                  -----------------------------
             COMMON STOCK                       38,394,213

================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE

PART I.    FINANCIAL INFORMATION

 ITEM 1.   Condensed Consolidated Financial Statements

             -  Condensed Consolidated Balance Sheets--
                June 30, 2002 and December 31, 2001                                     2

             -  Condensed Consolidated Statements of
                Operations -- The Quarters and Six Months Ended
                June 30, 2002 and 2001                                                  3

             -  Condensed Consolidated Statements of
                Cash Flows -- The Six Months Ended
                June 30, 2002 and 2001                                                  4

             -  Notes to Condensed Consolidated
                Financial Statements                                                    5

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     14

 ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                  28

PART II.   OTHER INFORMATION

 ITEM 1.   Legal Proceedings                                                           30

 ITEM 4.   Submission of Matters to a Vote of Security Holders                         30

 ITEM 6.   Exhibits and Reports on Form 8-K                                            31


SIGNATURE                                                                              31

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                                                ------------------------------
                                                                                  JUNE 30,        DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                                2002               2001
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      3.9          $     11.6
 Accounts receivable, net                                                            138.7               140.5
 Inventories                                                                         133.2               131.7
 Prepaid expenses and other assets                                                     9.6                 4.4
--------------------------------------------------------------------------------------------------------------
 Total current assets                                                                285.4               288.2

Property, plant and equipment                                                        632.0               617.0
Less accumulated depreciation                                                       (312.6)             (287.8)
--------------------------------------------------------------------------------------------------------------
 Net property, plant and equipment                                                   319.4               329.2

Goodwill, net                                                                         73.8                72.4
Investments in affiliated companies                                                   47.3                56.9
Other assets                                                                          40.8                42.7
--------------------------------------------------------------------------------------------------------------

Total assets                                                                    $    766.7          $    789.4
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current maturities of capital lease obligations              $     16.5          $     17.4
 Accounts payable                                                                     60.2                58.6
 Accrued liabilities                                                                 117.5               131.7
--------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                           194.2               207.7

Long-term notes payable and capital lease obligations                                641.6               668.5
Other non-current liabilities                                                         49.1                45.8
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    884.9               922.0

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued
 or outstanding at June 30, 2002 and at December 31, 2001                                -                   -
Common stock, $0.01 par value, 100.0 shares authorized, shares issued of
 39.6 at June 30, 2002 and 39.4 at December 31, 2001                                   0.4                 0.4
Additional paid-in capital                                                           287.8               287.7
Accumulated deficit                                                                 (371.8)             (367.9)
Accumulated other comprehensive loss                                                 (21.4)              (39.7)
--------------------------------------------------------------------------------------------------------------
                                                                                    (105.0)             (119.5)
Less - Treasury stock, at cost, 1.2 shares at June 30, 2002 and at
  December 31, 2001                                                                  (13.2)              (13.1)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          (118.2)             (132.6)
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $    766.7          $    789.4
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED
                                                            -----------------------------------------------------
                                                            QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)                            2002          2001            2002           2001
-----------------------------------------------------------------------------------------------------------------
Net sales                                                   $  221.2      $  253.5        $  443.3       $  529.7
Cost of sales                                                  176.4         201.8           358.9          417.9
-----------------------------------------------------------------------------------------------------------------
 Gross margin                                                   44.8          51.7            84.4          111.8

Selling, general and administrative expenses                    22.0          33.7            43.6           65.4
Research and technology expenses                                 3.2           4.8             7.2            9.5
Business consolidation and restructuring expenses                0.1           1.8             0.8            2.9
-----------------------------------------------------------------------------------------------------------------
 Operating income                                               19.5          11.4            32.8           34.0
Litigation gain                                                  9.8             -             9.8              -
Interest expense                                                15.3          17.3            32.9           33.6
Loss on early retirement of debt                                   -           3.1               -            3.1
-----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                              14.0          (9.0)            9.7           (2.7)
Provision for income taxes                                       3.1           3.8             5.6            6.0
-----------------------------------------------------------------------------------------------------------------
 Income (loss) before equity in earnings                        10.9         (12.8)            4.1           (8.7)
Equity in earnings (losses) of and write-down of an
  investment in affiliated companies                            (5.6)          0.2            (8.0)           1.6
-----------------------------------------------------------------------------------------------------------------
 Net income (loss)                                          $    5.3      $  (12.6)       $   (3.9)      $   (7.1)
=================================================================================================================

Net income (loss) per share:
 Basic                                                      $   0.14      $  (0.34)       $  (0.10)      $  (0.19)
 Diluted                                                    $   0.14      $  (0.34)       $  (0.10)      $  (0.19)

Weighted average shares:
 Basic                                                          38.4          37.4            38.4           37.3
 Diluted                                                        39.1          37.4            38.4           37.3
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=================================================================================================================
                                                                                               UNAUDITED
                                                                                        -------------------------
                                                                                        SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                                                               2002             2001
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                               $   (3.9)        $   (7.1)
 Reconciliation to net cash provided by (used for) operating activities:
  Depreciation and amortization                                                             23.5             30.7
  Deferred income taxes                                                                      0.1             (3.3)
  Business consolidation and restructuring expenses                                          0.8              2.9
  Business consolidation and restructuring payments                                        (14.8)            (3.8)
  Equity in (earnings) losses of and write-down of an investment in affiliated
   companies                                                                                 8.0             (1.6)
  Loss on early retirement of debt                                                             -              0.7
  Working capital changes and other                                                         12.0            (32.1)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) operating activities                                       25.7            (13.6)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                       (5.2)           (21.9)
 Other                                                                                       0.8             (0.3)
-----------------------------------------------------------------------------------------------------------------
 Net cash used for investing activities                                                     (4.4)           (22.2)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (repayments) of credit facilities, net                                           (26.0)            40.9
 Repayments of long-term debt and capital lease obligations, net                            (4.4)            (2.2)
 Debt issuance costs                                                                           -             (3.5)
 Activity under stock plans                                                                  0.1              0.7
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) financing activities                                      (30.3)            35.9
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 1.3              1.1
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (7.7)             1.2
Cash and cash equivalents at beginning of period                                            11.6              5.1
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $    3.9         $    6.3
=================================================================================================================

SUPPLEMENTAL DATA:
 Cash interest paid                                                                     $   30.5         $   37.4
 Cash taxes paid, net of refunds                                                        $   (0.5)        $    7.9
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or "the Company") in accordance with accounting principles generally accepted in the United States of America, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2002 and the results of operations for the quarters and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The condensed consolidated balance sheet of the Company as of December 31, 2001 was derived from the audited 2001 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2002 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2 -- ACCOUNTING CHANGES

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations subsequent to June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption, goodwill is tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption. There was no impairment of goodwill upon adoption of FAS 142.

     Net income (loss) and net income (loss) per share for the quarters and six months ended June 30, 2002 and 2001, and adjusted to exclude amortization expense, net of tax, are as follows:

===========================================================================================================
                                                   QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)              2002           2001             2002           2001
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
 Net income (loss)                                 $   5.3      $   (12.6)        $   (3.9)      $     (7.1)
 Goodwill amortization, net of tax                       -            3.2                -              5.3
-----------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                         $   5.3      $    (9.4)        $   (3.9)      $     (1.8)
-----------------------------------------------------------------------------------------------------------

BASIC NET INCOME (LOSS) PER SHARE:
 Net income (loss)                                 $  0.14      $   (0.34)        $  (0.10)      $    (0.19)
 Goodwill amortization, net of tax                       -           0.09                -             0.14
-----------------------------------------------------------------------------------------------------------
Adjusted basic net income (loss) per share         $  0.14      $   (0.25)        $  (0.10)      $    (0.05)
-----------------------------------------------------------------------------------------------------------

DILUTED NET INCOME (LOSS) PER SHARE:
 Net income (loss)                                 $  0.14      $   (0.34)        $  (0.10)      $    (0.19)
 Goodwill amortization, net of tax                       -           0.09                -             0.14
-----------------------------------------------------------------------------------------------------------
Adjusted diluted net income (loss) per share       $  0.14      $   (0.25)        $  (0.10)      $    (0.05)
===========================================================================================================

     The gross carrying amount and accumulated amortization of goodwill for the Company's segments as of June 30, 2002 and December 31, 2001, are as follows:

=============================================================================================
                                  JUNE 30, 2002                      DECEMBER 31, 2001
(IN MILLIONS)            GROSS CARRYING     ACCUMULATED       GROSS CARRYING     ACCUMULATED
                             AMOUNT         AMORTIZATION          AMOUNT         AMORTIZATION
---------------------------------------------------------------------------------------------
Reinforcements               $     69.7        $    29.7          $     69.6       $     29.7
Composites                         29.8             12.6                27.9             12.0
Structures                         23.5              6.9                23.5              6.9
---------------------------------------------------------------------------------------------
Goodwill                     $    123.0        $    49.2          $    121.0       $     48.6
=============================================================================================

     No goodwill or other purchased intangibles were acquired during the quarters and six months ended June 30, 2002 and 2001. Amortization expense was $2.2 million in Reinforcements, $0.7 million in Composites and $0.3 million in Structures for the quarter ended June 30, 2001, and $4.5 million, $1.3 million and $0.6 million for the six months ended June 30, 2001, respectively.

     The Company also adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") effective January 1, 2002. Among other matters, FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt will no longer be classified as extraordinary items on the Company's statement of operations. In addition, prior period financial statements are to be reclassified to reflect the new standard. As such, the Company reclassified the $3.1 million extraordinary loss on early retirement of debt recorded in the second quarter of 2001 as a separate line item below operating income in its condensed consolidated statement of operations.

     The $3.1 million loss incurred in the second quarter of 2001 was the result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's Increasing Rate Senior Subordinated Note Due 2003 in connection with the Company's issuance of $100.0 million of 9.75% Senior Subordinated Notes Due 2009.

NOTE 3 -- INVENTORIES

---------------------------------------------------------------------
(IN MILLIONS)                                6/30/02         12/31/01
---------------------------------------------------------------------
Raw materials                               $    59.8        $   59.1
Work in progress                                 36.2            35.2
Finished goods                                   37.2            37.4
---------------------------------------------------------------------
Total inventories                           $   133.2        $  131.7
=====================================================================

NOTE 4 -- BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

     During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production in both 2002 and 2003 and due to the continued depressed business conditions in the electronics market. The program includes company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. The Company continued the implementation of this program during the first six months of 2002, further reducing its workforce by 745, or almost 15%, to 4,631 employees. The Company expects to further reduce that number to less than 4,500 by the end of 2002.

     Business consolidation and restructuring liabilities as of June 30, 2002 and December 31, 2001, and activity for the quarter and six months ended June 30, 2002, consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE        FACILITY &
(IN MILLIONS)                                             SEVERANCE        EQUIPMENT             TOTAL
--------------------------------------------------------------------------------------------------------
 BALANCE AS OF DECEMBER 31, 2001                          $    30.5        $      2.9          $    33.4
 Business consolidation and restructuring expenses                -               0.7                0.7
 Cash expenditures                                             (8.5)             (0.9)              (9.4)
 Currency translation adjustment                               (0.1)                -               (0.1)
--------------------------------------------------------------------------------------------------------
 BALANCE AS OF MARCH 31, 2002                                  21.9               2.7               24.6
 Business consolidation and restructuring expenses                -               0.1                0.1
 Cash expenditures                                             (4.6)             (0.8)              (5.4)
 Currency translation adjustment                                0.8                 -                0.8
 Other                                                            -               0.5                0.5
--------------------------------------------------------------------------------------------------------
 BALANCE AS OF JUNE 30, 2002                              $    18.1        $      2.5          $    20.6
========================================================================================================

     For the quarter and six months ended June 30, 2002, the Company recognized $0.1 million and $0.8 million, respectively, of business consolidation and restructuring expenses for equipment relocation and re-qualification costs that are expensed as incurred, net of the gain on the sale of the previously idled Cleveland, Georgia facility. These costs related both to the planned closure of the Lancaster, Ohio pre-preg manufacturing facility, as well as actions associated with the restructuring program announced during the fourth quarter of 2001. The Company recognized $1.8 million and $2.9 million of business consolidation and restructuring expenses relating to plant closure actions during the quarter and six months ended June 30, 2001, respectively.

     During the second quarter of 2002, the Company sold its previously idled Cleveland, Georgia facility for net cash proceeds of $0.9 million. The net book value of the property sold was $0.4 million, resulting in a gain on sale of $0.5 million. As the net book value of the property sold reflected a prior asset write-down in connection with the business consolidation and restructuring program announced in 1999, the gain of $0.5 million has been reported as an offset to second quarter 2002 business consolidation and restructuring expenses in the condensed consolidated statements of operations.

NOTE 5 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

-----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                        6/30/02           12/31/01
-----------------------------------------------------------------------------------------------------------------
 Senior Credit Facility                                                            $    210.1        $      233.9
 European credit and overdraft facilities                                                 2.3                 3.5
 9.75% Senior subordinated notes, due 2009 (net of unamortized discount
  of $1.3 as of June 30, 2002 and $1.4 as of December 31, 2001)                         338.7               338.6
 7.0% Convertible subordinated notes, due 2003                                           46.9                46.9
 7.0% Convertible subordinated debentures, due 2011                                      24.5                24.5
 Various notes payable                                                                      -                 0.1
-----------------------------------------------------------------------------------------------------------------
 Total notes payable                                                                    622.5               647.5
 Capital lease obligations                                                               35.6                38.4
-----------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    658.1        $      685.9
=================================================================================================================

 Notes payable and current maturities of long-term liabilities                     $     16.5        $       17.4
 Long-term notes payable and capital lease obligations, less current maturities         641.6               668.5
-----------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    658.1        $      685.9
=================================================================================================================

SENIOR CREDIT FACILITY

     Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $322.8 million as of June 30, 2002, subject to certain limitations. These commitments consisted of funded term loans of $110.8 million and revolving credit, overdraft and letter of credit facilities of $212.0 million. As of June 30, 2002, drawings under the revolving credit facility were $99.3 million, while undrawn commitments under the revolving credit and overdraft facilities were $82.7 million. In addition, the Company may issue letters of credit up to a value of $30.0 million under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of June 30, 2002, letters of credit issued under the facility approximated $24.0 million, of which $11.1 million supports a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 million to $220.0 million, with a further reduction to $212.0 million on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 million on June 30, 2002. The revised covenants were derived from the Company's financial projections plus a modest cushion. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At June 30, 2002, the Company was in compliance with all covenants. Unused borrowing capacity available under the Senior Credit Facility together with all cash and cash equivalents held by the Company at June 30, 2002 totaled $86.6 million, meeting the $30.0 million liquidity requirement as defined in the amendment to the Senior Credit Facility. Net proceeds of $11.1 million received from a successful litigation judgment were used to repay advances under the Senior Credit Facility. Furthermore, the cumulative commitments under the revolving loan facilities portion of the Senior Credit Facility were reduced by $8.0 million to $212.0 million, meeting the requirement for this reduction on or before September 30, 2002.

     In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel has granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, during the second quarter of 2002, each of a group of

Hexcel's European subsidiaries granted to the banks a security interest in its accounts receivable that secures certain local borrowings advanced to that subsidiary.

     Given its financial leverage, the Company's future compliance with the financial covenants and other terms of the Senior Credit Facility could be compromised if its financial performance were to deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There can be no assurance that relief from financial covenants, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, and will therefore probably need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to effect any such amendment on commercially reasonable terms, or at all.

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

NOTE 6 -- LITIGATION GAIN

     In the second quarter of 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million was in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

NOTE 7 -- INVESTMENTS IN AFFILIATED COMPANIES

     During the second quarter of 2002, the Company agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel Co. Ltd. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% in July 2002 and received cash proceeds of $10.0 million. The cash proceeds were received on July 15, 2002. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment of $4.0 million during the second quarter of 2002. There was no tax benefit recognized on the write-down.

NOTE 8 -- NON-RECURRING EXPENSES

     In January 2002 and in May 2001, the Company entered into amendments to the Senior Credit Facility. In connection with these amendments, included in interest expense in the six months ended June 30, 2002 and in the second quarter of 2001 are fees and expenses incurred of $1.7 million and $1.0 million, respectively.

     In connection with the retirement of the former chief executive officer, the Company recorded compensation expenses of $4.7 million in the second quarter of 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment.

NOTE 9 -- NET INCOME (LOSS) PER SHARE

-----------------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                        2002         2001            2002           2001
-----------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE:
 Net income (loss)                                          $    5.3     $   (12.6)        $  (3.9)      $   (7.1)
 Weighted average common shares outstanding                     38.4          37.4            38.4           37.3
-----------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                           $   0.14     $   (0.34)        $ (0.10)      $  (0.19)
=================================================================================================================

DILUTED NET INCOME (LOSS) PER SHARE:
 Diluted net income (loss)                                  $    5.3     $   (12.6)        $  (3.9)      $   (7.1)

 Weighted average common shares outstanding                     38.4          37.4            38.4           37.3
 Effect of dilutive securities - stock options                   0.7             -               -              -
-----------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding              39.1          37.4            38.4           37.3
-----------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                         $   0.14     $   (0.34)        $ (0.10)      $  (0.19)
=================================================================================================================

     The Company's convertible subordinated notes, due 2003, convertible subordinated debentures, due 2011, and stock options were excluded from the computations of diluted net income (loss) per share for the quarter ended June 30, 2001 and the six months ended June 30, 2002 and 2001, as they were anti-dilutive. The convertible notes and debentures were also excluded from the computation of diluted net income per share for the quarter ended June 30, 2002, as they were anti-dilutive.

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) for the quarters and six months ended June 30, 2002 and 2001 were as follows:

------------------------------------------------------------------------------------------------------------
                                                         QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                              2002            2001         2002          2001
------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $    5.3       $   (12.6)     $   (3.9)      $   (7.1)
Net unrealized gain (loss) on financial instruments         7.0            (3.5)          6.7           (8.4)
Currency translation adjustment                            16.6            (9.3)         11.6          (19.6)
------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      $   28.9       $   (25.4)     $   14.4       $  (35.1)
============================================================================================================

NOTE 11 -- DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE CAP AGREEMENT

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a four-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at June 30, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters and six months ended June 30, 2002 and 2001, were not material.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British Pound Sterling. To minimize this exposure, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $71.4 million at June 30, 2002 and $83.9 million at December 31, 2001. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and six months ended June 30, 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income" was a gain of $7.0 million and $6.7 million, respectively. Over the next twelve months, approximately $0.8 million of other comprehensive gains are expected to be reclassified into earnings as the hedged sales are recorded.

NOTE 12 -- SEGMENT INFORMATION

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

     As part of the Company's restructuring plan announced in the fourth quarter of 2001, effective January 1, 2002, management responsibility for the Company's carbon fiber product line was transferred to the Composite Materials business segment. As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcement Products segment to the Composite Materials segment. The Company also changed the names of its business segments. The Company's three business segments are now known as Reinforcements, Composites and Structures, rather than Reinforcement Products, Composite Materials and Engineered Products. Results for the quarter and six months ended June 30, 2001 have been restated for comparative purposes.

     Financial information for the Company's segments for the quarter and six month periods ended June 30, 2002 and 2001, is as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                       CORPORATE
(IN MILLIONS)                       REINFORCEMENTS       COMPOSITES      STRUCTURES     & OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2002
----------------------------------------------------------------------------------------------------------------
 Net sales to external customers       $     58.6        $    137.7      $   24.9      $      -      $     221.2
 Intersegment sales                          18.1               4.9             -             -             23.0
----------------------------------------------------------------------------------------------------------------
  Total sales                                76.7             142.6          24.9             -            244.2
 Adjusted operating income                    6.3              19.1           0.4          (6.2)            19.6
 Depreciation and amortization                4.0               7.0           0.7             -             11.7
 Business consolidation and
  restructuring expenses                     (0.5)              0.5           0.1             -              0.1
 Capital expenditures                         1.3               2.0           0.1             -              3.4
----------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2001
----------------------------------------------------------------------------------------------------------------
 Net sales to external customers       $     57.8        $    162.6      $   33.1      $      -      $     253.5
 Intersegment sales                          24.5               6.0             -             -             30.5
----------------------------------------------------------------------------------------------------------------
  Total sales                                82.3             168.6          33.1             -            284.0
 Adjusted operating income                    0.4              24.1           0.6          (7.2)            17.9
 Depreciation and amortization                6.6               7.7           1.0           0.2             15.5
 Business consolidation and
  restructuring expenses                      0.2               1.6             -             -              1.8
 Capital expenditures                         6.4               4.6             -           0.3             11.3
----------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------
 Net sales to external customers       $    120.6        $    269.4      $   53.3      $      -      $     443.3
 Intersegment sales                          36.3               9.6             -             -             45.9
----------------------------------------------------------------------------------------------------------------
  Total sales                               156.9             279.0          53.3             -            489.2

 Adjusted operating income                   10.1              34.6           1.3         (12.4)            33.6
 Depreciation and amortization                8.0              14.1           1.4             -             23.5
 Business consolidation and
  restructuring expenses                     (0.2)              0.9           0.1             -              0.8
 Capital expenditures                         1.8               3.3           0.1             -              5.2
----------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
----------------------------------------------------------------------------------------------------------------
 Net sales to external customers       $    133.6        $    333.4      $   62.7      $      -      $     529.7
 Intersegment sales                          50.2              12.7             -             -             62.9
----------------------------------------------------------------------------------------------------------------
  Total sales                               183.8             346.1          62.7             -            592.6

 Adjusted operating income                    9.1              47.6           0.9         (16.0)            41.6
 Depreciation and amortization               13.2              15.0           2.0           0.5             30.7
 Business consolidation and
   restructuring expenses                     0.3               2.6             -             -              2.9
 Capital expenditures                        12.3               8.8           0.2           0.6             21.9
================================================================================================================

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

     A reconciliation of consolidated operating income to adjusted operating income is as follows:

------------------------------------------------------------------------------------------------------------
                                                       QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                               2002         2001           2002           2001
------------------------------------------------------------------------------------------------------------
Consolidated operating income                            $  19.5      $  11.4         $  32.8        $  34.0
Business consolidation and restructuring expenses            0.1          1.8             0.8            2.9
Compensation expense associate with CEO's retirement           -          4.7               -            4.7
------------------------------------------------------------------------------------------------------------
Adjusted operating income                                $  19.6      $  17.9         $  33.6        $  41.6
============================================================================================================

NOTE 13 --TAXES

     The Company's tax provision for the quarter and six months ended June 30, 2002 of $3.1 million and $5.6 million, respectively, was for taxes on European income. The Company did not provide for income taxes in the United States in the second quarter of 2002 as it utilized its net operating loss carryforwards. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability.

     The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarter and six months ended June 30, 2002 are as follows:

                                                 QUARTER ENDED                            SIX MONTHS ENDED
                                                 JUNE 30, 2002                             JUNE 30, 2002
                                   ---------------------------------------   -------------------------------------
                                       U.S.        Europe       Total           U.S.          Europe       Total
                                   ----------    ---------    ---------      ---------      ---------     --------
Income (loss) before income
 taxes                             $      4.8    $     9.2    $    14.0      $    (6.4)     $    16.1     $    9.7
Provision for income taxes                0.1          3.0          3.1            0.2            5.4          5.6
                                   ---------------------------------------   -------------------------------------

Income (loss) before equity
 in earnings                       $      4.7    $     6.2    $    10.9      $    (6.6)     $    10.7     $    4.1
                                   =======================================   =====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

SECOND QUARTER RESULTS

----------------------------------------------------------------------------------------------
                                                                      QUARTER ENDED JUNE 30,
                                                                      ------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                     2002            2001
----------------------------------------------------------------------------------------------
Net sales                                                             $  221.2        $  253.5
Gross margin %                                                            20.3%           20.4%
Operating income                                                      $   19.5        $   11.4
Adjusted operating income (a)                                         $   19.6        $   17.9
Adjusted EBITDA (b)                                                   $   31.3        $   33.4
Provision for income taxes (c)                                        $    3.1        $    3.8
Litigation gain                                                       $    9.8        $      -
Equity in earnings (losses) of and write-down of an
 investment in affiliated companies                                   $   (5.6)       $    0.2
Net income (loss)                                                     $    5.3        $  (12.6)
Diluted net income (loss) per share                                   $   0.14        $  (0.34)
==============================================================================================

(a) Excludes business consolidation and restructuring expenses and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement. As of January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill. Goodwill amortization was $3.2 million in the second quarter of 2001.
(b) Excludes business consolidation and restructuring expenses, litigation gain, loss on early retirement of debt, interest, taxes depreciation, amortization, equity in earnings (losses) of and write-down of an investment in affiliated companies, and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement.
(c) Reflects the impact of ceasing to record the tax benefits from U.S. operating losses commencing in the second quarter of 2001.

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

RESULTS OF OPERATIONS

     NET SALES: Net sales of $221.2 million for the second quarter of 2002 were 12.7% lower than net sales of $253.5 million for the second quarter of 2001, reflecting a sharp reduction in sales to the commercial aerospace market and modestly lower sales in the electronics market. Net sales to the commercial aerospace market declined as build rates of commercial aircraft were reduced due to a decrease in end demand from commercial airlines. Net sales to the electronics market were modestly lower compared to the levels achieved in the second quarter of 2001 as demand for lightweight fiberglass fabric substrates used in the fabrication of printed wiring boards remained at the depressed levels seen in the prior year. The reduction in sales to these markets was partially offset by continued growth in revenues to space and defense and industrial markets. Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in the second quarter of 2002 as in the second quarter of 2001, net sales for the second quarter of 2002 would have been $3.5 million lower, or $217.7 million, reflecting the weakening of the U.S. dollar.

     The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2002 and 2001, respectively:

--------------------------------------------------------------------------------------------------------
                                                               UNAUDITED
                                ------------------------------------------------------------------------
                                COMMERCIAL        SPACE &
 (IN MILLIONS)                  AEROSPACE         DEFENSE     ELECTRONICS     INDUSTRIAL          TOTAL
--------------------------------------------------------------------------------------------------------
 SECOND QUARTER 2002
 Reinforcements                  $   13.6         $     -        $   14.5        $  30.5         $  58.6
 Composites                          67.9            34.8               -           35.0           137.7
 Structures                          20.9             4.0               -              -            24.9
--------------------------------------------------------------------------------------------------------
   Total                         $  102.4         $  38.8        $   14.5        $  65.5         $ 221.2
                                       46%             18%              6%            30%            100%
--------------------------------------------------------------------------------------------------------
 SECOND QUARTER 2001 (A)

 Reinforcements                  $   14.3         $     -        $   16.5        $  27.0         $  57.8
 Composites                          97.1            29.1               -           36.4           162.6
 Structures                          29.3             3.8               -              -            33.1
--------------------------------------------------------------------------------------------------------
   Total                         $  140.7         $  32.9        $   16.5        $  63.4         $ 253.5
                                       56%             13%              6%            25%            100%
--------------------------------------------------------------------------------------------------------

(a) The 2001 amounts have been reclassified for comparative purposes, and reflect the change in reporting segments made by the Company effective January 1, 2002. See Note 12 to the accompanying condensed consolidated financial statements.

     Commercial aerospace net sales decreased 27.2% to $102.4 million for the second quarter of 2002, as compared to net sales of $140.7 million for the second quarter of 2001. This decrease in comparable second quarter sales reflects lower build rates at Airbus and Boeing. Boeing expects to deliver approximately 370 aircraft in 2002, down from 527 in 2001, while Airbus anticipates 2002 deliveries to be slightly lower than the 325 aircraft delivered in 2001. Both Boeing and Airbus anticipate further reductions in deliveries in 2003. This guidance suggests that combined Boeing and Airbus commercial aircraft deliveries in 2002 will be about 20% lower than in 2001. In addition, Boeing, Airbus and their subcontractors are working to consume excess supply chain inventories as production is reduced. Recent statements suggest that regional aircraft manufactures will deliver a similar number of aircraft as they did in 2001. The impact of these changes on the Company will be influenced by two additional factors: (a) the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's products than narrow body aircraft and newly designed aircraft use more than older generations, and (b) the speed by which the aircraft manufacturers reduce their production to the new demand levels and, thereby, the effect of reduced aircraft production on the inventory supply chain. Reflecting the forgoing, the Company continues to anticipate that commercial aerospace revenues will decline approximately 25-30% in 2002 compared to 2001.

     Space and defense net sales for the second quarter 2002 of $38.8 million were $5.9 million, or 17.9%, higher than the second quarter of 2001 net sales of $32.9 million. Partially offsetting this increase are lower revenues from the satellite and launch vehicle markets, and the V-22 program. In general, sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Forecasts by both the United States and European defense departments support this outlook. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters scheduled to enter either full-scale production in the near future or significantly increase existing production rates. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits the Company obtains from these programs tend to vary quarter to quarter and will depend upon which ones are funded and the extent of such funding. Of particular note, the production of the V-22 (Osprey) in 2002 is projected to be lower than 2001 as modifications are made to the aircraft. A return to the prior production levels will depend on the progress made on modifications and program funding. The timing of these changes in rate may influence the rate and timing of growth in the Company's sales to its space and defense market.

     Electronics net sales were $14.5 million in the second quarter of 2002, a decrease of 12.1% from net sales of $16.5 million in the comparable 2001 quarter. This decline reflects the on-going impact of a downturn in the global electronics industry that impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. The Company first saw the impact of this downturn in its U.S. operations in the latter part of the first quarter of 2001. With the benefit of cost reductions and the stabilization of the revenue base, this market recorded a small but positive adjusted EBITDA for the second consecutive quarter, after several quarters of losses or breakeven performance. As the results of the second quarter of 2002 would indicate, there is still no evidence of a substantial recovery in this industry. In addition, import quotas limiting Asian imports of fiberglass fabrics into the United States expired at the end of 2001 and the migration of lower layer count printed wiring board production from the United States to Asia has continued. Given the length and complexity of the supply chain, the Company has little visibility as to when and to what extent demand may recover. With this lack of visibility and the seasonal impact of the European vacation period, the Company believes that electronics revenues will not substantially recover in the third quarter of 2002 and will likely be weaker than they were in the second quarter of 2002.

     Industrial net sales increased 3.3% to $65.5 million for the second quarter of 2002 from net sales of $63.4 million for the same 2001 quarter. The increase reflects higher demand for fabrics used in soft body armor and composite materials used in recreational and general industrial applications. Demand for composite materials used in wind turbine rotor blades and automotive applications showed continued strength, but experienced a slight revenue decline year-on-year as sales for these applications were seasonally high in the second quarter of 2001. In addition, sales for composite materials used in wind turbine rotor blades were negatively impacted in the quarter by a four-month delay in extending the U.S. tax credit for renewable energy. The tax credit was reinstated in April 2002 and extended retroactively for two years to December 31, 2003. Absent a significant deterioration in the general macroeconomic environment, Hexcel expects sales to soft body armor and automotive customers to grow in 2002, driven by growing demand for security and regulations providing for improved automobile safety.

     Looking forward, as has been evident in prior years, it is anticipated that the Company's revenues in the third quarter of 2002 will be seasonally lower than those reported in the second quarter of 2002. This seasonal reduction in revenues results from the summer vacation periods recognized by the Company's European customers.

     GROSS MARGIN: Gross margin for the second quarter of 2002 was $44.8 million, or 20.3% of net sales, compared to gross margin of $51.7 million, or 20.4% of net sales for the second quarter of 2001. The $6.9 million decline in gross margin reflects the year-on-year declines in revenues to commercial aerospace and electronics markets offset, in part, by the favorable impact of cash fixed costs reductions primarily generated from the previously announced restructuring programs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $22.0 million, or 10.0% of net sales, for the second quarter of 2002 compared with $33.7 million, or 13.3% of net sales, for the second quarter of 2001. Excluding compensation expenses associated with the former CEO's retirement of $4.7 million in 2001 and the impact of the adoption of FAS 142 on goodwill amortization, SG&A expenses in 2001 were $25.8 million, or 10.2% of net sales. The balance of the decrease reflects the impact of the Company's restructuring programs to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets. Goodwill amortization in the second quarter of 2001 was $3.2 million. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses for the second quarter of 2002 were $3.2 million, or 1.4% of net sales, compared with $4.8 million, or 1.9% of net sales, for the second quarter of 2001.

     OPERATING INCOME: Operating income was $19.5 million, or 8.8% of net sales, in the second quarter of 2002, compared with $11.4 million, or 4.5% of net sales, in the second quarter of 2001. Excluding business consolidation and restructuring expenses of $0.1 million and $1.8 million incurred in the second quarter of 2002 and 2001, respectively, and excluding $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, adjusted operating income was $19.6 million, or 8.9% of net sales, for the second quarter of 2002, compared with $17.9 million, or 7.1% of net sales for 2001. The $1.7 million aggregate increase in adjusted operating income reflects the reductions in SG&A and R&T expenses and the impact of the adoption of FAS 142 on goodwill amortization. Adjusted operating income in the second quarter of 2001 excluding goodwill amortization was $21.1 million, $1.6 million higher that the current quarter.

     LITIGATION GAIN: In the second quarter of 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million was in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

     INTEREST EXPENSE: Interest expense was $15.3 million for the second quarter of 2002, compared to $17.3 million for the second quarter of 2001. Interest expense for the 2001 quarter includes bank amendment fees of approximately $1.0 million related to the amendment of certain financial covenants under the Senior Credit Facility. Excluding the bank amendment fees, interest expense was $16.3 million in the second quarter of 2001. The remaining $1.0 million reduction in interest expense year-on-year reflects lower Company borrowings and lower interest rates on variable debt.

     LOSS ON EARLY RETIREMENT OF DEBT: The $3.1 million loss on early retirement of debt incurred in the second quarter of 2001 resulted from the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's outstanding Increasing Rate Senior Subordinated Note Due 2003 in connection with the Company's issuance of $100.0 million of 9.75% Senior Subordinated Notes due 2009. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     TAXES: The Company's tax provision of $3.1 million and $3.8 million in the second quarter of 2002 and 2001, respectively, was for taxes on European income. The Company did not provide for income taxes in the United States in the second quarter of 2002 as it utilized its net operating loss carryforwards. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability. (Refer to Note 13 to the accompanying condensed consolidated financial statements.)

     EQUITY IN EARNINGS (LOSSES) OF AND WRITE-DOWN OF AN INVESTMENT IN AFFILIATED COMPANIES: During the second quarter of 2002, the Company agreed with its Asian Electronics joint venture partner to restructure its minority interest in the joint venture. Under the terms of the agreement, in July 2002 the Company reduced its ownership interest in the venture from 43.3% to 33.3% and received $10.0 million in cash. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment of $4.0 million during the second quarter of 2002. There was no tax benefit recognized on the write-down.

     Excluding this write-down, the equity in losses of affiliated companies was $1.6 million for the second quarter of 2002 compared to equity in earnings of $0.2 million for the same period of 2001, reflecting the on-going impact of the electronics market decline on the Company's Asian electronics joint venture and start-up losses associated with the Structures joint ventures in China and Malaysia. These losses by affiliates do not affect the Company's cash flows.

YEAR-TO-DATE RESULTS

----------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                       2002          2001
----------------------------------------------------------------------------------------------
Net sales                                                                $ 443.3       $ 529.7
Gross margin %                                                              19.0%         21.1%
Operating income                                                         $  32.8       $  34.0
Adjusted operating income (a)                                            $  33.6       $  41.6
Adjusted EBITDA (b)                                                      $  57.1       $  72.3
Provision for income taxes (c)                                           $   5.6       $   6.0
Litigation gain                                                          $   9.8       $     -
Equity in earnings (losses) of and write-down of an
 investment in affiliated companies                                      $  (8.0)      $   1.6
Net loss                                                                 $  (3.9)      $  (7.1)
Diluted net loss per share                                               $ (0.10)      $ (0.19)
==============================================================================================

(a) Excludes business consolidation and restructuring expenses and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement. As of January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill. Goodwill amortization was $6.4 million in the six months ended June 30, 2001.
(b) Excludes business consolidation and restructuring expenses, litigation gain, loss on early retirement of debt, interest, taxes depreciation, amortization, equity in earnings (losses) of and write-down of an investment in affiliated companies and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement.
(c) Reflects the impact of ceasing to record the tax benefits from U.S. operating losses commencing in the second quarter of 2001.

     NET SALES: Net sales for the first half of 2002 were $443.3 million, a decrease of 16.3% when compared to the first half of 2001 net sales of $529.7 million, reflecting lower sales to the commercial aerospace and electronics markets. Net sales to the commercial aerospace market declined by 27.9% as build rates of commercial aircraft were reduced due to a decrease in end demand from commercial airlines. Net sales to the electronics market were 39.5% lower compared to the levels achieved in the first half of 2001 reflecting the on-going impact of the downturn in the global electronics industry that has impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. The Company first saw the sharp decline in demand from its electronics customers in the latter part of the first quarter of 2001. The reduction in sales to these markets was partially offset by continued growth in revenues to space and defense and industrial markets.

     The following table summarizes net sales to third-party customers by product group and market segment for the six months ended June 30, 2002 and 2001, respectively:

----------------------------------------------------------------------------------------------------------------
                                                                     UNAUDITED
                                --------------------------------------------------------------------------------
                                  COMMERCIAL       SPACE &
(IN MILLIONS)                      AEROSPACE       DEFENSE      ELECTRONICS       INDUSTRIAL          TOTAL
----------------------------------------------------------------------------------------------------------------
FIRST HALF 2002
 Reinforcements                   $    26.0      $        -      $    31.0       $       63.6       $      120.6
 Composites                           134.2            66.3              -               68.9              269.4
 Structures                            45.6             7.7              -                  -               53.3
----------------------------------------------------------------------------------------------------------------
  Total                           $   205.8      $     74.0      $    31.0       $      132.5       $      443.3
                                         46%             17%             7%                30%               100%
----------------------------------------------------------------------------------------------------------------
FIRST HALF 2001
 Reinforcements                   $    29.0      $        -      $    51.2       $       53.4       $      133.6
 Composites                           201.2            60.9              -               71.3              333.4
 Structures                            55.3             7.4              -                  -               62.7
----------------------------------------------------------------------------------------------------------------
  Total                           $   285.5      $     68.3      $    51.2       $      124.7       $      529.7
                                         54%             13%            10%                23%               100%
================================================================================================================

     GROSS MARGIN: Gross margin for the first six months of 2002 was $84.4 million, or 19.0% of net sales, compared to gross margin of $111.8 million, or 21.1% of net sales, for the same period in 2001. The $27.4 million decline in gross margin reflects the impact of the year-on-year sales declines in the commercial aerospace and electronics markets offset, in part, by the favorable impact of cash fixed costs reductions primarily generated from the previously announced restructuring programs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $43.6 million, or 9.8% of net sales, for the first six months of 2002 compared with $65.4 million, or 12.3% of net sales, for the first six months of 2001. Excluding compensation expenses associated with the former CEO's retirement of $4.7 million in 2001 and the impact of the adoption of FAS 142 on goodwill amortization, SG&A expenses in 2001 were $54.3 million, or 10.3% of net sales. The net year-on-year reduction of $10.9 million, or 20%, reflects the impact of the Company's restructuring programs to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets. Goodwill amortization in the first six months of 2001 was $6.4 million. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses for the first six months of 2002 were $7.2 million, or 1.6% of net sales, compared with $9.5 million, or 1.8% of net sales, for the first six months of 2001.

     OPERATING INCOME: Operating income for the first six months of 2002 was $32.8 million, or 7.4% of net sales, compared with operating income of $34.0 million, or 6.4% of net sales, for the same period in 2001. Excluding business consolidation and restructuring expenses of $0.8 million and $2.9 million incurred in the first six months of 2002 and 2001, respectively, and excluding $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, adjusted operating income was $33.6 million, or 7.6% of net sales for 2002, compared with $41.6 million, or 7.9% of net sales for 2001. The $8.0 million aggregate decline in adjusted operating income reflects the year-on-year decrease in gross margins offset, in part, by reductions in SG&A and R&T expenses and the impact of the adoption of FAS 142 on goodwill amortization. Adjusted operating income in the first six months of 2001 excluding goodwill amortization was $40.4 million, $7.6 million or 22.4% higher that the first six months of 2002.

     LITIGATION GAIN: In the second quarter of 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million was in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

     INTEREST EXPENSE: Interest expense for the first six months of 2002 was $32.9 million compared to $33.6 million interest expense for the first six months of 2001. Included in interest expense in the first six months of 2002 and 2001 was $1.7 million and $1.0 million, respectively, of fees and expenses incurred in connection to bank amendments. Excluding these fees and expenses, interest expense was $31.2 million for the first six months of 2002 and $32.6 million for the first six months of 2001. The $1.4 million reduction in interest expense year-on-year reflects lower Company borrowings and lower interest rates on variable debt.

     LOSS ON EARLY RETIREMENT OF DEBT: The $3.1 million loss on early retirement of debt incurred in the second quarter of 2001 results from the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's outstanding Increasing Rate Senior Subordinated Note Due 2003 in connection with the Company's issuance of $100.0 million of 9.75% Senior Subordinated Notes due 2009. (Refer to Note 2 to the accompanying condensed consolidated financial statements.)

     TAXES: The Company's tax provision of $5.6 million for the first six months of 2002 was for taxes on European income. The Company did not provide for income taxes in the United States in the second quarter of 2002 as it utilized its net operating loss carryforwards. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability. (Refer to Note 13 to the accompanying condensed consolidated financial statements.)

     EQUITY IN EARNINGS (LOSSES) OF AND WRITE-DOWN OF AN INVESTMENT IN AFFILIATED COMPANIES: Equity in losses of affiliated companies for the six months ended June 30, 2002 was $8.0 million compared to equity in earnings of $1.6 million for the same period of 2001. The loss in the first six months of 2002 reflects the impact of a $4.0 million write-down of an investment in an affiliated company, the on-going impact of the electronics market decline on the Company's Asian electronics joint venture, and start-up losses associated with the Structures' joint ventures in China and Malaysia. (Refer to Note 7 to the accompanying condensed consolidated financial statements.)

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

     A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA and a reconciliation of operating income to Adjusted operating income for the quarters and six months ended June 30, 2002 and 2001 are as follows:

===================================================================================================================
                                                           QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(IN MILLIONS)                                               2002           2001            2002              2001
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   5.3      $   (12.6)       $   (3.9)        $    (7.1)
 Interest expense                                             15.3           17.3            32.9              33.6
 Provision for income taxes                                    3.1            3.8             5.6               6.0
 Depreciation and amortization expense                        11.7           15.5            23.5              30.7
 Equity in (earnings) losses of and write-down of
   an investment in affiliated companies                       5.6           (0.2)            8.0              (1.6)
-------------------------------------------------------------------------------------------------------------------
EBITDA                                                     $  41.0      $    23.8        $   66.1         $    61.6

 Business consolidation and restructuring expenses             0.1            1.8             0.8               2.9
 Litigation gain                                              (9.8)             -            (9.8)                -
 Loss on early retirement of debt                                -            3.1               -               3.1
 Compensation expenses related to former CEO's
   retirement                                                    -            4.7               -               4.7
-------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                            $  31.3      $    33.4        $   57.1         $    72.3
===================================================================================================================

Operating income                                           $  19.5      $    11.4        $   32.8         $    34.0
 Business consolidation and restructuring expenses             0.1            1.8             0.8               2.9
 Compensation expenses related to former CEO's
   retirement                                                    -            4.7               -               4.7
-------------------------------------------------------------------------------------------------------------------
ADJUSTED OPERATING INCOME                                  $  19.6      $    17.9        $   33.6         $    41.6
===================================================================================================================

FINANCIAL CONDITION

     LIQUIDITY: As of June 30, 2002, the Company's total debt, net of cash, was $654.2 million, a decrease of $20.1 million from $674.3 million as of December 31, 2001. Net debt decreased during the first half of 2002 as the Company collected $11.1 million from Hercules, Inc. in satisfaction of a litigation judgment entered in favor of the Company, sold the Cleveland, Georgia facility for $0.9 million, and productively managed working capital. Furthermore, the decrease was after business consolidation and restructuring payments, cash interest paid, capital expenditures, and a non-recurring payment to the estate of the former chief executive officer relating to deferred compensation and retirement benefits.

     As of June 30, 2002, the Company had cash and cash equivalents of $3.9 million and available undrawn commitments under its Senior Credit Facility of $82.7 million. During the first six months of 2002 the Company has reduced its cash fixed costs and capital expenditures from their 2001 levels, while generating cash from reductions in working capital as its revenues have declined. Such actions have defrayed the cash costs of its business consolidation and restructuring programs year-to-date. Accrued business consolidation and restructuring expenses remaining to be paid in cash as of June 30, 2002 are estimated to approximate $20.0 million.

     CREDIT FACILITY: Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $322.8 million as of June 30, 2002, subject to certain limitations. These commitments consisted of funded term loans of $110.8 million and revolving credit, letter of credit and overdraft facilities of $212.0 million. As of June 30, 2002, drawings under the revolving credit facility were $99.3 million, while undrawn commitments under the revolving credit and overdraft facilities were $82.7 million. In addition, the Company may issue letters of credit up to a value of $30.0 million under the Senior Credit Facility. The letters of credit facility reduces the funded debt the Company may draw under the revolving credit and overdraft facilities. As of June 30, 2002, letters of credit issued under the facility approximated $24.0 million, of which $11.1 million supports a bank loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel entered into an amendment to the Senior Credit Facility. The amendment provides for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $235.0 million to $220.0 million, with a further reduction to $212.0 million on or before September 30, 2002; and a requirement that the unused borrowing capacity available under the Senior Credit Facility, together with all cash and cash equivalents held by the Company, equal at least $30.0 million on June 30, 2002. The revised covenants were derived from the Company's financial projections plus a moderate cushion for unanticipated events. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At June 30, 2002, the Company was in compliance with all covenants. Unused borrowing capacity available under the Senior Credit Facility together with all cash and cash equivalents held by the Company at June 30, 2002 totaled $86.6 million, meeting the $30.0 million liquidity requirement as defined in the amendment to the Senior Credit Facility. Net proceeds of $11.1 million received from a successful litigation judgment were used to repay advances under the Senior Credit Facility. Furthermore, the cumulative commitments under the revolving loan facilities portion of the Senior Credit Facility were reduced by $8.0 million to $212.0 million, meeting the requirement for this reduction on or before September 30, 2002.

     In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel has granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, during the second quarter of 2002 each of a group of Hexcel's European subsidiaries granted to the banks a security interest in its accounts receivable that secure certain local borrowings advanced to that subsidiary.

     Given its financial leverage, the Company's future compliance with the financial covenants and other terms of the Senior Credit Facility could be compromised if its financial performance were to deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There can be no assurance that relief from financial covenants, if necessary, will be obtained or as to the terms under which it may be granted by the senior lenders. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, and will therefore probably need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to affect any such amendment on commercially reasonable terms, or at all.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $25.7 million for the first six months of 2002 compared to net cash used for operating activities of $13.6 million for the first six months of 2001. Net cash provided by operating activities in the 2002 period results from operating income generated in the period, the cash receipt of $11.1 million from Hercules, Inc. resolving a litigation dispute and decreases in accounts receivable and inventories on a constant currency basis. The cash generated was offset, in part, by business consolidation and restructuring payments of $14.8 million and a non-recurring payment of $8.0 million to the estate of the former chief executive officer relating to accrued deferred compensation and retirement benefits. Net cash used for operating activities of $13.6 million for the first six months of 2001 results primarily from increases in inventory levels from the fall-off in the electronics market demand, increased accounts receivable from strong sales in all but the electronics market, and business consolidation and restructuring payments of $3.8 million.

     INVESTING ACTIVITIES: Net cash used for investing activities was $4.4 million for the six months ended June 30, 2002 compared with $22.2 million used in the same period of 2001, primarily reflecting a $16.7 million reduction in capital expenditures and the receipt of net proceeds of $0.9 million for the sale of the Cleveland, Georgia facility. The January 25, 2002 amendment to the Senior Credit Facility incorporates a planned level of capital expenditures of $25.0 million in 2002 as a limit for the year, while restricting them to $10.0 million in any one quarter of 2002. Within these limitations, the Company plans to continue its efforts toward process improvements, modest capacity additions where necessary, and toward environmental, safety and maintenance initiatives.

     FINANCING ACTIVITIES: Net cash used for financing activities in the first six months of 2002 was $30.3 million as the Company continued to use any excess cash generated to pay down Company indebtedness. Net cash provided by financing activities for the six months ended June 30, 2001 was $35.9 million, as the Company had net borrowings from its Senior Credit Facility. On June 29, 2001, the Company issued $100.0 million of 9.75% Senior Subordinated Notes, due 2009, at a price of 98.5%. Net proceeds from the offering were used to redeem $67.5 million aggregate principal amount of the outstanding 7% Convertible Subordinated Notes, due 2003, and to pay the entire principal amount of $25.0 million of the Increasing Rate Senior Subordinated Note Due 2003. The refinancing reduced the Company's 2003 debt maturities from $114.4 million to $46.9 million.

     FINANCIAL OBLIGATIONS AND COMMITMENTS: As of June 30, 2002, current maturities of notes payable and capital lease obligations were $16.5 million. The Company's next substantial debt repayment is the maturity of $46.9 million convertible subordinated notes due August 2003. The Company is evaluating its options to finance this maturity within the terms of its various debt indentures and financing agreements. There can be no assurance that the Company will be able to affect any such a refinancing on commercially reasonable terms, or at all.

     The Senior Credit Facility consists of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $99.3 million at June 30, 2002 are repayable in 2004. Term loan borrowings totaling $110.8 million at June 30, 2002 are repayable in installments through 2005. European credit and overdraft facilities provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility totaling $2.3 million at June 30, 2002 are primarily uncommitted facilities that are terminable at the discretion of the lenders.

     Total letters of credit issued and outstanding were $24.0 million as of June 30, 2002, of which $11.1 million was issued in support of a bank loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. While the letters of credit issued on behalf of the Company will expire under their terms in 2002 and 2003, most, if not all, will be re-issued.

     Hexcel is contingently liable to pay Dainippon Ink and Chemicals, Inc ("DIC") up to $2.3 million with respect to DIC-Hexcel Limited's bank debt. DIC-Hexcel Limited, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Komatsu, Japan, produces and sells pre-pregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.

     The following table summarizes the maturities of financial obligations and expiration dates of commitments for the remaining six months of 2002 and for the years ended 2003 through 2006 and thereafter:

-----------------------------------------------------------------------------------------------------------------------
 (IN MILLIONS)                               2002       2003       2004        2005       2006   Thereafter    TOTAL
-----------------------------------------------------------------------------------------------------------------------
 Senior Credit Facility                   $     4.0  $     8.6  $    141.7  $    55.8  $       -  $       -  $    210.1
 European credit and overdraft
  facilities                                    2.3          -           -          -          -          -         2.3
 9.75% Senior subordinated notes                  -          -           -          -          -      340.0       340.0
 7.0% Convertible subordinated notes              -       46.9           -          -          -          -        46.9
 7.0% Convertible subordinated
  debentures                                      -        1.8         1.8        1.8        1.8       17.3        24.5
 Capital leases                                 2.8        6.0         6.5        7.0       10.7        2.6        35.6
-----------------------------------------------------------------------------------------------------------------------
  SUBTOTAL                                      9.1       63.3       150.0       64.6       12.5      359.9       659.4
 Operating leases                               1.5        2.4         2.1        1.9        1.4        2.5        11.8
-----------------------------------------------------------------------------------------------------------------------
 TOTAL FINANCIAL OBLIGATIONS              $    10.6  $    65.7  $    152.1  $    66.5  $    13.9  $   362.4  $    671.2
=======================================================================================================================

 Letters of credit                        $    20.2  $     3.8  $        -  $       -  $       -  $       -  $     24.0
 Other commitments                                -        2.3           -          -          -          -         2.3
-----------------------------------------------------------------------------------------------------------------------
 TOTAL COMMITMENTS                        $    20.2  $     6.1  $        -  $       -  $       -  $       -  $     26.3
=======================================================================================================================

     The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. In addition, the Company may need to refinance or amend all or a substantial portion of its indebtedness on or before maturity. Furthermore, effective with the January 25, 2002 amendment, the Company and the bank syndicate to the Senior Credit Facility revised its financial covenants through 2002. Under the terms of the amendment, the financial covenants beginning with the quarter ending March 31, 2003 are those that applied before the amendment. The Company will need to substantially improve its financial performance or substantially reduce its indebtedness in order to comply with the financial covenants in 2003, and will therefore probably need to obtain a further amendment from its Senior Credit Facility banks. There can be no assurance that the Company will be able to affect any such refinancing or amendment on commercially reasonable terms, or at all.

     For further information regarding the Company's financial resources, obligations and commitments see Note 5 to the accompanying condensed consolidated financial statements and Notes 8 and 16 to the consolidated financial statements of the 2001 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In accordance with FAS 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Impairment occurs if the carrying value of goodwill at the reporting unit level exceeds its fair value. Fair value may be determined using traditional valuation techniques including discounted cash flow analyses, market value comparables or other appropriate methods. Events or changes in circumstances, such as market conditions, could significantly impact fair values and require adjustments to recorded asset balances in the future. In addition, pursuant to FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption. While the Company adopted FAS 142 as of January 1, 2002 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company, and if events and circumstances occur which may reduce the fair values of recorded assets. For the second quarter and first six months of 2001, the Company's reported results of operations reflected amortization charges of $3.2 million and $6.4 million, respectively.

     In order to more effectively manage the medical costs of the Company, effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees. The program includes "stop loss" insurance, which caps the Company's risk at $250,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company. Included in the condensed consolidated results of operations for second quarter and first six months of 2002 is the Company's best estimate of the costs of the program based upon actuarial assumptions and the Company's claim experiences. Assumptions used in these computations will be reviewed periodically throughout the year. Any required adjustments to the expense accrual rates will be made as appropriate.

     For further information regarding the Company's critical accounting policies, refer to the Company's 2001 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company's consolidated financial statements. However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs, if implemented. The Company is currently evaluating the impact of this new standard.

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

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs including the V-22 (Osprey) in 2002 and beyond; (d) expectations regarding the recovery of demand for electronics fabrics used in printed wiring boards, as well as future business trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2001; (h) expectations regarding the Company's actions to reduce headcount and eliminate $60.0 million of cash overhead expense; (i) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (j) expectations regarding working capital trends and capital expenditures; (k) the availability and sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2002 and beyond; and (l) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

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

INTEREST RATE RISKS

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate interest rate risks, the Company entered into a four-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract as of June 30, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters and six months ended June 30, 2002 and 2001, were not material.

CURRENCY EXCHANGE RISKS

     Hexcel has significant business activities in Europe. The Company operates seven manufacturing facilities in Europe, which generated approximately 41% of 2001 consolidated net sales. The Company's European business activities primarily involve three major currencies - the U.S. dollar, the British Pound Sterling, and the Euro. The Company also conducts business or has joint venture investments in Japan, China, Malaysia, Australia and Brazil, and sells products to customers throughout the world. The majority of the Company's transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company's exposure to short-term currency fluctuations involving these countries. However, the value of the Company's investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company's ability to profitably compete in international markets.

     Hexcel attempts to net individual currency positions at its various European operations on a consolidated basis, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to mitigate net currency exposures resulting from specifically identified transactions. These contracts are not designated as hedges for accounting purposes, and gains or losses on these contracts would be recorded immediately in the Company's consolidated statements of operations. Consistent with the nature of the economic hedge provided by such contracts, any gains or losses on these contracts would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. Such gains and losses have not been material.

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British Pound Sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $71.4 and $83.9 at June 30, 2002 and December 31, 2001, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and six months ended June 30, 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income" was a gain of $7.0 million and a gain of $6.7 million, respectively. Over the next twelve months, approximately $0.8 million of other comprehensive gains are expected to be reclassified into earnings as the hedged sales are recorded.

UTILITY PRICE RISKS

     To minimize the exposure of volatility in utility prices, the Company enters into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to the Company during the contract period, future volatility in the cost and supply of energy and natural gas could have an impact on the results of operations of the Company.

     For further information regarding the Company's market risks, refer to the Company's 2001 Annual Report on Form 10-K and Registration Statement on Form S-4 filed with the SEC on August 2, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 10, 1999, the Company filed a complaint against Hercules, Inc. in the Supreme Court of New York, seeking recovery of certain disputed items relating to the 1996 purchase by Hexcel of the Hercules Composite Products Division. On June 1, 2001, Hexcel was awarded a judgment in the amount of $7.3 million plus interest for a total of $10.2 million. Hercules appealed the judgment and interest continued to accrue. In June 2002, the Company received $11.1 million from Hercules Inc. in satisfaction of the judgment after Hercules had exhausted all appeals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 9, 2002 (the "Meeting") in Stamford, Connecticut. Stockholders holding 36,852,765 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matters were submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

 1) Each of the nine nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

    DIRECTOR                            FOR              WITHHELD

    H. Arthur Bellows, Jr.           36,123,751            729,014
    David E. Berges                  36,699,804            152,961
    Sandra L. Derickson              36,723,227            129,538
    James J. Gaffney                 36,630,690            222,075
    Marshall S. Geller               36,708,289            144,476
    Sanjeev K. Mehra                 36,630,690            222,075
    Lewis Rubin                      36,723,851            128,914
    Peter M. Sacerdote               34,848,732          2,004,033
    Martin L. Solomon                36,723,651            129,114


 2) The proposal to ratify PricewaterhouseCoopers LLP as Independent Auditors for the Company for 2002:

                          For              36,633,927
                          Against             146,744
                          Abstained            72,094


 3) The proposal to approve the Company's Long-Term Incentive Plan:

                          For              36,238,190
                          Against             500,892
                          Abstained           113,683

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

     Exhibit No.                                           Description
     -----------                                           -----------
      99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated April 26, 2002, relating to the Company's first quarter 2002 financial results.

     Current Report on Form 8-K dated May 17, 2002, relating to changes in business segment reporting.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HEXCEL CORPORATION


          August 14, 2002                            /s/ William J. Fazio
----------------------------------          ------------------------------------
              (Date)                                   William J. Fazio
                                                   Corporate Controller and
                                                   Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                                           Description
-----------                                           -----------
99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.