Form 10-Q
period 2002-09-30
HEXCEL CORP /DE/
filed 2002-11-14
CIK 717605

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  CLASS                   OUTSTANDING AT NOVEMBER 8, 2002
               COMMON STOCK                          38,419,559

================================================================================

                       HEXCEL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
PART I.           FINANCIAL INFORMATION

  ITEM 1.         Condensed Consolidated Financial Statements

                    -   Condensed Consolidated Balance Sheets --
                        September 30, 2002 and December 31, 2001                         2

                    -   Condensed Consolidated Statements of
                        Operations -- The Quarters and Nine Months Ended
                        September 30, 2002 and 2001                                      3

                    -   Condensed Consolidated Statements of
                        Cash Flows -- The Nine Months Ended
                        September 30, 2002 and 2001                                      4

                    -   Notes to Condensed Consolidated
                        Financial Statements                                             5

  ITEM 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 14

  ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk            27

  ITEM 4.         Controls and Procedures                                               28

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings                                                     29

  ITEM 6.         Exhibits and Reports on Form 8-K                                      29

SIGNATURE                                                                               29

CERTIFICATIONS                                                                          30

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              UNAUDITED
                                                                           ---------------------------
                                                                           SEPTEMBER 30,   DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                               2002           2001
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $       16.2    $      11.6
  Accounts receivable, net                                                        126.7          140.5
  Inventories                                                                     127.1          131.7
  Prepaid expenses and other assets                                                 6.5            4.4
------------------------------------------------------------------------------------------------------
  Total current assets                                                            276.5          288.2

Property, plant and equipment                                                     631.4          617.0
Less accumulated depreciation                                                    (321.5)        (287.8)
------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                               309.9          329.2

Goodwill, net                                                                      73.6           72.4
Investments in affiliated companies                                                36.3           56.9
Other assets                                                                       40.4           42.7
------------------------------------------------------------------------------------------------------

Total assets                                                               $      736.7    $     789.4
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of capital lease obligations        $       63.3    $      17.4
  Accounts payable                                                                 56.0           58.6
  Accrued liabilities                                                             103.9          131.7
------------------------------------------------------------------------------------------------------
  Total current liabilities                                                       223.2          207.7

Long-term notes payable and capital lease obligations                             588.9          668.5
Other non-current liabilities                                                      47.2           45.8
------------------------------------------------------------------------------------------------------
Total liabilities                                                                 859.3          922.0

Stockholders' equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued
  or outstanding at September 30, 2002 and at December 31, 2001                       -              -
Common stock, $0.01 par value, 100.0 shares authorized, shares
  issued of 39.6 at September 30, 2002 and 39.4 at December 31, 2001                0.4            0.4
Additional paid-in capital                                                        288.0          287.7
Accumulated deficit                                                              (375.4)        (367.9)
Accumulated other comprehensive loss                                              (22.4)         (39.7)
------------------------------------------------------------------------------------------------------
                                                                                 (109.4)        (119.5)
Less - Treasury stock, at cost, 1.2 shares at September 30, 2002 and
   at December 31, 2001                                                           (13.2)         (13.1)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       (122.6)        (132.6)
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $      736.7    $     789.4
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          UNAUDITED
                                                      ------------------------------------------------
                                                             QUARTER ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE DATA)                       2002         2001         2002         2001
------------------------------------------------------------------------------------------------------
Net sales                                             $   201.0    $   240.6    $   644.3    $   770.3
Cost of sales                                             163.7        196.8        522.6        614.7
------------------------------------------------------------------------------------------------------
  Gross margin                                             37.3         43.8        121.7        155.6

Selling, general and administrative expenses               18.5         27.7         62.1         93.1
Research and technology expenses                            3.8          4.5         11.0         14.0
Business consolidation and restructuring expenses          (0.1)         4.4          0.7          7.3
------------------------------------------------------------------------------------------------------
  Operating income                                         15.1          7.2         47.9         41.2

Litigation gain                                               -            -          9.8            -
Interest expense                                           15.5         16.0         48.4         49.6
Gain (loss) on early retirement of debt                     0.5            -          0.5         (3.1)
------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                         0.1         (8.8)         9.8        (11.5)
Provision for income taxes                                  3.2          3.0          8.8          9.0
------------------------------------------------------------------------------------------------------
  Income (loss) before equity in earnings                  (3.1)       (11.8)         1.0        (20.5)
Equity in earnings (losses) of and write-down of an
   investment in affiliated companies                      (0.5)        (1.0)        (8.5)         0.6
------------------------------------------------------------------------------------------------------
  Net loss                                            $    (3.6)   $   (12.8)   $    (7.5)   $   (19.9)
======================================================================================================

Net loss per share:
  Basic                                               $   (0.09)   $   (0.34)   $   (0.19)   $   (0.53)
  Diluted                                             $   (0.09)   $   (0.34)   $   (0.19)   $   (0.53)

Weighted average shares:
  Basic                                                    38.4         37.5         38.4         37.5
  Diluted                                                  38.4         37.5         38.4         37.5
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          UNAUDITED
                                                                    --------------------
                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
(IN MILLIONS)                                                           2002        2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $   (7.5)   $  (19.9)
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                       35.1        46.1
    Deferred income taxes                                                1.3        (2.9)
    Business consolidation and restructuring expenses                    0.7         7.3
    Business consolidation and restructuring payments                  (19.5)       (5.4)
    Equity in (earnings) losses of and write-down of an
      investment in affiliated companies                                 8.5        (0.6)
    Loss (gain) on early retirement of debt                             (0.5)        0.7
    Working capital changes and other                                   17.3        (0.9)
----------------------------------------------------------------------------------------
  Net cash provided by operating activities                             35.4        24.4
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (8.5)      (30.9)
  Sale of an ownership interest in an affiliated company                10.0           -
  Other                                                                  1.5         0.5
----------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities                   3.0       (30.4)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of credit facilities, net                      (28.6)       26.6
  Repayments of long-term debt and capital lease obligations, net       (6.8)       (6.2)
  Debt issuance costs                                                      -        (3.5)
  Activity under stock plans and other                                   0.2        (0.4)
----------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities                 (35.2)       16.5
----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents             1.4         0.9
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                4.6        11.4
Cash and cash equivalents at beginning of period                        11.6         5.1
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $   16.2    $   16.5
========================================================================================

SUPPLEMENTAL DATA:
  Cash interest paid                                                $   54.9    $   56.0
  Cash taxes paid, net of refunds                                   $    3.3    $   12.1
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and subsidiaries ("Hexcel" or "the Company") in accordance with accounting principles generally accepted in the United States of America, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2002 and the results of operations for the quarters and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The condensed consolidated balance sheet of the Company as of December 31, 2001 was derived from the audited 2001 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2002 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2 - ACCOUNTING CHANGES

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption, goodwill is tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption. There was no impairment of goodwill upon adoption of FAS 142.

     Net loss and net loss per share for the quarters and nine months ended September 30, 2002 and 2001, and adjusted to exclude amortization expense, net of tax, are as follows:

                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)              2002          2001          2002         2001
--------------------------------------------------------------------------------------------------
NET LOSS:
   Net loss                                       $  (3.6)     $  (12.8)      $  (7.5)    $  (19.9)
   Goodwill amortization, net of tax                    -           3.2             -          8.5
--------------------------------------------------------------------------------------------------
Adjusted net loss                                 $  (3.6)     $   (9.6)      $  (7.5)    $  (11.4)
--------------------------------------------------------------------------------------------------

BASIC NET LOSS PER SHARE:
   Net loss                                       $ (0.09)     $  (0.34)      $ (0.19)    $  (0.53)
   Goodwill amortization, net of tax                    -          0.08             -         0.22
--------------------------------------------------------------------------------------------------
Adjusted basic net loss per share                 $ (0.09)     $  (0.26)      $ (0.19)    $  (0.31)
--------------------------------------------------------------------------------------------------

DILUTED NET LOSS PER SHARE:
   Net loss                                       $ (0.09)     $  (0.34)      $ (0.19)    $  (0.53)
   Goodwill amortization, net of tax                    -          0.08             -         0.22
--------------------------------------------------------------------------------------------------
Adjusted diluted net loss per share               $ (0.09)     $  (0.26)      $ (0.19)    $  (0.31)
==================================================================================================

     The gross carrying amount and accumulated amortization of goodwill for the Company's segments as of September 30, 2002 and December 31, 2001, are as follows:

                                       SEPTEMBER 30, 2002                    DECEMBER 31, 2001
(IN MILLIONS)                  GROSS CARRYING      ACCUMULATED      GROSS CARRYING      ACCUMULATED
                                   AMOUNT         AMORTIZATION          AMOUNT         AMORTIZATION
---------------------------------------------------------------------------------------------------
Reinforcements                 $         69.7     $       29.7      $         69.6     $       29.7
Composites                               29.4             12.4                27.9             12.0
Structures                               23.5              6.9                23.5              6.9
---------------------------------------------------------------------------------------------------
Goodwill                       $        122.6     $       49.0      $        121.0     $       48.6
===================================================================================================

     No goodwill or other purchased intangibles were acquired during the quarters and nine months ended September 30, 2002 and 2001. Amortization expense was $2.3 million in Reinforcements, $0.7 million in Composites and $0.3 million in Structures for the quarter ended September 30, 2001, and $6.8 million, $2.0 million and $0.9 million for the nine months ended September 30, 2001, respectively.

     The Company also adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") effective January 1, 2002. Among other matters, FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt will no longer be classified as extraordinary items in the Company's statement of operations. In addition, prior period financial statements are to be reclassified to reflect the new standard. As such, the Company reclassified the $3.1 million extraordinary loss on early retirement of debt recorded in the second quarter of 2001 as a separate line item below operating income in its condensed consolidated statement of operations.

     During the third quarter of 2002, the Company recognized a $0.5 million gain on the early retirement of debt, related to the repurchase of $1.8 million of its 7% Convertible Subordinated Debentures Due 2011, in satisfaction of an annual sinking fund requirement. The debt was repurchased at market prices, which resulted in a gain. In accordance with the requirements of FAS 145, the gain has been reported as a separate line item below operating income.

     In the second quarter of 2001, the Company recognized a $3.1 million loss on the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's Increasing Rate Senior Subordinated Note Due 2003 in connection with the Company's issuance of $100.0 million of 9.75% Senior Subordinated Notes Due 2009.

NOTE 3 -- INVENTORIES

-----------------------------------------------------------------------------
(IN MILLIONS)                                           9/30/02      12/31/01
-----------------------------------------------------------------------------
Raw materials                                         $    58.7      $   59.1
Work in progress                                           34.0          35.2
Finished goods                                             34.4          37.4
-----------------------------------------------------------------------------
Total inventories                                     $   127.1      $  131.7
=============================================================================

NOTE 4 -- BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

     During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production in both 2002 and 2003 and due to the continued depressed business conditions in the electronics market. The program includes company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. The Company continued the implementation of this program during the first nine months of 2002, further reducing its workforce by over 17%, to 4,450 employees. Management will continue to closely monitor spending under the existing programs and evaluate opportunities that may exist for future actions, as the Company continues to right-size the business in response to existing conditions in the markets it serves.

     Business consolidation and restructuring liabilities as of September 30, 2002 and December 31, 2001, and activity for the quarter and nine months ended September 30, 2002, consisted of the following:

                                                               EMPLOYEE       FACILITY &
(IN MILLIONS)                                                  SEVERANCE      EQUIPMENT          TOTAL
--------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                $    30.5      $      2.9      $     33.4
Business consolidation and restructuring expenses                      -             0.8             0.8
Cash expenditures                                                  (13.1)           (1.7)          (14.8)
Currency translation adjustment                                      0.7               -             0.7
Other                                                                  -             0.5             0.5
--------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2002                                         18.1             2.5            20.6
Business consolidation and restructuring expenses                   (1.6)            1.5            (0.1)
Cash expenditures                                                   (4.1)           (0.6)           (4.7)
Other                                                                  -            (0.4)           (0.4)
--------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2002                               $    12.4      $      3.0      $     15.4
========================================================================================================

     For the quarter ended September 30, 2002, the Company recognized a net credit to business consolidation and restructuring expenses of $0.1 million. This resulted in a $1.6 million reduction of previously accrued liabilities for lower than expected employee severance and other benefit costs; offset in part by a $1.1 million increase in restructuring liabilities for building leases, and $0.4 million of expenses incurred and paid during the quarter.

     For the nine months ended September 30, 2002, business consolidation and restructuring expenses were $0.7 million, and consisted of equipment relocation and re-qualification costs expensed as incurred of $1.7 million, net of a gain on the sale of the previously idled Cleveland, Georgia facility of $0.5 million recognized in the second quarter and the reversal of net reserves of $0.5 million recognized in the third quarter. Equipment relocation and re-qualification costs related both to the planned closure of the Lancaster, Ohio pre-preg manufacturing facility, as well as actions associated with the restructuring program announced during the fourth quarter of 2001.

     For the quarter and nine months ended September 30, 2001, the Company recognized $4.4 million and $7.3 million of business consolidation and restructuring expenses, respectively. Business consolidation and restructuring expenses recognized related to actions announced in July 2001 for cost reductions in the Reinforcements business segment and for costs incurred pursuant to previously announced plant closure actions.

NOTE 5 -- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

(IN MILLIONS)                                                                         9/30/02         12/31/01
--------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                             $    207.2        $   233.9
European credit and overdraft facilities                                                  2.0              3.5
9.75% Senior subordinated notes, due 2009 (net of unamortized discount
  of $1.2 as of September 30, 2002 and $1.4 as of December 31, 2001)                    338.8            338.6
7.0% Convertible subordinated notes, due 2003                                            46.9             46.9
7.0% Convertible subordinated debentures, due 2011                                       22.7             24.5
Various notes payable                                                                       -              0.1
--------------------------------------------------------------------------------------------------------------
Total notes payable                                                                     617.6            647.5
Capital lease obligations                                                                34.6             38.4
--------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    652.2        $   685.9
==============================================================================================================

Notes payable and current maturities of long-term liabilities                      $     63.3        $    17.4
Long-term notes payable and capital lease obligations, less current maturities          588.9            668.5
--------------------------------------------------------------------------------------------------------------
  Total notes payable and capital lease obligations                                $    652.2        $   685.9
==============================================================================================================

SENIOR CREDIT FACILITY

     Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $320.8 million as of September 30, 2002, subject to certain limitations. These commitments consisted of funded term loans of $108.8 million, revolving credit and overdraft facilities of $182.0 million, and letter of credit facilities of $30.0 million. As of September 30, 2002, drawings under the revolving credit facility were $98.4 million leaving undrawn commitments under the facilities of $83.5 million. As of September 30, 2002, letters of credit issued under the facility approximated $24.0 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002. The 2002 revised, relaxed covenants were derived from the Company's 2002 business plan projections plus a modest cushion. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At September 30, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility.

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

     The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. As these market conditions are expected to continue during 2003, absent a refinancing, the Company will need to obtain a further amendment of the facility by the end of the first quarter of 2003 to accommodate its projected financial performance for that year. Given its financial leverage, the Company's ability to comply with the financial covenants and other terms of its senior debt could be compromised in the future if its financial performance were to further deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There is no assurance that the Company's senior lenders will further amend its financial covenants, if required, or as to the terms under which such an amendment may be granted, or as to whether the Company will be able to refinance the Senior Credit Facility on acceptable terms. In addition, the Company may need the consent of its senior lenders to redeem its 7% Convertible Subordinated Notes due August 1, 2003, and there is no assurance that this consent, if sought, would be obtained.

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

NOTE 6 - LITIGATION GAIN

     In the second quarter of 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

NOTE 7 - INVESTMENTS IN AFFILIATED COMPANIES

     During the second quarter of 2002, the Company agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel Co. Ltd. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% in July 2002 and received cash proceeds of $10.0 million. The cash proceeds were received on July 15, 2002. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment charge of $4.0 million during the second quarter of 2002. There was no tax benefit recognized on the write-down.

NOTE 8 -- NON-RECURRING EXPENSES

     In January 2002 and in May 2001, the Company entered into amendments to the Senior Credit Facility. In connection with these amendments, included in interest expense in the nine months ended September 30, 2002 and 2001 are fees and expenses incurred of $1.8 million and $1.0 million, respectively.

     In connection with the retirement of the former chief executive officer, the Company recorded compensation expenses of $4.7 million in the second quarter of 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment.

NOTE 9 -- NET LOSS PER SHARE

                                                                     QUARTER ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                           2002           2001          2002           2001
------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER SHARE:
   Net loss                                                  $    (3.6)     $   (12.8)      $  (7.5)     $   (19.9)
   Weighted average common shares outstanding                     38.4           37.5          38.4           37.5
------------------------------------------------------------------------------------------------------------------
Basic net loss per share                                     $   (0.09)     $   (0.34)      $ (0.19)     $   (0.53)
==================================================================================================================

DILUTED NET LOSS PER SHARE:
   Net loss                                                  $    (3.6)     $   (12.8)      $  (7.5)     $   (19.9)
   Diluted weighted average common shares outstanding             38.4           37.5          38.4           37.5
------------------------------------------------------------------------------------------------------------------
Diluted net loss per share                                   $   (0.09)     $   (0.34)      $ (0.19)     $   (0.53)
==================================================================================================================

     The Company's convertible subordinated notes, due 2003, convertible subordinated debentures, due 2011, and all outstanding stock options were excluded from the computations of diluted net loss per share for the quarters and nine months ended September 30, 2002 and 2001, as they were anti-dilutive.

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) for the quarters and nine months ended September 30, 2002 and 2001 were as follows:

                                                                QUARTER ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
(IN MILLIONS)                                                2002            2001              2002           2001
------------------------------------------------------------------------------------------------------------------
Net loss                                                 $   (3.6)      $   (12.8)         $   (7.5)      $  (19.9)
Net unrealized gain (loss) on financial instruments          (0.1)            4.8               6.6           (3.6)
Currency translation adjustment                              (0.9)           11.0              10.7           (8.6)
------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                        $   (4.6)      $     3.0          $    9.8       $  (32.1)
==================================================================================================================

NOTE 11 -- DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE CAP AGREEMENT

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a four-year interest rate cap agreement in 1998. This agreement provides for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at September 30, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters and nine months ended September 30, 2002 and 2001, were not material. The interest rate cap agreement expired on October 29, 2002.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British Pound Sterling. To minimize this exposure, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $64.7 million at September 30, 2002 and $83.9 million at December 31, 2001. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and nine months ended September 30, 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income" was a loss of $0.1 million and gain of $6.6 million, respectively. Over the next twelve months, approximately $0.7 million of other comprehensive gains are expected to be reclassified into earnings as the hedged sales are recorded.

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

     As part of the Company's restructuring plan announced in the fourth quarter of 2001, effective January 1, 2002, management responsibility for the Company's carbon fiber product line was transferred to the Composite Materials business segment. As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcement Products segment to the Composite Materials segment. The Company also changed the names of its business segments. The Company's three business segments are now known as Reinforcements, Composites and Structures, rather than Reinforcement Products, Composite Materials and Engineered Products. Results for the quarter and nine months ended September 30, 2001 have been restated for comparative purposes.

     Financial information for the Company's segments for the quarter and nine month periods ended September 30, 2002 and 2001, is as follows:

                                                                                    CORPORATE
(IN MILLIONS)                          REINFORCEMENTS    COMPOSITES   STRUCTURES     & OTHER      TOTAL
--------------------------------------------------------------------------------------------------------
THIRD QUARTER 2002
  Net sales to external customers         $  49.5         $ 128.5      $  23.0      $      -     $ 201.0
  Intersegment sales                         16.6             4.2            -             -        20.8
--------------------------------------------------------------------------------------------------------
    Total sales                              66.1           132.7         23.0             -       221.8

  Adjusted operating income                   4.6            16.2         (0.6)         (5.2)       15.0
  Depreciation and amortization               3.7             7.2          0.6           0.1        11.6
  Business consolidation and
    restructuring expenses                   (0.5)            0.2          0.2             -        (0.1)
  Capital expenditures                        0.8             2.4          0.1             -         3.3
--------------------------------------------------------------------------------------------------------
THIRD QUARTER 2001
  Net sales to external customers         $  55.6         $ 155.3      $  29.7      $      -     $ 240.6
  Intersegment sales                         23.1             5.7            -             -        28.8
--------------------------------------------------------------------------------------------------------
    Total sales                              78.7           161.0         29.7             -       269.4

  Adjusted operating income                  (1.1)           19.8          0.3          (7.4)       11.6
  Depreciation and amortization               6.3             7.8          1.1           0.2        15.4
  Business consolidation and
    restructuring expenses                    2.9             1.0            -           0.5         4.4
  Capital expenditures                        3.7             5.1          0.1           0.1         9.0
--------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
  Net sales to external customers         $ 170.1         $ 397.9      $  76.3      $      -     $ 644.3
  Intersegment sales                         52.9            13.8            -             -        66.7
--------------------------------------------------------------------------------------------------------
    Total sales                             223.0           411.7         76.3             -       711.0

  Adjusted operating income                  14.7            50.8          0.7         (17.6)       48.6
  Depreciation and amortization              11.7            21.3          2.0           0.1        35.1
  Business consolidation and
    restructuring expenses                   (0.7)            1.1          0.3             -         0.7
  Capital expenditures                        2.6             5.7          0.2             -         8.5
--------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
  Net sales to external customers         $ 189.2         $ 488.7      $  92.4      $      -     $ 770.3
  Intersegment sales                         73.3            18.4            -             -        91.7
--------------------------------------------------------------------------------------------------------
    Total sales                             262.5           507.1         92.4             -       862.0

  Adjusted operating income                   8.0            67.4          1.2         (23.4)       53.2
  Depreciation and amortization              19.5            22.8          3.1           0.7        46.1
  Business consolidation and
    restructuring expenses                    3.2             3.6            -           0.5         7.3
  Capital expenditures                       16.0            13.9          0.3           0.7        30.9
--------------------------------------------------------------------------------------------------------

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

     A reconciliation of consolidated operating income to adjusted operating income is as follows:

                                                        QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,      SEPTEMBER 30,
(IN MILLIONS)                                            2002      2001     2002     2001
-----------------------------------------------------------------------------------------
Consolidated operating income                          $ 15.1    $  7.2   $ 47.9   $ 41.2
Business consolidation and restructuring expenses        (0.1)      4.4      0.7      7.3
Compensation expense associate with CEO's retirement        -         -        -      4.7
-----------------------------------------------------------------------------------------
Adjusted operating income                              $ 15.0    $ 11.6   $ 48.6   $ 53.2
-----------------------------------------------------------------------------------------

NOTE 13 -- TAXES

     The Company's tax provision for the quarter and nine months ended September 30, 2002 of $3.2 million and $8.8 million, respectively, was for taxes on European income. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability.

     The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarter and nine months ended September 30, 2002 are as follows:

                                    QUARTER ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30, 2002            SEPTEMBER 30, 2002
                              -------------------------    -------------------------
                               U.S.     EUROPE   TOTAL      U.S.     EUROPE   TOTAL
                               ----     ------   -----      ----     ------   -----
Income (loss) before income
 taxes                        $ (7.8)   $  7.9   $  0.1    $(14.2)   $ 24.0   $  9.8
Provision for income taxes       0.1       3.1      3.2       0.3       8.5      8.8
                              -------------------------    -------------------------
Income (loss) before equity
 in earnings                  $ (7.9)   $  4.8   $ (3.1)   $(14.5)   $ 15.5   $  1.0
                              =========================    =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

THIRD QUARTER RESULTS

                                           QUARTER ENDED SEPTEMBER 30,
                                           ---------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)           2002               2001
----------------------------------------------------------------------
Net sales                                  $  201.0           $  240.6
Gross margin %                                 18.6%              18.2%
Operating income                           $   15.1           $    7.2
Adjusted operating income(a)               $   15.0           $   11.6
Adjusted EBITDA(b)                         $   26.6           $   27.0
Provision for income taxes(c)              $    3.2           $    3.0
Equity in losses of and write-down of an
 investment in affiliated companies        $   (0.5)          $   (1.0)
Net loss                                   $   (3.6)          $  (12.8)
Diluted net loss per share                 $  (0.09)          $  (0.34)
----------------------------------------------------------------------

(a) Excludes business consolidation and restructuring expenses. As of January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill. Goodwill amortization was $3.3 million in the third quarter of 2001.
(b) Excludes business consolidation and restructuring expenses, litigation gain, gain on early retirement of debt, interest, taxes depreciation, amortization, and equity in losses of and write-down of an investment in affiliated companies.
(c) Reflects the impact of ceasing to record the tax benefits from U.S. operating losses commencing in the second quarter of 2001.

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

RESULTS OF OPERATIONS

     NET SALES: Net sales of $201.0 million for the third quarter of 2002 were $39.6 million, or 16.5%, lower than net sales of $240.6 million for the third quarter of 2001, reflecting a sharp reduction in sales to the commercial aerospace market. Net sales to the commercial aerospace market declined as build rates of commercial aircraft have been reduced as airline demand for new commercial aircraft has declined. Net sales to industrial markets during the third quarter of 2002 were slightly below the net sales earned in the same period a year ago. The reduction in sales to these two markets was partially offset by continued growth in revenues to the space and defense market. Net sales to the electronics market were essentially flat with those earned in the third quarter of 2001. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the third quarter of 2002 as in the third quarter of 2001, net sales for the third quarter of 2002 would have been $5.9 million lower, or $195.1 million, reflecting the weakening of the U.S. dollar.

     The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2002 and 2001, respectively:

                                                  UNAUDITED
                        -------------------------------------------------------------
                         COMMERCIAL                SPACE &
(IN MILLIONS)             AEROSPACE   INDUSTRIAL   DEFENSE     ELECTRONICS     TOTAL
-------------------------------------------------------------------------------------
THIRD QUARTER 2002
Reinforcements            $   11.5     $   23.8    $      -     $   14.2     $   49.5
Composites                    58.5         37.7        32.3            -        128.5
Structures                    19.0            -         4.0            -         23.0
-------------------------------------------------------------------------------------
  Total                   $   89.0     $   61.5    $   36.3     $   14.2     $  201.0
                                44%          31%         18%           7%         100%
-------------------------------------------------------------------------------------
THIRD QUARTER 2001(a)
Reinforcements            $   13.5     $   27.9    $      -     $   14.2     $   55.6
Composites                    89.6         34.0        31.7            -        155.3
Structures                    26.1            -         3.6            -         29.7
-------------------------------------------------------------------------------------
  Total                   $  129.2     $   61.9    $   35.3     $   14.2     $  240.6
                                53%          26%         15%           6%         100%
-------------------------------------------------------------------------------------

(a) The 2001 amounts have been reclassified for comparative purposes. See Note 12 to the accompanying condensed consolidated financial statements.

     Commercial aerospace net sales decreased 31.1% to $89.0 million for the third quarter of 2002, as compared to net sales of $129.2 million for the third quarter of 2001. This decrease in comparable third quarter sales reflects a reduction in commercial aircraft build rates by Airbus and Boeing during 2002. Boeing has indicated that it expects to deliver approximately 370 aircraft in 2002, down from 527 in 2001, while Airbus anticipates 2002 deliveries to be slightly lower than the 325 aircraft delivered in 2001. This guidance suggests that combined Boeing and Airbus commercial aircraft deliveries in 2002 will be about 20% lower than in 2001. As the Company delivers its products on average four to six months before its customers deliver their aircraft, it is now delivering against its customers' aircraft deliveries scheduled for the first half of 2003. While Boeing projects that its deliveries in 2003 will be reduced to a level between 270 and 290 aircraft, an approximate further 24% reduction, it has already reduced its manufacturing production levels to reflect the majority of the build rate reductions required to meet these reduced delivery levels. Airbus has indicated its 2003 deliveries and production will be in the order of 300 aircraft. Reflecting the forgoing, the Company continues to anticipate that commercial aerospace revenues will decline approximately 25-30% in 2002 compared to 2001. The public statements of Airbus and Boeing as to their anticipated 2003 commercial aircraft deliveries suggest that the Company's 2003 commercial aerospace sales will be in the range of 0 to 10% lower than in 2002.

     Construction of the first A380 aircraft has already commenced and the Company is now delivering materials for the manufacture of this aircraft. While the A380 is not expected to enter service until approximately 2006, the design of the plane indicates that it will be the largest commercial aerospace consumer of composite materials per aircraft. Almost 20% of its dry weight is expected to be from composites, a significant increase above the level found even in today's most advanced wide body aircrafts, the 777 and the A340-500/600.

     Industrial net sales of $61.5 million for the third quarter of 2002 were slightly below the $61.9 million earned in the third quarter of 2001, as the Company saw reduced demand during the quarter for its reinforcement products used in soft body armor. While sales of products for civilian soft body armor applications remained strong, sales to U.S. military applications declined in the quarter due largely to the timing of the release of contracts for military body armor program requirements and due to product transition within the military services. This creates some uncertainty for soft body armor sales over the next few quarters until the military services refine their plans and requirements. In addition to soft body armor applications, Hexcel's industrial market segment includes the Company's sales to a range of non aerospace product applications including architectural, automotive, recreation equipment, and wind energy applications.

     Space and defense net sales for the third quarter 2002 of $36.3 million were 2.8% higher than the third quarter of 2001 net sales of $35.3 million. Partially offsetting this increase are lower revenues from the depressed satellite and launch vehicle markets and the V-22 program. In general, sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Approved and projected defense procurement budgets in the United States and Europe support this outlook. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits that the Company will derive from these programs will depend upon which of these programs are funded and the extent of such funding. Of particular note, production of the V-22 (Osprey) in 2002 will be lower than 2001 as the aircraft goes through a series of tests and re-design. Production levels will depend on the progress made on program re-design and funding. The timing of these changes will influence the rate and timing of growth in the Company's sales to its space and defense market.

     Electronics net sales of $14.2 million for the third quarter of 2002 were the same as those earned in the third quarter of 2001. Revenues continue to be affected by a severe industry downturn in the global electronics market first seen in the first quarter of 2001 that has had a prolonged negative impact on the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. In addition, the migration of lower layer count printed wiring board production from the United States to Asia has continued and with excess industry production capacity, pricing remains under pressure. In these continuing industry conditions, the Company sees no evidence of a substantial near term recovery in this market. With the benefit of cost controls and the stabilization of the revenue base, the Company generated a modest, positive Adjusted EBITDA on electronics net sales for the quarter.

     GROSS MARGIN: Gross margin for the third quarter of 2002 was $37.3 million, or 18.6% of net sales, compared to gross margin of $43.8 million, or 18.2% of net sales for the third quarter of 2001. Reductions in factory fixed costs as part of the Company's restructuring programs have enabled the Company to stabilize its gross margin percentage despite a net sales decline of 16.5% when compared to the third quarter a year ago.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $18.5 million, or 9.2% of net sales, for the third quarter of 2002 compared with $27.7 million, or 11.5% of net sales, for the third quarter of 2001. Excluding the impact of the adoption of FAS 142 on goodwill amortization, SG&A expenses in the third quarter of 2001 were $24.4 million, or 10.1% of net sales. The lower SG&A expenses reported in the third quarter of 2002 reflect the benefits achieved as a result of the Company's restructuring programs. Goodwill amortization in the third quarter of 2001 was $3.3 million. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses for the third quarter of 2002 were $3.8 million, or 1.9% of net sales, compared with $4.5 million, or 1.9% of net sales, for the third quarter of 2001.

     OPERATING INCOME: Operating income was $15.1 million, or 7.5% of net sales, in the third quarter of 2002, compared with $7.2 million, or 3.0% of net sales, in the third quarter of 2001. Excluding a business consolidation and restructuring credit of $0.1 million in the third quarter of 2002 and business consolidation and restructuring expenses of $4.4 million in the third quarter of 2001, adjusted operating income was $15.0 million, or 7.5% of net sales, for the third quarter of 2002, compared with $11.6 million, or 4.8% of net sales for 2001. The $3.4 million aggregate increase in adjusted operating income reflects the reductions in SG&A and R&T expenses and the impact of the adoption of FAS 142 on goodwill amortization. Adjusted operating income in the third quarter of 2001 excluding goodwill amortization was $14.9 million, essentially equal to that achieved by the Company in the current quarter.

     INTEREST EXPENSE: Interest expense was $15.5 million for the third quarter of 2002, compared to $16.0 million for the third quarter of 2001. The $0.5 million reduction in interest expense year-on-year reflects the reductions in total debt in the last twelve months and the benefit of the reductions in the LIBOR interest rate, net of the increase in the spread over LIBOR that the Company pays on its advances under its Senior Credit Facility.

     GAIN ON EARLY RETIREMENT OF DEBT: During the third quarter of 2002, the Company recognized a $0.5 million gain on the early retirement of debt, related to the repurchase of $1.8 million of its 7% Convertible Subordinated Debentures Due 2011, in satisfaction of an annual sinking fund requirement. The debt was repurchased at market prices, which resulted in a gain. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     TAXES: The Company's tax provision of $3.2 million and $3.0 million in the third quarter of 2002 and 2001, respectively, was for taxes on European income. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability. (Refer to Note 13 to the accompanying condensed consolidated financial statements.)

     EQUITY IN LOSSES OF AFFILIATED COMPANIES: Equity in losses of affiliated companies was $0.5 million for the third quarter of 2002, primarily reflecting losses reported by the Company's joint ventures in China and Malaysia as they ramp up production of aerospace composite structures. For the third quarter of 2001, equity in losses of affiliated companies was $1.0 million. These losses by affiliates do not affect the Company's cash flows.

YEAR-TO-DATE RESULTS

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                           2002         2001
--------------------------------------------------------------------------------
Net sales                                                  $  644.3     $  770.3
Gross margin %                                                 18.9%        20.2%
Operating income                                           $   47.9     $   41.2
Adjusted operating income(a)                               $   48.6     $   53.2
Adjusted EBITDA(b)                                         $   83.7     $   99.3
Provision for income taxes(c)                              $    8.8     $    9.0
Litigation gain                                            $    9.8     $      -
Equity in earnings (losses) of and write-down of an
 investment in affiliated companies                        $   (8.5)    $    0.6
Net loss                                                   $   (7.5)    $  (19.9)
Diluted net loss per share                                 $  (0.19)    $  (0.53)
--------------------------------------------------------------------------------

(a) Excludes business consolidation and restructuring expenses and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement. As of January 1, 2002, the Company adopted FAS 142 and ceased amortizing goodwill. Goodwill amortization was $9.7 million in the nine months ended September 30, 2001.
(b) Excludes business consolidation and restructuring expenses, litigation gain, loss on early retirement of debt, interest, taxes depreciation, amortization, equity in earnings (losses) of and write-down of an investment in affiliated companies and compensation expenses recorded in the second quarter of 2001 associated with the former CEO's retirement.
(c) Reflects the impact of ceasing to record the tax benefits from U.S. operating losses beginning in the second quarter of 2001.

     NET SALES: Net sales for the nine months of 2002 were $644.3 million, a decrease of 16.4% when compared to the first nine months of 2001 net sales of $770.3 million, reflecting lower sales to the commercial aerospace and electronics markets. Net sales to the commercial aerospace market declined by 28.9% as build rates of commercial aircraft were reduced as airline demand for new commercial aircraft has declined. Net sales to the electronics market were 30.9% lower than in the first nine months of 2001 reflecting the on-going impact of the downturn in the global electronics industry that has impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. The Company first saw the sharp decline in demand from its electronics customers in the latter part of the first quarter of 2001. The reduction in sales to these markets was partially offset by continued growth in revenues to industrial and space and defense applications.

     The following table summarizes net sales to third-party customers by product group and market segment for the nine months ended September 30, 2002 and 2001, respectively:

                                                                    UNAUDITED
                                        -------------------------------------------------------------
                                         COMMERCIAL                 SPACE &
(IN MILLIONS)                            AEROSPACE    INDUSTRIAL    DEFENSE     ELECTRONICS    TOTAL
-----------------------------------------------------------------------------------------------------
FIRST NINE MONTHS 2002
 Reinforcements                           $  37.5      $  87.4    $       -       $  45.2     $ 170.1
 Composites                                 192.7        106.6         98.6             -       397.9
 Structures                                  64.6            -         11.7             -        76.3
-----------------------------------------------------------------------------------------------------
  Total                                   $ 294.8      $ 194.0    $   110.3       $  45.2     $ 644.3
                                               46%          30%          17%            7%        100%
-----------------------------------------------------------------------------------------------------
FIRST NINE MONTHS 2001
 Reinforcements                           $  42.5      $  81.3    $       -       $  65.4     $ 189.2
 Composites                                 290.8        105.3         92.6             -       488.7
 Structures                                  81.4            -         11.0             -        92.4
-----------------------------------------------------------------------------------------------------
   Total                                  $ 414.7      $ 186.6    $   103.6       $  65.4     $ 770.3
                                               54%          24%          13%            9%        100%
-----------------------------------------------------------------------------------------------------

     GROSS MARGIN: Gross margin for the nine months ending September 30, 2002 was $121.7 million, or 18.9% of net sales, compared to gross margin of $155.6 million, or 20.2% of net sales, for the same period in 2001. The $33.9 million decline in gross margin reflects the impact of the year-on-year sales declines in the commercial aerospace and electronics markets offset, in part, by reductions in factory fixed costs generated from the previously announced restructuring programs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses were $62.1 million, or 9.6% of net sales, for the first nine months of 2002 compared with $93.1 million, or 12.1% of net sales, for the first nine months of 2001. Excluding compensation expenses associated with the former CEO's retirement of $4.7 million in 2001 and the impact of the adoption of FAS 142 on goodwill amortization, SG&A expenses in 2001 were $78.7 million, or 10.2% of net sales. The net year-on-year reduction of $16.6 million, or 21.1%, reflects the impact of the Company's restructuring programs to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets. Goodwill amortization in the first nine months of 2001 was $9.7 million. (Refer to Note 2 to the accompanying condensed consolidated financial statements).

     RESEARCH AND TECHNOLOGY ("R&T") EXPENSES: R&T expenses for the first nine months of 2002 were $11.0 million, or 1.7% of net sales, compared with $14.0 million, or 1.8% of net sales, for the first nine months of 2001.

     OPERATING INCOME: Operating income for the first nine months of 2002 was $47.9 million, or 7.4% of net sales, compared with operating income of $41.2 million, or 5.3% of net sales, for the same period in 2001. Excluding business consolidation and restructuring expenses of $0.7 million and $7.3 million incurred in the first nine months of 2002 and 2001, respectively, and excluding $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, adjusted operating income was $48.6 million, or 7.5% of net sales for 2002, compared with $53.2 million, or 6.9% of net sales for 2001. The $4.6 million aggregate decline in adjusted operating income reflects the year-on-year decrease in gross margins offset, in part, by reductions in SG&A and R&T expenses and the impact of the adoption of FAS 142 on goodwill amortization. Adjusted operating income in the first nine months of 2001 excluding goodwill amortization was $62.9 million.

     LITIGATION GAIN: In the second quarter of 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

     INTEREST EXPENSE: Interest expense for the first nine months of 2002 was $48.4 million compared to $49.6 million for the first nine months of 2001. Included in interest expense in the first nine months of 2002 and 2001 was $1.8 million and $1.0 million, respectively, of fees and expenses incurred in connection to bank amendments. Excluding these fees and expenses, interest expense was $46.6 million for the first nine months of 2002 and $48.6 million for the first nine months of 2001. The $2.0 million reduction in interest expense year-on-year reflects the reductions in total debt in the last twelve months, the benefit of the reductions in the LIBOR interest rate, net of the increase in the spread over LIBOR that the Company pays on its advances under its Senior Credit Facility, offset, in part, by the impact of the issuance of $100.0 million of 9.75% Senior Subordinated Notes Due 2009 at the end of the second quarter of 2002.

     GAIN (LOSS) ON EARLY RETIREMENT OF DEBT: During the third quarter of 2002, the Company recognized a $0.5 million gain on the early retirement of debt, related to the repurchase of $1.8 million of its 7% Convertible Subordinated Debentures Due 2011, in satisfaction of an annual sinking fund requirement. The debt was repurchased at market prices, which resulted in a gain.

     The $3.1 million loss on early retirement of debt incurred in the second quarter of 2001 resulted from the retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% Convertible Subordinated Notes Due 2003 and the redemption of the entire principal amount of $25.0 million of the Company's outstanding Increasing Rate Senior Subordinated Note Due 2003 in connection with the Company's issuance of $100.0 million of 9.75% Senior Subordinated Notes due 2009. (Refer to Note 2 to the accompanying condensed consolidated financial statements.)

     TAXES: The Company's tax provision of $8.8 million for the first nine months of 2002 was for taxes on European income. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability. (Refer to Note 13 to the accompanying condensed consolidated financial statements.)

     EQUITY IN EARNINGS (LOSSES) OF AND WRITE-DOWN OF AN INVESTMENT IN AFFILIATED COMPANIES: Equity in losses of affiliated companies for the nine months ended September 30, 2002 was $8.5 million compared to equity in earnings of $0.6 million for the same period of 2001. The loss in the first nine months of 2002 reflects the impact of a $4.0 million write-down of an investment in an affiliated company, the impact of the electronics market decline on the Company's Asian electronics joint venture and losses reported by the Company's joint ventures in China and Malaysia as they ramp up production of aerospace composite structures. These losses by affiliates do not affect the Company's cash flows. (Refer to Note 7 to the accompanying condensed consolidated financial statements).

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

     A reconciliation of net loss to EBITDA and Adjusted EBITDA and a reconciliation of operating income to Adjusted operating income for the quarters and nine months ended September 30, 2002 and 2001 are as follows:

                                                        QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,      SEPTEMBER 30,
(IN MILLIONS)                                            2002      2001     2002     2001
------------------------------------------------------------------------------------------
Net loss                                               $ (3.6)   $(12.8)  $ (7.5)  $(19.9)
  Interest expense                                       15.5      16.0     48.4     49.6
  Provision for income taxes                              3.2       3.0      8.8      9.0
  Depreciation and amortization expense                  11.6      15.4     35.1     46.1
  Equity in (earnings) losses of and write-down of
    an investment in affiliated companies                 0.5       1.0      8.5     (0.6)
------------------------------------------------------------------------------------------
EBITDA                                                 $ 27.2    $ 22.6   $ 93.3   $ 84.2

  Business consolidation and restructuring expenses      (0.1)      4.4      0.7      7.3
  Litigation gain                                           -         -     (9.8)       -
  (Gain) loss on early retirement of debt                (0.5)        -     (0.5)     3.1
  Compensation expenses related to former CEO's
    retirement                                              -         -        -      4.7
------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                        $ 26.6    $ 27.0   $ 83.7   $ 99.3
------------------------------------------------------------------------------------------

Operating income                                       $ 15.1    $  7.2   $ 47.9   $ 41.2
  Business consolidation and restructuring expenses      (0.1)      4.4      0.7      7.3
  Compensation expenses related to former CEO's
    retirement                                              -         -        -      4.7
------------------------------------------------------------------------------------------
ADJUSTED OPERATING INCOME                              $ 15.0    $ 11.6   $ 48.6   $ 53.2
------------------------------------------------------------------------------------------

FINANCIAL CONDITION

     LIQUIDITY: As of September 30, 2002, the Company's total debt, net of cash, was $636.0 million, a decrease of $38.3 million from $674.3 million as of December 31, 2001. Net debt decreased during the first nine months of 2002 as the Company collected $11.1 million from Hercules, Inc. in satisfaction of a litigation judgment entered in favor of the Company, sold an ownership interest in an Asian electronics joint venture for $10.0 million, obtained a tax refund of $3.0 million, sold the Cleveland, Georgia facility for $0.9 million, and generated cash from operations primarily from the management of working capital. Furthermore, the decrease in total debt, net of cash, was after cash business consolidation and restructuring payments of $19.5 million, cash interest paid of $54.9 million, capital expenditures of $8.5 million, and a non-recurring payment to the estate of the former chief executive officer relating to deferred compensation and retirement benefits of $8.0 million. As of September 30, 2002, the Company had cash and cash equivalents of $16.2 million and available undrawn commitments under its Senior

Credit Facility of $83.5 million. Accrued business consolidation and restructuring expenses remaining to be paid in cash as of September 30, 2002 are estimated to approximate $15.4 million.

     The outstanding $46.9 million of the Company's 7% Convertible Subordinated Notes are due for redemption on August 1, 2003. The Company is actively pursuing several alternatives, including the issuance of equity, to finance this junior debt maturity as well as potentially reducing the total leverage of the Company. Depending upon the alternative selected, the redemption of the 7% convertible Subordinated Notes due August 1, 2003 may require the consent of the Company's Senior Credit Facility syndicate of banks and/or a majority of the holders of the Company's 9 3/4% Senior Subordinated Notes Due 2009. In addition, absent a refinancing, the Company will need to obtain a relaxation of its quarterly financial covenants under the Senior Credit Facility before the end of the first quarter of 2003 to accommodate its projected quarterly financial performance in 2003. Given its financial leverage, the Company's ability to comply with the financial covenants and other terms of any senior debt could be compromised in the future if its financial performance were to further deteriorate as a result of further declines in the general macroeconomic environment, or in key markets served by the Company, or by other unforeseen events. There is no assurance that the Company will complete any of the financing alternatives that it is pursuing, obtain any needed amendments and consents from its bank syndicate or bondholders, as to the terms on which any such financing amendments or consents might be obtained, or continue to comply with financial and other terms of any senior debt.

     CREDIT FACILITY: Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $320.8 million as of September 30, 2002, subject to certain limitations. These commitments consisted of funded term loans of $108.8 million, revolving credit and overdraft facilities of $182.0 million, and letter of credit facilities of $30.0 million. As of September 30, 2002, drawings under the revolving credit facility were $98.4 million leaving undrawn commitments under the facilities of $83.5 million. As of September 30, 2002, letters of credit issued under the facility approximated $24.0 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

     Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002. The 2002 revised, relaxed covenants were derived from the Company's 2002 business plan projections plus a modest cushion. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel has also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At September 30, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility.

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

     The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. As noted above, absent a refinancing, the Company will need to obtain a further amendment of the facility by the end of the first quarter of 2003 to accommodate its projected financial performance for that year.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $35.4 million for the first nine months of 2002 compared to net cash provided by operating activities of $24.4 million for the first nine months of 2001. Net cash provided by operating activities in the 2002 period results from operating income generated in the period, the cash receipt of $11.1 million from Hercules, Inc., resolving a litigation dispute and decreases in accounts receivable and inventories on a constant currency basis. The cash generated was offset, in part, by business consolidation and restructuring payments of $19.5 million and a non-recurring payment of $8.0 million to the estate of the former chief executive officer relating to accrued deferred compensation and retirement benefits. Net cash provided by operating activities for the first nine months of 2001 resulted from operating income, partially offset by business consolidation and restructuring payments of $5.4 million.

     INVESTING ACTIVITIES: Net cash provided by investing activities was $3.0 million for the nine months ended September 30, 2002. This compared with net cash used for investing activities of $30.4 million in the same period of 2001. The net cash generated by investing activities in the 2002 period reflects the receipt of $10.0 million in connection with the sale of an ownership interest in the Company's Asian electronics joint venture and net proceeds of $0.9 million for the sale of the Cleveland, Georgia facility, offset, in part, by capital expenditures of $8.5 million. Cash used in investing activities in the first nine months of 2001 of $30.4 million consists primarily of capital expenditures made in the period. The January 25, 2002 amendment to the Senior Credit Facility incorporates a planned level of capital expenditures of $25.0 million in 2002 as a limit for the year, while restricting them to $10.0 million in any one quarter of 2002. Within these limitations, the Company plans to continue its efforts toward process improvements, modest capacity additions, where necessary, and maintaining plant infrastructure.

     FINANCING ACTIVITIES: Net cash used for financing activities in the first nine months of 2002 was $35.2 million as the Company continued to use any excess cash generated to pay down Company indebtedness. Net cash provided by financing activities for the nine months ended September 30, 2001 was $16.5 million, as the Company had net borrowings from its Senior Credit Facility. On June 29, 2001, the Company issued $100.0 million of 9.75% Senior Subordinated Notes Due 2009, at a price of 98.5%. Net proceeds from the offering were used to redeem $67.5 million aggregate principal amount of the outstanding 7% Convertible Subordinated Notes Due 2003, and to pay the entire principal amount of $25.0 million of the Increasing Rate Senior Subordinated Note Due 2003. The refinancing reduced the Company's 2003 debt maturities from $114.4 million to $46.9 million. The Company incurred debt issuance costs of $3.5 million.

     FINANCIAL OBLIGATIONS AND COMMITMENTS: As of September 30, 2002, current maturities of notes payable and capital lease obligations were $63.3 million. Current maturities increased during the quarter reflecting the August 1, 2003 maturity of the Company's 7% Convertible Subordinated Notes. The Company is actively pursuing several alternatives, including the issuance of equity, to finance this junior debt maturity as well as potentially reducing its total leverage within the terms of its various debt indentures and financing agreements. There is no assurance that the Company will be able to affect any such refinancing on commercially reasonable terms, or at all.

     The Senior Credit Facility consists of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $98.4 million at September 30, 2002 are repayable in 2004. Term loan borrowings totaling $108.8 million at September 30, 2002 are repayable in installments through 2005. European credit and overdraft facilities provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility totaling $2.0 million at September 30, 2002 are primarily uncommitted facilities that are terminable at the discretion of the lenders.

     Total letters of credit issued and outstanding were $24.0 million as of September 30, 2002, of which $11.1 million was issued in support of a bank loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. While the letters of credit issued on behalf of the Company will expire under their terms in 2002 and 2003, most, if not all, will be re-issued.

     Hexcel is contingently liable to pay Dainippon Ink and Chemicals, Inc ("DIC") up to $2.3 million with respect to DIC-Hexcel Limited's bank debt. DIC-Hexcel Limited, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Komatsu, Japan, produces and sells pre-pregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.

     The following table summarizes the maturities of financial obligations and expiration dates of commitments for the remaining three months of 2002 and for the years ended 2003 through 2006 and thereafter:

(IN MILLIONS)                            2002      2003      2004      2005      2006    Thereafter   TOTAL
-----------------------------------------------------------------------------------------------------------
Senior Credit Facility                $   2.0   $   8.6   $ 140.8   $  55.8   $     -    $     -    $ 207.2
European credit and overdraft
  Facilities                              2.0         -         -         -         -          -        2.0
9.75% Senior subordinated notes             -         -         -         -         -      340.0      340.0
7.0% Convertible subordinated notes         -      46.9         -         -         -          -       46.9
7.0% Convertible subordinated
  debentures                                -         -       1.8       1.8       1.8       17.3       22.7
Capital leases                            1.8       6.0       6.5       7.0      10.7        2.6       34.6
-----------------------------------------------------------------------------------------------------------
  SUBTOTAL                                5.8      61.5     149.1      64.6      12.5      359.9      653.4
Operating leases                          0.8       2.4       2.1       1.9       1.4        2.5       11.1
-----------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL OBLIGATIONS           $   6.6   $  63.9   $ 151.2   $  66.5   $  13.9    $ 362.4    $ 664.5
-----------------------------------------------------------------------------------------------------------

Letters of credit                     $  16.5   $   7.5   $     -   $     -   $     -    $     -    $  24.0
Other commitments                           -       2.3         -         -         -          -        2.3
-----------------------------------------------------------------------------------------------------------
TOTAL COMMITMENTS                     $  20.2   $   6.1   $     -   $     -   $     -    $     -    $  26.3
-----------------------------------------------------------------------------------------------------------

     The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance, conditions in the financial markets and the terms of its various debt agreements. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its

Senior Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. In addition, the Company may need to refinance or amend all or a substantial portion of its indebtedness on or before maturity.

     For further information regarding the Company's financial resources, obligations and commitments see Note 5 to the accompanying condensed consolidated financial statements and Notes 8 and 16 to the consolidated financial statements of the 2001 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In accordance with FAS 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of the reporting unit's fair value to its carrying value. Impairment occurs if the carrying value of goodwill at the reporting unit level exceeds its fair value. Fair value may be determined using traditional valuation techniques including discounted cash flow analyses, market value comparables or other appropriate methods. Events or changes in circumstances, such as market conditions, could significantly impact fair values and require adjustments to recorded asset balances in the future. In addition, pursuant to FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption. While the Company adopted FAS 142 as of January 1, 2002 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company, and if events and circumstances occur which may reduce the fair values of recorded assets. For the third quarter and first nine months of 2001, the Company's reported results of operations reflected amortization expense of $3.3 million and $9.7 million, respectively.

     In order to more effectively manage the medical costs of the Company, effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees. The program includes "stop loss" insurance, which caps the Company's risk at $250,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company. Included in the condensed consolidated results of operations for third quarter and first nine months of 2002 is the Company's best estimate of the costs of the program based upon actuarial assumptions and the Company's claim experiences. Assumptions used in these computations will be reviewed periodically throughout the year. Any required adjustments to the expense accrual rates will be made as appropriate.

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

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace build rates and aircraft deliveries, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket;
(c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs including the V-22 (Osprey) in 2002 and beyond; (d) expectations regarding the timing of the recovery of demand for electronics fabrics used in printed wiring boards ; (e) expectations regarding the demand by civil and military customers for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2001; (h) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (i) expectations regarding working capital trends and capital expenditures; (j) the requirement to obtain a relaxation of the 2003 quarterly financial covenants under the Senior Credit Facility; (k) the evaluation of alternatives to finance the maturity of the 7% Convertible Subordinated Notes due August 1, 2003 and the potential to reduce total leverage; and (l) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

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

     The Company attempts to net individual exposures, when feasible, taking advantage of natural offsets. In addition, the Company may employ interest rate cap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading or speculative purposes.

INTEREST RATE RISKS

     The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate interest rate risks, the Company entered into a four-year interest rate cap agreement in 1998. This agreement provided for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract as of September 30, 2002 and December 31, 2001, along with hedge ineffectiveness for the quarters and nine months ended September 30, 2002 and 2001, were not material. The interest rate cap agreement expired on October 29, 2002.

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

     Hexcel attempts to net individual currency positions at its various European operations, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to mitigate net currency exposures resulting from specifically identified transactions. These contracts are not designated as hedges for accounting purposes, and gains or losses on these contracts would be recorded immediately in the Company's consolidated statements of operations. Consistent with the nature of the economic hedge provided by such contracts, any gains or losses on these contracts would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged. Such gains and losses have not been material.

     A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British Pound Sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $64.7 and $83.9 at September 30, 2002 and December 31, 2001, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and nine months ended September 30, 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income" was a loss of $0.1 million and a gain of $6.6 million, respectively. Over the next twelve months, approximately $0.7 million of other comprehensive gains are expected to be reclassified into earnings as the hedged sales are recorded.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made know to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

(a) EXHIBITS:

     EXHIBIT NO.                            DESCRIPTION

     99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated July 24, 2002, relating to the Company's second quarter 2002 financial results.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEXCEL CORPORATION


       November 14, 2002                          /s/ William J. Fazio
            (Date)                     -----------------------------------------
                                                    William J. Fazio
                                                Corporate Controller and
                                                Chief Accounting Officer

                                 CERTIFICATIONS

I, David E. Berges, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hexcel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       November 14, 2002                          /s/ David E. Berges
            (Date)                     -----------------------------------------
                                                    David E. Berges
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer

I, Stephen C. Forsyth, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hexcel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       November 14, 2002                         /s/ Stephen C. Forsyth
            (Date)                    -----------------------------------------
                                                    Stephen C. Forsyth
                                               Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION

99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.