Form 10-K
period 2002-12-31
HEXCEL CORP /DE/
filed 2003-03-03
CIK 717605

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002 or
☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number 1-8472K

Hexcel Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-1109521 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

        The aggregate market value as of June 30, 2002 of voting common stock held by non-affiliates of the registrant: $102,107,859

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 25, 2003
COMMON STOCK	39,944,962

Documents Incorporated by Reference:
Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein)—Part III.

PART I

ITEM 1. Business.

General Development of Business

        Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and its subsidiaries (herein referred to as "Hexcel" or "the Company"), is the world's leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, space and defense, electronics, and industrial markets. The Company's products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, window blinds and a wide variety of recreational equipment.

        The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia, Australia and South America. The Company is also an investor in six joint ventures, three of which manufacture and market reinforcement products in Europe, Asia and the United States; one of which manufactures and markets composite materials in Japan; and two of which manufacture composite structures and interiors in Asia.

Significant Transactions

Refinancing of the Company's Capital Structure

        On December 18, 2002, Hexcel announced that it entered into definitive agreements providing for a new equity financing through the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon the closing of the transactions, the total number of Hexcel's outstanding common shares including shares issuable upon conversion of both of the new series convertible preferred stocks is expected to increase from approximately 38.4 million shares to approximately 88.2 million shares.

        Hexcel agreed to issue 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks will be mandatorily redeemable on January 22, 2010. Both preferred stocks will be convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of such common stock for any period of 60 consecutive trading days ending after the third anniversary of the original issuance date of the convertible preferred stock exceeds $9.00 per share. The preferred stocks will be entitled to vote on an as converted basis with Hexcel's common stock. The series A preferred stock will accrue dividends at a rate of 6% per annum following the third anniversary of the issuance, which dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock will not accrue dividends. After giving effect to the issuances, the Berkshire/Greenbriar Investors will own approximately 35.2% of Hexcel's outstanding voting securities.

        Hexcel has separately agreed to issue 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to affiliates of Goldman Sachs (the "Goldman Sachs Investors"), who currently own approximately 37.8% of Hexcel's outstanding common stock, for a cash payment of approximately $47.1 million. This issuance of preferred stock will enable Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel's voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.

        At the closing of the transactions, Hexcel and the Berkshire/Greenbriar Investors will enter into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement will require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement will also prohibit the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar Investors and Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

        The $125.0 million equity investment is subject to customary closing conditions, including regulatory approvals and the approval of Hexcel's stockholders, as well as, a refinancing of its existing senior credit facility for a term of four or more years with certain threshold maturity and covenant requirements. If this equity investment were not to be completed before the end of the first quarter of 2003, the Company would require further amendment of the financial covenants under its existing senior credit facility, and if the equity investment were not to be completed at all, would need to arrange financing for the maturity of its 7% convertible subordinated notes, due August 1, 2003. While the Company believes that it will successfully complete the $125.0 million equity investment, there can be no assurances that the transaction will be completed.

        On February 14, 2003, a proxy statement was mailed to Hexcel's shareholders of record as of February 12, 2003, to solicit the vote of these shareholders and, among other things, to approve the issuance of the new preferred stocks and the common stock issuable upon the conversion of the preferred stocks. The special meeting of shareholders is scheduled to be held on March 18, 2003. The Company is negotiating the terms of new senior debt financings that, together with a portion of the proceeds from the sale of the preferred stocks, will refinance the senior credit facility as required by the terms of the equity investment. The new senior debt financings will include an asset based revolving credit facility that will have at least $30.0 million of undrawn availability at the closing of the transactions. Hexcel intends to close the equity transactions and the related refinancings shortly after the special meeting of shareholders, although there can be no assurance as to whether and when these transactions will close.

        The Company has a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing debt agreements. The Company also requires an amendment of its senior credit facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all debt has been classified as current at December 31, 2002.

        The proceeds from the preferred stock issuances will be used to reduce Hexcel's bank debt and to provide for the repayment in August 2003 of its 7% convertible subordinated notes, due 2003. With the redemption of the 7% convertible subordinated notes, due 2003, and the refinancing of the outstanding indebtedness under the senior credit facility, the Company will have addressed its largest debt maturities (described in Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K) for the next four years and will have adequate financing to accommodate its projected financial performance. Management believes that these actions, when completed, will likely resolve the uncertainty described above.

Narrative Description of Business and Business Segments

        Hexcel is a vertically integrated manufacturer of products within a single industry: Advanced Structural Materials. Hexcel's advanced structural materials business is organized around three strategic business segments: Reinforcements, Composites and Structures.

        As part of the Company's November 2001 restructuring program, effective January 1, 2002, management responsibility for the Company's carbon fiber product line was transferred to the Composites business segment. As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcements segment to the Composites segment. The Company also changed the names of its business segments to Reinforcements, Composites and Structures. The Company's three business segments were previously known as Reinforcement Products, Composite Materials and Engineered Products. Results for the years ended December 31, 2001 and 2000 have been reclassified for comparative purposes.

Reinforcements

        The Reinforcements business segment manufactures and markets industrial fabrics and other specialty reinforcement products. The following table identifies the Reinforcements business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS		PRIMARY END-USE
REINFORCEMENTS	Industrial Fabrics and Specialty Reinforcements	•	Structural materials/components used in aerospace, wind energy, automotive, marine, recreation and other industrial applications
		•	Raw materials for prepregs and honeycomb
		•	Soft body armor and other security applications
		•	Electronic applications, including printed wiring board substrates
		•	Window screens and blinds
		•	Civil engineering and construction applications

        Industrial Fabrics and Specialty Reinforcements:    Industrial fabrics and specialty reinforcements are made from a variety of fibers, including several types of fiberglass as well as carbon, aramid, quartz, ceramic and other specialty fibers. These reinforcement products are sold to third-party customers for use in a wide range of applications, including a variety of structural materials and components used in aerospace, wind energy, marine, recreation and other industrial applications, soft body armor and other security products, printed wiring boards, window screens and other architectural products. They are also used internally to manufacture prepregs and other composite materials.

Reinforcements
KEY CUSTOMERS	MANUFACTURING FACILITIES
Armor Holdings	Anderson, SC
Composites One	Decines, France
Cytec Engineered Materials	Les Avenieres, France
DHB Industries	Seguin, TX
Endicott Interconnect Technologies	Statesville, NC
Isola Laminate Systems	Washington, GA
Nelco
Piad
Second Chance Body Armor

        The Reinforcements business segment's net sales to third party customers were $217.9 million in 2002, $245.7 million in 2001 and $331.7 million in 2000, which represented approximately 26%, 25% and 32% of the Company's net sales, respectively. In addition, approximately 24%, 27% and 20% of the Company's total production of reinforcement products was used internally to manufacture composite materials in 2002, 2001 and 2000, respectively.

        The Company also has equity ownership interests in three joint ventures in the Reinforcements business segment: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan—a 50% interest in Nittobo Asahi Glass and 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

        In 2002, the Company agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003.

Composites

        The Composites business segment manufactures and markets carbon fibers, prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels, fiber reinforced thermoplastics, sheet moulding compounds, polyurethane systems and laminates.

        The following table identifies the Composites business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS		PRIMARY END-USE
COMPOSITES	Carbon Fibers	•	Raw materials for industrial fabrics and prepregs
		•	Filament winding for various space, defense and industrial applications
	Prepregs	•	Composite structures
		•	Commercial and military aircraft components
		•	Satellites and launchers
		•	Aeroengines
		•	Wind turbine rotor blades
		•	Yachts, trains and motor racing vehicles
		•	Skis, snowboards, hockey sticks, tennis rackets and bicycles
	Structural Adhesives	•	Bonding of metals, honeycomb and composite materials
		•	Aerospace, ground transportation and industrial applications
	Honeycomb,	•	Composite structures and interiors
	Honeycomb Parts &	•	Semi-finished components used in:
	Composite Panels		Helicopter blades
Aircraft surfaces (flaps, wing tips, elevators and fairings) High-speed ferries, truck and train components Automotive components and impact protection

        Carbon Fibers:    Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain reinforcements and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as "prepregs") and used in filament winding and advanced fiber placement to produce various other composite materials. Key product applications include structural components for commercial and military aircraft and space launch vehicles, as well as certain other applications such as recreational equipment.

        Prepregs:    HexPly® prepregs are manufactured for sale to third party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

        Other Fiber-Reinforced Matrix Materials:    New fiber reinforced matrix developments include HexMC®, a carbon fiber/epoxy sheet moulding compound that enables small to medium sized composite components to be mass produced. Hexcel's HexFIT™ film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables large contoured composite structures, such as wind turbine blades, to be manufactured. Resin Film Infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

        Structural Adhesives:    Hexcel designs and markets a comprehensive range of Redux® film adhesives and a newly launched range of Redux paste adhesives. These structural adhesives, which bond metal to metal, composites and honeycomb structures, are widely used in the aerospace industry and for many industrial applications.

        Honeycomb, Honeycomb Parts and Composite Panels:    HexWeb® honeycomb is a unique, lightweight, cellular structure generally composed of hexagonal nested cells. The product is similar in appearance to a cross-sectional slice of a beehive. Honeycomb is primarily used as a lightweight core material and is a highly efficient energy absorber. When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

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

        Aerospace is the largest market for honeycomb products. Hexcel also sells honeycomb for non-aerospace applications including high-speed trains and mass transit vehicles, automotive parts, energy absorption products, marine vessel compartments, portable shelters, business machine cabinets and other industrial uses. In addition, the Company produces honeycomb for its Structures business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (OEMs).

Composites
KEY CUSTOMERS	MANUFACTURING FACILITIES
Alenia	Burlington, WA
Alliant Techsystems	Casa Grande, AZ
BAE Systems	Dagneux, France
Boeing	Decatur, AL
Bombardier	Duxford, England
CFAN	Linz, Austria
Cytec Engineered Materials	Livermore, CA
Durakon Industries	Parla, Spain
EADS (Airbus)	Pottsville, PA
Embraer-Empresa	Salt Lake City, UT
GKN	Welkenraedt, Belgium
Lockheed Martin
Northrop Grumman
United Technologies
Vestas

        The Company operates sales offices in the United States located in Bedford, Texas; Danbury, Connecticut; Dublin, California; Redmond, Washington; and Novi, Michigan. In Europe, the Company operates sales offices at its manufacturing sites as well as Pasching, Austria; Stade, Germany; and

Saronno, Italy. The Company also operates sales offices in Melbourne, Australia; Shanghai, China; and Sao Paulo, Brazil.

        The Composites business segment's net sales to third party customers were $532.4 million in 2002, $638.8 million in 2001 and $594.5 million in 2000, which represented approximately 62%, 63% and 56% of the Company's net sales, respectively. Net sales for Composites are highly dependent upon commercial aircraft build rates as further discussed under the captions "Significant Customers," "Markets", and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, about 3% of the Company's total production of composite materials is sold internally to the Reinforcements and Structures business units.

        The Company also owns a 45% equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc. This Composites joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and Dainippon Ink and Chemicals, Inc.

Structures

        The Structures business segment manufactures and markets composite structures primarily for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques. Composite structures include such items as flap track fairings, engine cowls, wing panels and other aircraft components.

        The following table identifies the Structures business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USE
STRUCTURES	Composite Structures	• Aircraft structures and finished aircraft components, including: Flap track fairings Engine cowls Wing panels Flight deck panels Door liners

        The Structures business segment's net sales to third party customers were $100.5 million in 2002, $124.9 million in 2001 and $129.5 million in 2000, which represented approximately 12% of the Company's net sales in each year.

        In April 2000, the Company sold its Bellingham aircraft interiors business. This business was responsible for the design, engineering and manufacture of commercial aircraft interior components and systems for airline refurbishment applications. After giving effect to the disposition of the Bellingham aircraft interiors business as if the transaction occurred at the beginning of 2000, net sales would have been $110.6 million in 2000.

Structures
KEY CUSTOMERS	MANUFACTURING FACILITY
Boeing	Kent, WA
EADS (Airbus)
Mitsubishi Heavy Industries
Raytheon Company

        In addition, Hexcel has equity ownership interests in two joint ventures in the Structures business unit: BHA Aero Composite Parts Co., Ltd. ("BHA Aero") and Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"). In 1999, Hexcel formed BHA Aero with Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China. Also in 1999, Hexcel formed Asian Composites with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began manufacturing and shipping products during the second half of 2001, while BHA Aero began shipping composite structures in the first half of 2002.

Financial Information About Business Segments and Geographic Areas

        Financial information and further discussion of Hexcel's business segments and geographic areas, including external sales and long-lived assets, are contained throughout the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

        Approximately 22%, 23% and 20% of Hexcel's 2002, 2001 and 2000 net sales, respectively, were to The Boeing Company ("Boeing") and related subcontractors. Of the 22% of sales to Boeing and its subcontractors in 2002, 17% and 5% related to commercial aerospace and space and defense market applications, respectively. Approximately 15%, 16% and 13% of Hexcel's 2002, 2001 and 2000 net sales, respectively, were to EADS, including the business division Airbus Industrie ("Airbus"), and its subcontractors. Of the 15% of sales to EADS and its subcontractors in 2002, 13% and 2% related to commercial aerospace and space and defense market applications, respectively.

Markets

        Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2002	2001	2000
Net Sales by Market (a)
Commercial aerospace	46%	53%	49%
Industrial	30	25	22
Space and defense	17	14	12
Electronics	7	8	17

Total	100%	100%	100%

Net Sales by Geography (b)
United States	50%	52%	57%
U.S. exports	6	7	5
International	44	41	38

Total	100%	100%	100%

  (a)
  Net Sales by Market have been restated in 2001 and 2000 for comparative purposes. Refer to Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

  (b)
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

        Commercial aerospace activity fluctuates in relation to two principal factors. First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity. The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. These rates, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities, as well, as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines for higher payloads and more fuel-efficient aircraft, which in turn is influenced by the price of fuel.

        Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing and Airbus declined by 48% from 1992 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft. Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 aircraft in 1999. Combined aircraft deliveries declined to 684 aircraft in 2002.

        In light of the tragic events that occurred on September 11, 2001 and the negative impact on the commercial aerospace market, Boeing and Airbus significantly reduced their build rates for 2002 and 2003 from rates previously expected. Build rates are the number of aircraft the aircraft manufacturer plans to produce. They may differ from deliveries when the manufacturer is increasing or reducing its inventories of finished aircraft. This often happens when there are significant increases or reductions in demand for commercial aircraft. The impact of these changes on Hexcel will be influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production. The dollar value of Hexcel's materials varies by aircraft type—twin aisle aircraft use more Hexcel materials and products than narrow body aircraft and newer designed aircraft use more Hexcel materials than older generations. On average, Hexcel delivers products into the supply chain about six months prior to aircraft delivery. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. With the impact of the changes in demand for commercial aircraft in 2001, our commercial aerospace revenues declined approximately 27% in 2002 compared with 2001.

        Set forth below are historical deliveries as published by Boeing and Airbus:

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Boeing (including McDonnell Douglas)	573	409	311	256	271	375	559	620	489	527	381
Airbus	157	138	127	124	126	182	229	294	311	325	303

Total	730	547	438	380	397	557	788	914	800	852	684

Industrial Markets

        Hexcel has focused its participation in industrial markets in areas where the application of advanced structural material technology offers significant benefits to the end user. As a result, the Company has chosen to focus on select opportunities where high performance is the key product criterion. Future opportunities and growth depend primarily upon the success of the individual programs and industries in which the Company has elected to participate. Within industrial markets, key applications include surface transportation (automobiles, mass transit and high-speed rail and marine applications), wind energy, soft body armor, recreational equipment (i.e. snowboards, tennis rackets, hockey sticks and bicycles) and civil engineering. Hexcel's participation in these markets is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology in its industrial markets.

Space and Defense

        The space and defense markets have historically been innovators in and sources of significant demand for advanced structural materials. The aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the United States and certain European governments, that utilize advanced structural materials. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopter programs. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Tiger and NH90 helicopters. In addition, there are new programs in development such as the RAH-66 Comanche, the Joint Strike Fighter and the A400M military transport that may enter production later in the decade. The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.

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

Electronics

        The Company is one of the largest producers of high-quality, lightweight fiberglass fabric substrates used in the fabrication of multilayer printed wiring boards, which are integral to most advanced electronic products, including computers, networking equipment, telecommunications equipment, advanced cable television equipment, and automotive equipment. In addition to its wholly-owned U.S. and European businesses, the Company has ownership positions in the Interglas and Asahi-Schwebel joint ventures. Interglas and Asahi-Schwebel are manufacturers of similar products in Europe, Japan and Southeast Asia.

        Starting in the first quarter of 2001, the industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass fabric substrates. As the downturn continued through 2001, competition intensified for the business that remained and pricing pressure increased. Depressed conditions in this sector have continued through 2002 and into 2003. Meanwhile, import quotas limiting Asian imports of fiberglass fabrics into the United States expired at the end of 2001 and the migration of lower layer count printed wiring board production to Asia has continued. Given excess production capacity throughout the industry, pricing remains under pressure. With these continuing industry conditions, the Company sees no evidence of a near-term recovery in this market.

        Further discussion of Hexcel's markets and customers, including certain risks, uncertainties and other factors with respect to "forward-looking statements" about those markets and customers, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

        In recent years, Hexcel's customers have increasingly demanded shorter order lead times and "just-in-time" delivery performance. While the Company has many multi-year contracts with its major aerospace customers, most of these contracts specify the proportion of the customers' requirements that will be supplied by the Company and the terms under which the sales will occur, not the specific quantities to be procured. The Company's electronic and industrial customers have always desired to order their requirements on as short a lead-time as possible. The Company has recognized that over the last few years the twelve-month order backlog is no longer a meaningful trend indicator and, as a result, ceased monitoring it in the management of the business in 1999.

Raw Materials and Production Activities

        Due to the vertically integrated nature of Hexcel's operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and engineered products, as well as the polyacrylonitrile ("PAN") precursor material used in the manufacture of carbon fibers. Although the Company purchases most of the raw materials used in production from third parties, it consumed internally approximately 50% and 25% of its carbon fiber and industrial fabric production, respectively, in 2002. Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on the Company's consolidated results of operations.

        Hexcel's production activities are generally based on a combination of "make-to-order" and "make-to-forecast" production requirements. The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.

Research and Technology; Patents and Know-How

        Hexcel's Research and Technology ("R&T") departments support the Company's businesses worldwide. Through R&T activities, the Company maintains expertise in chemical formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to the Company's worldwide business base. Additionally, Hexcel's R&T function performs a limited amount of contract research and development in the United States and Europe for strategically important customers and government agencies in other areas, such as carbon fiber, ceramics, high temperature polymers, advanced textiles, and composite structures manufacturing and testing.

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

        Hexcel spent $14.7 million for research and technology in 2002, $18.6 million in 2001 and $21.2 million in 2000. These expenditures were expensed as incurred. Although the Company reduced its level of research and technology spending in 2002, it will continue to maintain its high standard of customer service and make strategic investments in research and technology, as it deems appropriate.

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

Employees

        As of December 31, 2002, Hexcel employed 4,245 full-time employees, 2,448 in the United States and 1,797 internationally. The number of full-time employees has declined from 5,376 and 6,072 as of December 31, 2001 and 2000, respectively, primarily due to Hexcel's business consolidation and restructuring programs. The Company's business consolidation and restructuring programs included the right-sizing of the Company in response to the forecasted reductions in commercial aircraft production, the continued weakness in the electronics market and the closure of manufacturing facilities. For further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 4 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Other Information

        The Company's internet address is www.hexcel.com. The Company makes available, free of charge through its internet website, its Form 10-K's, 10-Q's and 8-K's, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 2. Properties

        Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut. The Company's research and technology administration and principal laboratories are located in Dublin, California; Duxford, United Kingdom; and Les Avenieres, France.

        The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

Manufacturing Facilities

Facility Location	Approximate Square Footage	Business Segment	Principal Products
United States:
Anderson, South Carolina	432,000	Reinforcements	Industrial Fabrics
Burlington, Washington	73,000	Composites	Honeycomb Parts
Casa Grande, Arizona	307,000	Composites	Honeycomb and Honeycomb Parts
Decatur, Alabama	159,000	Composites	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	573,000	Structures	Composite Structures
Livermore, California	141,000	Composites	Prepregs
Pottsville, Pennsylvania	134,000	Composites	Honeycomb Parts
Salt Lake City, Utah	457,000	Composites	Carbon Fibers; Prepregs
Seguin, Texas	204,000	Reinforcements	Industrial Fabrics; Specialty Fabrics
Statesville, North Carolina	553,000	Reinforcements	Electronic Fabrics; Industrial Fabrics
Washington, Georgia	160,000	Reinforcements	Electronic Fabrics; Industrial Fabrics
International:
Dagneux, France	130,000	Composites	Prepregs
Decines, France	90,000	Reinforcements	Industrial Fabrics; Specialty Fabrics
Duxford, United Kingdom	440,000	Composites	Prepregs; Honeycomb and Honeycomb Parts
Les Avenieres, France	411,000	Reinforcements	Electronic Fabrics; Industrial Fabrics; Specialty Fabrics
Linz, Austria	163,000	Composites	Prepregs
Parla, Spain	43,000	Composites	Prepregs
Welkenraedt, Belgium	223,000	Composites	Honeycomb and Honeycomb Parts

        Hexcel leases the facilities located in Anderson, South Carolina; Washington, Georgia; Statesville, North Carolina; and the land on which the Burlington, Washington, facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France. The remaining facilities are owned by the Company.

        The facilities located in Burlington, Washington; Casa Grande, Arizona; Decatur, Alabama; Dublin; California; Kent, Washington; Livermore, California; Pottsville, Pennsylvania; Salt Lake City,

Utah; and Seguin, Texas are subject to mortgages in support of the bank syndicate that provides the Company with its senior credit facility.

ITEM 3. Legal Proceedings

        Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, employment, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

        The Company believes that it has meritorious defenses and is taking appropriate actions against such matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, the Company believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration its existing insurance coverage and amounts already provided for, will not have a material adverse impact on the Company's consolidated results of operations, financial position or cash flows.

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

        Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties ("PRPs"). The Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material.

        Pursuant to the New Jersey Industrial Sites Recovery Act, Hexcel signed an administrative consent order and later entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

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

        At its Livermore, California facility, Hexcel has received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District. Hexcel has investigated and corrected the issues, and has cooperated with the District.

        The Company's estimate of its liability as a PRP, of the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites and for any fines and penalties that may be assessed relating to the Livermore, California notices of violation is accrued in its consolidated balance sheets.

Other Proceedings

        Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. Toho Tenax Co. Ltd., one of their subsidiaries and one of their employees have been indicted for obstruction of justice; Toho and its subsidiary pleaded guilty to obstruction of justice and received a combined fine of $500,000. No other indictments have been issued in the case to date. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

        In 1999, Hexcel was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)). The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The Court has granted the Plaintiff's motion to certify the class. Discovery is continuing. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

        Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, with similar allegations (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et. al., First Amended Complaint filed October 15, 2002, United States District Court, Central District of California, Southern Division, SACV 02-911 DOC (MLGX)). The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

        The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The California cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The California cases are Lazio v. Amoco Polymers Inc., et.al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et.al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et.al., filed October 4, 2001; Elisa Langsam v Newport Adhesives and Composites, Inc, et al., filed October 4, 2001; Jubal Delong et al. v Amoco Polymers, Inc. et al., filed October 26, 2001; and Louis V. Ambrosio

v Amoco Polymers, Inc. et. al., filed October 25, 2001. The Massachusetts case is Ostroff v. Newport Adhesives and Composites, Inc. et. al., filed June 7, 2002 in the Superior Court Department of the Trial Court of Middlesex, Massachusetts, Civil Action No. 02-2385. The Company is not in a position to predict the outcome of these lawsuits, but believes that the lawsuits are without merit as to the Company.

        In 1999, a qui tam case was filed under seal by executives of Horizon Sports Technologies, Inc. alleging that Boeing and other prime contractors to the United States Government and certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent because the defendants knew of the alleged conspiracy to fix prices of carbon fiber and carbon prepreg described in the above cases (Beck, on behalf of the United States of America, v. Boeing Defense and Space Group, Inc., et. al., filed July 27, 1999, in the United States District Court for the Southern District of California, Civil Action No. 99 CV 1557 JM JAH). The case was unsealed in 2002 when the U.S. advised that it was unable to decide whether to intervene in the case based on the information available to it at that time and the Relators served the Company and other defendants. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 23 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

        Hexcel did not declare or pay any dividends in 2002, 2001 or 2000. The payment of dividends is generally prohibited under the terms of certain of the Company's debt agreements.

        On February 25, 2003, there were 1,363 holders of record of Hexcel common stock.

ITEM 6. Selected Financial Data

        The information required by Item 6 is contained on page 34 of this Annual Report on Form 10-K under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by Item 7 is contained on pages 35 to 63 of this Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information required by Item 7A is contained under the heading "Market Risks" on pages 59 to 61 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Consolidated Financial Statements and Supplementary Data

        The information required by Item 8 is contained on pages 64 to 112 of this Annual Report on Form 10-K under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The Report of the Independent Accountants is contained on page 66 of this Annual Report on Form 10-K under the caption "Report of Independent Accountants" and is incorporated herein by reference.

ITEM 9. Changes In and Disagreements With Independent Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant:

        The information required by Item 10 will be contained in Hexcel's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002. Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

        The information required by Item 11 will be contained in Hexcel's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange

Commission within 120 days after the close of the fiscal year ended December 31, 2002. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 will be contained in Hexcel's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002. Such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

        The information required by Item 13 will be contained in Hexcel's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002. Such information is incorporated herein by reference.

ITEM 14. Controls and Procedures

        As of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.
1. Financial Statements

  The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Accountants are listed on page 64 of this Annual Report on Form 10-K and are incorporated herein by reference.

  2.
  Financial Statement Schedules

  The financial statement schedule and the report of independent accountants required by Item 15(a)(2) are listed on page 64 of this Annual Report on Form 10-K and are incorporated herein by reference.

b.
Reports on Form 8-K

  Current Report on Form 8-K dated October 23, 2002, relating to third quarter of 2002 financial results.

  Current Report on Form 8-K dated December 20, 2002, relating to announcement of signed agreements to issue equity securities and planned refinancing of existing senior credit facility.

c.
Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement dated March 31, 2000 between Hexcel Corporation and Britax Cabin Interiors, Inc. (incorporated herein by reference to Exhibit 2.1 to Hexcel's Current Report on Form 8-K dated May 10, 2000).
3.1	Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 1 to Hexcel's Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).
3.2	Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.2 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
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
10.4(c)*
Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.4(d)*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002.
10.5*	Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
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
10.7*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.8*	Form of Employee Option Agreement (2003).
10.9*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.10*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11*
Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12*
Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.13*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.14*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).
10.15*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).
10.16*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.17*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.18*	Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).
10.19*	Form of Retainer Fee Option Agreement for Non-Employee Directors (2003).
10.20*
Form of Retainer Fee Option Agreement for Non-Employee Directors (2000) (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.21*
Form of Retainer Fee Option Agreement for Non-Employee Directors (1999) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.22*
Form of Retainer Fee Option Agreement for Non-Employee Directors (1998) (incorporated herein by reference to Exhibit 10.11 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.23*
Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.24*	Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.25*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.26*
Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000) (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.27*
Form of Performance Accelerated Restricted Stock Unit Agreement (Special Executive Grant December 2, 1999) (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.28*
Form of Performance Accelerated Restricted Stock Unit Agreement (December 2, 1999) (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.29*
Form of Performance Accelerated Restricted Stock Unit Agreement (1999) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).
10.30*
Form of Performance Accelerated Restricted Stock Unit Agreement (1998) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).
10.31*	Form of Performance Accelerated Restricted Stock Unit Agreement (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.32*
Form of Performance Accelerated Restricted Stock Unit Agreement (1996) (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).
10.33*	Form of Restricted Stuck Unit Agreement (2003).

10.34*	Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.35*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.36*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).
10.37*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).
10.38*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.39*	Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.40*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).
10.41*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).
10.42*
Hexcel Corporation 1997 Employee Stock Purchase Plan, and amended on March 19, 2001 (incorporated herein by reference to Exhibit 10.39 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.43*
Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
10.43(a)*	Amendment, dated December 12, 2002, to Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges.
10.43(b)*
Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
10.43(c)*
Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
10.43(d)*
Restricted Stock Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(c) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
10.43(e)*
Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.43(f)*
Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).
10.43(g)*
Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.44*
Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.44(a)*
Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).
10.44(b)*
Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
10.44(c)*
Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.39(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.44(d)*
First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.45*
Letter dated December 2, 1999 from Hexcel Corporation to Ira J. Krakower, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.45(a)*
Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).
10.45(b)*
Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
10.45(c)*
First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.44(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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

10.56
Purchase Agreement, dated as of June 15, 2001, between Hexcel Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.57
Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, Berkshire Investors LLC, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Greenbriar Equity Fund, L.P. and Greenbriar Co-Investment Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 20, 2002).
10.58
Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 20, 2002).
12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.
21.1	Subsidiaries of the Company.
23	Consent of Independent Accountants — PricewaterhouseCoopers LLP.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut.

HEXCEL CORPORATION
February 28, 2003 (Date)	/s/ DAVID E. BERGES David E. Berges Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES (David E. Berges)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2003
/s/ STEPHEN C. FORSYTH (Stephen C. Forsyth)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2003
/s/ WILLIAM J. FAZIO (William J. Fazio)	Corporate Controller (Principal Accounting Officer)	February 28, 2003
/s/ H. ARTHUR BELLOWS, JR. (H. Arthur Bellows, Jr.)	Director	February 28, 2003
/s/ SANDRA L. DERICKSON (Sandra L. Derickson)	Director	February 28, 2003
/s/ JAMES J. GAFFNEY (James J. Gaffney)	Director	February 28, 2003
/s/ SANDRA L. DERICKSON (Sandra L. Derickson)	Director	February 28, 2003

/s/ MARSHALL S. GELLER (Marshall S. Geller)	Director	February 28, 2003
/s/ SANJEEV K. MEHRA (Sanjeev K. Mehra)	Director	February 28, 2003
/s/ LEWIS RUBIN (Lewis Rubin)	Director	February 28, 2003
/s/ PETER M. SACERDOTE (Peter M. Sacerdote)	Director	February 28, 2003
/s/ MARTIN L. SOLOMON (Martin L. Solomon)	Director	February 28, 2003

February 26, 2003

CERTIFICATIONS

I, David E. Berges, certify that:

        1.    I have reviewed this annual report on Form 10-K of Hexcel Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003 (Date)	/s/ DAVID E. BERGES David E. Berges Chairman of the Board of Directors, President and Chief Executive Officer

February 26, 2003

I, Stephen C. Forsyth, certify that:

        1.    I have reviewed this annual report on Form 10-K of Hexcel Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003 (Date)	/s/ STEPHEN C. FORSYTH Stephen C. Forsyth Executive Vice President and Chief Financial Officer

Selected Financial Data

        The following table summarizes selected financial data as of and for the five years ended December 31:

	2002	2001	2000	1999	1998
	(In millions, except per share data)
Results of Operations (a):
Net sales	$850.8	$1,009.4	$1,055.7	$1,151.5	$1,089.0
Cost of sales	689.5	818.6	824.3	909.0	817.7

Gross margin	161.3	190.8	231.4	242.5	271.3
Selling, general and administrative expenses	85.9	120.9	123.9	128.7	117.9
Research and technology expenses	14.7	18.6	21.2	24.8	23.7
Business consolidation and restructuring expenses	0.5	58.4	10.9	20.1	12.7
Impairment of goodwill and other purchased intangibles	—	309.1	—	—	—

Operating income (loss)	60.2	(316.2)	75.4	68.9	117.0
Litigation gain	9.8	—	—	—	—
Interest expense	(62.8)	(64.8)	(68.7)	(73.9)	(38.7)
Gain (loss) on early retirement of debt	0.5	(2.7)	—	—	—
Gain on sale of Bellingham aircraft interiors business	—	—	68.3	—	—

Income (loss) before income taxes	7.7	(383.7)	75.0	(5.0)	78.3
Provision for (benefit from) income taxes	11.3	40.5	26.3	(1.7)	28.4

Income (loss) before equity in earnings (losses)	(3.6)	(424.2)	48.7	(3.3)	49.9
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	(10.0)	(9.5)	5.5	(20.0)	0.5

Net income (loss)	$(13.6)	$(433.7)	$54.2	$(23.3)	$50.4

Net income (loss) per share: (b)
Basic	$(0.35)	$(11.54)	$1.47	$(0.64)	$1.38
Diluted	$(0.35)	$(11.54)	$1.32	$(0.64)	$1.24

Weighted average shares outstanding:
Basic	38.4	37.6	36.8	36.4	36.7
Diluted	38.4	37.6	45.7	36.4	45.7

Financial Position:
Total assets	$708.1	$789.4	$1,211.4	$1,261.9	$1,404.2
Working capital	$(530.8)	$80.5	$128.1	$117.3	$219.6
Long-term notes payable and capital lease obligations	$—	$668.5	$651.5	$736.6	$838.1
Stockholders' equity (deficit) (c)	$(127.4)	$(132.6)	$315.7	$270.1	$302.4

Other Data:
Depreciation and amortization	$47.2	$63.2	$58.7	$61.3	$47.5
Capital expenditures	$14.9	$38.8	$39.6	$35.6	$66.5
Shares outstanding at year-end, less treasury stock	38.5	38.2	37.1	36.6	36.4

(a)
The comparability of the data may be affected by acquisitions and divestitures. The Company acquired Clark-Schwebel, a manufacturer of high-quality fiberglass fabrics used to make printed wiring boards and high performance specialty products used in insulation, filtration, wall and façade claddings, soft body armor and reinforcements for composite materials in 1998. The acquisition was accounted for using the purchase method of accounting. The Bellingham aircraft interiors business was sold in April 2000.

(b)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," ("FAS 142"). Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years. As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired. Amortization of goodwill and other purchased intangibles was $12.5 million in 2001 and $13.1 million in 2000.

(c)
No cash dividends were declared per common stock during any of the five years ended December 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Net sales (a)	$850.8	$1,009.4	$1,055.7
Gross margin %	19.0%	18.9%	21.9%
Operating income	$60.2	$(316.2)	$75.4
Operating income %	7.1%	—	7.1%
Provision for income taxes (b)	$11.3	$40.5	$26.3
Litigation gain	$9.8	$—	$—
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	$(10.0)	$(9.5)	$5.5
Net income (loss)	$(13.6)	$(433.7)	$54.2
Diluted earnings (loss) per share	$(0.35)	$(11.54)	$1.32

  (a)
  Giving effect to the April 26, 2000 sale of the Bellingham aircraft interiors business as if the transaction had occurred on January 1, 2000, net sales would have been $1,036.8 million in 2000.

  (b)
  Reflects the impact of ceasing to record the tax benefits from U.S. operating losses commencing during the second quarter of 2001. In addition, 2001 results reflect the impact of the write-down of U.S. deferred tax assets in the fourth quarter of 2001. The 2000 results include $24.0 million of provision for income taxes on the April 2000 gain from the sale of the Bellingham aircraft interiors business.

Business Trends

        The Company has experienced major changes in two of the significant markets for its products during 2001 and 2002. Towards the end of the first quarter of 2001, the Company experienced a significant reduction in the demand for its woven fiberglass fabrics used as substrates for printed wiring boards. In 2001, net sales from such electronics applications declined $104.2 million or 58% compared to 2000. During 2002, sales declined a further $18.7 million to $58.3 million, as the full annual effect of the changes in the industry were evident.

        The tragic events of September 11 precipitated a significant reduction in the production of new build commercial aircraft. In late 2001, both Airbus and Boeing announced reductions in build rates that were implemented by the middle of 2002. As the Company delivers on average six months ahead of its customer's delivery of an aircraft, the Company experienced reduced revenues commencing in the first quarter, 2002. Full year 2002 net sales to the commercial aerospace sector were $147.8 million or 27.4% lower than 2001 at $391.1 million.

        The Company has responded to these major changes in its two largest historic markets by implementing a major restructuring program it announced in November 2001. This program targeted reducing the Company's fixed costs ahead of the changes in the demand for its products. The program also provided for the cost of reducing variable costs as customer demand declined. These cost reductions have predominantly been accomplished by a sharp reduction in the Company's work force. Headcount has declined from a high of over 6,200 during the third quarter, 2001 to 4,245 as of

December 31, 2002. This right sizing of the Company has enabled it to stabilize operating profitability despite the significant reduction in net sales.

        The changes in business performance and outlook required that the Company obtain an amendment to the financial maintenance covenants under its senior credit facility to accommodate its anticipated performance in 2002. The Company's bank syndicate and the Company entered into an amendment of the financial covenants on January 25, 2002. The Company has since been in compliance with those covenants. With the benefit of reductions in capital expenditures and working capital as well as the receipt of proceeds from a litigation settlement and the sale of a portion of an equity interest in an affiliated company, the Company reduced its total debt during 2002 by $64.2 million despite incurring cash restructuring costs of $24.3 million.

        Although the Company has stabilized operating profitability and reduced its total debt during 2002, a significant amount of debt remains outstanding. The remaining $46.9 million of 7% convertible subordinated notes are due for redemption on August 1, 2003 and the revolving credit and overdraft lines under the senior credit facility are due on September 14, 2004. The Company has therefore sought new equity capital and announced on December 18, 2002 that it has entered into definitive agreements providing for a new equity financing through the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. The Company is now negotiating the refinancing of its senior credit facility with the intent that the debt issued to refinance the senior credit facility will have a term of four or more years. While there can be no assurances that these refinancing actions will be completed, the intent is to right-size the capital structure of the Company to its current business circumstances. Hexcel intends to close the equity transactions and the related refinancings shortly after the special meeting of shareholders on March 18, 2003.

        The Company has a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing debt agreements. The Company also requires an amendment of its senior credit facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all debt has been classified as current at December 31, 2002.

Litigation Settlement:

        In June 2002, the Company benefited from a judgment entered in litigation with Hercules Corporation arising from a contract dispute in connection with the 1996 purchase of the Hercules' Composites Products Division. Hexcel received approximately $11.1 million from Hercules in satisfaction of a judgment entered after Hercules had exhausted all appeals from a lower court decision in favor of Hexcel in the New York Courts. The net cash proceeds from the settlement were used to reduce outstanding debt under the senior credit facility.

Sale of Ownership in a Joint Venture:

        In 2002, the Company agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"). Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment charge of $4.0 million. There was no tax benefit recognized on the write-down. The net cash proceeds from this sale were used to reduce outstanding debt under the senior credit facility.

Results of Operations

2002 Compared to 2001

        Net Sales:    Consolidated net sales for 2002 were $850.8 million, a decrease of 15.7% when compared to 2001 net sales of $1,009.4 million, reflecting lower sales to the commercial aerospace and electronics markets. Net sales to the commercial aerospace market declined by 27.4% as build rates of new commercial aircraft were reduced. Net sales to the electronics market were 24.3% lower than in 2001, reflecting the full year impact of a severe electronics industry downturn that was first seen late in the first quarter of 2001. The reduction in net sales to these markets was partially offset by continued growth in revenues to industrial and space and defense markets of 1.5% and 2.9%, respectively. Had the same U.S. dollar, British pound and Euro exchange rates applied in 2002 as in 2001, consolidated net sales for 2002 would have been approximately $837.6 million, reflecting the weakening of the U.S. dollar over the twelve months.

        Hexcel has three reportable segments: Reinforcements, Composites and Structures. Although these strategic business units provide customers with different products and services, they often overlap within four end markets: Commercial Aerospace, Industrial, Space & Defense, and Electronics. The Company finds it meaningful to evaluate the performance of its segments through the four end markets. Further discussion and additional financial information about the Company's segments may be found in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

        The following table summarizes net sales to third-party customers by segment and end market in 2002 and 2001:

	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
	Unaudited (In millions)
2002 Net Sales
Reinforcements	$49.0	$110.6	$—	$58.3	$217.9
Composites	256.6	143.3	132.5	—	532.4
Structures	85.5	—	15.0	—	100.5

Total	$391.1 46%	$253.9 30%	$147.5 17%	$58.3 7%	$850.8 100%

2001 Net Sales (a)
Reinforcements	$54.5	$114.2	$—	$77.0	$245.7
Composites	374.1	136.0	128.7	—	638.8
Structures	110.3	—	14.6	—	124.9

Total	$538.9 53%	$250.2 25%	$143.3 14%	$77.0 8%	$1,009.4 100%

  (a)
  As part of a restructuring program, the Company changed the responsibility and reporting of one of its product lines effective January 1, 2002. Hexcel's business segment reporting has therefore been revised in 2002. Coincident with this change, Hexcel revised the names of its reporting business segments to Reinforcements, Composites and Structures. The 2001 results have been restated for comparative purposes.

        Commercial aerospace net sales decreased 27.4% to $391.1 million for 2002, as compared to net sales of $538.9 million for 2001. This decrease in comparable net sales reflects a reduction in commercial aircraft build rates by Airbus and Boeing during 2002 and into the first half of 2003. Boeing delivered 381 aircraft in 2002, down from 527 in 2001, and projects that its deliveries in 2003 will be reduced by approximately 25% to a level between 270 and 290 aircraft. Airbus' 2002 aircraft deliveries were 303, slightly lower than the 325 aircraft delivered in 2001. Airbus has indicated its 2003 deliveries and production will be approximately 300 aircraft. This guidance suggests that combined Boeing and Airbus commercial aircraft deliveries in 2003 will be about 15% lower than in 2002. The impact on the Company's commercial aerospace revenues of the further forecasted reduction in aircraft deliveries in 2003 will likely be smaller. As the Company delivers its products on average six months ahead of the delivery of an aircraft, it has been experiencing customer demand that approximates the 2003 forecasted deliveries for several months. The Company's commercial aerospace revenues in the second half of 2003 will start to reflect its customers anticipated deliveries of commercial aircraft in 2004. In addition to the number of aircraft produced, the Company's commercial aerospace revenues are influenced by the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's products than narrow body aircraft and newly designed aircraft use more than older generations. Unlike many aerospace suppliers, Hexcel's sales to this market are almost entirely driven by new aircraft build rates with no material aftermarket content.

        Airbus is well into the launch of their new jumbo aircraft, the Airbus A380. Hexcel's deliveries of material for this aircraft have already begun to support certification and test requirements. While the Airbus A380 is not expected to enter service until approximately 2006, the design of the plane indicates that it will be the largest commercial aerospace consumer of composite materials per aircraft. About 19% of its dry weight is expected to be from composites, a significant increase above the level found even in today's most advanced wide body aircrafts, the Boeing 777 and the Airbus A340-500/600.

        Industrial net sales of $253.9 million for 2002 were slightly higher than the $250.2 million recorded in 2001. This year-on-year increase was highlighted by strong growth in demand for composite materials used in wind energy applications and continued strength in demand for the Company's products used in other non-aerospace applications, including architectural, automotive, civilian body armor, rail and marine, and various recreational equipment. While sales of the Company's reinforcement fabrics used in soft body armor applications increased slightly in 2002, sales to U.S. military applications began to decline in the second half of 2002, due largely to the timing of the placement of new contracts with the Company's customers for military body armor programs. Due to the lack of clarity in military soft body armor demand, the Company's Industrial revenues may fluctuate for several quarters even though the prospects for growth from wind energy and other applications remain strong.

        Space and defense net sales for 2002 of $147.5 million were 2.9% higher than the 2001 net sales of $143.3 million. In general, sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. Approved and projected defense procurement budgets in the United States and Europe support this outlook. The Company is currently qualified to supply materials to a broad range of military aircraft and helicopters. These programs include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, the Tiger and the NH90 helicopters. The benefits that the Company will derive from these programs will depend upon which of these programs are funded and the extent of such funding.

        Electronics net sales of $58.3 million for 2002 were 24.3% lower than net sales of $77.0 million in 2001. Revenues continue to be affected by a severe industry downturn in the global electronics market first seen in the first quarter of 2001 that has had a prolonged negative impact on the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. In addition, import quotas limiting Asian imports of fiberglass fabrics into the U.S. expired at the end of 2001 and migration of lower layer count printed wiring board production from the United States to Asia has continued. With excess industry production capacity, pricing remains under pressure. With these industry conditions continuing, the Company sees no evidence of a near-term recovery in this market.

        Gross Margin:    Gross margin for 2002 was $161.3 million, or 19.0% of net sales, compared to gross margin of $190.8 million, or 18.9% of net sales, in 2001. The $29.5 million decline in gross margin reflected the impact of the year-on-year sales declines in the commercial aerospace and electronics markets. While gross margins declined, the Company actually improved gross margin as a percentage of net sales by exceeding its goals for reductions in factory fixed costs in the previously announced restructuring programs.

        Although the gross margin in the Reinforcements segment declined $1.6 million compared to 2001 due to the electronics market declined, gross margin as a percentage of sales actually improved 130 basis points to 16.9% in 2002, as raw material prices and manufacturing costs reductions more than offset lower revenues. Gross margins earned by the Composites and the Structures segments declined $23.6 million and $4.2 million, respectively, when compared to 2001. Manufacturing cost reductions were able to hold percentage gross margins steady in the Composites segment. The Structures segment's gross margin as a percentage of sales declined 250 basis points, as it ramped up the transition of existing programs to build composite structures for commercial aircraft for its Asian joint ventures and received new programs from Boeing.

        Selling, General and Administrative ("SG&A") Expenses:    SG&A expenses were $85.9 million, or 10.1% of net sales, in 2002 compared with $120.9 million, or 12.0% of net sales, in 2001. Excluding compensation expenses associated with the former CEO's retirement of $4.7 million in 2001 and the impact of the adoption of FAS 142 on goodwill amortization, SG&A expenses in 2001 were $103.7 million, or 10.3% of net sales. The net year-on-year reduction of $17.8 million, or 17.2%, after adjustments, reflects the impact of the Company's restructuring programs to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets. Goodwill amortization in 2001 was $12.5 million.

        Research and Technology ("R&T") Expenses:    R&T expenses were $14.7 million, or 1.7% of net sales, in 2002 compared to $18.6 million, or 1.8% of net sales, in 2001. Over the past two years the Company has concentrated its R&T efforts on developing new materials to meet the emerging needs of our customers, as well as expanding the range of applications for reinforcements and composite materials.

        Operating Income:    Operating income for 2002 was $60.2 million, or 7.1% of net sales, compared with an operating loss of $316.2 million in 2001. Excluding business consolidation and restructuring expenses of $0.5 million and $58.4 million incurred in 2002 and 2001, respectively, a $309.1 million impairment of goodwill and other purchased intangibles in 2001, $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, and $12.5 million in amortization expense incurred in 2001, operating income would have been $60.7 million, or 7.1% of net sales, for 2002 compared with $68.5 million, or 6.8% of net sales, for 2001. This $7.8 million decline in operating income, after these adjustments, reflects the year-on-year decrease in gross margins offset, in part, by reductions in SG&A and R&T expenses.

        Operating income, after excluding the segments' attributable share of the aforementioned items, in the Reinforcements segment increased $3.7 million, as compared with 2001, to $19.1 million reflecting the benefits obtained from restructuring programs during the year. The Composites segment's operating income, after such exclusions, decreased by $13.0 million, as declines in net sales outpaced cost reductions. With the impact of the transition of programs to its Asian joint ventures and the start up of new programs received from Boeing, the Structures segment's operating income was $1.8 million lower than in 2001. The Company did not allocate corporate operating expenses of $26.7 million and $30.0 million to operating segments in 2002 and 2001, respectively.

        Litigation Gain:    In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

        Interest Expense:    Interest expense for 2002 was $62.8 million compared to $64.8 million in 2001. Included in interest expense for 2002 and 2001 was approximately $1.8 million and $1.0 million, respectively, of fees and expenses incurred in connection with bank amendments. Excluding these fees and expenses, interest expense was $61.0 million in 2002 and $63.8 million in 2001. This $2.8 million reduction in interest expense year-on-year reflects the reductions in total debt in the last twelve months, the benefit of the reductions in LIBOR, net of the increase in the spread over LIBOR that the Company pays on its advances under its senior credit facility. For additional information, see Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

        Gain (Loss) on Early Retirement of Debt:    In 2002, the Company recognized a $0.5 million gain on the early retirement of debt, related to the repurchase of $1.8 million of its 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement. The debt was repurchased at market prices, which resulted in a gain.

        A loss of $2.7 million was recorded in 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company's outstanding 7% convertible subordinated notes, due 2003, and the redemption of the entire principal amount of $25.0 million of the Company's increasing rate senior subordinated notes, due 2003. With the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on January 1, 2002, the $2.7 extraordinary loss on early retirement of debt reported in 2001 was reclassified as a separate line item below operating income in the consolidated statements of operations. There was no tax benefit recognized on the loss because of limitations on the Company's ability to realize the tax benefits.

        Provision for Income Taxes:    The Company's tax provision of $11.3 million for 2002 primarily reflects taxes on foreign income. The Company will continue to establish a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations have returned to consistent profitability.

        The Company had a tax provision of $40.5 million in 2001, reflecting the impact of reduced tax benefits recorded for U.S. operating losses resulting from a change in business outlook and the inclusion in its tax provision of a $30.7 million valuation allowance for previously reported U.S. deferred tax assets. Due to a sharp decline in electronics revenues, the Company determined during the second quarter of 2001 to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. Due to the effect of significant events that have occurred since the end of the second quarter, including the delay in the anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments to certain long-lived assets in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period. As a result, the Company concluded that it was appropriate to establish a full valuation allowance on its U.S. deferred tax assets, which resulted in a $32.6 million valuation allowance for previously reported tax assets. For additional information, see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

        Equity in Losses of and Write-down of an Investment in Affiliated Companies:    Equity in losses of affiliated companies was $10.0 million in 2002, slightly larger than equity in losses of $9.5 million in 2001. Excluding the $4.0 million write-down of its investment in Asahi-Schwebel in 2002 and a $7.8 million write-down of its investment in Interglas Technologies AG ("Interglas") in 2001, equity in losses were $6.0 million in 2002 compared to $1.7 million in 2001. The increase in equity losses was due to the impact of the continued electronics market conditions affecting the Company's Asian electronics joint venture and increased year-over-year losses reported by the Company's joint ventures in China and Malaysia as they ramp up production of aerospace composite structures.

        In 2002, the Company wrote-down the carrying value of its remaining equity investment in Asahi-Schwebel to its estimated fair market value of $23.0 million resulting from an agreement with the Company's joint venture partner to restructure its minority interest. The $7.8 million write-down of Interglas in 2001 was the result of an assessment that an other-than-temporary decline in value in the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record deferred tax benefits on the write-downs because of limitations imposed by foreign tax laws and the Company's ability to realize the tax benefits.

Net Loss and Net Loss Per Share:

	2002	2001
	(In millions, except per share data)
Net loss	$(13.6)	$(433.7)
Diluted net loss per share	$(0.35)	$(11.54)
Diluted weighted average shares outstanding	38.4	37.6

        The Company's convertible subordinated notes, due 2003, its convertible subordinated debentures, due 2011 and all of its stock options were excluded from the 2002 and 2001 computation of diluted net loss per share, as they were antidilutive. Refer to Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for the calculation and number of shares used for diluted net loss per share.

2001 Compared to 2000

        Net Sales:    Consolidated net sales were $1,009.4 million in 2001, a 4.4% decline from $1,055.7 million in 2000. Giving effect to the sale of the Bellingham aircraft interiors business, that occurred on April 26, 2000, as if the transaction had occurred on January 1, 2000, net sales for 2000 would have been $1,036.8 million, resulting in a decline of 2.6%. The decline was due to a severe industry downturn and inventory correction in the electronics market for the Company's fiberglass fabric substrates, with net sales to that market down $104.2 million, or 57.5%, year-on-year. The downturn was partially offset by modest growth in the Composites segment of $44.3 million, or 7.5%, continued expansion in non-electronic markets for Reinforcements of $18.2 million, or 12.1%, and increased revenues, excluding the Bellingham business, for Structures of $14.3 million, or 12.9%. Net sales in 2000 generated by the Bellingham aircraft interiors business prior to its sale were $18.9 million. Had the same U.S. dollar, British pound and Euro exchange rates applied in 2001 as in 2000, consolidated net sales would have been approximately $1,019.5 million in 2001.

        The following table summarizes net sales to third-party customers by segment and end market in 2001 and 2000:

	Unaudited
	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
	(In millions)
2001 Net Sales (a)
Reinforcements	$54.5	$114.2	$—	$77.0	$245.7
Composites	374.1	136.0	128.7	—	638.8
Structures	110.3	—	14.6	—	124.9

Total	$538.9	$250.2	$143.3	$77.0	$1,009.4
	53%	25%	14%	8%	100%

2000 Net Sales (a)
Reinforcements	$53.6	$96.9	$—	$181.2	$331.7
Composites	343.8	130.9	119.8	—	594.5
Structures (b)	120.3	—	9.2	—	129.5

Total	$517.7	$227.8	$129.0	$181.2	$1,055.7
	49%	22%	12%	17%	100%

  (a)
  As part of a restructuring program, the Company changed the responsibility and reporting of one of its product lines effective January 1, 2002. Hexcel's business segment reporting has therefore been revised in 2002. Coincident with this change, Hexcel revised the names of its reporting business segments to Reinforcements, Composites and Structures. The 2001 and 2000 results have been restated for comparative purposes.

  (b)
  Giving effect to the sale of the Bellingham aircraft interiors business, that occurred on April 26, 2000, as if it had occurred on January 1, 2000, net sales for 2000 would have been $1,036.8 million. The Bellingham business had $18.9 million of sales to the commercial aerospace market in 2000. This business was a component of the Company's Structures segment until this business was sold.

        Commercial aerospace net sales increased 4.1% to $538.9 million in 2001 compared with $517.7 million in 2000. Excluding $18.9 million in net sales generated by the Bellingham aircraft interiors business, net sales increased 8.0% from $498.8 million. The increase in comparable net sales reflected higher build rates and product mix of commercial aircraft produced at Airbus, Boeing and several regional aircraft manufacturers. Airbus and Boeing delivered a combined 852 commercial aircraft in 2001, a 6.5% improvement over the 800 delivered in 2000. The Company's net sales are impacted by the mix of aircraft that are produced, as twin aisle aircraft use more of the Company's materials than narrow body aircraft and newly designed aircraft use more of the Company's materials than older generations.

        Industrial net sales increased 9.8% to $250.2 million in 2001 from $227.8 million in 2000. The increase reflected strong sales growth in reinforcement fabrics used in the manufacture of soft body armor and in composite materials used for wind energy applications. The Company also continued to obtain growth through new automotive applications driven by new programs that use the Company's honeycomb core to provide impact protection and lightweight structural products. Growth in this market was bound by slightly lower net sales to recreational markets tracking macroeconomic trends in consumer spending and travel.

        Space and defense net sales in 2001 were $143.3 million, which reflected a $14.3 million, or 11.1%, increase from comparable sales in 2000. Sales associated with military aircraft and helicopters continued to trend upwards as the new generation of military aircraft in the United States and Europe ramped up in production. The Company is qualified to supply materials to a broad range of military aircraft and helicopter product programs. These programs, which utilize significantly greater amounts of Hexcel products than previous generations, include the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon) as well as the C-17, the V-22 (Osprey) tilt rotor aircraft, the RAH-66 (Comanche) and the NH90 helicopters. The benefits that the Company obtains from these programs in a fiscal period often depend upon which ones are funded and the extent of such funding.

        Electronics net sales were $77.0 million in 2001, a decrease of 57.5% from net sales of $181.2 million in 2000. This decline reflected the impact of a severe industry downturn and inventory correction in the global electronics industry that impacted the demand for the Company's fiberglass fabric substrates used in the fabrication of printed wiring boards. The origins of this downturn had many causes including the end of the so called "tech boom," a sharp reduction in telecommunications infrastructure investments and declining macroeconomic trends. Lower demand resulted in finished goods producers and their subcontractors seeking to liquidate their excess electronics inventories by cutting back on their purchases, which affected the entire supply chain. The Company first saw the impact of this downturn in its U.S. operations in the latter part of the first quarter of 2001. In the second quarter of 2001, U.S. demand weakened further and the Company's European operations, together with its joint venture interests in Europe and Asia, saw the same precipitative decline in customer demand. These reduced demand conditions persisted for the balance of 2001 with sales revenues down in excess of 65% for the second, third and fourth quarters compared to the same quarters in 2000. As the downturn continued through 2001, competition intensified for the business that remained and pricing pressures increased.

        Gross Margin:    Gross margin for 2001 was $190.8 million, or 18.9% of sales, versus $231.4 million, or 21.9% of sales, in 2000. The decrease primarily reflected the impact of the sharp decline in electronics sales in the Company's Reinforcements segment where gross margin fell approximately 7.7% to 15.6% of sales. While the Company had taken actions to significantly reduce costs in the electronics business, it was not able to reduce fixed costs pro-rata to the change in sales given the magnitude of the shortfall in revenues and its decision to retain manufacturing capacity to meet increased demand when, or if, the market recovers. Gross margins earned by the Company's Composites and Structures segments, as a percent of sales, declined approximately 1.0% to 3.0% below those earned in 2000 due to various factors including the impact of the company-wide focus on dramatically reducing inventories ahead of 2002's anticipated fall-off in commercial aerospace revenues, higher utility costs and changes in sales mix. The Company's inventories declined $23.7 million during 2001 to $131.7 million. Utility costs in the United States for 2001 increased by approximately $3.2 million compared to 2000.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses were $120.9 million, or 12.0% of net sales, in 2001 compared with $123.9 million, or 11.7% of net sales, in 2000. SG&A expenses, excluding the $4.7 million of compensation expenses associated with the former CEO's retirement and giving effect to the sale of the Bellingham business as if it had occurred on January 1, 2000, were $116.2 million, or 11.5% of net sales, in 2001 compared with $121.3 million, or 11.7% of net sales, in 2000. This decrease reflected lower corporate expenses of $4.1 million, of which $2.2 million reflected costs incurred in connection with the change in control event in 2000. Amortization expense of $12.5 million and $13.1 million was included in SG&A expenses for 2001 and 2000, respectively.

        Research and Technology Expenses:    Research and technology expenses were $18.6 million, or 1.8% of net sales, in 2001 compared to $21.2 million, or 2.0% of net sales, in 2000. Giving effect to the sale of the Bellingham aircraft interiors business as if it had occurred January 1, 2000, research and technology expenses would have been $19.5 million in 2000, or 1.9% of net sales. Nearly seventy percent of R&T expenses in 2001 related to developing new applications for composite materials.

        Operating Income:    Operating loss for 2001 was $316.2 million compared with operating income of $75.4 million for 2000. Excluding a $309.1 million impairment charged for goodwill and other purchased intangibles and $4.7 million of compensation expenses associated with the former CEO's retirement in 2001, along with business consolidation and restructuring expenses of $58.4 million and $10.9 million incurred during 2001 and 2000, respectively, operating income would have been $56.0 million, or 5.5% of net sales, in 2001 compared with $86.3 million, or 8.2% of net sales, in 2000.

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

        Provision for Income Taxes:    The Company's tax provision of $40.5 million in 2001 reflected the impact of reduced tax benefits recorded for U.S. operating losses resulting from a change in business outlook for the Company and the inclusion in its tax provision of a $30.7 million valuation allowance for previously reported U.S. deferred tax assets. In 2000, the provision for income taxes was $26.3 million, which primarily related to a gain on the sale of the Bellingham aircraft interiors business.

        Equity in Earnings (Losses) of and Write-downs of an Investment in Affiliated Companies:    Equity in losses of affiliated companies was $9.5 million in 2001, including a $7.8 million write-down of the Company's investment in Interglas. Excluding the Interglas write-down, equity in losses of affiliated companies was $1.7 million compared with earnings of $5.5 million in 2000, reflecting the impact of the electronics industry downturn on the operating results of the Company's Reinforcements joint venture in Asia as well as start-up losses associated with the Structures joint ventures in China and Malaysia.

  Net Income (Loss) and Net Income (Loss) Per Share:

	2001	2000
	(In millions, except per share data)
Net income (loss)	$(433.7)	$54.2
Diluted net income (loss) per share	$(11.54)	$1.32
Diluted weighted average shares outstanding	37.6	45.7

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

Impairment of Goodwill and Other Purchased Intangibles

        During the fourth quarter of 2001, the Company reviewed its long-lived assets, particularly goodwill and other purchased intangibles acquired in recent years, for impairment. The review was undertaken in response to changes in market conditions and the Company's revised outlook resulting from a sharp decline in demand for the Company's woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production due to the tragic events of September 11, 2001. The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slowdown in commercial satellite launches following the financial failures of a number of satellite based telecommunication projects and the postponement of others.

These adverse changes in market conditions have led to the lowering of revenue forecasts associated with certain businesses in the Reinforcements and Composites segments.

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

Business Consolidation and Restructuring Programs

November 2001 Program

        In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, the continued depressed business conditions in the electronics market and the weakness in the general economy. The program targeted a 20% reduction in cash fixed costs, or $60.0 million, compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. In connection with the program, the Company recognized charges of $47.9 million in the fourth quarter of 2001. During 2002, the Company continued the implementation of this program, reducing its workforce, since announcement, by approximately 25% to 4,245 employees and achieving a cash fixed cost reduction of 22.8% for the full year 2002 as compared to 2001.

        In 2002, the Company recognized a net change in estimated business consolidation and restructuring expenses related to this program of $0.7 million. This resulted from a $1.8 million reduction of previously accrued liabilities as employee severance and other benefit costs were lower than previously expected, offset in part, by a $1.1 million increase in restructuring liabilities for facility lease termination costs. An additional $1.2 million was expensed as incurred in 2002.

July 2001 Program

        As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001. These actions incorporated steps to furlough employees, idle manufacturing and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees primarily in the Reinforcements and Composites business segments. In connection with the program, the Company recognized a charge of $3.9 million in the third quarter of 2001. During 2002, the Company reviewed its remaining liability under the program and recognized a change in estimated business consolidation and restructuring expenses of $0.6 million, as employee severance and other benefit costs were lower than previously expected.

December 1998 and September 1999 Programs

        As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999. The primary purpose of these programs was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. In connection with these business consolidation programs, the Company closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions.

        In 2000, the Company added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities—one in Lancaster, Ohio and another in Gilbert, Arizona. The Gilbert, Arizona facility was closed in 2001 and the closure of the Lancaster, Ohio facility was completed in 2002. The manufacturing output from these two plants is now being produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah. In connection with the program, including the program revisions, the Company recognized a charge of $14.3 million in 2000.

        In addition, during 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products. Based on these improved market conditions and a manufacturing capacity review, the Company decided to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision not to proceed to consolidate production, the Company reversed a total of $3.4 million of business consolidation expenses that were previously recognized in 1999, including $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

        In 2002, the Company recognized a change in estimated business consolidation expenses related to this program of $0.5 million, as actual employee severance was lower than previously expected. Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.6 million and $6.5 million in 2002 and 2001, respectively. Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona pre-preg manufacturing facilities. In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.

        The aggregate business consolidation and restructuring activities for the three years ended December 31, 2002, consisted of the following:

	Employee Severance	Facility & Equipment	Total
	(in millions)
Balance as of January 1, 2000	$3.5	$0.6	$4.1
Business consolidation expenses:
Current period expenses	3.7	10.6	14.3
Reversal of 1999 business consolidation expenses	(0.3)	(3.1)	(3.4)

Net business consolidation expenses	3.4	7.5	10.9
Cash expenditures	(3.9)	(7.9)	(11.8)
Non-cash items:
Reversal of 1999 business consolidation expenses	—	3.1	3.1
Non-cash usage, including asset write-downs	(0.6)	(3.0)	(3.6)

Total non-cash items	(0.6)	0.1	(0.5)

Balance as of December 31, 2000	$2.4	$0.3	$2.7
Business consolidation and restructuring expenses	34.5	23.9	58.4
Cash expenditures	(6.4)	(5.6)	(12.0)
Non-cash usage, including asset write-downs	—	(15.7)	(15.7)

Balance as of December 31, 2001	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)

Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustment	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)

Total non-cash items	—	—	—

Balance as of December 31, 2002	$8.0	$2.5	$10.5

        As of December 31, 2002, the December 1998, September 1999 and July 2001 programs have been substantially completed, while the November 2001 program will be substantially completed in 2003. Management will continue to closely monitor spending under the November 2001 program and evaluate opportunities that may exist for future actions, as the Company continues to right-size the business in response to existing conditions in the markets it serves.

Retirement and Other Postretirement Benefit Plans

        Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees, and participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliates. In addition, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees.

        Hexcel accounts for its defined benefit retirement plans and its postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These actuarial models require the use of certain assumptions, such as the expected long-term rate of return, discount rate, rate of compensation increase, healthcare cost trend rates, and retirement and mortality rates, to determine the net periodic costs of such plans. These assumptions are reviewed and set annually at the beginning of each year. In addition, these models use an "attribution approach" that generally spreads individual events, such as plan amendments and changes in actuarial assumptions, over the service lives of the employees in the plan. That is, employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of retirement and postretirement benefit plans are earned in, and should follow, the same pattern.

        Hexcel uses its long-term historical actual return experience, its expected investment mix of the plans' assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in the net periodic cost calculations of its U.S. and European defined benefit retirement plans. Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between the Company's expected return on plan assets and the actual return. Following the attribution approach, each year's difference is spread over a number of future years. Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As actual returns experience over the past three years were less than the expected returns for certain of the Company's defined benefit retirement plans, the shortfall between actual and expected returns will be recognized in the net periodic pension cost calculations over a number of subsequent years, along with any other differences arising in future years. In addition, as a result of a review of recent asset returns and expected future trends, the Company reduced its expected long-term return on the U.S. defined benefit retirement plan assets from a historical 9.0% to 7.5% for the 2003 plan year. This change, along with minor adjustments in the expected long-term rate of return on plan assets for certain European defined benefit retirement plans, is expected to result in additional net periodic pension costs in 2003.

        Hexcel annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. Recent changes in discount rates have not had any significant impact on the Company's net periodic costs for the three years ended December 31, 2002. The discount rate assumption to be used to calculate net periodic retirement related costs in 2003 is 6.75% compared to a discount rate of 7.25% used in 2002. The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by the Company based upon its long-term plans for such increases and assumed inflation. Rates used by the Company have remained relatively constant over the past three years and are expected to remain constant for 2003. For the postretirement health care and life insurance benefits plan, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience.

        Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods. While management believes that the assumptions used are appropriate, significant changes in, economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations. For more information regarding costs and assumptions for the Company's retirement and other postretirement benefit plans, see Note 11 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

        Effective December 31, 2000, the Company made certain changes to its U.S. defined benefit and retirement savings plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company's U.S. qualified defined benefit retirement plan. Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee's salary to an individual 401(k) retirement savings account, depending on the employee's age. This increased the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in the Company's U.S. qualified defined benefit retirement plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date. The 2000 results included $5.1 million of non-cash pre-tax income (equivalent to $3.3 million of after-tax income) attributable to the curtailment of this defined benefit retirement plan.

Significant Customers

        Approximately 22%, 23% and 20% of the Company's 2002, 2001 and 2000 net sales, respectively, were to Boeing and its subcontractors. Of the 22% of sales to Boeing and its subcontractors in 2002, 17% and 5% related to commercial aerospace and space and defense market applications, respectively. Approximately 15%, 16% and 13% of the Company's 2002, 2001 and 2000 net sales, respectively, were to EADS, including Airbus, and its subcontractors. Of the 15% of sales to EADS and its subcontractors in 2002, 13% and 2% related to commercial aerospace and space and defense market applications, respectively.

Significant Transactions

Refinancing of the Company's Capital Structure

        On December 18, 2002, Hexcel announced that it entered into definitive agreements providing for a new equity financing through the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon the closing of the transactions, the total number of Hexcel's outstanding common shares including shares issuable upon conversion of both of the new series convertible preferred stocks is expected to increase from approximately 38.4 million shares to approximately 88.2 million shares.

        Hexcel agreed to issue 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks will be mandatorily redeemable on January 22, 2010. Both preferred stocks will be convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of such common stock for any period of 60 consecutive trading days ending after the third anniversary of the original issuance date of the convertible preferred stock exceeds $9.00 per share. The preferred stocks will be entitled to vote on an as converted basis with Hexcel's common stock. The series A preferred stock will accrue dividends at a rate of 6% per annum following the third anniversary of the issuance, which dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock will not accrue dividends. After giving effect to the issuances, the Berkshire/Greenbriar Investors will own approximately 35.2% of Hexcel's outstanding voting securities.

        Hexcel has separately agreed to issue 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to affiliates of Goldman Sachs (the "Goldman Sachs Investors"), who currently own approximately 37.8% of Hexcel's outstanding common stock, for a cash payment of approximately $47.1 million. This issuance of preferred stock will enable Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel's voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.

        At the closing of the transactions, Hexcel and the Berkshire/Greenbriar Investors will enter into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement will require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement will also prohibit the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar Investors and Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

        The $125.0 million equity investment is subject to customary closing conditions, including regulatory approvals and the approval of Hexcel's stockholders, as well as, a refinancing of its existing senior credit facility for a term of four or more years with certain threshold maturity and covenant requirements. If this equity investment were not to be completed before the end of the first quarter of 2003, the Company would require further amendment of the financial covenants under its existing senior credit facility, and if the equity investment were not to be completed at all, would need to arrange financing for the maturity of its 7% convertible subordinated notes, due August 1, 2003. While the Company believes that it will successfully complete the $125.0 million equity investment, there can be no assurances that the transaction will be completed.

        On February 14, 2003, a proxy statement was mailed to Hexcel's shareholders of record as of February 12, 2003, to solicit the vote of these shareholders and, among other things, to approve the issuance of the new preferred stocks and the common stock issuable upon the conversion of the preferred stocks. The special meeting of shareholders is scheduled to be held on March 18, 2003. The Company is negotiating the terms of new senior debt financings that, together with a portion of the proceeds from the sale of the preferred stocks, will refinance the senior credit facility as required by the terms of the equity investment. The new senior debt financings will include an asset based revolving credit facility that will have at least $30.0 million of undrawn availability at the closing of the transactions. Hexcel intends to close the equity transactions and the related refinancings shortly after the special meeting of shareholders, although there can be no assurance as to whether and when these transactions will close.

        The Company has a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing debt agreements. The Company also requires an amendment of its senior credit facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all debt has been classified as current at December 31, 2002.

        The proceeds from the preferred stock issuances will be used to reduce Hexcel's bank debt and to provide for the repayment in August 2003 of its 7% convertible subordinated notes, due 2003. With the redemption of the 7% convertible subordinated notes, due 2003, and the refinancing of the outstanding indebtedness under the senior credit facility, the Company will have addressed its largest debt maturities (described in Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K) for the next four years and will have adequate financing to accommodate its projected financial performance. Management believes that these actions, when completed, will likely resolve the uncertainty described above.

Purchase of Approximately 14.5 Million Shares of Hexcel Common Stock by an Investor Group

        On December 19, 2000, an investor group controlled by subsidiaries of The Goldman Sachs Group, Inc. (the "Goldman Sachs Investors") completed the purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. The shares acquired by the Investor Group represented approximately 39% of the Company's outstanding common stock. In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company's board of directors. Upon the closing of the new preferred stock issuances, the Goldman Sachs Investors and the Company will amend the governance agreement, which will continue to give the Goldman Sachs Investors the right to designate up to three members to sit on the Company's board of directors.

        In connection with this transaction, Hexcel incurred $2.2 million of costs, all of which were included in "selling, general, and administrative expenses" during the fourth quarter of 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan.

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

        The Bellingham business generated net sales of $18.9 million for the period from January 1 through April 26, 2000, and contributed $0.6 million of operating income in the corresponding periods. The Bellingham business was engaged in the manufacture and sale of airline interior refurbishment products and its operating results were reflected as a component of the Company's Structures business segment up to the date of disposal.

Financial Condition

        Liquidity:    As of December 31, 2002, the Company had cash and cash equivalents of $8.2 million and available undrawn commitments under its senior credit facility of $87.9 million. The Company's total debt, net of cash, was $613.5 million, a decrease of $60.8 million from $674.3 million as of December 31, 2001. The decrease in net debt reflected cash generated from (a) reductions in capital expenditures compared to prior years; (b) significant reductions in working capital, as accounts receivable and inventory balances were managed lower to match sales and cost reduction programs; (c) collection of a litigation settlement; and (d) the sale of an ownership interest of an affiliated company. This reduction in net debt during 2002 was achieved despite incurring business consolidation and restructuring cash payments of $24.3 million, cash interest payments of $59.3 million and cash taxes of $8.4 million.

        Credit Facility:    Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations. These commitments consisted of funded term loans of $106.8 million, revolving credit and overdraft facilities of $160.8 million, and letter of credit facilities of $30.0 million. As of December 31, 2002, drawings under the revolving credit facility were $72.9 million, leaving available, undrawn commitments under the facilities of $87.9 million. As of December 31, 2002, letters of credit issued under the facility approximated $24.2 million, of which $11.1 million supports a loan to the Company's BHA Aero joint venture. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

        Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002. The amendment also provided for a 25 basis point increase on January 1, 2003 if the Company did not reduce the commitment by a further $25.0 million, prior to that date. The 2002 revised, relaxed covenants were derived from the Company's 2002 business plan projections plus a modest cushion. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to an adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of an adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of an adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). The Senior Credit Facility agreement defines adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, business consolidation and restructuring expenses and certain other non-cash income and expense. Adjusted EBITDA as defined by this agreement was $109.4 million in 2002 and $119.2 million in 2001. In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At December 31, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility and has met all its required commitment reductions.

        In connection with the credit agreement amendment, Hexcel also granted additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, each of a group of Hexcel's European subsidiaries granted a security interest in its accounts receivable that secures certain local borrowings advanced to that subsidiary.

        The Senior Credit Facility has been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt. In connection with the 2002 and previous amendments, included in interest expense in 2002 and 2001 are fees and expenses incurred of approximately $1.8 million and $1.0 million, respectively.

        The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. As these market conditions experienced in 2002 are expected to continue during 2003, absent completing its refinancing, the Company will need to obtain a further amendment of the facility before the end of the first quarter of 2003 to accommodate its projected financial performance for that quarter and for such period until it can complete its refinancing or be in compliance with the financial covenants as provided in the Senior Credit Facility agreement. Given its financial leverage, the Company's ability to comply with the financial covenants and other terms of its Senior Credit Facility could be compromised in the future if its financial performance were to further deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There is no assurance that the Company's senior lenders will further amend its financial covenants, if required, or as to the terms under which such an amendment may be granted. In addition, absent completing the equity investment, the Company may need the consent of the holders of its 9 3/4% senior subordinated notes due 2009 to redeem its 7% Convertible Subordinated Notes due August 1, 2003, and there is no assurance that this consent, if sought, would be obtained.

        Operating Activities:    Net cash provided by operating activities was $65.9 million in 2002, reflecting positive working capital management and a reduced net loss, after excluding depreciation of $47.2 million and equity in losses and write-downs of an investment in affiliated companies of $10.0 million. Reductions in accounts receivable and inventory balances generated operating cash flows of $35.6 million and $25.8 million, respectively. The Company was able to generate substantial operating cash flows even after incurring restructuring cash payments of $24.3 million and accounts payable and accrued liabilities decreasing by $15.7 million during the year.

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

        Investing Activities:    Net cash used for investing activities was $2.3 million in 2002. Cash used for capital expenditures of $14.9 million was offset, in part, by the Company receiving $10.0 million from a partial sale of an ownership interest in an affiliated company, $1.5 million from the sale of other assets, and $1.1 million net from other investing activities.

        Net cash used for investing activities was $38.3 million in 2001, primarily reflecting capital expenditures of $38.8 million and the receipt of $0.8 million dividend from an affiliated company.

        Net cash provided by investing activities was $68.8 million in 2000, reflecting net cash proceeds from the sale of the Bellingham aircraft interiors business of $113.3 million and from the sale of other assets of $3.4 million, partially offset by $39.6 million of capital expenditures and $8.3 million of investments in joint venture affiliates in China and Malaysia.

        Financing Activities:    Net cash used for financing activities was $67.3 million in 2002, as the Company used excess cash to repay a portion of its Senior Credit Facility, and long-term debt and capital lease obligations.

        Net cash provided by financing activities was $8.6 million in 2001, largely due to net borrowings of $12.5 million. During 2001, the Company issued an additional $100.0 million of 9.75% senior subordinated notes, due 2009, at a price of 98.5% at face value. Net proceeds from the issuance were used to redeem $67.5 million aggregate principal amount of the Company's outstanding convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003. In addition, the Company paid $3.5 million of debt issuance costs.

        Net cash used for financing activities was $95.0 million in 2000, as net cash proceeds from the sale of the Bellingham aircraft interiors business were used to reduce outstanding indebtedness under the Company's Senior Credit Facility.

        Financial Obligations and Commitments:    As of December 31, 2002, scheduled current maturities of notes payable and capital lease obligations were $61.9 million with a substantial debt repayment of $46.9 million due on August 1, 2003 upon the maturity of the Company's 7% convertible subordinated notes. Scheduled amortization under the Company's Senior Credit Facility will be approximately $8.6 million in 2003. Capital lease amortization and operating lease rental payments in 2003 will approximate $6.2 million and $2.9 million, respectively. Limited credit and overdraft facilities of $0.2 million provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.

        The Company has a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing debt agreements. The Company also requires an amendment of its Senior Credit Facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all notes payable and capital lease obligations have been classified as current at December 31, 2002. Refer to Notes 2, 8 and 9 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further information regarding the classification of notes payable and capital lease obligations.

        The Senior Credit Facility consists of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $72.9 million are repayable in 2004. Term loan borrowings totaling $106.8 million at December 31, 2002 are repayable in installments of $8.6 million in 2003, $42.4 million in 2004 and $55.8 million in 2005.

        The 7% convertible subordinated debentures, due 2011, are repayable under mandatory redemptions of $1.8 million per annum through 2011, with the principal balance due at maturity. The Company satisfied the 2003 annual sinking fund requirement in the fourth quarter of 2002. The debt was repurchased at market prices, which resulted in a $0.5 million gain on the early retirement of debt. In accordance with the requirements of FAS 145, the gain has been reported as a separate line item below operating income in the consolidated statements of operations. The $340.0 million principal amount of the 9.75% senior subordinated notes is repayable in full in 2009.

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

        On June 29, 2001, the Company issued $100.0 million of senior subordinated notes, due 2009, at a price of 98.5% of face value. Net proceeds from the issuance were used to redeem $67.5 million aggregate principal amount of the Company's outstanding convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the Company's increasing rate senior subordinated note, due 2003. The refinancing reduced the Company's 2003 debt maturities from $149.5 million to $57.6 million. The net impact of the refinancing is estimated to increase annual interest expense by approximately $2.4 million before tax. The cash costs associated with the issuance and early retirements amounted to approximately $6.5 million.

        In 1999, the Company, Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) formed a joint venture, BHA Aero Composite Parts Co., Ltd ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33.3% equity interest in this joint venture, which is located in Tianjin, China. In addition, in 1999, the Company formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began shipping engineered products to customers during the second half of 2001, while BHA Aero began deliveries in early 2002. During 2000, Hexcel made cash equity investments totaling $8.3 million in these joint ventures. No additional cash equity investments were made during 2002 and 2001. As of December 31, 2002 and 2001, the Company had an outstanding letter of credit of $11.1 million in support of a loan to BHA Aero.

        The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments for the years ended 2003 through 2007 and thereafter (see Notes 2 and 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for discussion on the December 31, 2002 debt classification):

	2003	2004	2005	2006	2007	Thereafter	Total
	(In millions)
Senior Credit Facility	$8.6	$115.3	$55.8	$—	$—	$—	$179.7
European credit and overdraft facilities	0.2	—	—	—	—	—	0.2
9.75% senior subordinated notes(a)	—	—	—	—	—	340.0	340.0
7.0% convertible subordinated notes	46.9	—	—	—	—	—	46.9
7.0% convertible subordinated debentures	—	1.8	1.8	1.8	1.8	15.5	22.7
Capital leases	6.2	6.6	7.0	10.7	0.3	2.6	33.4

Subtotal	61.9	123.7	64.6	12.5	2.1	358.1	622.9
Operating leases	2.9	2.5	2.6	1.7	0.7	2.0	12.4

Total financial obligations	$64.8	$126.2	$67.2	$14.2	$2.8	$360.1	$635.3

Letters of credit	$25.9	$—	$—	$—	$—	$—	$25.9
Other commitments	1.5	—	—	—	—	—	1.5

Total commitments	$27.4	$—	$—	$—	$—	$—	$27.4

(a)
At December 31, 2002, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2002, was approximately $1.2 million.

        Total letters of credit issued and outstanding were $25.9 million as of December 31, 2002, of which $11.1 million was issued in support of a loan to BHA Aero. While the letters of credit issued on behalf of the Company will expire under their terms in 2003, most, if not all, will be re-issued.

        The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets. The Company's future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company has significant leverage and there can be no assurance that the Company will generate sufficient cash flow from its operations, or that it can incur sufficient future borrowings, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs.

        On December 18, 2002, the Company announced that it has entered into definitive agreements providing for the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. The $125.0 million equity investment is subject to customary closing conditions, including regulatory approvals and the approval of Hexcel's stockholders, as well as a refinancing of its Senior Credit Facility for a term of four or more years with certain threshold maturity and covenant requirements. A special shareholders meeting has been called for March 18, 2003 and a proxy distributed to shareholders of record.

        The proceeds of this equity investment are intended to provide for the redemption of the remaining $46.9 million of 7% convertible subordinated notes due August 1, 2003 and to reduce senior indebtedness. The Company is working to complete a refinancing of its Senior Credit Facility for a term of four years or more. If this equity investment were not to be completed, the Company will require further amendment of the financial covenants under the existing Senior Credit Facility, and will need to arrange financing for the maturity of its convertible subordinated notes, due August 1, 2003. While the Company believes that it will successfully complete the $125.0 million equity investment, there can be no assurances that the transaction will be completed.

        For further information regarding the Company's financial obligations and commitments, see Notes 2, 8 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

        Hexcel provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on actual warranty experience. While Hexcel engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component and material suppliers, Hexcel's product warranty obligations are affected by product failure rates and material usage. Should actual product failure rates and material usage differ from the Company's estimates, revisions to the estimated product warranty costs would be required.

        Hexcel records significant reserves in connection with its business consolidation and restructuring programs. These reserves include estimates for employee severance costs, the settlement of contractual obligations, the fair value of certain assets held for sale and the timing of facility closures. Management closely monitors these actions and the related costs, and believes such estimates to be reasonable. However, if actual results differ from these estimates, it would have an impact on Hexcel's financial performance in the period such revision was made. In addition, certain of the expenses associated with the Company's business consolidation programs, including equipment moving and relocation costs, can not be accrued under accounting principles generally accepted in the United States of America and are expensed as incurred.

        Hexcel has recorded goodwill as a result of prior business acquisitions. Goodwill recorded represents the excess of purchase price over the fair value of the identifiable net assets of an acquired business. Effective January 1, 2002, Hexcel adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," ("FAS 142"). Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years. As a result of adopting FAS 142, goodwill is no longer amortized but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value. FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. No impact to the Company's consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142. The Company's annual impairment testing date will be during the fourth quarter of each year. In 2001, the Company recognized an impairment charge of $309.1 on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 3 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).

        Hexcel has significant other long lived assets. Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires estimates of these cash flows and fair value. The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.

        Hexcel records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Hexcel has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, these factors are highly subjective and are subject to change based upon market conditions, the Company's ability to execute its restructuring programs and other factors. In 2001, Hexcel recorded a valuation allowance against nearly all of its deferred tax assets. In the event Hexcel were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on deferred tax assets would increase income in the period such determination was made. Likewise, should Hexcel determine that it would not be able to realize all or part of its remaining net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        Hexcel holds equity interests in affiliated companies having operations or technology in areas within its strategic focus, one of which is publicly traded. Hexcel records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. This judgmental decision reflects many factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in further losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The Company recorded investment impairment charges of $4.0 million in 2002 and $7.8 million in 2001, relating to its investments in Asahi-Schwebel Co. Ltd. and Interglas Technologies AG, respectively.

        Hexcel has designated certain derivative financial instruments as foreign exchange hedges of future sales transactions at certain foreign subsidiaries. Unrealized losses on these foreign exchange contracts have not been recognized in the Company's consolidated statement of operations based on management's determination that the forecasted sales are probable of occurring and that the hedges have been effective in mitigating the foreign exchange risks associated with these future sales. The hedging contracts cover only a portion of the forecasted sales, and therefore, management considers the likelihood of not reaching the designated level of forecasted sales to be low. However, if the designated levels of forecasted sales are not achieved in the timeframe that management anticipates, Hexcel would need to report the unrealized losses on these derivative instruments in income.

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

        Hexcel attempts to net individual exposures on a consolidated basis, when feasible, to take advantage of natural offsets. In addition, the Company employs and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading or speculative purposes.

Interest Rate Risks

        Hexcel's long-term debt bears interest at both fixed and variable rates. As a result, the Company's consolidated results of operations are affected by interest rate changes on its variable rate debt. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company's variable rate debt, interest expense for 2002 of $62.8 million would have been $61.5 million and $64.1 million, respectively.

        Hexcel's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. The agreement provided for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at December 31, 2001, along with hedge ineffectiveness for the period ended October 29, 2002 and the year ended December 31, 2001, were not material. The interest rate cap agreement expired on October 29, 2002.

Currency Exchange Risks

        Hexcel has significant business activities in Europe. The Company operates seven manufacturing facilities in Europe, which generated approximately 44% of 2002 consolidated net sales. The Company's European business activities primarily involve three major currencies—the U.S. dollar, the British pound, and the Euro. The Company also conducts business or has joint venture investments in Japan, China, Malaysia, Australia and Brazil, and sells products to customers throughout the world. The majority of the Company's transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company's exposure to short-term currency fluctuations involving these countries. However, the value of the Company's investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company's ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. During 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $58.0 million and $83.9 million at December 31, 2002 and 2001, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the years ended December 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income (loss)" was a net gain of $9.3 million and a net loss of $5.9 million, respectively. Approximately $2.0 million of the amounts recorded in other comprehensive income are expected to be reclassified into earnings in fiscal 2003 as the hedged sales are recorded.

        Assuming a 10% increase in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would constitute a $9.2 million asset of the Company. Alternatively, assuming a 10% decrease in the value of the Euro relative to the U.S. dollar, the aggregate fair value of these contracts would represent a $2.4 million liability of the Company.

Utility Price Risks

        The Company has exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, the Company enters into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to the Company during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on the consolidated results of operations of the Company.

Other Risks

        As of December 31, 2002, the aggregate fair values of the Company's senior subordinated notes, due 2009, convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, were approximately $295.8 million, $46.2 million and $13.6 million, respectively. The convertible debt securities are convertible into Hexcel common stock at a price of $15.81 and $30.72 per share, respectively. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. The fair values are subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. Due to the conversion feature in the convertible securities, changes in the value of the Company's stock may affect the fair value of these convertible securities.

        Assuming that all other factors remain constant, the fair values of Hexcel's convertible subordinated notes, due 2003, and the convertible subordinated debentures, due 2011, would not be significantly impacted by a 10% change, either favorable or unfavorable, in the market price of the Company's common stock.

        Although fair value may be a proxy for the cost to repay the Company's indebtedness, the trust indentures for the Company's senior subordinated notes, due 2009; convertible subordinated notes, due 2003; and convertible subordinated debentures, due 2011 require that the Company repay the principal value of the indebtedness at maturity.

Recently Issued Accounting Standards

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). Among other matters, FAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The Company adopted FAS 145 as of January 1, 2002. As a result, a $2.7 extraordinary loss on early retirement of debt recorded in 2001 was reclassified as a separate line item below operating income in its consolidated statements of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company's consolidated financial statements. However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs, if implemented. The Company adopted FAS 146 as of January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of FAS 123. However, appropriate disclosures about the effects on reported net income of the Company's accounting policy with respect to stock-based employee compensation are provided.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As the disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002, the Company included the new disclosure herein.

        FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period.

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

        Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2003 and beyond; (d) expectations regarding the recovery of demand for electronics fabrics used in printed wiring boards, as well as future business trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2002; (h) expectations regarding the Company's equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (i) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency of the Senior Credit Facility and other financial resources to fund the Company's worldwide operations in 2003 and beyond; (k) amendment of the Senior Credit Facility; (l) the issuance of convertible preferred stock for $125.0 million in cash; (m) refinancing the Senior Credit Facility and the refinancing of the 7% convertible subordinated notes due August 1, 2003; and (n) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

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

/s/ DAVID E. BERGES David E. Berges Chief Executive Officer
/s/ STEPHEN C. FORSYTH Stephen C. Forsyth Chief Financial Officer
/s/ WILLIAM J. FAZIO William J. Fazio Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
    Stockholders of Hexcel Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has a scheduled debt obligation due August 1, 2003 which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing senior credit facility. The inability of the Company to make this scheduled payment without violating one or more financial covenants in the Company's existing senior credit facility raises substantial doubt about its ability to continue as a going concern. The Company also requires an amendment of its senior credit facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As a result of the anticipated non-compliance with these financial covenants, all debt has been classified as current as of December 31, 2002. The consolidated financial statements do not include any other adjustments that might result from the outcome of this uncertainty. The Company's plans for completion of a preferred stock and debt financing transaction are described in Note 2 to the consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2003

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2002	2001
	(In millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$8.2	$11.6
Accounts receivable, net	117.3	140.5
Inventories, net	113.6	131.7
Prepaid expenses and other assets	9.2	4.4

Total current assets	248.3	288.2
Net property, plant and equipment	309.4	329.2
Goodwill, net	74.4	72.4
Investments in affiliated companies	34.0	56.9
Other assets	42.0	42.7

Total assets	$708.1	$789.4

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$621.7	$17.4
Accounts payable	54.9	58.6
Accrued compensation and benefits	37.6	42.6
Accrued interest	19.1	18.8
Business consolidation and restructuring liabilities	10.5	33.4
Other accrued liabilities	35.3	33.7

Total current liabilities	779.1	204.5
Long-term notes payable and capital lease obligations	—	668.5
Long-term retirement obligations	48.1	31.3
Other non-current liabilities	8.3	17.7

Total liabilities	835.5	922.0

Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100.0 shares of stock authorized, shares issued of 39.8 at December 31, 2002 and 39.4 at December 31, 2001	0.4	0.4
Additional paid-in capital	288.2	287.7
Accumulated deficit	(381.5)	(367.9)
Accumulated other comprehensive loss	(21.2)	(39.7)

	(114.1)	(119.5)
Less- Treasury stock, at cost, 1.3 shares at December 31, 2002 and 1.2 shares at December 31, 2001	(13.3)	(13.1)

Total stockholders' equity (deficit)	(127.4)	(132.6)

Total liabilities and stockholders' equity (deficit)	$708.1	$789.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Net sales	$850.8	$1,009.4	$1,055.7
Cost of sales	689.5	818.6	824.3

Gross margin	161.3	190.8	231.4
Selling, general and administrative expenses	85.9	120.9	123.9
Research and technology expenses	14.7	18.6	21.2
Business consolidation and restructuring expenses	0.5	58.4	10.9
Impairment of goodwill and other purchased intangibles	—	309.1	—

Operating income (loss)	60.2	(316.2)	75.4
Litigation gain	9.8	—	—
Interest expense	(62.8)	(64.8)	(68.7)
Gain (loss) on early retirement of debt	0.5	(2.7)	—
Gain on sale of Bellingham aircraft interiors business	—	—	68.3

Income (loss) before income taxes	7.7	(383.7)	75.0
Provision for income taxes	11.3	40.5	26.3

Income (loss) before equity in earnings (losses)	(3.6)	(424.2)	48.7
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	(10.0)	(9.5)	5.5

Net income (loss)	$(13.6)	$(433.7)	$54.2

Net income (loss) per share:
Basic	$(0.35)	$(11.54)	$1.47
Diluted	$(0.35)	$(11.54)	$1.32
Weighted average shares:
Basic	38.4	37.6	36.8
Diluted	38.4	37.6	45.7

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Par	Additional Paid-in Capital			Treasury Shares	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
	(In millions)
Balance, January 1, 2000	$0.4	$273.6	$11.6	$(4.8)	$(10.7)	$270.1
Net income			54.2			54.2	$54.2
Currency translation adjustment				(10.2)		(10.2)	(10.2)
Minimum pension obligation				(5.0)		(5.0)	(5.0)

Comprehensive income							$39.0

Activity under stock plans and other		7.1			(0.5)	6.6

Balance, December 31, 2000	$0.4	$280.7	$65.8	$(20.0)	$(11.2)	$315.7
Net loss			(433.7)			(433.7)	$(433.7)
Currency translation adjustment				(12.1)		(12.1)	(12.1)
Net unrealized loss on financial instruments				(5.9)		(5.9)	(5.9)
Minimum pension obligation				(1.7)		(1.7)	(1.7)

Comprehensive loss							$(453.4)

Activity under stock plans and other		7.0			(1.9)	5.1

Balance, December 31, 2001	$0.4	$287.7	$(367.9)	$(39.7)	$(13.1)	$(132.6)
Net loss			(13.6)			(13.6)	$(13.6)
Currency translation adjustment				19.6		19.6	19.6
Net unrealized gain on financial instruments				9.3		9.3	9.3
Minimum pension obligation				(10.4)		(10.4)	(10.4)

Comprehensive loss							$(4.9)

Activity under stock plans and other		0.5			(0.2)	0.3

Balance, December 31, 2002	$0.4	$288.2	$(381.5)	$(21.2)	$(13.3)	$(127.4)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2002	2001	2000
	(In millions)
Cash flows from operating activities
Net income (loss)	$(13.6)	$(433.7)	$54.2
Reconciliation to net cash provided by operations:
Depreciation	47.2	50.7	45.6
Amortization of goodwill and other intangibles assets	—	12.5	13.1
Deferred income taxes	1.7	27.6	8.6
Business consolidation and restructuring expenses	0.5	58.4	10.9
Business consolidation and restructuring payments	(24.3)	(12.0)	(11.8)
Impairment of goodwill and other purchased intangibles	—	309.1	—
Loss (gain) on early retirement of debt	(0.5)	0.7	—
Gain on sale of Bellingham aircraft interiors business	—	—	(68.3)
Gain on curtailment of pension plan	—	—	(5.1)
Equity in (earnings) losses of and write-downs of an investment in affiliated companies	10.0	9.5	(5.5)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	35.6	4.6	(7.7)
Decrease (increase) in inventories	25.8	20.6	(17.0)
Decrease (increase) in prepaid expenses and other assets	(1.7)	1.1	(0.4)
Increase (decrease) in accounts payable and accrued liabilities	(15.7)	(19.2)	10.7
Changes in other non-current assets and long-term liabilities	0.9	5.1	5.7

Net cash provided by operating activities	65.9	35.0	33.0

Cash flows from investing activities
Capital expenditures	(14.9)	(38.8)	(39.6)
Proceeds from sale of an ownership in an affiliated company	10.0	—	—
Proceeds from sale of Bellingham aircraft interiors business	—	—	113.3
Proceeds from sale of other assets	1.5	—	3.4
Dividends from (investments in) affiliated companies	1.6	0.8	(8.3)
Other	(0.5)	(0.3)	—

Net cash provided by (used for) investing activities	(2.3)	(38.3)	68.8

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	(57.4)	24.6	29.5
Proceeds from issuance of long-term debt	—	98.5	—
Repayments of long-term debt and capital lease obligations	(9.9)	(110.6)	(126.0)
Debt issuance costs	—	(3.5)	(0.9)
Activity under stock plans and other	—	(0.4)	2.4

Net cash provided by (used for) financing activities	(67.3)	8.6	(95.0)

Effect of exchange rate changes on cash and cash equivalents	0.3	1.2	(1.9)

Net increase (decrease) in cash and cash equivalents	(3.4)	6.5	4.9
Cash and cash equivalents at beginning of year	11.6	5.1	0.2

Cash and cash equivalents at end of year	$8.2	$11.6	$5.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

Nature of Operations and Basis of Consolidation

        The consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries ("Hexcel" or "the Company"), after elimination of intercompany transactions and accounts. Investments in affiliated companies in which the Company's interests are generally between 20% and 50%, and where the Company does not control the financial and operating decisions, are accounted for using the equity method of accounting.

        Hexcel is a leading producer of advanced structural materials. The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in commercial aerospace, space and defense, electronics, and industrial applications. The Company's materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, window blinds, skis, snowboards and other recreational equipment.

        The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia, Australia and South America. The Company is also an investor in six joint ventures; three of which manufacture and market reinforcement products in Europe, Asia and the United States; one manufactures and markets composite materials in Japan; and two manufacture composite structures in Asia.

        As discussed in Note 22, Hexcel sold its Bellingham aircraft interiors business on April 26, 2000. As a result of this transaction, the statements of operations, of stockholders' equity (deficit) and comprehensive income (loss), and of cash flows include the financial position, results of operations and cash flows of the Bellingham aircraft interiors business as of such dates and for such periods that the business was owned.

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

Inventories

        Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods. The Company provides allowances for obsolete and unmarketable inventory. As of December 31, 2002 and 2001, inventory allowances were $21.3 million and $25.1 million, respectively.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the estimated life of the related asset.

Goodwill and Other Purchased Intangibles

        Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," ("FAS 142"). Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 to 40 years. As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value. FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. No impact to the Company's consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142. The Company's annual impairment testing date will be during the fourth quarter of each year. In 2001, the Company recognized an impairment charge of $309.1 million on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 3).

Impairment of Long-Lived Assets

        Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires estimates of these cash flows and fair value. The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.

Investments

        The Company has investments in affiliated companies with equity interests ranging from 25% to 50%. Hexcel does not control the financial and operating decisions of these companies and, therefore, accounts for its share of their operating performance using the equity method of accounting. Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge. The Company reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. The Company records an investment impairment charge when the decline in value is considered to be other than temporary. The Company recorded an impairment of $4.0 million in 2002 and $7.8 million in 2001, relating to its investments in Asahi-Schwebel Co. Ltd. and Interglas Technologies AG, respectively (see Note 7).

Debt Financing Costs

        Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 7 to 10 years. At December 31, 2002 and 2001, deferred debt financing costs were $11.7 million and $15.5 million, net of accumulated amortization of $14.5 million and $10.7 million, respectively, and are included in "other assets" in the consolidated balance sheets.

Stock-Based Compensation

        Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant. However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods. As of December 31, 2002, the Company had several on-going stock-based compensation plans, including stock options, restricted stock and various forms of restricted stock unit awards, which are described further in Note 13.

        The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The effects on net income (loss) and net income (loss) per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	(in millions, except per share data)
Net income (loss):
Net income (loss), as reported	$(13.6)	$(433.7)	$54.2
Add: Stock-based compensation expense included in reported net income, net of tax	0.8	2.0	4.5
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(6.0)	(5.9)	(9.8)

Pro forma net income (loss)	$(18.8)	$(437.6)	$48.9
Net income (loss) per share:
Basic net income (loss) per share:
As reported	$(0.35)	$(11.54)	$1.47
Pro forma	$(0.49)	$(11.64)	$1.33
Diluted net income (loss) per share:
As reported	$(0.35)	$(11.54)	$1.32
Pro forma	$(0.49)	$(11.64)	$1.21

Currency Translation

        The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "accumulated other comprehensive loss" in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the consolidated statements of operations and were not material to Hexcel's consolidated results of operations in 2002, 2001 or 2000.

Revenue Recognition

        Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment. Revenues derived from design, installation and support services are recognized when the service is provided, or alternatively, when the product to which the service relates is delivered to the customer. The Company accrues for sales returns and allowances based on its historical experience at the time of sale.

Product Warranty

        The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience.

Shipping and Handling Costs

        The Company recognizes shipping and handling costs as incurred as a component of "cost of sales" in the consolidated statements of operations. Shipping or handling costs billed to the customer for reimbursement purposes were not significant.

Research and Technology

        Research and technology costs are expensed as incurred.

Income Taxes

        The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets' attributes. When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income. In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets. The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. taxable income during the carry-forward period improve (see Note 12).

Concentration of Credit Risk

        Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's sales to two customers and their related subcontractors accounted for approximately 37%, 39% and 33% of the Company's 2002, 2001 and 2000 net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2002 and 2001, the allowance for doubtful accounts was $5.1 million and $8.5 million, respectively. Bad debt expense was a net credit of $(0.9) million in 2002, $3.4 million in 2001 and $0.7 million in 2000.

Derivative Financial Instruments

        Hexcel uses various financial instruments, including foreign currency forward exchange contracts and interest rate cap agreements, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in "other comprehensive income" until the underlying hedged transactions affect income. The Company designates its interest rate cap agreements as cash flow hedges against specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials may occur. The most recent effective interest rate cap agreement expired on October 29, 2002. The Company does not use financial instruments for trading or speculative purposes.

        Effective January 1, 2001, Hexcel adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and its corresponding amendments under Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("FAS 138"). FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of FAS 133 and FAS 138 did not have a material effect on the Company's consolidated financial position or results of operations (see Note 15).

Self-insurance

        Hexcel is self-insured up to specific levels for certain liabilities. Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims. Effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees, in order to more effectively manage its medical costs. The program includes "stop loss" insurance, which caps Hexcel's risk at $250,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company.

Recently Issued Accounting Standards

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). Among other matters, FAS 145 rescinds FASB Statement No. 4, "Reporting

Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The Company adopted FAS 145 as of January 1, 2002. As a result, a $2.7 million extraordinary loss on early retirement of debt recorded in 2001 was reclassified as a separate line item below operating income in the consolidated statements of operations (see Note 8).

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company's consolidated financial statements. However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs. The Company adopted FAS 146 as of January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("FAS 148"). FAS 148 amends FAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123. However, appropriate disclosures about the effects on reported net income of the Company's accounting policy with respect to stock-based employee compensation are provided above.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As the disclosure requirements in FIN 45 are effective for financial statements with periods ending after December 15, 2002, the Company has included the new disclosures herein.

        FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period (see Note 16).

Reclassifications

        Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2002 presentation.

Note 2—Refinancing of Capital Structure

        On December 18, 2002, Hexcel announced that it entered into definitive agreements providing for a new equity financing through the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon the closing of the transactions, the total number of Hexcel's outstanding common shares including shares issuable upon conversion of both of the new series convertible preferred stocks is expected to increase from approximately 38.4 million shares to approximately 88.2 million shares.

        Hexcel agreed to issue 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks will be mandatorily redeemable on January 22, 2010. Both preferred stocks will be convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of such common stock for any period of 60 consecutive trading days ending after the third anniversary of the original issuance date of the convertible preferred stock exceeds $9.00 per share. The preferred stocks will be entitled to vote on an as converted basis with Hexcel's common stock. The series A preferred stock will accrue dividends at a rate of 6% per annum following the third anniversary of the issuance, which dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock will not accrue dividends. After giving effect to the issuances, the Berkshire/Greenbriar Investors will own approximately 35.2% of Hexcel's outstanding voting securities.

        Hexcel has separately agreed to issue 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to affiliates of Goldman Sachs (the "Goldman Sachs Investors"), who currently own approximately 37.8% of Hexcel's outstanding common stock, for a cash payment of approximately $47.1 million. This issuance of preferred stock will enable Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel's voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.

        At the closing of the transactions, Hexcel and the Berkshire/Greenbriar Investors will enter into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement will require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement will also prohibit the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar Investors and Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

        The $125.0 million equity investment is subject to customary closing conditions, including regulatory approvals and the approval of Hexcel's stockholders, as well as, a refinancing of its existing senior credit facility for a term of four or more years with certain threshold maturity and covenant requirements. If this equity investment were not to be completed before the end of the first quarter of 2003, the Company would require further amendment of the financial covenants under its existing senior credit facility, and if the equity investment were not to be completed at all, would need to arrange financing for the maturity of its 7% convertible subordinated notes, due August 1, 2003. While the Company believes that it will successfully complete the $125.0 million equity investment, there can be no assurances that the transaction will be completed.

        On February 14, 2003, a proxy statement was mailed to Hexcel's shareholders of record as of February 12, 2003, to solicit the vote of these shareholders and, among other things, to approve the issuance of the new preferred stocks and the common stock issuable upon the conversion of the preferred stocks. The special meeting of shareholders is scheduled to be held on March 18, 2003. The Company is negotiating the terms of new senior debt financings that, together with a portion of the proceeds from the sale of the preferred stocks, will refinance the senior credit facility as required by the terms of the equity investment. Hexcel intends to close the equity transactions and the related refinancings shortly after the special meeting of shareholders, although there can be no assurance as to whether and when these transactions will close.

        The Company has a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants defined in the Company's existing debt agreements. The Company also requires an amendment of its senior credit facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all debt has been classified as current at December 31, 2002.

        The proceeds from the preferred stock issuances will be used to reduce Hexcel's bank debt and to provide for the repayment in August 2003 of its 7% convertible subordinated notes, due 2003. With the redemption of the 7% convertible subordinated notes, due 2003, and the refinancing of the outstanding indebtedness under the senior credit facility, the Company will have addressed its largest debt maturities (described in Note 8) for the next four years. Management believes that these actions, when completed, will likely resolve the uncertainty described above.

Note 3—Goodwill and Other Purchased Intangibles

        Upon the Company's adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased. Although no amortization expense was recognized in 2002, the consolidated statements of operations include amortization expense of $12.5 million in 2001 and $13.1 million in 2000.

        Net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude amortization expense, net of tax, are as follows:

	2002	2001	2000
	(in millions)
Net income (loss):
Net income (loss)	$(13.6)	$(433.7)	$54.2
Goodwill amortization, net of tax	—	11.2	8.5

Adjusted net income (loss)	$(13.6)	$(422.5)	$62.7

Basic net income (loss) per share:
Net income (loss)	$(0.35)	$(11.54)	$1.47
Goodwill amortization, net of tax	—	0.30	0.23

Adjusted basic net income (loss) per share	$(0.35)	$(11.24)	$1.70

Diluted net income (loss) per share:
Net income (loss)	$(0.35)	$(11.54)	$1.32
Goodwill amortization, net of tax	—	0.30	0.19

Adjusted diluted net income (loss) per share	$(0.35)	$(11.24)	$1.51

        The gross carrying amount and accumulated amortization of goodwill, by the Company's reportable segments, as of December 31, 2002 and 2001, are as follows:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Reinforcements	$69.9	$29.8	$40.1	$69.6	$29.7	$39.9
Composites	31.1	13.4	17.7	27.9	12.0	15.9
Structures	23.5	6.9	16.6	23.5	6.9	16.6

Goodwill	$124.5	$50.1	$74.4	$121.0	$48.6	$72.4

        Changes in the net carrying amount of goodwill for the years ended December 31, 2002, 2001 and 2000, by reportable segment, are as follows:

	Reinforcements	Composites	Structures	Total
	(in millions)
Balance as of January 1, 2000	$350.3	$36.9	$24.0	$411.2
Amortization of goodwill and other purchased intangibles	(9.1)	(2.7)	(1.3)	(13.1)
Sale of Bellingham aircraft interiors business	—	—	(4.9)	(4.9)
Currency translation adjustment and other	—	(1.5)	—	(1.5)

Balance as of December 31, 2000	$341.2	$32.7	$17.8	$391.7
Amortization of goodwill and other purchased intangibles	(9.1)	(2.2)	(1.2)	(12.5)
Impairment of goodwill and other purchased intangibles	(292.1)	(17.0)	—	(309.1)
Acquired goodwill	—	2.9	—	2.9
Currency translation adjustment	(0.1)	(0.5)	—	(0.6)

Balance as of December 31, 2001	$39.9	$15.9	$16.6	$72.4
Currency translation adjustment	0.2	1.8	—	2.0

Balance as of December 31, 2002	$40.1	$17.7	$16.6	$74.4

        As of December 31, 2002 and 2001, other purchased intangibles had no carrying value.

Impairment of Goodwill and Other Purchased Intangibles

        During the fourth quarter of 2001, the Company reviewed its long-lived assets under FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," particularly goodwill and other purchased intangibles acquired in recent years, for impairment. The review was undertaken in response to changes in market conditions and the Company's revised business outlook resulting from a sharp decline in demand for the Company's woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production following the tragic events of September 11, 2001. The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slow down in commercial satellite launches following the financial failure of a number of satellite based telecommunication projects and the postponement of others. These adverse changes in market conditions led to the lowering of revenue forecasts associated with certain businesses in the Reinforcements and Composites segments.

        Based on this review, the Company determined that the long-lived assets, including goodwill, of the fabrics business acquired from Clark-Schwebel in 1998 and the satellite business acquired from Fiberite in 1997 were not fully recoverable. The Company recorded non-cash impairment charges of $292.1 million and $17.0 million related to the goodwill and other purchased intangibles associated with the Clark-Schwebel and Fiberite acquisitions, respectively. The amounts of the impairment charges were calculated as the excess of the carrying value of the assets over their fair values. Fair values were determined using discounted future cash flow models, market valuations and third party appraisals, where appropriate. There were no tax benefits recognized on the impairments because of limitations on the Company's ability to realize the tax benefits.

Note 4—Business Consolidation and Restructuring Programs

        The aggregate business consolidation and restructuring activities for the three years ended December 31, 2002, consisted of the following:

	Employee Severance	Facility & Equipment	Total
	(in millions)
Balance as of January 1, 2000	$3.5	$0.6	$4.1
Business consolidation expenses:
Current period expenses	3.7	10.6	14.3
Reversal of 1999 business consolidation expenses	(0.3)	(3.1)	(3.4)

Net business consolidation expenses	3.4	7.5	10.9
Cash expenditures	(3.9)	(7.9)	(11.8)
Non-cash items:
Reversal of 1999 business consolidation expenses	—	3.1	3.1
Non-cash usage, including asset write-downs	(0.6)	(3.0)	(3.6)

Total non-cash items	(0.6)	0.1	(0.5)

Balance as of December 31, 2000	$2.4	$0.3	$2.7
Business consolidation and restructuring expenses	34.5	23.9	58.4
Cash expenditures	(6.4)	(5.6)	(12.0)
Non-cash usage, including asset write-downs	—	(15.7)	(15.7)

Balance as of December 31, 2001	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)

Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustment	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)

Total non-cash items	—	—	—

Balance as of December 31, 2002	$8.0	$2.5	$10.5

November 2001 Program

        In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, the continued depressed business conditions in the electronics market and the weakness in the general economy. The program targeted a 20% reduction in cash fixed costs, or $60.0 million, compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. In connection with the program, the Company recognized charges of $47.9 million in the fourth quarter of 2001. During 2002, the Company continued the implementation of this program in 2002, reducing its workforce, since announcement, by approximately 25% to 4,245 employees.

        In 2002, the Company recognized a net change in estimated business consolidation and restructuring expenses related to this program of $0.7 million. This resulted from a $1.8 million reduction of previously accrued liabilities as employee severance and other benefit costs were lower than previously expected, offset in part, by a $1.1 million increase in restructuring liabilities for facility lease termination costs. An additional $1.2 million was expensed as incurred in 2002.

        Business consolidation and restructuring activities for this program consisted of the following:

	Employee Severance	Facility & Equipment	Total
	(in millions)
Balance as of December 31, 2000	$—	$—	$—
Business consolidation and restructuring expenses	30.8	17.1	47.9
Cash expenditures	(3.2)	—	(3.2)
Non-cash usage, including asset write-downs	—	(14.3)	(14.3)

Balance as of December 31, 2001	$27.6	$2.8	$30.4
Business consolidation and restructuring expenses
Current period expenses	—	1.2	1.2
Change in estimated expenses	(1.8)	1.1	(0.7)

Net business consolidation and restructuring expenses	(1.8)	2.3	0.5
Cash expenditures	(18.9)	(2.1)	(21.0)
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Currency translation adjustment	0.9	—	0.9

Balance as of December 31, 2002	$7.8	$2.5	$10.3

July 2001 Program

        As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001. These actions incorporated steps to furlough employees, idle manufacturing facilities and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees primarily in the Reinforcements and Composites business segments. In connection with the program, the Company recognized a charge of $3.9 million in 2001. During 2002, the Company reviewed its remaining liability under the program and recognized a change in estimated business consolidation and restructuring expenses of $0.6 million, as employee severance and other benefit costs were lower than previously expected.

        Business consolidation and restructuring activities for this program consisted of the following:

	Employee Severance	Facility & Equipment	Total
	(in millions)
Balance as of December 31, 2000	$—	$—	$—
Business consolidation and restructuring expenses	3.6	0.3	3.9
Cash expenditures	(2.1)	(0.2)	(2.3)

Balance as of December 31, 2001	$1.5	$0.1	$1.6
Change in estimated expenses	(0.6)	—	(0.6)
Cash expenditures	(0.9)	(0.1)	(1.0)

Balance as of December 31, 2002	$—	$—	$—

December 1998 and September 1999 Programs

        As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999. The primary purpose of these programs was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities. In connection with these business consolidation programs, the Company closed three manufacturing facilities, vacated approximately 560 thousand square feet of manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions.

        In 2000, the Company added two further actions to the September 1999 business consolidation program. The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities – one in Lancaster, Ohio and another in Gilbert, Arizona. The Gilbert, Arizona facility was closed in 2001 and the closure of the Lancaster, Ohio facility was completed in 2002. The manufacturing output from these two plants is now being produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah. In connection with the program, including the program revisions, the Company recognized a charge of $14.3 million in 2000.

        In addition, during 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products. Based on these improved market conditions and a manufacturing capacity review, the Company decided to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company's facilities. As a result of the decision not to proceed to consolidate production, the Company reversed a total of $3.4 million of business consolidation expenses that were previously recognized in 1999, including $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

        In 2002, the Company recognized a change in estimated business consolidation expenses related to this program of $0.5 million, as actual employee severance was lower than previously expected. Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.6 million and $6.5 million in 2002 and 2001, respectively. Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities. In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.

        Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

	Employee Severance	Facility & Equipment	Total
	(in millions)
Balance as of January 1, 2000 (a)	$3.5	$0.6	$4.1
Business consolidation expenses:
Current period expenses	3.7	10.6	14.3
Reversal of 1999 business consolidation expenses	(0.3)	(3.1)	(3.4)

Net business consolidation expenses	3.4	7.5	10.9
Cash expenditures	(3.9)	(7.9)	(11.8)
Non-cash items:
Reversal of 1999 business consolidation expenses	—	3.1	3.1
Non-cash usage, including asset write-downs	(0.6)	(3.0)	(3.6)

Total non-cash items	(0.6)	0.1	(0.5)

Balance as of December 31, 2000	$2.4	$0.3	$2.7
Business consolidation expenses	0.1	6.5	6.6
Cash expenditures	(1.1)	(5.4)	(6.5)
Non-cash usage, including asset write-downs	—	(1.4)	(1.4)

Balance as of December 31, 2001	$1.4	$—	$1.4
Business consolidation expenses
Current period expenses	—	1.6	1.6
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(0.5)	—	(0.5)

Net business consolidation expenses	(0.5)	1.1	0.6
Cash expenditures	(0.7)	(1.6)	(2.3)
Non-cash reversal of 1999 business consolidation expenses	—	0.5	0.5

Balance as of December 31, 2002	$0.2	$—	$0.2

  (a)
  The December 1998 program had an accrued liability balance of $1.0 million for employee severance at January 1, 2000, which was utilized during 2000.

        As of December 31, 2002, the December 1998, September 1999 and July 2001 programs have been essentially completed, while the November 2001 program will be substantially completed in 2003. Management will continue to closely monitor spending under the November 2001 program and evaluate opportunities that may exist for future actions, as the Company continues to right-size the business in response to existing conditions in the markets it serves.

Note 5—Inventories

	December 31,
	2002	2001
	(in millions)
Raw materials	$40.7	$59.1
Work in progress	37.6	35.2
Finished goods	35.3	37.4

Inventories	$113.6	$131.7

Note 6—Net Property, Plant and Equipment

	December 31,
	2002	2001
	(in millions)
Land	$21.1	$23.5
Buildings	140.2	132.7
Equipment	470.7	443.8
Construction in Progress	10.8	17.0

Property, plant and equipment	642.8	617.0
Less accumulated depreciation	(333.4)	(287.8)

Net property, plant and equipment	$309.4	$329.2

Note 7—Investments in Affiliated Companies

        In 1999, Hexcel, Boeing International Holdings, Ltd. and Aviation Industries of China (now known as China Aviation Industry Corporation I) formed a joint venture, BHA Aero Composite Parts Co., Ltd. ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China. In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Asian Composites began shipping composite structures to customers during the second half of 2001, while BHA Aero began deliveries in the first half of 2002. During 2000, Hexcel made cash equity investments totaling $8.3 million in these two joint ventures. No additional cash equity investments were made during 2002 and 2001. As of December 31, 2002 and 2001, the Company had an outstanding letter of credit of $11.1 million in support of a loan to BHA Aero (see Note 16).

        The Company also has equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan—a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. CS Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

        In 2002, the Company agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options are simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment charge of $4.0 million. There was no tax benefit recognized on the write-down.

        In 2001, the Company wrote-down its investment in Interglas by $7.8 million. The write-down was the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company. The amount of the write-down was determined based on available market information and appropriate valuation methodologies. The Company did not record deferred tax benefits on the write-down because of limitations imposed by foreign tax laws and the Company's ability to realize the tax benefits.

        Lastly, Hexcel owns a 45% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Hexcel is contingently liable to pay DIC up to $1.5 million with respect to DHL's debt under certain defined circumstances through January 31, 2004, unless renewed. This contingent liability will cease upon DHL's repayment of the underlying loan.

        Summarized condensed combined financial information for these joint ventures as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 is as follows:

	December 31,
	2002	2001
	(in millions)
Summarized Condensed Combined Balance Sheets
Current assets	$106.0	$132.0
Noncurrent assets	209.7	213.3

Total assets	$315.7	$345.3
Current liabilities	$66.8	$52.0
Noncurrent liabilities	99.2	87.0

Total liabilities	166.0	139.0
Minority Interest	20.3	21.3
Partners' equity	129.4	185.0

Total liabilities and partners' equity	$315.7	$345.3

	2001	2002	2000
Summarized Condensed Combined Statements of Operations
Net sales	$232.7	$276.5	$337.3
Cost of sales	207.5	204.5	250.2

Gross profit	25.2	72.0	87.1
Other costs and expenses	78.6	76.0	79.8

Net income (loss)	$(53.4)	$(4.0)	$7.3

Note 8—Notes Payable

	December 31,
	2002	2001
	(in millions)
Senior Credit Facility	$179.7	$233.9
European credit and overdraft facilities	0.2	3.5
Senior subordinated notes, due 2009 (net of unamortized discount of $1.2 and $1.4 as of December 31, 2002 and 2001)	338.8	338.6
Convertible subordinated notes, due 2003	46.9	46.9
Convertible subordinated debentures, due 2011	22.7	24.5
Various notes payable	—	0.1

Total notes payable	588.3	647.5
Capital lease obligations	33.4	38.4

Total notes payable and capital lease obligations	$621.7	$685.9

Notes payable and current maturities of capital lease obligations	$621.7	$17.4
Long-term notes payable and capital lease obligations, less current maturities	—	668.5

Total notes payable and capital lease obligations	$621.7	$685.9

Senior Credit Facility

        Hexcel has a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consists of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations. These commitments consisted of funded term loans of $106.8 million, revolving credit and overdraft facilities of $160.8 million, and letter of credit facilities of $30.0 million. As of December 31, 2002, drawings under the revolving credit facility were $72.9 million, leaving undrawn commitments under the facilities of $87.9 million. As of December 31, 2002, letters of credit issued under the facility approximated $24.2 million, of which $11.1 million supports a loan to the Company's BHA Aero joint venture. The Company is subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility is scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.

        Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002. The amendment also provided for a 25 basis point increase on January 1, 2003 if the Company did not reduce the commitment by a further $25.0 million, prior to that date. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to an Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of an Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of an Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At December 31, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility.

        In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral. The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate. It had also pledged some or all of the shares of certain subsidiaries. Under the terms of the amendment, Hexcel has granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property. In addition, each of a group of Hexcel's European subsidiaries granted a security interest in its accounts receivable that secured certain local borrowings advanced to that subsidiary.

        The Senior Credit Facility has been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt. In connection with the 2002 and previous amendments, included in interest expense in 2002 and 2001 are fees and expenses incurred of approximately $1.8 million and $1.0 million, respectively.

        The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. As these market conditions experienced in 2002 are expected to continue during 2003, absent completing its refinancing (see Note 2), the Company will need to obtain a further amendment of the facility before the end of the first quarter of 2003 to accommodate its projected financial performance for that quarter and for such period until it can complete its refinancing or be in compliance with the financial covenants as provided in the Senior Credit Facility agreement. Given its financial leverage, the Company's ability to comply with the financial covenants and other terms of its Senior Credit Facility could be compromised in the future if its financial performance were to further deteriorate as a result of further declines in the general macroeconomic environment or in key markets served by the Company, or by other unforeseen events. There is no assurance that the Company's senior lenders will further amend its financial covenants, if required, or as to the terms under which such an amendment may be granted. In addition, absent completing the refinancing, the Company may need the consent of its senior lenders to redeem its 7% convertible subordinated notes due August 1, 2003, and there is no assurance that this consent, if sought, would be obtained.

        The weighted average interest rate on the Senior Credit Facility was 7.71%, 8.50% and 11.55% for the years ended December 31, 2002, 2001 and 2000, respectively. During the three years ended December 31, 2002, interest rates have been in the following ranges:

	In excess of the applicable London interbank rate	In excess of the base rate of the administrative agent for the lenders
January 2002 to Present	2.00% – 4.25%	1.25% – 3.25%
May 2001 to January 2002	1.00% – 3.25%	0.25% – 2.25%
March 2000 to May 2001	0.75% – 3.00%	0.00% – 2.00%
Prior to March 2000	0.75% – 2.50%	0.00% – 1.50%

        The Senior Credit Facility is subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility.

        At December 31, 2001, Hexcel had an interest rate cap agreement outstanding which covered a notional amount of $50.0 million of the Senior Credit Facility, providing a maximum fixed rate of 5.50% on the applicable London interbank rate. The agreement expired on October 29, 2002 (see Note 15).

European Credit and Overdraft Facilities

        In addition to the Senior Credit Facility, certain of Hexcel's European subsidiaries have access to limited credit and overdraft facilities provided by various local banks. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The interest rates on these credit and overdraft facilities for the three years ended December 31, 2002, ranged from 1.5% to 6.6%.

Senior Subordinated Notes, due 2009

        On January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009. On June 29, 2001, the Company offered an additional $100.0 million under the same indenture at a price of 98.5% of face value. The senior subordinated notes are general unsecured obligations of Hexcel.

        Net proceeds from the subsequent offering were used to redeem $67.5 million aggregate principal amount of the Company's outstanding 7% convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003. As a result of the redemption, the Company recognized a $2.7 million loss on the early retirement debt. With the adoption of FAS 145 on January 1, 2002, the $2.7 million extraordinary loss on early retirement of debt recorded in 2001 was reclassified as a separate line item below operating income in the consolidated statements of operations. There was no tax benefit recognized on the loss because of limitations on the Company's ability to realize the tax benefits.

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

On June 29, 2001, $67.5 million aggregate principal amount of the convertible subordinated notes were redeemed.

Convertible Subordinated Debentures, due 2011

        The convertible subordinated debentures carry an annual interest rate of 7.00% and are convertible into shares of Hexcel common stock prior to maturity, unless previously redeemed, at a conversion price of $30.72 per share. Mandatory redemption of the convertible debentures was scheduled to begin in 2002 through annual sinking fund requirements of $1.1 million in 2002 and $1.8 million in each year thereafter. The Company satisfied the 2002 annual sinking fund requirement in 2001. In 2002, the Company recognized a $0.5 million gain on the early retirement of debt, relating to the repurchase of $1.8 million in satisfaction of the 2003 sinking fund requirement. The debt was repurchased at market prices, which resulted in a gain. In accordance with the requirements of FAS 145, the gain has been reported as a separate line item below operating income in the consolidated statements of operations.

Increasing Rate Senior Subordinated Note, due 2003

        The increasing rate senior subordinated note, due 2003 was a general unsecured obligation payable to certain subsidiaries of Ciba Specialty Chemicals Holding, Inc. Effective February 1999, the interest rate on the note was 10.50% per annum, a rate which increased by 0.50% per annum each February thereafter until the repayment of principal. The average interest rate on the note was 11.42% in 2001 and 10.96% in 2000. The note was redeemed in full on June 29, 2001 with the proceeds of the $100.0 million issuance of 9.75% senior subordinated notes, due 2009.

Aggregate Maturities of Notes Payable

        The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations (see Note 9):

Payable during the years ending December 31:	(in millions)
2003	$55.7
2004	117.1
2005	57.6
2006	1.8
2007	1.8
Thereafter	355.5

Total notes payable	$589.5

        The aggregate maturities of notes payable in 2003 include European credit and overdraft facilities of $0.2 million, which are repayable on demand. At December 31, 2002, the unamortized discount on the additional $100.0 million senior subordinated notes, due 2009, issued on June 29, 2001, was $1.2 million.

Debt Classification as of December 31, 2002

        As described in Note 2, as the anticipated refinancing of the capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants, all debt has been classified as current at December 31, 2002.

Estimated Fair Values of Notes Payable

        The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2002 and 2001 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The approximate, aggregate fair values of the Company's other notes payable as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(in millions)
Senior subordinated notes, due 2009	$295.8	$190.4
Convertible subordinated notes, due 2003	46.2	27.0
Convertible subordinated debentures, due 2011	13.6	15.5

        The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Note 9—Leasing Arrangements

        Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2002 and 2001, were:

	2002	2001
	(in millions)
Property, plant and equipment	$55.3	$61.1
Less accumulated depreciation	(31.4)	(26.3)

Net property, plant and equipment	$23.9	$34.8

Capital lease obligations	$33.4	$38.4
Less current maturities	(6.3)	(5.6)

Long-term capital lease obligations, net	$27.1	$32.8

        Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $3.8 million in 2002, $5.4 million in 2001, and $7.0 million in 2000.

        Scheduled future minimum lease payments as of December 31, 2002 were:

	Type of Lease
Payable during years ending December 31:
	Capital	Operating
	(in millions)
2003	$8.7	$2.9
2004	8.7	2.5
2005	8.5	2.6
2006	11.4	1.7
2007	0.5	0.7
Thereafter	3.3	2.0

Total minimum lease payments	$41.2	$12.4

Less amounts representing interest	7.8

Present value of future minimum capital lease payments	33.4
Less current obligations under capital leases	6.2

Long-term obligations under capital lease	$27.2

Classification as of December 31, 2002

        As described in Note 2, the anticipated refinancing of the capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants; therefore, all capital lease obligations have been classified as current at December 31, 2002.

Note 10—Related Parties

Change in Control

        On December 19, 2000, the Goldman Sachs Investors completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. The shares acquired by the Goldman Sachs Investors represented approximately 39% of the Hexcel's outstanding common stock. In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company's board of directors.

        Hexcel incurred $2.2 million of costs in connection with this transaction, all of which were included in "selling, general, and administrative expenses" in 2000. These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan. Under the terms of the Company's various stock option and management incentive plans, the transaction constituted a "change in control" event, resulting in all outstanding stock options becoming vested and exercisable. The former Chief Executive Officer waived the vesting of his stock options by such event. In addition, nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) vested one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances. As a result, approximately 1.3 stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000 (see Note 13).

        In addition, due to the change in control event, shares of the Hexcel's common stock underlying a total of approximately 0.8 million restricted stock units and performance accelerated restricted stock units (collectively, "stock units") were distributed. However, the former Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units), such that any shares of common stock that would have otherwise been distributed immediately would be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances (see Note 13).

Note 11—Retirement and Other Postretirement Benefit Plans

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

        Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company's U.S. qualified defined benefit retirement plan. Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee's salary to an individual 401(k) retirement savings account, depending on the employee's age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in the Company's U.S. qualified defined benefit retirement plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date. The Company recognized a non-cash curtailment gain of $5.1 million (an after-tax gain of approximately $3.3 million) in 2000 as a result of the amendment to its defined benefit retirement plan.

        The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2002, was:

	2002	2001	2000
	(in millions)
Defined benefit retirement plans	$6.8	$4.1	$(1.2)
Union sponsored multi-employer pension plan	0.2	0.3	0.3
Retirement savings plans-matching contributions	4.5	5.0	2.9
Retirement savings plans-profit sharing and incentive contributions	6.5	7.0	5.0

Net periodic expense	$18.0	$16.4	$7.0

        The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2002, were:

	U.S. Plans			European Plans
Defined Benefit Retirement Plans
	2002	2001	2000	2002	2001	2000
	(in millions)
Service cost	$0.7	$0.6	$3.0	$4.3	$2.4	$2.4
Interest cost	1.6	1.8	1.8	3.0	2.9	2.5
Expected return on plan assets	(1.4)	(1.4)	(1.3)	(4.1)	(4.1)	(4.5)
Net amortization and deferral	0.5	0.5	0.4	1.7	—	(0.2)

Sub-total	1.4	1.5	3.9	4.9	1.2	0.2
Curtailment and settlement (gain) loss	0.5	1.0	(5.3)	—	0.4	—

Net periodic pension cost (benefit)	$1.9	$2.5	$(1.4)	$4.9	$1.6	$0.2

Postretirement Plans — U.S. Plans	2002	2001	2000
Service cost	$0.1	$0.2	$0.2
Interest cost	0.8	1.0	1.0
Net amortization and deferral	(0.5)	(0.4)	(0.4)

Net periodic postretirement benefit cost	$0.4	$0.8	$0.8

        The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2002 and 2001, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
	2002	2001	2002	2001	2002	2001
	(in millions)
Change in benefit obligation:
Benefit obligation—beginning of year	$27.7	$24.1	$56.3	$49.8	$14.2	$14.2
Service cost	0.7	0.6	4.3	2.4	0.1	0.2
Interest cost	1.6	1.8	3.0	2.9	0.8	1.0
Plan participants' contributions	—	—	0.5	0.7	0.4	0.1
Amendments	0.6	1.8	—	—	(1.7)	—
Actuarial loss (gain)	1.0	3.6	(3.1)	2.4	0.7	0.2
Benefits paid	(4.7)	(1.9)	(1.0)	(0.8)	(1.5)	(1.0)
Curtailment and settlement (gain) loss	(1.0)	(2.3)	—	0.4	—	(0.5)
Foreign exchange translation	—	—	6.5	(1.5)	—	—

Benefit obligation—end of year	$25.9	$27.7	$66.5	$56.3	$13.0	$14.2

Change in plan assets:
Fair value of plan assets—beginning of year	$14.5	$14.7	$51.9	$60.4	$—	$—
Actual return on plan assets	(0.9)	(0.5)	(10.3)	(8.3)	—	—
Employer contributions	4.4	2.2	1.4	1.2	1.1	0.9
Plan participants' contributions	—	—	0.5	0.7	0.4	0.1
Benefits paid	(4.7)	(1.9)	(1.0)	(0.8)	(1.5)	(1.0)
Currency translation adjustment	—	—	5.0	(1.7)	—	—
Settlements	(1.5)	—	—	0.4	—	—

Fair value of plan assets—end of year	$11.8	$14.5	$47.5	$51.9	$—	$—

Reconciliation of funded status to net amount recognized:
Unfunded status	$(14.1)	$(13.2)	$(19.0)	$(4.4)	$(13.0)	$(14.2)
Unrecognized actuarial loss (gain)	8.9	6.1	25.9	13.0	(2.9)	0.9
Unrecognized prior service cost	2.3	1.9	—	—	(1.9)	(5.2)

Net amount recognized	$(2.9)	$(5.2)	$6.9	$8.6	$(17.8)	$(18.5)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$—	$6.9	$8.6	$—	$—
Intangible asset	1.7	1.5	—	—	—	—
Accrued benefit liability	(13.6)	(13.4)	(11.3)	—	(17.8)	(18.5)
Accumulated other comprehensive income (before tax for European Plans)	9.0	6.7	11.3	—	—	—

Net amount recognized	$(2.9)	$(5.2)	$6.9	$8.6	$(17.8)	$(18.5)

        The total accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets was $66.3 million and $23.1 million as of December 31, 2002 and 2001, respectively. A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." Offsetting amounts were recorded in "intangible assets" to the extent of unrecognized prior service costs, with the remainder recorded in "accumulated other comprehensive income." Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans' active participants. Assets for the defined benefit pension plans generally consist of publicly traded equity securities, bonds and cash investments.

        As of December 31, 2002 and 2001, the prepaid benefit cost was included in "other assets" in the accompanying consolidated balance sheets. For the same periods, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in "accrued compensation and benefits" and "other non-current liabilities," respectively, in the accompanying consolidated balance sheets.

        Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002, 2001, and 2000 were as follows:

	2002	2001	2000
	(in millions)
U.S. defined benefit retirement plans:
Discount rates	6.8%	7.3%	7.5%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
European defined benefit retirement plans:
Discount rates	5.3% – 6.0%	5.8% – 6.0%	5.8% – 6.0%
Rates of increase in compensation	2.5% – 3.8%	2.5% – 4.0%	2.5% – 4.0%
Expected long-term rates of return on plan assets	5.0% – 7.8%	5.8% – 7.0%	6.5% – 7.0%
Postretirement benefit plans:
Discount rates	6.8%	7.0% – 7.3%	7.0% – 7.5%

        The per capita cost of covered health care benefits increased by 22.0% in 2002. The annual rate of increase in the per capita cost of covered health care benefits is assumed to be approximately 6.6% for medical and 5.0% for dental and vision for 2003. The medical rates are assumed to gradually decline to 5.3% by 2012, whereas dental and vision rates are assumed to remain constant at 5.0%.

        The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend on the total of service and interest cost components, and on the postretirement benefit obligation.

	2002	2001
	(in millions)
One-percentage-point increase:
Effect on total service and interest cost components	$0.1	$0.1
Effect on postretirement benefit obligation	$0.8	$1.1
One-percentage-point decrease:
Effect on total service and interest cost components	$(0.1)	$(0.1)
Effect on postretirement benefit obligation	$(0.7)	$(0.9)

Note 12—Income Taxes

        Income (loss) before income taxes and the provision for income taxes, for the three years ended December 31, 2002, were as follows:

	2002	2001	2000
	(in millions)
Income (loss) before income taxes:
U.S.	$(22.5)	$(411.9)	$22.4
International	30.2	28.2	52.6

Total income (loss) before income taxes	$7.7	$(383.7)	$75.0

Provision for income taxes:
Current:
U.S.	$—	$—	$—
International	9.6	12.9	17.7

Current provision for income taxes	9.6	12.9	17.7

Deferred:
U.S.	0.5	30.7	9.0
International	1.2	(3.1)	(0.4)

Deferred provision for income taxes	1.7	27.6	8.6

Total provision for income taxes	$11.3	$40.5	$26.3

        A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2002, is as follows:

	2002	2001	2000
	(in millions)
Provision for taxes at U.S. federal statutory rate	$2.7	$(134.3)	$26.3
U.S. state taxes, less federal tax benefit	—	—	0.3
Impact of different international tax rates, permanent differences and other	0.1	(5.5)	(0.2)
Valuation allowance	8.5	180.3	(0.1)

Total provision for income taxes	$11.3	$40.5	$26.3

        In 2002, the Company received a dividend of $74.0 million from one of its foreign subsidiaries, which is taxable for U.S. income tax purposes. The taxable income resulting from the dividend is fully offset by net operating losses. The utilization of net operating losses results in a corresponding reduction in the valuation allowance.

        The Company has made no U.S. income tax provision for approximately $80.4 million of undistributed earnings of international subsidiaries as of December 31, 2002. Such earnings are considered to be permanently reinvested.

Deferred Income Taxes

        Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2002 and 2001, were:

	2002	2001
	(in millions)
Net operating loss carryforwards	$55.4	$70.0
Reserves and other, net	43.6	48.3
Accelerated depreciation	(27.0)	(23.5)
Accelerated amortization	94.9	92.3
Unfunded pension liability	6.7	2.4
Valuation allowance	(167.4)	(185.0)

Net deferred tax asset	$6.2	$4.5

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

        During the second quarter of 2001, the Company began to experience a sharp decline in revenues from its electronics market. As a result, the Company reevaluated its ability to continue to recognize a benefit for U.S. net operating losses generated, and determined to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to the currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. Due to the effect of significant events that have occurred since such time, including the delay in anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments on certain long-lived assets recognized in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period. As such, the Company established a full valuation allowance on its U.S. deferred tax assets, which resulted in a tax provision of $32.6 million in the fourth quarter of 2001 to record a valuation allowance on previously reported tax assets.

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

Net Operating Loss Carryforwards

        As of December 31, 2002, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $156.9 million and $7.2 million, respectively. If the Company issues the new preferred stock described in Note 2, the Company will likely experience an "ownership change" pursuant to IRC Section 382, which will limit the Company's ability to utilize net operating losses against future U.S. taxable income.

Note 13—Stockholders' Equity (Deficit)

Common Stock Outstanding

	2002	2001	2000
	(Number of shares in millions)
Common stock:
Balance, beginning of year	39.4	38.0	37.4
Activity under stock plans	0.4	1.4	0.6

Balance, end of year	39.8	39.4	38.0

Treasury stock:
Balance, beginning of year	1.2	0.9	0.8
Repurchased	0.1	0.3	0.1

Balance, end of year	1.3	1.2	0.9

Common stock outstanding	38.5	38.2	37.1

Stock-Based Incentive Plans

        Hexcel has various stock option and management incentive plans for eligible employees, officers, and directors. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances. At December 31, 2002, the aggregate number of shares of stock issuable under these plans was 9.9 million shares.

        As of December 31, 2002, 2001, and 2000, Hexcel had outstanding a total of 0.1 million, 0.2 million and 0.7 million of performance accelerated restricted stock units ("PARS"), respectively. PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period. Approximately 0.1 million, 0.6 million and 0.2 million PARS were converted into Hexcel common stock in 2002, 2001 and 2000, respectively. In 2001 and 2000, 0.1 million and 0.5 million PARS were granted and 0.1 million and 0.7 million PARS vested, respectively. No PARS were granted in 2002.

        In 2002, Hexcel granted 0.3 million restricted stock units to eligible officers. Restricted stock units are convertible to an equal number of shares of Hexcel common stock and generally vest ratably over a three-year period. One-third of the restricted stock units were converted to stock in the first quarter of 2003. In addition, the Company's Chief Executive Officer received approximately 0.1 million shares of common stock in connection with his hiring in July 2001, restricted during a twenty-month vesting period.

        Compensation expense of $0.8 million, $2.0 million and $4.5 million was recognized in 2002, 2001 and 2000, respectively, in regards to the PARS, restricted stock units and the Chief Executive Officer's restricted stock. In 2000, $2.4 million of compensation expense was recognized due to accelerated vesting of PARS as a result of the attainment of certain financial and other performance target, as well as the change in control event. Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant.

        Stock option data for the years ended December 31, 2002, 2001 and 2000, was:

	Number of Options	Weighted Average Exercise Price
	(in millions, except per share data)
Options outstanding as of January 1, 2000	5.9	$11.18
Options granted	1.6	$9.23
Options exercised	(0.3)	$6.52
Options expired or canceled	(0.5)	$11.85

Options outstanding as of December 31, 2000	6.7	$10.56
Options granted	1.3	$10.17
Options exercised	(0.2)	$6.02
Options expired or canceled	(0.4)	$10.72

Options outstanding as of December 31, 2001	7.4	$10.62
Options granted	1.3	$2.66
Options exercised	—	$—
Options expired or canceled	(0.8)	$10.61

Options outstanding as of December 31, 2002	7.9	$8.81

        As previously discussed in Note 10, approximately 1.3 million of stock options, with exercise prices ranging from $2.41 to $29.63 per share, and having a weighted average exercise price of $8.99 per share, became vested as a result of the change in control event in 2000. The total number of options exercisable as of December 31, 2002, 2001 and 2000 were 5.7 million, 5.4 million and 3.9 million, respectively, at a weighted average exercise price per share of $10.45, $10.70 and $10.80, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2002 (in millions, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37– 2.74	1.2	9.02	$2.62	0.1	$1.41
$2.87– 6.36	1.2	4.37	$5.55	1.1	$5.56
$6.37– 9.94	1.1	4.38	$9.19	1.0	$9.14
$9.95–10.50	1.1	8.53	$10.45	0.3	$10.43
$10.51–11.88	0.8	4.51	$11.14	0.7	$11.17
$11.89–12.11	1.5	3.98	$12.00	1.5	$12.00
$12.12–29.63	1.0	3.34	$15.35	1.0	$15.36

$1.37–29.63	7.9	5.70	$8.81	5.7	$10.45

        The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.96, $4.87 and $4.48, respectively, and estimated using the Black-Scholes model with the following weighted-average assumptions:

	2002	2001	2000
Expected life (in years)	5	4	4
Interest rate	2.78%	4.35%	6.50%
Volatility	88.6%	68.9%	40.1%
Dividend yield	—	—	—

Employee Stock Purchase Plan ("ESPP")

        Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5 million. During 2002, 2001 and 2000, an aggregate total of approximately 0.2 million shares of common stock were issued under the ESPP.

Note 14—Net Income (Loss) Per Share

        Computations of basic and diluted net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000
	(in millions, except per share data)
Net income (loss):
Net income (loss)	$(13.6)	$(433.7)	$54.2
Effect of dilutive securities:
Convertible subordinated notes, due 2003	—	—	5.1
Convertible subordinated debentures, due 2011	—	—	1.1

Adjusted net income (loss) for diluted purposes	$(13.6)	$(433.7)	$60.4

Basic net income (loss) per share:
Weighted average common shares outstanding	38.4	37.6	36.8
Basic net income (loss) per share	$(0.35)	$(11.54)	$1.47

Diluted net income (loss) per share:
Weighted average common shares outstanding	38.4	37.6	36.8
Effect of dilutive securities:
Stock options	—	—	0.8
Convertible subordinated notes, due 2003	—	—	7.2
Convertible subordinated debentures, due 2011	—	—	0.9

Diluted weighted average common shares outstanding	38.4	37.6	45.7
Diluted net income (loss) per share	$(0.35)	$(11.54)	$1.32

        The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and all of the stock options were excluded from the 2002 and 2001 computations of diluted net loss per share, as they were antidilutive. Approximately 4.5 million stock options were excluded from the 2000 calculation of diluted net income per share as their exercise price was higher than the Company's average stock price. The exercise price for these stock options ranged from approximately $9.19 to $29.63 per share, with the weighted average price being approximately $12.55 per share.

Note 15—Derivative Financial Instruments

Interest Rate Cap Agreement

        The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate this interest rate risk, the Company entered into a five-year interest rate cap agreement in 1998. The agreement provided for a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the Senior Credit Facility. The fair value and carrying amount of this contract at December 31, 2001, along with hedge ineffectiveness for the period ended October 29, 2002 and the year ended December 31, 2001, were not material. The interest rate cap agreement expired on October 29, 2002.

Foreign Currency Forward Exchange Contracts

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British Pound Sterling. During 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $58.0 million and $83.9 million at December 31, 2002 and 2001, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the years ended December 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in "comprehensive income (loss)" was a net gain of $9.3 million and a net loss of $5.9 million, respectively. Approximately $2.0 million of the amounts recorded in other comprehensive income is expected to be reclassified into earnings in fiscal 2003 as the hedged sales are recorded.

Note 16—Commitments and Contingencies

        Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, employment and health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates exclude counterclaims against other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

        The Company believes that it has meritorious defenses and is taking appropriate actions against such matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, the Company believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration its existing insurance coverage and amounts already provided for, will not have a material adverse impact on the Company's consolidated results of operations, financial position or cash flows.

Environmental Claims and Proceedings

        Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments. Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties ("PRPs"). The Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material.

        Pursuant to the New Jersey Industrial Sites Recovery Act, Hexcel signed an administrative consent order and a later Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. The ultimate cost of remediating the Lodi site will depend on developing circumstances.

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

        At its Livermore, California facility, Hexcel has received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District. Hexcel has investigated and corrected the issues and has cooperated with the District.

        The Company's estimate of its liability as a PRP, of the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites and for any fines and penalties that may be assessed relating to the Livermore, California notices of violation is accrued in the accompanying consolidated balance sheets.

Other Proceedings

        Hexcel is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to the carbon fiber and carbon fiber prepreg industries. The Department of Justice appears to be reviewing the pricing of all manufacturers of carbon fiber and carbon fiber prepreg since 1993. The Company, along with other manufacturers of these products, has received a grand jury subpoena requiring production of documents to the Department of Justice. Toho Tenax Co. Ltd., one of their subsidiaries and one of their employees have been indicted for obstruction of justice; Toho and its subsidiary pleaded guilty to obstruction of justice and received a combined fine of $500,000. No other indictments have been issued in the case to date. The Company is not in a position to predict the direction or outcome of the investigation; however, it is cooperating with the Department of Justice.

        In 1999, Hexcel was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)). The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation. The Court has granted the Plaintiff's motion to certify the class. Discovery is continuing. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

        Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, with similar allegations (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et. al., First Amended Complaint filed October 15, 2002, United States District Court, Central District of California, Southern Division, SACV 02-911 DOC (MLGX)). The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

        The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The California cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The California cases are Lazio v. Amoco Polymers Inc., et.al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et.al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et.al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et.al., filed October 4, 2001; Elisa Langsam v Newport Adhesives and Composites, Inc, et al., filed October 4, 2001; Jubal Delong et al. v Amoco Polymers, Inc. et al., filed October 26, 2001; and Louis V. Ambrosio v Amoco Polymers, Inc. et. al., filed October 25, 2001. The Massachusetts case is Ostroff v. Newport Adhesives and Composites, Inc. et. al., filed June 7, 2002 in the Superior Court Department of the Trial Court of Middlesex, Massachusetts, Civil Action No. 02-2385. The Company is not in a position to predict the outcome of these lawsuits, but believes that the lawsuits are without merit as to the Company.

        In 1999, a qui tam case was filed under seal by executives of Horizon Sports Technologies, Inc. alleging that Boeing and other prime contractors to the United States Government and certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent because the defendants knew of the alleged conspiracy to fix prices of carbon fiber and carbon prepreg described in the above cases (Beck, on behalf of the United States of America, v. Boeing Defense and Space Group, Inc., et. al., filed July 27, 1999, in the United States District Court for the Southern District of California, Civil Action No. 99 CV 1557 JM JAH). The case was unsealed in 2002 when the U.S. advised that it was unable to decide whether to intervene in the case based on the information available to it at that time and the Relators served the Company and other defendants. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

Letters of Credit

        Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. The Company had $25.9 million and $19.4 million letters of credit outstanding at December 31, 2002 and 2001, respectively, of which $11.1 million was issued in support of a loan to the Company's BHA Aero joint venture in 2001.

Loan Guarantees

        The Company has a contingent liability to pay DIC up to $1.5 million with respect to DHL's debt (see Note 7).

Product Warranty

        The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. Warranty expense for the years ended December 31, 2002, 2001 and 2000, and accrued warranty cost, included in "other accrued liabilities" in the consolidated balance sheets at December 31, 2002 and 2001, was as follows:

Product Warranties
(in millions)
Balance as of January 1, 2000	$6.6
Warranty expense	3.2
Deductions and other	(4.5)

Balance as of December 31, 2000	$5.3
Warranty expense	6.0
Deductions and other	(6.3)

Balance as of December 31, 2001	$5.0
Warranty expense	2.9
Deductions and other	(3.9)

Balance as of December 31, 2002	$4.0

Note 17—Supplemental Cash Flow Information

        Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002, 2001 and 2000, consist of the following:

	2002	2001	2000
	(in millions)
Cash paid for:
Interest	$59.3	$62.0	$63.3
Taxes	$8.4	$20.4	$11.5

Non-cash items:
Common stock issued under incentive plans	$2.0	$6.6	$4.2

Note 18—Comprehensive Income (Loss)

        Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity (deficit) that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(in millions)
Currency translation adjustments	$(7.5)	$(27.1)
Minimum pension obligations	(17.1)	(6.7)
Net unrealized gains (losses) on financial instruments	3.4	(5.9)

Accumulated other comprehensive loss	$(21.2)	$(39.7)

Note 19—Segment Information

        The financial results for Hexcel's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates performance based on operating income and generally accounts for intersegment sales based on arm's-length prices. Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments. Accounting principles used in the segment information are generally the same as those used for the consolidated financial statements.

        As part of the Company's November 2001 restructuring program, effective January 1, 2002, management responsibility for the Company's carbon fiber product line was transferred to the Composites business segment. As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcements segment to the Composites segment. The Company also changed the names of its business segments to Reinforcements, Composites and Structures. The Company's three business segments were previously known as Reinforcement Products, Composite Materials and Engineered Products. Results for the years ended December 31, 2001 and 2000 have been reclassified for comparative purposes. Hexcel's business segments and related products are as follows:

        Reinforcements:    This segment manufactures and sells carbon, glass and aramid fiber fabrics. These reinforcement products comprise the foundation of most composite materials, parts and structures. The segment weaves electronic fiberglass fabrics that are a substrate for printed circuit boards. All of the Company's electronics sales come from reinforcement fabric sales. This segment also sells products for industrial applications such as decorative blinds and soft body armor. In addition, this segment sells to the Company's Composites business segment, and to other third-party customers in the commercial aerospace and space and defense markets.

        Composites:    This segment manufactures and sells carbon fibers and composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets. This segment also sells to the Company's Structures business segment.

        Structures:    This segment manufactures and sells a range of lightweight, high-strength composite structures primarily to the commercial aerospace and space and defense markets. As discussed in Note 22, the Structures business segment includes the results of the Bellingham aircraft interiors business, up to the date of its disposal on April 26, 2000. The Bellingham business manufactured and sold composite interiors to the aircraft refurbishment market.

        The following table presents financial information on the Company's business segments as of December 31, 2002, 2001 and 2000, and for the years then ended:

	Reinforcements	Composites	Structures	Corporate/ Eliminations	Total
	(in millions)
Third-Party Sales
2002	$217.9	$532.4	$100.5	$—	$850.8
2001	245.7	638.8	124.9	—	1,009.4
2000	331.7	594.5	129.5	—	1,055.7

Intersegment sales
2002	$70.3	$17.2	$—	$(87.5)	$—
2001	90.2	22.7	—	(112.9)	—
2000	84.1	21.3	—	(105.4)	—

Operating income (loss)
2002	$19.6	$65.8	$0.4	$(25.6)	$60.2
2001	(304.6)	37.0	(4.5)	(44.1)	(316.2)
2000	42.7	62.2	4.1	(33.6)	75.4

Depreciation and amortization
2002	$15.4	$29.3	$2.4	$0.1	$47.2
2001	26.1	32.1	4.1	0.9	63.2
2000	23.9	28.7	4.7	1.4	58.7

Equity in earnings (losses) of and write-down of an investment in affiliated companies
2002	$(5.2)	$—	$(4.8)	$—	$(10.0)
2001	(6.5)	—	(3.0)	—	(9.5)
2000	5.9	—	(0.4)	—	5.5

Business consolidation and restructuring expenses (net credits)
2002	$(0.5)	$1.9	$0.2	$(1.1)	$0.5
2001	18.8	24.5	5.7	9.4	58.4
2000	(1.4)	11.1	1.3	(0.1)	10.9

Business consolidation and restructuring payments
2002	$7.9	$11.2	$1.6	$3.6	$24.3
2001	2.7	7.6	0.1	1.6	12.0
2000	2.2	7.1	1.9	0.6	11.8

Segment assets
2002	$245.4	$435.5	$80.8	$(53.6)	$708.1
2001	272.3	433.4	101.6	(17.9)	789.4
2000	605.7	482.4	102.0	21.3	1,211.4

Investments in affiliated companies
2002	$29.2	$—	$4.8	$—	$34.0
2001	47.3	—	9.6	—	56.9
2000	59.6	—	12.5	—	72.1

Capital expenditures
2002	$4.0	$10.4	$0.4	$0.1	$14.9
2001	18.0	19.3	0.6	0.9	38.8
2000	13.5	23.3	1.1	1.7	39.6

Geographic Data

        Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in millions)
Net sales to external customers:
United States	$479.5	$595.1	$650.7

International
France	160.6	166.8	164.6
United Kingdom	60.5	71.5	75.0
Other	150.2	176.0	165.4

Total international	371.3	414.3	405.0

Total consolidated net sales	$850.8	$1,009.4	$1,055.7

Long-lived assets:
United States	$225.3	$254.2	$281.4

International
France	34.3	30.4	33.4
United Kingdom	35.3	30.7	33.6
Other	31.7	29.2	26.7

Total international	101.3	90.3	93.7

Total consolidated long-lived assets	$326.6	$344.5	$375.1

        Net sales are attributed to geographic areas based on the location in which the sale originated. U.S. net sales include U.S. exports to non-affiliates of $54.2 million, $72.6 million and $47.7 million, for the years ended December 31, 2002, 2001 and 2000, respectively, of which, $12.1 million for the year ended December 31, 2000 were sales attributable to the Bellingham aircraft interiors business. Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Significant Customers

        To the extent that the end application of net sales can be identified, The Boeing Company and its subcontractors accounted for approximately 22%, 23% and 20% of 2002, 2001 and 2000 net sales, respectively. Similarly, EADS, including Airbus and its subcontractors accounted for approximately 15%, 16% and 13% of 2002, 2001 and 2000 net sales, respectively.

Note 20—Litigation Gain

        In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

Note 21—Non-Recurring Expenses

        In connection with the retirement of the former Chief Executive Officer, the Company recorded compensation expenses of $4.7 million in 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment. These expenses are included in "selling, general and administrative expenses" in the consolidated statement of operations.

Note22—Gain on Sale of Bellingham Aircraft Interiors Business

        On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million. The sale resulted in a pre-tax gain of $68.3 million and an after-tax gain of approximately $44.3 million (or $0.97 per diluted share). Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company's Senior Credit Facility. The consolidated financial statements and accompanying notes reflect Bellingham's operating results as a continuing operation in the Structures business segment up to the date of disposal. Net sales and operating income for the Bellingham business were $18.9 million and $0.6 million, respectively, in 2000.

Note 23—Quarterly Financial Data (Unaudited)

        Quarterly financial data for the years ended December 31, 2002 and 2001, were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
2002
Net sales	$222.1	$221.2	$201.0	$206.5
Gross margin	39.6	44.8	37.3	39.6
Business consolidation and restructuring expenses (net credits)	0.7	0.1	(0.1)	(0.2)
Operating income	13.3	19.5	15.1	12.3
Litigation gain	—	9.8	—	—
Loss (gain) on early retirement of debt	—	—	(0.5)	—
Net income (loss)	(9.2)	5.3	(3.6)	(6.1)

Net income (loss) per share:
Basic	$(0.24)	$0.14	$(0.09)	$(0.16)
Diluted	$(0.24)	$0.14	$(0.09)	$(0.16)

Market price:
High	$4.99	$5.40	$4.35	$3.15
Low	$2.14	$3.50	$2.36	$1.25

2001
Net sales	$276.2	$253.5	$240.6	$239.1
Gross margin	60.1	51.7	43.8	35.2
Business consolidation and restructuring expenses	1.1	1.8	4.4	51.1
Impairment of goodwill and other purchased intangibles	—	—	—	309.1
Operating income (loss) (a)	22.6	11.4	7.2	(357.4)
Loss (gain) on early retirement of debt	—	3.1	—	(0.4)
Net income (loss) (a)	5.5	(12.6)	(12.8)	(413.8)

Net income (loss) per share:
Basic	$0.15	$(0.34)	$(0.34)	$(10.88)
Diluted	$0.15	$(0.34)	$(0.34)	$(10.88)

Market price:
High	$12.40	$12.99	$12.69	$4.06
Low	$8.76	$8.90	$3.96	$1.98

  (a)
  Operating and net loss for the second quarter of 2001 include compensation expenses of $4.7 million in connection with the retirement of the former Chief Executive Officer (see Note 21).

        Hexcel has not declared or paid cash dividends per common stock during the periods presented.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of Hexcel Corporation:

        Our audits of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in this Annual Report on Form 10-K to Stockholders of Hexcel Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2003

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning of year	Charged (credited) to expense	Deductions and other	Balance at end of year
	(in millions)
Year ended December 31, 2002
Allowance for doubtful accounts	$8.5	$(0.9)	$(2.5)	$5.1
Allowance for obsolete and unmarketable inventory	25.1	7.6	(11.4)	21.3
Valuation allowance for deferred tax asset	185.0	8.5	(26.1)	167.4
Year ended December 31, 2001
Allowance for doubtful accounts	$7.0	$3.4	$(1.9)	$8.5
Allowance for obsolete and unmarketable inventory	30.7	6.3	(11.9)	25.1
Valuation allowance for deferred tax asset	6.2	180.3	(1.5)	185.0
Year ended December 31, 2000
Allowance for doubtful accounts	$5.7	$0.7	$0.6	$7.0
Allowance for obsolete and unmarketable inventory	28.7	17.7	(15.7)	30.7
Valuation allowance for deferred tax asset	6.4	(0.1)	(0.1)	6.2

QuickLinks

Documents Incorporated by Reference: Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein)—Part III.
PART I
Manufacturing Facilities
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Selected Financial Data
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
Hexcel Corporation and Subsidiaries Consolidated Balance Sheets
Hexcel Corporation and Subsidiaries Consolidated Statements of Operations
Hexcel Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) For the Years Ended December 31, 2002, 2001 and 2000
Hexcel Corporation and Subsidiaries Consolidated Statements of Cash Flows
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants on Financial Statement Schedule
Hexcel Corporation and Subsidiaries Valuation and Qualifying Accounts