Form 10-K/A
period 2002-12-31
HEXCEL CORP /DE/
filed 2003-03-31
CIK 717605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or

/ /         Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

           For the transition period from ____________ to ____________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

     The aggregate market value as of June 30, 2002 of voting common stock held by non-affiliates of the registrant: $102,107,859

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                  Outstanding as of March 26, 2003
              -----                  --------------------------------
          COMMON STOCK                          39,944,962

                      DOCUMENTS INCORPORATED BY REFERENCE:
               PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS
                  (TO THE EXTENT SPECIFIED HEREIN) -- PART III.

================================================================================

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2003 is to provide disclosure regarding the successful completion of previously announced financing transactions and to present the related impact of such transactions on the Company's consolidated financial and liquidity position. As a result of these subsequent financing transactions, the Report of Independent Accountants has been modified to exclude language expressing any doubts about the Company's ability to continue as a going concern. This amendment also provides for the filing of the financial statements of BHA Aero Composite Parts Co. Ltd., the notes thereto, and the Report of Independent Accountants as required in accordance with Rule 3-09(a) of Regulation S-X. In addition, certain minor typographical errors have been corrected.

     Except as otherwise expressly noted herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any other events occurring after the March 3, 2003 filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     The Items of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are amended herein are:

  1. Item 1 - Business, has been amended to provide an update to the section entitled "Significant Transactions" for subsequent closure of certain financing transactions.

  2. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, has been amended to provide an update to the sections titled "Business Trends," "Significant Transactions" and "Financial Condition" for the completion of certain financing transactions.

  3. Item 8 - Consolidated Financial Statements and Supplementary Data, has been amended to (i) describe the subsequent closure of certain financial transactions in Note 2 - "Refinancing of Capital Structure," (ii) update
       Note 8 for the impact of such financing transactions, and (iii) add a 2002 unaudited pro forma column on the accompanying consolidated balance sheets and Note 24 - "Subsequent Event - Pro Forma Consolidated Balance Sheet (Unaudited)" to illustrate the effects of the subsequent financial transactions, as if the transactions had occurred as of December 31, 2002..

  4. Item 15(a).1 - Financial Statements, has been amended to include the financial statements of BHA Aero Composite Parts Co. Ltd., the notes thereto, and the Report of Independent Accountants.

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

SIGNIFICANT TRANSACTION - REFINANCING OF THE COMPANY'S CAPITAL STRUCTURE

     On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.

     The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of $46.9 million principal amount of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility. Proceeds to be used to redeem the 7% convertible subordinated notes have been remitted to US Bank Trust, trustee for the notes, for the express purpose of retiring the outstanding principal balance of the notes, plus accrued interest.

     The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company's new 9-7/8% senior secured notes and a new senior secured credit facility.

     With the benefit of the financing transactions, the Company's next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities ranging between $6.2 million and $12.5 million prior to 2008. Total debt as of March 19, 2003, after giving pro forma effect to these financing transactions and their related costs, was $531.6 million.

     Each of the material agreements governing the issuance and terms of the convertible preferred stock, the issuance and terms of the senior secured notes and the terms of the new senior secured credit facility is filed as an exhibit to this Annual Report on Form 10-K/A.

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon issuance, the total number of Hexcel's outstanding common shares including potential shares issuable upon conversion of both of the new series of convertible preferred stocks increased from approximately 38.6 million shares to approximately 88.4 million shares. In addition, common shares authorized for issuance increased from 100.0 million shares to 200.0 million shares.

     Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's election. Both preferred stocks are convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel's common stockholders. The series A preferred stock accrues dividends at a rate of 6% per annum following the third anniversary of the issuance. Dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock does not accrue dividends. After giving effect to the issuances, the Berkshire/Greenbriar Investors own approximately 35.2% of Hexcel's outstanding voting securities.

     Hexcel has separately issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to investment funds controlled by affiliates of The Goldman Sachs Group, Inc. (the "Goldman Sachs Investors"), who currently own approximately 37.8% of Hexcel's outstanding common stock, for a cash payment of approximately $47.1 million. This issuance of preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel's voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.

     In conjunction with the aforementioned transactions, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement also prohibits the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar
Investors and the Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

SENIOR SECURED NOTES, DUE 2008

     The Company also issued, through a private placement under Rule 144A, $125.0 million of 9 7/8% senior secured notes at a price of 98.95% of face value. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company's new senior secured credit facility, described below. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel's domestic property, plant and equipment.

     The Company will pay interest on the notes on April 1st and October 1st of each year. The first payment will be made on October 1, 2003. The Company will have the option to redeem all or a portion of the notes at any time during the one-year period beginning April 1, 2006 at 104.938% of principal plus accrued and unpaid interest. This percentage decreases to 102.469% for the one-year period beginning April 1, 2007, and to 100.0% for the period beginning April 1, 2008. In addition, the Company may use the net proceeds from one or more equity offerings at any time prior to April 1, 2006 to redeem up to 35% of the aggregate principal amount of the notes at 109.875% of the principal amount, plus accrued and unpaid interest.

     The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

     Hexcel has agreed, under a registration rights agreement, to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission ("SEC") and will not have any restrictions on transfer. In the event that Hexcel cannot affect such an exchange, Hexcel will be required to file a shelf registration statement with the SEC to permit the noteholders to resell their notes generally without restriction.

SENIOR SECURED CREDIT FACILITY

     Also on March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation as agent. The credit facility matures on March 31, 2008. Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel's operating subsidiaries in the UK, Austria and Germany. The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries. For Hexcel Corporation and the UK borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves. The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves. In addition, the UK, Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively. Borrowings under the new facility bear interest at a floating rate based on either the agent's defined "prime rate" plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%. The margin in effect for a borrowing at any given time depends on the Company's fixed charge ratio and the currency denomination of such borrowing. The credit facility also provides for the payment of customary fees and expenses.

     All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries. In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes. The obligations of the UK borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the UK borrower. The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

     Hexcel is required to maintain various financial ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures). The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

     On March 19, 2003, the Company borrowed $13.0 million and issued letters of credit totaling approximately $25.8 million under the new senior secured credit facility.

CLASSIFICATION OF DEBT AND CAPITAL LEASE OBLIGATIONS AS OF DECEMBER 31, 2002

     As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants in the Company's existing debt agreements. The Company also required an amendment of its existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations had been classified as current at December 31, 2002.

     As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company's ability to meet its scheduled 2003 debt maturities and comply with its debt covenants have been mitigated. Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003. Also as a result of the refinancing transactions, substantially all of the Company's debt will be reclassified to long-term at March 31, 2003 reflecting the new scheduled debt maturities. The next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities ranging between $6.2 million and $12.5 million prior to 2008. Refer to Note 24, "Subsequent Event - Pro Forma Consolidated Balance Sheet (Unaudited)."

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

BUSINESS SEGMENT                        PRODUCTS                            PRIMARY END-USE
----------------------------------------------------------------------------------------------------------------
REINFORCEMENTS                  Industrial Fabrics and     -    Structural materials/components used in
                                Specialty Reinforcements        aerospace, wind energy, automotive, marine,
                                                                recreation and other industrial applications
                                                           -    Raw materials for prepregs and honeycomb
                                                           -    Soft body armor and other security applications
                                                           -    Electronic applications, including printed
                                                                wiring board substrates
                                                           -    Window screens and blinds
                                                           -    Civil engineering and construction applications
----------------------------------------------------------------------------------------------------------------

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

                                 REINFORCEMENTS
     ---------------------------------------------------------------------------
                KEY CUSTOMERS                    MANUFACTURING FACILITIES
     ---------------------------------------------------------------------------
     Armor Holdings                           Anderson, SC
     Composites One                           Decines, France
     Cytec Engineered Materials               Les Avenieres, France
     DHB Industries                           Seguin, TX
     Endicott Interconnect Technologies       Statesville, NC
     Isola Laminate Systems                   Washington, GA
     Nelco
     Piad
     Second Chance Body Armor
     ---------------------------------------------------------------------------

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

     The Company also has equity ownership interests in three joint ventures in the Reinforcements business segment: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan - a 50% interest in Nittobo Asahi Glass and 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries. CS Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

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

     The following table identifies the Composites business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT                      PRODUCTS                            PRIMARY END-USE
--------------------------------------------------------------------------------------------------------------
COMPOSITES                    Carbon Fibers             -   Raw materials for industrial fabrics and prepregs
                                                        -   Filament  winding for various space,  defense and
                                                            industrial applications

                              Prepregs                  -   Composite structures
                                                        -   Commercial and military aircraft components
                                                        -   Satellites and launchers
                                                        -   Aeroengines
                                                        -   Wind turbine rotor blades
                                                        -   Yachts, trains and motor racing vehicles
                                                        -   Skis,  snowboards,  hockey sticks, tennis rackets
                                                            and bicycles

                              Structural Adhesives      -   Bonding  of  metals,   honeycomb   and  composite
                                                            materials
                                                        -   Aerospace,  ground  transportation and industrial
                                                            applications

                              Honeycomb,                -   Composite structures and interiors
                              Honeycomb Parts &         -   Semi-finished components used in:
                              Composite Panels                Helicopter blades
                                                              Aircraft surfaces (flaps, wing tips, elevators
                                                              and fairings)
                                                              High-speed ferries, truck and train components
                                                              Automotive components and impact protection
--------------------------------------------------------------------------------------------------------------

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

     PREPREGS: HexPly(R) prepregs are manufactured for sale to third party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Industrial fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic, polyethylene and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

     OTHER FIBER-REINFORCED MATRIX MATERIALS: New fiber reinforced matrix developments include HexMC(R), a carbon fiber/epoxy sheet moulding compound that enables small to medium sized composite components to be mass produced. Hexcel's HexFIT(TM) film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables large contoured composite structures, such as wind turbine blades, to be manufactured. Resin Film Infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

     STRUCTURAL ADHESIVES: Hexcel designs and markets a comprehensive range of Redux(R) film adhesives and a newly launched range of Redux paste adhesives. These structural adhesives, which bond metal to metal, composites and honeycomb structures, are widely used in the aerospace industry and for many industrial applications.

     HONEYCOMB, HONEYCOMB PARTS AND COMPOSITE PANELS: HexWeb(R) honeycomb is a unique, lightweight, cellular structure generally composed of hexagonal nested cells. The product is similar in appearance to a cross-sectional slice of a beehive. Honeycomb is primarily used as a lightweight core material and is a highly efficient energy absorber. When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

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

                                   COMPOSITES
     -----------------------------------------------------------------
               KEY CUSTOMERS               MANUFACTURING FACILITIES
     -----------------------------------------------------------------
       Alenia                            Burlington, WA
       Alliant Techsystems               Casa Grande, AZ
       BAE Systems                       Dagneux, France
       Boeing                            Decatur, AL
       Bombardier                        Duxford, England
       CFAN                              Linz, Austria
       Cytec Engineered Materials        Livermore, CA
       Durakon Industries                Parla, Spain
       EADS (Airbus)                     Pottsville, PA
       Embraer-Empresa                   Salt Lake City, UT
       GKN                               Welkenraedt, Belgium
       Lockheed Martin
       Northrop Grumman
       United Technologies
       Vestas
     -----------------------------------------------------------------

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

     The Composites business segment's net sales to third party customers were $532.4 million in 2002, $638.8 million in 2001 and $594.5 million in 2000, which represented approximately 62%, 63% and 56% of the Company's net sales, respectively. Net sales for Composites are highly dependent upon commercial aircraft build rates as further discussed under the captions "Significant Customers," "Markets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, about 3% of the Company's total production of composite materials is sold internally to the Reinforcements and Structures business units.

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

     The following table identifies the Structures business segment's principal products and examples of the primary end-uses:

BUSINESS SEGMENT          PRODUCTS                                 PRIMARY END-USE
--------------------------------------------------------------------------------------------------------------
STRUCTURES          Composite Structures   -  Aircraft structures and finished aircraft components, including:
                                                Flap track fairings
                                                Engine cowls
                                                Wing panels
                                                Flight deck panels
                                                Door liners
--------------------------------------------------------------------------------------------------------------

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

                               STRUCTURES
     ----------------------------------------------------------------
               KEY CUSTOMERS               MANUFACTURING FACILITY
     ----------------------------------------------------------------
     Boeing                             Kent, WA
     EADS (Airbus)
     Mitsubishi Heavy Industries
     Raytheon Company
     ----------------------------------------------------------------

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     Financial information and further discussion of Hexcel's business segments and geographic areas, including external sales and long-lived assets, are contained throughout the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

MARKETS

     Hexcel's products are sold for a broad range of end uses. The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

                                        2002            2001          2000
---------------------------------------------------------------------------
NET SALES BY MARKET
Commercial aerospace                     46%             53%           49%
Industrial                               30              25            22
Space and defense                        17              14            12
Electronics                               7               8            17
---------------------------------------------------------------------------
   Total                                100%            100%          100%
---------------------------------------------------------------------------

NET SALES BY GEOGRAPHY (a)
United States                            50%             52%           57%
U.S. exports                              6               7             5
International                            44              41            38
---------------------------------------------------------------------------
   Total                                100%            100%          100%
---------------------------------------------------------------------------

  (a) Net Sales by Geography were based on the location in which the sale was manufactured.

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

     In light of the tragic events that occurred on September 11, 2001 and the negative impact on the commercial aerospace market, Boeing and Airbus significantly reduced their build rates for 2002 and 2003 from rates previously expected. Build rates are the number of aircraft the aircraft manufacturer plans to produce. They may differ from deliveries when the manufacturer is increasing or reducing its inventories of finished aircraft. This often happens when there are significant increases or reductions in demand for commercial aircraft. The impact of these changes on Hexcel will be influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production. The dollar value of Hexcel's materials varies by aircraft type - twin aisle aircraft use more Hexcel materials and products than narrow body aircraft and newer designed aircraft use more Hexcel materials than older generations. On average, Hexcel delivers products into the supply chain about six months prior to aircraft delivery. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. With the impact of the changes in demand for commercial aircraft in 2001, our commercial aerospace revenues declined approximately 27% in 2002 compared with 2001.

     Set forth below are historical deliveries as published by Boeing and
Airbus:

                        1992   1993   1994   1995   1996   1997   1998   1999   2000   2001   2002
--------------------------------------------------------------------------------------------------
 Boeing (including
   McDonnell Douglas)    572    409    312    256    271    375    563    620    491    527    381
 Airbus                  157    138    123    124    126    182    229    294    311    325    303
--------------------------------------------------------------------------------------------------
 Total                   729    547    435    380    397    557    792    914    802    852    684
==================================================================================================

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

     Further discussion of Hexcel's markets, including certain risks, uncertainties and other factors with respect to "forward-looking statements" about those markets, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and of associated financial liability. To date, environmental control regulations have not had a significant adverse effect on the Company's overall operations. A discussion of environmental matters is contained in Item 3, "Legal Proceedings," and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K/A.

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

EMPLOYEES

     As of December 31, 2002, Hexcel employed 4,245 full-time employees, 2,448 in the United States and 1,797 internationally. The number of full-time employees has declined from 5,376 and 6,072 as of December 31, 2001 and 2000, respectively, primarily due to Hexcel's business consolidation and restructuring programs. The Company's business consolidation and restructuring programs included the right-sizing of the Company in response to the forecasted reductions in commercial aircraft production, the continued weakness in the electronics market and the closure of manufacturing facilities. For further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 4 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

                            MANUFACTURING FACILITIES

                                   Approximate      Business
Facility Location                 Square Footage    Segment                Principal Products
-----------------                 --------------    --------               ------------------
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

     At December 31, 2002, the facilities located in Burlington, Washington; Casa Grande, Arizona; Decatur, Alabama; Dublin; California; Kent, Washington; Livermore, California; Pottsville, Pennsylvania; Salt Lake City, Utah; and Seguin, Texas were subject to mortgages in support of the bank syndicate that provided the Company with its then existing senior credit facility. In connection with the Company's refinancing of its capital structure on March 19, 2003, the then existing senior credit facility was repaid. Mortgages on these same facilities were established in support of the collateral agent for the holders of the Company's new senior secured notes issued March 19, 2003. Refer to "Significant Transactions - Refinancing of the Company's Capital Structure" under Item 1 - Business, of this Annual Report on Form 10-K/A.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Hexcel common stock is traded on the New York and Pacific Stock Exchanges. The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 23 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A and is incorporated herein by reference.

     Hexcel did not declare or pay any dividends in 2002, 2001 or 2000. The payment of dividends is generally prohibited under the terms of certain of the Company's debt agreements.

     On February 25, 2003, there were 1,363 holders of record of Hexcel common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is contained on page 33 of this Annual Report on Form 10-K/A under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is contained on pages 34 to 60 of this Annual Report on Form 10-K/A under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is contained under the heading "Market Risks" on pages 56 to 58 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages 61 to 120 of this Annual Report on Form 10-K/A under "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference. The Report of the Independent Accountants is contained on page 63 of this Annual Report on Form 10-K/A under the caption "Report of Independent Accountants" and is incorporated herein by reference.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  1. FINANCIAL STATEMENTS

     i. The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Accountants are listed on page 61 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

     ii. The financial statements of BHA Aero Composite Parts Co. Ltd., the notes thereto, and the Independent Auditors' Report are listed on page 61 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

    2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule and the Report of Independent Accountants required by Item 15(a)(2) are listed on page 61 of this Annual Report on Form 10-K and are incorporated herein by reference.

b.  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated October 23, 2002, relating to third quarter of 2002 financial results.

     Current Report on Form 8-K dated December 20, 2002, relating to announcement of signed agreements to issue equity securities and planned refinancing of existing senior credit facility.

c.  EXHIBITS

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

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

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Hexcel Corporation.

3.3            Amended and Restated Bylaws of Hexcel Corporation.

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

4.4 Indenture, dated as of March 19, 2003 among Hexcel Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 9.875% Senior Secured Notes due 2008.

4.5 Certificate of Designation of Series A Convertible Preferred Stock of Hexcel Corporation.

4.6 Certificate of Designation of Series B Convertible Preferred Stock of Hexcel Corporation.

10.1 Credit and Guaranty Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank, and Fleet Securities Inc., as Lead Arranger.

10.2 Security Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Clark-Schwebel Corporation, Hexcel Pottsville Corporation, Clark-Schwebel Holding Corp., CS Tech-Fab Holding, Inc. and Fleet Capital Corporation, as Administrative Agent.

10.3*          Hexcel Corporation 2003 Incentive Stock Plan.

10.4* Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-36163).

10.4(a)* Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4(b)* Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

10.4(c)* Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to
               Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.4(d)* Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company's Proxy Statement dated March 31, 2000).

10.4(e)* Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4(f)* Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5* Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.5(a)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit
               10.1 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.5(b)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5(c)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5(d)* Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002 (incorporated herein by reference to Exhibit 10.4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6* Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.6(a)* Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed on July 26, 1999).

10.6(b)* Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 and December 2, 1999 (incorporated by reference to
               Exhibit 10.5(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.6(c)* Hexcel Corporation Management Stock Purchase Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex B of the Company's Proxy Statement dated March 31, 2000).

10.6(d)* Hexcel Corporation Management Stock Purchase Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.5(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6(e)* Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003.

10.7* Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000 and as further amended on February 27, 2002 (incorporated herein by reference to Exhibit
               10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8* Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9* Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10* Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11* Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12* Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit
               10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13* Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.14* Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1999).

10.15* Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.16* Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.17* Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.18* Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.19* Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.20*         Form of Retainer Fee Option Agreement for Non-Employee Directors
               (2003) (incorporated herein by reference to Exhibit 10.19 the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.21*         Form of Retainer Fee Option Agreement for Non-Employee Directors
               (2000) (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.22*         Form of Retainer Fee Option Agreement for Non-Employee Directors
               (1999) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23*         Form of Retainer Fee Option Agreement for Non-Employee Directors
               (1998) (incorporated herein by reference to Exhibit 10.11 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.24*         Form of Retainer Fee Option Agreement for Non-Employee Directors
               (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.25* Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.26* Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31,
               2001).

10.27* Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000) (incorporated herein by reference to Exhibit
               10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.28* Form of Performance Accelerated Restricted Stock Unit Agreement (Special Executive Grant December 2, 1999) (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.29* Form of Performance Accelerated Restricted Stock Unit Agreement (December 2, 1999) (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.30*         Form of Performance Accelerated Restricted Stock Unit Agreement
               (1999) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.31*         Form of Performance Accelerated Restricted Stock Unit Agreement
               (1998) (incorporated herein by reference to Exhibit 10.2 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).

10.32*         Form of Performance Accelerated Restricted Stock Unit Agreement
               (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.33*         Form of Performance Accelerated Restricted Stock Unit Agreement
               (1996) (incorporated herein by reference to Exhibit 10.9 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.34* Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.35* Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to Hexcel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.36* Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.37* Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.38* Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended September 30,
               1998).

10.39* Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

10.40* Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30,
               1997).

10.41* Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.42* Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.43* Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003.

10.44* Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel's Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(a)*      Amendment, dated December 12, 2002, to Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E.
               Berges (incorporated herein by reference to Exhibit 10.43(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.44(b)*      Employee Option Agreement dated as of July 30, 2001 between
               Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel's Registration Statement on
               Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(c)*      Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges
               (incorporated by reference herein to Exhibit 10.37(b) to Hexcel's
               Registration Statement on Form S-4 (No. 333-66582), filed on
               August 2, 2001).

10.44(d)*      Restricted Stock Agreement dated as of July 30, 2001 between
               Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(c) to Hexcel's Registration Statement on
               Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(e)*      Supplemental Executive Retirement Agreement dated as of July 30,
               2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel's Registration
               Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(f)*      Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit
               10.37(e) to Hexcel's Registration Statement on Form S-4 (No.
               333-66582), filed on August 2, 2001).

10.44(g)*      Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit
               10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.45*         Letter dated December 2, 1999 from Hexcel Corporation to Stephen
               C. Forsyth, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit
               10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

10.45(c)*      Amendment to Amendments to Agreements, dated as of November 21,
               2000, by and between Hexcel Corporation and Stephen C. Forsyth
               (incorporated herein by reference to Exhibit 10.39(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2000).

10.45(d)*      First Amendment to Supplemental Executive Retirement Agreement
               dated as of July 30, 2001 between Hexcel Corporation and Stephen
               C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.46*         Letter dated December 2, 1999 from Hexcel Corporation to Ira J.
               Krakower, regarding the Company's Management Incentive Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.46(a)*      Supplemental Executive Retirement Agreement dated as of May 10,
               2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.46(b)*      Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly
               Report on Form 10-Q for the Quarter ended September 30, 2000).

10.46(c)*      First Amendment to Supplemental Executive Retirement Agreement
               dated as of July 30, 2001 between Hexcel Corporation and Ira J.
               Krakower (incorporated herein by reference to Exhibit 10.44(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.47* Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.48* Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.49* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.49(a)*      Amendment to Amendments to Agreements, dated as of November 21,
               2000, by and between Hexcel Corporation and William Hunt
               (incorporated herein by reference to Exhibit 10.45(a) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2000).

10.50* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and David Tanonis (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.51* Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.51(a)*      Amendment to Amendments to Agreements, dated as of November 21,
               2000, by and between Hexcel Corporation and Joseph Shaulson
               (incorporated herein by reference to Exhibit 10.48(a) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2000).

10.52 Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.53 Amended and Restated Governance Agreement, dated as of March 19, 2003, among LXH L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Stone Street Fund 2000, L.P. and Hexcel Corporation.

10.54 Stockholders Agreement, dated as of March 19, 2003, among Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Fund V Investment Corp., Berkshire Fund VI Investment Corp., Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P, Greenbriar Equity Fund, L.P. and Hexcel Corporation.

10.55 Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, LXH, L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P.

10.56 Registration Rights Agreement, dated as of March 19, 2003, among Hexcel Corporation, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P. and Greenbriar Equity Fund, L.P.

10.57 Agreement, dated October 11, 2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 2000).

10.58 Consent and Termination Agreement, dated as of October 11, 2000, by and between Hexcel Corporation and Ciba Specialty Chemicals Holding Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 2000).

10.59 Purchase Agreement, dated as of June 15, 2001, among Hexcel Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.60 Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, Berkshire Investors LLC, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Greenbriar Equity Fund, L.P. and Greenbriar Co-Investment Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 20,
               2002).

10.61 Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 20, 2002).

10.62 Purchase Agreement, dated as of March 7, 2003, among Goldman, Sachs & Co., Fleet Securities, Inc. and Hexcel Corporation.

10.63 Exchange and Registration Rights Agreement dated as of March 19, 2003 among Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation and CS Tech-Fab Holding, Inc.

10.64 Pledge and Security Agreement, dated as of March 19, 2003, between Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation, CS Tech-Fab Holding, Inc. and Hexcel International, and HSBC Bank USA, as Joint Collateral Agent.

10.65 Collateral Agency Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, HSBC Bank USA, as Joint Collateral Agent, Well Fargo Bank Minnesota, National Association, as trustee, and the representatives of the holders of Parity Lien Debt who may become a party thereto.

10.66 Intercreditor and Agency Agreement dated as of March 19, 2003, by and among HSBC Bank USA, as Joint Collateral Agent, Fleet Capital Corporation, as Intercreditor Agent and Security Trustee, Fleet Capital Corporation, as Administrative Agent under the Existing Credit Facility, Well Fargo Bank Minnesota, National Association, as trustee, and each other Credit Facility Agent that may become a party thereto.

12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company (incorporated herein by reference to Exhibit 12.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

23.1           Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.2 Consent of Independent Accountants - Deloitte Touche Tohmatsu Certified Public Accountants Ltd.

24.1           Power of Attorney (included on signature page).

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF STAMFORD, STATE OF CONNECTICUT.

                                                     HEXCEL CORPORATION


        March 31, 2003                              /s/ DAVID E. BERGES
-------------------------------             ------------------------------------
            (Date)                                    David E. Berges
                                                  Chief Executive Officer

     KNOWN TO ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS STEPHEN C. FORSYTH, HIS ATTORNEY-IN-FACT, WITH THE POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AMENDMENTS TO THIS REPORT, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEY-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES, MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

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

              SIGNATURE                                  TITLE                              DATE
              ---------                                  -----                              ----
         /s/ DAVID E. BERGES                        Chairman of the                    March 31, 2003
------------------------------------       Board of Directors, President and
          (David E. Berges)                     Chief Executive Officer
                                             (PRINCIPAL EXECUTIVE OFFICER)


       /s/ STEPHEN C. FORSYTH                 Executive Vice President and             March 31, 2003
------------------------------------            Chief Financial Officer
        (Stephen C. Forsyth)                 (PRINCIPAL FINANCIAL OFFICER)


        /s/ WILLIAM J. FAZIO                      Corporate Controller                 March 31, 2003
------------------------------------         (PRINCIPAL ACCOUNTING OFFICER)
         (William J. Fazio)


         /s/ JOEL S. BECKMAN                            Director                       March 31, 2003
------------------------------------
          (Joel S. Beckman)


     /s/ H. ARTHUR BELLOWS, JR.                         Director                       March 31, 2003
------------------------------------
      (H. Arthur Bellows, Jr.)


        /s/ JAMES J. GAFFNEY                            Director                       March 31, 2003
------------------------------------
         (James J. Gaffney)

        /s/ SANJEEV K. MEHRA                            Director                       March 31, 2003
------------------------------------
         (Sanjeev K. Mehra)


           /s/ LEWIS RUBIN                              Director                       March 31, 2003
------------------------------------
            (Lewis Rubin)


         /s/ ROBERT J. SMALL                            Director                       March 31, 2003
------------------------------------
          (Robert J. Small)


        /s/ MARTIN L. SOLOMON                           Director                       March 31, 2003
------------------------------------
         (Martin L. Solomon)

                                 CERTIFICATIONS

I, David E. Berges, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Hexcel Corporation;

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

         March 31, 2003                             /s/ DAVID E. BERGES
----------------------------------         -------------------------------------
             (Date)                                   David E. Berges
                                            Chairman of the Board of Directors,
                                           President and Chief Executive Officer

I, Stephen C. Forsyth, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Hexcel Corporation;

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

         March 31, 2003                               /s/ STEPHEN C. FORSYTH
----------------------------------                  ----------------------------
             (Date)                                      Stephen C. Forsyth
                                                    Executive Vice President and
                                                       Chief Financial Officer

SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table summarizes selected financial data as of and for the five years ended December 31:

                                                             2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS (a):
 Net sales                                                $    850.8   $  1,009.4   $  1,055.7   $  1,151.5   $  1,089.0
 Cost of sales                                                 689.5        818.6        824.3        909.0        817.7
                                                          --------------------------------------------------------------
   Gross margin                                                161.3        190.8        231.4        242.5        271.3

 Selling, general and administrative expenses                   85.9        120.9        123.9        128.7        117.9
 Research and technology expenses                               14.7         18.6         21.2         24.8         23.7
 Business consolidation and restructuring expenses               0.5         58.4         10.9         20.1         12.7
 Impairment of goodwill and other purchased
   intangibles                                                     -        309.1            -            -            -
                                                          --------------------------------------------------------------
   Operating income (loss)                                      60.2       (316.2)        75.4         68.9        117.0

 Litigation gain                                                 9.8            -            -            -            -
 Interest expense                                              (62.8)       (64.8)       (68.7)       (73.9)       (38.7)
 Gain (loss) on early retirement of debt                         0.5         (2.7)           -            -            -
 Gain on sale of Bellingham aircraft interiors business            -            -         68.3            -            -
                                                          --------------------------------------------------------------
   Income (loss) before income taxes                             7.7       (383.7)        75.0         (5.0)        78.3
 Provision for (benefit from) income taxes                      11.3         40.5         26.3         (1.7)        28.4
                                                          --------------------------------------------------------------
   Income (loss) before equity in earnings (losses)             (3.6)      (424.2)        48.7         (3.3)        49.9
 Equity in earnings (losses) of and write-downs of
   an investment in affiliated companies                       (10.0)        (9.5)         5.5        (20.0)         0.5
                                                          --------------------------------------------------------------
   Net income (loss)                                      $    (13.6)  $   (433.7)  $     54.2   $    (23.3)  $     50.4
                                                          ==============================================================
 Net income (loss) per share: (b)
   Basic                                                  $    (0.35)  $   (11.54)  $     1.47   $    (0.64)  $     1.38
   Diluted                                                $    (0.35)  $   (11.54)  $     1.32   $    (0.64)  $     1.24
 Weighted average shares outstanding:
   Basic                                                        38.4         37.6         36.8         36.4         36.7
   Diluted                                                      38.4         37.6         45.7         36.4         45.7
                                                          --------------------------------------------------------------
FINANCIAL POSITION:
 Total assets                                             $    708.1   $    789.4   $  1,211.4   $  1,261.9   $  1,404.2
 Working capital                                          $   (530.8)  $     80.5   $    128.1   $    117.3   $    219.6
 Long-term notes payable and capital lease obligations    $        -   $    668.5   $    651.5   $    736.6   $    838.1
 Stockholders' equity (deficit) (c)                       $   (127.4)  $   (132.6)  $    315.7   $    270.1   $    302.4
                                                          --------------------------------------------------------------
OTHER DATA:
 Depreciation and amortization                            $     47.2   $     63.2   $     58.7   $     61.3   $     47.5
 Capital expenditures                                     $     14.9   $     38.8   $     39.6   $     35.6   $     66.5
 Shares outstanding at year-end, less treasury stock            38.5         38.2         37.1         36.6         36.4
                                                          --------------------------------------------------------------

(a) The comparability of the data may be affected by acquisitions and divestitures. The Company acquired Clark-Schwebel, a manufacturer of high-quality fiberglass fabrics used to make printed wiring boards and high performance specialty products used in insulation, filtration, wall and facade claddings, soft body armor and reinforcements for composite materials in 1998. The acquisition was accounted for using the purchase method of accounting. The Bellingham aircraft interiors business was sold in April 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS OVERVIEW

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
   (IN MILLIONS, EXCEPT PER SHARE DATA)                                  2002            2001          2000
   -----------------------------------------------------------------------------------------------------------
     Net sales (a)                                                   $    850.8      $ 1,009.4      $  1,055.7
     Gross margin %                                                        19.0%          18.9%           21.9%
     Operating income                                                $     60.2      $  (316.2)     $     75.4
     Operating income %                                                     7.1%             -             7.1%
     Provision for income taxes (b)                                  $     11.3      $    40.5      $     26.3
     Litigation gain                                                 $      9.8      $       -      $        -
     Equity in earnings (losses) of and write-downs of
       an investment in affiliated companies                         $    (10.0)     $    (9.5)     $      5.5
     Net income (loss)                                               $    (13.6)     $  (433.7)     $     54.2
     Diluted earnings (loss) per share                               $    (0.35)     $  (11.54)     $     1.32
   -----------------------------------------------------------------------------------------------------------

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

     The changes in business performance and outlook required that the Company obtain an amendment to the financial maintenance covenants under its existing senior credit facility to accommodate its anticipated performance in 2002. The Company's bank syndicate and the Company entered into an amendment of the financial covenants on January 25, 2002. The Company has since been in compliance with those covenants. With the benefit of reductions in capital expenditures and working capital as well as the receipt of proceeds from a litigation settlement and the sale of a portion of an equity interest in an affiliated company, the Company reduced its total debt during 2002 by $64.2 million despite incurring cash restructuring costs of $24.3 million.

     Although the Company has stabilized operating profitability and reduced its total debt during 2002, a significant amount of debt remains outstanding. The remaining $46.9 million of 7% convertible subordinated notes are due for redemption on August 1, 2003 and the revolving credit and overdraft lines under the existing senior credit facility are due on September 14, 2004. The Company has therefore sought new equity capital and announced on December 18, 2002 that it has entered into definitive agreements providing for a new equity financing through the issuance of a total of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. The intent is to right-size the capital structure of the Company to its current business circumstances.

     On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.

     The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of $46.9 million principal amount of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility. Proceeds to be used to redeem the 7% convertible subordinated notes have been remitted to US Bank Trust, trustee for the notes, for the express purpose of retiring the outstanding principal balance of the notes, plus accrued interest.

     The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company's new 9-7/8% senior secured notes and a new senior secured credit facility.

     With the benefit of the financing transactions, the Company's next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities ranging between $6.2 million and $12.5 million prior to 2008. Total debt as of March 19, 2003, after giving pro forma effect to these financing transactions and their related costs, was $531.6 million.

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

     The following table summarizes net sales to third-party customers by segment and end market in 2002 and 2001:

                                                                   UNAUDITED
                                  ----------------------------------------------------------------------------
                                  COMMERCIAL                       SPACE &
(IN MILLIONS)                      AEROSPACE      INDUSTRIAL       DEFENSE       ELECTRONICS          TOTAL
--------------------------------------------------------------------------------------------------------------
2002 NET SALES
  Reinforcements                  $     49.0      $   110.6       $       -       $     58.3      $      217.9
  Composites                           256.6          143.3           132.5                -             532.4
  Structures                            85.5              -            15.0                -             100.5
--------------------------------------------------------------------------------------------------------------
   Total                          $    391.1      $   253.9       $   147.5       $     58.3      $      850.8
                                          46%            30%             17%               7%              100%
--------------------------------------------------------------------------------------------------------------
2001 NET SALES (a)
  Reinforcements                  $     54.5      $    114.2      $       -       $     77.0      $      245.7
  Composites                           374.1           136.0          128.7                -             638.8
  Structures                           110.3               -           14.6                -             124.9
--------------------------------------------------------------------------------------------------------------
   Total                          $    538.9      $    250.2      $   143.3       $     77.0      $    1,009.4
                                          53%             25%            14%               8%              100%
--------------------------------------------------------------------------------------------------------------

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

     INTEREST EXPENSE: Interest expense for 2002 was $62.8 million compared to $64.8 million in 2001. Included in interest expense for 2002 and 2001 was approximately $1.8 million and $1.0 million, respectively, of fees and expenses incurred in connection with bank amendments. Excluding these fees and expenses, interest expense was $61.0 million in 2002 and $63.8 million in 2001. This $2.8 million reduction in interest expense year-on-year reflects the reductions in total debt in the last twelve months, the benefit of the reductions in LIBOR, net of the increase in the spread over LIBOR that the Company pays on its advances under its senior credit facility. For additional information, see Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

     The Company had a tax provision of $40.5 million in 2001, reflecting the impact of reduced tax benefits recorded for U.S. operating losses resulting from a change in business outlook and the inclusion in its tax provision of a $30.7 million valuation allowance for previously reported U.S. deferred tax assets. Due to a sharp decline in electronics revenues, the Company determined during the second quarter of 2001 to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability. Due to the effect of significant events that have occurred since the end of the second quarter, including the delay in the anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments to certain long-lived assets in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period. As a result, the Company concluded that it was appropriate to establish a full valuation allowance on its U.S. deferred tax assets, which resulted in a $32.6 million valuation allowance for previously reported tax assets. For additional information, see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

     NET LOSS AND NET LOSS PER SHARE:

(IN MILLIONS, EXCEPT PER SHARE DATA)                       2002           2001
--------------------------------------------------------------------------------
Net loss                                                 $ (13.6)       $ (433.7)
Diluted net loss per share                               $ (0.35)       $ (11.54)
Diluted weighted average shares outstanding                 38.4            37.6
--------------------------------------------------------------------------------

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

     The following table summarizes net sales to third-party customers by segment and end market in 2001 and 2000:

                                                                   UNAUDITED
                                 -----------------------------------------------------------------------------
                                  COMMERCIAL                      SPACE &
(IN MILLIONS)                      AEROSPACE      INDUSTRIAL      DEFENSE        ELECTRONICS          TOTAL
--------------------------------------------------------------------------------------------------------------
2001 NET SALES (a)
  Reinforcements                 $    54.5       $    114.2      $        -      $      77.0     $       245.7
  Composites                         374.1            136.0           128.7                -             638.8
  Structures                         110.3                -            14.6                -             124.9
--------------------------------------------------------------------------------------------------------------
   Total                         $   538.9       $    250.2      $    143.3      $      77.0     $     1,009.4
                                        53%              25%             14%               8%              100%
--------------------------------------------------------------------------------------------------------------
2000 NET SALES (a)
  Reinforcements                 $    53.6       $     96.9      $        -      $     181.2     $       331.7
  Composites                         343.8            130.9           119.8                -             594.5
  Structures (b)                     120.3                -             9.2                -             129.5
--------------------------------------------------------------------------------------------------------------
   Total                         $   517.7       $    227.8      $    129.0      $     181.2     $     1,055.7
                                        49%              22%             12%              17%              100%
--------------------------------------------------------------------------------------------------------------

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

     INTEREST EXPENSE: Interest expense for 2001 was $64.8 million compared to $68.7 million in 2000. Although the Company slightly increased its average borrowings during 2001 compared to 2000, interest expense declined when compared to 2000 due to lower weighted average interest rates on the Company's senior credit facility resulting from the progressive reductions in LIBOR during the year. Included in interest expense in 2001 are bank amendment fees of approximately $1.0 million related to the May 2001 amendment of certain financial covenants under the then existing senior credit facility.

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

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE:

(IN MILLIONS, EXCEPT PER SHARE DATA)                       2001          2000
-------------------------------------------------------------------------------
Net income (loss)                                       $ (433.7)      $   54.2
Diluted net income (loss) per share                     $ (11.54)      $   1.32
Diluted weighted average shares outstanding                 37.6           45.7
-------------------------------------------------------------------------------

     The Company's convertible subordinated notes, due 2003, its convertible subordinated debentures, due 2011 and all of its stock options were excluded from the 2001 computation of diluted net loss per share, as they were antidilutive. Approximately 4.5 million stock options were excluded from the 2000 calculation of diluted net income per share as their exercise price was higher than the Company's average share price. Refer to Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A for the calculation and number of shares used for diluted net income
(loss) per share.

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

     The aggregate business consolidation and restructuring activities for the three years ended December 31, 2002, consisted of the following:

                                                                  EMPLOYEE        FACILITY &
(IN MILLIONS)                                                     SEVERANCE       EQUIPMENT           TOTAL
-------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                                     $     3.5      $       0.6        $     4.1
Business consolidation expenses:
    Current period expenses                                             3.7             10.6             14.3
    Reversal of 1999 business consolidation expenses                   (0.3)            (3.1)            (3.4)
-------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                   3.4              7.5             10.9
Cash expenditures                                                      (3.9)            (7.9)           (11.8)
Non-cash items:
    Reversal of 1999 business consolidation expenses                      -              3.1              3.1
    Non-cash usage, including asset write-downs                        (0.6)            (3.0)            (3.6)
-------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                 (0.6)             0.1             (0.5)
-------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                   $     2.4      $       0.3        $     2.7
Business consolidation and restructuring expenses                      34.5             23.9             58.4
Cash expenditures                                                      (6.4)            (5.6)           (12.0)
Non-cash usage, including asset write-downs                               -            (15.7)           (15.7)
-------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                   $    30.5      $       2.9        $    33.4
Business consolidation and restructuring expenses
    Current period expenses                                               -              2.8              2.8
    Reversal of 1999 business consolidation expenses                      -             (0.5)            (0.5)
    Change in estimated expenses                                       (2.9)             1.1             (1.8)
-------------------------------------------------------------------------------------------------------------
  Net business consolidation and restructuring expenses                (2.9)             3.4              0.5
Cash expenditures                                                     (20.5)            (3.8)           (24.3)
Currency translation adjustment                                         0.9                -              0.9
Non-cash items:
    Reversal of 1999 business consolidation expenses                      -              0.5              0.5
    Non-cash usage, including asset write-downs                           -             (0.5)            (0.5)
-------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                    -                -                -
-------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                   $     8.0      $       2.5        $    10.5
=============================================================================================================

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

     Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods. While management believes that the assumptions used are appropriate, significant changes in, economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations. For more information regarding costs and assumptions for the Company's retirement and other postretirement benefit plans, see Note 11 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

SIGNIFICANT TRANSACTIONS

REFINANCING OF THE COMPANY'S CAPITAL STRUCTURE

     On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.

     The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of $46.9 million principal amount of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility. Proceeds to be used to redeem the 7% convertible subordinated notes have been remitted to US Bank Trust, trustee for the notes, for the express purpose of retiring the outstanding principal balance of the notes, plus accrued interest.

     The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company's new 9-7/8% senior secured notes and a new senior secured credit facility.

     With the benefit of the financing transactions, the Company's next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities ranging between $6.2 million and $12.5 million prior to 2008. Total debt as of March 19, 2003, after giving pro forma effect to these financing transactions and their related costs, was $531.6 million.

     Each of the material agreements governing the issuance and terms of the convertible preferred stock, the issuance and terms of the senior secured notes and the terms of the new senior secured credit facility is filed as an exhibit to this Annual Report on Form 10-K/A.

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon issuance, the total number of Hexcel's outstanding common shares including potential shares issuable upon conversion of both of the new series of convertible preferred stocks increased from approximately 38.6 million shares to approximately 88.4 million shares. In addition, common shares authorized for issuance increased from 100.0 million shares to 200.0 million shares.

     Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's election. Both preferred stocks are convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel's common stockholders. The series A preferred stock accrues dividends at a rate of 6% per annum following the third anniversary of the issuance. Dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock does not accrue dividends. After giving effect to the issuances, the Berkshire/Greenbriar Investors own approximately 35.2% of Hexcel's outstanding voting securities.

     Hexcel has separately issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to investment funds controlled by affiliates of The Goldman Sachs Group, Inc. (the "Goldman Sachs Investors"), who currently own approximately 37.8% of Hexcel's outstanding common stock, for a cash payment of approximately $47.1 million. This issuance of preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel's voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.

     In conjunction with the aforementioned transactions, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement also prohibits the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar
Investors and the Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

SENIOR SECURED NOTES, DUE 2008

     The Company also issued, through a private placement under Rule 144A, $125.0 million of 9 7/8% senior secured notes at a price of 98.95% of face value. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of

Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company's new senior secured credit facility, described below. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel's domestic property, plant and equipment.

     The Company will pay interest on the notes on April 1st and October 1st of each year. The first payment will be made on October 1, 2003. The Company will have the option to redeem all or a portion of the notes at any time during the one-year period beginning April 1, 2006 at 104.938% of principal plus accrued and unpaid interest. This percentage decreases to 102.469% for the one-year period beginning April 1, 2007, and to 100.0% for the period beginning April 1, 2008. In addition, the Company may use the net proceeds from one or more equity offerings at any time prior to April 1, 2006 to redeem up to 35% of the aggregate principal amount of the notes at 109.875% of the principal amount, plus accrued and unpaid interest.

     The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

     Hexcel has agreed, under a registration rights agreement, to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission ("SEC") and will not have any restrictions on transfer. In the event that Hexcel cannot affect such an exchange, Hexcel will be required to file a shelf registration statement with the SEC to permit the noteholders to resell their notes generally without restriction.

SENIOR SECURED CREDIT FACILITY

     Also on March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation as agent. The credit facility matures on March 31, 2008. Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel's operating subsidiaries in the UK, Austria and Spain. The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower. For Hexcel Corporation and the UK borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves. The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves. In addition, the UK, Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively. Borrowings under the new facility bear interest at a floating rate based on either the agent's defined "prime rate" plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%. The margin in effect for a borrowing at any given time depends on the Company's fixed charge ratio and the currency denomination of such borrowing. The credit facility also provides for the payment of customary fees and expenses.

     All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries. In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes. The obligations of the UK borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the UK borrower. The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

     Hexcel is required to maintain various financial ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures). The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

     On March 19, 2003, the Company borrowed $13.0 million and issued letters of credit totaling approximately $25.8 million under the new senior secured credit facility.

CLASSIFICATION OF DEBT AND CAPITAL LEASE OBLIGATIONS AS OF DECEMBER 31, 2002

     As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants in the Company's existing debt agreements. The Company also required an amendment of its existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations had been classified as current at December 31, 2002.

     As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company's ability to meet its scheduled 2003 debt maturities and comply with its debt covenants have been mitigated. Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003. Also as a result of the refinancing transactions, substantially all of the Company's debt will be reclassified to long-term at March 31, 2003 reflecting the new scheduled debt maturities. The next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities ranging between $6.2 million and $12.5 million prior to 2008. Refer to Note 24, "Subsequent Event - Pro Forma Consolidated Balance Sheet (Unaudited)."

PURCHASE OF APPROXIMATELY 14.5 MILLION SHARES OF HEXCEL COMMON STOCK BY AN INVESTOR GROUP

     On December 19, 2000, the Goldman Sachs Investors completed the purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc. The shares acquired by the Goldman Sachs Investors represented approximately 39% of the Company's outstanding common stock. In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000. Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company's board of directors. Upon the closing of the new preferred stock issuances, the Goldman Sachs Investors and the Company will amend the governance agreement, which will continue to give the Goldman Sachs Investors the right to designate up to three members to sit on the Company's board of directors.

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

FINANCIAL CONDITION

     LIQUIDITY: As of December 31, 2002, the Company had cash and cash equivalents of $8.2 million and available undrawn commitments under its existing senior credit facility of $87.9 million. The Company's total debt, net of cash, was $613.5 million, a decrease of $60.8 million from $674.3 million as of December 31, 2001. The decrease in net debt reflected cash generated from (a) reductions in capital expenditures compared to prior years; (b) significant reductions in working capital, as accounts receivable and inventory balances were managed lower to match sales and cost reduction programs; (c) collection of a litigation settlement; and (d) the sale of an ownership interest of an affiliated company. This reduction in net debt during 2002 was achieved despite incurring business consolidation and restructuring cash payments of $24.3 million, cash interest payments of $59.3 million and cash taxes of $8.4 million.

     CREDIT FACILITY: Hexcel had a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations. These commitments consisted of funded term loans of $106.8 million, revolving credit and overdraft facilities of $160.8 million, and letter of credit facilities of $30.0 million. As of December 31, 2002, drawings under the revolving credit facility were $72.9 million, leaving available, undrawn commitments under the facilities of $87.9 million. As of December 31, 2002, letters of credit issued under the facility approximated $24.2 million, of which $11.1 million supports a loan to the Company's BHA Aero joint venture. The Company was subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility was scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005. The Senior Credit Facility was paid in full on March 19, 2003.

     Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility. The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002. The amendment also provided for a 25 basis point increase on January 1, 2003 if the Company did not reduce the commitment by a further $25.0 million, prior to that date. The 2002 revised, relaxed covenants were derived from the Company's 2002 business plan projections plus a modest cushion. The Senior Credit Facility financial covenants set certain maximum values for the Company's leverage (the ratios of total and senior debt to an adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of an adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of an adjusted EBITDA less capital expenditures to the sum of certain fixed expenses). The Senior Credit Facility agreement defined adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, business consolidation and restructuring expenses and certain other non-cash income and expense. Adjusted EBITDA as defined by this agreement was $109.4 million in 2002 and $119.2 million in 2001. In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility. Hexcel agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002. At December 31, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility and has met all its required commitment reductions.

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

     The Senior Credit Facility had been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt. In connection with the 2002 and previous amendments, included in interest expense in 2002 and 2001 are fees and expenses incurred of approximately $1.8 million and $1.0 million, respectively.

     The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 are those that applied before the amendment. As these market conditions experienced in 2002 are expected to continue during 2003, the Company needed to obtain a further amendment of the facility before the end of the first quarter of 2003 to accommodate its projected financial performance for that quarter and be in compliance with the financial covenants as provided in the Senior Credit Facility agreement, or refinance the facility. The Company executed a refinancing of the facility on March 19, 2003.

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

     FINANCIAL OBLIGATIONS AND COMMITMENTS: As of December 31, 2002, scheduled current maturities of notes payable and capital lease obligations were $61.9 million with a substantial debt repayment of $46.9 million due on August 1, 2003 upon the maturity of the Company's 7% convertible subordinated notes. Scheduled amortization under the Company's existing Senior Credit Facility was approximately $8.6 million in 2003. Capital lease amortization and operating lease rental payments in 2003 will approximate $6.2 million and $2.9 million, respectively. Limited credit and overdraft facilities of $0.2 million provided to certain of the Company's European subsidiaries by lenders outside of the Senior Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.

     Prior to the refinancing transactions completed on March 19, 2003, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would have caused the Company to violate one or more financial covenants defined in the Company's then existing debt agreements. The Company also required an amendment of its existing Senior Credit Facility before the end of the first quarter of 2003 to maintain compliance with its financial covenants. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all notes payable and capital lease obligations have been classified as current at December 31, 2002. Refer to Notes 2, 8 and 9 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A for further information regarding the classification of notes payable and capital lease obligations.

     The Senior Credit Facility consisted of revolving credit and overdraft facilities and term loan borrowings. Revolving credit borrowings under the facility of $72.9 million are repayable in 2004. Term loan borrowings totaling $106.8 million at December 31, 2002 are repayable in installments of $8.6 million in 2003, $42.4 million in 2004 and $55.8 million in 2005.

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

     The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments for the years ended 2003 through 2007 and thereafter (see Notes 2 and 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A for discussion on the December 31, 2002 debt classification):

(IN MILLIONS)                               2003       2004         2005         2006       2007     Thereafter     TOTAL
----------------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                   $     8.6   $   115.3   $     55.8   $       -   $       -   $       -   $    179.7
European credit and overdraft
  facilities                                   0.2           -            -           -           -           -          0.2
9.75% senior subordinated notes(a)               -           -            -           -           -       340.0        340.0
7.0% convertible subordinated notes           46.9           -            -           -           -           -         46.9
7.0% convertible subordinated
  debentures                                     -         1.8          1.8         1.8         1.8        15.5         22.7
Capital leases                                 6.2         6.6          7.0        10.7         0.3         2.6         33.4
----------------------------------------------------------------------------------------------------------------------------
  SUBTOTAL                                    61.9       123.7         64.6        12.5         2.1       358.1        622.9
Operating leases                               2.9         2.5          2.6         1.7         0.7         2.0         12.4
----------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL OBLIGATIONS(b)           $    64.8   $   126.2   $     67.2   $    14.2   $     2.8   $   360.1   $    635.3
============================================================================================================================

Letters of credit                        $    25.9   $       -   $        -   $       -   $       -   $       -   $     25.9
Other commitments                              1.5           -            -           -           -           -          1.5
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMMITMENTS                        $    27.4   $       -   $        -   $       -   $       -   $       -   $     27.4
============================================================================================================================

(a) At December 31, 2002, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2002, was approximately $1.2 million.

(b) Due to the subsequent closure of certain financing transactions, scheduled maturities have significantly changed. See Notes 2 and 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A for further discussion on such financing transactions and their impact on scheduled maturities.

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

     For further information regarding the Company's financial obligations and commitments, see Notes 2, 8, 9 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K/A.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of FAS 123. However, appropriate disclosures about the effects on reported net income of the Company's accounting policy with respect to stock-based employee compensation are provided.

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

     Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding growth in sales to regional and business aircraft manufacturers, and to the aircraft aftermarket; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2003 and beyond; (d) expectations regarding the recovery of demand for electronics fabrics used in printed wiring boards, as well as future business trends in the electronics fabrics industry;
(e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (g) estimates of changes in net sales by market compared to 2002; (h) expectations regarding the Company's equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (i) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency of the Senior Secured Credit Facility and other financial resources to fund the Company's worldwide operations in 2003 and beyond and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

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

CONSOLIDATED FINANCIAL STATEMENTS

Description                                                                                                    Page
---------------------------------------------------------------------------------------------------------------------
Management Responsibility for Consolidated Financial Statements                                                 62
Report of Independent Accountants                                                                               63
Consolidated Financial Statements Hexcel Corporation and Subsidiaries:
   Consolidated Balance Sheets as of December 31, 2002 and 2001                                                 64
   Consolidated Statements of Operations for each of the three years ended December 31, 2002                    65
   Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
      for each of the three years ended December 31, 2002                                                       66
   Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002                    67
   Notes to the Consolidated Financial Statements                                                             68-103

Independent Auditors' Report                                                                                   104
Financial Statements BHA Aero Composite Parts Co. Ltd.:
   Balance Sheets as of December 31, 2002 and 2001                                                             105
   Statements of Operations for each of the three years ended December 31, 2002                                106
   Statements of Owners' Equity for each of the three years ended December 31, 2002                            107
   Statements of Cash Flows for each of the three years ended December 31, 2002                                108
   Notes to the Financial Statements                                                                         109-118

Report of Independent Accountants on Financial Statement Schedule                                              119
Schedule of Valuation and Qualifying Accounts                                                                  120

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


/s/ DAVID E. BERGES
----------------------------------
David E. Berges
CHIEF EXECUTIVE OFFICER


/s/ STEPHEN C. FORSYTH
----------------------------------
Stephen C. Forsyth
CHIEF FINANCIAL OFFICER


/s/ WILLIAM J. FAZIO
----------------------------------
William J. Fazio
CHIEF ACCOUNTING OFFICER

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

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003

HEXCEL CORPORATION AND SUBSIDIARIES                                   Unaudited
CONSOLIDATED BALANCE SHEETs                                           Pro Forma
AS OF DECEMBER 31,                                                  (see Note 24)
-----------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                        2002            2002             2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $      12.6     $       8.2      $      11.6
  Accounts receivable, net                                                 117.3           117.3            140.5
  Inventories, net                                                         113.6           113.6            131.7
  Prepaid expenses and other assets                                          9.2             9.2              4.4
-----------------------------------------------------------------------------------------------------------------
  Total current assets                                                     252.7           248.3            288.2

Net property, plant and equipment                                          309.4           309.4            329.2
Goodwill, net                                                               74.4            74.4             72.4
Investments in affiliated companies                                         34.0            34.0             56.9
Other assets                                                                46.9            42.0             42.7
-----------------------------------------------------------------------------------------------------------------
Total assets                                                         $     717.4     $     708.1      $     789.4
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities of capital lease
  obligations                                                       $        6.2     $     621.7      $      17.4
  Accounts payable                                                          54.9            54.9             58.6
  Accrued compensation and benefits                                         37.6            37.6             42.6
  Accrued interest                                                          15.9            19.1             18.8
  Business consolidation and restructuring liabilities                      10.5            10.5             33.4
  Other accrued liabilities                                                 35.3            35.3             33.7
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                160.4           779.1            204.5

Long-term notes payable and capital lease obligations                      512.4               -            668.5
Long-term retirement obligations                                            48.1            48.1             31.3
Other non-current liabilities                                                8.3             8.3             17.7
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                        729.2           835.5            922.0
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (see Note 16)

Mandatorily redeemable convertible preferred stock,
  125,000 series A shares and 125,000 series B shares
  authorized, issued and outstanding                                        96.4               -                -

Stockholders' equity (deficit):
  Preferred stock, no par value, 20.0 shares of stock
     authorized, no shares issued or outstanding                               -               -                -
  Common stock, $0.01 par value, 100.0 shares of stock
     authorized, shares issued of 39.8 at December 31, 2002
     and 39.4 at December 31, 2001                                           0.4             0.4              0.4
  Additional paid-in capital                                               311.6           288.2            287.7
  Accumulated deficit                                                     (385.7)         (381.5)          (367.9)
  Accumulated other comprehensive loss                                     (21.2)          (21.2)           (39.7)
-----------------------------------------------------------------------------------------------------------------
                                                                           (94.9)         (114.1)          (119.5)
  Less- Treasury stock, at cost, 1.3 shares at December 31, 2002
     and 1.2 shares at December 31, 2001                                   (13.3)          (13.3)           (13.1)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity (deficit)                                    (108.2)         (127.4)          (132.6)
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                $      717.4     $     708.1      $     789.4
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

(IN MILLIONS, EXCEPT PER SHARE DATA)                                      2002             2001            2000
---------------------------------------------------------------------------------------------------------------
Net sales                                                            $   850.8      $   1,009.4     $   1,055.7

Cost of sales                                                            689.5            818.6           824.3
---------------------------------------------------------------------------------------------------------------
  Gross margin                                                           161.3            190.8           231.4

Selling, general and administrative expenses                              85.9            120.9           123.9
Research and technology expenses                                          14.7             18.6            21.2
Business consolidation and restructuring expenses                          0.5             58.4            10.9
Impairment of goodwill and other purchased intangibles                       -            309.1               -
---------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                 60.2           (316.2)           75.4

Litigation gain                                                            9.8                -               -
Interest expense                                                         (62.8)           (64.8)          (68.7)
Gain (loss) on early retirement of debt                                    0.5             (2.7)              -
Gain on sale of Bellingham aircraft interiors business                       -                -            68.3
---------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                        7.7           (383.7)           75.0

Provision for income taxes                                                11.3             40.5            26.3
---------------------------------------------------------------------------------------------------------------
  Income (loss) before equity in earnings (losses)                        (3.6)          (424.2)           48.7
  Equity in earnings (losses) of and write-downs of
    an investment in affiliated companies                                (10.0)            (9.5)            5.5
---------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                  $   (13.6)     $    (433.7)    $      54.2
===============================================================================================================

Net income (loss) per share:
  Basic                                                              $   (0.35)     $    (11.54)    $      1.47
  Diluted                                                            $   (0.35)     $    (11.54)    $      1.32

Weighted average shares:
  Basic                                                                   38.4             37.6            36.8
  Diluted                                                                 38.4             37.6            45.7
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

    HEXCEL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
    FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                           COMMON STOCK
                                         ------------------   RETAINED     ACCUMULATED
                                                ADDITIONAL    EARNINGS        OTHER                     TOTAL
                                                 PAID-IN    (ACCUMULATED  COMPREHENSIVE  TREASURY    STOCKHOLDERS'    COMPREHENSIVE
(IN MILLIONS)                            PAR     CAPITAL      DEFICIT)    INCOME (LOSS)   SHARES    EQUITY (DEFICIT)  INCOME (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                $  0.4  $    273.6   $   11.6       $    (4.8)   $  (10.7)    $   270.1

 Net income                                                      54.2                                      54.2        $      54.2
 Currency translation adjustment                                                (10.2)                    (10.2)             (10.2)
 Minimum pension obligation                                                      (5.0)                     (5.0)              (5.0)
                                                                                                                       -----------
    Comprehensive income                                                                                               $      39.0
                                                                                                                       ===========
 Activity under stock plans and other                  7.1                                   (0.5)          6.6
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000              $  0.4  $    280.7   $   65.8       $   (20.0)   $  (11.2)    $   315.7

 Net loss                                                      (433.7)                                   (433.7)       $    (433.7)
 Currency translation adjustment                                                (12.1)                    (12.1)             (12.1)
 Net unrealized loss on financial
   instruments                                                                   (5.9)                     (5.9)              (5.9)
 Minimum pension obligation                                                      (1.7)                     (1.7)              (1.7)
                                                                                                                       -----------
    Comprehensive loss                                                                                                 $    (453.4)
                                                                                                                       ===========
 Activity under stock plans and other                  7.0                                   (1.9)          5.1
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001              $  0.4  $    287.7   $ (367.9)      $   (39.7)   $  (13.1)    $  (132.6)

 Net loss                                                       (13.6)                                    (13.6)       $     (13.6)
 Currency translation adjustment                                                 19.6                      19.6               19.6
 Net unrealized gain on financial
   instruments                                                                    9.3                       9.3                9.3
 Minimum pension obligation                                                     (10.4)                    (10.4)             (10.4)
                                                                                                                       -----------
    Comprehensive loss                                                                                                 $      (4.9)
                                                                                                                       ===========
 Activity under stock plans and other                  0.5                                   (0.2)          0.3
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002              $  0.4  $    288.2   $ (381.5)      $   (21.2)   $  (13.3)    $  (127.4)
====================================================================================================================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

(IN MILLIONS)                                                              2002             2001              2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $   (13.6)      $   (433.7)        $    54.2
  Reconciliation to net cash provided by operations:
   Depreciation                                                            47.2             50.7              45.6
   Amortization of goodwill and other intangibles assets                      -             12.5              13.1
   Deferred income taxes                                                    1.7             27.6               8.6
   Business consolidation and restructuring expenses                        0.5             58.4              10.9
   Business consolidation and restructuring payments                      (24.3)           (12.0)            (11.8)
   Impairment of goodwill and other purchased intangibles                     -            309.1                 -
   Loss (gain) on early retirement of debt                                 (0.5)             0.7                 -
   Gain on sale of Bellingham aircraft interiors business                     -                -             (68.3)
   Gain on curtailment of pension plan                                        -                -              (5.1)
   Equity in (earnings) losses of and write-downs of
     an investment in affiliated companies                                 10.0              9.5              (5.5)
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                            35.6              4.6              (7.7)
     Decrease (increase) in inventories                                    25.8             20.6             (17.0)
     Decrease (increase) in prepaid expenses and other assets              (1.7)             1.1              (0.4)
     Increase (decrease) in accounts payable and accrued
       liabilities                                                        (15.7)           (19.2)             10.7
     Changes in other non-current assets and long-term liabilities          0.9              5.1               5.7
------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                               65.9             35.0              33.0
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (14.9)           (38.8)            (39.6)
  Proceeds from sale of an ownership in an affiliated company              10.0                -                 -
  Proceeds from sale of Bellingham aircraft interiors business                -                -             113.3
  Proceeds from sale of other assets                                        1.5                -               3.4
  Dividends from (investments in) affiliated companies                      1.6              0.8              (8.3)
  Other                                                                    (0.5)            (0.3)                -
------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities                    (2.3)           (38.3)             68.8
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of credit facilities, net                         (57.4)            24.6              29.5
  Proceeds from issuance of long-term debt                                    -             98.5                 -
  Repayments of long-term debt and capital lease obligations               (9.9)          (110.6)           (126.0)
  Debt issuance costs                                                         -             (3.5)             (0.9)
  Activity under stock plans and other                                        -             (0.4)              2.4
------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities                   (67.3)             8.6             (95.0)
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                0.3              1.2              (1.9)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (3.4)             6.5               4.9
Cash and cash equivalents at beginning of year                             11.6              5.1               0.2
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $     8.2       $     11.6         $     5.1
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

(IN MILLIONS, EXCEPT PER SHARE DATA)                                         2002             2001            2000
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
  Net income (loss), as reported                                        $   (13.6)      $   (433.7)      $    54.2
  ADD: Stock-based compensation expense included in
    reported net income, net of tax                                           0.8              2.0             4.5
  DEDUCT:  Stock-based compensation expense determined
    under fair value based method for all awards, net of tax                 (6.0)            (5.9)           (9.8)
------------------------------------------------------------------------------------------------------------------
  Pro forma net income (loss)                                           $   (18.8)      $   (437.6)      $    48.9

NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share:
    As reported                                                         $   (0.35)      $   (11.54)      $    1.47
    Pro forma                                                           $   (0.49)      $   (11.64)      $    1.33

  Diluted net income (loss) per share:
    As reported                                                         $   (0.35)      $   (11.54)      $    1.32
    Pro forma                                                           $   (0.49)      $   (11.64)      $    1.21
------------------------------------------------------------------------------------------------------------------

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("FAS 148"). FAS 148 amends FAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123. However, appropriate disclosures about the effects on reported net income of the Company's accounting policy with respect to stock-based employee compensation are provided above.

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

NOTE 2 - REFINANCING OF CAPITAL STRUCTURE

     On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.

     The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of $46.9 million principal amount of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility. Proceeds to be used to redeem the 7% convertible subordinated notes have been remitted to US Bank Trust, trustee for the notes, for the express purpose of retiring the outstanding principal balance of the notes, plus accrued interest.

     The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company's new 9-7/8% senior secured notes and a new senior secured credit facility.


MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash. Upon issuance, the total number of Hexcel's outstanding common shares including potential shares issuable upon conversion of both of the new series of convertible preferred stocks increased from approximately 38.6 million shares to approximately 88.4 million shares. In addition, common shares authorized for issuance increased from 100.0 million shares to 200.0 million shares.

     Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the "Berkshire/Greenbriar Investors") for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's election. Both preferred stocks are convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel's common stockholders. The series A preferred stock accrues dividends at a rate of 6% per annum following the third anniversary of the issuance. Dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel's option. The series B preferred stock does not accrue dividends.

     Hexcel has separately issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to investment funds controlled by affiliates of The Goldman Sachs Group, Inc. (the "Goldman Sachs Investors") for a cash payment of approximately $47.1 million.

     In conjunction with the aforementioned transactions, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel's board of directors and certain other rights. The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000. The stockholders agreement and the amended Goldman Sachs Investors governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally. The stockholders agreement also prohibits the purchase of voting securities in excess of 39.5% of Hexcel's outstanding voting securities unless approved by Hexcel's board. The Berkshire/Greenbriar
Investors and the Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

SENIOR SECURED NOTES, DUE 2008

     The Company also issued, through a private placement under Rule 144A, $125.0 million of 9 7/8% senior secured notes at a price of 98.95% of face value. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company's new senior secured credit facility, described below. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel's domestic property, plant and equipment.

     The Company will pay interest on the notes on April 1st and October 1st of each year. The first payment will be made on October 1, 2003. The Company will have the option to redeem all or a portion of the notes at any time during the one-year period beginning April 1, 2006 at 104.938% of principal plus accrued and unpaid interest. This percentage decreases to 102.469% for the one-year period beginning April 1, 2007, and to 100.0% for the period beginning April 1, 2008. In addition, the Company may use the net proceeds from one or more equity offerings at any time prior to April 1, 2006 to redeem up to 35% of the aggregate principal amount of the notes at 109.875% of the principal amount, plus accrued and unpaid interest.

     The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

     Hexcel has agreed, under a registration rights agreement, to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission ("SEC") and will not have any restrictions on transfer. In the event that Hexcel cannot affect such an exchange, Hexcel will be required to file a shelf registration statement with the SEC to permit the noteholders to resell their notes generally without restriction.

     An affiliate of Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company's private placement offering of senior secured notes, and received $2.3 million for such services rendered.

SENIOR SECURED CREDIT FACILITY

     Also on March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation as agent. The credit facility matures on March 31, 2008. Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel's operating subsidiaries in the UK, Austria and Germany. The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries. For Hexcel Corporation and the UK borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves. The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves. In addition, the UK, Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively. Borrowings under the new facility bear interest at a floating rate based on either the agent's defined "prime rate" plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%. The margin in effect for a borrowing at any given time depends on the Company's fixed charge ratio and the currency denomination of such borrowing. The credit facility also provides for the payment of customary fees and expenses.

     All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries. In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes. The obligations of the UK borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the UK borrower. The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

     Hexcel is required to maintain various financial ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures). The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

     On March 19, 2003, the Company borrowed $13.0 million and issued letters of credit totaling approximately $25.8 million under the new senior secured credit facility.

CLASSIFICATION OF DEBT AND CAPITAL LEASE OBLIGATIONS AS OF DECEMBER 31, 2002

     As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants in the Company's existing debt agreements. The Company also required an amendment of its existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations had been classified as current at December 31, 2002.

     As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company's ability to meet its scheduled 2003 debt maturities and comply with its debt covenants have been mitigated. Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003. Also as a result of the refinancing transactions, substantially all of the Company's debt will be reclassified to long-term at March 31, 2003 reflecting the new scheduled debt maturities. Refer to Note 24, "Subsequent Event - Pro Forma Consolidated Balance Sheet (Unaudited)."

NOTE 3 - GOODWILL AND OTHER PURCHASED INTANGIBLES

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

     Net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude amortization expense, net of tax, are as follows:

(IN MILLIONS)                                                               2002             2001            2000
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
   Net income (loss)                                                $     (13.6)    $     (433.7)      $     54.2
   Goodwill amortization, net of tax                                          -             11.2              8.5
-----------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                          $     (13.6)    $     (422.5)      $     62.7
-----------------------------------------------------------------------------------------------------------------

BASIC NET INCOME (LOSS) PER SHARE:
   Net income (loss)                                                $     (0.35)    $     (11.54)      $     1.47
   Goodwill amortization, net of tax                                          -             0.30             0.23
-----------------------------------------------------------------------------------------------------------------
Adjusted basic net income (loss) per share                          $     (0.35)    $     (11.24)      $     1.70
-----------------------------------------------------------------------------------------------------------------

DILUTED NET INCOME (LOSS) PER SHARE:
   Net income (loss)                                                $     (0.35)    $     (11.54)      $     1.32
   Goodwill amortization, net of tax                                          -             0.30             0.19
-----------------------------------------------------------------------------------------------------------------
Adjusted diluted net income (loss) per share                        $     (0.35)    $     (11.24)      $     1.51
=================================================================================================================

     The gross carrying amount and accumulated amortization of goodwill, by the Company's reportable segments, as of December 31, 2002 and 2001, are as follows:

                                   DECEMBER 31, 2002                                DECEMBER 31, 2001
                      ---------------------------------------------     ------------------------------------------
                          GROSS                                             GROSS
                         CARRYING       ACCUMULATED                       CARRYING       ACCUMULATED
(IN MILLIONS)             AMOUNT        AMORTIZATION       NET             AMOUNT        AMORTIZATION       NET
------------------------------------------------------------------------------------------------------------------
Reinforcements          $   69.9          $   29.8        $  40.1        $    69.6        $   29.7        $   39.9
Composites                  31.1              13.4           17.7             27.9            12.0            15.9
Structures                  23.5               6.9           16.6             23.5             6.9            16.6
------------------------------------------------------------------------------------------------------------------
Goodwill                $  124.5          $   50.1        $  74.4        $   121.0        $   48.6        $   72.4
==================================================================================================================

     Changes in the net carrying amount of goodwill for the years ended December 31, 2002, 2001 and 2000, by reportable segment, are as follows:

(IN MILLIONS)                                       REINFORCEMENTS       COMPOSITES      STRUCTURES       TOTAL
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                        $    350.3          $    36.9       $    24.0      $    411.2
Amortization of goodwill and other
   purchased intangibles                                   (9.1)              (2.7)           (1.3)          (13.1)
Sale of Bellingham aircraft interiors business                -                  -            (4.9)           (4.9)
Currency translation adjustment and other                     -               (1.5)              -            (1.5)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                      $    341.2          $    32.7       $    17.8      $    391.7
Amortization of goodwill and other
   purchased intangibles                                   (9.1)              (2.2)           (1.2)          (12.5)
Impairment of goodwill and other
   purchased intangibles                                 (292.1)             (17.0)              -          (309.1)
Acquired goodwill                                             -                2.9               -             2.9
Currency translation adjustment                            (0.1)              (0.5)              -            (0.6)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                      $     39.9          $    15.9       $    16.6      $     72.4
Currency translation adjustment                             0.2                1.8               -             2.0
==================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                      $     40.1          $    17.7       $    16.6      $     74.4
==================================================================================================================

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

NOTE 4 - BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

     The aggregate business consolidation and restructuring activities for the three years ended December 31, 2002, consisted of the following:

                                                                       EMPLOYEE       FACILITY &
(IN MILLIONS)                                                          SEVERANCE       EQUIPMENT          TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                                         $     3.5       $     0.6         $     4.1
Business consolidation expenses:
    Current period expenses                                                 3.7            10.6              14.3
    Reversal of 1999 business consolidation expenses                       (0.3)           (3.1)             (3.4)
-----------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                       3.4             7.5              10.9
Cash expenditures                                                          (3.9)           (7.9)            (11.8)
Non-cash items:
    Reversal of 1999 business consolidation expenses                          -             3.1               3.1
    Non-cash usage, including asset write-downs                            (0.6)           (3.0)             (3.6)
-----------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                     (0.6)            0.1              (0.5)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $     2.4       $     0.3         $     2.7
Business consolidation and restructuring expenses                          34.5            23.9              58.4
Cash expenditures                                                          (6.4)           (5.6)            (12.0)
Non-cash usage, including asset write-downs                                   -           (15.7)            (15.7)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $    30.5       $     2.9         $    33.4
Business consolidation and restructuring expenses
    Current period expenses                                                   -             2.8               2.8
    Reversal of 1999 business consolidation expenses                          -            (0.5)             (0.5)
    Change in estimated expenses                                           (2.9)            1.1              (1.8)
-----------------------------------------------------------------------------------------------------------------
  Net business consolidation and restructuring expenses                    (2.9)            3.4               0.5
Cash expenditures                                                         (20.5)           (3.8)            (24.3)
Currency translation adjustment                                             0.9               -               0.9
Non-cash items:
    Reversal of 1999 business consolidation expenses                          -             0.5               0.5
    Non-cash usage, including asset write-downs                               -            (0.5)             (0.5)
-----------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                        -               -                 -
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                       $     8.0       $     2.5         $    10.5
=================================================================================================================

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

     Business consolidation and restructuring activities for this program consisted of the following:

                                                                       EMPLOYEE       FACILITY &
(IN MILLIONS)                                                         SEVERANCE       EQUIPMENT           TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $       -       $       -         $       -
Business consolidation and restructuring expenses                          30.8            17.1              47.9
Cash expenditures                                                          (3.2)              -              (3.2)
Non-cash usage, including asset write-downs                                   -           (14.3)            (14.3)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $    27.6       $     2.8         $    30.4
Business consolidation and restructuring expenses
    Current period expenses                                                   -             1.2               1.2
    Change in estimated expenses                                           (1.8)            1.1              (0.7)
-----------------------------------------------------------------------------------------------------------------
  Net business consolidation and restructuring expenses                    (1.8)            2.3               0.5
Cash expenditures                                                         (18.9)           (2.1)            (21.0)
Non-cash usage, including asset write-downs                                   -            (0.5)             (0.5)
Currency translation adjustment                                             0.9               -               0.9
=================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                                       $     7.8       $     2.5         $    10.3
=================================================================================================================

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

     Business consolidation and restructuring activities for this program consisted of the following:

                                                                      EMPLOYEE        FACILITY &
(IN MILLIONS)                                                         SEVERANCE       EQUIPMENT           TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $       -       $       -         $       -
Business consolidation and restructuring expenses                           3.6             0.3               3.9
Cash expenditures                                                          (2.1)           (0.2)             (2.3)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $     1.5       $     0.1         $     1.6
Change in estimated expenses                                               (0.6)              -              (0.6)
Cash expenditures                                                          (0.9)           (0.1)             (1.0)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                       $       -       $       -         $       -
=================================================================================================================

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

     Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

                                                                       EMPLOYEE       FACILITY &
(IN MILLIONS)                                                          SEVERANCE      EQUIPMENT           TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000 (a)                                     $     3.5       $     0.6         $     4.1
Business consolidation expenses:
   Current period expenses                                                  3.7            10.6              14.3
   Reversal of 1999 business consolidation expenses                        (0.3)           (3.1)             (3.4)
-----------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                       3.4             7.5              10.9
Cash expenditures                                                          (3.9)           (7.9)            (11.8)
Non-cash items:
   Reversal of 1999 business consolidation expenses                           -             3.1               3.1
   Non-cash usage, including asset write-downs                             (0.6)           (3.0)             (3.6)
-----------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                     (0.6)            0.1              (0.5)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $     2.4       $     0.3         $     2.7
Business consolidation expenses                                             0.1             6.5               6.6
Cash expenditures                                                          (1.1)           (5.4)             (6.5)
Non-cash usage, including asset write-downs                                   -            (1.4)             (1.4)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $     1.4       $       -         $     1.4
Business consolidation expenses
    Current period expenses                                                   -             1.6               1.6
    Reversal of 1999 business consolidation expenses                          -            (0.5)             (0.5)
    Change in estimated expenses                                           (0.5)              -              (0.5)
-----------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                      (0.5)            1.1               0.6
Cash expenditures                                                          (0.7)           (1.6)             (2.3)
Non-cash reversal of 1999 business consolidation expenses                     -             0.5               0.5
=================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                                       $     0.2       $       -         $     0.2
=================================================================================================================

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

NOTE 5 - INVENTORIES

                                                               DECEMBER 31,
(IN MILLIONS)                                             2002              2001
--------------------------------------------------------------------------------
Raw materials                                      $      40.7       $      59.1
Work in progress                                          37.6              35.2
Finished goods                                            35.3              37.4
--------------------------------------------------------------------------------
Inventories                                        $     113.6       $     131.7
================================================================================

NOTE 6 - NET PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
(IN MILLIONS)                                             2002             2001
-------------------------------------------------------------------------------
Land                                               $      21.1       $     23.5
Buildings                                                140.2            132.7
Equipment                                                470.7            443.8
Construction in Progress                                  10.8             17.0
-------------------------------------------------------------------------------
Property, plant and equipment                            642.8            617.0
Less accumulated depreciation                           (333.4)          (287.8)
-------------------------------------------------------------------------------
Net property, plant and equipment                  $     309.4       $    329.2
===============================================================================

NOTE 7 - INVESTMENTS IN AFFILIATED COMPANIES

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

     The Company also has equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan - a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company ("CS Tech-Fab"), headquartered in the United States. Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. CS Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

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

     Summarized condensed combined financial information for these joint ventures as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 is as follows:

(IN MILLIONS)                                                                                 DECEMBER 31,
SUMMARIZED CONDENSED COMBINED BALANCE SHEETS                                               2002            2001
------------------------------------------------------------------------------------------------------------------
Current assets                                                                         $     106.0      $    132.0
Noncurrent assets                                                                            209.7           213.3
------------------------------------------------------------------------------------------------------------------
  Total assets                                                                         $     315.7      $    345.3

Current liabilities                                                                    $      66.8      $     52.0
Noncurrent liabilities                                                                        99.2            87.0
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                          166.0           139.0

Minority Interest                                                                             20.3            21.3

Partners' equity                                                                             129.4           185.0
------------------------------------------------------------------------------------------------------------------
  Total liabilities and partners' equity                                               $     315.7      $    345.3
==================================================================================================================

                                                                                For the Year Ended December 31,
SUMMARIZED CONDENSED COMBINED STATEMENTS OF OPERATIONS                           2002          2001           2000
------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $   232.7      $  276.5      $   337.3
Cost of sales                                                                   207.5         204.5          250.2
------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                 25.2          72.0           87.1
Other costs and expenses                                                         78.6          76.0           79.8
------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                         $   (53.4)     $   (4.0)     $     7.3
==================================================================================================================

NOTE 8 - NOTES PAYABLE

                                                                                               DECEMBER 31,
(IN MILLIONS)                                                                              2002            2001
------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                                 $     179.7      $    233.9
European credit and overdraft facilities                                                       0.2             3.5
Senior subordinated notes, due 2009 (net of unamortized discount
 of $1.2 and $1.4 as of December 31, 2002 and 2001)                                          338.8           338.6
Convertible subordinated notes, due 2003                                                      46.9            46.9
Convertible subordinated debentures, due 2011                                                 22.7            24.5
Various notes payable                                                                            -             0.1
------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                          588.3           647.5
Capital lease obligations                                                                     33.4            38.4
------------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                                      $     621.7      $    685.9
==================================================================================================================

Notes payable and current maturities of capital lease obligations                      $     621.7      $     17.4
Long-term notes payable and capital lease obligations, less current maturities                   -           668.5
------------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                                      $     621.7      $    685.9
==================================================================================================================

SENIOR CREDIT FACILITY

     Hexcel had a global credit facility (the "Senior Credit Facility") with a syndicate of banks to provide for ongoing working capital and other financing requirements. The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations. These commitments consisted of funded term loans of $106.8 million, revolving credit and overdraft facilities of $160.8 million, and letter of credit facilities of $30.0 million. As of December 31, 2002, drawings under the revolving credit facility were $72.9 million, leaving undrawn commitments under the facilities of $87.9 million. As of December 31, 2002, letters of credit issued under the facility approximated $24.2 million, of which $11.1 million supports a loan to the Company's BHA Aero joint venture. The Company was subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends. The Senior Credit Facility was scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005. The Senior Credit Facility was paid in full on March 19, 2003 (see Note 2).

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

     The Senior Credit Facility had been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company's operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company's European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt. In connection with the 2002 and previous amendments, included in interest expense in 2002 and 2001 are fees and expenses incurred of approximately $1.8 million and $1.0 million, respectively.

     The January 25, 2002 amendment relaxed the 2002 quarterly financial covenants to accommodate the impact of the downturn in the commercial aerospace and electronics markets. Under the terms of the amendment, the financial covenants effective beginning with the quarter ending March 31, 2003 were to be those that applied before the amendment. As these market conditions experienced in 2002 are expected to continue during 2003, the Company needed to obtain a further amendment of the facility before the end of the first quarter of 2003 to accommodate its projected financial performance for that quarter and to be in compliance with the financial covenants as provided in the Senior Credit Facility agreement, or refinance the facility. The Company executed a refinancing of the facility on March 19, 2003 (see Note 2).

     The weighted average interest rate on the Senior Credit Facility was 7.71%, 8.50% and 11.55% for the years ended December 31, 2002, 2001 and 2000, respectively. During the three years ended December 31, 2002, interest rates have been in the following ranges:

                                                                                 IN EXCESS OF THE BASE RATE OF
                                          IN EXCESS OF THE APPLICABLE            THE ADMINISTRATIVE AGENT FOR
                                             LONDON INTERBANK RATE                        THE LENDERS
                                          ---------------------------            -----------------------------
January 2002 to December 2002                    2.00% - 4.25%                           1.25% - 3.25%
May 2001 to January 2002                         1.00% - 3.25%                           0.25% - 2.25%
March 2000 to May 2001                           0.75% - 3.00%                           0.00% - 2.00%
Prior to March 2000                              0.75% - 2.50%                           0.00% - 1.50%
--------------------------------------------------------------------------------------------------------------

     The Senior Credit Facility was subject to a commitment fee varying from approximately 0.20% to 0.50% per annum of the total facility.

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

CONVERTIBLE SUBORDINATED NOTES, DUE 2003

     The convertible subordinated notes carry an annual interest rate of 7.00% and are convertible into Hexcel common stock at any time on or before August 1, 2003, unless previously redeemed, at a conversion price of $15.81 per share, subject to adjustment under certain conditions. The convertible subordinated notes are redeemable, in whole or in part, at the Company's option at any time, at various redemption prices set forth in the convertible notes indenture, plus accrued interest. On June 29, 2001, $67.5 million aggregate principal amount of the convertible subordinated notes was redeemed.

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

AGGREGATE MATURITIES OF NOTES PAYABLE

     The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations (see Note 9):

Payable during the years ending December 31:                  (IN MILLIONS)
---------------------------------------------------------------------------
2003                                                           $     55.7
2004                                                                117.1
2005                                                                 57.6
2006                                                                  1.8
2007                                                                  1.8
Thereafter                                                          355.5
---------------------------------------------------------------------------
Total notes payable                                            $    589.5
===========================================================================

     The aggregate maturities of notes payable in 2003 include European credit and overdraft facilities of $0.2 million, which are repayable on demand. At December 31, 2002, the unamortized discount on the additional $100.0 million senior subordinated notes, due 2009, issued on June 29, 2001, was $1.2 million.

DEBT CLASSIFICATION AS OF DECEMBER 31, 2002

     As described in Note 2, as the anticipated refinancing of the capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt had been classified as current at December 31, 2002.

ESTIMATED FAIR VALUES OF NOTES PAYABLE

     The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2002 and 2001 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The approximate, aggregate fair values of the Company's other notes payable as of December 31, 2002 and 2001 were as follows:

(IN MILLIONS)                                                           2002              2001
------------------------------------------------------------------------------------------------
Senior subordinated notes, due 2009                               $    295.8         $   190.4
Convertible subordinated notes, due 2003                                46.2              27.0
Convertible subordinated debentures, due 2011                           13.6              15.5
================================================================================================

     The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

NOTE 9 - LEASING ARRANGEMENTS

     Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2002 and 2001, were:

(IN MILLIONS)                                                   2002              2001
--------------------------------------------------------------------------------------
Property, plant and equipment                         $        55.3       $       61.1
Less accumulated depreciation                                 (31.4)             (26.3)
--------------------------------------------------------------------------------------
Net property, plant and equipment                     $        23.9       $       34.8
======================================================================================

Capital lease obligations                             $        33.4       $       38.4
Less current maturities                                        (6.2)              (5.6)
--------------------------------------------------------------------------------------
Long-term capital lease obligations, net              $        27.2       $       32.8
======================================================================================

     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $3.8 million in 2002, $5.4 million in 2001, and $7.0 million in 2000.

     Scheduled future minimum lease payments as of December 31, 2002 were:

                                                                           TYPE OF LEASE
(IN MILLIONS)                                                       ------------------------------
  Payable during years ending December 31:                           CAPITAL          OPERATING
--------------------------------------------------------------------------------------------------
 2003                                                               $      8.7        $      2.9
 2004                                                                      8.7               2.5
 2005                                                                      8.5               2.6
 2006                                                                     11.4               1.7
 2007                                                                      0.5               0.7
 Thereafter                                                                3.4               2.0
--------------------------------------------------------------------------------------------------
 Total minimum lease payments                                       $     41.2        $     12.4
==================================================================================================

 Less amounts representing interest                                        7.8
--------------------------------------------------------------------------------
 Present value of future minimum capital lease payments                   33.4
 Less current obligations under capital leases                             6.2
--------------------------------------------------------------------------------
 Long-term obligations under capital lease                          $     27.2
================================================================================

CLASSIFICATION AS OF DECEMBER 31, 2002

     As described in Note 2, the anticipated refinancing of the capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants; therefore, all capital lease obligations have been classified as current at December 31, 2002.

NOTE 10 - RELATED PARTIES

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

     The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2002, was:

(IN MILLIONS)                                                                        2002          2001       2000
--------------------------------------------------------------------------------------------------------------------
Defined benefit retirement plans                                                 $    6.8      $    4.1  $    (1.2)
Union sponsored multi-employer pension plan                                           0.2           0.3        0.3
Retirement savings plans-matching contributions                                       4.5           5.0        2.9
Retirement savings plans-profit sharing and incentive contributions                   6.5           7.0        5.0
--------------------------------------------------------------------------------------------------------------------
Net periodic expense                                                             $   18.0    $     16.4  $     7.0
--------------------------------------------------------------------------------------------------------------------

     The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2002, were:

(IN MILLIONS)                                            U.S. PLANS                          EUROPEAN PLANS
DEFINED BENEFIT RETIREMENT PLANS               2002         2001          2000         2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------
Service cost                               $    0.7     $    0.6      $    3.0     $    4.3     $    2.4     $    2.4
Interest cost                                   1.6          1.8           1.8          3.0          2.9          2.5
Expected return on plan assets                 (1.4)        (1.4)         (1.3)        (4.1)        (4.1)        (4.5)
Net amortization and deferral                   0.5          0.5           0.4          1.7            -         (0.2)
-----------------------------------------------------------------------------------------------------------------------
Sub-total                                       1.4          1.5           3.9          4.9          1.2          0.2
Curtailment and settlement (gain) loss          0.5          1.0          (5.3)           -          0.4            -
-----------------------------------------------------------------------------------------------------------------------
Net periodic pension cost (benefit)        $    1.9     $    2.5      $   (1.4)    $    4.9     $    1.6     $    0.2
=======================================================================================================================

POSTRETIREMENT PLANS - U.S. PLANS              2002         2001          2000
--------------------------------------------------------------------------------
Service cost                               $    0.1     $    0.2      $    0.2
Interest cost                                   0.8          1.0           1.0
Net amortization and deferral                  (0.5)        (0.4)         (0.4)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost   $    0.4     $    0.8      $    0.8
================================================================================

     The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2002 and 2001, were:

                                                        DEFINED BENEFIT RETIREMENT PLANS
                                                ----------------------------------------------
                                                        U.S. PLANS              EUROPEAN PLANS        POSTRETIREMENT PLANS
(IN MILLIONS)                                        2002         2001         2002         2001         2002         2001
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation - beginning of year        $    27.7   $     24.1   $     56.3   $     49.8   $     14.2   $     14.2
  Service cost                                        0.7          0.6          4.3          2.4          0.1          0.2
  Interest cost                                       1.6          1.8          3.0          2.9          0.8          1.0
  Plan participants' contributions                      -            -          0.5          0.7          0.4          0.1
  Amendments                                          0.6          1.8            -            -         (1.7)           -
  Actuarial loss (gain)                               1.0          3.6         (3.1)         2.4          0.7          0.2
  Benefits paid                                      (4.7)        (1.9)        (1.0)        (0.8)        (1.5)        (1.0)
  Curtailment and settlement (gain) loss             (1.0)        (2.3)           -          0.4            -         (0.5)
  Foreign exchange translation                          -            -          6.5         (1.5)           -            -
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation - end of year                $    25.9   $     27.7   $     66.5   $     56.3   $     13.0   $     14.2
----------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets - beginning of
    year                                        $    14.5   $     14.7   $     51.9   $     60.4   $        -   $        -
  Actual return on plan assets                       (0.9)        (0.5)       (10.3)        (8.3)           -            -
  Employer contributions                              4.4          2.2          1.4          1.2          1.1          0.9
  Plan participants' contributions                      -            -          0.5          0.7          0.4          0.1
  Benefits paid                                      (4.7)        (1.9)        (1.0)        (0.8)        (1.5)        (1.0)
  Currency translation adjustments                      -            -          5.0         (1.7)           -            -
  Settlements                                        (1.5)           -            -          0.4            -            -
----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets - end of year         $    11.8   $     14.5   $     47.5   $     51.9   $        -   $        -
----------------------------------------------------------------------------------------------------------------------------

RECONCILIATION OF FUNDED STATUS TO NET
  AMOUNT RECOGNIZED:
  Unfunded status                               $   (14.1)  $    (13.2)  $    (19.0)  $     (4.4)  $    (13.0)  $    (14.2)
  Unrecognized actuarial loss (gain)                  8.9          6.1         25.9         13.0         (2.9)         0.9
  Unrecognized prior service cost                     2.3          1.9            -            -         (1.9)        (5.2)
----------------------------------------------------------------------------------------------------------------------------
Net amount recognized                           $    (2.9)  $     (5.2)  $      6.9   $      8.6   $    (17.8)  $    (18.5)
----------------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
  SHEETS:
  Prepaid benefit costs                         $       -   $        -   $      6.9   $      8.6   $        -   $        -
  Intangible asset                                    1.7          1.5            -            -            -            -
  Accrued benefit liability                         (13.6)       (13.4)       (11.3)           -        (17.8)       (18.5)
  Accumulated other comprehensive income
    (before tax for European Plans)                   9.0          6.7         11.3            -            -            -
----------------------------------------------------------------------------------------------------------------------------
Net amount recognized                           $    (2.9)  $     (5.2)  $      6.9   $      8.6   $    (17.8)  $    (18.5)
============================================================================================================================

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

     Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002, 2001, and 2000 were as follows:

(IN MILLIONS)                                                              2002             2001              2000
--------------------------------------------------------------------------------------------------------------------
U.S. defined benefit retirement plans:
  Discount rates                                                            6.8%             7.3%              7.5%
  Rate of increase in compensation                                          4.5%             4.5%              4.5%
  Expected long-term rate of return on plan assets                          9.0%             9.0%              9.0%

European defined benefit retirement plans:
  Discount rates                                                     5.3% - 6.0%      5.8% - 6.0%       5.8% - 6.0%
  Rates of increase in compensation                                  2.5% - 3.8%      2.5% - 4.0%       2.5% - 4.0%
  Expected long-term rates of return on plan assets                  5.0% - 7.8%      5.8% - 7.0%       6.5% - 7.0%

Postretirement benefit plans:
  Discount rates                                                            6.8%      7.0% - 7.3%       7.0% - 7.5%
====================================================================================================================

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

(IN MILLIONS)                                                           2002         2001
-------------------------------------------------------------------------------------------
One-percentage-point increase:
  Effect on total service and interest cost components             $     0.1    $     0.1
  Effect on postretirement benefit obligation                      $     0.8    $     1.1

One-percentage-point decrease:
  Effect on total service and interest cost components             $    (0.1)   $    (0.1)
  Effect on postretirement benefit obligation                      $    (0.7)   $    (0.9)
===========================================================================================

NOTE 12 - INCOME TAXES

     Income (loss) before income taxes and the provision for income taxes, for the three years ended December 31, 2002, were as follows:

(IN MILLIONS)                                                             2002             2001               2000
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
   U.S.                                                           $      (22.5)      $   (411.9)     $        22.4
   International                                                          30.2             28.2               52.6
--------------------------------------------------------------------------------------------------------------------
Total income (loss) before income taxes                           $        7.7       $   (383.7)     $        75.0
====================================================================================================================

Provision for income taxes:
Current:
   U.S.                                                           $          -       $        -      $           -
   International                                                           9.6             12.9               17.7
--------------------------------------------------------------------------------------------------------------------
Current provision for income taxes                                         9.6             12.9               17.7
--------------------------------------------------------------------------------------------------------------------
Deferred:
   U.S.                                                                    0.5             30.7                9.0
   International                                                           1.2             (3.1)              (0.4)
--------------------------------------------------------------------------------------------------------------------
Deferred provision for income taxes                                        1.7             27.6                8.6
--------------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                  $       11.3       $     40.5      $        26.3
====================================================================================================================

     A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2002, is as follows:

(IN MILLIONS)                                                              2002            2001              2000
--------------------------------------------------------------------------------------------------------------------
Provision for taxes at U.S. federal statutory rate                 $        2.7      $   (134.3)     $       26.3
U.S. state taxes, less federal tax benefit                                    -               -               0.3
Impact of different international tax rates, permanent
  differences and other                                                     0.1            (3.1)             (0.2)
Valuation allowance                                                         8.5           177.9              (0.1)
--------------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                   $       11.3      $     40.5      $       26.3
====================================================================================================================

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

DEFERRED INCOME TAXES

     Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2002 and 2001, were:

(IN MILLIONS)                                                 2002             2001
-------------------------------------------------------------------------------------
Net operating loss carryforwards                      $       55.4      $      70.0
Reserves and other, net                                       43.6             48.3
Accelerated depreciation                                     (27.0)           (23.5)
Accelerated amortization                                      94.9             92.3
Unfunded pension liability                                     6.7              2.4
Valuation allowance                                         (167.4)          (185.0)
-------------------------------------------------------------------------------------
  Net deferred tax asset                              $        6.2      $       4.5
=====================================================================================

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

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK OUTSTANDING

(NUMBER OF SHARES IN MILLIONS)                                               2002           2001             2000
--------------------------------------------------------------------------------------------------------------------
Common stock:
  Balance, beginning of year                                                 39.4           38.0             37.4
  Activity under stock plans                                                  0.4            1.4              0.6
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         39.8           39.4             38.0
--------------------------------------------------------------------------------------------------------------------

Treasury stock:
  Balance, beginning of year                                                  1.2            0.9              0.8
  Repurchased                                                                 0.1            0.3              0.1
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                          1.3            1.2              0.9
--------------------------------------------------------------------------------------------------------------------
Common stock outstanding                                                     38.5           38.2             37.1
====================================================================================================================

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

     Stock option data for the years ended December 31, 2002, 2001 and 2000, was:

                                                                 NUMBER OF      WEIGHTED AVERAGE
(IN MILLIONS, EXCEPT PER SHARE DATA)                              OPTIONS        EXERCISE PRICE
--------------------------------------------------------------------------------------------------
Options outstanding as of January 1, 2000                            5.9          $      11.18
Options granted                                                      1.6          $       9.23
Options exercised                                                   (0.3)         $       6.52
Options expired or canceled                                         (0.5)         $      11.85
--------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2000                          6.7          $      10.56
Options granted                                                      1.3          $      10.17
Options exercised                                                   (0.2)         $       6.02
Options expired or canceled                                         (0.4)         $      10.72
--------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2001                          7.4          $      10.62
Options granted                                                      1.3          $       2.66
Options exercised                                                     -           $          -
Options expired or canceled                                         (0.8)         $      10.61
--------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2002                          7.9          $       8.81
==================================================================================================

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

     The following table summarizes information about stock options outstanding as of December 31, 2002 (in millions, except per share data):

                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                                                WEIGHTED           WEIGHTED                            WEIGHTED
                              NUMBER OF         AVERAGE            AVERAGE           NUMBER OF         AVERAGE
    RANGE OF                   OPTIONS          REMAINING          EXERCISE           OPTIONS          EXERCISE
EXERCISE PRICES              OUTSTANDING     LIFE (IN YEARS)         PRICE          EXERCISABLE         PRICE
------------------------------------------------------------------------------------------------------------------
$   1.37  -  2.74                1.2              9.02             $    2.62             0.1          $    1.41
$   2.87  -  6.36                1.2              4.37             $    5.55             1.1          $    5.56
$   6.37  -  9.94                1.1              4.38             $    9.19             1.0          $    9.14
$    9.95 - 10.50                1.1              8.53             $   10.45             0.3          $   10.43
$   10.51 - 11.88                0.8              4.51             $   11.14             0.7          $   11.17
$   11.89 - 12.11                1.5              3.98             $   12.00             1.5          $   12.00
$   12.12 - 29.63                1.0              3.34             $   15.35             1.0          $   15.36
------------------------------------------------------------------------------------------------------------------
$    1.37 - 29.63                7.9              5.70             $    8.81             5.7          $   10.45
==================================================================================================================

     The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.96, $4.87 and $4.48, respectively, and estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                  2002            2001            2000
----------------------------------------------------------------------------------------
Expected life (in years)                             5               4               4
Interest rate                                     2.78%           4.35%           6.50%
Volatility                                        88.6%           68.9%           40.1%
Dividend yield                                       -              -                -
========================================================================================

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

NOTE 14 - NET INCOME (LOSS) PER SHARE

      Computations of basic and diluted net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, are as follows:

(IN MILLIONS, EXCEPT PER SHARE DATA)                                       2002             2001              2000
--------------------------------------------------------------------------------------------------------------------
NET INCOME (loss):
   Net income (loss)                                                 $    (13.6)     $    (433.7)       $     54.2

Effect of dilutive securities:
Convertible subordinated notes, due 2003                                      -                -               5.1
Convertible subordinated debentures, due 2011                                 -                -               1.1
--------------------------------------------------------------------------------------------------------------------
  Adjusted net income (loss) for diluted purposes                    $    (13.6)     $    (433.7)       $     60.4
====================================================================================================================

BASIC NET INCOME (loss) PER SHARE:
Weighted average common shares outstanding                                 38.4             37.6              36.8

Basic net income (loss) per share                                    $    (0.35)     $    (11.54)       $     1.47
====================================================================================================================

DILUTED NET INCOME (loss) PER SHARE:
Weighted average common shares outstanding                                 38.4             37.6              36.8
Effect of dilutive securities:
   Stock options                                                              -                -               0.8
   Convertible subordinated notes, due 2003                                   -                -               7.2
   Convertible subordinated debentures, due 2011                              -                -               0.9
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding                         38.4             37.6              45.7

Diluted net income (loss) per share                                  $    (0.35)     $    (11.54)       $     1.32
====================================================================================================================

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

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

                                                                    PRODUCT
(IN MILLIONS)                                                      WARRANTIES
-------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                                      $      6.6
Warranty expense                                                          3.2
Deductions and other                                                     (4.5)
-------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                    $      5.3
Warranty expense                                                          6.0
Deductions and other                                                     (6.3)
-------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                    $      5.0
Warranty expense                                                          2.9
Deductions and other                                                     (3.9)
-------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                    $      4.0
===============================================================================

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002, 2001 and 2000, consist of the following:

(IN MILLIONS)                                                 2002             2001              2000
-------------------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                             $     59.3       $     62.0        $     63.3
   Taxes                                                $      8.4       $     20.4        $     11.5
-------------------------------------------------------------------------------------------------------
Non-cash items:
   Common stock issued under incentive plans            $      2.0       $      6.6        $      4.2
-------------------------------------------------------------------------------------------------------

NOTE 18 - COMPREHENSIVE INCOME (Loss)

     Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity (deficit) that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2002 and 2001 were as follows:

(IN MILLIONS)                                                             2002              2001
-----------------------------------------------------------------------------------------------------
Currency translation adjustments                                    $         (7.5)    $       (27.1)
Minimum pension obligations                                                  (17.1)             (6.7)
Net unrealized gains (losses) on financial instruments                         3.4              (5.9)
-----------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                $        (21.2)    $       (39.7)
=====================================================================================================

NOTE 19 - SEGMENT INFORMATION

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

     The following table presents financial information on the Company's business segments as of December 31, 2002, 2001 and 2000, and for the years then ended:

                                                                                          CORPORATE/
  (IN MILLIONS)                       REINFORCEMENTS     COMPOSITES       STRUCTURES     ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
Third-Party Sales
     2002                              $    217.9         $      532.4    $      100.5    $        -      $      850.8
     2001                                   245.7                638.8           124.9             -           1,009.4
     2000                                   331.7                594.5           129.5             -           1,055.7
------------------------------------------------------------------------------------------------------------------------
Intersegment sales
     2002                              $     70.3         $       17.2    $          -    $    (87.5)     $          -
     2001                                    90.2                 22.7               -        (112.9)                -
     2000                                    84.1                 21.3               -        (105.4)                -
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
     2002                              $     19.6         $       65.8    $        0.4    $    (25.6)     $       60.2
     2001                                  (304.6)                37.0            (4.5)        (44.1)           (316.2)
     2000                                    42.7                 62.2             4.1         (33.6)             75.4
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization
     2002                              $     15.4         $       29.3    $        2.4    $      0.1      $       47.2
     2001                                    26.1                 32.1             4.1           0.9              63.2
     2000                                    23.9                 28.7             4.7           1.4              58.7
------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of and
  write-down of an investment in
  affiliated companies
     2002                              $     (5.2)        $          -    $       (4.8)   $        -      $      (10.0)
     2001                                    (6.5)                   -            (3.0)            -              (9.5)
     2000                                     5.9                    -            (0.4)            -               5.5
------------------------------------------------------------------------------------------------------------------------
Business consolidation and
  restructuring expenses (net
  credits)
     2002                              $     (0.5)        $        1.9    $        0.2    $     (1.1)     $        0.5
     2001                                    18.8                 24.5             5.7           9.4              58.4
     2000                                    (1.4)                11.1             1.3          (0.1)             10.9
------------------------------------------------------------------------------------------------------------------------
Business consolidation and
  restructuring payments
     2002                              $      7.9         $       11.2    $        1.6    $      3.6      $       24.3
     2001                                     2.7                  7.6             0.1           1.6              12.0
     2000                                     2.2                  7.1             1.9           0.6              11.8
------------------------------------------------------------------------------------------------------------------------
Segment assets
     2002                              $    245.4         $      435.5    $       80.8    $    (53.6)     $      708.1
     2001                                   272.3                433.4           101.6         (17.9)            789.4
     2000                                   605.7                482.4           102.0          21.3           1,211.4
------------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies
     2002                              $     29.2        $           -    $        4.8    $        -      $       34.0
     2001                                    47.3                    -             9.6             -              56.9
     2000                                    59.6                    -            12.5             -              72.1
------------------------------------------------------------------------------------------------------------------------
Capital expenditures
     2002                              $      4.0        $        10.4    $        0.4    $      0.1      $       14.9
     2001                                    18.0                 19.3             0.6           0.9              38.8
     2000                                    13.5                 23.3             1.1           1.7              39.6
========================================================================================================================

GEOGRAPHIC DATA

     Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2002, 2001 and 2000:

(IN MILLIONS)                                                 2002              2001              2000
--------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS:
United States                                         $      479.5      $      595.1       $     650.7
                                                      --------------------------------------------------
International
  France                                                     160.6             166.8             164.6
  United Kingdom                                              60.5              71.5              75.0
  Other                                                      150.2             176.0             165.4
--------------------------------------------------------------------------------------------------------
Total international                                          371.3             414.3             405.0
--------------------------------------------------------------------------------------------------------
Total consolidated net sales                          $      850.8      $    1,009.4       $   1,055.7
--------------------------------------------------------------------------------------------------------

LONG-LIVED ASSETS:
United States                                         $      225.3      $      254.2       $     281.4
                                                      --------------------------------------------------
International
  France                                                      34.3              30.4              33.4
  United Kingdom                                              35.3              30.7              33.6
  Other                                                       31.7              29.2              26.7
--------------------------------------------------------------------------------------------------------
Total international                                          101.3              90.3              93.7
--------------------------------------------------------------------------------------------------------
Total consolidated long-lived assets                  $      326.6      $      344.5       $     375.1
========================================================================================================

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

NOTE 20 - LITIGATION GAIN

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

NOTE 21 - NON-RECURRING EXPENSES

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

NOTE 22 - GAIN ON SALE OF BELLINGHAM AIRCRAFT INTERIORS BUSINESS

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

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2002 and 2001, were:

                                                             FIRST          SECOND           THIRD         FOURTH
(IN MILLIONS)                                               QUARTER         QUARTER         QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $    222.1     $     221.2     $    201.0     $    206.5
Gross margin                                                     39.6            44.8           37.3           39.6
Business consolidation and restructuring
  expenses (net credits)                                          0.7             0.1           (0.1)          (0.2)
Operating income                                                 13.3            19.5           15.1           12.3
Litigation gain                                                     -             9.8              -              -
Loss (gain) on early retirement of debt                             -               -           (0.5)             -
Net income (loss)                                                (9.2)            5.3           (3.6)          (6.1)
---------------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
  Basic                                                    $    (0.24)    $      0.14     $    (0.09)    $    (0.16)
  Diluted                                                  $    (0.24)    $      0.14     $    (0.09)    $    (0.16)
---------------------------------------------------------------------------------------------------------------------
Market price:
  High                                                     $     4.99     $      5.40     $     4.35     $     3.15
  Low                                                      $     2.14     $      3.50     $     2.36     $     1.25
---------------------------------------------------------------------------------------------------------------------

2001
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $    276.2     $     253.5     $    240.6     $    239.1
Gross margin                                                     60.1            51.7           43.8           35.2
Business consolidation and restructuring expenses                 1.1             1.8            4.4           51.1
Impairment of goodwill and other purchased
  intangibles                                                       -               -              -          309.1
Operating income (loss) (a)                                      22.6            11.4            7.2         (357.4)
Loss (gain) on early retirement of debt                             -             3.1              -           (0.4)
Net income (loss) (a)                                             5.5           (12.6)         (12.8)        (413.8)
---------------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
  Basic                                                    $     0.15     $     (0.34)    $    (0.34)    $   (10.88)
  Diluted                                                  $     0.15     $     (0.34)    $    (0.34)    $   (10.88)
---------------------------------------------------------------------------------------------------------------------
Market price:
  High                                                     $    12.40     $     12.99     $    12.69     $     4.06
  Low                                                      $     8.76     $      8.90     $     3.96     $     1.98
=====================================================================================================================

     (a) Operating and net loss for the second quarter of 2001 include compensation expenses of $4.7 million in connection with the retirement of the former Chief Executive Officer (see Note 21).

     Hexcel has not declared or paid cash dividends per common stock during the periods presented.

NOTE 24 - SUBSEQUENT EVENT - PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)

     The unaudited pro forma consolidated balance sheet as of December 31, 2002 has been prepared to illustrate the effect of (i) the issuance of $125.0 million mandatorily redeemable convertible preferred stock, (ii) the private placement under Rule 144A of $125.0 million 9-7/8% senior secured notes, due 2008, and
(iii) the establishment of a new $115.0 million senior secured credit facility, as if the transactions had occurred as of December 31, 2002. The proceeds from the sale of mandatorily redeemable convertible preferred stock have been used to provide for the redemption of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility. The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company's new 9-7/8% senior secured notes and a new senior credit facility. The transactions closed on March 19, 2003 (see Note 2).

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002

(IN MILLIONS, EXCEPT PER SHARE DATA)                                 HISTORICAL    ADJUSTMENTS      PRO FORMA
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $      8.2    $      4.4  (a)  $     12.6
  Accounts receivable, net                                                117.3             -            117.3
  Inventories, net                                                        113.6             -            113.6
  Prepaid expenses and other assets                                         9.2             -              9.2
----------------------------------------------------------------------------------------------------------------
  Total current assets                                                    248.3           4.4            252.7

Net property, plant and equipment                                         309.4             -            309.4
Goodwill, net                                                              74.4             -             74.4
Investments in affiliated companies                                        34.0             -             34.0
Other assets                                                               42.0           4.9             46.9
----------------------------------------------------------------------------------------------------------------

Total assets                                                         $    708.1    $      9.3       $    717.4
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities of capital lease              $    621.7    $   (615.5) (a)  $      6.2
  obligations
  Accounts payable                                                         54.9             -             54.9
  Accrued compensation and benefits                                        37.6             -             37.6
  Accrued interest                                                         19.1          (3.2) (a)        15.9
  Business consolidation and restructuring liabilities                     10.5             -             10.5
  Other accrued liabilities                                                35.3             -             35.3
----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                               779.1        (618.7)           160.4

Long-term notes payable and capital lease obligations                         -         512.4  (a)       512.4
Long-term retirement obligations                                           48.1             -             48.1
Other non-current liabilities                                               8.3             -              8.3
----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                       835.5        (106.3)           729.2
----------------------------------------------------------------------------------------------------------------

Mandatorily redeemable convertible preferred stock,
  125,000 series A shares and 125,000 series B shares
  authorized, issued and outstanding                                          -          96.4  (b)        96.4

Stockholders' equity (deficit):
  Preferred stock, no par value, 20.0 shares of stock
    authorized, no shares issued or outstanding                               -             -                -
  Common stock, $0.01 par value, 100.0 shares of stock
    authorized, shares issued of 39.8 at December 31, 2002                  0.4             -              0.4
  Additional paid-in capital                                              288.2          23.4  (b)       311.6
  Accumulated deficit                                                    (381.5)         (4.2) (c)      (385.7)
  Accumulated other comprehensive loss                                    (21.2)            -            (21.2)
----------------------------------------------------------------------------------------------------------------
                                                                         (114.1)         19.2            (94.9)
  Less- Treasury stock, at cost, 1.3 shares at December 31, 2002          (13.3)            -            (13.3)
----------------------------------------------------------------------------------------------------------------
 Total stockholders' equity (deficit)                                    (127.4)         19.2           (108.2)
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                 $     708.1   $      9.3       $    717.4
================================================================================================================

(a) The Company received gross proceeds of $123.7 million from the issuance of 9-7/8% senior secured notes, due 2008, after discount of $1.3 million, along with $125.0 million of gross proceeds from the issuance of mandatorily redeemable convertible preferred stock. The proceeds from the issuance of the senior secured notes, together with a portion of the proceeds from the issuance of mandatorily redeemable convertible preferred stock, were used to repay

     $179.9 million of the Company's existing Senior Credit Facility, accrued interest of $1.8 million on the existing Senior Credit Facility as of December 31, 2002 and a portion of total estimated transaction fees and expenses of $14.3 million (which includes the preferred stock issuance expenses of $5.2 million). The remaining portion of the proceeds from the issuance of the mandatorily redeemable convertible preferred stock was remitted to US Bank Trust, trustee for the Company's 7% Convertible Subordinated Notes due August 1, 2003, for the express purpose of retiring the remaining $46.9 million of such notes and paying the accrued interest thereon of $1.4 million as of December 31, 2002. Estimated excess cash proceeds of approximately $4.4 million will be used for general corporate purposes. A substantial portion of the Company's indebtedness has been reclassified as long-term to reflect scheduled debt payments after the refinancing transactions.

(b) The Company received net proceeds of $119.8 million, after issuance expenses of $5.2 million, from the issuance of 125,000 shares of series A preferred stock and 125,000 shares of series B preferred stock. In addition, a beneficial conversion feature of $23.4 million was recognized. The beneficial conversion feature is the implicit discount on the preferred stock computed based upon the conversion to the underlying common stock at the conversion price of $3.00 per share and the average market price of Hexcel common stock on March 19, 2003 of $2.93 per share.

(c) As the result of the repayment of the existing Senior Credit Facility and the 7% convertible subordinated notes, due 2003, the Company wrote-off $4.2 million unamortized discount and capitalized debt issuance costs.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF BHA AERO COMPOSITE PARTS CO., LTD.
(A Sino-foreign equity joint venture established in the People's Republic of China)

We have audited the accompanying balance sheets of BHA Aero Composite Parts Co., Ltd. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, owners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the BHA Aero Composite Parts Co., Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying statements of operations, owners' equity and cash flows for the year ended 2000 have been complied by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed such financial statements and, accordingly do not express an opinion or any other form of assurance on them.


/s/ Deloitte Touche Tomatsu
---------------------------

Deloitte Touche Tohmatsu
Certified Public Accountants Ltd.
Beijing, China
March 2, 2003

BHA AERO COMPOSITE PARTS CO., LTD.
BALANCE SHEETS

                                                                 December 31,          December 31,
                                                                     2001           2002          2002
                                                                 ------------    -----------   -----------
                                                                     RMB             RMB           US$
ASSETS

Current assets:
  Cash                                                            104,374,290      3,516,469       424,833
  Account receivable - related party                                        -      5,423,054       655,172
  Other receivables - others                                        3,150,437      1,154,352       139,460
                    - related party                                         -        364,013        43,977
  Value-added tax receivable                                          696,125      3,512,760       424,385
  Prepaid expenses                                                     59,087        139,595        16,865
  Advance to suppliers                                                 34,196      2,271,093       274,376
  Inventories                                                      12,291,162     18,354,749     2,217,480
                                                                  -----------   ------------   -----------
     Total current assets                                         120,605,297     34,736,085     4,196,548
                                                                  -----------   ------------   -----------

Property, plant and equipment, net                                260,526,689    250,780,914    30,297,430
                                                                  -----------   ------------   -----------

TOTAL ASSETS                                                      381,131,986    285,516,999    34,493,978
                                                                  ===========   ============   ===========

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
  Accounts payable - trade                                            625,138      4,002,034       483,495
                   - related party                                          -         41,221         4,980
  Other payables - others                                          32,071,673      5,233,684       632,294
                 - related parties                                  1,494,514      9,646,676     1,165,438
  Accrued expenses                                                 16,745,053     11,105,218     1,341,647
                                                                  -----------   ------------   -----------
     Total current liabilities                                     50,936,378     30,028,833     3,627,854

Long-term Liabilities:
  Deferred tax liability                                              406,000        406,000        49,050
Long-term bank loans                                              216,022,240    233,416,680    28,199,616
                                                                  -----------   ------------   -----------
     Total long-term liabilities                                  216,428,240    233,822,680    28,248,666
                                                                  -----------   ------------   -----------

     Total liabilities                                            267,364,618    263,851,513    31,876,520
                                                                  -----------   ------------   -----------

Commitments (Note 12)

Owners' Equity:
  Paid in capital                                                 165,562,762    165,562,762    20,002,025
  Accumulated losses                                              (51,795,394)  (143,897,276)  (17,384,567)
                                                                  -----------   ------------   -----------
                                                                  113,767,368     21,665,486     2,617,458
                                                                  -----------   ------------   -----------

TOTAL LIABILITIES AND OWNERS' EQUITY                              381,131,986    285,516,999    34,493,978
                                                                  ===========    ===========   ===========

                 See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OPERATIONS

                                              Year ended      Year ended
                                             December 31,    December 31,        Year ended December 31,
                                                 2000            2001             2002            2002
                                             ------------    ------------      -----------     -----------
                                                  RMB            RMB               RMB             US$
                                              (unaudited)
Sales                                                    -              -       14,878,101       1,797,458
Cost of sales                                            -              -      (52,441,976)     (6,335,638)
                                                ----------    -----------      -----------     -----------
Gross loss                                               -              -      (37,563,875)     (4,538,180)

Operating expenses:
  Selling, general and administrative           (3,288,193)   (49,399,753)     (46,880,099)     (5,663,694)
                                                ----------    -----------      -----------     -----------

Loss from operations                            (3,288,193)   (49,399,753)     (84,443,974)    (10,201,874)
                                                ----------    -----------      -----------     -----------

Other income (expense):
  Interest income                                        -      2,405,474          669,453          80,878
  Interest expense                                       -       (541,730)      (7,640,625)       (923,082)
  Foreign exchange loss                                  -        (79,896)        (197,930)        (23,912)
  Other                                                  -       (485,296)        (488,806)        (59,054)
                                                ----------    -----------      -----------     -----------
                                                         -      1,298,552       (7,657,908)       (925,170)
                                                ----------    -----------      -----------     -----------

Net loss before income tax provision             3,288,193     48,101,201       92,101,882      11,127,044

Income tax provision - deferred                          -        406,000                -               -
                                                ----------    -----------      -----------     -----------

Net loss                                         3,288,193     48,507,201       92,101,882      11,127,044
                                                ==========    ===========      ===========     ===========

                 See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OWNERS' EQUITY

                                                                                Accumulated    Total owners'
                                                             Paid-in capital      losses          equity
                                                             ---------------   ------------    -------------
                                                                  RMB                RMB              RMB
Balance, January 1, 2000 (unaudited)                            66,516,090                -      66,516,090

Capital contribution (unaudited)                                99,046,672                -      99,046,672

Net loss (unaudited)                                                     -       (3,288,193)     (3,288,193)
                                                               -----------     ------------     -----------

Balance, January 1, 2001                                       165,562,762       (3,288,193)    162,274,569

Net loss                                                                 -      (48,507,201)    (48,507,201)
                                                               -----------     ------------     -----------

Balance, December 31, 2001                                     165,562,762      (51,795,394)    113,767,368

Net loss                                                                 -      (92,101,882)    (92,101,882)
                                                               -----------     ------------     -----------

Balance, December 31, 2002                                     165,562,762     (143,897,276)     21,665,486
                                                               ===========     ============     ===========

In US$                                                          20,002,025      (17,384,567)      2,617,458
                                                               ===========     ============     ===========

                 See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF CASH FLOWS

                                                    December 31,      December 31,               December 31,
                                                       2000               2001              2002              2002
                                                    ------------      ------------      ------------      ------------
                                                        RMB                RMB               RMB               US$
                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             (3,288,193)       (48,507,201)      (92,101,882)      (11,127,044)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                         265,193          2,416,887        18,641,555         2,252,130
  Gain on disposal of fixed assets                            -                  -           101,990            12,322

CHANGES IN OPERATING ASSETS AND LIABILITIES
  Account receivable - related party                          -                  -        (5,423,054)         (655,172)
  Other receivables - others                           (632,997)        (2,517,440)        1,996,085           241,151
                    - related parties                         -                  -          (364,013)          (43,977)
  Value-added tax receivable                                  -           (696,125)       (2,816,635)         (340,284)
  Prepaid expenses                                      (59,523)               436           (80,508)           (9,726)
  Advance to suppliers                                        -            (34,196)       (2,236,897)         (270,245)
  Inventories                                                 -        (12,291,162)       (6,063,587)         (732,556)
  Accounts payable - trade                                    -            625,138         3,376,896           407,971
                   - related party                            -                  -            41,221             4,980
  Other payables - others                             7,078,763            906,489        (1,257,055)         (151,868)
                 - related parties                            -                            8,152,162           984,882
  Accrued expenses                                    1,290,756         15,454,297        (5,639,835)         (681,362)
  Deferred tax liability                                      -            406,000                 -                 -
                                                    -----------       ------------      ------------      ------------
  Net cash used in operating activities               4,653,999        (44,236,877)      (83,673,557)      (10,108,798)
                                                    -----------       ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital contribution                               99,046,672                  -                 -                 -
  Purchase of property, plant and equipment         (27,643,083)      (209,984,751)      (34,697,037)       (4,191,830)
  Proceeds received from disposal of fixed assets             -                  -           118,333            14,296
                                                    -----------       ------------      ------------      ------------
  Net cash used in investing activities              71,403,589       (209,984,751)      (34,578,704)       (4,177,534)
                                                    -----------       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank borrowings                                             -        216,022,240        17,394,440         2,101,463
                                                    -----------       ------------      ------------      ------------
  Net cash provided by financing activities                   -        216,022,240        17,394,440         2,101,463
                                                    -----------       ------------      ------------      ------------

Net increase (decrease) in cash                      76,057,588        (38,199,388)     (100,857,821)      (12,184,870)

Cash at beginning of year                            66,516,090        142,573,678       104,374,290        12,609,703
                                                    -----------       ------------      ------------      ------------

Cash at end of year                                 142,573,678        104,374,290         3,516,469           424,833
                                                    ===========       ============      ============      ============

Supplemental Cash Flow Information
Cash paid during the year:
  Interest                                                    -          1,922,079         7,250,911           876,000
                                                    ===========       ============      ============      ============

                 See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     BHA Aero Composite Parts Co., Ltd. (the "Company") was incorporated in Tianjin, the People's Republic of China ("PRC") as a Sino-foreign equity joint venture with an operation period of 22 years commencing July 8, 1999. The Company is invested by Hexcel China Holdings Corporation ("Hexcel China"), Boeing International Holdings, Ltd. ("Boeing") and China Aviation Industry Corporation ("China Aviation"). Total registered capital of the Company is US$20,000,001, which is equivalent to RMB165,562,762, and each investor has equal share in the Company.

     The Company is primarily engaged in the manufacturing of aero composite parts. Major raw materials were purchased from Hexcel Corporation and all sales have been made to Hexcel Corporation, in year 2002 and 2001. Hexcel Corporation is the holding company of Hexcel China.

2.   BASIS OF PREPARATION OF FINANCIAL STATEMENTS

     The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Company, which are required to be prepared in accordance with the accounting principles and the relevant financial regulations as established by the Ministry of Finance of the PRC ("PRC GAAP"). There was no material difference except for capitalization of borrowing cost and recognition of deferred tax.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2002, the Company incurred a net loss of RMB92,101,882 (US$11,127,044) and cash flows used in operating activities totaled RMB83,673,557(US$10,108,798). These factors indicate that the Company may potentially be unable to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management believes the Company can meet its obligations and sustain operations from a combination of additional equity and/or debt financing, which it is currently seeking, and the release of new products.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES - Inventories are stated at the lower of cost (weighted average) or market.

     PROPERTY, PLANT AND EQUIPMENT, NET - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over its estimate useful life using the straight-line method as follows:

     Land use rights                            Over the shorter of lease term or operation period
     Buildings                                                                            20 years
     Machinery and production equipment                                                   10 years
     System software and related
       electronic equipment                                                                5 years
     Motor vehicles                                                                        5 years

     The Company constructs certain of its production equipment. In addition to costs under the construction contracts, internal costs directly related to the construction of such equipment including interest and salaries of certain employees, are capitalized. No depreciation is charged on construction in progress until the assets are operational.

     IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets the Company would recognize an impairment loss. There was no impairment in the carrying value of long-lived assets at December 31, 2002 and 2001.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank borrowings. At December 31, 2002 and 2001, the fair value of such instruments approximated their financial statements carrying amounts.

     REVENUE RECOGNITION - Revenue from products sold directly to the customer is recognized upon delivery. The Company does not record a provision for estimated returns and warranty costs at the time revenue is recognized. Estimated returns and warranty costs have not been material in any period presented.

     FOREIGN CURRENCIES - Transactions in currencies other than RMB are translated at the approximate rates ruling on the dates of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated at the rates ruling on the balance sheet date. Exchange gains and losses are taken to the statement of operations.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONVENIENCE TRANSLATION INTO UNITED STATES DOLLARS - The financial statements are presented in Renminbi. The translation of Renminbi amounts into United States dollars has been made for the convenience of the reader and has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2002 of RMB8.2773 to US$1.00. Such translation amounts should not be construed as representations that the Renminbi amounts could be readily converted into United States dollars at that rate or any other rate.

     COMPREHENSIVE LOSS - SFAS No. 130, "Reporting Comprehensive Income" requires that an enterprise report by major components and as a single total, the change in its net assets from non-owner sources. Comprehensive loss equals net loss for both years ended December 31, 2002 and 2001.

     CAPITALIZATION OF INTEREST - The Company capitalized interest costs based upon the cost of capital projects in progress during 2001. Capitalized interest of RMB2,708,650 (US$327,238) in 2001, has been added to the cost of the underlying assets during the period and is amortized over the respective useful lives of the assets. Amortization expenses relating to capitalized interest for the year was RMB135,432 (US$16,362), RMB11,286 and nil (unaudited) for 2002, 2001 and 2000, respectively.

     INCOME TAXES - Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities and for net operating loss and tax credit carry forwards. The tax consequences of those differences are classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion of, or all of, the deferred tax asset will not be realized.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SEGMENT INFORMATION - The company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segments (Note 13).

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board issued ("FASB") issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No.142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No.142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company did not have goodwill or other intangible assets at December 31, 2002. Consequently, the adoption of SFAS No.142, effective January 1, 2002, did not have an impact on its financial statements.

     In August 2001, FASB issued SFAS No.144, "Accounting for Impairment of Disposal of Long-Lived Assets". SFAS No.144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No.144, effective January 1, 2002, did not have an impact on its financial statements.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issue Task Force Issue ("EITF") No.94-3. The Company will adopt the provisions of SFAS No.146 for restructuring activities initiated after December 31, 2002. SFAS No.146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No.94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

     In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for these financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

4.   INVENTORIES

                                                               December 31,            December 31,
                                                                   2001             2002         2002
                                                               ------------      ----------    ---------
                                                                   RMB              RMB           US$
     Raw materials                                              12,291,162       13,201,120    1,594,858
     Work in progress                                                    -        3,963,747      478,870
     Finished goods                                                      -        1,189,882      143,752
                                                                ----------       ----------    ---------
     Inventories                                                12,291,162       18,354,749    2,217,480
                                                                ==========       ==========    =========

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                                 December 31,                 December 31,
                                                                     2001               2002                2002
                                                                 ------------        -----------         ----------
                                                                      RMB                RMB                 US$
     Land use rights                                               5,092,160           5,092,237            615,205
     Buildings                                                   156,098,987         161,513,897         19,512,872
     Machinery and production equipment                           88,363,675          84,550,008         10,214,686
     System software and related electronic equipment              7,897,039          19,515,807          2,357,750
     Motor vehicles                                                2,025,789           1,534,589            185,397
                                                                 -----------         -----------         ----------
                                                                 259,459,650         272,206,538         32,885,910
     Less: Accumulated depreciation and amortization              (2,682,079)        (21,425,624)        (2,588,480)
                                                                 -----------         -----------         ----------
                                                                 256,777,571         250,780,914         30,297,430
     Projects under construction                                   3,749,118                   -                  -
                                                                 -----------         -----------         ----------
     Property, plant and equipment, net                          260,526,689         250,780,914         30,297,430
                                                                 ===========         ===========         ==========

     The depreciation and amortization expense for 2002, 2001 and 2000 was RMB18,641,555 (US$2,252,130), RMB2,416,887 and RMB265,193 (unaudited), respectively.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

6.   ACCRUED EXPENSES

                                                    December 31,         December 31,
                                                        2001          2002           2002
                                                    ------------   ----------     ---------
                                                        RMB            RMB           US$
     Interest accrual                                1,328,300      1,718,015       207,557
     Payroll accrual                                12,842,780      3,661,610       442,368
     Other accruals                                  2,573,973      5,725,593       691,722
                                                    ----------     ----------     ---------
     Accrued expenses                               16,745,053     11,105,218     1,341,647
                                                    ==========     ==========     =========

7.   LONG TERM BANK LOANS

     As of December 31, 2002, the Company had total long term credit facilities, composed of US dollar loan and RMB loan facilities, for working capital purposes totaling US$21,333,334 and RMB88,320,000 (equivalent to US$10,670,146) expiring in May 2004 and July 2004 respectively. The US dollar loan facilities are guaranteed by Hexcel China and Boeing and the RMB loan facilities are guaranteed by China Aviation. Unused facilities was US$2,533,334 and RMB10,516,560 (equivalent to US$1,270,530) as of December 31, 2002.

                                                                December 31,          December 31,
                                                                    2001          2002           2002
                                                                ------------   -----------    ----------
                                                                    RMB            RMB            US$
     Loans drawn down from US dollar facilities bear
       interest at rate of LIBOR plus 0.5% per annum
       (2.417% weighted average in 2002) and due in
       May 2004                                                 144,012,840    155,613,240    18,800,000
     Loans drawn down from RMB facilities bear interest at
       a rate of 4.437% per annum and due in July 2004.          72,009,400     77,803,440     9,399,616
                                                                -----------    -----------    ----------
                                                                216,022,240    233,416,680    28,199,616
                                                                ===========    ===========    ==========

8.   TAXATION

     INCOME TAX

     The Company is governed by the Income Tax Law of the PRC (the "Income Tax Laws"). Under the Income Tax Laws, companies generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

8.   TAXATION - Continued

     Pursuant to the Income Tax Laws, companies approved as manufacturing enterprises with operation period more than 10 years are eligible for a two-year exemption from income tax followed by a 50% reduction of income tax for the next three years. Since the Company is located in Tianjin new technology development zone, it also enjoys a reduced income tax rate at 15% with approval.

     No current year tax provision has been made as the Company does not has any taxable income in 2002 and 2001.

     DEFERRED TAX

     Significant components of the Company's deferred income tax liabilities are as follows:

                                                               December 31,       December 31,
                                                                   2001         2002       2002
                                                               ------------  ----------  ---------
                                                                   RMB          RMB         US$
     Deferred tax liabilities:
     Interest capitalization                                     (406,000)    (406,000)   (49,050)
                                                               ------------  ----------  ---------
     Total deferred tax liabilities                              (406,000)    (406,000)   (49,050)
                                                               ============  ==========  =========

     Significant components of deferred income tax assets are as follows:

                                                               December 31,            December 31,
                                                                  2001             2002            2002
                                                             ---------------    -----------     ----------
                                                                   RMB             RMB            US$
     Deferred tax assets:
     Net operating loss carry forwards                                  -        12,556,000      1,516,920
     Inventory valuation                                                -         1,395,000        168,533
     Depreciation and amortization                              8,114,000         8,968,000      1,083,445
                                                               ----------       -----------     ----------
     Total deferred tax assets                                  8,114,000        22,919,000      2,768,898
     Valuation allowance                                       (8,114,000)      (22,919,000)    (2,768,898)
                                                               ----------       -----------     ----------
     Total net deferred tax assets                                      -                 -              -
                                                               ==========       ===========     ==========

     At December 31, 2002, the Company had tax loss carry-forwards of approximately RMB83.71 million (US$10.11 million), which expire in 2007. The utilization of the carry forwards is dependant upon the future profitability of the Company. A full valuation allowance was taken by the Company due to the uncertainties of their eventual realization.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

9.   VALUE ADDED TAX

     The Company is subject to value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales. For all good produced for overseas sales purpose, the Company is entitled to an exemption on value added taxes on the sales amount and conversely the input value added tax levied on the raw materials purchased is allowed to be settled with any domestic sales incurred in the future. The Company did not generate any domestic sales in 2002, 2001 and 2000 therefore the Company has not recorded any value added tax payable.

10.  DISTRIBUTION OF PROFITS

     As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprise expansion reserve and a employee welfare and bonus reserve.

     The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company did not record any reserves in 2002, 2001 and 2000 as the Company incurred loss under PRC GAAP. Therefore was not required to record such reserves.

11.  RELATED PARTY TRANSACTIONS

     All sales generated in 2002 were made to Hexcel Corporation. The balance related to such sales is included in account receivable - related party balance.

     The Company purchases raw materials from Hexcel Corporation. Total raw materials purchased from Hexcel Corporation in 2002, 2001 and 2000 was RMB1.68 million (US$0.20 million), Nil and Nil (unaudited), respectively. The balance related to such purchases are included in accounts payable - related party balance.

     Other receivables from related party represented reimbursements paid on behalf of Hexcel Corporation, which are non-interest bearing, unsecured and repayable on demand.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS - Continued

     Other payables to investors are as follows:

                                       December 31,         December 31,
                                           2001          2002          2002
                                       ------------    ---------    ---------
                                           RMB           RMB           US$
     Royalty fee payables:
         Hexcel Corporation                       -       80,559        9,733
         Boeing                                   -       40,279        4,866
     China Aviation                               -       60,419        7,299
                                       ------------    ---------    ---------
                                                  -      181,257       21,898
                                       ------------    ---------    ---------

     Temporary advance:
         Hexcel Corporation                 275,991      275,991       33,344
                                       ------------    ---------    ---------

     Reimbursements:
         Hexcel Corporation               1,218,523    7,139,157      862,498
         Boeing                                -       2,050,271      247,698
                                       ------------    ---------    ---------
                                          1,218,523    9,189,428    1,110,196
                                       ------------    ---------    ---------
                                          1,494,514    9,646,676    1,165,438
                                       ============    =========    =========

     The reimbursements represents salaries and related benefits paid by the investors on behalf of the Company.

     Pursuant to the royalty agreements signed between the Company and the investors. Royalty fee is calculated based on a fixed percentage of the cash collection of the Company's annual sales and is payable on a semi-annual basis. Accordingly, the Company has recorded RMB181,257 (US$21,898) in 2002 and Nil in 2001, and 2000 in royalty expenses.

     At December 31, 2002 and 2001, the investors have guaranteed the Company's bank credit facilities and bank borrowings.

12.  COMMITMENTS

     Operating lease - As of December 31, 2002, the Company was committed under certain operating leases, requiring annual rental expense as follows:

                                              RMB         US$
     2003                                  2,727,000    329,455
     2004                                    365,000     44,097
                                           ---------    -------
                                           3,092,000    373,552
                                           =========    =======

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

12.  COMMITMENTS - Continued

     The rent expense in 2002, 2001 and 2000 was RMB3,889,533 (US$469,904),
     RMB3,250,379 and RMB274,443 (unaudited), respectively.

     Commitments - at December 31, 2002, the Company had purchase commitments to purchase machinery and equipment for approximately RMB200,000 (US$24,000) from a third party by April 30, 2003.

13.  SEGMENT REPORTING

     SFAS No. 131 requires disclosures regarding products and services, geographic areas, and major customers. The Company operates in one reportable segment. For the year ended December 31, 2002, the Company recorded revenue from a customer from the United States.

     The Company generates revenue from one segment, products for aero composite parts. The Company's business activities and accounts receivable are with a sole customer, Hexcel Corporation. The Company will maintain allowances for estimated potential bad debt losses and will revise its estimates of collectibility on a periodic basis. There is no history of bad debt experience with Hexcel Corporation and collection of receivable is reasonably assured.

     The Company's business growth is dependent on demand from Hexcel corporation. The slow down of airline industry globally will have a material adverse effect on the Company's business. The Company's customer base is concentrated and the loss of Hexcel Corporation could cause the Company's business to suffer.

14.  EMPLOYEE RETIREMENT BENEFITS AND POST- RETIREMENT BENEFITS

     The Company's employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefit plan. The government is responsible for the benefit liability to these retired employees. The Company has to contribute to the fund based on 25.7% of the employees' basic monthly salaries. The expense of such arrangements to the Company was approximately RMB1,187,111 (US$143,418), RMB764,406 and RMB50,158 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively. The Company is not obligated under any other post-retirement plans and does not provide any post-employment benefits.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Hexcel Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003, appearing in this Annual Report on Form 10-K/A to Stockholders of Hexcel Corporation also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut

February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003

                                                                     SCHEDULE II

                       HEXCEL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT     CHARGED                     BALANCE
                                                    BEGINNING     (CREDITED)    DEDUCTIONS    AT END OF
(IN MILLIONS)                                        OF YEAR      TO EXPENSE    AND OTHER       YEAR
--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
  Allowance for doubtful accounts                   $      8.5     $   (0.9)    $   (2.5)      $   5.1
  Allowance for obsolete and unmarketable
    inventory                                             25.1           7.6       (11.4)         21.3
  Valuation allowance for deferred tax asset             185.0           8.5       (26.1)        167.4

YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts                   $      7.0     $     3.4    $   (1.9)      $   8.5
  Allowance for obsolete and unmarketable
    inventory                                             30.7           6.3       (11.9)         25.1
  Valuation allowance for deferred tax asset               6.2         180.3        (1.5)        185.0

YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts                   $      5.7     $     0.7    $    0.6       $   7.0
  Allowance for obsolete and unmarketable
    inventory                                             28.7          17.7       (15.7)         30.7
  Valuation allowance for deferred tax asset               6.4          (0.1)       (0.1)          6.2