Form 10-K/A
period 2002-12-31
HEXCEL CORP /DE/
filed 2003-04-29
CIK 717605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

      /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or

      / /      Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

               For the transition period from__________to________
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

     The aggregate market value as of June 30, 2002 of voting common stock held by non-affiliates of the registrant: $102,107,859

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of April 25, 2003
         -----                             ---------------------------------
      COMMON STOCK                                    39,944,962

================================================================================

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2003, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed on March 31, 2002, is to file a revised Report of Independent Accountants with respect to the financial statements of BHA Aero Composite Parts Co. Ltd., which financial statements are required by Rule 3-09(a) of Regulation S-X. This amendment consists solely of a cover page, this explanatory note, the information required by Item 15 of Form 10-K (Exhibits, Financial Statement Schedules and Reports on Form 8-K), a signature page, and the principal executive officer and principal financial officer certifications required to be included herein. In accordance with Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein. However, with respect to the financial statements and financial statement schedules, other than the revised Report of Independent Accountants with respect to the financial statements of BHA Aero Composite Parts Co. Ltd., no changes have been made.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  1. FINANCIAL STATEMENTS

     i. The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Accountants are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

     ii. The financial statements of BHA Aero Composite Parts Co. Ltd., the notes thereto, and the Independent Auditors' Report are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

    2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule and the Report of Independent Accountants required by Item 15(a)(2) are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

b.  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated October 23, 2002, relating to third quarter of 2002 financial results.

     Current Report on Form 8-K dated December 20, 2002, relating to announcement of signed agreements to issue equity securities and planned refinancing of existing senior credit facility.

c.  EXHIBITS

Exhibit No.                      Description
-----------                      ------------
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

3.2            Certificate of Amendment of the Restated Certificate of
               Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

3.3 Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.1 Indenture dated as of January 21, 1999 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 93/4% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-4 (No. 333-71601), filed on February 2,
               1999).

4.2 Indenture dated as of August 1, 1986 between Hexcel and the Bank of California, N.A., as trustee, relating to the 7% Convertible
               Subordinated Notes due 2011 of the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.2(a) Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1993

               (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993).

4.3 Indenture, dated as of March 19, 2003 among Hexcel Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota,
               National Association, as trustee, relating to the 9.875% Senior
               Secured Notes due 2008 (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.4            Certificate of Designation of Series A Convertible Preferred
               Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.5            Certificate of Designation of Series B Convertible Preferred
               Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.1 Credit and Guaranty Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel
               Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the
               Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent,
               Fleet National Bank, London U.K. branch, trading as FleetBoston
               Financial, as Fronting Bank and Issuing Bank, Fleet National
               Bank, as Issuing Bank, and Fleet Securities Inc., as Lead
               Arranger (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended
               December 31, 2002, filed on March 31, 2003).

10.2 Security Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Clark-Schwebel Corporation, Hexcel Pottsville
               Corporation, Clark-Schwebel Holding Corp., CS Tech-Fab Holding,
               Inc. and Fleet Capital Corporation, as Administrative Agent
               (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended
               December 31, 2002, filed on March 31, 2003).

10.3* Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

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

10.6(e)* Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003 (incorporated herein by reference to Exhibit 10.6(e) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31,
               2003).

10.7* Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000 and as further amended on February 27, 2002 (incorporated herein by reference to Exhibit
               10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

10.43* Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.44*         Employment Agreement dated as of July 30, 2001 between Hexcel
               Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel's Registration Statement on Form S-4
               (No. 333-66582), filed on August 2, 2001).

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

10.53          Amended and Restated Governance Agreement, dated as of March 19,
               2003, among LXH L.L.C., LXH II, L.L.C., GS Capital Partners 2000
               L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital
               Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH
               & Co. Beteiligungs KG, Stone Street Fund 2000, L.P. and Hexcel
               Corporation (incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.54          Stockholders Agreement, dated as of March 19, 2003, among
               Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited
               Partnership, Berkshire Fund V Investment Corp., Berkshire Fund VI
               Investment Corp., Berkshire Investors LLC, Greenbriar
               Co-Investment Partners L.P, Greenbriar Equity Fund, L.P. and
               Hexcel Corporation (incorporated herein by reference to Exhibit
               10.54 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.55          Amended and Restated Registration Rights Agreement, dated as of
               March 19, 2003, by and among Hexcel Corporation, LXH, L.L.C., LXH
               II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners
               2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund,
               L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and
               Stone Street Fund 2000, L.P. (incorporated herein by reference to
               Exhibit 10.55 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31,
               2003).

10.56          Registration Rights Agreement, dated as of March 19, 2003, among
               Hexcel Corporation, Berkshire Fund V, Limited Partnership,
               Berkshire Fund VI, Limited Partnership, Berkshire Investors LLC,
               Greenbriar Co-Investment Partners L.P. and Greenbriar Equity
               Fund, L.P. (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

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

10.62          Purchase Agreement, dated as of March 7, 2003, among Goldman,
               Sachs & Co., Fleet Securities, Inc. and Hexcel Corporation
               (incorporated herein by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K/A for the fiscal year ended
               December 31, 2002, filed on March 31, 2003).

10.63          Exchange and Registration Rights Agreement dated as of March 19,
               2003 among Hexcel Corporation, Clark-Schwebel Holding Corp.,
               Clark-Schwebel Corporation, Hexcel Pottsville Corporation and CS
               Tech-Fab Holding, Inc. (incorporated herein by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31,
               2003).

10.64 Pledge and Security Agreement, dated as of March 19, 2003, between Hexcel Corporation, Clark-Schwebel Holding Corp.,
               Clark-Schwebel Corporation, Hexcel Pottsville Corporation, CS
               Tech-Fab Holding, Inc. and Hexcel International, and HSBC Bank
               USA, as Joint Collateral Agent (incorporated herein by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31,
               2003).

10.65 Collateral Agency Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, HSBC Bank USA, as Joint Collateral
               Agent, Well Fargo Bank Minnesota, National Association, as trustee, and the representatives of the holders of Parity Lien
               Debt who may become a party thereto (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.66 Intercreditor and Agency Agreement dated as of March 19, 2003, by and among HSBC Bank USA, as Joint Collateral Agent, Fleet Capital
               Corporation, as Intercreditor Agent and Security Trustee, Fleet
               Capital Corporation, as Administrative Agent under the Existing
               Credit Facility, Well Fargo Bank Minnesota, National Association, as trustee, and each other Credit Facility Agent that may become a party thereto (incorporated herein by reference to Exhibit
               10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

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

23.1           Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.2           Consent of Independent Accountants - Deloitte Touche Tohmatsu
               Certified Public Accountants Ltd.

24.1           Power of Attorney (incorporated herein by reference to Exhibit
               24.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

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

                                                         HEXCEL CORPORATION


      April 29, 2003                                  /s/ STEPHEN C. FORSYTH
---------------------------                        -----------------------------
          (Date)                                        Stephen C. Forsyth
                                                      Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----
      /s/ DAVID E. BERGES*                      Chairman of the                    April 29, 2003
-----------------------------------     Board of Directors, President and
        (David E. Berges)                    Chief Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)


     /s/ STEPHEN C. FORSYTH               Executive Vice President and             April 29, 2003
-----------------------------------          Chief Financial Officer
      (Stephen C. Forsyth)                (PRINCIPAL FINANCIAL OFFICER)


      /s/ WILLIAM J. FAZIO*                    Corporate Controller                April 29, 2003
-----------------------------------       (PRINCIPAL ACCOUNTING OFFICER)
       (William J. Fazio)


      /s/ JOEL S. BECKMAN*                           Director                      April 29, 2003
-----------------------------------
        (Joel S. Beckman)


   /s/ H. ARTHUR BELLOWS, JR.*                       Director                      April 29, 2003
-----------------------------------
    (H. Arthur Bellows, Jr.)


      /s/ JAMES J. GAFFNEY*                          Director                      April 29, 2003
-----------------------------------
       (James J. Gaffney)

       /s/ SANJEEV K. MEHRA*                         Director                      April 29, 2003
-----------------------------------
        (Sanjeev K. Mehra)


         /s/ LEWIS RUBIN*                            Director                      April 29, 2003
-----------------------------------
           (Lewis Rubin)


       /s/ ROBERT J. SMALL*                          Director                      April 29, 2003
-----------------------------------
         (Robert J. Small)


      /s/ MARTIN L. SOLOMON*                         Director                      April 29, 2003
-----------------------------------
        (Martin L. Solomon)



*By:   /s/ STEPHEN C. FORSYTH
    -----------------------------------
          Stephen C. Forsyth
           Attorney-in-fact

                                 CERTIFICATIONS

I, David E. Berges, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Hexcel Corporation;

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

         April 29, 2003                            /s/ DAVID E. BERGES
----------------------------             ---------------------------------------
             (Date)                                 David E. Berges
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

I, Stephen C. Forsyth, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Hexcel Corporation;

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

       April 29, 2003                               /s/ STEPHEN C. FORSYTH
--------------------------                     ---------------------------------
         (Date)
                                                      Stephen C. Forsyth
                                                  Executive Vice President and
                                                     Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

Description                                                                                          Page
----------------------------------------------------------------------------------------------------------
Management Responsibility for Consolidated Financial Statements                                       17
Report of Independent Accountants                                                                     18
Consolidated Financial Statements Hexcel Corporation and Subsidiaries:
   Consolidated Balance Sheets as of December 31, 2002 and 2001                                       19
   Consolidated Statements of Operations for each of the three years ended December 31, 2002          20
   Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
      (Loss) for each of the three years ended December 31, 2002                                      21
   Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002          22
   Notes to the Consolidated Financial Statements                                                   23-57

Independent Auditors' Report                                                                          58
Financial Statements BHA Aero Composite Parts Co. Ltd.:
   Balance Sheets as of December 31, 2002 and 2001                                                    59
   Statements of Operations for each of the three years ended December 31, 2002                       60
   Statements of Owners' Equity for each of the three years ended December 31, 2002                   61
   Statements of Cash Flows for each of the three years ended December 31, 2002                       62
   Notes to the Financial Statements                                                                63-72

Report of Independent Accountants on Financial Statement Schedule                                     73
Schedule of Valuation and Qualifying Accounts                                                         74

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


/s/ DAVID E. BERGES
------------------------------
David E. Berges
CHIEF EXECUTIVE OFFICER


/s/ STEPHEN C. FORSYTH
------------------------------
Stephen C. Forsyth
CHIEF FINANCIAL OFFICER


/s/ WILLIAM J. FAZIO
------------------------------
William J. Fazio
CHIEF ACCOUNTING OFFICER

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

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003

HEXCEL CORPORATION AND SUBSIDIARIES                                   Unaudited
CONSOLIDATED BALANCE SHEETs                                           Pro Forma
AS OF DECEMBER 31,                                                  (see Note 24)
-----------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                        2002            2002             2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $      12.6     $       8.2      $      11.6
  Accounts receivable, net                                                 117.3           117.3            140.5
  Inventories, net                                                         113.6           113.6            131.7
  Prepaid expenses and other assets                                          9.2             9.2              4.4
-----------------------------------------------------------------------------------------------------------------
   Total current assets                                                    252.7           248.3            288.2

Net property, plant and equipment                                          309.4           309.4            329.2
Goodwill, net                                                               74.4            74.4             72.4
Investments in affiliated companies                                         34.0            34.0             56.9
Other assets                                                                46.9            42.0             42.7
-----------------------------------------------------------------------------------------------------------------

Total assets                                                         $     717.4     $     708.1      $     789.4
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities of capital lease              $       6.2     $     621.7      $      17.4
  obligations
  Accounts payable                                                          54.9            54.9             58.6
  Accrued compensation and benefits                                         37.6            37.6             42.6
  Accrued interest                                                          15.9            19.1             18.8
  Business consolidation and restructuring liabilities                      10.5            10.5             33.4
  Other accrued liabilities                                                 35.3            35.3             33.7
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                160.4           779.1            204.5


Long-term notes payable and capital lease obligations                      512.4               -            668.5
Long-term retirement obligations                                            48.1            48.1             31.3
Other non-current liabilities                                                8.3             8.3             17.7
-----------------------------------------------------------------------------------------------------------------
   Total liabilities                                                       729.2           835.5            922.0
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (see Note 16)

Mandatorily redeemable convertible preferred stock,
    125,000 series A shares and 125,000 series B shares                     96.4                -               -
    authorized, issued and outstanding


Stockholders' equity (deficit):
    Preferred stock, no par value, 20.0 shares of stock authorized,
       no shares issued or outstanding                                         -               -                -
    Common stock, $0.01 par value, 100.0 shares of stock
       authorized, shares issued of 39.8 at December 31, 2002                0.4             0.4              0.4
       and 39.4 at December 31, 2001
    Additional paid-in capital                                             311.6           288.2            287.7
    Accumulated deficit                                                   (385.7)         (381.5)          (367.9)
    Accumulated other comprehensive loss                                   (21.2)          (21.2)           (39.7)
-----------------------------------------------------------------------------------------------------------------
                                                                           (94.9)         (114.1)          (119.5)
    Less- Treasury stock, at cost, 1.3 shares at December 31, 2002
       and 1.2 shares at December 31, 2001                                 (13.3)          (13.3)           (13.1)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity (deficit)                                    (108.2)         (127.4)          (132.6)
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                 $     717.4     $     708.1      $     789.4
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
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
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------  -------------
                                     COMMON STOCK
                                  -------------------   RETAINED     ACCUMULATED
                                           ADDITIONAL   EARNINGS        OTHER                       TOTAL
                                            PAID-IN   (ACCUMULATED   COMPREHENSIVE  TREASURY     STOCKHOLDERS'   COMPREHENSIVE
(IN MILLIONS)                       PAR     CAPITAL     DEFICIT)     INCOME (LOSS)   SHARES    EQUITY (DEFICIT)  INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------  -------------
BALANCE, JANUARY 1, 2000          $  0.4   $    273.6 $       11.6   $        (4.8) $  (10.7)  $      270.1

 Net income                                                   54.2                                     54.2      $        54.2
 Currency translation adjustment                                             (10.2)                   (10.2)             (10.2)
 Minimum pension obligation                                                   (5.0)                    (5.0)              (5.0)
                                                                                                                 -------------
    Comprehensive income                                                                                         $        39.0
                                                                                                                 =============
 Activity under stock plans and
   other                                          7.1                                   (0.5)               6.6
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000        $  0.4   $    280.7 $       65.8   $       (20.0) $  (11.2)  $      315.7

 Net loss                                                   (433.7)                                  (433.7)     $      (433.7)
 Currency translation adjustment                                             (12.1)                   (12.1)             (12.1)
 Net unrealized loss on financial
  instruments                                                                 (5.9)                    (5.9)              (5.9)
 Minimum pension obligation                                                   (1.7)                    (1.7)              (1.7)
                                                                                                                 -------------
    Comprehensive loss                                                                                           $      (453.4)
                                                                                                                 =============
 Activity under stock plans and
   other                                          7.0                                   (1.9)           5.1
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001        $  0.4   $    287.7 $     (367.9)  $       (39.7) $  (13.1)  $     (132.6)

 Net loss                                                    (13.6)                                   (13.6)     $       (13.6)
 Currency translation adjustment                                              19.6                     19.6               19.6
 Net unrealized gain on financial
  instruments                                                                  9.3                      9.3                9.3
 Minimum pension obligation                                                  (10.4)                   (10.4)             (10.4)
                                                                                                                 -------------
    Comprehensive loss                                                                                           $        (4.9)
                                                                                                                 =============
 Activity under stock plans and
   other                                          0.5                                   (0.2)           0.3
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002        $  0.4   $    288.2 $     (381.5)  $       (21.2) $  (13.3)  $     (127.4)
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

HEXCEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
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
------------------------------------------------------------------------------------------------------------------

CURRENCY TRANSLATION

     The assets and liabilities of international subsidiaries are translated into U.S. dollars at year=end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in "accumulated other comprehensive loss" in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in "selling, general and administrative expenses" in the consolidated statements of operations and were not material to Hexcel's consolidated results of operations in 2002, 2001 or 2000.

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

INCOME TAXES

     The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets' attributes. When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income. In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets. The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. taxable income during the carry=forward period improve (see Note 12).

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

SENIOR SECURED NOTES, DUE 2008

     The Company also issued, through a private placement under Rule 144A, $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel's French and UK first-tier holding companies. This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company's new senior secured credit facility, described below. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel's domestic property, plant and equipment.

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

     Hexcel is required to maintain various financial ratios throughout the term of the credit facility . These financial covenants set maximum values for the Company's leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures). The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

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

     Net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude amortization expense, net of tax, are as follows:

(IN MILLIONS)                                                               2002             2001             2000
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
   Net income (loss)                                                $     (13.6)    $     (433.7)      $     54.2
   Goodwill amortization, net of tax                                          -             11.2              8.5
------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                          $     (13.6)    $     (422.5)      $     62.7
==================================================================================================================

BASIC NET INCOME (LOSS) PER SHARE:
   Net income (loss)                                                $     (0.35)    $     (11.54)      $     1.47
   Goodwill amortization, net of tax                                          -             0.30             0.23
------------------------------------------------------------------------------------------------------------------
Adjusted basic net income (loss) per share                          $     (0.35)    $     (11.24)      $     1.70
------------------------------------------------------------------------------------------------------------------

DILUTED NET INCOME (LOSS) PER SHARE:
   Net income (loss)                                                $     (0.35)    $     (11.54)      $     1.32
   Goodwill amortization, net of tax                                          -             0.30             0.19
------------------------------------------------------------------------------------------------------------------
Adjusted diluted net income (loss) per share                        $     (0.35)    $     (11.24)      $     1.51
==================================================================================================================

     The gross carrying amount and accumulated amortization of goodwill, by the Company's reportable segments, as of December 31, 2002 and 2001, are as follows:

                                   DECEMBER 31, 2002                                DECEMBER 31, 2001
                      ---------------------------------------------  ---------------------------------------------
                          GROSS                                            GROSS
                         CARRYING       ACCUMULATED                       CARRYING       ACCUMULATED
(IN MILLIONS)             AMOUNT        AMORTIZATION       NET             AMOUNT        AMORTIZATION       NET
------------------------------------------------------------------------------------------------------------------
Reinforcements          $   69.9          $   29.8        $  40.1        $    69.6        $   29.7        $   39.9
Composites                  31.1              13.4           17.7             27.9            12.0            15.9
Structures                  23.5               6.9           16.6             23.5             6.9            16.6
------------------------------------------------------------------------------------------------------------------
Goodwill                $  124.5          $   50.1        $  74.4        $   121.0        $   48.6        $   72.4
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

NOTE 4 - BUSINESS CONSOLIDATION AND RESTRUCTURING PROGRAMS

     The aggregate business consolidation and restructuring activities for the three years ended December 31, 2002, consisted of the following:


                                                                     EMPLOYEE         FACILITY &
(IN MILLIONS)                                                        SEVERANCE         EQUIPMENT          TOTAL
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                                         $     3.5       $     0.6         $     4.1
Business consolidation expenses:
    Current period expenses                                                 3.7            10.6              14.3
    Reversal of 1999 business consolidation expenses                       (0.3)           (3.1)             (3.4)
------------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                       3.4             7.5              10.9
Cash expenditures                                                          (3.9)           (7.9)            (11.8)
Non-cash items:
    Reversal of 1999 business consolidation expenses                          -             3.1               3.1
    Non-cash usage, including asset write-downs                            (0.6)           (3.0)             (3.6)
------------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                     (0.6)            0.1              (0.5)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $     2.4       $     0.3         $     2.7
Business consolidation and restructuring expenses                          34.5            23.9              58.4
Cash expenditures                                                          (6.4)           (5.6)            (12.0)
Non-cash usage, including asset write-downs                                   -           (15.7)            (15.7)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $    30.5       $     2.9         $    33.4
Business consolidation and restructuring expenses
    Current period expenses                                                   -             2.8               2.8
    Reversal of 1999 business consolidation expenses                          -            (0.5)             (0.5)
    Change in estimated expenses                                           (2.9)            1.1              (1.8)
------------------------------------------------------------------------------------------------------------------
  Net business consolidation and restructuring expenses                    (2.9)            3.4               0.5
Cash expenditures                                                         (20.5)           (3.8)            (24.3)
Currency translation adjustment                                             0.9               -               0.9
Non-cash items:
    Reversal of 1999 business consolidation expenses                          -             0.5               0.5
    Non-cash usage, including asset write-downs                               -            (0.5)             (0.5)
------------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                        -               -                 -
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                       $     8.0       $     2.5         $    10.5
==================================================================================================================

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

     Business consolidation and restructuring activities for this program consisted of the following:

                                                                     EMPLOYEE         FACILITY &
(IN MILLIONS)                                                        SEVERANCE        EQUIPMENT         TOTAL
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $       -       $       -         $       -
Business consolidation and restructuring expenses                          30.8            17.1              47.9
Cash expenditures                                                          (3.2)              -              (3.2)
Non-cash usage, including asset write-downs                                   -           (14.3)            (14.3)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $    27.6       $     2.8         $    30.4
Business consolidation and restructuring expenses
    Current period expenses                                                   -             1.2               1.2
    Change in estimated expenses                                           (1.8)            1.1              (0.7)
------------------------------------------------------------------------------------------------------------------
  Net business consolidation and restructuring expenses                    (1.8)            2.3               0.5
Cash expenditures                                                         (18.9)           (2.1)            (21.0)
Non-cash usage, including asset write-downs                                   -            (0.5)             (0.5)
Currency translation adjustment                                             0.9               -               0.9
==================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                                       $     7.8       $     2.5         $    10.3
==================================================================================================================

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

     Business consolidation and restructuring activities for this program consisted of the following:

                                                                     EMPLOYEE         FACILITY &
(IN MILLIONS)                                                        SEVERANCE         EQUIPMENT          TOTAL
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $       -       $       -         $       -
Business consolidation and restructuring expenses                           3.6             0.3               3.9
Cash expenditures                                                          (2.1)           (0.2)             (2.3)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $     1.5       $     0.1         $     1.6
Change in estimated expenses                                               (0.6)              -              (0.6)
Cash expenditures                                                          (0.9)           (0.1)             (1.0)
==================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                                       $       -       $       -         $       -
==================================================================================================================

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

     Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

                                                                      EMPLOYEE        FACILITY &
(IN MILLIONS)                                                         SEVERANCE       EQUIPMENT         TOTAL
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000(a)                                      $     3.5       $     0.6         $     4.1
Business consolidation expenses:
   Current period expenses                                                  3.7            10.6              14.3
   Reversal of 1999 business consolidation expenses                        (0.3)           (3.1)             (3.4)
------------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                       3.4             7.5              10.9
Cash expenditures                                                          (3.9)           (7.9)            (11.8)
Non-cash items:
   Reversal of 1999 business consolidation expenses                           -             3.1               3.1
   Non-cash usage, including asset write-downs                             (0.6)           (3.0)             (3.6)
------------------------------------------------------------------------------------------------------------------
  Total non-cash items                                                     (0.6)            0.1              (0.5)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                       $     2.4       $     0.3         $     2.7
Business consolidation expenses                                             0.1             6.5               6.6
Cash expenditures                                                          (1.1)           (5.4)             (6.5)
Non-cash usage, including asset write-downs                                   -            (1.4)             (1.4)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                       $     1.4       $       -         $     1.4
Business consolidation expenses
    Current period expenses                                                   -             1.6               1.6
    Reversal of 1999 business consolidation expenses                          -            (0.5)             (0.5)
    Change in estimated expenses                                           (0.5)              -              (0.5)
------------------------------------------------------------------------------------------------------------------
  Net business consolidation expenses                                      (0.5)            1.1               0.6
Cash expenditures                                                          (0.7)           (1.6)             (2.3)
Non-cash reversal of 1999 business consolidation expenses                     -             0.5               0.5
==================================================================================================================
BALANCE AS OF DECEMBER 31, 2002                                       $     0.2       $       -         $     0.2
==================================================================================================================

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

NOTE 5 - INVENTORIES

                                                              DECEMBER 31,
(IN MILLIONS)                                           2002              2001
-------------------------------------------------------------------------------
Raw materials                                    $      40.7       $      59.1
Work in progress                                        37.6              35.2
Finished goods                                          35.3              37.4
-------------------------------------------------------------------------------
Inventories                                      $     113.6       $     131.7
===============================================================================

NOTE 6 - NET PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 31,
(IN MILLIONS)                                            2002             2001
-------------------------------------------------------------------------------
Land                                              $      21.1       $     23.5
Buildings                                               140.2            132.7
Equipment                                               470.7            443.8
Construction in Progress                                 10.8             17.0
--------------------------------------------------------------------------------
Property, plant and equipment                           642.8            617.0
Less accumulated depreciation                          (333.4)          (287.8)
--------------------------------------------------------------------------------
Net property, plant and equipment                 $     309.4       $    329.2
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

     Summarized condensed combined financial information for these joint ventures as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 is as follows:

(IN MILLIONS)                                                            DECEMBER 31,
SUMMARIZED CONDENSED COMBINED BALANCE SHEETS                        2002            2001
-----------------------------------------------------------------------------------------
Current assets                                                $     106.0      $    132.0
Noncurrent assets                                                   209.7           213.3
-----------------------------------------------------------------------------------------
  Total assets                                                $     315.7      $    345.3

Current liabilities                                           $      66.8      $     52.0
Noncurrent liabilities                                               99.2            87.0
-----------------------------------------------------------------------------------------
    Total liabilities                                               166.0           139.0

Minority Interest                                                    20.3            21.3

Partners' equity                                                    129.4           185.0
-----------------------------------------------------------------------------------------
  Total liabilities and partners' equity                      $     315.7      $    345.3
=========================================================================================

                                                                    For the Year Ended December 31,
SUMMARIZED CONDENSED COMBINED STATEMENTS OF OPERATIONS             2002          2001           2000
----------------------------------------------------------------------------------------------------
Net sales                                                     $   232.7      $  276.5      $   337.3
Cost of sales                                                     207.5         204.5          250.2
----------------------------------------------------------------------------------------------------
    Gross profit                                                   25.2          72.0           87.1
Other costs and expenses                                           78.6          76.0           79.8
----------------------------------------------------------------------------------------------------
  Net income (loss)                                           $   (53.4)     $   (4.0)     $     7.3
====================================================================================================

NOTE 8 - NOTES PAYABLE

                                                                                                 DECEMBER 31,
(IN MILLIONS)                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------
Senior Credit Facility                                                                 $     179.7      $    233.9
European credit and overdraft facilities                                                       0.2             3.5
Senior subordinated notes, due 2009 (net of unamortized discount
   of $1.2 and $1.4 as of December 31, 2002 and 2001)                                        338.8           338.6
Convertible subordinated notes, due 2003                                                      46.9            46.9
Convertible subordinated debentures, due 2011                                                 22.7            24.5
Various notes payable                                                                            -             0.1
------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                          588.3           647.5
Capital lease obligations                                                                     33.4            38.4
------------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                                      $     621.7      $    685.9
==================================================================================================================

Notes payable and current maturities of capital lease obligations                      $     621.7      $     17.4
Long-term notes payable and capital lease obligations, less current maturities                   -           668.5
------------------------------------------------------------------------------------------------------------------
Total notes payable and capital lease obligations                                      $     621.7      $    685.9
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

AGGREGATE MATURITIES OF NOTES PAYABLE

     The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations (see Note 9):

Payable during the years ending December 31:                       (IN MILLIONS)
--------------------------------------------------------------------------------
2003                                                                  $     55.7
2004                                                                       117.1
2005                                                                        57.6
2006                                                                         1.8
2007                                                                         1.8
Thereafter                                                                 355.5
--------------------------------------------------------------------------------
Total notes payable                                                   $    589.5
================================================================================

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

ESTIMATED FAIR VALUES OF NOTES PAYABLE

     The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2002 and 2001 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The approximate, aggregate fair values of the Company's other notes payable as of December 31, 2002 and 2001 were as follows:

(IN MILLIONS)                                                               2002              2001
--------------------------------------------------------------------------------------------------
Senior subordinated notes, due 2009                                   $    295.8         $   190.4
Convertible subordinated notes, due 2003                                    46.2              27.0
Convertible subordinated debentures, due 2011                               13.6              15.5
==================================================================================================

     The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

NOTE 9 - LEASING ARRANGEMENTS

     Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2002 and 2001, were:

(IN MILLIONS)                                                              2002               2001
--------------------------------------------------------------------------------------------------
Property, plant and equipment                                     $        55.3       $       61.1
Less accumulated depreciation                                             (31.4)             (26.3)
--------------------------------------------------------------------------------------------------
Net property, plant and equipment                                 $        23.9       $       34.8
==================================================================================================

Capital lease obligations                                         $        33.4       $       38.4
Less current maturities                                                    (6.2)              (5.6)
--------------------------------------------------------------------------------------------------
Long-term capital lease obligations, net                          $        27.2       $       32.8
==================================================================================================

     Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $3.8 million in 2002, $5.4 million in 2001, and $7.0 million in 2000.

     Scheduled future minimum lease payments as of December 31, 2002 were:

                                                                              TYPE OF LEASE
(IN MILLIONS)                                                           -------------------------
Payable during years ending December 31:                                   CAPITAL      OPERATING
-------------------------------------------------------------------------------------------------
2003                                                                    $      8.7     $      2.9
2004                                                                           8.7            2.5
2005                                                                           8.5            2.6
2006                                                                          11.4            1.7
2007                                                                           0.5            0.7
Thereafter                                                                     3.4            2.0
-------------------------------------------------------------------------------------------------
Total minimum lease payments                                            $     41.2     $     12.4
=================================================================================================
Less amounts representing interest                                             7.8
----------------------------------------------------------------------------------
Present value of future minimum capital lease payments                        33.4
Less current obligations under capital leases                                  6.2
----------------------------------------------------------------------------------
Long-term obligations under capital lease                               $     27.2
==================================================================================

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

     The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2002, was:

(IN MILLIONS)                                                                       2002         2001         2000
------------------------------------------------------------------------------------------------------------------
Defined benefit retirement plans                                               $     6.8     $    4.1    $    (1.2)
Union sponsored multi-employer pension plan                                          0.2          0.3          0.3
Retirement savings plans-matching contributions                                      4.5          5.0          2.9
Retirement savings plans-profit sharing and incentive contributions                  6.5          7.0          5.0
------------------------------------------------------------------------------------------------------------------
Net periodic expense                                                           $    18.0     $   16.4    $     7.0
==================================================================================================================

     The net periodic cost of Hexcel's defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2002, were:

(IN MILLIONS)                                              U.S. PLANS                             EUROPEAN PLANS
DEFINED BENEFIT RETIREMENT PLANS                   2002         2001          2000         2002         2001         2000
-------------------------------------------------------------------------------------------------------------------------
Service cost                                   $    0.7     $    0.6      $    3.0     $    4.3     $    2.4     $    2.4
Interest cost                                       1.6          1.8           1.8          3.0          2.9          2.5
Expected return on plan assets                     (1.4)        (1.4)         (1.3)        (4.1)        (4.1)        (4.5)
Net amortization and deferral                       0.5          0.5           0.4          1.7            -         (0.2)
-------------------------------------------------------------------------------------------------------------------------
Sub-total                                           1.4          1.5           3.9          4.9          1.2          0.2
Curtailment and settlement (gain) loss              0.5          1.0          (5.3)           -          0.4            -
-------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost (benefit)            $    1.9     $    2.5      $   (1.4)    $    4.9     $    1.6     $    0.2
=========================================================================================================================

POSTRETIREMENT PLANS - U.S. PLANS                  2002         2001          2000
----------------------------------------------------------------------------------
Service cost                                   $    0.1     $    0.2      $    0.2
Interest cost                                       0.8          1.0           1.0
Net amortization and deferral                      (0.5)        (0.4)         (0.4)
----------------------------------------------------------------------------------
Net periodic postretirement benefit cost       $    0.4     $    0.8      $    0.8
==================================================================================

     The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel's defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2002 and 2001, were:

                                                                   DEFINED BENEFIT RETIREMENT PLANS
                                                             ----------------------------------------------
                                                                  U.S. PLANS            EUROPEAN PLANS       POSTRETIREMENT PLANS
(IN MILLIONS)                                                    2002         2001         2002        2001        2002      2001
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation - beginning of year                     $   27.7     $   24.1    $    56.3    $   49.8     $  14.2   $  14.2
  Service cost                                                    0.7          0.6          4.3         2.4         0.1       0.2
  Interest cost                                                   1.6          1.8          3.0         2.9         0.8       1.0
  Plan participants' contributions                                  -            -          0.5         0.7         0.4       0.1
  Amendments                                                      0.6          1.8            -           -        (1.7)        -
  Actuarial loss (gain)                                           1.0          3.6         (3.1)        2.4         0.7       0.2
  Benefits paid                                                  (4.7)        (1.9)        (1.0)       (0.8)       (1.5)     (1.0)
  Curtailment and settlement (gain) loss                         (1.0)        (2.3)           -         0.4           -      (0.5)
  Foreign exchange translation                                      -            -          6.5        (1.5)          -         -
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation - end of year                             $   25.9     $   27.7    $    66.5    $   56.3     $  13.0   $  14.2
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets - beginning of year                  14.5     $   14.7    $    51.9    $   60.4     $     -   $     -
  Actual return on plan assets                                   (0.9)        (0.5)       (10.3)       (8.3)          -         -
  Employer contributions                                          4.4          2.2          1.4         1.2         1.1       0.9
  Plan participants' contributions                                  -            -          0.5         0.7         0.4       0.1
  Benefits paid                                                  (4.7)        (1.9)        (1.0)       (0.8)       (1.5)     (1.0)
  Currency translation adjustments                                  -            -          5.0        (1.7)          -         -
  Settlements                                                    (1.5)           -            -         0.4           -         -
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets - end of year                      $   11.8     $   14.5    $    47.5    $   51.9     $     -   $     -
---------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF FUNDED STATUS TO NET AMOUNT RECOGNIZED:
  Unfunded status                                            $  (14.1)    $  (13.2)   $   (19.0)   $   (4.4)    $ (13.0)  $ (14.2)
  Unrecognized actuarial loss (gain)                              8.9          6.1         25.9        13.0        (2.9)      0.9
  Unrecognized prior service cost                                 2.3          1.9            -           -        (1.9)     (5.2)
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $   (2.9)    $   (5.2)   $     6.9    $    8.6     $ (17.8)  $ (18.5)
---------------------------------------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
  Prepaid benefit costs                                      $      -     $      -    $     6.9    $    8.6     $     -   $     -
  Intangible asset                                                1.7          1.5            -           -           -         -
  Accrued benefit liability                                     (13.6)       (13.4)       (11.3)          -       (17.8)    (18.5)
  Accumulated other comprehensive income
    (before tax for European Plans)                               9.0          6.7         11.3           -           -         -
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $   (2.9)    $   (5.2)   $     6.9    $    8.6     $ (17.8)  $ (18.5)
=================================================================================================================================

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

     Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002, 2001, and 2000 were as follows:

(IN MILLIONS)                                                            2002            2001             2000
--------------------------------------------------------------------------------------------------------------
U.S. defined benefit retirement plans:
  Discount rates                                                          6.8%            7.3%             7.5%
  Rate of increase in compensation                                        4.5%            4.5%             4.5%
  Expected long-term rate of return on plan assets                        9.0%            9.0%             9.0%

European defined benefit retirement plans:
  Discount rates                                                   5.3% - 6.0%     5.8% - 6.0%      5.8% - 6.0%
  Rates of increase in compensation                                2.5% - 3.8%     2.5% - 4.0%      2.5% - 4.0%
  Expected long-term rates of return on plan assets                5.0% - 7.8%     5.8% - 7.0%      6.5% - 7.0%

Postretirement benefit plans:
  Discount rates                                                          6.8%     7.0% - 7.3%      7.0% - 7.5%
==============================================================================================================

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

(IN MILLIONS)                                                                           2002            2001
------------------------------------------------------------------------------------------------------------
One-percentage-point increase:
  Effect on total service and interest cost components                             $     0.1       $     0.1
  Effect on postretirement benefit obligation                                      $     0.8       $     1.1

One-percentage-point decrease:
  Effect on total service and interest cost components                             $    (0.1)      $    (0.1)
  Effect on postretirement benefit obligation                                      $    (0.7)      $    (0.9)
============================================================================================================

NOTE 12 - INCOME TAXES

     Income (loss) before income taxes and the provision for income taxes, for the three years ended December 31, 2002, were as follows:

(IN MILLIONS)                                                            2002             2001             2000
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
   U.S.                                                          $      (22.5)      $   (411.9)    $       22.4
   International                                                         30.2             28.2             52.6
---------------------------------------------------------------------------------------------------------------
Total income (loss) before income taxes                          $        7.7       $   (383.7)    $       75.0
===============================================================================================================
Provision for income taxes:
Current:
   U.S.                                                          $          -       $        -     $          -
   International                                                          9.6             12.9             17.7
---------------------------------------------------------------------------------------------------------------
Current provision for income taxes                                        9.6             12.9             17.7
---------------------------------------------------------------------------------------------------------------
Deferred:
   U.S.                                                                   0.5             30.7              9.0
   International                                                          1.2             (3.1)            (0.4)
---------------------------------------------------------------------------------------------------------------
Deferred provision for income taxes                                       1.7             27.6              8.6
---------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                 $       11.3       $     40.5     $       26.3
===============================================================================================================

     A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2002, is as follows:

(IN MILLIONS)                                                             2002           2001             2000
--------------------------------------------------------------------------------------------------------------
Provision for taxes at U.S. federal statutory rate                $        2.7     $   (134.3)    $       26.3
U.S. state taxes, less federal tax benefit                                   -              -              0.3
Impact of different international tax rates, permanent
   differences and other                                                   0.1           (3.1)            (0.2)
Valuation allowance                                                        8.5          177.9             (0.1)
--------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                  $       11.3     $     40.5     $       26.3
==============================================================================================================

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

DEFERRED INCOME TAXES

     Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2002 and 2001, were:

(IN MILLIONS)                                                                 2002            2001
--------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                       $      55.4      $     70.0
Reserves and other, net                                                       43.6            48.3
Accelerated depreciation                                                     (27.0)          (23.5)
Accelerated amortization                                                      94.9            92.3
Unfunded pension liability                                                     6.7             2.4
Valuation allowance                                                         (167.4)         (185.0)
--------------------------------------------------------------------------------------------------
  Net deferred tax asset                                               $       6.2      $      4.5
==================================================================================================

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

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK OUTSTANDING

(NUMBER OF SHARES IN MILLIONS)                                      2002         2001           2000
----------------------------------------------------------------------------------------------------
Common stock:
  Balance, beginning of year                                        39.4         38.0           37.4
  Activity under stock plans                                         0.4          1.4            0.6
----------------------------------------------------------------------------------------------------
Balance, end of year                                                39.8         39.4           38.0
----------------------------------------------------------------------------------------------------
Treasury stock:
  Balance, beginning of year                                         1.2          0.9            0.8
  Repurchased                                                        0.1          0.3            0.1
----------------------------------------------------------------------------------------------------
Balance, end of year                                                 1.3          1.2            0.9
----------------------------------------------------------------------------------------------------
Common stock outstanding                                            38.5         38.2           37.1
====================================================================================================

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

     Stock option data for the years ended December 31, 2002, 2001 and 2000, was:

                                                                   NUMBER OF        WEIGHTED AVERAGE
(IN MILLIONS, EXCEPT PER SHARE DATA)                                OPTIONS          EXERCISE PRICE
----------------------------------------------------------------------------------------------------
Options outstanding as of January 1, 2000                             5.9             $        11.18
Options granted                                                       1.6             $         9.23
Options exercised                                                    (0.3)            $         6.52
Options expired or canceled                                          (0.5)            $        11.85
----------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2000                           6.7             $        10.56
Options granted                                                       1.3             $        10.17
Options exercised                                                    (0.2)            $         6.02
Options expired or canceled                                          (0.4)            $        10.72
----------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2001                           7.4             $        10.62
Options granted                                                       1.3             $         2.66
Options exercised                                                      -              $            -
Options expired or canceled                                          (0.8)            $        10.61
----------------------------------------------------------------------------------------------------
Options outstanding as of December 31, 2002                           7.9             $         8.81
====================================================================================================

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

     The following table summarizes information about stock options outstanding as of December 31, 2002 (in millions, except per share data):

                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------
                                              WEIGHTED          WEIGHTED                           WEIGHTED
                            NUMBER OF         AVERAGE           AVERAGE         NUMBER OF          AVERAGE
    RANGE OF                 OPTIONS         REMAINING          EXERCISE          OPTIONS          EXERCISE
EXERCISE PRICES            OUTSTANDING    LIFE (IN YEARS)         PRICE         EXERCISABLE         PRICE
-----------------------------------------------------------------------------------------------------------
$  1.37 -  2.74                1.2              9.02            $    2.62            0.1          $    1.41
$  2.87 -  6.36                1.2              4.37            $    5.55            1.1          $    5.56
$  6.37 -  9.94                1.1              4.38            $    9.19            1.0          $    9.14
$  9.95 - 10.50                1.1              8.53            $   10.45            0.3          $   10.43
$ 10.51 - 11.88                0.8              4.51            $   11.14            0.7          $   11.17
$ 11.89 - 12.11                1.5              3.98            $   12.00            1.5          $   12.00
$ 12.12 - 29.63                1.0              3.34            $   15.35            1.0          $   15.36
-----------------------------------------------------------------------------------------------------------
$  1.37 - 29.63                7.9              5.70            $    8.81            5.7          $   10.45
===========================================================================================================

     The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.96, $4.87 and $4.48, respectively, and estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                          2002           2001           2000
----------------------------------------------------------------------------------------------
Expected life (in years)                                       5             4               4
Interest rate                                               2.78%         4.35%           6.50%
Volatility                                                  88.6%         68.9%           40.1%
Dividend yield                                                 -             -               -
==============================================================================================

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

NOTE 14 - NET INCOME (LOSS) PER SHARE

     Computations of basic and diluted net income (loss) per share for the years ended December 31, 2002, 2001 and 2000, are as follows:

(IN MILLIONS, EXCEPT PER SHARE DATA)                                     2002           2001            2000
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
   Net income (loss)                                                $   (13.6)    $   (433.7)      $    54.2

Effect of dilutive securities:
Convertible subordinated notes, due 2003                                    -              -             5.1
Convertible subordinated debentures, due 2011                               -              -             1.1
------------------------------------------------------------------------------------------------------------
  Adjusted net income (loss) for diluted purposes                   $   (13.6)    $   (433.7)      $    60.4
============================================================================================================

BASIC NET INCOME (LOSS) PER SHARE:
Weighted average common shares outstanding                               38.4           37.6            36.8
Basic net income (loss) per share                                   $   (0.35)    $   (11.54)      $    1.47
============================================================================================================

DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average common shares outstanding                               38.4           37.6            36.8
Effect of dilutive securities:
   Stock options                                                            -              -             0.8
   Convertible subordinated notes, due 2003                                 -              -             7.2
   Convertible subordinated debentures, due 2011                            -              -             0.9
------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding                       38.4           37.6            45.7

Diluted net income (loss) per share                                 $   (0.35)    $   (11.54)      $    1.32
============================================================================================================

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

                                                                                PRODUCT
(IN MILLIONS)                                                                  WARRANTIES
-----------------------------------------------------------------------------------------
BALANCE AS OF JANUARY 1, 2000                                                  $      6.6
Warranty expense                                                                      3.2
Deductions and other                                                                 (4.5)
-----------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2000                                                $      5.3
Warranty expense                                                                      6.0
Deductions and other                                                                 (6.3)
-----------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                                                $      5.0
Warranty expense                                                                      2.9
Deductions and other                                                                 (3.9)
-----------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                                $      4.0
=========================================================================================

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002, 2001 and 2000, consist of the following:

(IN MILLIONS)                                                      2002           2001           2000
-----------------------------------------------------------------------------------------------------
Cash paid for:
  Interest                                                    $    59.3      $    62.0      $    63.3
  Taxes                                                       $     8.4      $    20.4      $    11.5
-----------------------------------------------------------------------------------------------------
Non-cash items:
  Common stock issued under incentive plans                   $     2.0      $     6.6      $     4.2
-----------------------------------------------------------------------------------------------------

NOTE 18 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity (deficit) that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2002 and 2001 were as follows:

(IN MILLIONS)                                                                2002            2001
----------------------------------------------------------------------------------------------------
Currency translation adjustments                                        $       (7.5)     $    (27.1)
Minimum pension obligations                                                    (17.1)           (6.7)
Net unrealized gains (losses) on financial instruments                           3.4            (5.9)
----------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                                    $      (21.2)     $    (39.7)
====================================================================================================

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

     The following table presents financial information on the Company's business segments as of December 31, 2002, 2001 and 2000, and for the years then ended:

                                                                                   CORPORATE/
  (IN MILLIONS)                                     REINFORCEMENTS   COMPOSITES    STRUCTURES    ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------------
Third-Party Sales
        2002                                           $   217.9     $    532.4    $     100.5    $        -      $      850.8
        2001                                               245.7          638.8          124.9             -           1,009.4
        2000                                               331.7          594.5          129.5             -           1,055.7
------------------------------------------------------------------------------------------------------------------------------
Intersegment sales
        2002                                           $    70.3     $     17.2    $         -    $    (87.5)     $          -
        2001                                                90.2           22.7              -        (112.9)                -
        2000                                                84.1           21.3              -        (105.4)                -
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
        2002                                           $    19.6     $     65.8    $       0.4    $    (25.6)     $       60.2
        2001                                              (304.6)          37.0           (4.5)        (44.1)           (316.2)
        2000                                                42.7           62.2            4.1         (33.6)             75.4
------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization
        2002                                           $    15.4     $     29.3    $       2.4    $      0.1      $       47.2
        2001                                                26.1           32.1            4.1           0.9              63.2
        2000                                                23.9           28.7            4.7           1.4              58.7
------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of and write-down
   of an investment in affiliated companies
        2002                                           $    (5.2)    $        -    $      (4.8)   $        -      $      (10.0)
        2001                                                (6.5)             -           (3.0)            -              (9.5)
        2000                                                 5.9              -           (0.4)            -               5.5
------------------------------------------------------------------------------------------------------------------------------
Business consolidation and restructuring
   expenses (net credits)
        2002                                           $    (0.5)    $      1.9    $       0.2    $     (1.1)     $        0.5
        2001                                                18.8           24.5            5.7           9.4              58.4
        2000                                                (1.4)          11.1            1.3          (0.1)             10.9
------------------------------------------------------------------------------------------------------------------------------
Business consolidation and restructuring payments
        2002                                           $     7.9     $     11.2    $       1.6    $      3.6      $       24.3
        2001                                                 2.7            7.6            0.1           1.6              12.0
        2000                                                 2.2            7.1            1.9           0.6              11.8
------------------------------------------------------------------------------------------------------------------------------
Segment assets
        2002                                           $   245.4     $    435.5    $      80.8    $    (53.6)     $      708.1
        2001                                               272.3          433.4          101.6         (17.9)            789.4
        2000                                               605.7          482.4          102.0          21.3           1,211.4
------------------------------------------------------------------------------------------------------------------------------
Investments in affiliated companies
        2002                                           $    29.2     $        -    $       4.8    $        -      $       34.0
        2001                                                47.3              -            9.6             -              56.9
        2000                                                59.6              -           12.5             -              72.1
------------------------------------------------------------------------------------------------------------------------------
Capital expenditures
        2002                                           $     4.0     $     10.4    $       0.4    $      0.1      $       14.9
        2001                                                18.0           19.3            0.6           0.9              38.8
        2000                                                13.5           23.3            1.1           1.7              39.6
==============================================================================================================================

GEOGRAPHIC DATA

     Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2002, 2001 and 2000:

(IN MILLIONS)                                                   2002            2001            2000
----------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS:
United States                                            $     479.5     $     595.1      $    650.7
                                                         -------------------------------------------
International
  France                                                       160.6           166.8           164.6
  United Kingdom                                                60.5            71.5            75.0
  Other                                                        150.2           176.0           165.4
----------------------------------------------------------------------------------------------------
Total international                                            371.3           414.3           405.0
----------------------------------------------------------------------------------------------------
Total consolidated net sales                             $     850.8     $   1,009.4      $  1,055.7
----------------------------------------------------------------------------------------------------

LONG-LIVED ASSETS:
United States                                            $     225.3     $     254.2      $    281.4
                                                         -------------------------------------------
International
  France                                                        34.3            30.4            33.4
  United Kingdom                                                35.3            30.7            33.6
  Other                                                         31.7            29.2            26.7
----------------------------------------------------------------------------------------------------
Total international                                            101.3            90.3            93.7
----------------------------------------------------------------------------------------------------
Total consolidated long-lived assets                     $     326.6     $     344.5      $    375.1
====================================================================================================

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

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2002 and 2001, were:

                                                          FIRST         SECOND           THIRD         FOURTH
(IN MILLIONS)                                            QUARTER        QUARTER         QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------------
Net sales                                               $   222.1      $    221.2      $   201.0      $   206.5
Gross margin                                                 39.6            44.8           37.3           39.6
Business consolidation and restructuring
   expenses (net credits)                                     0.7             0.1           (0.1)          (0.2)
Operating income                                             13.3            19.5           15.1           12.3
Litigation gain                                                 -             9.8              -              -
Loss (gain) on early retirement of debt                         -               -           (0.5)             -
Net income (loss)                                            (9.2)            5.3           (3.6)          (6.1)
---------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
   Basic                                                $   (0.24)     $     0.14      $   (0.09)     $   (0.16)
   Diluted                                              $   (0.24)     $     0.14      $   (0.09)     $   (0.16)
---------------------------------------------------------------------------------------------------------------
Market price:
   High                                                 $    4.99      $     5.40      $    4.35      $    3.15
   Low                                                  $    2.14      $     3.50      $    2.36      $    1.25
---------------------------------------------------------------------------------------------------------------

2001
-------------------------------------------------------- ------------------------------------------------------
Net sales                                              $    276.2      $    253.5      $   240.6      $   239.1
Gross margin                                                 60.1            51.7           43.8           35.2
Business consolidation and restructuring expenses             1.1             1.8            4.4           51.1
Impairment of goodwill and other purchased
   intangibles                                                  -               -              -          309.1
Operating income (loss) (a)                                  22.6            11.4            7.2         (357.4)
Loss (gain) on early retirement of debt                         -             3.1              -           (0.4)
Net income (loss) (a)                                         5.5           (12.6)         (12.8)        (413.8)
---------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
   Basic                                                $    0.15      $    (0.34)     $   (0.34)     $  (10.88)
   Diluted                                              $    0.15      $    (0.34)     $   (0.34)     $  (10.88)
---------------------------------------------------------------------------------------------------------------
Market price:
   High                                                 $   12.40      $    12.99      $   12.69      $    4.06
   Low                                                  $    8.76      $     8.90      $    3.96      $    1.98
---------------------------------------------------------------------------------------------------------------

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

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2002

(IN MILLIONS, EXCEPT PER SHARE DATA)                                 HISTORICAL    ADJUSTMENTS        PRO FORMA
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $      8.2    $      4.4(a)     $     12.6
  Accounts receivable, net                                                117.3             -             117.3
  Inventories, net                                                        113.6             -             113.6
  Prepaid expenses and other assets                                         9.2             -               9.2
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                   248.3           4.4             252.7

Net property, plant and equipment                                         309.4             -             309.4
Goodwill, net                                                              74.4             -              74.4
Investments in affiliated companies                                        34.0             -              34.0
Other assets                                                               42.0           4.9              46.9
---------------------------------------------------------------------------------------------------------------

Total assets                                                         $    708.1    $      9.3        $    717.4
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current maturities of capital lease              $    621.7    $   (615.5)(a)    $      6.2
  obligations
  Accounts payable                                                         54.9             -              54.9
  Accrued compensation and benefits                                        37.6             -              37.6
  Accrued interest                                                         19.1          (3.2)(a)          15.9
  Business consolidation and restructuring liabilities                     10.5             -              10.5
  Other accrued liabilities                                                35.3             -              35.3
---------------------------------------------------------------------------------------------------------------
  Total current liabilities                                               779.1        (618.7)            160.4

Long-term notes payable and capital lease obligations                         -         512.4(a)          512.4
Long-term retirement obligations                                           48.1             -              48.1
Other non-current liabilities                                               8.3             -               8.3
---------------------------------------------------------------------------------------------------------------
   Total liabilities                                                      835.5        (106.3)            729.2
---------------------------------------------------------------------------------------------------------------

Mandatorily redeemable convertible preferred stock,
    125,000 series A shares and 125,000 series B shares
    authorized, issued and outstanding                                        -          96.4(b)           96.4

Stockholders' equity (deficit):
    Preferred stock, no par value, 20.0 shares of stock
       authorized, no shares issued or outstanding                            -             -                 -
    Common stock, $0.01 par value, 100.0 shares of stock
       authorized, shares issued of 39.8 at December 31, 2002               0.4             -               0.4
    Additional paid-in capital                                            288.2          23.4(b)          311.6
    Accumulated deficit                                                  (381.5)         (4.2)(c)        (385.7)
    Accumulated other comprehensive loss                                  (21.2)            -             (21.2)
---------------------------------------------------------------------------------------------------------------
                                                                         (114.1)         19.2             (94.9)
    Less- Treasury stock, at cost, 1.3 shares at December 31, 2002        (13.3)            -             (13.3)
---------------------------------------------------------------------------------------------------------------
  Total stockholders' equity (deficit)                                   (127.4)         19.2            (108.2)
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                 $    708.1    $      9.3        $    717.4
===============================================================================================================

(a) The Company received gross proceeds of $123.7 million from the issuance of 9-7/8% senior secured notes, due 2008, after discount of $1.3 million, along with $125.0 million of gross proceeds from the issuance of mandatorily redeemable convertible preferred stock. The proceeds from the issuance of the senior secured notes, together with a portion of the proceeds from the issuance of mandatorily redeemable convertible preferred stock, were used to repay $179.9 million of the Company's existing Senior Credit Facility, accrued interest of $1.8 million on the existing Senior Credit Facility as of December 31, 2002 and a portion of total estimated transaction fees and expenses of $14.3 million (which includes the preferred stock issuance expenses of $5.2 million). The remaining portion of the proceeds from the issuance of the mandatorily redeemable convertible preferred stock was used remitted to US Bank Trust, trustee for the Company's 7% convertible subordinated notes, due August 1, 2003, for the express purpose of retiring the remaining $46.9 million of such notes and paying the accrued interest of $1.4 million thereon as of December 31, 2002. Estimated excess cash proceeds of approximately $4.4 million will be used for general corporate purposes. A substantial portion of the Company's indebtedness has been reclassified as long-term to reflect scheduled debt payments after the refinancing transactions.

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

/s/ Deloitte Touche Tomatsu
---------------------------

Deloitte Touche Tohmatsu
Certified Public Accountants Ltd.
Beijing, China
March 2, 2003

BHA AERO COMPOSITE PARTS CO., LTD.
BALANCE SHEETS

                                                                  December 31,                 December 31,
                                                                     2001                2002                  2002
                                                                  ------------       ------------          -----------
                                                                      RMB                 RMB                  US$
ASSETS

Current assets:
   Cash                                                           104,374,290           3,516,469              424,833
   Account receivable - related party                                       -           5,423,054              655,172
   Other receivables - others                                       3,150,437           1,154,352              139,460
                     - related party                                        -             364,013               43,977
   Value-added tax receivable                                         696,125           3,512,760              424,385
   Prepaid expenses                                                    59,087             139,595               16,865
   Advance to suppliers                                                34,196           2,271,093              274,376
   Inventories                                                     12,291,162          18,354,749            2,217,480
                                                                  -----------        ------------          -----------
      Total current assets                                        120,605,297          34,736,085            4,196,548
                                                                  -----------        ------------          -----------

Property, plant and equipment, net                                260,526,689         250,780,914           30,297,430
                                                                  -----------        ------------          -----------

TOTAL ASSETS                                                      381,131,986         285,516,999           34,493,978
                                                                  ===========         ===========           ==========

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
   Accounts payable - trade                                           625,138           4,002,034              483,495
                    - related party                                         -              41,221                4,980
   Other payables - others                                         32,071,673           5,233,684              632,294
                  - related parties                                 1,494,514           9,646,676            1,165,438
   Accrued expenses                                                16,745,053          11,105,218            1,341,647
                                                                  -----------        ------------          -----------
      Total current liabilities                                    50,936,378          30,028,833            3,627,854

Long-term Liabilities:
   Deferred tax liability                                             406,000             406,000               49,050
Long-term bank loans                                              216,022,240         233,416,680           28,199,616
                                                                  -----------        ------------          -----------
      Total long-term liabilities                                 216,428,240         233,822,680           28,248,666
                                                                  -----------        ------------          -----------

      Total liabilities                                           267,364,618         263,851,513           31,876,520
                                                                  -----------        ------------          -----------

Commitments (Note 12)

Owners' Equity:
   Paid in capital                                                165,562,762         165,562,762           20,002,025
   Accumulated losses                                             (51,795,394)       (143,897,276)         (17,384,567)
                                                                  -----------        ------------          -----------
                                                                  113,767,368          21,665,486            2,617,458
                                                                  -----------        ------------          -----------

TOTAL LIABILITIES AND OWNERS' EQUITY                              381,131,986         285,516,999           34,493,978
                                                                  ===========         ===========           ==========

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

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OWNERS' EQUITY

                                                                                      Accumulated         Total owners'
                                                               Paid-in capital           losses              equity
                                                               ---------------        -----------         -------------
                                                                  RMB                  RMB                  RMB
Balance, January 1, 2000 (unaudited)                              66,516,090                    -          66,516,090

Capital contribution (unaudited)                                  99,046,672                    -          99,046,672

Net loss (unaudited)                                                       -           (3,288,193)         (3,288,193)
                                                                 -----------           ----------         -----------

Balance, January 1, 2001                                         165,562,762           (3,288,193)        162,274,569

Net loss                                                                   -          (48,507,201)        (48,507,201)
                                                                 -----------           ----------         -----------

Balance, December 31, 2001                                       165,562,762          (51,795,394)        113,767,368

Net loss                                                                   -          (92,101,882)        (92,101,882)
                                                                 -----------           ----------         -----------

Balance, December 31, 2002                                       165,562,762         (143,897,276)         21,665,486
                                                                 ===========         ============          ==========

In US$                                                            20,002,025          (17,384,567)          2,617,458
                                                                 ===========         ============          ==========

                See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF CASH FLOWS

                                                         December 31,    December 31,           December 31,
                                                             2000           2001            2002             2002
                                                         ------------    ------------   ------------     -----------
                                                             RMB             RMB             RMB             US$
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  (3,288,193)    (48,507,201)    (92,101,882)    (11,127,044)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                             265,193       2,416,887      18,641,555       2,252,130
   Gain on disposal of fixed assets                                -               -         101,990          12,322

CHANGES IN OPERATING ASSETS AND LIABILITIES
   Account receivable - related party                              -               -      (5,423,054)       (655,172)
   Other receivables - others                               (632,997)     (2,517,440)      1,996,085         241,151
                     - related parties                             -               -        (364,013)        (43,977)
   Value-added tax receivable                                      -        (696,125)     (2,816,635)       (340,284)
   Prepaid expenses                                          (59,523)            436         (80,508)         (9,726)
   Advance to suppliers                                            -         (34,196)     (2,236,897)       (270,245)
   Inventories                                                     -     (12,291,162)     (6,063,587)       (732,556)
   Accounts payable - trade                                        -         625,138       3,376,896         407,971
                    - related party                                -               -          41,221           4,980
   Other payables - others                                 7,078,763         906,489      (1,257,055)       (151,868)
                  - related parties                                -       8,152,162         984,882
   Accrued expenses                                        1,290,756      15,454,297      (5,639,835)       (681,362)
   Deferred tax liability                                          -         406,000               -               -
                                                         -----------     -----------    ------------     -----------
   Net cash used in operating activities                   4,653,999     (44,236,877)    (83,673,557)    (10,108,798)
                                                         -----------     -----------    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital contribution                                   99,046,672               -               -               -
   Purchase of property, plant and equipment             (27,643,083)   (209,984,751)    (34,697,037)     (4,191,830)
   Proceeds received from disposal of fixed assets
                                                                   -               -         118,333          14,296
                                                         -----------     -----------    ------------     -----------
   Net cash used in investing activities                  71,403,589    (209,984,751)    (34,578,704)     (4,177,534)
                                                         -----------     -----------    ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank borrowings                                                 -     216,022,240      17,394,440       2,101,463
                                                         -----------     -----------    ------------     -----------
   Net cash provided by financing activities                       -     216,022,240      17,394,440       2,101,463
                                                         -----------     -----------    ------------     -----------

Net increase (decrease) in cash                           76,057,588     (38,199,388)   (100,857,821)    (12,184,870)

Cash at beginning of year                                 66,516,090     142,573,678     104,374,290      12,609,703
                                                         -----------     -----------    ------------     -----------

Cash at end of year                                      142,573,678     104,374,290       3,516,469         424,833
                                                         ===========     ===========    ============     ===========

Supplemental Cash Flow Information
Cash paid during the year:
   Interest                                                        -       1,922,079       7,250,911         876,000
                                                         ===========     ===========    ============     ===========

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

4.   INVENTORIES

                                                                December 31,                 December 31,
                                                                   2001                2002               2002
                                                               -------------         ----------          ---------
                                                                    RMB                 RMB                  US$
     Raw materials                                               12,291,162          13,201,120          1,594,858
     Work in progress                                                     -           3,963,747            478,870
     Finished goods                                                       -           1,189,882            143,752
                                                                 ----------          ----------         ----------
     Inventories                                                 12,291,162          18,354,749          2,217,480
                                                                 ==========          ==========         ==========

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                               December 31,                 December 31,
                                                                  2001                2002                2002
                                                               ------------        -----------         ----------
                                                                  RMB                  RMB                 US$
     Land use rights                                           5,092,160           5,092,237            615,205
     Buildings                                                 156,098,987         161,513,897         19,512,872
     Machinery and production equipment                         88,363,675          84,550,008         10,214,686
     System software and related electronic equipment            7,897,039          19,515,807          2,357,750
     Motor vehicles                                              2,025,789           1,534,589            185,397
                                                               -----------         -----------         ----------
                                                               259,459,650         272,206,538         32,885,910
     Less: Accumulated depreciation and amortization            (2,682,079)        (21,425,624)        (2,588,480)
                                                               -----------         -----------         ----------
                                                               256,777,571         250,780,914         30,297,430
     Projects under construction                                 3,749,118                   -                  -
                                                               -----------         -----------         ----------
     Property, plant and equipment, net                        260,526,689         250,780,914         30,297,430
                                                               ===========         ===========         ==========

     The depreciation and amortization expense for 2002, 2001 and 2000 was RMB18,641,555 (US$2,252,130), RMB2,416,887 and RMB265,193 (unaudited), respectively.

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

6.   ACCRUED EXPENSES

                                                              December 31,                 December 31,
                                                                 2001                2002               2002
                                                              ------------        ----------         ----------
                                                                 RMB                 RMB                 US$
     Interest accrual                                          1,328,300           1,718,015           207,557
     Payroll accrual                                          12,842,780           3,661,610           442,368
     Other accruals                                            2,573,973           5,725,593           691,722
                                                              ----------          ----------         ---------
     Accrued expenses                                         16,745,053          11,105,218         1,341,647
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

     DEFERRED TAX

     Significant components of the Company's deferred income tax liabilities are as follows:

                                                                 December 31,            December 31,
                                                                    2001             2002           2002
                                                                ------------       --------        -------
                                                                    RMB               RMB             US$
     Deferred tax liabilities:
     Interest capitalization                                      (406,000)        (406,000)       (49,050)
                                                                  --------         --------        -------
     Total deferred tax liabilities                               (406,000)        (406,000)       (49,050)
                                                                  ========         ========        =======

     Significant components of deferred income tax assets are as follows:

                                                                December 31,               December 31,
                                                                  2001                 2002             2002
                                                                ------------        -----------      ----------
                                                                    RMB                 RMB              US$
     Deferred tax assets:
     Net operating loss carry forwards                                    -          12,556,000       1,516,920
     Inventory valuation                                                  -           1,395,000         168,533
     Depreciation and amortization                                8,114,000           8,968,000       1,083,445
                                                                 ----------         -----------      ----------
     Total deferred tax assets                                    8,114,000          22,919,000       2,768,898
     Valuation allowance                                         (8,114,000)        (22,919,000)     (2,768,898)
                                                                 ----------         -----------      ----------
     Total net deferred tax assets                                        -                   -               -
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

BHA AERO COMPOSITE PARTS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS - Continued

     Other payables to investors are as follows:

                                                        December 31,            December 31,
                                                            2001            2002           2002
                                                        ------------     ---------      -----------
                                                            RMB             RMB              US$
     Royalty fee payables:
         Hexcel Corporation                                      -          80,559           9,733
         Boeing                                                  -          40,279           4,866
     China Aviation                                              -          60,419           7,299
                                                         ---------       ---------       ---------
                                                                 -               -          21,898
                                                         ---------       ---------       ---------

     Temporary advance:
         Hexcel Corporation                                275,991         275,991          33,344
                                                         ---------       ---------       ---------

     Reimbursements:
         Hexcel Corporation                              1,218,523       7,139,157         862,498
         Boeing                                                  -       2,050,271         247,698
                                                         ---------       ---------       ---------
                                                         1,218,523       9,189,428       1,110,196
                                                         ---------       ---------       ---------
                                                         1,494,514       9,646,676       1,165,438
                                                         =========       =========       =========

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

February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003

                                                                     SCHEDULE II

                      HEXCEL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT         CHARGED                            BALANCE
                                                    BEGINNING         (CREDITED)        DEDUCTIONS       AT END OF
(IN MILLIONS)                                        OF YEAR          TO EXPENSE         AND OTHER          YEAR
------------------------------------------------------------------------------------------------------------------
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