Form 10-Q
period 2003-03-31
HEXCEL CORP /DE/
filed 2003-05-15
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Registrant’s telephone number, including area code: (203) 969-0666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
COMMON STOCK	38,661,884

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$13.1	$8.2
Accounts receivable, net	141.0	117.3
Inventories, net	126.6	113.6
Prepaid expenses and other assets	9.6	9.2
Total current assets	290.3	248.3

Property, plant and equipment	644.6	642.8
Less accumulated depreciation	(342.4)	(333.4)
Net property, plant and equipment	302.2	309.4

Goodwill, net	75.1	74.4
Investments in affiliated companies	33.6	34.0
Other assets	44.9	42.0

Total assets	$746.1	$708.1

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$9.0	$621.7
Accounts payable	73.9	54.9
Accrued liabilities	87.4	102.5
Total current liabilities	170.3	779.1

Long-term notes payable and capital lease obligations	522.9	—
Other non-current liabilities	58.5	56.4
Total liabilities	751.7	835.5

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at March 31, 2003	96.9	—

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at March 31, 2003 and at December 31, 2002	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 39.9 shares issued and outstanding at March 31, 2003, and 100.0 shares of stock authorized, and 39.8 shares issued and outstanding at December 31, 2002	0.4	0.4
Additional paid-in capital	311.7	288.2
Accumulated deficit	(384.7)	(381.5)
Accumulated other comprehensive loss	(16.4)	(21.2)
	(89.0)	(114.1)
Less – Treasury stock, at cost, 1.3 shares at March 31, 2003 and at December 31, 2002	(13.5)	(13.3)
Total stockholders’ equity (deficit)	(102.5)	(127.4)

Total liabilities and stockholders’ equity (deficit)	$746.1	$708.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended March 31,
(In millions, except per share data)	2003	2002
Net sales	$228.6	$222.1
Cost of sales	182.6	182.5

Gross margin	46.0	39.6

Selling, general and administrative expenses	23.8	21.6
Research and technology expenses	4.3	4.0
Business consolidation and restructuring expenses	0.7	0.7
Operating income	17.2	13.3
Interest expense	13.7	17.6
Loss on the early retirement of debt	4.0	—
Loss before income taxes	(0.5)	(4.3)
Provision for income taxes	2.3	2.5
Loss before equity in earnings	(2.8)	(6.8)
Equity in losses of affiliated companies	(0.4)	(2.4)
Net loss	(3.2)	(9.2)
Deemed preferred dividends and accretion	(0.5)	—
Net loss available to common shareholders	$(3.7)	$(9.2)

Net loss per common share:
Basic	$(0.10)	$(0.24)
Diluted	$(0.10)	$(0.24)

Weighted average common shares outstanding:
Basic	38.5	38.2
Diluted	38.5	38.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Quarter Ended March 31,
(In millions)	2003	2002
Cash flows from operating activities
Net loss	$(3.2)	$(9.2)
Reconciliation to net cash used for operating activities:
Depreciation	12.5	11.8
Amortization of debt discount and deferred financing costs	1.0	1.0
Deferred income taxes	0.2	0.2
Business consolidation and restructuring expenses	0.7	0.7
Business consolidation and restructuring payments	(2.8)	(9.4)
Equity in losses of affiliated companies	0.4	2.4
Loss on early retirement of debt	4.0	—
Working capital changes and other	(25.4)	(8.6)
Net cash used for operating activities	(12.6)	(11.1)

Cash flows from investing activities
Capital expenditures	(2.3)	(1.8)
Net cash used for investing activities	(2.3)	(1.8)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	12.0	—
Proceeds from issuance of 9-7/8% senior secured notes, net of discount	123.7	—
Proceeds from (repayments of) senior credit facility, net	(179.7)	8.2
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	1.0	(1.9)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—
Issuance costs related to debt and equity offerings	(14.1)	—
Activity under stock plans	0.1	0.1
Net cash provided by financing activities	21.1	6.4
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.4)
Net increase (decrease) in cash and cash equivalents	4.9	(7.9)
Cash and cash equivalents at beginning of quarter	8.2	11.6
Cash and cash equivalents at end of quarter	$13.1	$3.7

Supplemental Data:
Cash interest paid	$24.5	$25.6
Cash taxes paid	$2.8	$1.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America, and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2003 and the results of operations and cash flows for the quarters ended March 31, 2003 and 2002.  The condensed consolidated balance sheet of the Company as of December 31, 2002 was derived from the audited 2002 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2003 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A (Amendment No. 2).

Note 2 – Refinancing of Capital Structure

On March 19, 2003, the Company completed the refinancing of its balance sheet with the issuance of mandatorily redeemable convertible preferred stock for $125.0 million in cash, the issuance of $125.0 million principal amount of 9-7/8% senior secured notes due 2008, and the establishment of a new $115.0 million senior secured credit facility due 2008.  The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of the Company’s 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The remaining advances under the then existing senior credit facility, after the application of the equity proceeds, were repaid with proceeds from the issuance of the 9-7/8% senior secured notes due 2008 and modest drawings under the new senior secured credit facility.  In connection with the refinancing, the Company incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  Refer to Notes 6 and 7 for further information on the refinancing transactions.

Note 3 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods.  As of March 31, 2003, the Company had several on-going stock-based compensation plans, including stock options, restricted stock and various forms of restricted stock unit awards.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net loss and net loss per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial

Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the quarters ended March 31, 2003 and 2002 are as follows:

(in millions, except per share data)	3/31/03	3/31/02

Net loss:
Net loss available to common shareholders, as reported	$(3.7)	$(9.2)
Add: Stock-based compensation expense included in reported net income	0.3	0.2
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1.2)	(1.8)
Pro forma net loss	$(4.6)	$(10.8)

Net loss per common share:
Basic net loss per common share:
As reported	$(0.10)	$(0.24)
Pro forma	$(0.12)	$(0.28)

Diluted net loss per common share:
As reported	$(0.10)	$(0.24)
Pro forma	$(0.12)	$(0.28)

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 12).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the first quarter of 2003 and 2002 was $1.77 and $1.96, respectively, and estimated using the Black-Scholes model with the following weighted-average assumptions:

	3/31/03	3/31/02
Expected life (in years)	4	5
Interest rate	3.12%	2.78%
Volatility	78.09%	88.6%
Dividend yield	—	—

Note 4 — Inventories

(In millions)	3/31/03	12/31/02
Raw materials	$49.7	$40.7
Work in progress	39.2	37.6
Finished goods	37.7	35.3
Total inventories	$126.6	$113.6

Note 5 - Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of March 31, 2003 and December 31, 2002, and activity of the Company’s two remaining programs for the quarter ended March 31, 2003, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	0.6	0.6
Change in estimated expenses	0.3	(0.2)	0.1
Net business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(1.9)	(0.9)	(2.8)
Balance as of March 31, 2003	$6.4	$2.0	$8.4

November 2001 Program

During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market.  For the quarter ended March 31, 2003, the Company recognized $0.2 million of business consolidation and restructuring expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, $0.3 million of additional severance expense was recognized in the first quarter of 2003 due to a change in estimate, while accrued liabilities for facility and equipment was reduced by $0.2 million.

For the quarter ended March 31, 2002, the Company recognized $0.3 million expense for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Current period expenses	—	0.2	0.2
Change in estimated expenses	0.3	(0.2)	0.1
Net business consolidation and restructuring expenses	0.3	—	0.3
Cash expenditures	(1.9)	(0.5)	(2.4)
Balance as of March 31, 2003	$6.2	$2.0	$8.2

September 1999 Program

As a result of several substantial business acquisitions, the Company initiated a business consolidation program in September 1999.  The primary purpose of the program was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities.  Due to aerospace industry requirements to “qualify” specific equipment and manufacturing processes for certain products, some business consolidation actions have taken over three years to complete.  These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.  For both of the quarters ended March 31, 2003 and 2002, the Company recognized $0.4 million of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$0.2	$—	$0.2
Current period expenses	—	0.4	0.4
Cash expenditures	—	(0.4)	(0.4)
Balance as of March 31, 2003	$0.2	$—	$0.2

Note 6 - Mandatorily Redeemable Convertible Preferred Stock

On March 19, 2003, Hexcel received $119.8 million, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock.  Hexcel issued 77,875 shares of each series to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  Separately, Hexcel issued 47,125 shares of each series to investment funds controlled by affiliates of The Goldman Sachs Group, Inc., a related party.  Upon issuance, the total number of Hexcel’s outstanding common shares, including potential shares issuable upon conversion of both of the new series of convertible preferred stocks, increased from approximately 38.6 million shares to approximately 88.4 million shares.  In addition, an increase in the common shares authorized for issuance from 100.0 million shares to 200.0 million shares was approved by the shareholders on March 18, 2003.

The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company’s discretion.  Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price.  The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00.  Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share.  The preferred stockholders are entitled to vote on an as converted basis with Hexcel’s common stockholders.

Commencing on the third anniversary of the original issuance, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  The series B preferred stock does not accrue dividends.

The issuance of the series A and series B convertible preferred stock will result in certain deductions being recognized in the Company’s consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed.  These deductions are reported under a caption “Deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  For the first quarter of 2003, the Company recognized deemed preferred dividends and accretion of $0.5 million.

“Deemed preferred dividends and accretion” is composed of four components:  accrued dividends, discount, beneficial conversion feature, and deferred issuance costs.  The accretion of these components is a non-cash expense at the time of recognition.  However, cash may be utilized to pay future dividends and/or for the redemption of the preferred stock.  In addition, in each instance, the components are accrued over the life of the convertible preferred stock using the effective interest method.

The beneficial conversion feature to be accreted over the term of the convertible preferred stock has been estimated as $23.4 million.  The beneficial conversion feature is the difference between the proceeds received from the issuance of the series A and series B convertible preferred stock, net of commitment fees, and the deemed fair market value at the closing of the Company’s common stock into which the series A and series B convertible preferred stock is convertible.  The deemed fair market value of the Company’s common stock was calculated based upon the average price of the Company’s common stock on March 19, 2003 of $2.93 per share.

Note 7 - Notes Payable and Capital Lease Obligations

(In millions)	3/31/03	12/31/02
Senior secured credit facility, due 2008	$12.0	$—
Senior credit facility, due 2004	—	179.7
European credit and overdraft facilities	2.6	0.2
9.875% senior secured notes, due 2008, net of unamortized discount of $1.3 as of March 31, 2003	123.7	—
9.75% senior subordinated notes, due 2009, net of unamortized discount of $1.1 as of March 31, 2003 and $1.2 as of December 31, 2002	338.9	338.8
7.0% convertible subordinated notes, due 2003	—	46.9
7.0% convertible subordinated debentures, due 2011	22.7	22.7
Total notes payable	499.9	588.3
Capital lease obligations	32.0	33.4
Total notes payable and capital lease obligations	$531.9	$621.7

Notes payable and current maturities of long-term liabilities	$9.0	$621.7
Long-term notes payable and capital lease obligations, less current maturities	522.9	—
Total notes payable and capital lease obligations	$531.9	$621.7

Senior Secured Credit Facility, due 2008

On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a new syndicate of lenders led by Fleet Capital Corporation as agent.  The credit facility matures on March 31, 2008.  In addition to Hexcel Corporation, the borrowers under the credit facility are Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also requires the payment of customary fees and expenses.

All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s French and U.K. first-tier holding companies and certain foreign intercompany notes.  This pledge of foreign stock and these foreign intercompany notes is on an equal basis with a substantially identical pledge of such stock and foreign intercompany notes given to secure the obligations under the senior secured notes.  The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

Hexcel is required to maintain various financial covenant ratios throughout the term of the credit facility.  These financial covenants set maximum values for the Company’s leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company’s fixed charge coverage ratio for any fiscal quarter-end.  These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K/A (Amendment No. 1).

The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt.  The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

At March 31, 2003, the Company had borrowings of $12.0 million under this facility.  After taking into account a borrowing base of $77.8 million, less advances, letters of credit outstanding and other adjustments, the Company had undrawn revolver and overdraft availability under the facility of $40.0 million as of March 31, 2003.

Hexcel is able to issue letters of credit up to $50.0 million under this facility.  At March 31, 2003, Hexcel had issued letters of credit totaling $25.8 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company had a standby letter of credit of $1.3 million outstanding at March 31, 2003, that was separate from this facility.

Senior Secured Notes, due 2008

Also on March 19, 2003, the Company issued, through a private placement under Rule 144A, $125.0 million of 9-7/8% senior secured notes at a price of 98.952% of face value.  Interest on the notes is payable on April 1st and October 1st of each year.  The first payment will be made on October 1, 2003.   The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel’s French and U.K. first-tier holding companies.  This pledge of foreign stock and the pledge of certain foreign intercompany notes is on an equal basis with a substantially identical pledge of such foreign stock and foreign intercompany notes given to secure the obligations under the Company’s new senior secured credit facility, described above.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.  Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes.  The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value or the appraised value of Hexcel’s domestic property, plant and equipment pledged to the noteholders.

The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

Hexcel has agreed, under a registration rights agreement, to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission (“SEC”) and will not have any restrictions on transfer.  In the event that Hexcel cannot effect such an exchange, Hexcel will be required to file a shelf registration statement with the SEC to permit the noteholders to resell their notes generally without restriction.

Classification of Debt and Capital Lease Obligations

As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would have caused the Company to violate one or more financial covenants in the Company’s then existing debt agreements.  The Company also required an amendment of its then existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility.  As the anticipated refinancing of the Company’s capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations were classified as current at December 31, 2002.

As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company’s ability to meet its scheduled 2003 debt maturities and comply with its debt covenants have been resolved.  Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003.  With these uncertainties resolved, substantially all of the Company’s debt was reclassified to long-term at March 31, 2003 reflecting the new scheduled debt maturities.

Note 8 – Net Loss Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2003	2002
Basic net loss:
Net loss	$(3.2)	$(9.2)
Deemed preferred dividends and accretion	(0.5)	—
Net loss available to common shareholders	$(3.7)	$(9.2)
Weighted average common shares outstanding	38.5	38.2

Basic net loss per common share:
Net loss	$(0.09)	$(0.24)
Deemed preferred dividends and accretion	(0.01)	—
Basic net loss per common share	$(0.10)	$(0.24)

Diluted net loss:
Net loss	$(3.2)	$(9.2)
Deemed preferred dividends and accretion	(0.5)	—
Net loss available to common shareholders	$(3.7)	$(9.2)
Weighted average common shares outstanding	38.5	38.2

Diluted net loss per common share:
Net loss	$(0.09)	$(0.24)
Deemed preferred dividends and accretion	(0.01)	—
Diluted net loss per common share	$(0.10)	$(0.24)

The assumed conversion of the Company’s convertible subordinated notes, due 2003, exchangeable for 3.0 million common shares, convertible subordinated debentures, due 2011, exchangeable for 0.7 million common shares, and 9.4 million shares underlying outstanding stock options and restricted stock units were excluded from the computations of diluted net loss per common share for the quarter ended March 31, 2003, as they were anti-dilutive.  In addition, the Company’s recently issued mandatorily redeemable convertible preferred stock, convertible into 49.8 million common shares, was excluded from the March 31, 2003 computation of diluted net loss per common share, as it was also anti-dilutive.  In the first quarter of 2003, proceeds from the sale of the mandatorily redeemable convertible preferred stock were used to provide for the redemption of the remaining $46.9 million principal amount of the convertible subordinated notes, due 2003.

The assumed conversion of the Company’s convertible subordinated notes, due 2003, exchangeable for 3.0 million common shares, convertible subordinated debentures, due 2011, exchangeable for 0.8 million common shares, and 8.9 million shares underlying outstanding stock options and restricted stock units were excluded from the computations of diluted net loss per common share for the quarter ended March 31, 2002, as they were anti-dilutive.

Note 9 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive loss for the quarters ended March 31, 2003 and 2002 were as follows:

	Quarter Ended March 31,
(In millions)	2003	2002
Net loss available to common shareholders	$(3.7)	$(9.2)
Currency translation adjustment	3.3	(5.0)
Net unrealized gains or losses on financial instruments	1.5	(0.3)
Comprehensive income (loss)	$1.1	$(14.5)

Note 10 – Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  The aggregate notional amount of these contracts was $45.9 million at March 31, 2003 and $58.0 million at December 31, 2002.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2003 and 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized as a component of “accumulated other comprehensive loss” was a net gain of $4.9 million and a net loss of $6.2 million, respectively.  Over the next twelve months, approximately $2.8 million of unrealized gains recorded in accumulated other comprehensive loss are expected to be reclassified into earnings as the hedged sales are recorded.

Note 11 – Segment Information

The financial results for Hexcel’s business segments are prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions.  Hexcel evaluates the performance of its operating segments based on operating income, and generally accounts for intersegment sales based on arm’s length prices.  Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

Financial information for the Company’s segments for the quarters ended March 31, 2003 and 2002, is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

First Quarter 2003
Net sales to external customers	$57.9	$147.5	$23.2	$—	$228.6
Intersegment sales	23.0	5.3	—	—	28.3
Total sales	80.9	152.8	23.2	—	256.9

Operating income (loss)	3.9	18.8	1.2	(6.7)	17.2
Depreciation	4.3	7.6	0.6	—	12.5
Business consolidation and restructuring expenses	0.1	0.6	—	—	0.7
Capital expenditures	1.3	1.0	—	—	2.3

First Quarter 2002
Net sales to external customers	$62.0	$131.7	$28.4	$—	$222.1
Intersegment sales	18.2	4.7	—	—	22.9
Total sales	80.2	136.4	28.4	—	245.0

Operating income (loss)	3.6	15.0	0.9	(6.2)	13.3
Depreciation	4.0	7.1	0.7	—	11.8
Business consolidation and restructuring expenses	0.3	0.4	—	—	0.7
Capital expenditures	0.5	1.3	—	—	1.8

Goodwill

The gross carrying amount and accumulated amortization of goodwill for the Company’s segments as of March 31, 2003 and December 31, 2002, are as follows:

	March 31, 2003			December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reinforcements	$69.9	$29.8	$40.1	$69.9	$29.8	$40.1
Composites	32.3	13.9	18.4	31.1	13.4	17.7
Structures	23.5	6.9	16.6	23.5	6.9	16.6
Goodwill	$125.7	$50.6	$75.1	$124.5	$50.1	$74.4

Note 12 – Taxes

The Company’s tax provision of $2.3 million and $2.5 million in the first quarter of 2003 and 2002, respectively, was primarily for taxes on European income, and reflects the impact of a non-cash valuation allowance attributable to currently generated U.S. net operating losses.  The Company will continue to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations generate income in future years to utilize the net operating losses in full.

The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarters ended March 31, 2003 and 2002 are as follows:

	Quarter Ended March 31, 2003
	U.S.	Europe	Total
Income (loss) before income taxes	$(7.2)	$6.7	$(0.5)
Provision for income taxes	0.1	2.2	2.3

Income (loss) before equity in losses of affiliated companies	$(7.3)	$4.5	$(2.8)

	Quarter Ended March 31, 2002
	U.S.	Europe	Total
Income (loss) before income taxes	$(11.2)	$6.9	$(4.3)
Provision for income taxes	0.1	2.4	2.5

Income (loss) before equity in losses of affiliated companies	$(11.3)	$4.5	$(6.8)

Net Operating Loss Carryforwards

As of March 31, 2003, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $92.3 million and $7.2 million, respectively.  As a result of the Company’s issuance of mandatorily redeemable convertible preferred stock (described in Note 6), the Company has experienced an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses created prior to March 19, 2003 against future U.S. taxable income to $5.3 million annually.

Note 13 – Investments in Affiliated Companies

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  Accordingly, FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their “primary beneficiaries” if the entities do not effectively disperse “equity investment risks” among the parties involved.  Variable interest entities that effectively disperse risks are not to be consolidated.  However, the following additional disclosures are required for an enterprise that holds a significant interest in a “variable interest entity” but is not the primary beneficiary:  (i) the nature of its involvement and when the involvement began, (ii) the nature, purpose, size and activities of the entity, and (iii) the enterprise’s maximum exposure to loss as a result of its involvement.

The Company has considered its equity investments and believes that certain of these investments would be considered “variable interest entities.”  However, management believes that the Company is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities in its accounts.  The Company has made, below, the necessary additional disclosures.

In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China.  BHA Aero began deliveries in the first half of 2002 with no significant revenues to date.  Also in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Asian Composites began shipping composite structures to customers during the second half of 2001, and currently has less than $2.5 million in quarterly revenues.  At March 31, 2003, Hexcel had an equity investment balance of $3.7 million and an aggregate receivable balance of $2.8 million related to these joint ventures.  In addition, the Company has an outstanding letter of credit of $11.1 million supporting a loan to BHA Aero.  Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan; and a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the United States.  Clark-Schwebel Tech-Fab Company was converted into a limited liability company on March 27, 2003 and changed its legal name to TechFab LLC (“TechFab”).  Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications.  In 2001, Hexcel recognized an impairment charge for its entire equity investment in Interglas, as the entity’s net losses were deemed to be other than temporary.  In 2002, Hexcel agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel.  Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million.  The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company’s joint venture partner to purchase the Company’s remaining ownership interest in the joint venture for $23.0 million.  The options are simultaneously effective for a six-month period beginning July 1, 2003.  Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million.  TechFab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  TechFab has approximately $25 million in annual revenues, generating approximately $3 million in net income.  At March 31, 2003, Hexcel had an equity investment balance in TechFab of $6.7 million.    Hexcel has no other significant exposures to loss with these joint ventures.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  DHL has annual revenues of approximately $10 million without any notable net income.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at March 31, 2003.  However, Hexcel is contingently liable to pay DIC up to $1.5 million with respect to DHL’s debt under certain defined circumstances through January 31, 2004, unless renewed.  This contingent liability will cease upon DHL’s repayment of the underlying loan.

Note 14 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  Warranty expense for the quarter ended March 31, 2003, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at March 31, 2003 and December 31, 2002 was as follows:

(in millions)	Product Warranties
Balance as of December 31, 2002	$4.0
Warranty expense	1.4
Deductions and other	(0.3)
Balance as of March 31, 2003	$5.1

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

	Quarter Ended March 31,
(In millions, except per share data)	2003	2002
Net sales	$228.6	$222.1
Gross margin%	20.1%	17.8%
Operating income	$17.2	$13.3
Operating income%	7.5%	6.0%
Loss on early retirement of debt	$4.0	$—
Provision for income taxes (a)	$2.3	$2.5
Equity in losses of affiliated companies	$(0.4)	$(2.4)
Net loss	$(3.2)	$(9.2)
Deemed preferred dividends and accretion	$(0.5)	$—
Net loss available to common shareholders	$(3.7)	$(9.2)
Diluted net loss per common share	$(0.10)	$(0.24)

(a)          The provision for income taxes primarily reflects taxes on European income and the impact of the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses.

Significant Transactions

On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008 (refer to Notes 6 and 7 to the accompanying condensed consolidated financial statements).

The proceeds from the sale of the convertible preferred stock have been used to provide for the redemption of $46.9 million principal amount of the Company’s 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the then existing senior credit facility.  The remaining advances under the then existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company’s new 9-7/8% senior secured notes and new senior secured credit facility.

Results of Operations

Net Sales:  Net sales of $228.6 million for the first quarter of 2003 were 2.9% higher than the first quarter of 2002 net sales of $222.1 million, driven by improved sales to defense applications and the impact of changes in foreign currency exchange rates.  Since the end of the first quarter of 2002, the Euro has strengthened against the U.S. dollar by approximately 24%, increasing the dollar value of sales made in Euros.  Had the same U.S. dollar, British pound and Euro exchange rates applied in the first quarter of 2003 as in the first quarter of 2002, net sales for the first quarter of 2003 would have been $14.5 million lower, or $214.1 million.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2003 and 2002, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Quarter 2003
Reinforcements	$13.5	$29.8	$—	$14.6	$57.9
Composites	75.1	37.0	35.4	—	147.5
Structures	18.2	—	5.0	—	23.2
Total	$106.8	$66.8	$40.4	$14.6	$228.6
	47%	29%	18%	6%	100%
First Quarter 2002 (a)
Reinforcements	$12.4	$33.1	$—	$16.5	$62.0
Composites	66.3	33.9	31.5	—	131.7
Structures	24.7	—	3.7	—	28.4
Total	$103.4	$67.0	$35.2	$16.5	$222.1
	47%	30%	16%	7%	100%

(a)          The 2002 amounts have been reclassified for comparative purposes.

Commercial aerospace net sales increased 3.3% to $106.8 million for the first quarter of 2003, as compared to net sales of $103.4 million for the first quarter of 2002.  This increase was primarily due to foreign currency exchange rates changes on Hexcel’s commercial aerospace sales denominated in non-U.S. dollar currencies.  The Company has now been supplying its products for several quarters at a rate equivalent to its customers’ anticipated 2003 commercial aircraft deliveries.  While the downturn in commercial aircraft deliveries appears to have leveled off, revenues in the quarter were higher than the fourth quarter of 2002 reflecting some seasonality in customer demand.

Industrial net sales for the first quarter of 2003 of $66.8 million were almost the same as the net sales of $67.0 million reported in the first quarter of 2002.  The strength of the Euro inflated the value of the sales of the Company’s products sold in Euros compared to the first quarter of 2002, such as wind energy, architectural and recreational product applications.  After a slow start, reinforcement fabrics used in military body armor increased sharply late in the quarter.  However, ballistic sales for the quarter were lower than the record levels achieved in the first quarter of 2002.  After discounting the impact of the stronger Euro, sales of composite materials used in other non-aerospace applications were comparable to the same quarter last year.

Space and defense net sales of $40.4 million for the first quarter of 2003 continued to display the benefits of increasing military aircraft production, with a 14.8% year-over-year increase.  The Company benefits from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs.  Sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production.  The benefits the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will depend upon the timing and extent of program funding.

Electronics net sales were $14.6 million in the first quarter of 2003, within the range of what the Company has seen since the downturn in the global electronics industry that began in early 2001.  Net sales were slightly up from the previous quarter but down against last year’s first quarter revenues; however, management does not believe these results are indicative of any significant change in business trends.

Gross Margin:  Gross margin for the first quarter of 2003 was $46.0 million, or 20.1% of net sales, compared to gross margin of $39.6 million, or 17.8% of net sales, for the first quarter of 2002.  The improvement in gross margin as a percentage of sales reflects the benefits obtained from the Company’s cost reduction programs, as operations have adjusted to lower levels of production.  Depreciation for the 2003 first quarter was $12.5 million compared to $11.8 million in the first quarter of 2002.  The increase in depreciation primarily reflects changes in foreign currency exchange rates.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were $23.8 million, or 10.4% of net sales, for the first quarter of 2003, compared with $21.6 million, or 9.7% of net sales, for the first quarter of 2002.  Included in SG&A expenses for the 2003 first quarter were $0.3 million of expenses incurred in connection with the refinancing transactions.  The increase in SG&A expenses primarily reflected higher foreign currency exchange rates, as the U.S. dollar had weakened against the British pound and Euro since the end of the first quarter of 2002.

Research and Technology Expenses:  Research and technology expenses for the first quarter of 2003 were $4.3 million, or 1.9% of net sales, compared with $4.0 million, or 1.8% of net sales, for the first quarter of 2002.

Operating Income:  Operating income was $17.2 million, or 7.5% of net sales, in the first quarter of 2003, compared with $13.3 million, or 6.0% of net sales, in the first quarter of 2002.  The increase in operating income was driven by gross margin improvements, slightly offset by higher SG&A and research and technology expenses.  Business consolidation and restructuring expenses were $0.7 million in the first quarters of both 2003 and 2002.

Interest Expense:  Interest expense was $13.7 million for the first quarter of 2003, compared to $17.6 million for the first quarter of 2002.  Included in interest expense in the first quarter of 2002 were $1.7 million of fees and expenses incurred in connection with a bank amendment of the then existing senior credit facility.  Excluding these fees and expenses, interest expense declined $2.2 million due to lower debt balances and lower weighted average interest rates.

Early Retirement of Debt:  In connection with the refinancing of its capital structure, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs related to the senior credit facility due 2004 and the 7.0% convertible subordinated notes due 2003.

Taxes:  The Company’s tax provision of $2.3 million and $2.5 million in the first quarter of 2003 and 2002, respectively, was primarily for taxes on European income and reflects the impact of a non-cash valuation allowance attributable to currently generated U.S. net operating losses.  The Company will continue to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations generate income in future years to utilize the net operating losses in full (refer to Note 12 to the accompanying condensed consolidated financial statements).

Equity in Losses of Affiliated Companies:  Equity in losses of affiliated companies for the first quarter of 2003 was $0.4 million, primarily reflecting losses reported by the Structures’ joint ventures in China and Malaysia as they continue to ramp up production of aerospace composite structures offset by income from the TechFab joint venture.  This compares with equity in losses of affiliated companies of $2.4 million for the first quarter of 2002.  Equity in losses for the first quarter of 2002 included losses from the Company’s Japanese electronic materials joint venture.  These losses by affiliates do not affect the Company’s cash flows.

Deemed Preferred Dividends and Accretion:  For the first quarter of 2003, the Company recognized deemed preferred dividends and accretion of $0.5 million.  Until such time as the convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.  Refer to Note 6 to the accompanying condensed consolidated financial statements.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of March 31, 2003 and December 31, 2002, and activity of the Company’s two remaining programs for the quarter ended March 31, 2003, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	0.6	0.6
Change in estimated expenses	0.3	(0.2)	0.1
Net business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(1.9)	(0.9)	(2.8)
Balance as of March 31, 2003	$6.4	$2.0	$8.4

November 2001 Program

During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market.  For the quarter ended March 31, 2003, the Company recognized $0.2 million of business consolidation and restructuring expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, $0.3 million of additional severance expense was recognized in the first quarter of 2003 due to a change in estimate, while accrued liabilities for facility and equipment was reduced by $0.2 million.  Cash expenditures for this program were $2.4 million during the first quarter of 2003, leaving an accrued liability balance of $8.2 million at March 31, 2003.

For the quarter ended March 31, 2002, the Company recognized $0.3 million expense for equipment relocation and re-qualification costs that are expensed as incurred.

September 1999 Program

As a result of several substantial business acquisitions, the Company initiated a business consolidation program in September 1999.  The primary purpose of the program was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities.  Due to aerospace industry requirements to “qualify” specific equipment and manufacturing processes for certain products, some business consolidation actions have taken over three years to complete.  These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.  For both of the quarters ended March 31, 2003 and 2002, the Company recognized $0.4 million of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  An accrued liability balance of $0.2 million relating this program remained at March 31, 2003.

Financial Condition

Liquidity:  As of March 31, 2003, the Company’s total debt, net of cash, was $518.8 million, a decrease of $94.7 million from $613.5 million as of December 31, 2002.  The reduction in debt in the quarter arising from the refinancing transactions was $112.0, net of expenses.  Excluding the benefit of the refinancing transactions, total debt, net of cash, increased by $17.3 million primarily driven by the timing of the Company’s semi-annual interest payments and higher working capital due to increased sales compared to the fourth quarter of 2002.

As of March 31, 2003, the Company had cash and cash equivalents of $13.1 million and undrawn availability under its new Senior Secured Credit Facility of $40.0 million.  Undrawn availability is the net of the borrowing base as of March 31, 2003 of $77.8 million less advances under the facility and letters of credit.  In addition, the Company has available European credit and overdraft facilities which can be utilized to meet short-term working capital and operating cash requirements.

Credit Facility:  On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a new syndicate of lenders led by Fleet Capital Corporation as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

Hexcel is required to maintain various financial ratios throughout the term of the credit facility.  These financial covenants set maximum values for the Company’s leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company’s fixed charge coverage ratio for any fiscal quarter-end.  These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K/A (Amendment No. 1).

The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt.  The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

Under this facility, Hexcel is able to issue letters of credit up to $50.0 million.  At March 31, 2003, Hexcel had issued letters of credit totaling $25.8 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company had a standby letter of credit of $1.3 million outstanding at March 31, 2003, that was separate from this facility.

Operating Activities:  Net cash used for operating activities was $12.6 million in the first quarter of 2003 as compared to net cash used for operating activities of $11.1 million in the first quarter of 2002.  The year-on-year increase in cash used for operating activities was primarily due to higher working capital requirements, such as inventory and receivables, in the first quarter of 2003 as sales increased

compared to the fourth quarter of 2002.   Partially offsetting the increase in working capital requirements, the Company had a smaller net loss and lower business consolidation and restructuring payments during the first quarter of 2003 as compared to the first quarter of 2002.  The Company also recognized a $4.0 loss on early retirement in the first quarter of 2003 related to the write-off of unamortized deferred financing costs as a result of the Company’s balance sheet refinancing.

Investing Activities:  Net cash used for investing activities was $2.3 million in the first quarter of 2003 compared with $1.8 million used in the first quarter of 2002, reflecting a slight increase in capital expenditures.  The Company expects that its capital expenditures will be less than $25.0 million in 2003.

Financing Activities:  Net cash provided by financing activities was $21.1 million in the first quarter of 2003 and $6.4 million in the first quarter of 2002.  On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9-7/8% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility.  The proceeds from the sale of convertible preferred securities were used to provide for the redemption of $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The Company repaid the remaining advances under the existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company’s new 9-7/8% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility.  In connection with the refinancing, the Company paid $14.1 million of issuance costs in the first quarter of 2003.  During the first quarter of 2002, the Company had net borrowings from its credit facilities of $8.2 million and made repayments of long-term debt and capital lease obligations of $1.9 million.

Financial Obligations and Commitments:  As of March 31, 2003, current maturities of notes payable and capital lease obligations were $9.0 million with no substantial debt repayments due until 2008.  Drawings under the European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility totaling $2.6 million at March 31, 2003 are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The 7.0% convertible subordinated debentures, due 2011, have an annual mandatory redemption of $1.8 million through a sinking fund.  The next sinking fund payment is required prior to August 1, 2004.

Total letters of credit issued and outstanding were $27.5 million as of March 31, 2003, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero Composite Parts Co., Ltd joint venture in China.  While the letters of credit issued on behalf of the Company will expire under their terms in 2003, most, if not all, will be re-issued.

Hexcel is contingently liable to pay Dainippon Ink and Chemicals, Inc (“DIC”) up to $1.5 million with respect to DIC-Hexcel Limited’s (“DHL”) bank debt under certain defined circumstances through January 31, 2004, unless renewed.  This contingent liability will cease upon DHL’s repayment of the underlying loan.  DHL, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Japan, produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.

On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock, which are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company’s discretion.  Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  The series B preferred stock does not accrue dividends.

The following table summarizes the maturities of financial obligations and expiration dates of commitments for the remaining nine months of 2003 and for the years ended 2004 through 2007 and thereafter:

(In millions)

Nine Months 2003

2004

2005

2006

2007

Thereafter

Total

Senior Secured Credit Facility	$—	$—	$—	$—	$—	$12.0	$12.0
European credit and overdraft facilities	2.6	—	—	—	—	—	2.6
9.875% Senior secured notes	—	—	—	—	—	125.0	125.0
9.75% Senior subordinated notes	—	—	—	—	—	340.0	340.0
7.0% Convertible subordinated debentures	—	1.8	1.8	1.8	1.8	15.5	22.7
Capital leases	4.8	6.6	7.0	10.7	0.3	2.6	32.0
Subtotal	7.4	8.4	8.8	12.5	2.1	495.1	534.3
Operating leases	2.2	2.5	2.6	1.7	0.7	2.0	11.7
Total financial obligations	$9.6	$10.9	$11.4	$14.2	$2.8	$497.1	$546.0

Letters of credit	$27.1	$—	$—	$—	$—	$—	$27.1
Other commitments	—	1.5	—	—	—	—	1.5
Total commitments	$27.1	$1.5	$—	$—	$—	$—	$28.6

The Company’s ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets.  The Company’s future performance is subject to certain economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Secured Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs.

For further information regarding the Company’s financial resources, obligations and commitments see Notes 6 and 7 to the accompanying condensed consolidated financial statements and Notes 8, 9 and 16 to the consolidated financial statements of the 2002 Annual Report on Form 10-K/A (Amendment No. 2).

Critical Accounting Policies

For information regarding the Company’s critical accounting policies, refer to the Company’s 2002 Annual Report on Form 10-K/A (Amendment No. 1).

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133

(“FAS 133”).  FAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company is currently reviewing the provisions of this recently issued accounting standard, but does not anticipate a material impact to its consolidated financial position or results of operations upon adoption.

Forward-Looking Statements and Risk Factors

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2003 and beyond; (c) expectations regarding growth in sales to industrial and electronics applications; (d) expectations regarding the Company’s equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (e) expectations regarding working capital trends and capital expenditures; (f) the availability and sufficiency of the new Senior Secured Credit Facility and other financial resources to fund the Company’s worldwide operations in 2003 and beyond; and (g) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.  Additional information regarding these factors is contained in Hexcel’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.  In addition to other factors that affect Hexcel’s operating results and financial position, neither past financial performance nor the Company’s expectations should be considered reliable indicators of future performance.  Investors should not use historical trends to anticipate results or trends in future periods.  Further, the Company’s stock price is subject to volatility.  Any of the factors discussed above could have an adverse impact on the Company’s stock price.  In addition, failure of sales or income in any quarter to meet the investment community’s expectations, as well as broader market trends, can have an adverse impact on the Company’s stock price.  The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of its global operating and financing activities, Hexcel is exposed to various market risks that may affect its consolidated results of operations and financial position.  These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest the Company must pay on certain variable rate debt, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company’s primary currency exposures are in Europe, where the Company has significant business activities.  To a lesser extent, the Company is also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum and certain chemicals.

The Company attempts to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, the Company employs interest rate cap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures.  The use of such financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  The Company does not use financial instruments for trading or speculative purposes.

Interest Rate Risks

The Company’s financial results are affected by interest rate changes on its variable rate debt.  In order to partially mitigate interest rate risks, the Company may from time-to-time enter into interest rate cap agreements and other financial instruments.

Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 44% of 2002 consolidated net sales.  The Company’s European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  The Company also conducts business or has joint venture investments in Japan, China, Malaysia, and Australia, and sells products to customers throughout the world.  The majority of the Company’s transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company’s exposure to short-term currency fluctuations involving these countries.  However, the value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

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

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  The aggregate notional amount of these contracts was $45.9 million at March 31, 2003 and $58.0 million at December 31, 2002.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2003 and 2002, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized as a component of “accumulated other comprehensive loss” was a net gain of $4.9 million and a net loss of $6.2 million, respectively.  Over the next twelve months, approximately $2.8 million of unrealized gains recorded in accumulated other comprehensive loss are expected to be reclassified into earnings as the hedged sales are recorded.

Utility Price Risks

To minimize the exposure of volatility in utility prices, the Company enters into fixed price contracts at certain of its manufacturing locations for a portion of its energy usage for periods of up to three years.  Although these contracts would reduce the risk to the Company during the contract period, future volatility in the cost and supply of energy and natural gas could have an impact on the results of operations of the Company.

For further information regarding the Company’s market risks, refer to the Company’s 2002 Annual Report on Form 10-K/A (Amendment No. 1) and Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the SEC on May 12, 2003.

ITEM 4. Controls and Procedures

As of a date within 90 days of the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

On March 19, 2003, Hexcel received $119.8 million in cash, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock.  Hexcel issued 77,875 shares of each series to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  Separately, Hexcel issued 47,125 shares of each series to investment funds controlled by affiliates of The Goldman Sachs Group, Inc., a related party.  Upon issuance, the total number of Hexcel’s outstanding common shares, including potential shares issuable upon conversion of both of the new series of convertible preferred stocks, increased from approximately 38.6 million shares to approximately 88.4 million shares.  In addition, Hexcel’s certificate of incorporation was amended to increase the common shares authorized for issuance from 100.0 million shares to 200.0 million.

The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company’s election.  Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price.  The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00. Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share.  The preferred stockholders are entitled to vote on an as converted basis with Hexcel’s common stockholders.  In addition, the preferred stockholders rank senior to the common stockholders with respect to claims to the assets of Hexcel in any liquidation, dissolution, bankruptcy or similar proceeding.

The proceeds from the sale of series A and series B convertible preferred stock were used to redeem the remaining $46.9 million principal amount of Hexcel’s 7% convertible subordinated notes due 2003, and to repay outstanding borrowings under Hexcel’s then existing senior credit facility.

The sale of the series A preferred stock and series B preferred stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, which exempts “transactions by an issuer not involving any public offering.”

ITEM 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Hexcel was held on March 18, 2003 (the “Meeting”) in Stamford, Connecticut.  Stockholders holding 31,066,022 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum.  Five proposals were submitted to the Company’s stockholders for a vote at the Meeting, which are described below.

The first proposal (“Proposal 1”) asked stockholders to approve:

•            the issuance and sale of 77,875 shares of Hexcel’s series A convertible preferred stock and 77,875 shares of Hexcel’s series B convertible preferred stock (and the issuance of shares of Hexcel common stock issuable upon conversion of such shares of series A and series B convertible preferred stock) to affiliates of Berkshire Partners LLC and Greenbriar Equity

Group LLC for approximately $77.9 million in cash (before giving effect to certain transaction costs), and

•            the issuance and sale of 47,125 shares of Hexcel’s series A convertible preferred stock and 47,125 shares of Hexcel’s series B convertible preferred stock (and the issuance of shares of Hexcel common stock issuable upon conversion of such shares of series A and series B convertible preferred stock) to affiliates of The Goldman Sachs Group, Inc. for approximately $47.1 million in cash (before giving effect to certain transaction costs).

The second proposal (“Proposal 2”) asked stockholders to approve the amendment of Hexcel’s restated certificate of incorporation to increase the number of shares of common stock that Hexcel is authorized to issue from 100,000,000 to 200,000,000.

The third proposal (“Proposal 3”) asked stockholders to approve the Hexcel Corporation 2003 Incentive Stock Plan.

The fourth proposal (“Proposal 4”) asked stockholders to approve the amendment of Hexcel’s Management Stock Purchase Plan to increase by 200,000 the number of shares available for sale under such plan.

The fifth proposal (“Proposal 5”) asked stockholders to approve the amendment of Hexcel’s Employee Stock Purchase Plan to increase by 150,000 the number of shares available for sale under such plan.

The number of votes cast for and against each Proposal, and the number of abstentions and broker non-votes with respect to each Proposal, is as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 1	28,284,664	2,733,556	47,802	0

Proposal 2	27,690,066	3,342,617	33,339	0

Proposal 3	26,872,303	4,142,695	51,024	0

Proposal 4	27,059,518	3,973,124	33,380	0

Proposal 5	30,642,716	392,531	30,077	0

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Description
3.1

Certificate of Amendment of the Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

3.2	Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended

December 31, 2002, filed on March 31, 2003).

4.1

Indenture, dated as of March 19, 2003 among Hexcel Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 9.875% Senior Secured Notes due 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.2

Certificate of Designation of Series A Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.3

Certificate of Designation of Series B Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.1

Credit and Guaranty Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank, and Fleet Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.2

Security Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Clark-Schwebel Corporation, Hexcel Pottsville Corporation, Clark-Schwebel Holding Corp., CS Tech-Fab Holding, Inc. and Fleet Capital Corporation, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.3

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.4

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003 (incorporated herein by reference to Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.5	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.7	Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.9

Amended and Restated Governance Agreement, dated as of March 19, 2003, among LXH L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Stone Street Fund 2000, L.P. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.10

Stockholders Agreement, dated as of March 19, 2003, among Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Fund V Investment Corp., Berkshire Fund VI Investment Corp., Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P, Greenbriar Equity Fund, L.P. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.11

Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, LXH, L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P. (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.12

Registration Rights Agreement, dated as of March 19, 2003, among Hexcel Corporation, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P. and Greenbriar Equity Fund, L.P. (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.13

Purchase Agreement, dated as of March 7, 2003, among Goldman, Sachs & Co., Fleet Securities, Inc. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.14

Exchange and Registration Rights Agreement dated as of March 19, 2003 among Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation and CS Tech-Fab Holding, Inc. (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.15

Pledge and Security Agreement, dated as of March 19, 2003, between Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation, CS Tech-Fab Holding, Inc. and Hexcel International, and HSBC Bank USA, as Joint Collateral Agent (incorporated herein by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.16

Collateral Agency Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, HSBC Bank USA, as Joint Collateral Agent, Well Fargo Bank Minnesota, National Association, as trustee, and the representatives of the holders of Parity Lien Debt who may become a party thereto (incorporated herein by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.17	Intercreditor and Agency Agreement dated as of March 19, 2003, by and among HSBC Bank USA, as Joint Collateral Agent, Fleet Capital Corporation, as Intercreditor Agent

and Security Trustee, Fleet Capital Corporation, as Administrative Agent under the Existing Credit Facility, Well Fargo Bank Minnesota, National Association, as trustee, and each other Credit Facility Agent that may become a party thereto (incorporated herein by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

Current Report on Form 8-K dated March 20, 2003, announcing the successful completion of the refinancing of Hexcel’s capital structure through the simultaneous closing of three financing transactions:  the sale of convertible preferred stock for $125 million, the issuance of $125 million of 9-7/8% senior secured notes due 2008, and the establishment of a new $115 million senior credit facility.

Current Report on Form 8-K dated March 10, 2003, announcing the pricing of $125 million in principal amount of 9-7/8% senior secured notes due 2008.

Current Report on Form 8-K dated January 27, 2003, relating to Hexcel’s 2002 fourth quarter and year-end results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

May 15, 2003	/s/ William J. Fazio
(Date)	William J. Fazio
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

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ David E. Berges
(Date)	David E. Berges
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

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Stephen C. Forsyth
(Date)	Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Amendment of the Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

3.2

Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.1

Indenture, dated as of March 19, 2003 among Hexcel Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 9.875% Senior Secured Notes due 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.2

Certificate of Designation of Series A Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.3

Certificate of Designation of Series B Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.1

Credit and Guaranty Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank, and Fleet Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.2

Security Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, Clark-Schwebel Corporation, Hexcel Pottsville Corporation, Clark-Schwebel Holding Corp., CS Tech-Fab Holding, Inc. and Fleet Capital Corporation, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.3

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.4

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003 (incorporated herein by reference to Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.5	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.7	Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.9

Amended and Restated Governance Agreement, dated as of March 19, 2003, among LXH L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Stone Street Fund 2000, L.P. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.10

Stockholders Agreement, dated as of March 19, 2003, among Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Fund V Investment Corp., Berkshire Fund VI Investment Corp., Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P, Greenbriar Equity Fund, L.P. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.11

Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, LXH, L.L.C., LXH II, L.L.C., GS Capital Partners 2000 L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P. (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.12

Registration Rights Agreement, dated as of March 19, 2003, among Hexcel Corporation, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Investors LLC, Greenbriar Co-Investment Partners L.P. and Greenbriar Equity Fund, L.P. (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.13

Purchase Agreement, dated as of March 7, 2003, among Goldman, Sachs & Co., Fleet Securities, Inc. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.14

Exchange and Registration Rights Agreement dated as of March 19, 2003 among Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation and CS Tech-Fab Holding, Inc. (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.15

Pledge and Security Agreement, dated as of March 19, 2003, between Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation, CS Tech-Fab Holding, Inc. and Hexcel International, and HSBC

Bank USA, as Joint Collateral Agent (incorporated herein by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.16

Collateral Agency Agreement, dated as of March 19, 2003, by and among Hexcel Corporation, HSBC Bank USA, as Joint Collateral Agent, Well Fargo Bank Minnesota, National Association, as trustee, and the representatives of the holders of Parity Lien Debt who may become a party thereto (incorporated herein by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.17

Intercreditor and Agency Agreement dated as of March 19, 2003, by and among HSBC Bank USA, as Joint Collateral Agent, Fleet Capital Corporation, as Intercreditor Agent and Security Trustee, Fleet Capital Corporation, as Administrative Agent under the Existing Credit Facility, Well Fargo Bank Minnesota, National Association, as trustee, and each other Credit Facility Agent that may become a party thereto (incorporated herein by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.