Form 10-K/A
period 2002-12-31
HEXCEL CORP /DE/
filed 2003-07-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒       No       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☒     No     ☐

The aggregate market value as of June 30, 2002 of voting common stock held by non-affiliates of the registrant:  $102,107,859

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 7, 2003
COMMON STOCK	38,632,738

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2003, as amended by Amendment No. 1 and Amendment No. 2 to the Annual Report on Form 10-K filed on March 31, 2003 and April 29, 2003, respectively, is to file the consolidated financial statements of Asahi-Schwebel Co. Ltd., as required by Rule 3-09(a) of Regulation S-X, and the consolidated financial statements of Hexcel S.A. and Hexcel Holdings (UK) Limited, which are required by Rule 3-16(a) of Regulation S-X.  In addition, Note 25 “Supplemental Guarantor Information” is now included in the consolidated financial statements of Hexcel Corporation pursuant to Rule 3-10 of Regulation S-X.  This amendment consists solely of a cover page, this explanatory note, the information required by Item 15 of Form 10-K (Exhibits, Financial Statement Schedules and Reports on Form 8-K), a signature page, and the principal executive officer and principal financial officer certifications required to be included herein.  In accordance with Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.  However, with respect to the financial statements and financial statement schedules, other than the inclusion of Note 25 to the consolidated financial statements of Hexcel Corporation, the consolidated financial statements of Asahi-Schwebel Co. Ltd., Hexcel S.A. and Hexcel Holdings (UK) Limited, and the Reports of Independent Accountants relating to the financial statements of NITTOBO ASCO Glass Fiber Co., Ltd. (a 50% owned equity investee of Asahi-Schwebel Co. Ltd.) and Asahi-Schwebel (Taiwan) Co., Ltd. (a wholly-owned subsidiary of, and consolidated with, Asahi-Schwebel Co. Ltd.), no changes have been made.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  1. Financial Statements

i.                  The consolidated financial statements of Hexcel Corporation and Subsidiaries, the notes thereto, and the Report of Independent Auditors are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

ii.               The financial statements of BHA Aero Composite Parts Co. Ltd., the notes thereto, and the Independent Auditors’ Report are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

iii.            The consolidated financial statements of Asahi-Schwebel Co. Ltd. and Subsidiaries, the notes thereto, and the Independent Auditors’ Report are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

iv.           The consolidated financial statements of Hexcel S.A. and Subsidiaries, the notes thereto, and the Report of Independent Auditors are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

v.              The consolidated financial statements of Hexcel Holdings (UK) Limited and Subsidiaries, the notes thereto, and the Report of Independent Auditors are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

2. Financial Statement Schedules

The financial statement schedule and the Report of Independent Auditors required by Item 15(a)(2) are listed on page 16 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

b.  Reports on Form 8-K

Current Report on Form 8-K dated October 23, 2002, relating to third quarter of 2002 financial results.

Current Report on Form 8-K dated December 20, 2002, relating to announcement of signed agreements to issue equity securities and planned refinancing of existing senior credit facility.

c.  Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement dated March 31, 2000 between Hexcel Corporation and Britax Cabin Interiors, Inc. (incorporated herein by reference to Exhibit 2.1 to Hexcel’s Current Report on Form 8-K dated May 10, 2000).

3.1	Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 1 to Hexcel’s Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).

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

due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

4.2

Indenture dated as of August 1, 1986 between Hexcel and the Bank of California, N.A., as trustee, relating to the 7% Convertible Subordinated Notes due 2011 of the Company (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

4.2(a)

Instrument of Resignation, Appointment and Acceptance, dated as of October 1, 1993 (incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

10.4*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-36163).

10.4(a)*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4(b)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on

July 26, 1999).

10.4(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.4(d)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.4(e)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4(f)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.5(a)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit 10.1 to Hexcel’s Quarterly Report on Form  10-Q for the Quarter ended June 30, 2000).

10.5(b)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5(c)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5(d)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6*	Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.6(a)*

Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.6(b)*

Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.6(c)*	Hexcel Corporation Management Stock Purchase Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex B of the Company’s Proxy Statement dated March 31, 2000).

10.6(d)*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6(e)*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003 (incorporated herein by reference to Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.7*

Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000 and as further amended on February 27, 2002 (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13*

Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.14*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.16*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.17*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.18*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.19*	Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.20*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.21*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2000) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form  10-K for the fiscal year ended December 31, 2000).

10.22*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1999) (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1998) (incorporated herein by reference to Exhibit 10.11 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.24*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.25*	Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.26*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.27*

Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.28*

Form of Performance Accelerated Restricted Stock Unit Agreement (Special Executive Grant December 2, 1999) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.29*

Form of Performance Accelerated Restricted Stock Unit Agreement (December 2, 1999) (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.30*

Form of Performance Accelerated Restricted Stock Unit Agreement (1999) (incorporated herein by reference to Exhibit 10.2 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.31*

Form of Performance Accelerated Restricted Stock Unit Agreement (1998) (incorporated herein by reference to Exhibit 10.2 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).

10.32*	Form of Performance Accelerated Restricted Stock Unit Agreement (1997) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.33*

Form of Performance Accelerated Restricted Stock Unit Agreement (1996) (incorporated herein by reference to Exhibit 10.9 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.34*	Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.35*	Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.36*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.37*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.38*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.39*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.40*	Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.41*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.42*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.43*

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.44*

Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(a)*

Amendment, dated December 12, 2002, to Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.43(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.44(b)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(c)*

Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(d)*

Restricted Stock Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(c) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(e)*

Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(f)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.44(g)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.45*

Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.45(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.45(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.45(c)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.45(d)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.46*

Letter dated December 2, 1999 from Hexcel Corporation to Ira J. Krakower, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.46(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.46(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.46(c)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.44(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.47*

Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.48*

Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.49*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.49(a)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.45(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.50*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and David Tanonis (incorporated herein by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.51*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.51(a)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.48(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.52

Lease Agreement, dated as of September 15, 1998, by and among Clark-Schwebel Corporation (a wholly-owned subsidiary of Hexcel) as lessee, CSI Leasing Trust as lessor, and William J. Wade as co-trustee for CSI Leasing Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

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

10.57

Agreement, dated October 11, 2000, by and among Hexcel Corporation, LXH, L.L.C. and LXH II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2000).

10.58

Consent and Termination Agreement, dated as of October 11, 2000, by and between Hexcel Corporation and Ciba Specialty Chemicals Holding Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 2000).

10.59

Purchase Agreement, dated as of June 15, 2001, among Hexcel Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.60

Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, Berkshire Investors LLC, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Greenbriar Equity Fund, L.P. and Greenbriar Co-Investment Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2002).

10.61

Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Employee Fund, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG and Stone Street Fund 2000, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2002).

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

12.1

Statement regarding the computation of ratio of earnings to fixed charges for the Company (incorporated herein by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

23.1	Consent of Independent Auditors - PricewaterhouseCoopers LLP (Hexcel Corporation).

23.2	Consent of Independent Auditors - PricewaterhouseCoopers LLP (Hexcel S.A. and Hexcel Holdings (UK) Limited).

23.3	Consent of Independent Auditors - PricewaterhouseCoopers (NITTOBO ASCO Glass Fiber Co., Ltd.).

23.4	Consent of Independent Auditors - PricewaterhouseCoopers (Asahi-Schwebel (Taiwan) Co., Ltd.).

23.5	Consent of Independent Auditors – Deloitte Touche Tohmatsu (BHA Aero Composite Parts Co. Ltd.).

23.6	Consent of Independent Auditors – Deloitte Touche Tohmatsu (Asahi-Schwebel Co., Ltd.).

24.1

Powers of Attorney (included on signature page and incorporated herein by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2002, filed on March 31, 2003).

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

Hexcel Corporation

July 10, 2003	/s/ STEPHEN C. FORSYTH
(Date)	Stephen C. Forsyth
Chief Financial Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each of Sandra L. Derickson and Peter M. Sacerdote constitutes and appoints Stephen C. Forsyth his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES*	Chairman of the	July 10, 2003
(David E. Berges)	Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and	July 10, 2003
(Stephen C. Forsyth)	Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. FAZIO*	Corporate Controller	July 10, 2003
(William J. Fazio)	(Principal Accounting Officer)

/s/ JOEL S. BECKMAN*	Director	July 10, 2003
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.*	Director	July 10, 2003
(H. Arthur Bellows, Jr.)

/s/ SANDRA L. DERICKSON	Director	July 10, 2003
(Sandra L. Derickson)

/s/ JAMES J. GAFFNEY*	Director	July 10, 2003
(James J. Gaffney)

/s/ SANJEEV K. MEHRA*	Director	July 10, 2003
(Sanjeev K. Mehra)

/s/ LEWIS RUBIN*	Director	July 10, 2003
(Lewis Rubin)

/s/ PETER M. SACERDOTE	Director	July 10, 2003
(Peter Sacerdote)

/s/ ROBERT J. SMALL*	Director	July 10, 2003
(Robert J. Small)

/s/ MARTIN L. SOLOMON*	Director	July 10, 2003
(Martin L. Solomon)

*By:	/s/ STEPHEN C. FORSYTH
Stephen C. Forsyth Attorney-in-fact

CERTIFICATIONS

I, David E. Berges, certify that:

1.            I have reviewed this annual report on Form 10-K/A (Amendment No. 3) of Hexcel Corporation;

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

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 10, 2003	/s/ DAVID E. BERGES
(Date)	David E. Berges
Chairman of the Board of Directors, President and Chief Executive Officer

I, Stephen C. Forsyth, certify that:

1.             I have reviewed this annual report on Form 10-K/A (Amendment No. 3) of Hexcel Corporation;

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

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 10, 2003	/s/ STEPHEN C. FORSYTH
(Date)	Stephen C. Forsyth
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

The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel.  These reports and practices are reviewed regularly by management and by the Company’s independent accountants, PricewaterhouseCoopers LLP, in connection with the audit of the Company’s consolidated financial statements.  The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent accountants.

/s/ DAVID E. BERGES
David E. Berges
Chief Executive Officer

/s/ STEPHEN C. FORSYTH
Stephen C. Forsyth
Chief Financial Officer

/s/ WILLIAM J. FAZIO
William J. Fazio
Chief Accounting Officer

Report of Independent Auditors

To the Board of Directors and
Stockholders of Hexcel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Stamford, Connecticut February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003 and Note 25 which is as of July 8, 2003

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets
As of December 31,

	Unaudited Pro Forma (see Note 24)
(In millions, except per share data)	2002	2002	2001
Assets
Current assets:
Cash and cash equivalents	$12.6	$8.2	$11.6
Accounts receivable, net	117.3	117.3	140.5
Inventories, net	113.6	113.6	131.7
Prepaid expenses and other assets	9.2	9.2	4.4
Total current assets	252.7	248.3	288.2

Net property, plant and equipment	309.4	309.4	329.2
Goodwill, net	74.4	74.4	72.4
Investments in affiliated companies	34.0	34.0	56.9
Other assets	46.9	42.0	42.7

Total assets	$717.4	$708.1	$789.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$6.2	$621.7	$17.4
Accounts payable	54.9	54.9	58.6
Accrued compensation and benefits	37.6	37.6	42.6
Accrued interest	15.9	19.1	18.8
Business consolidation and restructuring liabilities	10.5	10.5	33.4
Other accrued liabilities	35.3	35.3	33.7
Total current liabilities	160.4	779.1	204.5

Long-term notes payable and capital lease obligations	512.4	—	668.5
Long-term retirement obligations	48.1	48.1	31.3
Other non-current liabilities	8.3	8.3	17.7
Total liabilities	729.2	835.5	922.0

Commitments and contingencies (see Note 16)

Mandatorily redeemable convertible preferred stock, 125,000 series A shares and 125,000 series B shares authorized, issued and outstanding	96.4	—	—

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, 100.0 shares of stock authorized, shares issued of 39.8 at December 31, 2002 and 39.4 at December 31, 2001	0.4	0.4	0.4
Additional paid-in capital	311.6	288.2	287.7
Accumulated deficit	(385.7)	(381.5)	(367.9)
Accumulated other comprehensive loss	(21.2)	(21.2)	(39.7)
	(94.9)	(114.1)	(119.5)
Less- Treasury stock, at cost, 1.3 shares at December 31, 2002 and 1.2 shares at December 31, 2001	(13.3)	(13.3)	(13.1)
Total stockholders’ equity (deficit)	(108.2)	(127.4)	(132.6)
Total liabilities and stockholders’ equity (deficit)	$717.4	$708.1	$789.4

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

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
(In millions)	Par	Additional Paid-in Capital

Balance, January 1, 2000	$0.4	$273.6	$11.6	$(4.8)	$(10.7)	$270.1

Net income			54.2			54.2	$54.2
Currency translation adjustment				(10.2)		(10.2)	(10.2)
Minimum pension obligation				(5.0)		(5.0)	(5.0)
Comprehensive income							$39.0
Activity under stock plans and other		7.1			(0.5)	6.6
Balance, December 31, 2000	$0.4	$280.7	$65.8	$(20.0)	$(11.2)	$315.7

Net loss			(433.7)			(433.7)	$(433.7)
Currency translation adjustment				(12.1)		(12.1)	(12.1)
Net unrealized loss on financial instruments				(5.9)		(5.9)	(5.9)
Minimum pension obligation				(1.7)		(1.7)	(1.7)
Comprehensive loss							$(453.4)
Activity under stock plans and other		7.0			(1.9)	5.1
Balance, December 31, 2001	$0.4	$287.7	$(367.9)	$(39.7)	$(13.1)	$(132.6)
Net loss			(13.6)			(13.6)	$(13.6)
Currency translation adjustment				19.6		19.6	19.6
Net unrealized gain on financial instruments				9.3		9.3	9.3
Minimum pension obligation				(10.4)		(10.4)	(10.4)
Comprehensive loss							$(4.9)
Activity under stock plans and other		0.5			(0.2)	0.3
Balance, December 31, 2002	$0.4	$288.2	$(381.5)	$(21.2)	$(13.3)	$(127.4)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

The consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”), after elimination of intercompany transactions and accounts. Investments in affiliated companies in which the Company’s interests are generally between 20% and 50%, and where the Company does not control the financial and operating decisions, are accounted for using the equity method of accounting.

Hexcel is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in commercial aerospace, space and defense, electronics, and industrial applications.  The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, window blinds, skis, snowboards and other recreational equipment.

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

As discussed in Note 22, Hexcel sold its Bellingham aircraft interiors business on April 26, 2000.  As a result of this transaction, the statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss), and of cash flows include the financial position, results of operations and cash flows of the Bellingham aircraft interiors business as of such dates and for such periods that the business was owned.

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

Goodwill and Other Purchased Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 to 40 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  No impact to the Company’s consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142.  The Company’s annual impairment testing date will be during the fourth quarter of each year.  In 2001, the Company recognized an impairment charge of $309.1 million on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 3).

Impairment of Long-Lived Assets

Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.

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

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 7 to 10 years.  At December 31, 2002 and 2001, deferred debt financing costs were $11.7 million and $15.5 million, net of accumulated amortization of $14.5 million and $10.7 million, respectively, and are included in “other assets” in the consolidated balance sheets.

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

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income (loss) and net income (loss) per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the years ended December 31, 2002, 2001 and 2000 are as follows:

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

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in “accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel’s consolidated results of operations in 2002, 2001 or 2000.

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

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping or handling costs billed to the customer for reimbursement purposes were not significant.

Research and Technology

Research and technology costs are expensed as incurred.

Income Taxes

The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income.  In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets.  The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. taxable income during the carry-forward period improve (see Note 12).

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to two customers and their related subcontractors accounted for approximately 37%, 39% and 33% of the Company’s 2002, 2001 and 2000 net sales, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2002 and 2001, the allowance for doubtful accounts was $5.1 million and $8.5 million, respectively.  Bad debt expense was a net credit of $(0.9) million in 2002, $3.4 million in 2001 and $0.7 million in 2000.

Derivative Financial Instruments

Hexcel uses various financial instruments, including foreign currency forward exchange contracts and interest rate cap agreements, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income.  The Company designates its interest rate cap agreements as cash flow hedges against specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials may occur.  The most recent effective interest rate cap agreement expired on October 29, 2002.  The Company does not use financial instruments for trading or speculative purposes.

Effective January 1, 2001, Hexcel adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations (see Note 15).

Self-insurance

Hexcel is self-insured up to specific levels for certain liabilities.  Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims.  Effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees, in order to more effectively manage its medical costs.  The program includes “stop loss” insurance, which caps Hexcel’s risk at $250,000 per individual per annum.  By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company.

Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  Among other matters, FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The Company adopted FAS 145 as of January 1, 2002.  As a result, a $2.7 million extraordinary loss on early retirement of debt recorded in 2001 was reclassified as a separate line item below operating income in the consolidated statements of operations (see Note 8).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan.  This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs.  The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company’s consolidated financial statements.  However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs.  The Company adopted FAS 146 as of January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“FAS 148”).  FAS 148 amends FAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements.  At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123.  However, appropriate disclosures about the effects on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided above.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee;  (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  As the disclosure requirements in FIN 45 are effective for financial statements with periods ending after December 15, 2002, the Company has included the new disclosures herein.

FIN 45 also addresses the disclosure requirements regarding product warranties.  Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period (see Note 16).

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2002 presentation.

Note 2 – Refinancing of Capital Structure

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

The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company’s new 9-7/8% senior secured notes and a new senior secured credit facility.

Mandatorily Redeemable Convertible Preferred Stock

On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock for $125.0 million in cash.  Upon issuance, the total number of Hexcel’s outstanding common shares including potential shares issuable upon conversion of both of the new series of convertible preferred stocks increased from approximately 38.6 million shares to approximately 88.4 million shares.  In addition, common shares authorized for issuance increased from 100.0 million shares to 200.0 million shares.

Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar Investors”) for a cash payment of approximately $77.9 million. The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company’s election.  Both preferred stocks are convertible, at the option of the holder, into common stock at a conversion price of $3.00 per share, and will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel’s common stockholders.  The series A preferred stock accrues dividends at a rate of 6% per annum following the third anniversary of the issuance.  Dividends may be paid in cash or added to the accrued value of the preferred stock, at Hexcel’s option.  The series B preferred stock does not accrue dividends.

Hexcel has separately issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to investment funds controlled by affiliates of The Goldman Sachs Group, Inc. (the “Goldman Sachs Investors”) for a cash payment of approximately $47.1 million.

In conjunction with the aforementioned transactions, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel’s board of directors and certain other rights.  The Goldman Sachs Investors will continue to have the right to nominate up to three directors under the governance agreement entered into at the time of their investment in Hexcel in 2000.  The stockholders agreement and the amended Goldman Sachs Investors governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally.  The stockholders agreement also prohibits the purchase of voting securities in excess of 39.5% of Hexcel’s outstanding voting securities unless approved by Hexcel’s board.  The Berkshire/Greenbriar Investors and the Goldman Sachs Investors have agreed to an 18-month lock up on the securities being issued, except for certain registered offerings.

Senior Secured Notes, due 2008

The Company also issued, through a private placement under Rule 144A,  $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel’s French and UK first-tier holding companies.  This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company’s new senior secured credit facility, described below.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.  Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes.  The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel’s domestic property, plant and equipment.

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

An affiliate of Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company’s private placement offering of senior secured notes, and received $2.3 million for such services rendered.

Senior Secured Credit Facility

Also on March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the UK, Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the UK borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, the UK, Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s French and UK first-tier holding companies.  This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes.  The obligations of the UK borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the UK borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

Hexcel is required to maintain various financial ratios throughout the term of the credit facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt.  The credit facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

On March 19, 2003, the Company borrowed $13.0 million and issued letters of credit totaling approximately $25.8 million under the new senior secured credit facility.

Classification of Debt and Capital Lease Obligations as of December 31, 2002

As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would cause the Company to violate one or more financial covenants in the Company’s existing debt agreements.  The Company also required an amendment of its existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility.  As the anticipated refinancing of the Company’s capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations had been classified as current at December 31, 2002.

As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company’s ability to meet its scheduled 2003 debt maturities and comply with its debt covenants have been mitigated.  Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003.  Also as a result of the refinancing transactions, substantially all of the Company’s debt will be reclassified to long-term at March 31, 2003 reflecting the new scheduled debt maturities.  Refer to Note 24, “Subsequent Event – Pro Forma Consolidated Balance Sheet (Unaudited).”

Note 3 - Goodwill and Other Purchased Intangibles

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2002, the consolidated statements of operations include amortization expense of $12.5 million in 2001 and $13.1 million in 2000.

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

The gross carrying amount and accumulated amortization of goodwill, by the Company’s reportable segments, as of December 31, 2002 and 2001, are as follows:

(in millions)	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reinforcements	$69.9	$29.8	$40.1	$69.6	$29.7	$39.9
Composites	31.1	13.4	17.7	27.9	12.0	15.9
Structures	23.5	6.9	16.6	23.5	6.9	16.6
Goodwill	$124.5	$50.1	$74.4	$121.0	$48.6	$72.4

Changes in the net carrying amount of goodwill for the years ended December 31, 2002, 2001 and 2000, by reportable segment, are as follows:

(in millions)	Reinforcements	Composites	Structures	Total
Balance as of January 1, 2000	$350.3	$36.9	$24.0	$411.2
Amortization of goodwill and other purchased intangibles	(9.1)	(2.7)	(1.3)	(13.1)
Sale of Bellingham aircraft interiors business	—	—	(4.9)	(4.9)
Currency translation adjustment and other	—	(1.5)	—	(1.5)
Balance as of December 31, 2000	$341.2	$32.7	$17.8	$391.7
Amortization of goodwill and other purchased intangibles	(9.1)	(2.2)	(1.2)	(12.5)
Impairment of goodwill and other purchased intangibles	(292.1)	(17.0)	—	(309.1)
Acquired goodwill	—	2.9	—	2.9
Currency translation adjustment	(0.1)	(0.5)	—	(0.6)
Balance as of December 31, 2001	$39.9	$15.9	$16.6	$72.4
Currency translation adjustment	0.2	1.8	—	2.0
Balance as of December 31, 2002	$40.1	$17.7	$16.6	$74.4

As of December 31, 2002 and 2001, other purchased intangibles had no carrying value.

Impairment of Goodwill and Other Purchased Intangibles

During the fourth quarter of 2001, the Company reviewed its long-lived assets under FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” particularly goodwill and other purchased intangibles acquired in recent years, for impairment.  The review was undertaken in response to changes in market conditions and the Company’s revised business outlook resulting from a sharp decline in demand for the Company’s woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production following the tragic events of September 11, 2001.  The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slow down in commercial satellite launches following the financial failure of a number of satellite based telecommunication projects and the postponement of others.  These adverse changes in market conditions led to the lowering of revenue forecasts associated with certain businesses in the Reinforcements and Composites segments.

Based on this review, the Company determined that the long-lived assets, including goodwill, of the fabrics business acquired from Clark-Schwebel in 1998 and the satellite business acquired from Fiberite in 1997 were not fully recoverable.  The Company recorded non-cash impairment charges of $292.1 million and $17.0 million related to the goodwill and other purchased intangibles associated with the Clark-Schwebel and Fiberite acquisitions, respectively.  The amounts of the impairment charges were calculated as the excess of the carrying value of the assets over their fair values.  Fair values were determined using discounted future cash flow models, market valuations and third party appraisals, where appropriate.  There were no tax benefits recognized on the impairments because of limitations on the Company’s ability to realize the tax benefits.

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

In 2000, the Company added two further actions to the September 1999 business consolidation program.  The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities – one in Lancaster, Ohio and another in Gilbert, Arizona.  The Gilbert, Arizona facility was closed in 2001 and the closure of the Lancaster, Ohio facility was completed in 2002.  The manufacturing output from these two plants is now being produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah.In connection with the program, including the program revisions, the Company recognized a charge of $14.3 million in 2000.

In addition, during 2000, Hexcel amended its September 1999 business consolidation program in response to the manufacturing constraints caused by a stronger than expected increase in sales and production for its electronic woven glass fabrics and its ballistic protection products.  Based on these improved market conditions and a manufacturing capacity review, the Company decided to expand its capacity by purchasing additional looms and revising the previous decision to consolidate a number of weaving activities at two of the Company’s facilities.  As a result of the decision not to proceed to consolidate production, the Company reversed a total of $3.4 million of business consolidation expenses that were previously recognized in 1999, including $3.1 million in non-cash write-downs of machinery and equipment that was to have been sold or scrapped as a result of the consolidation.

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

Note 5 - Inventories

	December 31,
(in millions)	2002	2001
Raw materials	$40.7	$59.1
Work in progress	37.6	35.2
Finished goods	35.3	37.4
Inventories	$113.6	$131.7

Note 6 – Net Property, Plant and Equipment

	December 31,
(in millions)	2002	2001
Land	$21.1	$23.5
Buildings	140.2	132.7
Equipment	470.7	443.8
Construction in Progress	10.8	17.0
Property, plant and equipment	642.8	617.0
Less accumulated depreciation	(333.4)	(287.8)
Net property, plant and equipment	$309.4	$329.2

Note 7 – Investments in Affiliated Companies

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

The Company also has equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan – a 50% interest in NITTOBO Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company (“CS Tech-Fab”), headquartered in the United States.  Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications.  CS Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

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

In 2001, the Company wrote-down its investment in Interglas by $7.8 million.  The write-down was the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company.  The amount of the write-down was determined based on available market information and appropriate valuation methodologies.  The Company did not record deferred tax benefits on the write-down because of limitations imposed by foreign tax laws and the Company’s ability to realize the tax benefits.

Lastly, Hexcel owns a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Hexcel is contingently liable to pay DIC up to $1.5 million with respect to DHL’s debt under certain defined circumstances through January 31, 2004, unless renewed.  This contingent liability will cease upon DHL’s repayment of the underlying loan.

Summarized condensed combined financial information for these joint ventures as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 is as follows:

	December 31,
(in millions)	2002	2001
Summarized Condensed Combined Balance Sheets
Current assets	$106.0	$132.0
Noncurrent assets	209.7	213.3
Total assets	$315.7	$345.3

Current liabilities	$66.8	$52.0
Noncurrent liabilities	99.2	87.0
Total liabilities	166.0	139.0

Minority Interest	20.3	21.3

Partners’ equity	129.4	185.0
Total liabilities and partners’ equity	$315.7	$345.3

	For the Year Ended December 31,
	2002	2001	2000
Summarized Condensed Combined Statements of Operations
Net sales	$232.7	$276.5	$337.3
Cost of sales	207.5	204.5	250.2
Gross profit	25.2	72.0	87.1
Other costs and expenses	78.6	76.0	79.8
Net income (loss)	$(53.4)	$(4.0)	$7.3

Note 8 - Notes Payable

	December 31,
(in millions)	2002	2001
Senior Credit Facility	$179.7	$233.9
European credit and overdraft facilities	0.2	3.5
Senior subordinated notes, due 2009 (net of unamortized discount of $1.2 and $1.4 as of December 31, 2002 and 2001)	338.8	338.6
Convertible subordinated notes, due 2003	46.9	46.9
Convertible subordinated debentures, due 2011	22.7	24.5
Various notes payable	—	0.1
Total notes payable	588.3	647.5
Capital lease obligations	33.4	38.4
Total notes payable and capital lease obligations	$621.7	$685.9

Notes payable and current maturities of capital lease obligations	$621.7	$17.4
Long-term notes payable and capital lease obligations, less current maturities	—	668.5
Total notes payable and capital lease obligations	$621.7	$685.9

Senior Credit Facility

Hexcel had a global credit facility (the “Senior Credit Facility”) with a syndicate of banks to provide for ongoing working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations.  These commitments consisted of funded term loans of $106.8 million, revolving credit and overdraft facilities of $160.8 million, and letter of credit facilities of $30.0 million.  As of December 31, 2002, drawings under the revolving credit facility were $72.9 million, leaving undrawn commitments under the facilities of $87.9 million.  As of December 31, 2002, letters of credit issued under the facility approximated $24.2 million, of which $11.1 million supports a loan to the Company’s BHA Aero joint venture.  The Company was subject to various financial covenants and restrictions under the Senior Credit Facility, including limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends.  The Senior Credit Facility was scheduled to expire in 2004, except for approximately $55.8 million of term loans that are due for repayment in 2005.  The Senior Credit Facility was paid in full on March 19, 2003 (see Note 2).

Effective January 25, 2002, Hexcel entered into an amendment of the Senior Credit Facility.  The amendment provided for revised financial covenants through 2002; a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and an immediate decrease in the commitment of revolving credit and overdraft facilities from a cumulative amount of $205.0 million to $190.0 million, with a further reduction to $182.0 million on or before September 30, 2002.  The amendment also provided for a 25 basis point increase on January 1, 2003 if the Company did not reduce the commitment by a further $25.0 million, prior to that date.  The Senior Credit Facility financial covenants set certain maximum values for the Company’s leverage (the ratios of total and senior debt to an Adjusted EBITDA), and certain minimum values for its interest coverage (the ratio of an Adjusted EBITDA to cash interest expense) and fixed charge coverage (the ratio of an Adjusted EBITDA less capital expenditures to the sum of certain fixed expenses).  In addition, during the term of the amendment, all net proceeds generated through asset sales, and most other liquidity events, in each case to the extent in excess of $2.5 million, and 100% of all net proceeds generated from litigation settlements and judgments, must be used to prepay loans under the Senior Credit Facility.  Hexcel also agreed to limit capital expenditures to $25.0 million during 2002, with a $10.0 million limit during any quarter in 2002.  At December 31, 2002, the Company was in compliance with the covenants, as amended, under its Senior Credit Facility.

In connection with the credit agreement amendment, Hexcel also agreed to grant additional collateral.  The Company had previously granted a security interest in most of its U.S. accounts receivable, inventory, property, plant, equipment and real estate.  It had also pledged some or all of the shares of certain subsidiaries.  Under the terms of the amendment, Hexcel granted to the banks a security interest in additional U.S. accounts receivable, inventory, property, plant, equipment and real estate, as well as its intellectual property.  In addition, each of a group of Hexcel’s European subsidiaries granted a security interest in its accounts receivable that secured certain local borrowings advanced to that subsidiary.

The Senior Credit Facility had been subject to several previous amendments to accommodate, among other things, the planned sale of assets, the planned investments in additional manufacturing capacity for selected products, the impact of the decline of the Company’s operating results on certain financial covenants, the purchase by an investor group of approximately 14.5 million shares of Hexcel common stock held by a significant shareholder of the Company, a restructuring of the ownership of certain of the Company’s European subsidiaries, the issuance of additional senior subordinated debt and the early redemption of certain term debt.  In connection with the 2002 and previous amendments, included in interest expense in 2002 and 2001 are fees and expenses incurred of approximately $1.8 million and $1.0 million, respectively.

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

European Credit and Overdraft Facilities

In addition to the Senior Credit Facility, certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The interest rates on these credit and overdraft facilities for the three years ended December 31, 2002, ranged from 1.5% to 6.6%.

Senior Subordinated Notes, due 2009

On January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009.  On June 29, 2001, the Company offered an additional $100.0 million under the same indenture at a price of 98.5% of face value.  The senior subordinated notes are general unsecured obligations of Hexcel.

Net proceeds from the subsequent offering were used to redeem $67.5 million aggregate principal amount of the Company’s outstanding 7% convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003.  As a result of the redemption, the Company recognized a $2.7 million loss on the early retirement debt.  With the adoption of FAS 145 on January 1, 2002, the $2.7 million extraordinary loss on early retirement of debt recorded in 2001 was reclassified as a separate line item below operating income in the consolidated statements of operations.  There was no tax benefit recognized on the loss because of limitations on the Company’s ability to realize the tax benefits.

Convertible Subordinated Notes, due 2003

The convertible subordinated notes carry an annual interest rate of 7.00% and are convertible into Hexcel common stock at any time on or before August 1, 2003, unless previously redeemed, at a conversion price of $15.81 per share, subject to adjustment under certain conditions.  The convertible subordinated notes are redeemable, in whole or in part, at the Company’s option at any time, at various redemption prices set forth in the convertible notes indenture, plus accrued interest.  On June 29, 2001, $67.5 million aggregate principal amount of the convertible subordinated notes was redeemed.

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

Estimated Fair Values of Notes Payable

The Senior Credit Facility and the various European credit facilities outstanding as of December 31, 2002 and 2001 are variable-rate debt obligations.  Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values.  The approximate, aggregate fair values of the Company’s other notes payable as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001
Senior subordinated notes, due 2009	$295.8	$190.4
Convertible subordinated notes, due 2003	46.2	27.0
Convertible subordinated debentures, due 2011	13.6	15.5

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Note 9 - Leasing Arrangements

Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2002 and 2001, were:

(in millions)	2002	2001
Property, plant and equipment	$55.3	$61.1
Less accumulated depreciation	(31.4)	(26.3)
Net property, plant and equipment	$23.9	$34.8

Capital lease obligations	$33.4	$38.4
Less current maturities	(6.2)	(5.6)
Long-term capital lease obligations, net	$27.2	$32.8

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $3.8 million in 2002, $5.4 million in 2001, and $7.0 million in 2000.

Scheduled future minimum lease payments as of December 31, 2002 were:

(in millions)	Type of Lease
	Capital	Operating
Payable during years ending December 31:
2003	$8.7	$2.9
2004	8.7	2.5
2005	8.5	2.6
2006	11.4	1.7
2007	0.5	0.7
Thereafter	3.4	2.0
Total minimum lease payments	$41.2	$12.4

Less amounts representing interest	7.8
Present value of future minimum capital lease payments	33.4
Less current obligations under capital leases	6.2
Long-term obligations under capital lease	$27.2

Classification as of December 31, 2002

As described in Note 2, the anticipated refinancing of the capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company has not obtained an amendment of the aforementioned financial covenants; therefore, all capital lease obligations have been classified as current at December 31, 2002.

Note 10 - Related Parties

Change in Control

On December 19, 2000, the Goldman Sachs Investors completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc.  The shares acquired by the Goldman Sachs Investors represented approximately 39% of the Hexcel’s outstanding common stock.  In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000.  Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company’s board of directors.

Hexcel incurred $2.2 million of costs in connection with this transaction, all of which were included in “selling, general, and administrative expenses” in 2000.  These costs and expenses included legal, consulting, and regulatory compliance expenses, as well as a non-cash charge attributable to the accelerated vesting of certain stock-based compensation and to certain amendments to an executive retirement plan.  Under the terms of the Company’s various stock option and management incentive plans, the transaction constituted a “change in control” event, resulting in all outstanding stock options becoming vested and exercisable.  The former Chief Executive Officer waived the vesting of his stock options by such event.  In addition, nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the vesting of their stock options such that any of their stock options that would have otherwise vested immediately (or would have otherwise vested by their terms) vested one year after the closing with respect to half of such options, and two years after the closing with respect to the remaining half of such options, subject to earlier vesting in certain circumstances.  As a result, approximately 1.3 million stock options, with exercise prices ranging from $2.41 to $29.63 per share, and a weighted average exercise price of $8.99 per share, vested and became exercisable on December 19, 2000 (see Note 13).

In addition, due to the change in control event, shares of the Hexcel’s common stock underlying a total of approximately 0.8 million restricted stock units and performance accelerated restricted stock units (collectively, “stock units”) were distributed.  However, the former Chief Executive Officer waived the vesting of his stock units, and nine of the most senior executive officers other than the former Chief Executive Officer agreed to defer the distribution of shares underlying their stock units (although not the vesting of such stock units), such that any shares of common stock that would have otherwise been distributed immediately would be distributed one year after the closing with respect to half of such stock units, and two years after the closing with respect to the remaining half of such stock units, subject to earlier distribution under certain circumstances (see Note 13).

Note 11 – Retirement and Other Postretirement Benefit Plans

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

Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees.  These changes included an increase in the amount that the Company will contribute to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company’s U.S. qualified defined benefit retirement plan.  Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions.  Offsetting the estimated incremental cost of this additional benefit, participants in the Company’s U.S. qualified defined benefit retirement plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants.  However, employees retained all benefits earned under this plan as of that date.  The Company recognized a non-cash curtailment gain of $5.1 million (an after-tax gain of approximately $3.3 million) in 2000 as a result of the amendment to its defined benefit retirement plan.

The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2002, was:

(in millions)	2002	2001	2000
Defined benefit retirement plans	$6.8	$4.1	$(1.2)
Union sponsored multi-employer pension plan	0.2	0.3	0.3
Retirement savings plans-matching contributions	4.5	5.0	2.9
Retirement savings plans-profit sharing and incentive contributions	6.5	7.0	5.0
Net periodic expense	$18.0	$16.4	$7.0

The net periodic cost of Hexcel’s defined benefit retirement and U.S. postretirement plans for the three years ended December 31, 2002, were:

(in millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2002	2001	2000	2002	2001	2000
Service cost	$0.7	$0.6	$3.0	$4.3	$2.4	$2.4
Interest cost	1.6	1.8	1.8	3.0	2.9	2.5
Expected return on plan assets	(1.4)	(1.4)	(1.3)	(4.1)	(4.1)	(4.5)
Net amortization and deferral	0.5	0.5	0.4	1.7	—	(0.2)
Sub-total	1.4	1.5	3.9	4.9	1.2	0.2
Curtailment and settlement (gain) loss	0.5	1.0	(5.3)	—	0.4	—
Net periodic pension cost (benefit)	$1.9	$2.5	$(1.4)	$4.9	$1.6	$0.2

Postretirement Plans - U.S. Plans	2002	2001	2000
Service cost	$0.1	$0.2	$0.2
Interest cost	0.8	1.0	1.0
Net amortization and deferral	(0.5)	(0.4)	(0.4)
Net periodic postretirement benefit cost	$0.4	$0.8	$0.8

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel’s defined benefit retirement plans and U.S. postretirement plans, as of and for the years ended December 31, 2002 and 2001, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(in millions)	2002	2001	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation - beginning of year	$27.7	$24.1	$56.3	$49.8	$14.2	$14.2
Service cost	0.7	0.6	4.3	2.4	0.1	0.2
Interest cost	1.6	1.8	3.0	2.9	0.8	1.0
Plan participants’ contributions	—	—	0.5	0.7	0.4	0.1
Amendments	0.6	1.8	—	—	(1.7)	—
Actuarial loss (gain)	1.0	3.6	(3.1)	2.4	0.7	0.2
Benefits paid	(4.7)	(1.9)	(1.0)	(0.8)	(1.5)	(1.0)
Curtailment and settlement (gain) loss	(1.0)	(2.3)	—	0.4	—	(0.5)
Foreign exchange translation	—	—	6.5	(1.5)	—	—
Benefit obligation - end of year	$25.9	$27.7	$66.5	$56.3	$13.0	$14.2

Change in plan assets:
Fair value of plan assets - beginning of year	$14.5	$14.7	$51.9	$60.4	$—	$—
Actual return on plan assets	(0.9)	(0.5)	(10.3)	(8.3)	—	—
Employer contributions	4.4	2.2	1.4	1.2	1.1	0.9
Plan participants’ contributions	—	—	0.5	0.7	0.4	0.1
Benefits paid	(4.7)	(1.9)	(1.0)	(0.8)	(1.5)	(1.0)
Currency translation adjustments	—	—	5.0	(1.7)	—	—
Settlements	(1.5)	—	—	0.4	—	—
Fair value of plan assets - end of year	$11.8	$14.5	$47.5	$51.9	$—	$—

Reconciliation of funded status to net amount recognized:
Unfunded status	$(14.1)	$(13.2)	$(19.0)	$(4.4)	$(13.0)	$(14.2)
Unrecognized actuarial loss (gain)	8.9	6.1	25.9	13.0	(2.9)	0.9
Unrecognized prior service cost	2.3	1.9	—	—	(1.9)	(5.2)
Net amount recognized	$(2.9)	$(5.2)	$6.9	$8.6	$(17.8)	$(18.5)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$—	$6.9	$8.6	$—	$—
Intangible asset	1.7	1.5	—	—	—	—
Accrued benefit liability	(13.6)	(13.4)	(11.3)	—	(17.8)	(18.5)
Accumulated other comprehensive income (before tax for European Plans)	9.0	6.7	11.3	—	—	—
Net amount recognized	$(2.9)	$(5.2)	$6.9	$8.6	$(17.8)	$(18.5)

The total accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets was $66.3 million and $23.1 million as of December 31, 2002 and 2001, respectively.  A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “intangible assets” to the extent of unrecognized prior service costs, with the remainder recorded in “accumulated other comprehensive income.”  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.  Assets for the defined benefit pension plans generally consist of publicly traded equity securities, bonds and cash investments.

As of December 31, 2002 and 2001, the prepaid benefit cost was included in “other assets” in the accompanying consolidated balance sheets.  For the same periods, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in “accrued compensation and benefits” and “other non-current liabilities,” respectively, in the accompanying consolidated balance sheets.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002, 2001, and 2000 were as follows:

(in millions)	2002	2001	2000
U.S. defined benefit retirement plans:
Discount rates	6.8%	7.3%	7.5%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%

European defined benefit retirement plans:
Discount rates	5.3 – 6.0%	5.8 - 6.0%	5.8 - 6.0%
Rates of increase in compensation	2.5 – 3.8%	2.5 - 4.0%	2.5 - 4.0%
Expected long-term rates of return on plan assets	5.0 – 7.8%	5.8 - 7.0%	6.5 - 7.0%

Postretirement benefit plans:
Discount rates	6.8%	7.0 - 7.3%	7.0 - 7.5%

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

Since 1999, the Company has generated taxable income in Europe offset by net operating loss (“NOL”) carryforwards in the United States.  The Company’s U.S. operations have generated such losses, in part, because most of the Company’s interest expense and goodwill amortization are serviced in the United States.  Through the first quarter of 2001, the Company recognized the benefit of these NOL carryforwards by increasing the deferred tax asset carried on its balance sheet.

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

Net Operating Loss Carryforwards

As of December 31, 2002, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $156.9 million and $7.2 million, respectively.  If the Company issues the new preferred stock described in Note 2, the Company will likely experience an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income.

Note 13 - Stockholders’ Equity (Deficit)

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

As of December 31, 2002, 2001, and 2000, Hexcel had outstanding a total of 0.1 million, 0.2 million and 0.7 million of performance accelerated restricted stock units (“PARS”), respectively.  PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period.  Approximately 0.1 million, 0.6 million and 0.2 million PARS were converted into Hexcel common stock in 2002, 2001 and 2000, respectively.  In 2001 and 2000, 0.1 million and 0.5 million PARS were granted and 0.1 million and 0.7 million PARS vested, respectively.  No PARS were granted in 2002.

In 2002, Hexcel granted 0.3 million restricted stock units to eligible officers.  Restricted stock units are convertible to an equal number of shares of Hexcel common stock and generally vest ratably over a three-year period.  One-third of the restricted stock units were converted to stock in the first quarter of 2003.  In addition, the Company’s Chief Executive Officer received approximately 0.1 million shares of common stock in connection with his hiring in July 2001, restricted during a twenty-month vesting period.

Compensation expense of $0.8 million, $2.0 million and $4.5 million was recognized in 2002, 2001 and 2000, respectively, in regards to the PARS, restricted stock units and the Chief Executive Officer’s restricted stock.  In 2000, $2.4 million of compensation expense was recognized due to accelerated vesting of PARS as a result of the attainment of certain financial and other performance target, as well as the change in control event. Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant.

Stock option data for the years ended December 31, 2002, 2001 and 2000, was:

(in millions, except per share data)	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2000	5.9	$11.18
Options granted	1.6	$9.23
Options exercised	(0.3)	$6.52
Options expired or canceled	(0.5)	$11.85
Options outstanding as of December 31, 2000	6.7	$10.56
Options granted	1.3	$10.17
Options exercised	(0.2)	$6.02
Options expired or canceled	(0.4)	$10.72
Options outstanding as of December 31, 2001	7.4	$10.62
Options granted	1.3	$2.66
Options exercised	—	$—
Options expired or canceled	(0.8)	$10.61
Options outstanding as of December 31, 2002	7.9	$8.81

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

The following table summarizes information about stock options outstanding as of December 31, 2002 (in millions, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37 –2.74	1.2	9.02	$2.62	0.1	$1.41
$2.87 –6.36	1.2	4.37	$5.55	1.1	$5.56
$6.37 –9.94	1.1	4.38	$9.19	1.0	$9.14
$9.95 – 10.50	1.1	8.53	$10.45	0.3	$10.43
$10.51 – 11.88	0.8	4.51	$11.14	0.7	$11.17
$11.89 – 12.11	1.5	3.98	$12.00	1.5	$12.00
$12.12 – 29.63	1.0	3.34	$15.35	1.0	$15.36
$1.37 – 29.63	7.9	5.70	$8.81	5.7	$10.45

The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.96, $4.87 and $4.48, respectively, and estimated using the Black-Scholes model with the following weighted-average assumptions:

	2002	2001	2000
Expected life (in years)	5	4	4
Interest rate	2.78%	4.35%	6.50%
Volatility	88.6%	68.9%	40.1%
Dividend yield	—	—	—

Employee Stock Purchase Plan (“ESPP”)

Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5 million.  During 2002, 2001 and 2000, an aggregate total of approximately 0.2 million shares of common stock were issued under the ESPP.

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

The convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and all of the stock options were excluded from the 2002 and 2001 computations of diluted net loss per share, as they were antidilutive.  Approximately 4.5 million stock options were excluded from the 2000 calculation of diluted net income per share as their exercise price was higher than the Company’s average stock price.  The exercise price for these stock options ranged from approximately $9.19 to $29.63 per share, with the weighted average price being approximately $12.55 per share.

Note 15 – Derivative Financial Instruments

Interest Rate Cap Agreement

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  During 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  The aggregate notional amount of these contracts was $58.0 million and $83.9 million at December 31, 2002 and 2001, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the years ended December 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net gain of $9.3 million and a net loss of $5.9 million, respectively.  Approximately $2.0 million of the amounts recorded in other comprehensive income is expected to be reclassified into earnings in fiscal 2003 as the hedged sales are recorded.

Note 16 – Commitments and Contingencies

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

The Company believes that it has meritorious defenses and is taking appropriate actions against such matters.  While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, the Company believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration its existing insurance coverage and amounts already provided for, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.

Environmental Claims and Proceedings

Hexcel has been named as a potentially responsible party with respect to several hazardous waste disposal sites that it does not own or possess, which are included on the Superfund National Priority List of the U.S. Environmental Protection Agency or on equivalent lists of various state governments.  Because CERCLA provides for joint and several liability, the Company could be responsible for all remediation costs at such sites, even if it is one of many potentially responsible parties (‘‘PRPs’’).  The Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material.

Pursuant to the New Jersey Industrial Sites Recovery Act, Hexcel signed an administrative consent order and a later Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey.  The ultimate cost of remediating the Lodi site will depend on developing circumstances.

Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company’s Kent, Washington site by the U.S. Environmental Protection Agency.  Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.

At its Livermore, California facility, Hexcel has received a series of notices of violation of air quality standards from the Bay Area Air Quality Management District.  Hexcel has investigated and corrected the issues and has cooperated with the District.

The Company’s estimate of its liability as a PRP, of the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites and for any fines and penalties that may be assessed relating to the Livermore, California notices of violation is accrued in the accompanying consolidated balance sheets.

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

In 1999, Hexcel was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)).  The Company was one of many manufacturers joined in the lawsuit, which was spawned from the Department of Justice investigation.  The Court has granted the Plaintiff’s motion to certify the class. Discovery is continuing.  The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

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

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had $25.9 million and $19.4 million letters of credit outstanding at December 31, 2002 and 2001, respectively, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero joint venture in 2001.

Loan Guarantees

The Company has a contingent liability to pay DIC up to $1.5 million with respect to DHL’s debt (see Note 7).

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  Warranty expense for the years ended December 31, 2002, 2001 and 2000, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2002 and 2001, was as follows:

(in millions)	Product Warranties
Balance as of January 1, 2000	$6.6
Warranty expense	3.2
Deductions and other	(4.5)
Balance as of December 31, 2000	$5.3
Warranty expense	6.0
Deductions and other	(6.3)
Balance as of December 31, 2001	$5.0
Warranty expense	2.9
Deductions and other	(3.9)
Balance as of December 31, 2002	$4.0

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002, 2001 and 2000, consist of the following:

(in millions)	2002	2001	2000
Cash paid for:
Interest	$59.3	$62.0	$63.3
Taxes	$8.4	$20.4	$11.5

Non-cash items:
Common stock issued under incentive plans	$2.0	$6.6	$4.2

Note 18 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive loss as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001
Currency translation adjustments	$(7.5)	$(27.1)
Minimum pension obligations	(17.1)	(6.7)
Net unrealized gains (losses) on financial instruments	3.4	(5.9)
Accumulated other comprehensive loss	$(21.2)	$(39.7)

Note 19 - Segment Information

The financial results for Hexcel’s business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions.  Hexcel evaluates performance based on operating income and generally accounts for intersegment sales based on arm’s-length prices.  Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments.  Accounting principles used in the segment information are generally the same as those used for the consolidated financial statements.

As part of the Company’s November 2001 restructuring program, effective January 1, 2002, management responsibility for the Company’s carbon fiber product line was transferred to the Composites business segment.  As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcements segment to the Composites segment.  The Company also changed the names of its business segments to Reinforcements, Composites and Structures.  The Company’s three business segments were previously known as Reinforcement Products, Composite Materials and Engineered Products.  Results for the years ended December 31, 2001 and 2000 have been reclassified for comparative purposes.  Hexcel’s business segments and related products are as follows:

Reinforcements: This segment manufactures and sells carbon, glass and aramid fiber fabrics.  These reinforcement products comprise the foundation of most composite materials, parts and structures.  The segment weaves electronic fiberglass fabrics that are a substrate for printed circuit boards.  All of the Company’s electronics sales come from reinforcement fabric sales.  This segment also sells products for industrial applications such as decorative blinds and soft body armor.  In addition, this segment sells to the Company’s Composites business segment, and to other third-party customers in the commercial aerospace and space and defense markets.

Composites: This segment manufactures and sells carbon fibers and composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets.  This segment also sells to the Company’s Structures business segment.

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

The following table presents financial information on the Company’s business segments as of December 31, 2002, 2001 and 2000, and for the years then ended:

(in millions)	Reinforcements	Composites	Structures	Corporate/ Eliminations	Total
Third-Party Sales
2002	$217.9	$532.4	$100.5	$—	$850.8
2001	245.7	638.8	124.9	—	1,009.4
2000	331.7	594.5	129.5	—	1,055.7
Intersegment sales
2002	$70.3	$17.2	$—	$(87.5)	$—
2001	90.2	22.7	—	(112.9)	—
2000	84.1	21.3	—	(105.4)	—
Operating income (loss)
2002	$19.6	$65.8	$0.4	$(25.6)	$60.2
2001	(304.6)	37.0	(4.5)	(44.1)	(316.2)
2000	42.7	62.2	4.1	(33.6)	75.4
Depreciation and amortization
2002	$15.4	$29.3	$2.4	$0.1	$47.2
2001	26.1	32.1	4.1	0.9	63.2
2000	23.9	28.7	4.7	1.4	58.7
Equity in earnings (losses) of and write-down of an investment in affiliated companies
2002	$(5.2)	$—	$(4.8)	$—	$(10.0)
2001	(6.5)	—	(3.0)	—	(9.5)
2000	5.9	—	(0.4)	—	5.5
Business consolidation and restructuring expenses (net credits)
2002	$(0.5)	$1.9	$0.2	$(1.1)	$0.5
2001	18.8	24.5	5.7	9.4	58.4
2000	(1.4)	11.1	1.3	(0.1)	10.9
Business consolidation and restructuring payments
2002	$7.9	$11.2	$1.6	$3.6	$24.3
2001	2.7	7.6	0.1	1.6	12.0
2000	2.2	7.1	1.9	0.6	11.8
Segment assets
2002	$245.4	$435.5	$80.8	$(53.6)	$708.1
2001	272.3	433.4	101.6	(17.9)	789.4
2000	605.7	482.4	102.0	21.3	1,211.4
Investments in affiliated companies
2002	$29.2	$—	$4.8	$—	$34.0
2001	47.3	—	9.6	—	56.9
2000	59.6	—	12.5	—	72.1
Capital expenditures
2002	$4.0	$10.4	$0.4	$0.1	$14.9
2001	18.0	19.3	0.6	0.9	38.8
2000	13.5	23.3	1.1	1.7	39.6

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2002, 2001 and 2000:

(in millions)	2002	2001	2000
Net sales to external customers:
United States	$479.5	$595.1	$650.7
International
France	160.6	166.8	164.6
United Kingdom	60.5	71.5	75.0
Other	150.2	176.0	165.4
Total international	371.3	414.3	405.0
Total consolidated net sales	$850.8	$1,009.4	$1,055.7

Long-lived assets:
United States	$225.3	$254.2	$281.4
International
France	34.3	30.4	33.4
United Kingdom	35.3	30.7	33.6
Other	31.7	29.2	26.7
Total international	101.3	90.3	93.7
Total consolidated long-lived assets	$326.6	$344.5	$375.1

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

Note 20 – Litigation Gain

In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

Note 21 – Non-Recurring Expenses

In connection with the retirement of the former Chief Executive Officer, the Company recorded compensation expenses of $4.7 million in 2001 as a result of the early vesting of certain deferred compensation and equity compensation awards together with a contractual termination payment.  These expenses are included in “selling, general and administrative expenses” in the consolidated statement of operations.

Note 22 – Gain on Sale of Bellingham Aircraft Interiors Business

On April 26, 2000, Hexcel sold its Bellingham aircraft interiors business to Britax Cabin Interiors, Inc., a wholly owned subsidiary of Britax International plc, for cash proceeds of $113.3 million.  The sale resulted in a pre-tax gain of $68.3 million and an after-tax gain of approximately $44.3 million (or $0.97 per diluted share).  Net proceeds from the sale were used to repay $111.6 million of outstanding term debt under the Company’s Senior Credit Facility.  The consolidated financial statements and accompanying notes reflect Bellingham’s operating results as a continuing operation in the Structures business segment up to the date of disposal.  Net sales and operating income for the Bellingham business were $18.9 million and $0.6 million, respectively, in 2000.

Note 23 - Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2002 and 2001, were:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$222.1	$221.2	$201.0	$206.5
Gross margin	39.6	44.8	37.3	39.6
Business consolidation and restructuring expenses (net credits)	0.7	0.1	(0.1)	(0.2)
Operating income	13.3	19.5	15.1	12.3
Litigation gain	—	9.8	—	—
Loss (gain) on early retirement of debt	—	—	(0.5)	—
Net income (loss)	(9.2)	5.3	(3.6)	(6.1)
Net income (loss) per share:
Basic	$(0.24)	$0.14	$(0.09)	$(0.16)
Diluted	$(0.24)	$0.14	$(0.09)	$(0.16)

Market price:
High	$4.99	$5.40	$4.35	$3.15
Low	$2.14	$3.50	$2.36	$1.25

2001
Net sales	$276.2	$253.5	$240.6	$239.1
Gross margin	60.1	51.7	43.8	35.2
Business consolidation and restructuring expenses	1.1	1.8	4.4	51.1
Impairment of goodwill and other purchased intangibles	—	—	—	309.1
Operating income (loss) (a)	22.6	11.4	7.2	(357.4)
Loss (gain) on early retirement of debt	—	3.1	—	(0.4)
Net income (loss) (a)	5.5	(12.6)	(12.8)	(413.8)
Net income (loss) per share:
Basic	$0.15	$(0.34)	$(0.34)	$(10.88)
Diluted	$0.15	$(0.34)	$(0.34)	$(10.88)

Market price:
High	$12.40	$12.99	$12.69	$4.06
Low	$8.76	$8.90	$3.96	$1.98

(a)          Operating and net loss for the second quarter of 2001 include compensation expenses of $4.7 million in connection with the retirement of the former Chief Executive Officer (see Note 21).

Hexcel has not declared or paid cash dividends per common stock during the periods presented.

Note 24 – Subsequent Event - Pro Forma Consolidated Balance Sheet (Unaudited)

The unaudited pro forma consolidated balance sheet as of December 31, 2002 has been prepared to illustrate the effect of (i) the issuance of $125.0 million mandatorily redeemable convertible preferred stock, (ii) the private placement under Rule 144A of $125.0 million 9-7/8% senior secured notes, due 2008, and (iii) the establishment of a new $115.0 million senior secured credit facility, as if the transactions had occurred as of December 31, 2002.  The proceeds from the sale of mandatorily redeemable convertible preferred stock have been used to provide for the redemption of the

Company’s 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the existing senior credit facility.  The remaining advances under the existing senior credit facility, after the application of a portion of the equity proceeds, have been repaid with the proceeds from the issuance of the Company’s new 9-7/8% senior secured notes and a new senior credit facility.  The transactions closed on March 19, 2003 (see Note 2).

Unaudited Pro Forma Consolidated Balance Sheet

As of December 31, 2002

(In millions, except per share data)	Historical	Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$8.2	$4.4	(a)	$12.6
Accounts receivable, net	117.3	—		117.3
Inventories, net	113.6	—		113.6
Prepaid expenses and other assets	9.2	—		9.2
Total current assets	248.3	4.4		252.7

Net property, plant and equipment	309.4	—		309.4
Goodwill, net	74.4	—		74.4
Investments in affiliated companies	34.0	—		34.0
Other assets	42.0	4.9		46.9
Total assets	$708.1	$9.3		$717.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$621.7	$(615.5	)(a)	$6.2
Accounts payable	54.9	—		54.9
Accrued compensation and benefits	37.6	—		37.6
Accrued interest	19.1	(3.2	)(a)	15.9
Business consolidation and restructuring liabilities	10.5	—		10.5
Other accrued liabilities	35.3	—		35.3
Total current liabilities	779.1	(618.7)		160.4

Long-term notes payable and capital lease obligations	—	512.4	(a)	512.4
Long-term retirement obligations	48.1	—		48.1
Other non-current liabilities	8.3	—		8.3
Total liabilities	835.5	(106.3)		729.2

Mandatorily redeemable convertible preferred stock, 125,000 series A shares and 125,000 series B shares authorized, issued and outstanding	—	96.4	(b)	96.4

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding	—	—		—
Common stock, $0.01 par value, 100.0 shares of stock authorized, shares issued of 39.8 at December 31, 2002	0.4	—		0.4
Additional paid-in capital	288.2	23.4	(b)	311.6
Accumulated deficit	(381.5)	(4.2	)(c)	(385.7)
Accumulated other comprehensive loss	(21.2)	—		(21.2)
	(114.1)	19.2		(94.9)
Less- Treasury stock, at cost, 1.3 shares at December 31, 2002	(13.3)	—		(13.3)
Total stockholders’ equity (deficit)	(127.4)	19.2		(108.2)
Total liabilities and stockholders’ equity (deficit)	$708.1	$9.3		$717.4

(a)          The Company received gross proceeds of $123.7 million from the issuance of 9-7/8% senior secured notes, due 2008, after discount of $1.3 million, along with $125.0 million of gross proceeds from the issuance of mandatorily redeemable convertible preferred stock.  The proceeds from the issuance of the senior secured notes, together with a portion of the proceeds from the issuance of mandatorily redeemable convertible preferred stock, were used to repay $179.9 million of the Company’s existing Senior Credit Facility, accrued interest of $1.8 million on the existing Senior Credit Facility as of December 31, 2002 and a portion of total estimated transaction fees and expenses of $14.3 million (which includes the preferred stock issuance expenses of $5.2 million).  The remaining portion of the proceeds from the issuance of the mandatorily redeemable convertible preferred stock was used remitted to US Bank Trust, trustee for the Company’s 7% convertible subordinated notes, due August 1, 2003, for the express purpose of retiring the remaining $46.9 million of such notes and paying the accrued interest of $1.4 million thereon as of December 31, 2002.  Estimated excess cash proceeds of approximately $4.4 million will be used for general corporate purposes.  A substantial portion of the Company’s indebtedness has been reclassified as long-term to reflect scheduled debt payments after the refinancing transactions.

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

Note 25 - Supplemental Guarantor Information

Certain subsidiaries of Hexcel have jointly, severally, fully and unconditionally guaranteed the Senior Secured Notes due 2008.  Presented below is consolidating information for Hexcel (parent, issuer and primary obligor of the debt), Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, CS Tech-Fab Holding, Inc. and Hexcel Pottsville Corporation (guarantor subsidiaries), and the non-guarantor subsidiaries of Hexcel.  Hexcel wholly owns all of the subsidiary guarantors.

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.2)	$1.3	$7.1	$—	$8.2
Accounts receivable, net	34.1	12.4	70.8	—	117.3
Inter-company accounts receivable	79.4	147.0	4.4	(230.8)	—
Inventories, net	40.6	28.6	44.4	—	113.6
Inter-company short-term notes receivable	160.9	—	—	(160.9)	—
Prepaid expenses and other assets	3.5	0.4	5.3	—	9.2
Total current assets	318.3	189.7	132.0	(391.7)	248.3

Net property, plant and equipment	153.6	65.7	90.1	—	309.4
Goodwill, net	22.1	39.0	13.3	—	74.4
Investments in subsidiaries	(366.5)	—	—	366.5	—
Investments in affiliated companies	—	29.2	4.8	—	34.0
Inter-company long-term notes receivable	531.2	—	0.7	(531.9)	—
Other assets	25.1	0.5	45.1	(28.7)	42.0
Total assets	$683.8	$324.1	$286.0	$(585.8)	$708.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$516.5	$29.4	$75.8	$—	$621.7
Accounts payable	13.3	11.8	29.8	—	54.9
Inter-company accounts payable	165.6	39.0	26.2	(230.8)	—
Accrued compensation and benefits	19.2	5.0	13.4	—	37.6
Accrued interest	18.4	—	0.7	—	19.1
Business consolidation and restructuring liabilities	4.2	0.6	5.7	—	10.5
Inter-company short-term notes payable	—	160.9	—	(160.9)	—
Other accrued liabilities	18.3	4.5	12.5	—	35.3
Total current liabilities	755.5	251.2	164.1	(391.7)	779.1

Inter-company long-term notes payable	0.7	468.1	63.1	(531.9)	—
Long-term retirement obligations	22.9	7.9	17.3	—	48.1
Other non-current liabilities	3.3	—	5.0	—	8.3
Total liabilities	782.4	727.2	249.5	(923.6)	835.5

Stockholders’ equity (deficit)	(98.6)	(403.1)	36.5	337.8	(127.4)
Total liabilities and stockholders’ equity (deficit)	$683.8	$324.1	$286.0	$(585.8)	$708.1

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of December 31, 2001

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2.2	$7.1	2.3	$—	$11.6
Accounts receivable, net	53.0	16.3	71.2	—	140.5
Inter-company accounts receivable	60.7	107.6	4.5	(172.8)	—
Inventories, net	51.4	40.3	40.0	—	131.7
Inter-company short-term notes receivable	123.4	—	—	(123.4)	—
Prepaid expenses and other assets	2.5	0.1	1.8	—	4.4
Total current assets	293.2	171.4	119.8	(296.2)	288.2

Net property, plant and equipment	171.9	77.1	80.2	—	329.2
Goodwill, net	22.1	39.0	11.3	—	72.4
Investments in subsidiaries	(308.9)	—	—	308.9	—
Investments in affiliated companies	—	47.3	9.6	—	56.9
Inter-company long-term notes receivable	468.1	—	0.3	(468.4)	—
Other assets	28.5	0.7	39.1	(25.6)	42.7
Total assets	$674.9	$335.5	$260.3	$(481.3)	$789.4

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$8.3	$5.5	$3.6	$—	$17.4
Accounts payable	18.2	15.5	24.9	—	58.6
Inter-company accounts payable	104.2	44.7	23.9	(172.8)	—
Accrued compensation and benefits	25.2	7.9	9.5	—	42.6
Accrued interest	18.6	—	0.2	—	18.8
Business consolidation and restructuring liabilities	17.5	5.8	10.1	—	33.4
Inter-company short-term notes payable	—	123.4	—	(123.4)	—
Other accrued liabilities	13.4	2.3	18.0		33.7
Total current liabilities	205.4	205.1	90.2	(296.2)	204.5

Long-term notes payable and capitalized lease obligations	548.7	29.3	90.5	—	668.5
Inter-company long-term notes payable	0.3	468.1	—	(468.4)	—
Long-term retirement obligations	20.0	7.6	3.7	—	31.3
Other non-current liabilities	7.5	—	10.2	—	17.7
Total liabilities	781.9	710.1	194.6	(764.6)	922.0

Stockholders’ equity (deficit)	(107.0)	(374.6)	65.7	283.3	(132.6)
Total liabilities and stockholders’ equity (deficit)	$674.9	$335.5	$260.3	$(481.3)	$789.4

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$347.9	$200.1	$376.2	$(73.4)	$850.8

Cost of sales	293.7	176.0	293.2	(73.4)	689.5

Gross margin	54.2	24.1	83.0	—	161.3

Selling, general and administrative expenses	37.1	12.7	37.5	(1.4)	85.9
Research and technology expenses	7.1	1.1	6.5	—	14.7
Business consolidation and restructuring expenses	(1.7)	(0.9)	3.1	—	0.5

Operating income	11.7	11.2	35.9	1.4	60.2

Litigation gain	9.8	—	—	—	9.8
Interest expense	(16.9)	(40.2)	(5.7)	—	(62.8)
Gain on early retirement of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	5.1	(29.0)	30.2	1.4	7.7

Provision for income taxes	0.5	—	10.8	—	11.3

Income (loss) before equity in earnings	4.6	(29.0)	19.4	1.4	(3.6)

Equity in losses of subsidiaries	(19.6)	—	—	19.6	—
Equity in losses and write-downs of an investment in affiliates	—	(5.2)	(4.8)	—	(10.0)
Net income (loss)	$(15.0)	$(34.2)	$14.6	$21.0	$(13.6)

*****

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2001

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$438.0	$242.8	$427.5	$(98.9)	$1,009.4

Cost of sales	370.6	219.9	327.0	(98.9)	818.6

Gross margin	67.4	22.9	100.5	—	190.8

Selling, general and administrative expenses	47.0	29.9	44.5	(0.5)	120.9
Research and technology expenses	9.2	1.7	7.7	—	18.6
Business consolidation and restructuring expenses	28.4	16.0	14.0	—	58.4
Impairment of goodwill and other purchased intangibles	17.0	292.1	—	—	309.1

Operating income (loss)	(34.2)	(316.8)	34.3	0.5	(316.2)

Interest expense	(17.8)	(40.3)	(6.7)	—	(64.8)
Loss on early retirement of debt	(2.7)	—	—	—	(2.7)
Gain on asset sale	25.0	—	—	(25.0)	—

Income (loss) before income taxes	(29.7)	(357.1)	27.6	(24.5)	(383.7)

Provision for income taxes	30.8	—	9.7	—	40.5

Income (loss) before equity in earnings	(60.5)	(357.1)	17.9	(24.5)	(424.2)

Equity in losses of subsidiaries	(348.7)	—	—	348.7	—
Equity in losses and write-downs of an investment in affiliates	—	(6.5)	(3.0)	—	(9.5)
Net income (loss)	$(409.2)	$(363.6)	$14.9	$324.2	$(433.7)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2000

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$420.6	$314.3	$412.3	$(91.5)	$1,055.7

Cost of sales	352.5	257.0	306.3	(91.5)	824.3

Gross margin	68.1	57.3	106.0	—	231.4

Selling, general and administrative expenses	47.2	30.8	45.9	—	123.9
Research and technology expenses	12.2	2.4	6.6	—	21.2
Business consolidation and restructuring expenses	10.0	(2.6)	3.5	—	10.9

Operating income (loss)	(1.3)	26.7	50.0	—	75.4

Interest expense	(24.8)	(41.3)	(2.6)	—	(68.7)
Gain on sale of Bellingham aircraft interiors business	68.3	—	—	—	68.3

Income (loss) before income taxes	42.2	(14.6)	47.4	—	75.0

Provision for income taxes	9.0	—	17.3	—	26.3

Income (loss) before equity in earnings	33.2	(14.6)	30.1	—	48.7

Equity in earnings of subsidiaries	21.0	—	—	(21.0)	—
Equity in earnings (losses) of affiliates	—	5.9	(0.4)	—	5.5

Net income (loss)	$54.2	$(8.7)	$29.7	$(21.0)	$54.2

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(15.0)	$(34.2)	$14.6	$21.0	$(13.6)

Reconciliation to net cash provided by operations:
Depreciation	22.8	12.6	11.8	—	47.2
Amortization	—	—	1.4	(1.4)	—
Deferred income taxes	0.5	—	1.2	—	1.7
Business consolidation and restructuring expenses	(1.7)	(0.9)	3.1	—	0.5
Business consolidation and restructuring payments	(10.7)	(5.3)	(8.3)	—	(24.3)
Gain on early retirement of debt	(0.5)	—	—	—	(0.5)
Equity in losses of subsidiaries	19.6			(19.6)	—
Equity in losses of and write-downs of an investment in affiliates	—	5.2	4.8	—	10.0

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18.8	3.9	12.9	—	35.6
Decrease (increase) in inventories	10.9	11.6	3.3	—	25.8
Decrease (increase) in prepaid expenses and other assets	(0.9)	(0.3)	(0.5)	—	(1.7)
Increase (decrease) in accounts payable and accrued liabilities	(5.5)	(4.0)	(6.2)	—	(15.7)
Net change in inter-company receivable and payable	43.0	(45.0)	2.0	—	—
Changes in other non-current assets and long-term liabilities	(10.9)	6.3	5.5	—	0.9
Net cash provided by (used for) operating activities	70.4	(50.1)	45.6	—	65.9

Cash flows from investing activities
Capital expenditures	(5.3)	(1.6)	(8.0)	—	(14.9)
Proceeds from sale of an ownership interest in an affiliate	—	10.0	—	—	10.0
Proceeds from sale of other assets	0.3	0.9	0.3	—	1.5
Dividends from affiliates	—	1.6	—	—	1.6
Other	(0.5)	—	—	—	(0.5)
Net cash provided by (used for) investing activities	(5.5)	10.9	(7.7)	—	(2.3)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	(38.9)	—	(18.5)	—	(57.4)
Proceeds (repayments) of long-term debt, net	(1.0)	(5.4)	(3.5)	—	(9.9)
Proceeds (repayments) of long-term inter- company debt, net	(100.5)	37.4	63.1	—	—
Intercompany distributions received (paid)	73.1	—	(73.1)	—	—
Net cash provided by (used for) financing activities	(67.3)	32.0	(32.0)	—	(67.3)
Effect of exchange rate changes on cash and cash equivalents	—	1.4	(1.1)	—	0.3
Net increase (decrease) in cash and cash equivalents	(2.4)	(5.8)	4.8	—	(3.4)
Cash and cash equivalents at beginning of year	2.2	7.1	2.3	—	11.6
Cash and cash equivalents at end of year	$(0.2)	$1.3	$7.1	$—	$8.2

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(409.2)	$(363.6)	$14.9	$324.2	$(433.7)

Reconciliation to net cash provided by operations:
Depreciation	24.9	13.4	12.4	—	50.7
Amortization	2.7	9.0	1.5	(0.7)	12.5
Deferred income taxes	30.7	—	(3.1)	—	27.6
Business consolidation and restructuring expenses	28.4	16.0	14.0	—	58.4
Business consolidation and restructuring payments	(7.2)	(2.0)	(2.8)	—	(12.0)
Loss on early retirement of debt	0.7	—	—	—	0.7
Equity in losses of subsidiaries	348.7	—	—	(348.7)	—
Equity in losses of and write-downs of an investment in affiliates	—	6.5	3.0	—	9.5
Impairment of goodwill and other purchased intangibles	17.0	292.1	—	—	309.1
Gain on asset sale	(25.0)	—	—	25.0	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1.8)	6.7	(0.3)	—	4.6
Decrease (increase) in inventories	(0.3)	6.2	14.7	—	20.6
Decrease (increase) in prepaid expenses and other assets	0.9	—	0.2	—	1.1
Increase (decrease) in accounts payable/accrued liabilities	0.9	(12.6)	(7.5)	—	(19.2)
Net change in inter-company receivable and payable	(0.3)	6.9	(6.6)	—	—
Changes in other non-current assets/long-term liabilities	(3.1)	3.3	4.7	0.2	5.1
Net cash provided by (used for) operating activities	8.0	(18.1)	45.1	—	35.0

Cash flows from investing activities
Capital expenditures	(8.5)	(14.0)	(16.3)	—	(38.8)
Dividends from affiliates	—	0.8	—	—	0.8
Other	(0.3)	—	—	—	(0.3)
Net cash used for investing activities	(8.8)	(13.2)	(16.3)	—	(38.3)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	20.1	—	4.5	—	24.6
Proceeds from issuance of long-term debt	98.5	—	—	—	98.5
Repayments of long-term debt and capital lease obligations	(98.0)	(4.6)	(8.0)	—	(110.6)
Proceeds (repayments) of long-term inter- company debt, net	(38.7)	37.4	1.3	—	—
Intercompany distributions received (paid)	25.0	—	(25.0)	—	—
Debt issuance costs	(3.5)	—	—	—	(3.5)
Other	(0.4)	—	—	—	(0.4)
Net cash provided by (used for) financing activities	3.0	32.8	(27.2)	—	8.6
Effect of exchange rate changes on cash and cash equivalents	—	4.9	(3.7)	—	1.2
Net increase (decrease) in cash and cash equivalents	2.2	6.4	(2.1)	—	6.5
Cash and cash equivalents at beginning of year	—	0.7	4.4	—	5.1
Cash and cash equivalents at end of year	$2.2	$7.1	$2.3	$—	$11.6

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2000

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$54.2	$(8.7)	$29.7	$(21.0)	$54.2

Reconciliation to net cash provided by operations:
Depreciation	23.7	11.9	10.0	—	45.6
Amortization	3.4	9.0	0.7	—	13.1
Deferred income taxes	9.0	—	(0.4)	—	8.6
Business consolidation and restructuring expenses	10.1	(2.6)	3.4	—	10.9
Business consolidation and restructuring payments	(8.0)	(1.1)	(2.7)	—	(11.8)
Gain on sale of Bellingham interiors business	(68.3)	—	—	—	(68.3)
Gain on curtailment of pension plan	(5.1)	—	—	—	(5.1)
Equity in (earnings) losses of subsidiaries	(21.0)	—	—	21.0	—
Equity in (earnings) losses of affiliates	—	(5.9)	0.4	—	(5.5)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4.8)	3.0	(5.9)	—	(7.7)
Decrease (increase) in inventories	(4.6)	(3.2)	(9.2)	—	(17.0)
Decrease (increase) in prepaid expenses and other assets	(0.6)	—	0.2	—	(0.4)
Increase (decrease) in accounts payable and accrued liabilities	(2.8)	2.3	11.2	—	10.7
Net change in inter-company receivable and payable	8.3	(20.5)	12.2	—	—
Changes in other non-current assets and long-term liabilities	(5.9)	8.5	3.1	—	5.7
Net cash provided by (used for) operating activities	(12.4)	(7.3)	52.7	—	33.0

Cash flows from investing activities
Capital expenditures	(13.7)	(9.0)	(16.9)	—	(39.6)
Proceeds from sale of Bellingham aircraft interiors business	113.3	—	—	—	113.3
Proceeds from sale of other assets	83.4	—	—	(80.0)	3.4
Acquisition	—	—	(80.0)	80.0	—
Investments in affiliates	—	—	(8.3)	—	(8.3)
Net cash provided by (used for) investing activities	183.0	(9.0)	(105.2)	—	68.8

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	(40.9)	—	70.4	—	29.5
Proceeds (repayments) of long-term debt, net	(119.1)	(4.7)	(2.2)	—	(126.0)
Proceeds (repayments) of long-term inter- company debt, net	(11.2)	21.5	(10.3)	—	—
Debt issuance costs	(0.9)	—	—	—	(0.9)
Activity under stock plan and other	2.4	—	—	—	2.4
Net cash provided by (used for) financing activities	(169.7)	16.8	57.9	—	(95.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	(1.4)	—	(1.9)
Net increase (decrease) in cash and cash equivalents	0.9	—	4.0	—	4.9
Cash and cash equivalents at beginning of year	(0.9)	0.7	0.4	—	0.2
Cash and cash equivalents at end of year	$—	$0.7	$4.4	$—	$5.1

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS OF BHA AERO COMPOSITE PARTS CO., LTD.

(A Sino-foreign equity joint venture established in the People’s Republic of China)

We have audited the accompanying balance sheets of BHA Aero Composite Parts Co., Ltd. (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations, owners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte Touche Tohmatsu

Deloitte Touche Tohmatsu
Certified Public Accountants Ltd.
Beijing, China
March 2, 2003

BHA AERO COMPOSITE PARTS CO., LTD.
BALANCE SHEETS

		December 31, 2001	December 31,
			2002	2002

RMB

RMB

US$

	ASSETS

	Current assets:
	Cash	104,374,290	3,516,469	424,833
	Account receivable - related party	—	5,423,054	655,172
Other receivables	- others	3,150,437	1,154,352	139,460
	- related party	—	364,013	43,977
	Value-added tax receivable	696,125	3,512,760	424,385
	Prepaid expenses	59,087	139,595	16,865
	Advance to suppliers	34,196	2,271,093	274,376
	Inventories	12,291,162	18,354,749	2,217,480
	Total current assets	120,605,297	34,736,085	4,196,548

	Property, plant and equipment, net	260,526,689	250,780,914	30,297,430

	Total assets	381,131,986	285,516,999	34,493,978

	LIABILITIES AND OWNERS’ EQUITY

	Current Liabilities:
Accounts payable	- trade	625,138	4,002,034	483,495
	- related party	—	41,221	4,980
Other payables	- others	32,071,673	5,233,684	632,294
- related parties		1,494,514	9,646,676	1,165,438
	Accrued expenses	16,745,053	11,105,218	1,341,647
	Total current liabilities	50,936,378	30,028,833	3,627,854

	Long-term Liabilities:
	Deferred tax liability	406,000	406,000	49,050
	Long-term bank loans	216,022,240	233,416,680	28,199,616
	Total long-term liabilities	216,428,240	233,822,680	28,248,666

	Total liabilities	267,364,618	263,851,513	31,876,520

	Commitments (Note 12)

	Owners’ Equity:
	Paid in capital	165,562,762	165,562,762	20,002,025
	Accumulated losses	(51,795,394)	(143,897,276)	(17,384,567)
		113,767,368	21,665,486	2,617,458

	Total Liabilities and Owners’ Equity	381,131,986	285,516,999	34,493,978

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OPERATIONS

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31,
			2002	2002
	RMB	RMB	RMB	US$
	(unaudited)

Sales	—	—	14,878,101	1,797,458
Cost of sales	—	—	(52,441,976)	(6,335,638)
Gross loss	—	—	(37,563,875)	(4,538,180)

Operating expenses:
Selling, general and administrative	(3,288,193)	(49,399,753)	(46,880,099)	(5,663,694)

Loss from operations	(3,288,193)	(49,399,753)	(84,443,974)	(10,201,874)

Other income (expense):
Interest income	—	2,405,474	669,453	80,878
Interest expense	—	(541,730)	(7,640,625)	(923,082)
Foreign exchange loss	—	(79,896)	(197,930)	(23,912)
Other	—	(485,296)	(488,806)	(59,054)
	—	1,298,552	(7,657,908)	(925,170)

Net loss before income tax provision	3,288,193	48,101,201	92,101,882	11,127,044

Income tax provision – deferred	—	406,000	—	—

Net loss	3,288,193	48,507,201	92,101,882	11,127,044

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OWNERS’ EQUITY

	Paid-in capital	Accumulated losses	Total owners’ equity
	RMB	RMB	RMB

Balance, January 1, 2000 (unaudited)	66,516,090	—	66,516,090

Capital contribution (unaudited)	99,046,672	—	99,046,672

Net loss (unaudited)	—	(3,288,193)	(3,288,193)

Balance, January 1, 2001	165,562,762	(3,288,193)	162,274,569

Net loss	—	(48,507,201)	(48,507,201)

Balance, December 31, 2001	165,562,762	(51,795,394)	113,767,368

Net loss	—	(92,101,882)	(92,101,882)

Balance, December 31, 2002	165,562,762	(143,897,276)	21,665,486

In US$	20,002,025	(17,384,567)	2,617,458

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF CASH FLOWS

		December 31, 2000	December 31, 2001	December 31,
				2002	2002
		RMB	RMB	RMB	US$
		(unaudited)

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	(3,288,193)	(48,507,201)	(92,101,882)	(11,127,044)
	Adjustments to reconcile net loss to net cash provided by operating activities:
	Depreciation and amortization	265,193	2,416,887	18,641,555	2,252,130
	Gain on disposal of fixed assets	—	—	101,990	12,322

	CHANGES IN OPERATING ASSETS AND LIABILITIES
	Account receivable - related party	—	—	(5,423,054)	(655,172)
Other receivables	- others	(632,997)	(2,517,440)	1,996,085	241,151
	- related parties	—	—	(364,013)	(43,977)
	Value-added tax receivable	—	(696,125)	(2,816,635)	(340,284)
	Prepaid expenses	(59,523)	436	(80,508)	(9,726)
	Advance to suppliers	—	(34,196)	(2,236,897)	(270,245)
	Inventories	—	(12,291,162)	(6,063,587)	(732,556)
Accounts payable	- trade	—	625,138	3,376,896	407,971
	- related party	—	—	41,221	4,980
Other payables	- others	7,078,763	906,489	(1,257,055)	(151,868)
	- related parties	—		8,152,162	984,882
	Accrued expenses	1,290,756	15,454,297	(5,639,835)	(681,362)
	Deferred tax liability	—	406,000	—	—
	Net cash used in operating activities	4,653,999	(44,236,877)	(83,673,557)	(10,108,798)

	CASH FLOWS FROM INVESTING ACTIVITIES
	Capital contribution	99,046,672	—	—	—
	Purchase of property, plant and equipment	(27,643,083)	(209,984,751)	(34,697,037)	(4,191,830)
	Proceeds received from disposal of fixed assets	—	—	118,333	14,296
	Net cash used in investing activities	71,403,589	(209,984,751)	(34,578,704)	(4,177,534)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Bank borrowings	—	216,022,240	17,394,440	2,101,463
	Net cash provided by financing activities	—	216,022,240	17,394,440	2,101,463

	Net increase (decrease) in cash	76,057,588	(38,199,388)	(100,857,821)	(12,184,870)

	Cash at beginning of year	66,516,090	142,573,678	104,374,290	12,609,703

	Cash at end of year	142,573,678	104,374,290	3,516,469	424,833

	Supplemental Cash Flow Information Cash paid during the year:
	Interest	—	1,922,079	7,250,911	876,000

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.

NOTES TO THE FINANCIAL STATEMENTS

1.               ORGANIZATION AND PRINCIPAL ACTIVITIES

BHA Aero Composite Parts Co., Ltd. (the “Company”) was incorporated in Tianjin, the People’s Republic of China (“PRC”) as a Sino-foreign equity joint venture with an operation period of 22 years commencing July 8, 1999.  The Company is invested by Hexcel China Holdings Corporation (“Hexcel China”), Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation (“China Aviation”). Total registered capital of the Company is US$20,000,001, which is equivalent to RMB165,562,762, and each investor has equal share in the Company.

The Company is primarily engaged in the manufacturing of aero composite parts. Major raw materials were purchased from Hexcel Corporation and all sales have been made to Hexcel Corporation, in year 2002 and 2001. Hexcel Corporation is the holding company of Hexcel China.

2.               BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis of accounting differs from that used in the statutory financial statements of the Company, which are required to be prepared in accordance with the accounting principles and the relevant financial regulations as established by the Ministry of Finance of the PRC (“PRC GAAP”). There was no material difference except for capitalization of borrowing cost and recognition of deferred tax.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management believes the Company can meet its obligations and sustain operations from a combination of additional equity and/or debt financing, which it is currently seeking, and the release of new products.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivable, accounts payable and bank borrowings.  At December 31, 2002 and 2001, the fair value of such instruments approximated their financial statements carrying amounts.

Revenue recognition – Revenue from products sold directly to the customer is recognized upon delivery.  The Company does not record a provision for estimated returns and warranty costs at the time revenue is recognized.  Estimated returns and warranty costs have not been material in any period presented.

Foreign currencies - Transactions in currencies other than RMB are translated at the approximate rates ruling on the dates of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated at the rates ruling on the balance sheet date. Exchange gains and losses are taken to the statement of operations.

Convenience translation into United States Dollars - The financial statements are presented in Renminbi. The translation of Renminbi amounts into United States dollars has been made for the convenience of the reader and has been made at the rate of exchange quoted by the People’s Bank of China on December 31, 2002 of RMB8.2773 to US$1.00. Such translation amounts should not be construed as representations that the Renminbi amounts could be readily converted into United States dollars at that rate or any other rate.

Comprehensive loss - SFAS No. 130, “Reporting Comprehensive Income” requires that an enterprise report by major components and as a single total, the change in its net assets from non-owner sources.  Comprehensive loss equals net loss for both years ended December 31, 2002 and 2001.

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

Segment information - The company reports segment data pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segments (Note 13).

Recently issued accounting standards - In June 2001, the Financial Accounting Standards Board issued (“FASB”) issued SFAS No.141, “Business Combinations,” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No.141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No.142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No.142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company did not have goodwill or other intangible assets at December 31, 2002. Consequently, the adoption of SFAS No.142, effective January 1, 2002, did not have an impact on its financial statements.

In August 2001, FASB issued SFAS No.144, “Accounting for Impairment of Disposal of Long-Lived Assets”. SFAS No.144 supersedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No.144, effective January 1, 2002, did not have an impact on its financial statements.

In June 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issue Task Force Issue (“EITF”) No.94-3. The Company will adopt the provisions of SFAS No.146 for restructuring activities initiated after December 31, 2002. SFAS No.146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No.94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for these financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial position.

4.                                       INVENTORIES

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Raw materials	12,291,162	13,201,120	1,594,858
Work in progress	—	3,963,747	478,870
Finished goods	—	1,189,882	143,752
Inventories	12,291,162	18,354,749	2,217,480

5.                                       PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Land use rights	5,092,160	5,092,237	615,205
Buildings	156,098,987	161,513,897	19,512,872
Machinery and production equipment	88,363,675	84,550,008	10,214,686
System software and related electronic equipment	7,897,039	19,515,807	2,357,750
Motor vehicles	2,025,789	1,534,589	185,397
	259,459,650	272,206,538	32,885,910
Less: Accumulated depreciation and amortization	(2,682,079)	(21,425,624)	(2,588,480)
	256,777,571	250,780,914	30,297,430
Projects under construction	3,749,118	—	—
Property, plant and equipment, net	260,526,689	250,780,914	30,297,430

The depreciation and amortization expense for 2002, 2001 and 2000 was RMB18,641,555  (US$2,252,130), RMB2,416,887 and RMB265,193 (unaudited), respectively.

6.                                       ACCRUED EXPENSES

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Interest accrual	1,328,300	1,718,015	207,557
Payroll accrual	12,842,780	3,661,610	442,368
Other accruals	2,573,973	5,725,593	691,722
Accrued expenses	16,745,053	11,105,218	1,341,647

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

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Loans drawn down from US dollar facilities bear interest at rate of LIBOR plus 0.5% per annum (2.417% weighted average in 2002) and due in May 2004	144,012,840	155,613,240	18,800,000
Loans drawn down from RMB facilities bear interest at a rate of 4.437% per annum and due in July 2004.	72,009,400	77,803,440	9,399,616
	216,022,240	233,416,680	28,199,616

8.                                       TAXATION

Income tax

The Company is governed by the Income Tax Law of the PRC (the “Income Tax Laws”). Under the Income Tax Laws, companies generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.

Pursuant to the Income Tax Laws, companies approved as manufacturing enterprises with operation period more than 10 years are eligible for a two-year exemption from income tax followed by a 50% reduction of income tax for the next three years. Since the Company is located in Tianjin new technology development zone, it also enjoys a reduced income tax rate at 15% with approval.

No current year tax provision has been made as the Company does not has any taxable income in 2002 and 2001.

Deferred tax

Significant components of the Company’s deferred income tax liabilities are as follows:

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Deferred tax liabilities:
Interest capitalization	(406,000)	(406,000)	(49,050)
Total deferred tax liabilities	(406,000)	(406,000)	(49,050)

Significant components of deferred income tax assets are as follows:

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$

Deferred tax assets:
Net operating loss carry forwards	—	12,556,000	1,516,920
Inventory valuation	—	1,395,000	168,533
Depreciation and amortization	8,114,000	8,968,000	1,083,445
Total deferred tax assets	8,114,000	22,919,000	2,768,898
Valuation allowance	(8,114,000)	(22,919,000)	(2,768,898)
Total net deferred tax assets	—	—	—

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

10.                                 DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China’s foreign investment enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprise expansion reserve and a employee welfare and bonus reserve.

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

Other payables to investors are as follows:

	December 31,	December 31,
	2001	2002	2002
	RMB	RMB	US$
Royalty fee payables:
Hexcel Corporation	—	80,559	9,733
Boeing	—	40,279	4,866
China Aviation	—	60,419	7,299
	—	181,257	21,898

Temporary advance:
Hexcel Corporation	275,991	275,991	33,344

Reimbursements:
Hexcel Corporation	1,218,523	7,139,157	862,498
Boeing	—	2,050,271	247,698
	1,218,523	9,189,428	1,110,196
	1,494,514	9,646,676	1,165,438

The reimbursements represents salaries and related benefits paid by the investors on behalf of the Company.

Pursuant to the royalty agreements signed between the Company and the investors. Royalty fee is calculated based on a fixed percentage of the cash collection of the Company’s annual sales and is payable on a semi-annual basis.  Accordingly, the Company has recorded RMB181,257 (US$21,898) in 2002 and Nil in 2001, and 2000 in royalty expenses.

At December 31, 2002 and 2001, the investors have guaranteed the Company’s bank credit facilities and bank borrowings.

12.                                 COMMITMENTS

Operating lease - As of December 31, 2002, the Company was committed under certain operating leases, requiring annual rental expense as follows:

	RMB	US$

2003	2,727,000	329,455
2004	365,000	44,097
	3,092,000	373,552

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

The Company generates revenue from one segment, products for aero composite parts. The Company’s business activities and accounts receivable are with a sole customer, Hexcel Corporation. The Company will maintain allowances for estimated potential bad debt losses and will revise its estimates of collectibility on a periodic basis. There is no history of bad debt experience with Hexcel Corporation and collection of receivable is reasonably assured.

The Company’s business growth is dependent on demand from Hexcel corporation. The slow down of airline industry globally will have a material adverse effect on the Company’s business. The Company’s customer base is concentrated and the loss of Hexcel Corporation could cause the Company’s business to suffer.

14.                                 EMPLOYEE RETIREMENT BENEFITS AND POST- RETIREMENT BENEFITS

The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefit plan. The government is responsible for the benefit liability to these retired employees. The Company has to contribute to the fund based on 25.7% of the employees’ basic monthly salaries. The expense of such arrangements to the Company was approximately RMB1,187,111 (US$143,418), RMB764,406 and RMB50,158 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively. The Company is not obligated under any other post-retirement plans and does not provide any post-employment benefits.

INDEPENDENT AUDITORS’ REPORT

Asahi-Schwebel Co., Ltd.:

We have audited the accompanying consolidated balance sheet of Asahi-Schwebel Co., Ltd. (a majority-owned subsidiary of Asahi Kasei Corporation) and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and unappropriated retained earnings, comprehensive income (loss), and cash flows for the year then ended (all expressed in Japanese yen).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of Asahi-Schwebel (Taiwan) Co., Ltd. (“A-S (Taiwan)”), a consolidated subsidiary, which statements reflect total assets constituting 30% of consolidated total assets as of March 31, 2003, and total revenues constituting 42% of consolidated total revenues for the year ended March 31, 2003.  We also did not audit the financial statements of NITTOBO ASCO Glass Fiber Co., Ltd. (“NAG”), a 50% owned equity investee of the Company, the Company’s investment in which is accounted for by use of the equity method.  The Company’s equity of ¥1,993,999 thousand in NAG’s net assets at December 31, 2002, and of ¥91,136 thousand, in that company’s net income for the year ended December 31, 2002, are included in the accompanying consolidated financial statements.  The financial statements of A-S (Taiwan) and NAG were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for A-S (Taiwan) and NAG, are based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asahi-Schwebel Co., Ltd. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte Touche Tohmatsu

May 29, 2003
Osaka, Japan

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Consolidated Balance Sheets
March 31

(Amounts in Thousands of Japanese Yen, Except Share Amounts)

	Notes	2003	2002
			(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		¥357,426	¥80,163
Notes and accounts receivable - principally trade:
Customers		2,055,998	1,947,195
Shareholders and affiliated companies	9	24,458	17,976
Allowance for doubtful receivables		(11,581)	(12,832)
Inventories:	1
Finished products		1,005,352	1,074,568
Work in process		884,786	1,017,703
Raw materials and supplies		406,281	445,058
Refundable consumption tax		70,307	37,766
Deferred income taxes	1,7	203,563
Other current assets		110,760	249,044

Total current assets		5,107,350	4,856,641

PROPERTY, PLANT, AND EQUIPMENT - At cost:
Land and improvements		1,423,874	1,435,549
Buildings and improvements		5,385,438	5,490,982
Machinery and equipment		17,067,123	17,619,356
Construction in progress		649,094	168,271
Total		24,525,529	24,714,158
Less accumulated depreciation	1	16,521,151	15,723,885

Net property, plant, and equipment		8,004,378	8,990,273

OTHER ASSETS:
Investments in affiliated companies	2	3,960,677	4,260,444
Goodwill	1	807,410	807,410
Deferred income taxes non-current	1,7	110,499
Income tax receivable		70,416
Other	1	356,750	149,269

Total other assets		5,305,752	5,217,123

TOTAL		¥18,417,480	¥19,064,037

See the accompanying notes to consolidated financial statements.

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Consolidated Balance Sheets (continued)

March 31

(Amounts in Thousands of Japanese Yen, Except Share Amounts)

	Notes	2003	2002
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	3	¥4,139	¥105,831
Short-term loans from Asahi Finance Co., Ltd., affiliated company; interest at 0.31% in 2003 and 0.40% in 2002		1,482,497	642,231
Current maturities of long-term debt	3	587,547	523,700
Notes and accounts payable:
Shareholders and affiliated companies	9	1,410,218	409,093
Other		238,493	1,088,735
Payable for purchases of equipment		67,743	66,966
Accrued income taxes	7	16,338	15,794
Deferred income taxes	1,7		48,667
Other accrued expenses - principally salaries, wages, and bonuses		536,919	559,465

Total current liabilities		4,343,894	3,460,482

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	3	1,561,415	1,833,775
Deferred income taxes	1,7		22,247
Accrued pension liabilities	1,6	7,935	3,553

Total long-term liabilities		1,569,350	1,859,575

MINORITY INTEREST		2,467,435	2,457,094

SHAREHOLDERS’ EQUITY:
Common stock - authorized, 2,400,000 shares; issued and outstanding, 1,296,000 shares	4	648,000	648,000
Capital surplus		217,800	217,800
Retained earnings:	5
Appropriated for legal reserve		162,000	162,000
Unappropriated	1	9,458,981	10,282,538
Accumulated other comprehensive loss	8	(449,980)	(23,452)

Total shareholders’ equity		10,036,801	11,286,886

TOTAL		¥18,417,480	¥19,064,037

See the accompanying notes to consolidated financial statements.

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Consolidated Statements of Operations and Unappropriated Retained Earnings
Years Ended March 31

(Amounts in Thousands of Japanese Yen)

	Notes	2003	2002	2001
			(Unaudited)	(Unaudited)

REVENUES:	9
Net sales		¥9,958,898	¥9,234,508	¥19,678,420
Interest and other		46,394	202,679	93,136
Total revenues		10,005,292	9,437,187	19,771,556

COST AND EXPENSES:	1,6,9,10
Cost of goods sold		10,052,206	10,218,931	15,451,712
Selling, general, and administrative expenses		1,073,388	1,123,521	1,361,069
Interest and other		73,226	122,655	178,692
Research and development		66,406	156,253	148,401
Total cost and expenses		11,265,226	11,621,360	17,139,874

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN NET INCOME OF AFFILIATED COMPANY		(1,259,934)	(2,184,173)	2,631,682

INCOME TAXES:	1,7
Current		(14,525)	7,263	1,230,862
Deferred		(400,635)	(603,312)	(351,304
Total income taxes		(415,160)	(596,049)	879,558

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME OF AFFILIATED COMPANY		(844,774)	(1,588,124)	1,752,124

MINORITY INTEREST		69,919	(158,531)	421,673

EQUITY IN NET INCOME OF AFFILIATED COMPANY		91,136	281,176	357,560

NET INCOME (LOSS)	1	(823,557)	(1,148,417)	1,688,011

UNAPPROPRIATED RETAINED EARNINGS, BEGINNING OF YEAR		10,282,538	11,675,899	10,063,056

Total		9,458,981	10,527,482	11,751,067

DEDUCT - Cash dividend			244,944	75,168

UNAPPROPRIATED RETAINED EARNINGS, END OF YEAR	5	¥9,458,981	¥10,282,538	¥11,675,899

See the accompanying notes to consolidated financial statements.

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
Years Ended March 31

(Amounts in Thousands)

	2003	2002	2001
		(Unaudited)	(Unaudited)
Net Income (Loss)	¥(823,557)	¥(1,148,417)	¥1,688,011
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on investment securities - (Net of income taxes of ¥2,164, ¥5,601, and ¥2,208 for 2003, 2002, and 2001)	3,020	(7,818)	(3,083)
Reclassification adjustments for write-down and sales of investment securities - (Net of income taxes of ¥3,366 and ¥19,724 for 2003 and 2002)	(4,699)	27,530
Foreign currency translation adjustment	(424,849)	36,392	374,347
Total other comprehensive income (loss)	(426,528)	56,104	371,264

Comprehensive Income (Loss)	¥(1,250,085)	¥(1,092,313)	¥2,059,275

See the accompanying notes to consolidated financial statements.

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended March 31

(Amounts in Thousands)

	2003	2002	2001
		(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	¥(823,557)	¥(1,148,417)	¥1,688,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,249,060	1,147,791	1,771,912
Provision for allowance for doubtful receivables	(1,251)	(16,000)	4,209
Loss on disposal of property, plant, and equipment	25,818	27,106	34,885
Loss on sales of investment securities	8,545
Write-down of investment securities		51,307
Deferred income taxes	(400,635)	(603,312)	(351,304)
Minority interest	69,919	(158,531)	421,673
Equity in net income of affiliated company	(91,136)	(281,176)	(357,560)
Decrease (increase) in receivables-principally trade	(115,285)	1,592,146	(773,674)
Decrease (increase) in inventories	240,910	872,554	(946,916)
Decrease (increase) in refundable consumption tax	(32,541)	10,629	(3,605)
Decrease (increase) in other current assets	138,285	(290,689)	32,581
Increase (decrease) in accrued income taxes	544	(1,066,481)	903,213
Increase (decrease) in payables - principally trade	150,883	(2,161,982)	937,573
Increase in other accrued expenses	(50,047)	23,018	559
Net cash provided by (used in) operating activities	369,512	(2,002,037)	3,361,557

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(750,316)	(832,364)	(1,022,010)
Increase (decrease) in payable for purchase of equipment	7,070	(182,664)	16,360
Proceeds from sales of property, plant, & equipment	2,562	567	157
Proceeds from sales of investment securities	28,857
Decrease (increase) in other assets	(291,160)	15,621	(8,931)
Decrease (increase) in short-term loans to an affiliated company		2,515,000	(1,590,000
Net cash provided by (used in) investing activities	(1,002,987)	1,516,160	(2,604,424)

FINANCING ACTIVITIES:
Increase (decrease) in short-term bank loans	(93,579)	105,831
Increase in short-term loans from an affiliated company	840,266	642,231
Increase in long term loans	176,028
Payments of long-term debt	(333,200)	(486,739)	(919,921)
Payments of lease obligations		(10,033)	(16,783
Dividend paid		(244,944)	(75,168
Dividend paid to minority interest	(59,579)
Dividend from NAG	390,903	342,149	328,283
Net cash provided by (used in) financing activities	920,839	348,495	(683,589)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10,101)	(3,162)	12,886

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	277,263	(140,544)	86,430

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	80,163	220,707	134,277

CASH AND CASH EQUIVALENTS, END OF YEAR	¥357,426	¥80,163	¥220,707

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	¥66,856	¥75,883	¥106,726
Income taxes	966	1,140,276	312,247

See the accompanying notes to consolidated financial statements.

Asahi-Schwebel Co., Ltd. (A Majority-owned Subsidiary of Asahi Kasei Corporation) and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended March 31, 2003, 2002 (Unaudited), and 2001 (Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - The Company and its subsidiaries operate in a single industry, the manufacture and sale of industrial and decorative fabrics containing fiberglass.  Most of the Companies’ products are sold to customers in the electronics industry and are used as materials for printed circuit boards.

Significant accounting policies applied in the preparation of the accompanying consolidated financial statements are summarized as follows:

Consolidation - The consolidated financial statements include the accounts of Asahi-Schwebel Co., Ltd. (“the Company”), its 51% owned subsidiary, Asahi-Schwebel (Taiwan) Co., Ltd. (“A-S (Taiwan)”) and its wholly owned subsidiary, ASCO Taiwan Co., Ltd. (“ASCOT”), (together “the Companies”).  The Company established ASCOT (authorized capital New Taiwan Dollar 1,000,000) on June 19, 2000 under the laws of the Republic of China to engage in wholesaling of other chemical products (glass yarn, glass cloth and glass fiber) and international trade.  Significant intercompany items have been eliminated upon consolidation.

The Company’s 50% investment in NITTOBO ASCO Glass Fiber Co., Ltd. (“NAG”) is accounted for using the equity method.

The accompanying consolidated financial statements are stated in Japanese Yen, the currency of the country in which the Company is incorporated and operates, and have been prepared on the basis of accounting principles generally accepted in the United States of America.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant Customer - Sales to one customer accounted for approximately 19.1%, 16.0%, and 13.4% of net sales for the years ended March 31, 2003, 2002, and 2001.  One additional customer accounted for approximately 13.2 % of net sales for the year ended March 31, 2001.  No other customers singly accounted for 10% or more of net sales.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits, and time deposits with an original maturity of three months or less.

Inventories are stated at the lower of cost or market.  Cost is determined principally using the average-cost method for inventories held by the Company and by the first-in, first-out method for inventories held by A-S (Taiwan).

Investment Securities - Investment securities consist of marketable equity securities and are included in “other assets - other”.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, all of the Company’s investment securities are classified as available for sale and, accordingly, are carried at fair value.  Net unrealized gains or losses, net of applicable income taxes, are included in other comprehensive income.  At March 31, 2003 and 2002, the investment securities’ aggregate fair value, gross unrealized holding gains, and gross unrealized holding losses were as follows:

	2003	2002
	(in thousands)

Aggregate fair value	¥404	¥33,074
Gross unrealized holding gains	43	7,946
Gross unrealized holding losses	112	13,198

Depreciation of Property, Plant, and Equipment is computed over the estimated useful lives of the assets using the straight-line method.  The ranges of estimated useful lives used in the computation of depreciation are generally as follows:

Buildings and improvements	7 - 50 years

Machinery and equipment	4 - 60 years

Impairment of Long-Lived Assets - Effective April 1, 2002, the Companies adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement provides one accounting model for the impairment or disposal of long-lived assets.  This statement also changes the criteria for classifying an asset as held for sale and broadens the scope of business to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The effect of the adoption of this statement was not material.

Management reviews long-lived assets for impairment of value whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  In such an event, the estimated future undiscounted cash flows associated with the asset is compared with the carrying value of the asset to determine if a write-down is required.  If this evaluation indicates that the carrying value exceeds the fair value of the long-lived asset, the Companies recognize an impairment loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using anticipated cash flows discounted at a rate commensurate with the risk involved.

Goodwill - Prior to April 1, 2002, the excess of the purchase cost of A-S (Taiwan) and NAG over the Company’s equity in the fair value of the underlying net assets at the date of acquisition (goodwill) was amortized on a straight-line basis over a period of 30 years and 10 years, respectively.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company effective April 1, 2002.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.

Effective April 1, 2002, in accordance with SFAS No. 142, the Company ceased amortizing goodwill, which decreased net loss by ¥281,368 thousand, and changed to an impairment - only approach.  Accordingly, goodwill is no longer amortized and is tested for impairment at least annually.  Management has concluded that there was no impairment of goodwill at March 31, 2003.

Liability for Severance Payments and Pension Costs - The Company has a contract with Asahi Kasei Corporation (“Asahi Kasei”), which provides that the Company’s liability for severance-payment and non-contributory pension plans is to be settled by semi-annual lump-sum cash payments to Asahi Kasei (see Note 7).  As provided in the contract, the Company’s obligations under severance-payment and non-contributory pension plans are limited to amounts incurred during the year and shall be settled by making semi-annual lump-sum cash payments to Asahi Kasei.  Payments are equal to one-half of the amount which would be paid by the Company if all eligible employees involuntarily terminated their employment as of the balance sheet date.

A-S (Taiwan) has a non-contributory pension plan covering all its regular employees.  At March 31, 2003 and 2002, the accrued pension liability under the plan was ¥7,936 thousand and ¥3,553 thousand, respectively.

Fair Value of Financial Instruments - The fair values of financial instruments were approximately equal to the book values, except for marketable equity securities included in “other assets - other” and forward exchange contracts (see Note 12).  Fair values were estimated using quoted market prices and other appropriate valuation techniques based on information available at March 31, 2003 and 2002.

Deferred Income Taxes - Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rate.  Deferred income tax expenses or credits are based on the change in the assets and liabilities from period to period, subject to an ongoing assessment for realization.

Revenue Recognition - The Companies generally recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred resulting in transfer of title and risk of loss, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured.

Foreign Currency Translation - The Company translates the financial statements of its foreign subsidiary in accordance with SFAS No. 52, “Foreign Currency Translation.”  All assets and liabilities of the subsidiary are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year.  Adjustments for foreign currency translation fluctuations are excluded from net income and are included as a separate component of consolidated shareholders’ equity.

Guarantor’s Accounting and Disclosure Requirements for Guarantees - In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its financial statements about its obligations under guarantees.  The disclosure requirements are effective for financial statements ending after December 15, 2002.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  FIN 45 requires the guarantor to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.  The Companies have adopted the disclosure requirements of FIN 45 (see Note 12) and the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.  The recognition and initial measurement provisions did not have a significant impact on the consolidated financial statements.

Recently issued accounting pronouncements -In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for asset retirement obligations be realized in the period that it is incurred if a reasonable estimate of fair value can be made.  Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged.  The Company adopted SFAS No. 143 effective April 1, 2003.  The adoption of SFAS No. 143 did not have a material effect on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit of disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  The Company does not believe that adoption of this statement will have a material impact on its results of operations or financial position.

2.              INVESTMENTS IN AFFILIATED COMPANIES

On December 20, 1999, the Company acquired 50% of the total outstanding shares of NAG, for ¥4,033,900 thousand in cash.  NAG was established on January 15, 1988 under the laws of the Republic of China for manufacturing E-type continuous filament glass fiber yarns and started operations in December 1989.  The excess of the cost over the fair market value of the net assets acquired was ¥2,477,259 thousand.  Accumulated amortization was ¥1,669,849 thousand as of March 31, 2003.

The Company recognized its share of the net income of NAG based on NAG’s fiscal year ended of December 31.  Certain financial information of NAG for the years ended December 31, 2002, 2001, and 2000 is presented below:

	2002	2001	2000
	(in thousands)

Current assets	¥1,668,341	¥2,008,871
Property, plant, and equipment-net	5,059,165	6,013,637
Other assets	304,188	357,673
Total assets	¥7,031,694	¥8,380,181

Current liabilities	¥1,995,830	¥2,463,838
Non-current liabilities	1,047,866	3,469,845
Total liabilities	¥3,043,696	¥5,933,682

Net sales	¥4,087,613	¥4,043,852	¥5,441,707

Net income	¥153,478	¥1,041,718	¥1,501,754

Dividends received from NAG for the years ended March 31, 2003, 2002, and 2001 were ¥391 million, ¥342 million, and ¥328 million, respectively.

3.              SHORT-TERM DEBT AND LONG-TERM DEBT

The annual interest rate applicable to the short-term bank loans were 3.5% and 2.8% at March 31, 2003 and 2002, respectively.

Long-term debt at March 31, 2003 and 2002 consisted of the following:

	2003	2002
	(in thousands)

Loans from Sumitomo Mitsui Banking Corporation due through 2007 at 1.89%	¥450,000	¥550,000
Loans from Mizuho Corporate Bank due through 2007 at 1.863%	450,000	550,000
Loans from Nippon Life Insurance Company due through 2007 at 1.79%	600,400	733,600
Loans from Land Bank due through 2004 at 2.985% (*)	302,662	523,875
Loans from China Development Industrial Bank due through 2007 at 2.985% (*)	345,900
Total	2,148,962	2,357,475
Less current maturities	587,547	523,700

Long-term loans, less current maturities	¥1,561,415	¥1,833,775

(*)         Land, building, machinery and equipment with a cost of approximately ¥1,455,228 thousand and ¥1,674,809 thousand were pledged as guarantee for these bank loans at March 31, 2003 and 2002, respectively.

At March 31, 2003, the aggregate annual maturities of long-term debt are as follows:

(in thousands)

Year ending March 31:
2004	¥587,547
2005	544,310
2006	414,597
2007	414,597
2008	187,911

Total	¥2,148,962

4.              COMMON STOCK

As of March 31, 2003, the Company is 66.7% owned by Asahi Kasei, a Japanese corporation, and 33.3% owned by Clark-Schwebel Holding Corporation (“Clark-Schwebel”), a United States corporation.  On July 16, 2002, Clark-Schwebel sold 10% of its shares of the Company to Asahi Kasei in accordance with the Articles of Incorporation of the Company and the Joint-Venture Agreement.

The transfer of shares of the Company’s common stock, as well as the transfer of any rights to such shares, is subject to restrictions under the Articles of Incorporation of the Company and the Joint-Venture Agreement, as amended as of November 10, 1970 and October 31, 1983, among the above-mentioned shareholders.

5.              RETAINED EARNINGS AND DIVIDENDS

Japanese companies are subject to the Japanese Commercial Code (the “Code”) to which certain amendments became effective from October 1, 2001.

The Code was revised whereby common stock par value was eliminated resulting in all shares being recorded with no par value and at least 50% of the issue price of new shares is required to be recorded as common stock and the remaining net proceeds as additional paid-in capital.

The revised Code also provides that an amount at least equal to 10% of the aggregate amount of cash dividends and certain other appropriations of retained earnings associated with cash outlays applicable to each period shall be appropriated as a legal reverse until such reserve and additional paid-in capital equals 25% of common stock.  The amount of total additional paid-in capital and legal reserve that exceeds 25% of the common stock may be available for dividends by resolution of the shareholders.  In addition, the Code permits the transfer of a portion of additional paid-in capital and legal reserve to the common stock by resolution of the Board of Directors.

Dividends are approved by the shareholders at a meeting held subsequent to the fiscal year to which the dividends are applicable.  Semiannual interim dividends may also be paid upon resolution of the Board of Directors, subject to certain limitations imposed by the Code.

The amount of retained earnings available for dividends under the Commercial Code of Japan is based on the amount recorded in the Company’s general books of account.  The adjustments mentioned in Note 2, which have not been recorded in the Company’s general books of account have no effect on retained earnings available for the payment of dividends under the Code.  The amount of the Company’s retained earnings available for dividends as of March 31, 2003 was 8,250,074 thousand.

6.              SEVERANCE-PAYMENT AND PENSION PLANS

The Company has a contract with Asahi Kasei to allow individuals utilized by the Company who are employed by Asahi Kasei to participate in their severance-payment plan and contributory and non-contributory pension plans.  Under this contract, the Company is liable for severance payments based on the individual’s length of service with the Company (see Note 1 as to settlement of the liability).

Under the severance-payment plan, employees (other than certain directors) are entitled, upon reaching mandatory retirement age of 60 or upon earlier voluntary retirement, to severance payments based generally on compensation at the time of retirement and years of service.

The pension plans cover substantially all employees.  The contributory pension plan generally provides for lifetime pension payments, whereas the non-contributory pension plan provides pension payments for a period of ten years, commencing upon the mandatory retirement at age 60.  The benefits under the plans are based on factors generally the same as those for the severance-payment plan.

Charges to operations for the years ended March 31, 2003, 2002, and 2001 with respect to the Companies’ severance-payment and pension plans were ¥144,147 thousand, ¥146,736 thousand, and ¥139,714 thousand, respectively.

7.              INCOME TAXES

The effective income tax rates of the Companies for the years ended March 31, 2003, 2002, and 2001 were 33.0%, 27.3%, and 33.4%, respectively, compared to the normal Japanese statutory income tax rate of 41.7%.  The effective income tax rate for 2003, 2002, and 2001 were less than the statutory rate, due principally to a lower tax rate applicable to income (loss) of A-S (Taiwan) and ASCOT.

Japanese corporation tax law allows taxpayers to carry forward for 5 years the remainder of credit limitations that are not actually used and also to carry forward for 3 years the excess of foreign taxes.

On March 31, 2003, a tax reform law was enacted in Japan, which changed the normal effective statutory tax rate from approximately 41.7% to 40.4%, effective for years beginning April 1, 2004.  The effect of this change on deferred taxes in the consolidated statements of operations for the year ended March 31, 2003 was to increase in net loss by approximately ¥28 million.

The approximate effects of temporary differences that gave rise to deferred tax balances at March 31, 2003 and 2002 were as follows:

	Net Deferred Tax Assets (Current)	Net Deferred Tax Assets (Non- Current)
	(in thousands)
2003

Inventories	¥79,119
Accrued vacation pay	29,369
Accrued bonus	44,994
Accrued social welfare tax	5,955
Undistributed earnings of NAG	(97,237)
Depreciation		¥103,306
Excess of A-S (Taiwan) land book over tax basis		(842,557)
Investment		210,443
Net loss of ASC	141,916	588,814
Net loss of AST		48,793
Other temporary differences	(553)	1,700

Total	¥203,563	¥110,499

	Net Deferred Tax Assets (Current)	Net Deferred Tax Liabilities (Non- Current)
	(in thousands)
2002

Inventories	¥26,682
Accrued vacation pay	32,546
Enterprise taxes	36,136
Accrued bonus	(151,190)
Depreciation		¥(39,436)
Excess of A-S (Taiwan) land book over tax basis		(842,557)
Reserve for retirement plan		243,454
Investment		542,895
Net loss of AST		72,509
Other temporary differences	7,159	888

Total	¥(48,667)	¥(22,247)

8.              OTHER COMPREHENSIVE INCOME (LOSS)

Change in accumulated other comprehensive income (loss) is as follows:

	(in thousands)
	2003	2002	2001

Unrealized loss on investment securities:
Balance at beginning of year	¥1,638	¥(18,074)	¥(14,991)
Adjustments for the year	(1,679)	19,712	(3,083)
Balance at end of year	(41)	1,638	(18,074)

Foreign currency translation adjustment:
Balance at beginning of year	(25,090)	(61,482)	(435,829)
Adjustments for the year	(424,849)	36,392	374,347
Balance at end of year	(449,939)	(25,090)	(61,482)

Total accumulated other comprehensive income (loss):
Balance at beginning of year	(23,452)	(79,556)	(450,820)
Adjustments for the year	(426,528)	56,104	371,264
Balance at end of year	¥(449,980)	¥(23,452)	¥(79,556)

9.              SIGNIFICANT TRANSACTIONS AND BALANCES WITH SHAREHOLDERS AND AFFILIATED COMPANIES

During the years ended March 31, 2003, 2002, and 2001, transactions with shareholders, other than payments with respect to severance-payment and pension plans described in Notes 1 and 7, and affiliated companies consisted principally of the following:

	(in thousands)
	2003	2002	2001

Asahi Kasei, shareholder

Net sales		¥1,475
Office and plant administrative service fees charged	¥275,527	384,549	¥410,235
Plant utilities charged	397,444	371,322	617,849
Rent charged (see Note 11)	92,761	135,007	134,667
Interest income	179	1,602	1,543
Purchases of machinery		29,920
Dividend paid		138,802	42,595

Clark-Schwebel, shareholder

Net sales		13,309	1,848
Dividend paid		106,142	32,573

Asahi Finance Co., Ltd., affiliated company

Interest on loans receivable		947	5,813
Interest paid	2,091	369
Commitment fee	290

Asahi Chemical Trading Service Co., Ltd., affiliated company

Net sales	12,353	10,405	25,043

	(in thousands)
	2003	2002	2001
Asahi Kasei Information System Co, Ltd., affiliated company

Purchase of software	¥273,991
System support fees charged	42,572	¥80,991	¥27,269
Computer business support		3,045	5,655

Sun Trading Co., Ltd., affiliated company

Net sales	18,770	13,049	19,317

Asahi AT Home Co., Ltd., affiliated company

Net sales	6,517	4,725	3,890

NAG, affiliated company

Purchases of raw materials	771,493	1,287,438	2,387,968
Commission received		6,073	15,328

Moriyama Hohsoh Co., Ltd., affiliated company

Service fees charged	385,917	506,486	553,015
Dividends	150	150

Hexcel Fabrics, affiliated company

Net sales	4,789	8,962	9,311
Purchase of raw materials		1,614

Hexcel-Schwebel, affiliated company

Net Sales	14,450
Purchase of materials	4,585

Hexcel-Co., affiliated company

Royalty fee	5,997

Significant balances with shareholders and affiliated companies at March 31, 2003 and 2002 were as follows:

Receivables from

	2003	2002
	(in thousands)

Affiliated companies:
Sun Trading Co., Ltd.	¥5,892	¥4,477
Asahi Chemical Trading Service Co., Ltd.	6,375	4,020
Clark-Schwebel Fiber Glass		4,583
Hexcel Schwebel Corporation	6,850
Hexcel Fabrics	4,790	4,456
Other	551	440

Total receivables	¥24,458	¥17,976

Payables to

	2003	2002
	(in thousands)

Shareholder - Asahi Kasei	¥1,283,039	¥78,453

Affiliated companies:
Asahi Kasei Wakkar Silicone Co., Ltd.		718
Asahi Kasei Amidas Co., Ltd.		309
NAG	93,761	312,699
Moriyama Hohsoh Co., Ltd.	32,762	16,916
Hexcel Schwebel Corporation	656

Total payables	¥1,410,218	¥409,093

10.       LEASE AGREEMENTS AND RENT EXPENSE

The Company leases office and warehouse space and the land upon which its plant is situated from Asahi Kasei, shareholder, under lease agreements which are cancelable by the Company without material penalties.  The office and warehouse space is leased on a month-to-month or quarterly basis and the land is leased under the terms of an agreement which provides for automatic annual renewals.  Rent expense for the years ended March 31, 2003, 2002, and 2001, principally relating to the above lease agreements, amounted to ¥92,761 thousand, ¥156,497 thousand, and ¥164,948 thousand, respectively.

11.       FORWARD EXCHANGE CONTRACTS

The Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in June 1998 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” in June 2000.  These statements require all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value.  Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative.  These statements for the Company were effective as of April 1, 2001.

The Company uses derivative financial instruments for purposes to reduce its exposure to fluctuations in foreign currencies and to minimize the risk and cost associated with financial activities, primarily related to U.S. dollar denominated accounts receivable.  Gains or losses on these derivatives are recorded in the consolidated statement of operations as an offset to the related gains or losses on the hedged accounts receivable.

As of March 31, 2003, total contract amounts of forward exchange contracts to sell foreign currency were USD 512 thousand.  These contracts mature at various dates through May 31, 2003, and their fair values were ¥682 thousand.

12.       COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital expenditures totaled ¥95,868 thousand at March 31, 2003.

The Company has guaranteed a portion of NAG’s bank loans in an aggregate amount of ¥519,000 thousand.  With respect to certain other borrowings of NAG, the Company has agreed to maintain its 50% ownership in NAG as long as any portion of the loan balance remains unpaid.

Report of Independent Accountants

To the Shareholders of NITTOBO ASCO Glass Fiber Co., Ltd.:

In our opinion, the accompanying balance sheet and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NITTOBO ASCO Glass Fiber Co., Ltd. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers
Taipei, Republic of China
May 28, 2003

Report of Independent Accountants

To the Shareholders of Asahi-Schwebel (Taiwan) Co., Ltd.:

In our opinion, the accompanying balance sheet and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Asahi-Schwebel (Taiwan) Co., Ltd. at March 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers
Taipei, Republic of China
April 11, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Hexcel S.A.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel S.A. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
July 8, 2003

Hexcel S.A. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	39.1	37.7
Accounts receivable, related parties	3.2	2.0
Notes receivable, related parties	9.4	8.9
Inventories, net	24.8	19.7
Prepaid expenses and other assets	2.7	3.6
Total current assets	79.2	71.9

Net property, plant and equipment	33.5	30.3
Goodwill, net	1.8	1.5
Note receivable, related party	15.7	—
Other assets	1.2	0.1

Total assets	$131.4	$103.8

Liabilities and Stockholder’s Equity
Current liabilities:
Notes payable	$1.7	$3.2
Accounts payable	15.5	14.1
Accounts payable, related parties	6.0	5.0
Accrued compensation and benefits	7.1	5.2
Business consolidation and restructuring liabilities	—	2.7
Other accrued liabilities	3.7	2.6
Total current liabilities	34.0	32.8

Long-term retirement obligations	2.7	2.4
Other non-current liabilities	3.6	5.3
Total liabilities	40.3	40.5

Commitments and contingencies (see Note 13)

Stockholder’s equity:
Parent’s net investment	87.5	76.8
Accumulated other comprehensive income (loss)	3.6	(13.5)
Total stockholder’s equity	91.1	63.3

Total liabilities and stockholder’s equity	$131.4	$103.8

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel S.A. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions)	2002	2001

Net sales	$200.7	$218.1

Cost of sales	165.2	181.5

Gross margin	35.5	36.6

Selling, general and administrative expenses	15.8	19.0
Research and technology expenses	2.0	2.5
Business consolidation and restructuring expenses	1.4	3.4

Operating income	16.3	11.7

Interest income (expense), net	0.4	(0.1)

Income before income taxes	16.7	11.6

Provision for income taxes	6.0	4.4

Net income	$10.7	$7.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel S.A. and Subsidiaries

Consolidated Statements of Stockholder’s Equity and Comprehensive Income

For the Years Ended December 31, 2002 and 2001

(In millions)	Parent’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income
Balance, January 1, 2001	$69.6	$(6.8)	$62.8

Net income	7.2	—	7.2	$7.2
Currency translation adjustments	—	(3.8)	(3.8)	(3.8)
Net unrealized loss on financial instruments	—	(2.9)	(2.9)	(2.9)
Comprehensive income				$0.5
Balance, December 31, 2001	$76.8	$(13.5)	$63.3

Net income	10.7	—	10.7	$10.7
Currency translation adjustments	—	13.3	13.3	13.3
Net unrealized gain on financial instruments	—	3.8	3.8	3.8
Comprehensive income				$27.8
Balance, December 31, 2002	$87.5	$3.6	$91.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel S.A. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2002	2001
Cash flows from operating activities
Net income	$10.7	$7.2
Reconciliation to net cash provided by operations:
Depreciation	5.3	6.2
Amortization of goodwill	—	0.1
Loss on disposal of fixed assets	—	0.4
Deferred income taxes	1.3	(0.5)
Business consolidation and restructuring expenses	1.4	3.4
Business consolidation and restructuring payments	(4.3)	(0.7)
Changes in assets and liabilities:
Decrease in accounts receivable	4.3	2.4
Decrease (increase) in inventories	(1.3)	3.9
Decrease (increase) in prepaid expenses and other assets	0.8	(2.2)
Increase (decrease) in accounts payable and accrued liabilities	0.3	(5.8)
Changes in other non-current assets and long-term liabilities	(0.8)	0.9
Net cash provided by operating activities	17.7	15.3
Cash flows from investing activities
Capital expenditures	(3.4)	(5.4)
Proceeds from sale of fixed assets	0.3	—
Net cash used for investing activities	(3.1)	(5.4)
Cash flows from financing activities
Borrowings under senior credit facility, net	1.4	—
Repayment of European credit and overdraft facilities, net	(2.8)	(1.4)
Loans to related parties, net	(13.2)	(9.0)
Net cash used for financing activities	(14.6)	(10.4)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	—	(0.5)
Cash and cash equivalents at beginning of year	—	0.5
Cash and cash equivalents at end of year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Hexcel S.A. was incorporated to operate under the laws of a French “Société Anonyme” (S.A.), and is a wholly-owned subsidiary of Hexcel Corporation, a Delaware corporation.  The consolidated financial statements include the historic assets, liabilities and related operations of Hexcel S.A. and its subsidiaries (“Hexcel S.A.” or “the Company”).  All significant intercompany transactions have been eliminated.

The consolidated financial statements include an allocation of certain of Hexcel Corporation’s corporate expenses.  These expenses have been allocated to Hexcel S.A. on a basis considered by management to reasonably reflect the utilization of the services provided to Hexcel S.A., or the benefit obtained by Hexcel S.A.  Measures and activity indicators used for allocation purposes include sales revenue, headcount, property and payroll expense.  The Company’s allocated corporate expenses included primarily administrative type costs.  These allocations are not necessarily indicative of the amounts that would have been incurred or that would have been recorded by the Company if it existed on a stand-alone basis.

Hexcel S.A. is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products and composite materials for use in commercial aerospace, space and defense, electronics, and industrial applications. The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, computers, cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, reinforcements for bridges and other structures, and recreational equipment.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Estimates are used for, but not limited to, allowances for doubtful accounts, inventory allowances, product warranty, depreciation and amortization, business consolidation and restructuring costs, employee benefits, income taxes, and contingencies.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2002 and 2001, inventory allowances were $3.3 million and $4.5 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method.  The estimated useful lives range from 10 to 20 years for buildings and improvements, from 6 to 15 years for machinery and manufacturing equipment, and from 3 to 5 years for office equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the estimated life of the related asset.

Goodwill and Other Purchased Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, i.e. 20 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  No impact to the Company’s consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142.  The Company’s annual impairment testing date is during the fourth quarter of each year.

Impairment of Long-Lived Assets

Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.

Stock-Based Compensation

Hexcel Corporation has provided certain employees of Hexcel S.A. with stock-based compensation, which is based upon Hexcel Corporation’s publicly traded common share price (refer to Note 11).  Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the years ended December 31, 2002 and 2001 are as follows:

(in millions)	2002	2001
Net income:
Net income, as reported	$10.7	$7.2
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(0.1)	(0.1)
Pro forma net income	$10.6	$7.1

Currency Translation

The assets and liabilities of Hexcel S.A. are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholder’s equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel S.A.’s consolidated results of operations in 2002 or 2001.

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

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping and handling costs billed to the customer for reimbursement purposes were not significant.

Research and Technology

Research and technology costs are expensed as incurred.

Income Taxes

The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), and has been calculated on a separate return basis.  Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income.

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel S.A. to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to Airbus S.A.S. and its related subcontractors accounted for approximately 28% and 33% of the Company’s 2002 and 2001 net sales, respectively.  No other customer accounted for more than 10% of the Company’s net sales. The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, credit insurance and other financial information.  As of December 31, 2002 and 2001, the allowance for doubtful accounts was $1.2 million and $1.4 million, respectively.  Bad debt expense was $0.2 million in 2002 and $0.3 million in 2001.

Dependence on Suppliers

Hexcel S.A.’s ability to timely deliver its products is dependent upon the availability of quality materials used in these products.  The Company depends in part upon suppliers to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain materials from single or a limited number of sources.  A significant interruption in the delivery of such items could have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

Derivative Financial Instruments

Hexcel S.A. uses various financial instruments, such as foreign currency forward exchange contracts, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income (see Note 12).  The Company does not use financial instruments for trading or speculative purposes.

Effective January 1, 2001, Hexcel S.A. adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan.  This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs.  The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company’s consolidated financial statements.  However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs.  The Company adopted FAS 146 as of January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“FAS 148”).  FAS 148 amends FAS 123 to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements.  At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123.  However, appropriate disclosures about the effects on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided above.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee;  (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

FIN 45 also addresses the disclosure requirements regarding product warranties.  Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period.  The Company has included the new disclosures for product warranty herein (refer to Note 13).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company is currently reviewing the provisions of this accounting standard, but does not expect a material impact to its consolidated financial position or results of operations upon adoption.

Note 2 - Goodwill

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2002, the consolidated statements of operations include amortization expense of $0.1 million in 2001.

Net income for the years ended December 31, 2002 and 2001, adjusted to exclude amortization expense, net of tax, are as follows:

(in millions)	2002	2001
Net income:
Net income	$10.7	$7.2
Goodwill amortization, net of tax	—	0.1
Adjusted net income	$10.7	$7.3

The gross carrying amount and accumulated amortization of goodwill, by the Company’s reportable segments, as of December 31, 2002 and 2001, are as follows:

	December 31, 2002			December 31, 2001
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reinforcements	$1.5	$0.4	$1.1	$1.2	$0.3	$0.9
Composites	1.0	0.3	0.7	0.9	0.3	0.6
Goodwill	$2.5	$0.7	$1.8	$2.1	$0.6	$1.5

Changes in the net carrying amount of goodwill for the years ended December 31, 2002 and 2001, by reportable segment, are as follows:

(in millions)	Reinforcements	Composites	Total
Balance as of January 1, 2001	$1.1	$0.6	$1.7
Amortization of goodwill	(0.1)	—	(0.1)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of December 31, 2001	$0.9	$0.6	$1.5
Currency translation adjustments	0.2	0.1	0.3
Balance as of December 31, 2002	$1.1	$0.7	$1.8

Note 3 - Business Consolidation and Restructuring Programs

November 2001 Program

In November 2001, the Company announced, in conjunction with Hexcel Corporation, a program to restructure its business operations reflecting the revised business outlook for build rate reductions in commercial aircraft production, the continued depressed business conditions in the electronics market and the weakness in the global economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  In connection with this program, the Company recognized charges of $3.4 million in 2001. During 2002, the Company continued the implementation of this program and recognized business consolidation and restructuring expenses of $1.4 million, which were expensed as incurred.  The Company reduced its workforce by 68 employees as a result of this program.

Business consolidation and restructuring activities for this program and in the aggregate for Hexcel S.A. for the two years ended December 31, 2002, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$—	$—	$—
Business consolidation and restructuring expenses	3.0	0.4	3.4
Cash expenditures	(0.3)	(0.4)	(0.7)
Balance as of December 31, 2001	$2.7	$—	$2.7
Business consolidation and restructuring expenses	0.8	0.6	1.4
Cash expenditures	(3.7)	(0.6)	(4.3)
Currency translation adjustments	0.2	—	0.2
Balance as of December 31, 2002	$—	$—	$—

Note 4 - Inventories

	December 31,
(in millions)	2002	2001
Raw materials	$6.4	$5.3
Work in progress	3.6	3.2
Finished goods	14.8	11.2
Inventories	$24.8	$19.7

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2002	2001
Land	$2.6	$2.4
Buildings	11.0	8.6
Equipment	82.6	68.4
Property, plant and equipment	96.2	79.4
Less: accumulated depreciation	(62.7)	(49.1)
Net property, plant and equipment	$33.5	$30.3

Note 6 - Notes Payable

	December 31,
(in millions)	2002	2001
Senior Credit Facility	$1.6	$—
European credit and overdraft facilities	0.1	3.2
Total notes payable	$1.7	$3.2

Senior Credit Facility

Hexcel S.A. and its operating subsidiaries participated as a party to Hexcel Corporation’s global credit facility (the “Senior Credit Facility”).  The Senior Credit Facility, made available by a syndicate of banks, provided for ongoing working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel Corporation and participating subsidiaries with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations and facility sublimits relating to Hexcel Corporation’s European subsidiaries.  Hexcel S.A. had borrowing sublimits of $40.0 million ($20.0 million for each of its two operating subsidiaries) under the Senior Credit Facility.  In addition, available borrowings for Hexcel S.A. and its operating subsidiaries were subject to borrowing base limitations computed as a percentage of eligible accounts receivable.  Hexcel S.A.’s accounts receivable served as collateral for its advances under the Senior Credit Facility.  As of December 31, 2002, Hexcel S.A.’s drawings under the Senior Credit Facility were $1.6 million.

Hexcel Corporation and participating subsidiaries were subject to various financial covenants and restrictions under the Senior Credit Facility computed on a consolidated basis.  Financial covenants and restrictions included limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends.  At December 31, 2002, Hexcel Corporation was in compliance with all financial covenants under its Senior Credit Facility.

Hexcel S.A.’s weighted average interest rate on borrowings under the Senior Credit Facility was 6.65% for the year ended December 31, 2002.  The Senior Credit Facility was scheduled to expire in 2004.  On March 19, 2003, the Senior Credit Facility was paid in full (see Note 17).

European Credit and Overdraft Facilities

In addition to the Senior Credit Facility, Hexcel S.A. has access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are terminable at the discretion of the lenders.  The interest rates on these credit and overdraft facilities for the two years ended December 31, 2002, ranged from 3.3% to 5.1%.  The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.

Note 7 - Leasing Arrangements

Certain processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $0.2 million in 2002.

Scheduled future minimum lease payments under noncancelable leases as of December 31, 2002 were:

(in millions)
Payable during years ending December 31:	Operating
2003	$0.7
2004	1.2
2005	1.2
2006	1.2
2007	1.0
Thereafter	4.9
Total minimum lease payments	$10.2

Note 8 - Related Party Transactions

Hexcel S.A. conducts sales and purchase transactions with Hexcel Corporation and its subsidiaries.  Hexcel S.A. also receives a commission from or pays a commission to Hexcel Corporation and its subsidiaries for sales services when product is shipped to certain countries or customers.  In addition, Hexcel Corporation provides certain management, legal, tax, treasury and accounting services to Hexcel S.A. for a management fee.

The following table provides the related party transactions for the years ended December 31, 2002 and 2001:

(in millions)	2002	2001
Net sales	$44.2	$51.6
Purchases	41.3	51.7
Commissions received for sales services, net	0.6	0.9
Management fees	3.4	5.7

As a result of these sales and purchase transactions, the Company had the following outstanding receivable and payable balances to and from Hexcel Corporation and its subsidiaries as of December 31, 2002 and 2001:

(in millions)	2002	2001
Accounts receivable	$3.2	$2.0
Accounts payable	6.0	5.0

In 2002, Hexcel S.A. loaned Hexcel Holding (UK) Limited, a subsidiary of Hexcel Corporation, $15.7 million with interest payable through July 2003 at 7.3%, with the interest rate to be adjusted thereafter.  In addition, short-term loans are made from time-to-time to affiliated companies in Europe.  Interest rates on short-term loans are at LIBOR plus 0.8% p.a.  The recorded short-term notes receivable, related parties balance was $9.4 million and $8.9 million at December 31, 2002 and 2001 respectively.  The Company recognized interest income of $1.1 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively, on related party loans.

Note 9 – Retirement and Other Postretirement Benefit Plans

Hexcel S.A provides all eligible employees with retirement benefits based on mandatory collective bargaining agreements. The calculation is performed annually and depends on employee seniority and staff level.  As of December 31, 2002 and 2001, the Company had $2.1 million and $1.9 million, respectively, recorded in “long-term retirement obligations” relating to this retirement benefit.

In addition, Hexcel S.A. has recorded a “long-term retirement obligation” of $0.6 million and $0.5 million as of December 31, 2002 and 2001, respectively, to provide stated benefits to participating employees upon retirement.  The retirement benefits were calculated by an independent actuary and relate to five employees.

Note 10 - Income Taxes

Income before income taxes and the provision for income taxes, for the two years ended December 31, 2002, were as follows:

(in millions)	2002	2001
Income before income taxes:	$16.7	$11.6
Provision for income taxes:
Current	$4.7	$4.9
Deferred	1.3	(0.5)
Total provision for income taxes	$6.0	$4.4

A reconciliation of the provision for income taxes at the French statutory income tax rate of 35.4% and 36.4% to the effective income tax rate, for the years ended December 31, 2002 and 2001 respectively, is as follows:

(in millions)	2002	2001
Provision for taxes at French statutory rate	$5.9	$4.1
Impact of different international tax rates, permanent differences and other	0.1	0.3
Total provision for income taxes	$6.0	$4.4

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2002 and 2001, were:

(in millions)	2002	2001
Pension and profit sharing	$1.2	$1.0
Accelerated depreciation	(4.6)	(3.6)
Reserves and other, net	0.5	1.3
Net deferred tax liability	$(2.9)	$(1.3)

Note 11 – Stock-Based Incentive Plans

Hexcel Corporation has in effect various stock option and management incentive plans for eligible employees.  Certin Hexcel S.A. employees are eligible to participate in these plans.  The plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards that are based on Hexcel Corporation’s common stock price.  Options to purchase Hexcel Corporation’s common stock are generally granted at the fair market value on the date of grant.  Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances.

Stock option data for Hexcel S.A. employees participating in the Hexcel Corporation stock option plan for the years ended December 31, 2002 and 2001, was:

	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2001	211,658	$11.22
Options granted	26,900	$10.31
Options exercised	(11,735)	$5.91
Options expired or canceled	(5,467)	$14.34
Options outstanding as of December 31, 2001	221,356	$11.31
Options granted	35,900	$2.74
Options exercised	—	$—
Options expired or canceled	(9,110)	$10.19
Options outstanding as of December 31, 2002	248,146	$10.11

The total number of options exercisable for Hexcel S.A. employees participating in the Hexcel Corporation stock option plan as of December 31, 2002 and 2001 were 195,616 and 194,456, respectively, at a weighted average exercise price per share of $11.45 for both year-ends.

The following table summarizes information about stock options outstanding for Hexcel S.A. employees participating in the Hexcel Corporation stock option plan as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 – 5.74	35,900	9.03	$2.74	—	$—
$5.75 – 8.75	45,900	4.79	$7.07	45,900	$7.07
$8.76 – 10.49	25,209	8.32	$10.30	8,579	$10.27
$10.50 – 12.49	105,004	2.10	$11.97	105,004	$11.97
$12.50 – 24.00	36,133	2.52	$15.78	36,133	$15.78
$2.74 – 24.00	248,146	4.29	$10.11	195,616	$11.45

The weighted average fair value of stock options granted to Hexcel S.A. employees participating in the Hexcel Corporation stock option plan during 2002 and 2001 was $1.92 and $5.67, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001
Expected life (in years)	5	4
Interest rate	2.78%	4.35%
Volatility	88.6%	68.9%
Dividend yield	—	—

Employee Stock Purchase Plan (“ESPP”)

Hexcel S.A. participates in Hexcel Corporation’s ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of Hexcel Corporation common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5 million.  During 2002 and 2001, approximately one thousand shares of Hexcel Corporation common stock were issued to employees of Hexcel S.A. under the ESPP.

Note 12 – Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

Hexcel S.A. is exposed to the impact of exchange rate volatility between the U.S. dollar and its functional currency, the Euro.  During 2001, Hexcel S.A. entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  The aggregate notional amount of these contracts was $25.0 million and $32.9 million at December 31, 2002 and 2001, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of Hexcel S.A. under long-term sales contracts with certain customers.  These contracts are expected to provide Hexcel S.A. with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  Effectiveness of the hedges is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the foreign currency forward exchange contracts based on changes in forward rates.  For the years ended December 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in “comprehensive income” was a net gain of $3.8 million and a net loss of $2.9 million, respectively.  Approximately $0.4 million of the amounts recorded in “accumulated other comprehensive income (loss)” at December 31, 2002, is expected to be reclassified into earnings in fiscal 2003 as the hedged sales are recognized.

Note 13 – Commitments and Contingencies

Hexcel S.A. is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to employment and health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements, and assessments by internal and external counsel of pending or threatened litigation.  Such estimates exclude counterclaims against other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.  Although it is impossible to determine the level of future expenditures for legal and related matters with any degree of certainty, it is the Company’s opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had a letter of credit of $1.7 million outstanding as of December 31, 2002 to cover payment of certain raw materials.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  Warranty expense for the years ended December 31, 2002 and 2001, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2002 and 2001, was as follows:

(in millions)	Product Warranty
Balance as of January 1, 2001	$0.8
Warranty expense	4.1
Deductions and other	(3.7)
Balance as of December 31, 2001	$1.2
Warranty expense	1.2
Deductions and other	(1.6)
Balance as of December 31, 2002	$0.8

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002 and 2001, consist of the following:

(in millions)	2002	2001
Cash paid for:
Interest	$0.5	$0.4
Taxes	$5.0	$6.0

Note 15 – Comprehensive Income

Comprehensive income represents net income (loss) and other unrealized gains and losses, such as cash flow hedging activities and foreign currency translation adjustments, affecting shareholder’s equity that are not reflected in the consolidated statements of operations.  The components of comprehensive income are reported on the consolidated statements of stockholder’s equity and comprehensive income.

The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001
Currency translation adjustments	$2.7	$(10.6)
Net unrealized gains (losses) on financial instruments	0.9	(2.9)
Accumulated other comprehensive income (loss)	$3.6	$(13.5)

Note 16 – Segment Information

The financial results for Hexcel S.A.’s business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel S.A.’s management internally segregates financial information for the purposes of assisting in making internal operating decisions.  Hexcel S.A. evaluates performance based on operating income and generally accounts for intersegment sales based on arm’s-length prices.  Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments.  Accounting principles used in the segment information are generally the same as those used for the consolidated financial statements.  Hexcel S.A.’s business segments and related products are as follows:

Reinforcements: This segment manufactures and sells carbon, glass and aramid fiber fabrics.  These reinforcement products comprise the foundation of most composite materials, parts and structures.  The segment weaves electronic fiberglass fabrics that are a substrate for printed circuit boards.  All of the Company’s electronics sales come from reinforcement fabric sales.  This segment also sells products for industrial applications such as decorative blinds and soft body armor.  In addition, this segment sells to the Company’s Composites business segment, to Hexcel Corporation and its subsidiaries, and to other third-party customers in the commercial aerospace and space and defense markets.

Composites: This segment manufactures and sells composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets.  This segment also sells to Hexcel Corporation and its subsidiaries.

The following table presents financial information of the Company’s business segments as of December 31, 2002 and 2001, and for the years then ended:

(in millions)	Reinforcements	Composites	Eliminations	Total
Net Sales (a)
2002	$96.2	$104.5	$—	$200.7
2001	95.8	122.3	—	218.1
Intersegment sales
2002	$20.4	$—	$(20.4)	$—
2001	22.5	—	(22.5)	—
Operating income
2002	$6.4	$9.9	$—	$16.3
2001	3.1	8.6	—	11.7
Depreciation and amortization
2002	$3.5	$1.8	$—	$5.3
2001	4.3	1.9	—	6.2
Business consolidation and restructuring expenses
2002	$0.8	$0.6	$—	$1.4
2001	2.5	0.9	—	3.4
Business consolidation and restructuring payments
2002	$2.9	$1.4	$—	$4.3
2001	0.7	—	—	0.7
Segment assets
2002	$62.6	$68.8	$—	$131.4
2001	47.5	56.3	—	103.8
Capital expenditures
2002	$2.6	$0.8	$—	$3.4
2001	4.4	1.0	—	5.4

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Geographic Data

Net sales by geographic area consisted of the following for the two years ended December 31, 2002 and 2001:

(in millions)	2002	2001
Net sales: (a)
France	$76.9	$90.2
Italy	25.0	31.3
Germany	17.4	24.0
Other	81.4	72.6
Total consolidated net sales	$200.7	$218.1

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Net sales are attributed to geographic areas based on the location of customers.  All long-lived assets, such as of property, plant and equipment and other tangible assets, are located in France.

Note 17 – Subsequent Events

On March 19, 2003, Hexcel Corporation completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.  In connection with the refinancing, the Senior Credit Facility was paid in full, including all outstanding advances of Hexcel S.A. under the facility.

Senior Pledge under the Senior Secured Notes, due 2008

Hexcel Corporation issued $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its U.S. subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s U.S. subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel S.A. and Hexcel’s U.K. first-tier holding company.  This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under Hexcel Corporation’s new senior secured credit facility, described below.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.

Stock Pledge under the Senior Secured Credit Facility

On March 19, 2003, Hexcel Corporation entered into a $115.0 million asset-based senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation, as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility do not include Hexcel S.A., or its operating subsidiaries.

All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material U.S. subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel S.A. and Hexcel’s U.K. first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and certain intercompany notes is on an equal basis with a substantially identical pledge of such stock and intercompany notes given to secure the obligations under the senior secured notes, described above.

Factoring Facility

In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide Hexcel S.A. with € 20.0 million in borrowing capacity.  Borrowings under this facility bear interest at 1.00% p.a. over LIBOR plus a 0.18% usage fee.  This facility also provides for the payment of customary fees and expenses.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Hexcel Holdings (UK) Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel Holdings (UK) Limited and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
July 8, 2003

Hexcel Holdings (UK) Limited and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In millions)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$6.7	$3.1
Accounts receivable, net	32.3	34.0
Accounts receivable, related parties	4.1	3.6
Inventories, net	19.5	20.2
Prepaid expenses and other assets	2.8	0.5
Total current assets	65.4	61.4

Net property, plant and equipment	56.0	49.3
Goodwill, net	11.5	9.7
Other assets	15.1	13.8

Total assets	$148.0	$134.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$71.5	$1.7
Notes payable, related parties	9.4	8.9
Accounts payable	13.6	10.6
Accounts payable, related parties	8.4	4.9
Accrued compensation and benefits	5.8	3.6
Business consolidation and restructuring liabilities	5.5	6.8
Other accrued liabilities	8.0	16.0
Total current liabilities	122.2	52.5

Long-term notes payable and capital lease obligations	2.6	90.4
Long-term notes payable, related parties	78.8	—
Long-term retirement obligations	15.1	3.0
Other non-current liabilities	2.4	6.8
Total liabilities	221.1	152.7

Commitments and contingencies (see Note 13)

Stockholder’s equity (deficit):
Parent’s net investment	(68.4)	(10.3)
Accumulated other comprehensive loss	(4.7)	(8.2)
Total stockholder’s equity (deficit)	(73.1)	(18.5)

Total liabilities and stockholder’s equity (deficit)	$148.0	$134.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

(In millions)	2002	2001

Net sales	$247.1	$298.3
Cost of sales	199.6	234.3
Gross margin	47.5	64.0
Selling, general and administrative expenses	19.0	24.7
Research and technology expenses	4.5	5.2
Business consolidation and restructuring expenses	2.2	9.8
Operating income	21.8	24.3
Interest expense	6.1	6.6
Income before income taxes	15.7	17.7
Provision for income taxes	4.9	5.8
Net income	10.8	11.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries
Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income
For the Years Ended December 31, 2002 and 2001

(In millions)	Parent’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)	Comprehensive Income
Balance, January 1, 2001	$(0.4)	$(0.1)	$(0.5)
Net income	11.9	—	11.9	$11.9
Currency translation adjustments	—	(5.1)	(5.1)	(5.1)
Net unrealized loss on financial instruments	—	(3.0)	(3.0)	(3.0)
Comprehensive income				$3.8
Contributions from parent	3.2	—	3.2
Distributions to parent	(25.0)	—	(25.0)
Balance, December 31, 2001	$(10.3)	$(8.2)	$(18.5)
Net income	10.8	—	10.8	$10.8
Currency translation adjustments	—	6.1	6.1	6.1
Net unrealized gain on financial instruments	—	5.5	5.5	5.5
Minimum pension obligation	—	(8.1)	(8.1)	(8.1)
Comprehensive income				$14.3
Contributions from parent	4.2	—	4.2
Distributions to parent	(73.1)	—	(73.1)
Balance, December 31, 2002	$(68.4)	$(4.7)	$(73.1)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2002	2001
Cash flows from operating activities
Net income	$10.8	$11.9
Reconciliation to net cash provided by operations:
Depreciation	6.5	6.2
Amortization of goodwill	—	0.7
Deferred income taxes	0.5	(2.6)
Business consolidation and restructuring expenses	2.2	9.8
Business consolidation and restructuring payments	(4.2)	(1.7)
Changes in assets and liabilities:
Decrease in accounts receivable	7.5	1.0
Decrease in inventories	4.2	10.7
Decrease (increase) in prepaid expenses and other assets	(0.4)	0.3
Decrease in accounts payable and accrued liabilities	(5.3)	(4.0)
Decrease in net accounts receivable and accounts payable, related parties	1.5	(4.3)
Changes in other non-current assets and long-term liabilities	(2.0)	(0.6)
Net cash provided by operating activities	21.3	27.4
Cash flows from investing activities
Capital expenditures	(4.5)	(10.9)
Other	0.1	(2.4)
Net cash used for investing activities	(4.4)	(13.3)
Cash flows from financing activities
Proceeds (repayments) of notes payable and capital lease obligations, net	(20.8)	(1.2)
Proceeds from issuance of debt, related parties	76.3	5.6
Contributions from parent	4.2	3.2
Distributions to parent	(73.1)	(25.0)
Net cash used for financing activities	(13.4)	(17.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	2.8
Net increase (decrease) in cash and cash equivalents	3.6	(0.5)
Cash and cash equivalents at beginning of year	3.1	3.6
Cash and cash equivalents at end of year	$6.7	$3.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Hexcel Holdings (UK) Limited was incorporated in the United Kingdom on November 7, 2000 and is a wholly-owned subsidiary of Hexcel Corporation, a Delaware corporation.  The consolidated financial statements include the historical assets, liabilities and related operations of Hexcel Holdings (UK) Limited and its subsidiaries (“HH U.K.” or “the Company”).  All significant intercompany transactions have been eliminated.

The consolidated financial statements include an allocation of certain of Hexcel Corporation’s corporate expenses.  These expenses have been allocated to HH U.K. on a basis considered by management to reasonably reflect the utilization of the services provided to HH U.K., or the benefit obtained by HH U.K.  Measures and activity indicators used for allocation purposes include sales revenue, headcount, property and payroll expense.  The Company’s allocated corporate expenses included primarily administrative type costs.  These allocations are not necessarily indicative of the amounts that would have been incurred or that would have been recorded by the Company if it existed on a stand-alone basis.

HH U.K. is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance composite materials for use in commercial aerospace, space and defense, and industrial applications.  The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, high-speed trains and ferries, cars and trucks, wind turbine blades, and recreational equipment.  The Company serves primarily the European market with manufacturing and/or sales offices in the United Kingdom, Austria, Belgium, Germany, Italy and Spain.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Estimates are used for, but not limited to, allowances for doubtful accounts, inventory allowances, product warranty, depreciation and amortization, business consolidation and restructuring costs, employee benefits, income taxes, and contingencies.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  These investments consist primarily of Eurodollar time deposits and are stated at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2002 and 2001, inventory allowances were $3.2 million and $3.7 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods.  The estimated useful lives range from 10 to 40 years for buildings, 12 years for leasehold improvements, and from 4 to 14 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the estimated life of the related asset.

Goodwill and Other Purchased Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 to 30 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  No impact to the Company’s consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142.  The Company’s annual impairment testing date is during the fourth quarter of each year.

Impairment of Long-Lived Assets

Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.

Stock-Based Compensation

Hexcel Corporation has provided certain employees of HH U.K. with stock-based compensation, such as stock options and restricted stock units, which are based upon Hexcel Corporation’s publicly traded common share price (refer to Note 11).  Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  The Company does, however, recognize compensation expense for restricted stock units over the defined vesting periods.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the years ended December 31, 2002 and 2001 are as follows:

(in millions)	2002	2001
Net income:
Net income, as reported	$10.8	$11.9
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(0.5)	(0.4)
Pro forma net income	$10.3	$11.5

Currency Translation

The assets and liabilities of HH U.K. are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholder’s equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to HH U.K.’s consolidated results of operations in 2002 or 2001.

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

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping and handling costs billed to the customer for reimbursement purposes were not significant.

Research and Technology

Research and technology costs are expensed as incurred.

Income Taxes

The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), and has been calculated on a separate return basis.  Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income.

Concentration of Credit Risk

Financial instruments that potentially subject HH U.K. to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to EADS, including Airbus, and its subcontractors accounted for approximately 34% and 37% of the Company’s 2002 and 2001 net sales, respectively.  In addition, one other customer accounted for approximately 14% of 2002 net sales.  No other customers accounted for more than 10% of the Company’s net sales in 2002 and 2001.  The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2002 and 2001, the allowance for doubtful accounts was $0.5 million and $0.4 million, respectively.  Bad debt expense was $0.1 million in both 2002 and 2001.

Dependence on Suppliers

HH U.K.’s ability to timely deliver its products is dependent upon the availability of quality materials used in these products.  The Company depends in part upon suppliers to manufacture, assemble and deliver certain items in a timely and satisfactory manner.  The Company obtains certain materials from single or a limited number of sources.  A significant interruption in the delivery of such items could have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

Derivative Financial Instruments

HH U.K. uses various financial instruments, such as foreign currency forward exchange contracts, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income (see Note 12).  The Company does not use financial instruments for trading or speculative purposes.

Effective January 1, 2001, HH U.K. adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan.  This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs.  The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Since FAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in the Company’s consolidated financial statements.  However, the adoption of FAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs.  The Company adopted FAS 146 as of January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“FAS 148”).  FAS 148 amends FAS 123 to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements.  At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123.  However, appropriate disclosures about the effects on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided above.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee;  (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

FIN 45 also addresses the disclosure requirements regarding product warranties.  Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period.  The Company has included the new disclosures for product warranty herein (refer to Note 13).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company is currently reviewing the provisions of this accounting standard, but does not expect a material impact to its consolidated financial position or results of operations upon adoption.

Note 2 - Goodwill and Other Purchased Intangibles

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2002, the consolidated statements of operations include amortization expense of $0.7 million in 2001.

Net income for the years ended December 31, 2002 and 2001, adjusted to exclude amortization expense, net of tax, are as follows:

(in millions)	2002	2001
Net income:
Net income	$10.8	$11.9
Goodwill amortization, net of tax	—	0.7
Adjusted net income	$10.8	$12.6

The gross carrying amount and accumulated amortization of goodwill as of December 31, 2002 and 2001 are as follows:

	December 31, 2002			December 31, 2001
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Goodwill	$15.2	$3.7	$11.5	$12.8	$3.1	$9.7

Changes in the net carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

(in millions)	Total
Balance as of January 1, 2001	$8.5
Amortization of goodwill	(0.7)
Currency translation adjustments	(0.5)
Other	2.4
Balance as of December 31, 2001	$9.7
Currency translation adjustments	1.8
Balance as of December 31, 2002	$11.5

Note 3 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the two years ended December 31, 2002, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$0.4	$—	$0.4
Business consolidation and restructuring expenses	7.7	2.1	9.8
Cash expenditures	(1.7)	—	(1.7)
Non-cash usage, including asset write-downs	—	(1.7)	(1.7)
Balance as of December 31, 2001	$6.4	$0.4	$6.8
Business consolidation and restructuring expenses	2.2	—	2.2
Cash expenditures	(4.2)	—	(4.2)
Currency translation adjustments	0.7	—	0.7
Balance as of December 31, 2002	$5.1	$0.4	$5.5

November 2001 Program

In November 2001, the Company, in conjunction with Hexcel Corporation, announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production and the weakness in the global economy.  The program targeted a 20% reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  In connection with the program, the Company recognized charges of $9.8 million in the fourth quarter of 2001.  During 2002, the Company continued the implementation of this program by further reducing its workforce.  As a result, an additional $2.2 million was expensed as incurred in 2002.  All activities relating to the November 2001 program will be substantially completed in 2003.

Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$—	$—	$—
Business consolidation and restructuring expenses	7.7	2.1	9.8
Cash expenditures	(1.3)	—	(1.3)
Non-cash usage, including asset write-downs	—	(1.7)	(1.7)
Balance as of December 31, 2001	$6.4	$0.4	$6.8
Business consolidation and restructuring expenses	2.2	—	2.2
Cash expenditures	(4.2)	—	(4.2)
Currency translation adjustments	0.7	—	0.7
Balance as of December 31, 2002	$5.1	$0.4	$5.5

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions by Hexcel Corporation, HH U.K. joined Hexcel Corporation in implementing business consolidation programs in December 1998 and September 1999.  The primary purpose of these programs was to integrate acquired assets and operations and to close or restructure insufficiently profitable facilities and activities.  Due to aerospace industry requirements to “qualify” specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete.  These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

Business consolidation activities for the December 1998 and September 1999 programs in 2001 consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$0.4	$—	$0.4
Cash expenditures	(0.4)	—	(0.4)
Balance as of December 31, 2001	$—	$—	$—

Note 4 - Inventories

	December 31,
(in millions)	2002	2001
Raw materials	$7.8	$8.3
Work in progress	5.5	6.0
Finished goods	6.2	5.9
Inventories	$19.5	$20.2

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2002	2001
Land	$0.9	$3.6
Buildings	30.5	22.1
Equipment	76.7	60.7
Construction in progress	2.3	3.3
Property, plant and equipment	110.4	89.7
Less: accumulated depreciation	(54.4)	(40.4)
Net property, plant and equipment	$56.0	$49.3

Note 6 - Notes Payable

	December 31,
(in millions)	2002	2001
Senior Credit Facility	$71.3	$88.2
European credit and overdraft facilities	—	1.7
Total notes payable	71.3	89.9
Capital lease obligations	2.8	2.2
Total notes payable and capital lease obligations	$74.1	$92.1

Notes payable and current maturities of capital lease obligations	$71.5	$1.7
Long-term notes payable and capital lease obligations, less current maturities	2.6	90.4
Total notes payable and capital lease obligations	$74.1	$92.1

Senior Credit Facility

HH U.K. and its operating subsidiaries participated as a party to Hexcel Corporation’s global credit facility (the “Senior Credit Facility”).  The Senior Credit Facility, made available by a syndicate of banks, provided for ongoing working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel Corporation and participating subsidiaries with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations and facility sublimits relating to Hexcel Corporation’s European subsidiaries.  HH U.K. had borrowing sublimits of $70.0 million (ranging from $5.0 million to $20.0 million per operating subsidiary) under the Senior Credit Facility.  In addition, available borrowings for HH U.K. and its operating subsidiaries were subject to borrowing base limitations computed as a percentage of eligible accounts receivable.  HH U.K.’s accounts receivable served as collateral for its advances under the Senior Credit Facility.  As of December 31, 2002, HH U.K.’s drawings under the Senior Credit Facility were $71.3 million.

Hexcel Corporation and participating subsidiaries were subject to various financial covenants and restrictions under the Senior Credit Facility computed on a consolidated basis.  Financial covenants and restrictions included limitations on incurring debt, granting liens, selling assets, repaying subordinated indebtedness, redeeming capital stock and paying dividends.  At December 31, 2002, Hexcel Corporation was in compliance with all financial covenants under the Senior Credit Facility.

HH U.K.’s weighted average interest rate on borrowings under the Senior Credit Facility was 5.28% and 6.63% for the years ended December 31, 2002 and 2001, respectively.  The Senior Credit Facility was scheduled to expire in 2004.  On March 19, 2003, the Senior Credit Facility was paid in full (see Note 17).

European Credit and Overdraft Facilities

In addition to the Senior Credit Facility, certain of HH U.K.’s subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are terminable at the discretion of the lenders.  The interest rates on these credit and overdraft facilities for the two years ended December 31, 2002, ranged from 1.97% to 7.00%.  The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.

Note 7 - Leasing Arrangements

Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2002 and 2001, were:

(in millions)	2002	2001
Property, plant and equipment	$3.6	$5.9
Less: accumulated depreciation	(1.1)	(0.8)
Net property, plant and equipment	$2.5	$5.1

Capital lease obligations	$2.8	$2.2
Less: current maturities	(0.2)	(0.1)
Long-term capital lease obligations, net	$2.6	$2.1

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $0.7 million in 2002 and $0.5 million in 2001.

Scheduled future minimum lease payments under noncancelable capital and operating leases as of December 31, 2002 were:

	Type of Lease
(in millions)	Capital	Operating
Payable during years ending December 31:
2003	$0.4	$0.7
2004	0.3	0.5
2005	0.3	0.3
2006	0.3	0.3
2007	0.3	0.2
Thereafter	2.7	0.9
Total minimum lease payments	$4.3	$2.9

Less amounts representing interest	1.5
Present value of future minimum capital lease payments	2.8
Less current obligations under capital leases	0.2
Long-term obligations under capital lease	$2.6

Note 8 - Related Party Transactions

HH U.K. conducts sales and purchase transactions with Hexcel Corporation and its subsidiaries.  In addition, Hexcel Corporation provides certain management, legal, tax, treasury and accounting services to HH U.K. for a management fee.

The following table provides the related party transactions for the years ended December 31, 2002 and 2001:

(in millions)	2002	2001
Net sales	$32.0	$48.9
Purchases	$61.4	$77.0
Management fees	$3.8	$5.4

As a result of these sales and purchase transactions, the Company had the following outstanding receivable and payable balances to and from Hexcel Corporation and its subsidiaries as of December 31, 2002 and 2001:

(in millions)	2002	2001
Accounts receivable	$4.1	$3.6
Accounts payable	$8.4	$4.9

HH U.K. also has notes payable to Hexcel Corporation, and Hexcel S.A. and its operating subsidiaries.  Hexcel S.A. is French subsidiary of Hexcel Corporation.  The notes payable, related parties balances as of December 31, 2002 and 2001 are as follows:

	December 31,
(in millions)	2002	2001
Notes payable to Hexcel S.A. and subsidiaries	$9.4	$8.9
Long-term note payable to Hexcel S.A.	15.7	—
Long-term note payable to Hexcel Corporation	63.1	—
Total notes payable, related parties	$88.2	$8.9

HH U.K. entered into short-term loans with Hexcel S.A and its operating subsidiaries.  Interest rates on these loans tend to be at LIBOR plus 0.8% p.a.  The balance of the short-term notes payable, related parties was $9.4 million and $8.9 million as of December 31, 2002.

In 2002, HH UK borrowed fifteen million Euros from Hexcel S.A. under a long-term note agreement.  The note is repayable in Euros with interest payable through July 2003 at 7.3%, with the interest rate to be adjusted thereafter.  As of December 31, 2002, the long-term note payable was $15.7 million.

Also in 2002, HH U.K. distributed a long-term note of one of its subsidiaries to Hexcel Corporation in the amount of sixty million Euros.  The note carries an annual interest rate of 7.0% and is payable quarterly within 30 days following the end of each quarter.  The note matures in December 2007, although the parties are entitled to agree upon the extension of such terms for an additional five-year period.  The long-term note payable was $63.1 million as of December 31, 2002.

The table below reflects aggregate scheduled maturities of notes payable, related parties:

(in millions)
Payable during the years ending December 31:
2003	$9.4
2004 to 2007	—
Thereafter	78.8
Total notes payable	$88.2

The Company recognized interest expense of $1.3 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively, on related party loans.

Note 9 – Retirement and Other Postretirement Benefit Plans

HH U.K. maintains defined benefit retirement plans covering certain eligible employees in Austria, Belgium and the United Kingdom.  The defined benefit retirement plans are generally based on years of service and employee compensation under a final pay benefits method.  The Company also provides matching contributions to eligible employees participating in various retirement savings plans, and awards profit sharing and incentive contributions when certain performance targets, which are set annually, are met or exceeded.  Under the retirement savings plan in the United Kingdom, eligible employees can contribute up to 4% of their compensation and the Company makes matching contributions of 9% of an employee’s compensation.

HH U.K. also maintains a benefit plan in Austria that provides eligible employees up to twelve months salary upon retirement or termination.  The benefits are based on years of employment and final pay, with employees first earning two months pay after three years of service and a maximum of twelve months pay after twenty-five years of service.  The Company has accrued benefit costs for this plan of $2.1 million and $1.8 million as of December 31, 2002 and 2001, respectively, included in “long-term retirement obligations” in the accompanying consolidated balance sheets.

The net periodic expense for all of these defined benefit and retirement savings plans, for the two years ended December 31, 2002, was:

(in millions)	2002	2001
Defined benefit retirement plans	$1.5	$1.8
Retirement savings plans-matching contributions	1.2	1.3
Retirement savings plans-profit sharing and incentive contributions	1.0	—
Net periodic expense	$3.7	$3.1

The net periodic cost of HH U.K.’s defined benefit retirement plans for the years ended December 31, 2002 and 2001, were:

(in millions)	2002	2001
Service cost	$2.1	$2.5
Interest cost	3.0	3.0
Expected return on plan assets	(4.1)	(4.1)
Net amortization and deferral	0.5	—
Sub-total	1.5	1.4
Curtailment and settlement loss	—	0.4
Net periodic pension cost	$1.5	$1.8

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for HH U.K.’s defined benefit retirement plans as of and for the years ended December 31, 2002 and 2001, were:

(in millions)	2002	2001
Change in benefit obligation:
Benefit obligation - beginning of year	$58.4	$51.5
Service cost	2.1	2.6
Interest cost	3.0	2.9
Plan participants’ contributions	0.5	0.8
Actuarial (gain) loss	(3.1)	2.5
Benefits paid	(1.0)	(0.8)
Curtailment and settlement loss	—	0.4
Foreign currency translation adjustments	6.6	(1.5)
Benefit obligation - end of year	$66.5	$58.4

Change in plan assets:
Fair value of plan assets - beginning of year	$52.8	$61.1
Actual return on plan assets	(11.2)	(8.3)
Employer contributions	1.4	1.4
Plan participants’ contributions	0.5	0.8
Benefits paid	(1.0)	(0.8)
Foreign currency translation adjustments	5.0	(1.8)
Settlements	—	0.4
Fair value of plan assets - end of year	$47.5	$52.8

Reconciliation of funded status to net amount recognized:
Unfunded status	$(19.0)	$(5.6)
Unrecognized actuarial loss	25.9	13.1
Net amount recognized	$6.9	$7.5

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$8.6	$8.7
Accrued benefit liability	(13.0)	(1.2)
Accumulated other comprehensive income (before tax)	11.3	—
Net amount recognized	$6.9	$7.5

The total accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets was $46.5 million as of December 31, 2002.  A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “accumulated other comprehensive income,” net of tax.  Amortization of loss is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.  Assets for the defined benefit pension plans generally consist of publicly traded equity securities, bonds and cash investments.

As of December 31, 2002 and 2001, the prepaid benefit cost was included in “other assets” in the accompanying consolidated balance sheets.  For 2002 and 2001, the accrued benefit cost was included in “long-term retirement obligations” in the accompanying consolidated balance sheets.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001

Discount rates	5.3% – 6.0%	5.8% - 6.0%
Rates of increase in compensation	2.5% – 3.8%	2.5% - 4.0%
Expected long-term rates of return on plan assets	5.0% – 7.8%	5.8% - 7.0%

Note 10 - Income Taxes

Income before income taxes and the provision for income taxes, for the years ended December 31, 2002 and 2001, were as follows:

(in millions)	2002	2001

Income before income taxes:	$15.7	$17.7

Provision for income taxes:
Current	4.4	8.4
Deferred	0.5	(2.6)

Total provision for income taxes	$4.9	$5.8

An election was made with respect to HH U.K under U.S. Income Tax Law to be disregarded as an entity separate from its U.S. parent, Hexcel Corporation.  Therefore, HH U.K. is taxed at the U.S. federal statutory income tax rate.  In 2002, HH U.K. received a distribution of $74.0 from one of its subsidiaries, which is taxable for U.S. income tax purposes.  The taxable income resulting from the distribution was fully offset by net operating losses in the U.S. consolidated federal income tax return of Hexcel Corporation.

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the years ended December 31, 2002 and 2001, is as follows:

(in millions)	2002	2001
Provision for taxes at U.S. statutory rate	$5.4	$6.2
Impact of different international tax rates, permanent differences and other	(0.5)	(0.4)
Total provision for income taxes	$4.9	$5.8

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2002 and 2001, were:

(in millions)	2002	2001
Net operating loss carryforwards	$2.4	$2.1
Accelerated depreciation	(3.3)	(2.6)
Unfunded pension liability	1.7	(1.5)
Reserves and other, net	1.5	1.4
Net deferred tax asset	$2.3	$(0.6)

Net Operating Loss Carryforwards

As of December 31, 2002, HH U.K had net operating loss carryforwards for its Belgium subsidiary’s income tax purposes of approximately $7.2 million, which can be carried forward without limitations.

Note 11 – Stock-Based Incentive Plans

Hexcel Corporation has in effect various stock option and management incentive plans for eligible employees.  Certain HH U.K. employees are eligible to participate in these plans.  The plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards that are based on Hexcel Corporation’s common stock price.  Options to purchase Hexcel Corporation’s common stock are generally granted at the fair market value on the date of grant.  Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances.

As of December 31, 2002 and 2001, officers of HH U.K. had a total of 5,600 and 21,777, respectively, of performance accelerated restricted stock units (“PARS”) outstanding.  PARS are convertible to an equal number of shares of Hexcel Corporation common stock and generally vest at the end of a seven-year period, subject to certain terms of employment and other circumstances that may accelerate the vesting period.  In each of the years ended December 31, 2002 and 2001, 16,177 PARS were converted into Hexcel Corporation common stock.  No PARS were granted in 2002 or 2001.

In 2002, eligible officers of HH U.K. were granted 17,900 restricted stock units.  Restricted stock units are convertible to an equal number of shares of Hexcel Corporation common stock and generally vest ratably over a three-year period.  One-third of the restricted stock units were converted to stock in the first quarter of 2003.Compensation expense recognized in 2002 and 2001 relating to the PARS and restricted stock units was not material.

Stock option data for HH U.K. employees participating in the Hexcel Corporation stock option plan for the years ended December 31, 2002 and 2001, was:

	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2001	309,369	$10.44
Options granted	53,475	$10.31
Options exercised	(13,590)	$6.28
Options expired or canceled	(1,885)	$9.53
Options outstanding as of December 31, 2001	347,369	$10.58
Options granted	87,400	$2.74
Options exercised	—	$—
Options expired or canceled	(23,464)	$10.20
Options outstanding as of December 31, 2002	411,305	$8.94

The total number of options exercisable for HH U.K. employees participating in the Hexcel Corporation stock option plan as of December 31, 2002 and 2001 were 272,322 and 205,355, respectively, at a weighted average exercise price per share of $10.63 and $10.60, respectively.

The following table summarizes information about stock options outstanding for HH U.K. employees participating in the Hexcel Corporation stock option plans of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 – 5.74	87,400	9.03	$2.74	—	$—
$5.75 – 8.75	67,650	6.71	$6.57	67,650	$6.57
$8.76 – 10.49	71,729	7.99	$10.06	37,021	$9.88
$10.50 – 12.49	156,626	6.36	$11.68	139,751	$11.76
$12.50 – 24.00	27,900	3.91	$15.86	27,900	$15.86
$2.74 – 24.00	411,305	7.10	$8.94	272,322	$10.63

The weighted average fair value of stock options granted to HH U.K. employees participating in the Hexcel Corporation stock option plan during 2002 and 2001 was $1.92 and $5.67, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001
Expected life (in years)	5	4
Interest rate	2.78%	4.35%
Volatility	88.6%	68.9%
Dividend yield	—	—

Employee Stock Purchase Plan (“ESPP”)

HH U.K participates in Hexcel Corporation’s ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of Hexcel Corporation common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5 million.  During 2002 and 2001, approximately eight thousand shares of Hexcel Corporation common stock were issued to employees of HH U.K. under the ESPP.

Note 12 – Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

HH U.K. is exposed to the impact of exchange rate volatility between the U.S. dollar and its functional currencies, being either the Euro or the British Pound Sterling.  During 2001, HH U.K. entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  The aggregate notional amount of these contracts was $33.0 million and $51.0 million at December 31, 2002 and 2001, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of HH U.K. under long-term sales contracts with certain customers.  These contracts are expected to provide HH U.K. with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the exposure to fluctuations in currency exchange rates.  Effectiveness of the hedges is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the foreign currency forward exchange contracts based on changes in forward rates.  For the years ended December 31, 2002 and 2001, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges recognized in “comprehensive income” was a net gain of $5.5 million and a net loss of $3.0 million, respectively.  Approximately $1.6 million of the unrealized gains recorded in “accumulated other comprehensive loss” at December 31, 2002 are expected to be reclassified into earnings in fiscal 2003 as the hedged sales are recognized.

Note 13 – Commitments and Contingencies

HH U.K. is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as to environmental, employment and health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal and external counsel of pending or threatened litigation; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates exclude counterclaims against other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.  Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company’s opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had a $0.3 million letter of credit outstanding as of December 31, 2002 and 2001, with a customs house to ensure duty payments.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  Warranty expense for the years ended December 31, 2002 and 2001, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2002 and 2001, was as follows:

(in millions)	Product Warranties
Balance as of January 1, 2001	$2.0
Warranty expense	0.5
Deductions and other	(0.8)
Balance as of December 31, 2001	$1.7
Warranty expense	0.6
Deductions and other	(0.8)
Balance as of December 31, 2002	$1.5

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2002 and 2001, consist of the following:

(in millions)	2002	2001
Cash paid for:
Interest	$5.5	$7.3
Taxes	$7.7	$11.8

Note 15 – Comprehensive Income

Comprehensive income represents net income and other unrealized gains and losses, such as cash flow hedging activities, foreign currency translation adjustments and minimum pension obligations, affecting shareholder’s equity that are not reflected in the consolidated statements of operations.  The components of comprehensive income are reported on the consolidated statements of stockholder’s equity (deficit) and comprehensive income.

The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001
Currency translation adjustments	$0.9	$(5.2)
Minimum pension obligations	(8.1)	—
Net unrealized gains (losses) on financial instruments	2.5	(3.0)

Accumulated other comprehensive loss	$(4.7)	$(8.2)

Note 16 - Segment Information

The Company operates and is managed as one cohesive business segment, of which revenues are derived from the sale of composite materials.  The Company’s lightweight, high-performance composite materials are utilized in prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, that are primarily for the commercial aerospace, space and defense, and industrial markets.

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the years ended December 31, 2002, and 2001:

(in millions)	2002	2001
Net sales: (a)
Austria	$75.3	$90.5
Belgium	16.3	59.4
Germany	32.2	40.7
United Kingdom	73.9	42.1
Spain	49.4	65.6
Total consolidated net sales	$247.1	$298.3

Long-lived assets:
Austria	$19.4	$17.5
Belgium	7.4	6.1
Germany	0.2	0.1
United Kingdom	33.5	30.7
Spain	6.5	5.5
Total consolidated long-lived assets	$67.0	$59.9

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Net sales are attributed to geographic areas based on the location in which the sale originated.  Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Note 17 – Subsequent Events

On March 19, 2003, Hexcel Corporation completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.  In connection with the refinancing, the Senior Credit Facility was paid in full, including all outstanding advances of HH U.K. under the facility.

Stock Pledge under the Senior Secured Notes, due 2008

Hexcel Corporation issued $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its U.S. subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s U.S. subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of HH U.K and Hexcel’s French first-tier holding company.  This pledge of foreign stock is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under Hexcel Corporation’s new senior secured credit facility, described below.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.

Stock Pledge and Available Borrowings under the Senior Secured Credit Facility

On March 19, 2003, Hexcel Corporation entered into a $115.0 million asset-backed senior secured credit facility with a new syndicate of lenders led by Fleet Capital Corporation as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, HH U.K.’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and HH U.K.’s operating subsidiary in the U.K., the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of HH U.K.’s Austrian and German operating subsidiaries is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, HH U.K.’s operating subsidiaries in the U.K., Austria and Germany have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on Hexcel Corporation’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material U.S. subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of HH U.K. and Hexcel’s French first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and certain intercompany notes is on an equal basis with a substantially identical pledge of such stock and intercompany notes given to secure the obligations under the senior secured notes, described above.  The obligations of HH U.K.’s operating subsidiary in the U.K. are secured by its accounts receivable, inventory, and cash and cash equivalents.  The obligations of HH U.K.’s Austrian and German operating subsidiaries are secured by their respective accounts receivable.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of Hexcel Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003 and Note 25 which is as of July 8, 2003, appearing in this Annual Report on Form 10-K/A (Amendment No. 3) to Stockholders of Hexcel Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A (Amendment No. 3).  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2003, except for Notes 2 and 8 which are as of March 19, 2003 and Note 25 which is as of July 8, 2003

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at beginning of year	Charged (credited) to expense	Deductions and other	Balance at end of year

Year ended December 31, 2002
Allowance for doubtful accounts	$8.5	$(0.9)	$(2.5)	$5.1
Allowance for obsolete and unmarketable inventory	25.1	7.6	(11.4)	21.3
Valuation allowance for deferred tax asset	185.0	8.5	(26.1)	167.4

Year ended December 31, 2001
Allowance for doubtful accounts	$7.0	$3.4	$(1.9)	$8.5
Allowance for obsolete and unmarketable inventory	30.7	6.3	(11.9)	25.1
Valuation allowance for deferred tax asset	6.2	180.3	(1.5)	185.0

Year ended December 31, 2000
Allowance for doubtful accounts	$5.7	$0.7	$0.6	$7.0
Allowance for obsolete and unmarketable inventory	28.7	17.7	(15.7)	30.7
Valuation allowance for deferred tax asset	6.4	(0.1)	(0.1)	6.2