Form 10-Q/A
period 2003-03-31
HEXCEL CORP /DE/
filed 2003-07-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2003
COMMON STOCK	38,632,738

HEXCEL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

• Condensed Consolidated Balance Sheets — March 31, 2003 and December 31, 2002

• Condensed Consolidated Statements of Operations — The Quarters Ended March 31, 2003 and 2002

• Condensed Consolidated Statements of Cash Flows — The Quarters Ended March 31, 2003 and 2002

• Notes to Condensed Consolidated Financial Statements

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 is to include Note 15 “Supplemental Guarantor Information” to the consolidated financial statements of Hexcel Corporation pursuant to Rule 3-10 of Regulation S-X.  This amendment consists solely of a cover page, this explanatory note, the information required by Item 1 of Part I of Form 10-Q, “Financial Statements,” the information required by Item 6 of Part II, “Exhibits and Reports on Form 8-K,” a signature page, and the chief executive officer and chief financial officer certifications required to be included herein.  In accordance with Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, the complete text of Item 1 of Part I and Item 6 of Part II, as amended, is included herein.  However, with respect to Item I of Part I, no changes have been made other than the inclusion of Note 15 to the consolidated financial statements of Hexcel Corporation, and with respect to Item 6 of Part II, no changes have been made and such section is included herein solely to file the required chief executive officer and chief financial officer certifications.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share data)	March 31, 2003	December 31, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$13.1	$8.2
Accounts receivable, net	141.0	117.3
Inventories, net	126.6	113.6
Prepaid expenses and other assets	9.6	9.2
Total current assets	290.3	248.3

Property, plant and equipment	644.6	642.8
Less accumulated depreciation	(342.4)	(333.4)
Net property, plant and equipment	302.2	309.4
Goodwill, net	75.1	74.4
Investments in affiliated companies	33.6	34.0
Other assets	44.9	42.0

Total assets	$746.1	$708.1

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$9.0	$621.7
Accounts payable	73.9	54.9
Accrued liabilities	87.4	102.5
Total current liabilities	170.3	779.1

Long-term notes payable and capital lease obligations	522.9	—
Other non-current liabilities	58.5	56.4
Total liabilities	751.7	835.5

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at March 31, 2003	96.9	—

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at March 31, 2003 and at December 31, 2002	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 39.9 shares issued and outstanding at March 31, 2003, and 100.0 shares of stock authorized, and 39.8 shares issued and outstanding at December 31, 2002	0.4	0.4
Additional paid-in capital	311.7	288.2
Accumulated deficit	(384.7)	(381.5)
Accumulated other comprehensive loss	(16.4)	(21.2)
	(89.0)	(114.1)
Less – Treasury stock, at cost, 1.3 shares at March 31, 2003 and at December 31, 2002	(13.5)	(13.3)
Total stockholders’ equity (deficit)	(102.5)	(127.4)

Total liabilities and stockholders’ equity (deficit)	$746.1	$708.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

(In millions, except per share data)
	Quarter Ended March 31,
	2003	2002
	Unaudited
Net sales	$228.6	$222.1
Cost of sales	182.6	182.5
Gross margin	46.0	39.6

Selling, general and administrative expenses	23.8	21.6
Research and technology expenses	4.3	4.0
Business consolidation and restructuring expenses	0.7	0.7
Operating income	17.2	13.3

Interest expense	13.7	17.6
Loss on the early retirement of debt	4.0	—
Loss before income taxes	(0.5)	(4.3)
Provision for income taxes	2.3	2.5
Loss before equity in earnings	(2.8)	(6.8)
Equity in losses of affiliated companies	(0.4)	(2.4)
Net loss	(3.2)	(9.2)
Deemed preferred dividends and accretion	(0.5)	—
Net loss available to common shareholders	$(3.7)	$(9.2)

Net loss per common share:
Basic	$(0.10)	$(0.24)
Diluted	$(0.10)	$(0.24)

Weighted average common shares outstanding:
Basic	38.5	38.2
Diluted	38.5	38.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Quarter Ended March 31,
(In millions)	2003	2002
	Unaudited
Cash flows from operating activities
Net loss	$(3.2)	$(9.2)
Reconciliation to net cash used for operating activities:
Depreciation	12.5	11.8
Amortization of debt discount and deferred financing costs	1.0	1.0
Deferred income taxes	0.2	0.2
Business consolidation and restructuring expenses	0.7	0.7
Business consolidation and restructuring payments	(2.8)	(9.4)
Equity in losses of affiliated companies	0.4	2.4
Loss on early retirement of debt	4.0	—
Working capital changes and other	(25.4)	(8.6)
Net cash used for operating activities	(12.6)	(11.1)

Cash flows from investing activities
Capital expenditures	(2.3)	(1.8)
Net cash used for investing activities	(2.3)	(1.8)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	12.0	—
Proceeds from issuance of 9-7/8% senior secured notes, net of discount	123.7	—
Proceeds from (repayments of) senior credit facility, net	(179.7)	8.2
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	1.0	(1.9)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—
Issuance costs related to debt and equity offerings	(14.1)	—
Activity under stock plans	0.1	0.1
Net cash provided by financing activities	21.1	6.4
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.4)
Net increase (decrease) in cash and cash equivalents	4.9	(7.9)
Cash and cash equivalents at beginning of quarter	8.2	11.6
Cash and cash equivalents at end of quarter	$13.1	$3.7

Supplemental Data:
Cash interest paid	$24.5	$25.6
Cash taxes paid	$2.8	$1.0

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

Note 6 – Mandatorily Redeemable Convertible Preferred Stock

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

Note 8 - Net Loss Per Common Share

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

Note 9 - Comprehensive Income (Loss)

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

Note 10 - Derivative Financial Instruments

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

Note 11 - Segment Information

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

Financial information for the Company’s segments for the quarters ended March 31, 2003 and 2002, is as follows:

(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
	Unaudited
First Quarter 2003
Net sales to external customers	$57.9	$147.5	$23.2	$—	$228.6
Intersegment sales	23.0	5.3	—	—	28.3
Total sales	80.9	152.8	23.2	—	256.9

Operating income (loss)	3.9	18.8	1.2	(6.7)	17.2
Depreciation	4.3	7.6	0.6	—	12.5
Business consolidation and restructuring expenses	0.1	0.6	—	—	0.7
Capital expenditures	1.3	1.0	—	—	2.3

First Quarter 2002
Net sales to external customers	$62.0	$131.7	$28.4	$—	$222.1
Intersegment sales	18.2	4.7	—	—	22.9
Total sales	80.2	136.4	28.4	—	245.0

Operating income (loss)	3.6	15.0	0.9	(6.2)	13.3
Depreciation	4.0	7.1	0.7	—	11.8
Business consolidation and restructuring expenses	0.3	0.4	—	—	0.7
Capital expenditures	0.5	1.3	—	—	1.8

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

Note 15 - Supplemental Guarantor Information

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

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of March 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.6)	$1.0	$12.7	$—	$13.1
Accounts receivable, net	42.8	15.5	82.7	—	141.0
Inter-company accounts receivable	88.4	157.4	4.6	(250.4)	—
Inventories, net	41.1	32.6	52.9	—	126.6
Inter-company short-term notes receivable	202.1	—	—	(202.1)	—
Prepaid expenses and other assets	3.0	0.4	6.2	—	9.6
Total current assets	376.8	206.9	159.1	(452.5)	290.3

Net property, plant and equipment	148.5	62.9	90.8	—	302.2
Goodwill, net	22.1	39.0	14.0	—	75.1
Investments in subsidiaries	(441.1)	—	—	441.1	—
Investments in affiliated companies	—	29.8	3.8	—	33.6
Inter-company long-term notes receivable	649.0	—	0.7	(649.7)	—
Other assets	27.7	0.4	46.0	(29.2)	44.9

Total assets	$783.0	$339.0	$314.4	$(690.3)	$746.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$6.1	2.8	$—	$9.0
Accounts payable	13.6	19.1	41.2	—	73.9
Inter-company accounts payable	174.6	48.3	27.5	(250.4)	—
Inter-company short-term notes payable	—	170.2	31.9	(202.1)	—
Accrued liabilities	45.2	8.6	33.6	—	87.4
Total current liabilities	233.5	252.3	137.0	(452.5)	170.3

Long-term notes payable and capital lease obligations	498.3	22.0	2.6	—	522.9
Inter-company long-term notes payable	0.7	468.1	180.9	(649.7)	—
Other non-current liabilities	26.9	7.8	23.8	—	58.5
Total liabilities	759.4	750.2	344.3	(1,102.2)	751.7

Mandatorily redeemable convertible preferred stock	96.9	—	—	—	96.9
Stockholders’ equity (deficit)	(73.3)	(411.7)	(29.9)	411.9	(102.5)

Total liabilities and stockholders’ equity (deficit)	$783.0	$339.0	$314.4	$(690.3)	$746.1

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.2)	$1.3	$7.1	$—	$8.2
Accounts receivable, net	34.1	12.4	70.8	—	117.3
Inter-company accounts receivable	79.4	147.0	4.4	(230.8)	—
Inventories, net	40.6	28.6	44.4	—	113.6
Inter-company short-term notes receivable	160.9	—	—	(160.9)	—
Prepaid expenses and other assets	3.5	0.4	5.3	—	9.2
Total current assets	318.3	189.7	132.0	(391.7)	248.3

Net property, plant and equipment	153.6	65.7	90.1	—	309.4
Goodwill, net	22.1	39.0	13.3	—	74.4
Investments in subsidiaries	(366.5)	—	—	366.5	—
Investments in affiliated companies	—	29.2	4.8	—	34.0
Inter-company long-term notes receivable	531.2	—	0.7	(531.9)	—
Other assets	25.1	0.5	45.1	(28.7)	42.0

Total assets	$683.8	$324.1	$286.0	$(585.8)	$708.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$516.5	$29.4	$75.8	$—	$621.7
Accounts payable	13.3	11.8	29.8	—	54.9
Inter-company accounts payable	165.6	39.0	26.2	(230.8)	—
Inter-company short-term notes payable	—	160.9	—	(160.9)	—
Accrued liabilities	60.1	10.1	32.3	—	102.5
Total current liabilities	755.5	251.2	164.1	(391.7)	779.1

Inter-company long-term notes payable	0.7	468.1	63.1	(531.9)	—
Other non-current liabilities	26.2	7.9	22.3	—	56.4
Total liabilities	782.4	727.2	249.5	(923.6)	835.5

Stockholders’ equity (deficit)	(98.6)	(403.1)	36.5	337.8	(127.4)

Total liabilities and stockholders’ equity (deficit)	$683.8	$324.1	$286.0	$(585.8)	$708.1

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended March 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$91.3	$53.4	$106.2	$(22.3)	$228.6
Cost of sales	73.3	47.9	83.7	(22.3)	182.6
Gross margin	18.0	5.5	22.5	—	46.0
Selling, general and administrative expenses	9.0	3.8	11.4	(0.4)	23.8
Research and technology expenses	1.7	0.3	2.3	—	4.3
Business consolidation and restructuring expenses	0.5	0.1	0.1	—	0.7
Operating income	6.8	1.3	8.7	0.4	17.2
Interest expense	1.4	9.9	2.4	—	13.7
Loss on early retirement of debt	4.0	—	—	—	4.0
Income (loss) before income taxes	1.4	(8.6)	6.3	0.4	(0.5)
Provision for income taxes	0.1	—	2.2	—	2.3
Income (loss) before equity in earnings	1.3	(8.6)	4.1	0.4	(2.8)
Equity in losses of subsidiaries	(4.9)	—	—	4.9	—
Equity in earnings (losses) of affiliated companies	—	0.6	(1.0)	—	(0.4)
Net income (loss)	(3.6)	(8.0)	3.1	5.3	(3.2)
Deemed preferred dividends and accretion	0.5	—	—	—	0.5
Net income (loss) available to common shareholders	$(4.1)	$(8.0)	$3.1	$5.3	$(3.7)

*****

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended March 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$93.9	$58.6	$90.4	$(20.8)	$222.1
Cost of sales	79.5	52.4	71.4	(20.8)	182.5
Gross margin	14.4	6.2	19.0	—	39.6
Selling, general and administrative expenses	10.6	2.4	8.9	(0.3)	21.6
Research and technology expenses	1.9	0.3	1.8	—	4.0
Business consolidation and restructuring expenses	0.5	0.2	—	—	0.7
Operating income	1.4	3.3	8.3	0.3	13.3
Interest expense	5.9	10.3	1.4	—	17.6
Income (loss) before income taxes	(4.5)	(7.0)	6.9	0.3	(4.3)
Provision for income taxes	0.1	—	2.4	—	2.5
Income (loss) before equity in earnings	(4.6)	(7.0)	4.5	0.3	(6.8)
Equity in losses of subsidiaries	(4.9)	—	—	4.9	—
Equity in losses of affiliated companies	—	(1.1)	(1.3)	—	(2.4)
Net income (loss)	$(9.5)	$(8.1)	$3.2	$5.2	$(9.2)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(3.6)	$(8.0)	$3.1	$5.3	$(3.2)
Reconciliation to net cash used for operating activities:
Depreciation	5.4	3.3	3.8	—	12.5
Amortization	1.0	—	0.4	(0.4)	1.0
Deferred income taxes	0.1	—	0.1	—	0.2
Business consolidation and restructuring expenses	0.5	0.1	0.1	—	0.7
Business consolidation and restructuring payments	(1.7)	(0.4)	(0.7)	—	(2.8)
Equity in losses of subsidiaries	4.9	—	—	(4.9)	—
Equity in (earnings) losses of affiliated companies	—	(0.6)	1.0	—	0.4
Loss of early retirement of debt	4.0	—	—	—	4.0
Working capital changes and other	(20.4)	(2.1)	(2.9)	—	(25.4)
Net cash provided by (used for) operating activities	(9.8)	(7.7)	4.9		(12.6)

Cash flows from investing activities
Capital expenditures	(0.3)	(0.5)	(1.5)	—	(2.3)
Net cash used for investing activities	(0.3)	(0.5)	(1.5)	—	(2.3)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	12.0	—	—	—	12.0
Proceeds from issuance of 9 7/8% senior secured notes, net	123.7	—	—	—	123.7
Proceeds from (repayments of) senior credit facility, net	(106.4)	—	(73.3)	—	(179.7)
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—	—	—	(46.9)
Proceeds from (repayments of) capital leases and other debt, net	—	(1.4)	2.4	—	1.0
Proceeds (repayments) of inter-company debt, net	(157.1)	9.3	147.8	—	—
Proceeds from mandatorily redeemed preferred stock	125.0	—	—	—	125.0
Intercompany distributions received (paid)	73.4	—	(73.4)	—	—
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Activity under stock plans	0.1	—	—	—	0.1
Net cash provided by (used for) financing activities	9.7	7.9	3.5	—	21.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash and cash equivalents	(0.4)	(0.3)	5.6	—	4.9
Cash and cash equivalents at beginning of quarter	(0.2)	1.3	7.1	—	8.2
Cash and cash equivalents at end of quarter	$(0.6)	$1.0	$12.7	$—	$13.1

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(9.5)	$(8.1)	$3.2	$5.2	$(9.2)
Reconciliation to net cash provided by operations:
Depreciation	5.8	3.2	2.8	—	11.8
Amortization	1.0	—	0.3	(0.3)	1.0
Deferred income taxes	0.1	—	0.1	—	0.2
Business consolidation and restructuring expenses	0.5	0.2	—	—	0.7
Business consolidation and restructuring payments	(3.9)	(2.3)	(3.2)	—	(9.4)
Equity in losses of subsidiaries	4.9	—	—	(4.9)	—
Equity in losses of affiliated companies	—	1.1	1.3	—	2.4
Working capital changes and other	(5.8)	(9.5)	6.7	—	(8.6)
Net cash provided by (used for) operating activities	(6.9)	(15.4)	11.2	—	(11.1)

Cash flows from investing activities
Capital expenditures	(0.9)	(0.2)	(0.7)	—	(1.8)
Net cash used for investing activities	(0.9)	(0.2)	(0.7)	—	(1.8)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	14.9	—	(6.7)	—	8.2
Proceeds (repayments) of long-term debt, net	—	(1.8)	(0.1)	—	(1.9)
Proceeds (repayments) of long-term inter-company debt, net	(9.2)	9.3	(0.1)	—	—
Activity under stock plans	0.1	—	—	—	0.1
Net cash provided by (used for) financing activities	5.8	7.5	(6.9)	—	6.4
Effect of exchange rate changes on cash and cash equivalents	—	2.0	(3.4)	—	(1.4)
Net increase (decrease) in cash and cash equivalents	(2.0)	(6.1)	0.2	—	(7.9)
Cash and cash equivalents at beginning of quarter	2.2	7.1	2.3	—	11.6
Cash and cash equivalents at end of quarter	$0.2	$1.0	$2.5	$—	$3.7

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

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

Hexcel Corporation

July 10, 2003	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and Chief Accounting Officer

CERTIFICATIONS

I, David E. Berges, certify that:

1.                  I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Hexcel Corporation;

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
Chairman of the Board of Directors,
President and Chief Executive Officer

I, Stephen C. Forsyth, certify that:

1.                  I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Hexcel Corporation;

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