Form 10-Q
period 2003-06-30
HEXCEL CORP /DE/
filed 2003-08-13
CIK 717605

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
COMMON STOCK	38,651,773

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share data)	June 30, 2003	December 31, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$29.9	$8.2
Accounts receivable, net	146.3	117.3
Inventories, net	126.2	113.6
Prepaid expenses and other assets	14.2	9.2

Total current assets	316.6	248.3
Property, plant and equipment	658.2	642.8
Less accumulated depreciation	(359.6)	(333.4)

Net property, plant and equipment	298.6	309.4
Goodwill, net	75.4	74.4
Investments in affiliated companies	32.0	34.0
Other assets	45.1	42.0

Total assets	$767.7	$708.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$9.0	$621.7
Accounts payable	72.6	54.9
Accrued liabilities	100.0	102.5

Total current liabilities	181.6	779.1
Long-term notes payable and capital lease obligations	517.8	—
Other non-current liabilities	59.8	56.4

Total liabilities	759.2	835.5
Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at June 30, 2003	99.9	—
Stockholders' equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at June 30, 2003 and at December 31, 2002	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized and 39.9 shares issued and outstanding at June 30, 2003, and 100.0 shares of stock authorized and 39.8 shares issued and outstanding at December 31, 2002	0.4	0.4
Additional paid-in capital	309.0	288.2
Accumulated deficit	(379.9)	(381.5)
Accumulated other comprehensive loss	(7.4)	(21.2)

	(77.9)	(114.1)
Less—Treasury stock, at cost, 1.3 shares at June 30, 2003 and at December 31, 2002	(13.5)	(13.3)

Total stockholders' equity (deficit)	(91.4)	(127.4)

Total liabilities and stockholders' equity (deficit)	$767.7	$708.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2003	2002	2003	2002
	Unaudited
Net sales	$234.1	$221.2	$462.7	$443.3
Cost of sales	186.5	176.4	369.1	358.9

Gross margin	47.6	44.8	93.6	84.4
Selling, general and administrative expenses	23.8	22.0	47.6	43.6
Research and technology expenses	4.3	3.2	8.6	7.2
Business consolidation and restructuring expenses	0.7	0.1	1.4	0.8

Operating income	18.8	19.5	36.0	32.8
Interest expense	(13.9)	(15.3)	(27.6)	(32.9)
Other income (expense), net	3.2	9.8	(0.8)	9.8

Income before income taxes	8.1	14.0	7.6	9.7
Provision for income taxes	2.9	3.1	5.2	5.6

Income before equity in losses	5.2	10.9	2.4	4.1
Equity in losses of and write-down of an investment in affiliated companies	(0.4)	(5.6)	(0.8)	(8.0)

Net income (loss)	4.8	5.3	1.6	(3.9)
Deemed preferred dividends and accretion	(3.0)	—	(3.5)	—

Net income (loss) available to common shareholders	$1.8	$5.3	$(1.9)	$(3.9)

Net income (loss) per common share:
Basic	$0.05	$0.14	$(0.05)	$(0.10)
Diluted	$0.05	$0.14	$(0.05)	$(0.10)
Weighted-average common shares outstanding:
Basic	38.6	38.4	38.6	38.4
Diluted	39.3	39.1	38.6	38.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2003	2002
	Unaudited
Cash flows from operating activities
Net income (loss)	$1.6	$(3.9)
Reconciliation to net cash provided by operating activities:
Depreciation	25.4	23.5
Amortization of debt discount and deferred financing costs	1.8	2.0
Deferred income taxes	1.2	(0.1)
Business consolidation and restructuring expenses	1.4	0.8
Business consolidation and restructuring payments	(5.5)	(14.8)
Equity in losses of and write-down of an investment in affiliated companies	0.8	8.0
Working capital changes and other	(16.3)	10.2

Net cash provided by operating activities	10.4	25.7

Cash flows from investing activities
Capital expenditures	(7.0)	(5.2)
Proceeds from sale of assets	3.0	0.9
Dividends from affiliated companies	1.0	0.4
Other	—	(0.5)

Net cash used for investing activities	(3.0)	(4.4)

Cash flows from financing activities
Proceeds from senior secured credit facility, net	8.2	—
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—
Repayments of senior credit facility, net	(179.7)	(26.0)
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—
Repayments of capital lease obligations and other debt, net	(0.4)	(4.4)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—
Issuance costs related to debt and equity offerings	(14.1)	—
Activity under stock plans	0.1	0.1

Net cash provided by (used for) financing activities	15.9	(30.3)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.3
Net increase (decrease) in cash and cash equivalents	21.7	(7.7)
Cash and cash equivalents at beginning of period	8.2	11.6

Cash and cash equivalents at end of period	$29.9	$3.9

Supplemental Data:
Cash interest paid	$25.8	$30.5
Cash taxes paid, net of refunds	$5.6	$(0.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Accounting

        The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries ("Hexcel" or "the Company") in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2003, the results of operations for the quarters and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet of the Company as of December 31, 2002 was derived from the audited 2002 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2003 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 3).

Note 2—Refinancing of Capital Structure

        On March 19, 2003, the Company completed the refinancing of its balance sheet with the issuance of mandatorily redeemable convertible preferred stock for $125.0 million in cash, the issuance of $125.0 million principal amount of 9 7/8% senior secured notes due 2008, and the establishment of a new $115.0 million senior secured credit facility due 2008. The proceeds from the sale of the convertible preferred stock were used to redeem the Company's 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company's then existing senior credit facility. The remaining advances under the then existing senior credit facility, after the application of the equity proceeds, were repaid with proceeds from the issuance of the 9 7/8% senior secured notes due 2008 and modest drawings under the new senior secured credit facility. In connection with the refinancing, the Company incurred a $4.0 million loss on early retirement of debt in the first quarter of 2003 due to the write-off of unamortized deferred financing costs related to the former senior credit facility and the 7% convertible subordinated notes due 2003. The loss on early retirement of debt was included in other income (expense) in the condensed consolidated statement of operations for the six months ended June 30, 2003. Refer to Notes 6 and 7 for further information on the refinancing transactions.

Note 3—Stock-Based Compensation

        The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant. However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods. As of June 30, 2003, the Company had several on-going stock-based compensation plans, including stock options and various forms of restricted stock unit awards.

        The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The effects on net income (loss) and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" ("FAS 123") for the quarters and six months ended June 30, 2003 and 2002 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income (loss):
Net income (loss) available to common shareholders, as reported	$1.8	$5.3	$(1.9)	$(3.9)
Add: Stock-based compensation expense
included in reported net income (loss)	0.2	0.2	0.5	0.4
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.0)	(1.4)	(2.2)	(3.2)

Pro forma net income (loss)	$1.0	$4.1	$(3.6)	$(6.7)
Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.05	$0.14	$(0.05)	$(0.10)
Pro forma	$0.03	$0.11	$(0.09)	$(0.17)
Diluted net income (loss) per common share:
As reported	$0.05	$0.14	$(0.05)	$(0.10)
Pro forma	$0.03	$0.11	$(0.09)	$(0.17)

        No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 12). Stock-based compensation expense was not material to European operations.

        The weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $1.77 and $1.96, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Expected life (in years)	4	5
Interest rate	3.12%	2.78%
Volatility	78.09%	88.6%
Dividend yield	—	—

Note 4—Inventories

(in millions)	6/30/03	12/31/02
Raw materials	$46.7	$40.7
Work in progress	37.7	37.6
Finished goods	41.8	35.3

Total inventories	$126.2	$113.6

Note 5—Business Consolidation and Restructuring Programs

        Business consolidation and restructuring liabilities as of June 30, 2003 and December 31, 2002, and activity of the Company's two remaining programs for the quarter and six months ended June 30, 2003, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	0.6	0.6
Change in estimated expenses	0.3	(0.2)	0.1

Net business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(1.9)	(0.9)	(2.8)

Balance as of March 31, 2003	$6.4	$2.0	$8.4
Current period expenses	—	0.8	0.8
Change in estimated expenses	(0.1)	—	(0.1)

Net business consolidation and restructuring expenses	(0.1)	0.8	0.7
Cash expenditures	(1.8)	(0.9)	(2.7)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.8	$1.9	$6.7

November 2001 Program

        During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market. For the quarter and six months ended June 30, 2003, the Company recognized business consolidation and restructuring expenses of $0.3 million and $0.5 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred. In addition, $0.2 million of additional severance expense was recognized in the first six months of 2003 ($0.3 million additional severance expense in the first quarter and a $0.1 million reversal of severance expense in the second quarter) due to changes in estimate, while accrued liabilities for facility and equipment were reduced by $0.2 million also due to changes in estimate.

        Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Current period expenses	—	0.2	0.2
Change in estimated expenses	0.3	(0.2)	0.1

Net business consolidation and restructuring expenses	0.3	—	0.3
Cash expenditures	(1.9)	(0.5)	(2.4)

Balance as of March 31, 2003	$6.2	$2.0	$8.2
Current period expenses	—	0.3	0.3
Change in estimated expenses	(0.1)	—	(0.1)

Net business consolidation and restructuring expenses	(0.1)	0.3	0.2
Cash expenditures	(1.8)	(0.4)	(2.2)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.6	$1.9	$6.5

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

        For the quarter and six months ended June 30, 2003, the Company recognized $0.5 million and $0.9 million, respectively, of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

        Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$0.2	$—	$0.2
Current period expenses	—	0.4	0.4
Cash expenditures	—	(0.4)	(0.4)

Balance as of March 31, 2003	$0.2	$—	$0.2
Current period expenses	—	0.5	0.5
Cash expenditures	—	(0.5)	(0.5)

Balance as of June 30, 2003	$0.2	$—	$0.2

Note 6—Mandatorily Redeemable Convertible Preferred Stock

        On March 19, 2003, Hexcel received $119.8 million, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock. Hexcel issued 77,875 shares of each series to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. Separately, Hexcel issued 47,125 shares of each series to investment funds controlled by affiliates of The Goldman Sachs Group, Inc., a related party. Upon issuance, the total number of Hexcel's outstanding common shares, including potential shares issuable upon conversion of both of the new series of convertible preferred stock, increased from approximately 38.6 million shares to approximately 88.4 million shares. In addition, on March 18, 2003, the shareholders of the Company approved an increase in the common shares authorized for issuance from 100.0 million shares to 200.0 million shares.

        The series A and the series B convertible preferred stock is mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's discretion. Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price. The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00. Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel's common stockholders.

        Commencing on the third anniversary of the original issuance, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the "accrued value." Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends. Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company's option. The series B preferred stock does not accrue dividends.

        The issuance of the series A and series B convertible preferred stock will result in certain deductions being recognized in the Company's consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed. These deductions are reported under a caption "Deemed preferred dividends and accretion" and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The Company recognized deemed preferred dividends and accretion of $3.0 million and $3.5 million for the quarter and six months ended June 30, 2003, respectively.

        "Deemed preferred dividends and accretion" is composed of four components: accrued dividends, discount, beneficial conversion feature, and deferred issuance costs. The accretion of these components is a non-cash expense at the time of recognition. However, cash may be utilized to pay future dividends and/or for the redemption of the preferred stock. In addition, in each instance, the components are accrued over the life of the convertible preferred stock using the effective interest method.

        The beneficial conversion feature to be accreted over the term of the convertible preferred stock has been estimated at $23.4 million. The beneficial conversion feature is the difference between the proceeds received from the issuance of the series A and series B convertible preferred stock, net of commitment fees, and the deemed fair market value at the closing of the Company's common stock into which the series A and series B convertible preferred stock is convertible. The deemed fair market value of the Company's common stock was calculated based upon the average price of the Company's common stock on March 19, 2003 of $2.93 per share.

Note 7—Notes Payable and Capital Lease Obligations

(In millions)	6/30/03	12/31/02
Senior secured credit facility, due 2008	$8.2	$—
Senior credit facility, due 2005	—	179.7
European credit and overdraft facilities	2.6	0.2
9.875% senior secured notes, due 2008, net of unamortized discount of $1.2 as of June 30, 2003	123.8	—
9.75% senior subordinated notes, due 2009, net of unamortized discount of $1.1 as of June 30, 2003 and $1.2 as of December 31, 2002	338.9	338.8
7.0% convertible subordinated notes, due 2003	—	46.9
7.0% convertible subordinated debentures, due 2011	22.7	22.7

Total notes payable	496.2	588.3
Capital lease obligations	30.6	33.4

Total notes payable and capital lease obligations	$526.8	$621.7

Notes payable and current maturities of long-term liabilities	$9.0	$621.7
Long-term notes payable and capital lease obligations, less current maturities	517.8	—

Total notes payable and capital lease obligations	$526.8	$621.7

Senior Secured Credit Facility, due 2008

        On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility ("Senior Secured Credit Facility") with a new syndicate of lenders led by Fleet Capital Corporation as agent. The credit facility matures on March 31, 2008. In addition to Hexcel Corporation, the borrowers under the credit facility are Hexcel's operating subsidiaries in the U.K., Austria and Germany. The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries. For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves. The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves. Borrowings under the new facility bear interest at a floating rate based on either the agent's defined "prime rate" plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%. The margin over the "prime rate" ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros. The margin in effect for a borrowing at any given time depends on the Company's fixed charge ratio and the currency denomination of such borrowing. The credit facility also requires the payment of customary fees and expenses.

        All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries. In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel's French and U.K. first-tier holding companies and certain foreign intercompany notes. This pledge of foreign stock and these foreign intercompany notes is on an equal basis with a substantially identical pledge of such stock and foreign intercompany notes given to secure the obligations under the senior secured notes. The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower. The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

        Hexcel is required to maintain various financial covenant ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company's fixed charge coverage ratio for any fiscal quarter-end. These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1).

        The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

        At June 30, 2003, the Company had borrowings of $8.2 million under this facility. After taking into account a borrowing base of $78.2 million, less advances, letters of credit outstanding and other adjustments, the Company had undrawn revolver and overdraft availability under the facility of $49.0 million as of June 30, 2003. Additionally, Hexcel is able to issue letters of credit up to $50.0 million under this facility, subject to availability. At June 30, 2003, Hexcel had issued letters of credit totaling $21.3 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. In addition, the Company had a standby letter of credit of $1.0 million outstanding at June 30, 2003, that was separate from this facility.

Senior Secured Notes, due 2008

        Also on March 19, 2003, the Company issued, through a private placement under Rule 144A, $125.0 million of 9 7/8% senior secured notes at a price of 98.952% of face value. Interest on the notes is payable on April 1st and October 1st of each year. The first payment will be made on October 1, 2003. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel's French and U.K. first-tier holding companies. This pledge of foreign stock and the pledge of certain foreign intercompany notes is on an equal basis with a substantially identical pledge of such foreign stock and foreign intercompany notes given to secure the obligations under the Company's new senior secured credit facility, described above. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value or the appraised value of Hexcel's domestic property, plant and equipment pledged to the noteholders.

        The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

        Hexcel has commenced an exchange offer to all noteholders giving them the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission ("SEC") and will not have any restrictions on transfer. In the event that Hexcel cannot affect such exchange, Hexcel will be required to file a shelf registration statement with the SEC to permit the noteholders to resell their notes generally without restriction.

French Factoring Facility

        In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity. Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee. This facility also requires the payment of customary fees and expenses. As of June 30, 2003, the Company did not have any outstanding borrowings under this facility.

Classification of Debt and Capital Lease Obligations

        As of December 31, 2002, the Company had a scheduled debt obligation due August 1, 2003, which, if made, would have caused the Company to violate one or more financial covenants in the Company's then existing debt agreements. The Company also required an amendment of its then existing senior credit facility before the end of the first quarter of 2003 to maintain compliance with the financial covenants under that facility. As the anticipated refinancing of the Company's capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of the aforementioned financial covenants, all debt and capital lease obligations were classified as current at December 31, 2002.

        As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company's ability to meet its scheduled 2003 debt maturities and comply with its debt covenants were resolved. Management believes the Company will comply with the new debt covenants and has adequate liquidity available to finance operations beyond December 31, 2003. With these uncertainties resolved, substantially all of the Company's debt was reclassified to long-term at March 19, 2003 reflecting the new scheduled debt maturities.

Note 8—Other Income (Expense)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Gain on sale of asset	$1.8	$—	$1.8	$—
Gain on expiration of contingent liability	1.4	—	1.4	—
Loss on early retirement of debt	—	—	(4.0)	—
Litigation gain	—	9.8	—	9.8

Other income (expense), net	$3.2	$9.8	$(0.8)	$9.8

        In the second quarter of 2003, the Company sold certain assets of its Structures business segment for $3.0 million in cash. As a result of the transaction, the Company recognized a net gain of $1.8 million.

        Also in the second quarter of 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000. Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003. As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

        In connection with the refinancing of its balance sheet in the first quarter of 2003, the Company incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003. Refer to Notes 2, 6 and 7 for further information on the refinancing transactions.

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

Note 9—Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2003	2002	2003	2002
Basic net income (loss):
Net income (loss)	$4.8	$5.3	$1.6	$(3.9)
Deemed preferred dividends and accretion	(3.0)	—	(3.5)	—

Net income (loss) available to common shareholders	$1.8	$5.3	$(1.9)	$(3.9)
Weighted average common shares outstanding	38.6	38.4	38.6	38.4

Basic net income (loss) per common share:
Net income (loss)	$0.12	$0.14	$0.04	$(0.10)
Deemed preferred dividends and accretion	(0.07)	—	(0.09)	—

Basic net income (loss) per common share	$0.05	$0.14	$(0.05)	$(0.10)

Diluted net income (loss):
Net income (loss)	$4.8	$5.3	$1.6	$(3.9)
Deemed preferred dividends and accretion	(3.0)	—	(3.5)	—

Net income (loss) available to common shareholders	$1.8	$5.3	$(1.9)	$(3.9)
Weighted average common shares outstanding	39.3	39.1	38.6	38.4

Diluted net income (loss) per common share:
Net income (loss)	$0.12	$0.14	$0.04	$(0.10)
Deemed preferred dividends and accretion	(0.07)	—	(0.09)	—

Diluted net income (loss) per common share	$0.05	$0.14	$(0.05)	$(0.10)

        The assumed conversions of the Company's former convertible subordinated notes, due 2003, exchangeable for 3.0 million common shares, and convertible subordinated debentures, due 2011, exchangeable for 0.7 million common shares were excluded from the computations of diluted net income (loss) per common share for all periods, as they were anti-dilutive. In the first quarter of 2003, the remaining $46.9 million principal amount of the convertible subordinated notes, due 2003, were repaid with proceeds from the sale of the mandatorily redeemable convertible preferred stock.

        The assumed conversion of the Company's mandatorily redeemable convertible preferred stock, convertible into 49.8 million common shares, was excluded from the quarter and six months ended

June 30, 2003 computations of diluted net income (loss) per common share, as it was anti-dilutive in both periods.

        Approximately 0.7 million shares underlying outstanding stock options were included the computation of diluted net income per common share in both the quarters ended June 30, 2003 and 2002. The assumed conversions of a remaining 8.6 million shares and 8.0 million shares underlying outstanding stock options and restricted stock units were excluded from the computations of diluted net income per common share for the quarters ended June 30, 2003 and 2002, respectively, as they were anti-dilutive. For the six months ended June 30, 2003 and 2002, the assumed conversion of all 9.3 million and 8.7 million shares underlying outstanding stock options and restricted stock units, respectively, were excluded from the computations of diluted net loss per common share, as they were anti-dilutive.

Note 10—Comprehensive Income

        Comprehensive income represents net income (loss) and other gains and losses affecting shareholders' equity (deficit) that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income for the quarters and six months ended June 30, 2003 and 2002 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Net income (loss) available to common shareholders	$1.8	$5.3	$(1.9)	$(3.9)
Currency translation adjustments	8.7	16.6	12.3	11.6
Net unrealized gains on financial instruments	0.8	7.0	2.3	6.7
Minimum pension liability	(0.5)	—	(0.8)	—

Comprehensive income	$10.8	$28.9	$11.9	$14.4

Note 11—Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $38.6 million at June 30, 2003 and $58.0 million at December 31, 2002. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarters and six months ended June 30, 2003, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges, recognized as a component of "comprehensive income," was a net gain of $1.2 million and $2.7 million, respectively. Over the next twelve months, approximately $3.7 million of gains recorded in "accumulated other comprehensive loss" are expected to be reclassified into earnings as the hedged sales are recorded.

Cross-Currency Interest Rate Swap Agreement

        In April 2003, the Company entered into a five-year cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement. The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The fair value and carrying amount of this swap agreement as of June 30, 2003 was a $1.2 million liability. During the quarter ended June 30, 2003, hedge ineffectiveness was immaterial. A net loss of $0.4 million was recognized as a component of "comprehensive income". Over the next twelve months, no material unrealized losses recorded in "accumulated other comprehensive loss" relating to this agreement are expected to be reclassified into earnings.

Note 12—Taxes

        The Company's tax provision for the quarters and six months ended June 30, 2003 and 2002 was primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate income in future years to utilize the net operating losses in full.

        During the second quarter of 2003, the Company recorded a $0.6 million provision for income taxes in the U.S. for foreign withholding tax expenses on distributions received from its European subsidiaries. As the U.S. operations continue to generate net operating losses, the Company is unable to offset the foreign withholding tax with respective foreign tax credits in the U.S.

        The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarters and six months ended June 30, 2003 and 2002 are as follows:

	Quarter Ended June 30, 2003			Six Months Ended June 30, 2003
	U.S.	Europe	Total	U.S.	Europe	Total
Income (loss) before income taxes	$1.8	$6.3	$8.1	$(5.4)	$13.0	$7.6
Provision for income taxes	0.7	2.2	2.9	0.8	4.4	5.2

Income (loss) before equity in losses	$1.1	$4.1	$5.2	$(6.2)	$8.6	$2.4
	Quarter Ended June 30, 2002			Six Months Ended June 30, 2002
	U.S.	Europe	Total	U.S.	Europe	Total
Income (loss) before income taxes	$4.8	$9.2	$14.0	$(6.4)	$16.1	$9.7
Provision for income taxes	0.1	3.0	3.1	0.2	5.4	5.6

Income (loss) before equity in losses	$4.7	$6.2	$10.9	$(6.6)	$10.7	$4.1

Net Operating Loss Carryforwards

        As of June 30, 2003, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $92.3 million and $7.2 million, respectively. As a result of the Company's issuance of mandatorily redeemable convertible preferred stock (described in Note 6), the Company has experienced an "ownership change" pursuant to IRC Section 382, which will limit the Company's ability to utilize net operating losses created prior to March 19, 2003 against future U.S. taxable income to approximately $5.3 million annually.

Note 13—Investments in Affiliated Companies

        In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. Accordingly, FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their "primary beneficiaries" if the entities do not effectively disperse "equity investment risks" among the parties involved. Variable interest entities that effectively disperse risks are not to be consolidated. However, the following additional disclosures are required for an enterprise that holds a significant interest in a "variable interest entity" but is not the primary beneficiary: (i) the nature of its involvement and when the involvement began, (ii) the nature, purpose, size and activities of the entity, and (iii) the enterprise's maximum exposure to loss as a result of its involvement.

        The Company has considered its equity investments and believes that certain of these investments would be considered "variable interest entities." However, management believes that the Company is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities in its accounts. The Company has made the additional disclosures as follows.

        In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China. Last twelve month revenues for BHA Aero were $5.3 million. In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Last twelve month revenues for Asian Composites were $8.9 million. Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them. At June 30, 2003, Hexcel had an equity investment balance of $2.7 million and an aggregate receivable balance of $2.6 million related to these joint ventures. In addition, the Company has an outstanding letter of credit of $11.1 million supporting a loan to BHA Aero. Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

        As part of an acquisition in 1998, the Company obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan; and a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the United States. Clark-Schwebel Tech-Fab Company was converted into a limited liability company on March 27, 2003 and changed its legal name to TechFab LLC ("TechFab"). Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. In 2001, Hexcel recognized an impairment charge for its remaining equity investment in Interglas, as the entity's net losses were deemed to be other than temporary. In 2002, Hexcel agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options were simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million during the second quarter of 2002. TechFab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications. TechFab has approximately $25 million in annual revenues. At June 30, 2003, Hexcel had an equity investment balance in TechFab of $6.4 million. Hexcel has no other significant exposures to loss with these joint ventures.

        Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. DHL has annual revenues of approximately $10 million. Due to DHL's recognition of net losses in prior years, no equity investment balance remains for DHL at June 30, 2003. However, Hexcel is contingently liable to pay DIC up to $1.5 million with respect to DHL's debt under certain defined circumstances through January 31, 2004, unless renewed. This contingent liability will cease upon DHL's repayment of the underlying loan.

Subsequent Event

        In July 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash. The Company received the cash proceeds on July 14, 2003. The Company expects to continue to work with its former joint venture partner on initiatives in the electronics business.

Note 14—Product Warranty

        The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. Warranty expense for the quarter and six months ended June 30, 2003, and accrued warranty cost, included in "other accrued liabilities" in the consolidated balance sheets at June 30, 2003 and December 31, 2002 was as follows:

(in millions)	Product Warranties
Balance as of December 31, 2002	$4.0
Warranty expense	1.4
Deductions and other	(0.3)

Balance as of March 31, 2003	$5.1
Warranty expense	1.1
Deductions and other	(0.3)

Balance as of June 30, 2003	$5.9

Note 15—Segment Information

        The financial results for Hexcel's business segments are prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions. Hexcel evaluates the performance of its operating segments based on operating income, and generally accounts for intersegment sales based on arm's length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

        Financial information for the Company's segments for the quarter and six month periods ended June 30, 2003 and 2002, is as follows:

(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
Second Quarter 2003
Net sales to external customers	$61.2	$154.2	$18.7	$—	$234.1
Intersegment sales	21.2	4.0	—	—	25.2

Total sales	82.4	158.2	18.7	—	259.3
Operating income (loss)	5.7	20.2	(0.2)	(6.9)	18.8
Depreciation	4.1	8.3	0.5	—	12.9
Business consolidation and restructuring expenses	0.1	0.5	0.1	—	0.7
Capital expenditures	1.4	3.2	0.1	—	4.7

Second Quarter 2002
Net sales to external customers	$58.6	$137.7	$24.9	$—	$221.2
Intersegment sales	18.1	4.9	—	—	23.0

Total sales	76.7	142.6	24.9	—	244.2
Operating income (loss)	6.8	18.6	0.4	(6.3)	19.5
Depreciation	4.0	7.0	0.7	—	11.7
Business consolidation and restructuring expenses	(0.5)	0.5	0.1	—	0.1
Capital expenditures	1.3	2.0	0.1	—	3.4

Six Months Ended June 30, 2003
Net sales to external customers	$119.1	$301.7	$41.9	$—	$462.7
Intersegment sales	44.2	9.3	—	—	53.5

Total sales	163.3	311.0	41.9	—	516.2
Operating income (loss)	9.6	39.0	1.0	(13.6)	36.0
Depreciation	8.4	15.9	1.1	—	25.4
Business consolidation and restructuring expenses	0.2	1.1	0.1	—	1.4
Capital expenditures	2.7	4.2	0.1	—	7.0

Six Months Ended June 30, 2002
Net sales to external customers	$120.6	$269.4	$53.3	$—	$443.3
Intersegment sales	36.3	9.6	—	—	45.9

Total sales	156.9	279.0	53.3	—	489.2
Operating income (loss)	10.4	33.6	1.3	(12.5)	32.8
Depreciation	8.0	14.1	1.4	—	23.5
Business consolidation and restructuring expenses	(0.2)	0.9	0.1	—	0.8
Capital expenditures	1.8	3.3	0.1	—	5.2

Goodwill

        The gross carrying amount and accumulated amortization of goodwill for the Company's segments as of June 30, 2003 and December 31, 2002, are as follows:

	June 30, 2003			December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reinforcements	$70.0	$29.8	$40.2	$69.9	$29.8	$40.1
Composites	33.6	14.5	19.1	31.1	13.4	17.7
Structures	23.5	7.4	16.1	23.5	6.9	16.6

Goodwill	$127.1	$51.7	$75.4	$124.5	$50.1	$74.4

Note 16—Supplemental Guarantor Information

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

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of June 30, 2003

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.9	$1.8	$13.2	$—	$29.9
Accounts receivable, net	39.2	15.7	91.4	—	146.3
Inter-company accounts receivable	95.1	166.4	5.7	(267.2)	—
Inventories, net	38.4	32.7	55.1	—	126.2
Inter-company short-term notes receivable	214.3	—	—	(214.3)	—
Prepaid expenses and other assets	5.5	0.1	8.6	—	14.2

Total current assets	407.4	216.7	174.0	(481.5)	316.6
Net property, plant and equipment	144.8	60.5	93.3	—	298.6
Goodwill, net	21.6	39.0	14.8	—	75.4
Investments in subsidiaries	(446.7)	—	—	446.7	—
Investments in affiliated companies	—	29.3	2.7	—	32.0
Inter-company long-term notes receivable	656.2	—	2.2	(658.4)	—
Other assets	26.7	0.5	48.4	(30.5)	45.1

Total assets	$810.0	$346.0	$335.4	$(723.7)	$767.7

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$6.2	$2.7	$—	$9.0
Accounts payable	14.3	16.6	41.7	—	72.6
Inter-company accounts payable	185.3	55.3	26.6	(267.2)	—
Inter-company short-term notes payable	—	179.6	34.7	(214.3)	—
Accrued liabilities	55.3	9.7	35.0	—	100.0

Total current liabilities	255.0	267.4	140.7	(481.5)	181.6
Long-term notes payable and capital lease obligations	486.6	20.4	10.8	—	517.8
Inter-company long-term notes payable	2.2	468.1	188.1	(658.4)	—
Other non-current liabilities	27.2	7.5	25.1	—	59.8

Total liabilities	771.0	763.4	364.7	(1,139.9)	759.2
Mandatorily redeemable convertible preferred stock	99.9	—	—	—	99.9
Stockholders' equity (deficit)	(60.9)	(417.4)	(29.3)	416.2	(91.4)

Total liabilities and stockholders' equity (deficit)	$810.0	$346.0	$335.4	$(723.7)	$767.7

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of December 31, 2002

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.2)	$1.3	$7.1	$—	$8.2
Accounts receivable, net	34.1	12.4	70.8	—	117.3
Inter-company accounts receivable	79.4	147.0	4.4	(230.8)	—
Inventories, net	40.6	28.6	44.4	—	113.6
Inter-company short-term notes receivable	160.9	—	—	(160.9)	—
Prepaid expenses and other assets	3.5	0.4	5.3	—	9.2

Total current assets	318.3	189.7	132.0	(391.7)	248.3
Net property, plant and equipment	153.6	65.7	90.1	—	309.4
Goodwill, net	22.1	39.0	13.3	—	74.4
Investments in subsidiaries	(366.5)	—	—	366.5	—
Investments in affiliated companies	—	29.2	4.8	—	34.0
Inter-company long-term notes receivable	531.2	—	0.7	(531.9)	—
Other assets	25.1	0.5	45.1	(28.7)	42.0

Total assets	$683.8	$324.1	$286.0	$(585.8)	$708.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$516.5	$29.4	$75.8	$—	$621.7
Accounts payable	13.3	11.8	29.8	—	54.9
Inter-company accounts payable	165.6	39.0	26.2	(230.8)	—
Inter-company short-term notes payable	—	160.9	—	(160.9)	—
Accrued liabilities	60.1	10.1	32.3	—	102.5

Total current liabilities	755.5	251.2	164.1	(391.7)	779.1
Inter-company long-term notes payable	0.7	468.1	63.1	(531.9)	—
Other non-current liabilities	26.2	7.9	22.3	—	56.4

Total liabilities	782.4	727.2	249.5	(923.6)	835.5

Stockholders' equity (deficit)	(98.6)	(403.1)	36.5	337.8	(127.4)

Total liabilities and stockholders' equity (deficit)	$683.8	$324.1	$286.0	$(585.8)	$708.1

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended June 30, 2003

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$85.9	$57.6	$110.6	$(20.0)	$234.1
Cost of sales	69.1	50.6	86.8	(20.0)	186.5

Gross margin	16.8	7.0	23.8	—	47.6
Selling, general and administrative expenses	9.2	3.5	11.5	(0.4)	23.8
Research and technology expenses	1.8	0.3	2.2	—	4.3
Business consolidation and restructuring expenses	0.9	0.1	(0.3)	—	0.7

Operating income	4.9	3.1	10.4	0.4	18.8
Interest income (expense)	0.6	(10.0)	(4.5)	—	(13.9)
Other income	3.2	—	—	—	3.2

Income (loss) before income taxes	8.7	(6.9)	5.9	0.4	8.1
Provision for income taxes	0.7	—	2.2	—	2.9

Income (loss) before equity in earnings	8.0	(6.9)	3.7	0.4	5.2
Equity in losses of subsidiaries	(3.6)	—	—	3.6	—
Equity in earnings (losses) of affiliated companies	—	0.6	(1.0)	—	(0.4)

Net income (loss)	4.4	(6.3)	2.7	4.0	4.8
Deemed preferred dividends and accretion	(3.0)	—	—	—	(3.0)

Net income (loss) available to common shareholders	$1.4	$(6.3)	$2.7	$4.0	$1.8

*****

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended June 30, 2002

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$91.7	$51.3	$98.4	$(20.2)	$221.2
Cost of sales	76.2	43.8	76.6	(20.2)	176.4

Gross margin	15.5	7.5	21.8	—	44.8
Selling, general and administrative expenses	8.6	3.5	10.2	(0.3)	22.0
Research and technology expenses	1.9	0.3	1.0	—	3.2
Business consolidation and restructuring expenses	0.6	(0.5)	—	—	0.1

Operating income	4.4	4.2	10.6	0.3	19.5
Interest expense	(3.8)	(10.1)	(1.4)	—	(15.3)
Other income	9.8	—	—	—	9.8

Income (loss) before income taxes	10.4	(5.9)	9.2	0.3	14.0
Provision for income taxes	0.1	—	3.0	—	3.1

Income (loss) before equity in earnings	10.3	(5.9)	6.2	0.3	10.9
Equity in losses of subsidiaries	(5.3)	—	—	5.3	—
Equity in losses of affiliated companies	—	(4.7)	(0.9)	—	(5.6)

Net income (loss)	$5.0	$(10.6)	$5.3	$5.6	$5.3

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Six Months Ended June 30, 2003

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$177.2	$111.0	$216.8	$(42.3)	$462.7
Cost of sales	142.4	98.5	170.5	(42.3)	369.1

Gross margin	34.8	12.5	46.3	—	93.6
Selling, general and administrative expenses	18.2	7.3	22.9	(0.8)	47.6
Research and technology expenses	3.5	0.6	4.5	—	8.6
Business consolidation and restructuring expenses	1.4	0.2	(0.2)	—	1.4

Operating income	11.7	4.4	19.1	0.8	36.0
Interest expense	(0.8)	(19.9)	(6.9)	—	(27.6)
Other expense, net	(0.8)	—	—	—	(0.8)

Income (loss) before income taxes	10.1	(15.5)	12.2	0.8	7.6
Provision for income taxes	0.8	—	4.4	—	5.2

Income (loss) before equity in earnings	9.3	(15.5)	7.8	0.8	2.4
Equity in losses of subsidiaries	(8.5)	—	—	8.5	—
Equity in earnings (losses) of affiliated companies	—	1.2	(2.0)	—	(0.8)

Net income (loss)	0.8	(14.3)	5.8	9.3	1.6
Deemed preferred dividends and accretion	(3.5)	—	—	—	(3.5)

Net income (loss) available to common shareholders	$(2.7)	$(14.3)	$5.8	$9.3	$(1.9)

*****

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Six Months Ended June 30, 2002

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$185.6	$109.9	$188.8	$(41.0)	$443.3
Cost of sales	155.7	96.2	148.0	(41.0)	358.9

Gross margin	29.9	13.7	40.8	—	84.4
Selling, general and administrative expenses	19.2	5.9	19.1	(0.6)	43.6
Research and technology expenses	3.8	0.6	2.8	—	7.2
Business consolidation and restructuring expenses	1.1	(0.3)	—	—	0.8

Operating income	5.8	7.5	18.9	0.6	32.8
Interest expense	(9.7)	(20.4)	(2.8)	—	(32.9)
Other income	9.8	—	—	—	9.8

Income (loss) before income taxes	5.9	(12.9)	16.1	0.6	9.7
Provision for income taxes	0.2	—	5.4	—	5.6

Income (loss) before equity in earnings	5.7	(12.9)	10.7	0.6	4.1
Equity in losses of subsidiaries	(10.2)	—	—	10.2	—
Equity in losses of affiliated companies	—	(5.8)	(2.2)	—	(8.0)

Net income (loss)	$(4.5)	$(18.7)	$8.5	$10.8	$(3.9)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$0.8	$(14.3)	$5.8	$9.3	$1.6
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	11.0	6.4	8.8	(0.8)	25.4
Amortization of debt discount and deferred financing costs	1.8	—	—	—	1.8
Deferred income taxes	0.3	—	0.9	—	1.2
Business consolidation and restructuring expenses	1.4	0.2	(0.2)	—	1.4
Business consolidation and restructuring payments	(3.1)	(0.7)	(1.7)	—	(5.5)
Equity in losses of subsidiaries	8.5	—	—	(8.5)	—
Equity in (earnings) losses of affiliated companies	—	(1.2)	2.0	—	0.8
Working capital changes and other	0.3	(5.8)	(10.8)	—	(16.3)

Net cash provided by (used for) operating activities	21.0	(15.4)	4.8	--	10.4

Cash flows from investing activities
Capital expenditures	(2.5)	(1.0)	(3.5)	—	(7.0)
Proceeds from the sale of assets	3.0	—	—	—	3.0
Dividends from affiliated companies	—	1.0	—	—	1.0

Net cash provided by (used for) investing activities	0.5	—	(3.5)	—	(3.0)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	0.2	—	8.0	—	8.2
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—	—	—	123.7
Repayments of senior credit facility, net	(106.8)	—	(72.9)	—	(179.7)
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—	—	—	(46.9)
Proceeds from (repayments of) capital leases and other debt, net	(0.1)	(2.8)	2.5	—	(0.4)
Proceeds (repayments) of inter-company debt, net	(166.7)	18.7	148.0	—	—
Proceeds from mandatorily redeemed preferred stock	125.0	—	—	—	125.0
Intercompany distributions received (paid)	79.2	—	(79.2)	—	—
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Activity under stock plans	0.1	—	—	—	0.1

Net cash provided by (used for) financing activities	(6.4)	15.9	6.4	—	15.9

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)

Net increase in cash and cash equivalents	15.1	0.5	6.1	—	21.7
Cash and cash equivalents at beginning of period	(0.2)	1.3	7.1	—	8.2

Cash and cash equivalents at end of period	$14.9	$1.8	$13.2	$—	$29.9

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002

(in millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(4.5)	$(18.7)	$8.5	$10.8	$(3.9)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	11.3	6.4	6.4	(0.6)	23.5
Amortization of debt discount and deferred financing costs	2.0	—	—	—	2.0
Deferred income taxes	0.2	—	(0.3)	—	(0.1)
Business consolidation and restructuring expenses	1.1	(0.3)	—	—	0.8
Business consolidation and restructuring payments	(6.2)	(3.5)	(5.1)	—	(14.8)
Equity in losses of subsidiaries	10.2	—	—	(10.2)	—
Equity in losses of affiliated companies	—	5.8	2.2	—	8.0
Working capital changes and other	10.5	(12.8)	12.5	—	10.2

Net cash provided by (used for) operating activities	24.6	(23.1)	24.2	—	25.7

Cash flows from investing activities
Capital expenditures	(1.7)	(0.6)	(2.9)	—	(5.2)
Proceeds from the sale of assets	—	0.9	—	—	0.9
Dividends from affiliated companies	—	0.4	—	—	0.4
Other	(0.5)	—	—	—	(0.5)

Net cash provided by (used for) investing activities	(2.2)	0.7	(2.9)	—	(4.4)

Cash flows from financing activities
Repayments of senior credit facility, net	(17.9)	—	(8.1)	—	(26.0)
Proceeds from (repayments of) capital leases and other debt, net	(0.1)	(3.1)	(1.2)	—	(4.4)
Proceeds (repayments) of inter-company debt, net	(18.5)	18.7	(0.2)	—	—
Intercompany distributions received (paid)	11.9	—	(11.9)	—	—
Activity under stock plans	0.1	—	—	—	0.1

Net cash provided by (used for) financing activities	(24.5)	15.6	(21.4)	—	(30.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	1.3	—	1.3

Net increase (decrease) in cash and cash equivalents	(2.1)	(6.8)	1.2	—	(7.7)
Cash and cash equivalents at beginning of period	2.2	7.1	2.3	—	11.6

Cash and cash equivalents at end of period	$0.1	$0.3	$3.5	$—	$3.9

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Second Quarter Results

	Quarter Ended June 30,
(In millions, except per share data)	2003	2002
	Unaudited
Net sales	$234.1	$221.2
Gross margin %	20.3%	20.3%
Operating income	$18.8	$19.5
Operating income %	8.0%	8.8%
Other income	$3.2	$9.8
Provision for income taxes	$2.9	$3.1
Equity in losses of and write-down of an investment in affiliated companies	$(0.4)	$(5.6)
Net income	$4.8	$5.3
Deemed preferred dividends and accretion	$(3.0)	$—
Net income available to common shareholders	$1.8	$5.3
Diluted net income per common share	$0.05	$0.14

Results of Operations

        Net Sales:    Net sales of $234.1 million for the second quarter of 2003 were 5.8%, or $12.9 million, higher than the $221.2 million of net sales for the second quarter of 2002, predominantly due to the impact of changes in foreign currency exchange rates. Since the end of the second quarter of 2002, the Euro has strengthened against the U.S. dollar by approximately 20%, increasing the dollar value of sales made in Euros. Had the same U.S. dollar, British pound and Euro exchange rates applied in the second quarter of 2003 as in the second quarter of 2002, net sales for the second quarter of 2003 would have been $12.1 million lower, or $222.0 million, virtually the same as last year.

        The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2003 and 2002, respectively:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
	Unaudited
Second Quarter 2003
Reinforcements	$13.3	$34.4	$—	$13.5	$61.2
Composites	72.3	37.0	44.9	—	154.2
Structures	15.8	—	2.9	—	18.7

Total	$101.4	$71.4	$47.8	$13.5	$234.1
	43%	31%	20%	6%	100%

Second Quarter 2002
Reinforcements	$13.6	$30.5	$—	$14.5	$58.6
Composites	67.9	35.0	34.8	—	137.7
Structures	20.9	—	4.0	—	24.9

Total	$102.4	$65.5	$38.8	$14.5	$221.2
	46%	30%	18%	6%	100%

        Commercial aerospace net sales decreased slightly to $101.4 million for the second quarter of 2003, as compared to net sales of $102.4 million for the second quarter of 2002. After adjusting for favorable exchange rate changes, revenues declined 4.0% year-on-year. This decline was primarily due to lower revenues in the Structures business segment, reflecting the reductions in commercial aircraft build rates at the Boeing Company compared to last year and the continued transition of work to the company's Asian joint ventures. After the sharp downturn in commercial aircraft build rates in the first half of 2002 that effected the Company's revenues from the start of 2002, rates appear to have stabilized over the last four quarters. The recovery in the commercial aerospace market, when it occurs, will be influenced by increases in commercial aircraft order and build rates, along with the mix of aircrafts that are produced. For instance, twin aisle aircrafts use more of Hexcel's products than narrow body aircrafts and newly designed aircrafts use more of Hexcel's products than aircrafts of older generations.

        Industrial net sales of $71.4 million for the second quarter of 2003 increased by 9.0%, or $5.9 million, compared to net sales of $65.5 million for the same quarter of 2002. Reinforcement fabrics used in soft body armor showed double-digit year-on-year growth during the quarter primarily from military applications. In addition, the strength of the Euro increased the value of sales of certain products, such as products used in wind energy, architectural and recreational product applications, when compared to the second quarter of 2002. After discounting the impact of the stronger Euro, net sales to the industrial markets were comparable to the same quarter last year.

        Space and defense net sales continued to display the benefits of increasing military aircraft production with a $9.0 million, or 23.2%, year-over-year increase to $47.8 million for the second quarter of 2003. This increase was lead by revenues associated with tooling for a U.S. helicopter program, as well as the F-22 and the Eurofighter programs. The Company benefits from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs. Sales associated with military aircraft and helicopters continue to trend upwards as the new generation of military aircraft in the United States and Europe ramp up in production. The benefits the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will depend upon the timing and extent of program funding.

        Electronics net sales were $13.5 million in the second quarter of 2003, within the range of what the Company has seen since the downturn in the global electronics industry that began in early 2001. Net sales were down slightly compared to revenues of $14.5 million in the second quarter of 2002.

        Consistent with the experience of prior years, the Company anticipates that its revenues in the third quarter of 2003 will be seasonally lower than those reported in the second quarter of 2003, primarily due to the impact of the European vacation period.

        Gross Margin:    Gross margin for the second quarter of 2003 was $47.6 million, or 20.3% of net sales, compared to gross margin of $44.8 million, or 20.3% of net sales, for the second quarter of 2002. The increase in gross margin reflects higher net sales and the benefits obtained from the Company's cost reduction programs, as operations have adjusted to lower levels of production. These benefits obtained were slightly curtailed by higher depreciation and utility costs. Depreciation for the second quarter of 2003 was $12.9 million compared to $11.7 million in the second quarter of 2002. The increase in depreciation primarily reflects changes in foreign currency exchange rates and accelerated depreciation associated with certain of the Company's restructuring actions.

        Selling, General and Administrative Expenses ("SG&A"):    SG&A expenses were $23.8 million, or 10.2% of net sales, for the second quarter of 2003, compared with $22.0 million, or 9.9% of net sales, for the second quarter of 2002. The increase in SG&A expenses primarily reflected the impact of higher foreign currency exchange rates, as the U.S. dollar had weakened against the British pound and Euro since the end of the second quarter of 2002, along with higher legal fees, insurance rates and pension expense.

        Research and Technology Expenses ("R&T"):    R&T expenses for the second quarter of 2003 were $4.3 million, or 1.8% of net sales, compared with $3.2 million, or 1.4% of net sales, for the second quarter of 2002. The $1.1 million increase was primarily due to changes in foreign currency exchange rates and certain qualification reimbursements received during the second quarter of 2002.

        Operating Income:    Operating income was $18.8 million, or 8.0% of net sales, in the second quarter of 2003, compared with $19.5 million, or 8.8% of net sales, in the second quarter of 2002. The decrease in operating income was driven by higher SG&A, R&T, and business consolidation and restructuring expenses, partially offset by higher gross margins. Business consolidation and restructuring expenses were $0.7 million in the second quarter of 2003 compared to $0.1 million in the second quarter of 2002 and relate primarily to equipment relocation and re-qualification costs that were expensed as incurred.

        Interest Expense:    Interest expense was $13.9 million for the second quarter of 2003, compared to $15.3 million for the second quarter of 2002. The $1.4 million decline was due to lower debt balances, lower interest rates on variable debt, and lower amortization rates for debt financing costs and discounts on debt issuances.

        Other Income:    Other income was $3.2 million and $9.8 million in the second quarter of 2003 and 2002, respectively. In the second quarter of 2003, the Company sold certain assets of its Structures business segment for $3.0 million in cash. As a result of the transaction, the Company recognized a net gain of $1.8 million.

        Also in the second quarter of 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000. Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003. As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

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

        Taxes:    The Company's tax provision of $2.9 million and $3.1 million in the second quarter of 2003 and 2002, respectively, was primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate income in future years to utilize the net operating losses in full. Refer to Note 12 to the accompanying condensed consolidated financial statements.

        Equity in Losses of and Write-down of an Investment in Affiliated Companies:    Equity in losses of affiliated companies for the second quarter of 2003 was $0.4 million, primarily reflecting losses reported by the Structures' joint ventures in China and Malaysia as they continue to ramp up production of aerospace composite structures. This compares with equity in losses of $5.6 million for the second quarter of 2002 that included a $4.0 million write-down of an investment in the Company's Japanese electronic materials joint venture. These losses by affiliates do not affect the Company's cash flows. Refer to Note 13 to the accompanying condensed consolidated financial statements.

        In July 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash. The Company received the cash proceeds on July 14, 2003. The Company expects to continue to work with its former joint venture partner on initiatives in the electronics business.

        Deemed Preferred Dividends and Accretion:    For the second quarter of 2003, the Company recognized deemed preferred dividends and accretion of $3.0 million. Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The accretion of these deductions is a non-cash expense at the time of recognition. There were no deemed preferred dividends and accretion in the second quarter of 2002. Refer to Note 6 to the accompanying condensed consolidated financial statements.

Year-to-Date Results

	Six Months Ended June 30,
(In millions, except per share data)	2003	2002
	Unaudited
Net sales	$462.7	$443.3
Gross margin %	20.2%	19.0%
Operating income	$36.0	$32.8
Operating income %	7.8%	7.4%
Other income (expense), net	$(0.8)	$9.8
Provision for income taxes	$5.2	$5.6
Equity in losses of and write-down of an investment in affiliated companies	$(0.8)	$(8.0)
Net income (loss)	$1.6	$(3.9)
Deemed preferred dividends and accretion	$(3.5)	$—
Net loss available to common shareholders	$(1.9)	$(3.9)
Diluted net loss per common share	$(0.05)	$(0.10)

Significant Transactions

        On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9 7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008. Refer to Notes 6 and 7 to the accompanying condensed consolidated financial statements.

        The proceeds from the sale of the mandatorily redeemable convertible preferred stock were used to redeem $46.9 million principal amount of the Company's 7% convertible subordinated notes, due 2003, and to repay outstanding borrowings under the then existing senior credit facility. The remaining advances under the then existing senior credit facility, after the application of a portion of the equity proceeds, were repaid with the proceeds from the issuance of the Company's new 9 7/8% senior secured notes and new senior secured credit facility.

Results of Operations

        Net Sales:    Net sales for the first half of 2003 were $462.7 million, an increase of 4.4% when compared to the first half of 2002 net sales of $443.3 million, primarily reflecting the impact of changes in foreign currency exchange rates as well as higher sales to the defense market. Had the same U.S. dollar, British pound and Euro exchange rates applied in the first half of 2003 as in first half of 2002, net sales for the first six months of 2003 would have been $23.6 million lower, or $439.1 million.

        The following table summarizes net sales to third-party customers by product group and market segment for the six months ended June 30, 2003 and 2002, respectively:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
	Unaudited
First Half 2003
Reinforcements	$26.8	$64.2	$—	$28.1	$119.1
Composites	146.5	74.0	81.2	—	301.7
Structures	34.0	—	7.9	—	41.9

Total	$207.3	$138.2	$89.1	$28.1	$462.7
	45%	30%	19%	6%	100%

First Half 2002
Reinforcements	$26.0	$63.6	$—	$31.0	$120.6
Composites	134.2	68.9	66.3	—	269.4
Structures	45.6	—	7.7	—	53.3

Total	$205.8	$132.5	$74.0	$31.0	$443.3
	46%	30%	17%	7%	100%

        Commercial aerospace net sales increased slightly to $207.3 million for the first half of 2003 as compared to net sales of $205.8 million for the first half of 2002. After adjusting for favorable exchange rates, net sales to the commercial aerospace market declined primarily due to lower revenues by the Structures business segment reflecting the reductions in commercial aircraft build rates at the Boeing Company compared to last year and the continued transition of work to the Company's Asian joint ventures. Space and defense net sales continued to display the benefits of increasing military aircraft production with a $15.1 million, or 20.4%, year-over-year increase to $89.1 million for the first half of 2003. This increase was lead by revenues associated with tooling for a U.S. helicopter program, as well as the F-22 and the Eurofighter programs.

        Net sales to industrial markets of $138.2 million for the first half of 2003 increased by 4.3%, or $5.7 million, compared to net sales of $132.5 million in the first half of 2002. The strength of the Euro inflated the value of sales of certain products, such as products used in wind energy, architectural and recreational product applications. After discounting for the impact of the stronger Euro, net sales to the industrial market declined approximately 5% from the first half of last year. Revenues to space and defense markets showed solid growth when compared to the first half of 2002 by rising $15.12 million, or 20.4%, to $89.1 million in the first half of 2003, while revenues to the electronics market continue to be within the range of what the Company has seen since the downturn in the global electronics industry that began in early 2001.

        In light of the trends in its markets and the strength of the Euro compared to the U.S. dollar, the Company has revised its guidance for its net sales for the calendar year 2003 from a range of $800 to $850 million to $850 to $900 million.

        Gross Margin:    Gross margin for the first six months of 2003 was $93.6 million, or 20.2% of net sales, compared to gross margin of $84.4 million, or 19.0% of net sales, for the same period in 2002. The $9.2 million year-on-year improvement in gross margin reflects the impact of higher net sales and the benefits obtained from the Company's cost reduction programs, as operations have adjusted to lower levels of production. These benefits obtained were slightly curtailed by higher depreciation and utility costs. Depreciation was $25.4 million and $23.5 million for the six months ended June 30, 2003 and 2002, respectively. The increase in depreciation primarily reflects changes in foreign currency exchange rates and accelerated depreciation associated with certain of the Company's restructuring actions.

        Selling, General and Administrative ("SG&A") Expenses:    SG&A expenses were $47.6 million, or 10.3% of net sales, for the first six months of 2003 compared with $43.6 million, or 9.8% of net sales, for the first six months of 2002. Included in SG&A expenses for the first six months of 2003 were $0.3 million of expenses incurred in connection with the refinancing transactions. The increase in SG&A expenses primarily reflected higher foreign currency exchange rates, as the U.S. dollar had weakened against the British pound and Euro since the end of the second quarter of 2002, along with higher legal fees, insurance rates and pension costs.

        Research and Technology ("R&T") Expenses:    R&T expenses for the first six months of 2003 were $8.6 million, or 1.9% of net sales, compared with $7.2 million, or 1.6% of net sales, for the first six months of 2002. The $1.4 million increase was primarily due to changes in foreign currency exchange rates and reimbursements for certain product qualification costs that the Company received in the second quarter of 2002.

        Operating Income:    Operating income for the first six months of 2003 was $36.0 million, or 7.8% of net sales, compared with operating income of $32.8 million, or 7.4% of net sales, for the same period in 2002. The increase in operating income was driven by higher gross margin, which was primarily offset by higher SG&A, R&T, and business consolidation and restructuring expenses. Business consolidation and restructuring expenses were $1.4 million and $0.8 million in the first six months of 2003 and 2002, respectively, and primarily related to equipment relocation and re-qualification costs that were expensed as incurred.

        Interest Expense:    Interest expense for the first six months of 2003 was $27.6 million compared to $32.9 million for the first six months of 2002. Included in interest expense in the first six months of 2002 were $1.7 million of fees and expenses incurred in connection with obtaining a bank amendment. The remaining $3.6 million decrease in interest expense year-on-year primarily reflects lower Company borrowings and lower interest rates on variable debt.

        Other Income (Expense):    Other income (expense) was a net loss of $0.8 million for the first six months of 2003 and net income of $9.8 million for the same period in 2002. The net loss of $0.8 million included a $4.0 million loss on early retirement of debt offset by a net gain of $1.8 million from the sale of certain assets of its Structures' business segment and a $1.4 million gain attributable to the expiration of a contingent obligation of a prior business sale. The $4.0 million loss on early retirement of debt was incurred in connection with the refinancing transactions executed in the first quarter of 2003, as the Company wrote-off unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003. In 2002, the Company recognized a litigation gain of $9.8 million in connection with a contract dispute that arose out of a previous acquisition.

        Taxes:    The Company's tax provision of $5.2 million and $5.6 million for the first six months of 2003 and 2002, respectively, was primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate income in future years to utilize the net operating losses in full. Refer to Note 12 to the accompanying condensed consolidated financial statements.

        Equity in Losses of and Write-down of an Investment in Affiliated Companies:    Equity in losses of affiliated companies for the six months ended June 30, 2003 was $0.8 million primarily reflecting losses reported by the Structures business segment's joint ventures in China and Malaysia as they continue to ramp up production of aerospace composite structures. Equity in losses and write-down of an investment in affiliated companies was $8.0 million for first six months of 2002 and included a $4.0 million write-down of an investment in the Company's Japanese electronic materials joint venture, and losses associated with the Structures business segment's joint ventures in China and Malaysia.

These losses by affiliates do not affect the Company's cash flows. Refer to Note 13 to the accompanying condensed consolidated financial statements.

        In July 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash. The Company received the cash proceeds on July 14, 2003. The Company expects to continue to work with its former joint venture partner on initiatives in the electronics business.

        Deemed Preferred Dividends and Accretion:    For the first six months of 2003, the Company recognized deemed preferred dividends and accretion of $3.5 million. Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The accretion of these deductions is a non-cash expense at the time of recognition. There were no deemed preferred dividends and accretion in the first six months of 2002. Refer to Note 6 to the accompanying condensed consolidated financial statements.

Business Consolidation and Restructuring Programs

        Business consolidation and restructuring liabilities as of June 30, 2003 and December 31, 2002, and activity of the Company's two remaining programs for the quarter and six months ended June 30, 2003, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	0.6	0.6
Change in estimated expenses	0.3	(0.2)	0.1

Net business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(1.9)	(0.9)	(2.8)
Balance as of March 31, 2003	$6.4	$2.0	$8.4
Current period expenses	—	0.8	0.8
Change in estimated expenses	(0.1)	—	(0.1)

Net business consolidation and restructuring expenses	(0.1)	0.8	0.7
Cash expenditures	(1.8)	(0.9)	(2.7)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.8	$1.9	$6.7

November 2001 Program

        During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market. For the quarter and six months ended June 30, 2003, the Company recognized business consolidation and restructuring expenses of $0.3 million and $0.5 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred. In addition, $0.2 million of additional severance expense was recognized in the first six months of 2003 due to changes in estimate ($0.3 million additional severance expense in the first quarter and a $0.1 reversal of severance expense in the second quarter), while accrued liabilities relating to facility and equipment were reduced by $0.2 million. Cash expenditures for this program were $4.6 million during the first six months of 2003, leaving an accrued liability balance of $6.5 million at June 30, 2003.

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

        For the quarter and six months ended June 30, 2003, the Company recognized $0.5 million and $0.9 million, respectively, of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred. An accrued liability balance for employee severance of $0.2 million relating this program remained at June 30, 2003.

Financial Condition

        Liquidity:    As of June 30, 2003, the Company's total debt, net of cash, was $496.9 million, a decrease of $116.6 million from $613.5 million as of December 31, 2002. The reduction in debt arising from the refinancing transactions in March 2003 was $112.0, net of expenses. Excluding the benefit of the refinancing transactions, total debt, net of cash, decreased by $4.6 million primarily driven by higher operating income.

        As of June 30, 2003, the Company had cash and cash equivalents of $29.9 million and undrawn availability under its new Senior Secured Credit Facility of $49.0 million. Undrawn availability is the net of the borrowing base as of June 30, 2003 of $78.2 million less advances under the facility and letters of credit. In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity. In addition, the Company has available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements. These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

        In July 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture for $23.0 million in cash. The Company received the cash proceeds on July 14, 2003. The Company has subsequently used some of its cash on hand to repay approximately $36.0 million of term debt, including capital lease obligations, which was outstanding as of June 30, 2003.

        Credit Facility:    On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility ("Senior Secured Credit Facility") with a new syndicate of lenders led by Fleet Capital Corporation as agent. The credit facility matures on March 31, 2008. Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel's operating subsidiaries in the U.K., Austria and Germany. The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries. For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves. The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves. Borrowings under the new facility bear interest at a floating rate based on either the agent's defined "prime rate" plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%. The margin over the "prime rate" ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros. The margin in effect for a borrowing at any given time depends on the Company's fixed charge ratio and the currency denomination of such borrowing. The credit facility also provides for the payment of customary fees and expenses.

        Hexcel is required to maintain various financial ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company's fixed charge coverage ratio for any fiscal quarter-end. These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1).

        The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

        Under this facility, Hexcel is able to issue letters of credit up to $50.0 million. At June 30, 2003, Hexcel had issued letters of credit totaling $21.3 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. In addition, the Company had a standby letter of credit of $1.0 million outstanding at June 30, 2003, that was separate from this facility.

        Operating Activities:    Net cash provided by operating activities was $10.4 million in the first six months of 2003 as compared to net cash provided by operating activities of $25.7 million in the first six months of 2002. The year-on-year decrease in cash provided by operating activities was primarily due to higher working capital requirements, such as inventory and receivables, in the first six months of 2003 as net sales stabilized and showed seasonal increases. Partially offsetting the increase in working capital requirements, are the Company's improved net income and lower business consolidation and restructuring payments during the first six months of 2003 as compared to the same period of 2002.

        Investing Activities:    Net cash used for investing activities was $3.0 million in the first six months of 2003 compared with $4.4 million used in the first six months of 2002. Capital expenditure spending in the first six months of 2003 increased $1.8 million to $7.0 million when compared to the same period in 2002. During the first six months of 2003, the Company received $3.0 million from the sale of certain assets of its Structures business segment and $1.0 million in dividends from affiliates. This compares to total net receipts of $0.8 million in the comparable period in 2002. The Company expects that its capital expenditures will be less than $25.0 million in 2003.

        Financing Activities:    Net cash provided by financing activities was $15.9 million in the first six months of 2003 compared to $30.3 million used for financing activities in the first six months of 2002. On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9 7/8% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility. The proceeds from the sale of convertible preferred securities were used to redeem $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company's then existing senior credit facility. The Company repaid the remaining advances under the existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company's new 9 7/8% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility. In connection with the refinancing, the Company paid $14.1 million of issuance costs in the first quarter of 2003. Net borrowings under the senior secured credit facility at June 30, 2003 were $8.2 million, a reduction of $3.8 million during the second quarter of 2003.

        During the first half of 2002, the Company repaid $26.0 million of its senior credit facilities and made additional repayments of long-term debt and capital lease obligations of $4.4 million.

        Financial Obligations and Commitments:    As of June 30, 2003, current maturities of notes payable and capital lease obligations were $9.0 million with no substantial debt repayments due until 2008. Drawings under the European credit and overdraft facilities provided to certain of the Company's European subsidiaries by lenders outside of the Senior Secured Credit Facility totaling $2.6 million at June 30, 2003 are primarily uncommitted facilities that are terminable at the discretion of the lenders. The 7.0% convertible subordinated debentures, due 2011, have an annual mandatory redemption of $1.8 million through a sinking fund. The next sinking fund payment is required prior to August 1, 2004.

        Total letters of credit issued and outstanding were $22.3 million as of June 30, 2003, of which $11.1 million was issued in support of a loan to the Company's BHA Aero Composite Parts Co., Ltd joint venture in China. While the letters of credit issued on behalf of the Company will expire under their terms in 2003 and 2004, most, if not all, will be re-issued.

        Hexcel is contingently liable to pay Dainippon Ink and Chemicals, Inc ("DIC") up to $1.5 million with respect to DIC-Hexcel Limited's ("DHL") bank debt under certain defined circumstances through January 31, 2004, unless renewed. This contingent liability will cease upon DHL's repayment of the underlying loan. DHL, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Japan, produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.

        On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock, which are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's discretion. Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the "accrued value." Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends. Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company's option. The series B preferred stock does not accrue dividends.

        The following table summarizes the maturities of financial obligations and expiration dates of commitments as of June 30, 2003, for the remaining six months of 2003, for the years ended 2004 through 2007 and thereafter:

(In millions)	Six Months 2003	2004	2005	2006	2007	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$—	$8.2	$8.2
European credit and overdraft Facilities	2.6	—	—	—	—	—	2.6
9.875% Senior secured notes	—	—	—	—	—	125.0	125.0
9.75% Senior subordinated notes	—	—	—	—	—	340.0	340.0
7.0% Convertible subordinated debentures	—	1.8	1.8	1.8	1.8	15.5	22.7
Capital leases	3.4	6.6	7.0	10.7	0.3	2.6	30.6

Subtotal	6.0	8.4	8.8	12.5	2.1	491.3	529.1
Operating leases	1.5	2.5	2.6	1.7	0.7	2.0	11.0

Total financial obligations	$7.5	$10.9	$11.4	$14.2	$2.8	$493.3	$540.1

Letters of credit	$9.3	$13.0	$—	$—	$—	$—	$22.3
Other commitments	—	1.5	—	—	—	—	1.5

Total commitments	$9.3	$14.5	$—	$—	$—	$—	$23.8

        The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets. The Company's future performance is subject to certain economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Secured Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. The Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise. Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company's liquidity position, contractual restrictions and other factors.

        For further information regarding the Company's financial resources, obligations and commitments, see Notes 6 and 7 to the accompanying condensed consolidated financial statements and Notes 8, 9 and 16 to the consolidated financial statements of the 2002 Annual Report on Form 10-K/A (Amendment No. 3).

Critical Accounting Policies

        For information regarding the Company's critical accounting policies, refer to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1).

Recently Issued Accounting Standards

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("FAS 133"). FAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company is currently reviewing the provisions of this recently issued accounting standard, but does not anticipate a material impact to its consolidated financial position or results of operations upon adoption.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150").    FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. In addition, FAS 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in a company's statement of operations.

        FAS 150 will be effective in the third quarter of 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. FAS 150 will require Hexcel to reclassify its mandatorily redeemable convertible preferred stock from temporary equity to liabilities and to report its related dividends and accretion as interest expense. The change in accounting principal will not impact the Company's financial covenant calculations, as the covenants were negotiated assuming the possibility of such an accounting change.

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

        Such forward-looking statements include, but are not limited to: (a) trends in commercial aerospace deliveries and build rates (b) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs; (c) expectations regarding growth in sales to industrial and electronics applications; (d) expectations as to the Company's 2003 full year revenues; (e) expectations regarding the Company's equity in the earnings of joint ventures, as well as joint venture investments and loan guarantees; (f) expectations regarding working capital trends and capital expenditures; (g) the availability and sufficiency of the new Senior Secured Credit Facility and other financial resources to fund the Company's worldwide operations in 2003 and beyond; and (h) the impact of various market risks, including fluctuations in the interest rates underlying the Company's variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company's common stock.

        Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace production or delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Additional information regarding these factors is contained in Hexcel's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

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

        The Company attempts to net individual exposures, when feasible, taking advantage of natural offsets. In addition, the Company employs interest rate swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of such financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. The Company does not use financial instruments for trading or speculative purposes.

Interest Rate Risks

        The Company's financial results are affected by interest rate changes on its variable rate debt. In order to partially mitigate interest rate risks, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.

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

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $38.6 million at June 30, 2003 and $58.0 million at December 31, 2002. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarters and six months ended June 30, 2003, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges, recognized as a component of "comprehensive income," was a net gain of $1.2 million and $2.7 million, respectively. Over the next twelve months, approximately $3.7 million of gains recorded in

"accumulated other comprehensive loss" are expected to be reclassified into earnings as the hedged sales are recorded.

        In April 2003, the Company entered into a five-year cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement. The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The fair value and carrying amount of this swap agreement as of June 30, 2003 was a $1.2 million liability. During the quarter ended June 30, 2003, hedge ineffectiveness was immaterial. A net loss of $0.4 million was recognized as a component of "comprehensive income." Over the next twelve months, no material unrealized losses recorded in "accumulated other comprehensive loss" relating to this agreement are expected to be reclassified into earnings.

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

        For further information regarding the Company's market risks, refer to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1).

ITEM 4. Controls and Procedures

        As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on May 22, 2003 (the "Meeting") in Stamford, Connecticut. Stockholders holding shares of Hexcel common stock and Hexcel preferred stock representing, in the aggregate, 86,069,868 votes were present at the Meeting, either in person or by proxy, constituting a quorum. The following matters were submitted to the Company's stockholders for a vote at the Meeting, with the results of the vote indicated:

1)
Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

DIRECTOR	FOR	WITHHELD
Joel S. Beckman	85,935,072	134,796
H. Arthur Bellows, Jr.	85,934,972	134,896
David E. Berges	85,935,072	134,796
Sandra L. Derickson	85,934,537	135,331
James J. Gaffney	85,935,072	134,796
Sanjeev K. Mehra	85,934,845	135,023
Lewis Rubin	85,934,962	134,906
Peter M. Sacerdote	85,934,972	134,896
Robert J. Small	85,935,070	134,798
Martin L. Solomon	85,934,735	135,133
2)
The proposal to ratify PricewaterhouseCoopers LLP as Independent Auditors for the Company for 2003:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 2	85,946,534	46,084	77,250	0

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

  Current Report on Form 8-K dated April 4, 2003, providing a summary of the anticipated accounting relating to the mandatorily redeemable convertible preferred stock issued on March 19, 2003 and a summary of the scheduled maturities of the Company's financial obligations, updated to reflect the Company's recent refinancing, including capital lease obligations, for the years ended December 31, 2003 through December 31, 2007 and in the aggregate thereafter.

  Current Report on Form 8-K dated May 1, 2003, relating to the Company's first quarter 2003 financial results.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEXCEL CORPORATION
August 13, 2003 (Date)	/s/ WILLIAM J. FAZIO William J. Fazio Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

HEXCEL CORPORATION AND SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION
Hexcel Corporation and Subsidiaries Condensed Consolidated Balance Sheets
Hexcel Corporation and Subsidiaries Condensed Consolidated Statements of Operations
Hexcel Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows
Hexcel Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Hexcel Corporation and Subsidiaries Consolidating Balance Sheet As of June 30, 2003
Hexcel Corporation and Subsidiaries Consolidating Balance Sheet As of December 31, 2002
Hexcel Corporation and Subsidiaries Consolidating Statement of Operations For the Quarter Ended June 30, 2003
Hexcel Corporation and Subsidiaries Consolidating Statement of Operations For the Quarter Ended June 30, 2002
Hexcel Corporation and Subsidiaries Consolidating Statement of Operations For the Six Months Ended June 30, 2003
Hexcel Corporation and Subsidiaries Consolidating Statement of Operations For the Six Months Ended June 30, 2002
Hexcel Corporation and Subsidiaries Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2003
Hexcel Corporation and Subsidiaries Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2002
PART II. OTHER INFORMATION
Signature
EXHIBIT INDEX