Form 10-Q
period 2003-09-30
HEXCEL CORP /DE/
filed 2003-11-14
CIK 717605

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2003
COMMON STOCK	38,720,753

HEXCEL CORPORATION AND SUBSIDIARIES
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	• Condensed Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3
	• Condensed Consolidated Statements of Operations—The Quarters and Nine Months Ended September 30, 2003 and 2002	4
	• Condensed Consolidated Statements of Cash Flows—The Nine Months Ended September 30, 2003 and 2002	5
	• Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	43
SIGNATURE		44

PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share data)	September 30, 2003	December 31, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$28.9	$8.2
Accounts receivable, net	132.4	117.3
Inventories, net	121.2	113.6
Prepaid expenses and other assets	13.9	9.2

Total current assets	296.4	248.3
Property, plant and equipment	662.7	642.8
Less accumulated depreciation	(370.8)	(333.4)

Net property, plant and equipment	291.9	309.4
Goodwill	75.5	74.4
Investments in affiliated companies	8.7	34.0
Other assets	43.3	42.0

Total assets	$715.8	$708.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.7	$621.7
Accounts payable	65.7	54.9
Accrued liabilities	96.0	102.5

Total current liabilities	164.4	779.1
Long-term notes payable and capital lease obligations	484.6	—
Other non-current liabilities	59.2	56.4

Total liabilities	708.2	835.5
Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at September 30, 2003	103.0	—
Stockholders' equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at September 30, 2003 and at December 31, 2002	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized and 40.0 shares issued and outstanding at September 30, 2003, and 100.0 shares of stock authorized and 39.8 shares issued and outstanding at December 31, 2002	0.4	0.4
Additional paid-in capital	306.3	288.2
Accumulated deficit	(382.9)	(381.5)
Accumulated other comprehensive loss	(5.7)	(21.2)

	(81.9)	(114.1)
Less—Treasury stock, at cost, 1.3 shares at September 30, 2003 and at December 31, 2002	(13.5)	(13.3)

Total stockholders' equity (deficit)	(95.4)	(127.4)

Total liabilities and stockholders' equity (deficit)	$715.8	$708.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)
	2003	2002	2003	2002
	Unaudited
Net sales	$212.8	$201.0	$675.5	$644.3
Cost of sales	173.2	163.7	542.3	522.6

Gross margin	39.6	37.3	133.2	121.7
Selling, general and administrative expenses	22.9	18.5	70.5	62.1
Research and technology expenses	4.6	3.8	13.2	11.0
Business consolidation and restructuring expenses	1.0	(0.1)	2.4	0.7

Operating income	11.1	15.1	47.1	47.9
Interest expense	13.5	15.5	41.1	48.4
Other (income) expense, net	(0.4)	(0.5)	0.4	(10.3)

Income (loss) before income taxes	(2.0)	0.1	5.6	9.8
Provision for income taxes	0.7	3.2	5.9	8.8

Income (loss) before equity in losses	(2.7)	(3.1)	(0.3)	1.0
Equity in losses of and write-down of an investment in affiliated companies	(0.3)	(0.5)	(1.1)	(8.5)

Net loss	(3.0)	(3.6)	(1.4)	(7.5)
Deemed preferred dividends and accretion	(3.1)	—	(6.6)	—

Net loss available to common shareholders	$(6.1)	$(3.6)	$(8.0)	$(7.5)

Net loss per common share:
Basic	$(0.16)	$(0.09)	$(0.21)	$(0.19)
Diluted	$(0.16)	$(0.09)	$(0.21)	$(0.19)
Weighted-average common shares outstanding:
Basic	38.7	38.4	38.6	38.4
Diluted	38.7	38.4	38.6	38.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)
	2003	2002
	Unaudited
Cash flows from operating activities
Net loss	$(1.4)	$(7.5)
Reconciliation to net cash provided by operating activities:
Depreciation	37.7	35.1
Amortization of debt discount and deferred financing costs	2.6	3.0
Deferred income taxes	(0.5)	0.2
Business consolidation and restructuring expenses	2.4	0.7
Business consolidation and restructuring payments	(7.3)	(19.5)
Equity in losses of and write-down of an investment in affiliated companies	1.1	8.5
Working capital changes and other	(7.4)	14.9

Net cash provided by operating activities	27.2	35.4

Cash flows from investing activities
Capital expenditures	(12.5)	(8.5)
Proceeds from sale of an ownership interest in an affiliated company	23.0	10.0
Proceeds from sale of assets	5.7	1.2
Dividends from affiliated companies	1.0	0.8
Other	—	(0.5)

Net cash provided by investing activities	17.2	3.0

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	7.1	—
Repayments of capital lease obligations and other debt, net	(38.5)	(6.8)
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—
Repayments of senior credit facility, net	(179.7)	(28.6)
Redemption of 7% convertible subordinated notes	(46.9)	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—
Issuance costs related to debt and equity offerings	(14.1)	—
Activity under stock plans	0.2	0.2

Net cash used for financing activities	(23.2)	(35.2)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.4

Net increase in cash and cash equivalents	20.7	4.6
Cash and cash equivalents at beginning of period	8.2	11.6

Cash and cash equivalents at end of period	$28.9	$16.2

Supplemental Data:
Cash interest paid	$44.4	$54.9
Cash taxes paid, net of refunds	$8.3	$3.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Accounting

        The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries ("Hexcel" or "the Company") in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2003, the results of operations for the quarters and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated balance sheet of the Company as of December 31, 2002 was derived from the audited 2002 consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2003 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 3).

Note 2—Refinancing of Capital Structure

        On March 19, 2003, the Company completed the refinancing of its balance sheet with the issuance of mandatorily redeemable convertible preferred stock for $125.0 million in cash, the issuance of $125.0 million principal amount of 9 7/8% senior secured notes due 2008, and the establishment of a new $115.0 million senior secured credit facility due 2008. The proceeds from the sale of the convertible preferred stock were used to redeem the Company's 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company's then existing senior credit facility. The remaining advances under the then existing senior credit facility, after the application of the equity proceeds, were repaid with proceeds from the issuance of the 9 7/8% senior secured notes due 2008 and modest drawings under the new senior secured credit facility. In connection with the refinancing, the Company incurred a $4.0 million loss on early retirement of debt in the first quarter of 2003 due to the write-off of unamortized deferred financing costs related to the former senior credit facility and the 7% convertible subordinated notes due 2003. The loss on early retirement of debt was included in other (income) expense in the condensed consolidated statement of operations for the nine months ended September 30, 2003. Refer to Notes 6 and 7 for further information on the refinancing transactions, and Note 8 for information on the components of other (income) and expense.

Note 3—Stock-Based Compensation

        The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant. However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods. As of September 30, 2003, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

        The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The effects on net loss and net loss per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)
	2003	2002	2003	2002
Net loss:
Net loss available to common shareholders, as reported	$(6.1)	$(3.6)	$(8.0)	$(7.5)
Add: Stock-based compensation expense included in reported net loss	0.2	0.2	0.7	0.6
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.0)	(1.5)	(3.2)	(4.7)

Pro forma net loss	$(6.9)	$(4.9)	$(10.5)	$(11.6)
Net loss per common share:
Basic net loss per common share:
As reported	$(0.16)	$(0.09)	$(0.21)	$(0.19)
Pro forma	$(0.18)	$(0.13)	$(0.27)	$(0.30)
Diluted net loss per common share:
As reported	$(0.16)	$(0.09)	$(0.21)	$(0.19)
Pro forma	$(0.18)	$(0.13)	$(0.27)	$(0.30)

        No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 12). Stock-based compensation expense was not material to European operations.

        The weighted average fair value of stock options granted during the nine months ended September 30, 2003 and 2002 was $1.77 and $1.96, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Expected life (in years)	4	5
Interest rate	3.12%	2.78%
Volatility	78.09%	88.60%
Dividend yield	—	—

Note 4—Inventories

(In millions)	9/30/03	12/31/02
Raw materials	$47.0	$40.7
Work in progress	35.8	37.6
Finished goods	38.4	35.3

Total inventories	$121.2	$113.6

Note 5—Business Consolidation and Restructuring Programs

        Business consolidation and restructuring liabilities as of September 30, 2003 and December 31, 2002, and activity of the Company's two remaining programs for the quarter and nine months ended September 30, 2003, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	1.4	1.4
Change in estimated expenses	0.2	(0.2)	—

Net business consolidation and restructuring expenses	0.2	1.2	1.4
Cash expenditures	(3.7)	(1.8)	(5.5)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.8	$1.9	$6.7
Current period expenses	—	1.1	1.1
Change in estimated expenses	—	(0.1)	(0.1)

Net business consolidation and restructuring expenses	—	1.0	1.0
Cash expenditures	(0.4)	(1.4)	(1.8)

Balance as of September 30, 2003	$4.4	$1.5	$5.9

November 2001 Program

        During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market. For the quarter and nine months ended September 30, 2003, the Company recognized business consolidation and restructuring expenses of $0.8 million and $1.3 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred. In addition, $0.2 million of net additional severance expense was recognized in the first nine months of 2003 due to changes in estimate, while accrued liabilities for facility and equipment were reduced by $0.3 million ($0.1 million during the third quarter of 2003) also due to changes in estimate.

        Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Current period expenses	—	0.5	0.5
Change in estimated expenses	0.2	(0.2)	—

Net business consolidation and restructuring expenses	0.2	0.3	0.5
Cash expenditures	(3.7)	(0.9)	(4.6)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.6	$1.9	$6.5
Current period expenses	—	0.8	0.8
Change in estimated expenses	—	(0.1)	(0.1)

Net business consolidation and restructuring expenses	—	0.7	0.7
Cash expenditures	(0.4)	(1.1)	(1.5)

Balance as of September 30, 2003	$4.2	$1.5	$5.7

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

        For the quarter and nine months ended September 30, 2003, the Company recognized $0.3 million and $1.2 million, respectively, of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

        Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$0.2	$—	$0.2
Current period expenses	—	0.9	0.9
Cash expenditures	—	(0.9)	(0.9)

Balance as of June 30, 2003	$0.2	$—	$0.2
Current period expenses	—	0.3	0.3
Cash expenditures	—	(0.3)	(0.3)

Balance as of September 30, 2003	$0.2	$—	$0.2

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

        The series A and the series B convertible preferred stock are mandatorily redeemable on January 22, 2010 for cash or for common stock at the Company's discretion. Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price. The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00. Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share. The preferred stockholders are entitled to vote on an as converted basis with Hexcel's common stockholders.

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

        The issuance of the series A and series B convertible preferred stock will result in certain deductions being recognized in the Company's consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed. These deductions are reported under a caption "Deemed preferred dividends and accretion" and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The Company recognized deemed preferred dividends and accretion of $3.1 million and $6.6 million for the quarter and nine months ended September 30, 2003, respectively.

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

Note 7—Notes Payable and Capital Lease Obligations

(In millions)	9/30/03	12/31/02
Senior secured credit facility, due 2008	$7.1	$—
Senior credit facility, due 2005	—	179.7
European credit and overdraft facilities	2.4	0.2
9.875% senior secured notes, due 2008, net of unamortized discount of $1.2 as of September 30, 2003	123.8	—
9.75% senior subordinated notes, due 2009, net of unamortized discount of $1.0 as of September 30, 2003 and $1.2 as of December 31, 2002	329.0	338.8
7.0% convertible subordinated notes, due 2003	—	46.9
7.0% convertible subordinated debentures, due 2011	21.0	22.7

Total notes payable	483.3	588.3
Capital lease obligations	4.0	33.4

Total notes payable and capital lease obligations	$487.3	$621.7

Notes payable and current maturities of long-term liabilities	$2.7	$621.7
Long-term notes payable and capital lease obligations, less current maturities	484.6	—

Total notes payable and capital lease obligations	$487.3	$621.7

        During the third quarter of 2003, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases, and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement. The repurchases were made at par and discount to par, respectively, resulting in no material gain or loss recognized in the aggregate from these transactions. In addition, during the quarter, the Company retired a $25.6 million capital lease obligation. The excess of capitalized lease obligation costs and legal fees over the carrying value of the debt in an aggregate amount of $0.9 million was recorded as an acquisition adjustment to the value of the fixed assets formerly under the lease and is being depreciated over the remaining lives of the fixed assets.

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

        All obligations under the credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries. In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel's first-tier French holding company and Hexcel's first-tier and, as of November 12, 2003, second-tier U.K. holding companies, and certain foreign intercompany notes. This pledge of foreign stock and foreign intercompany notes is on an equal basis with a substantially identical pledge of such stock and foreign intercompany notes given to secure the obligations under the senior secured notes. The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower. The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.

        Hexcel is required to maintain various financial covenant ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company's fixed charge coverage ratio for any fiscal quarter-end. These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1). The Company was in compliance with all such financial covenants as of September 30, 2003.

        The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

        At September 30, 2003, the Company had borrowings of $7.1 million under this facility. After taking into account a borrowing base of $78.5 million, less advances, letters of credit outstanding and other adjustments, the Company had undrawn revolver and overdraft availability under the facility of $49.8 million as of September 30, 2003. Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability. At September 30, 2003, Hexcel had issued letters of credit totaling $21.9 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. In addition, the Company had a standby letter of credit of $0.3 million outstanding at September 30, 2003, that was separate from this facility.

Senior Secured Notes, due 2008

        Also on March 19, 2003, the Company issued, through a private placement under Rule 144A, $125.0 million of 9 7/8% senior secured notes at a price of 98.952% of face value. Interest on the notes is payable on April 1st and October 1st of each year. The first payment was made on October 1, 2003. The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel's and its domestic subsidiaries' property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel's domestic subsidiaries. In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel's first-tier French holding company and Hexcel's first-tier and, as of November 12, 2003, second-tier U.K. holding companies. This pledge of foreign stock and the pledge of certain foreign intercompany notes is on an equal basis with a substantially identical pledge of such foreign stock and foreign intercompany notes given to secure the obligations under the Company's new senior secured credit facility, described above. The senior secured notes are also guaranteed by Hexcel's material domestic subsidiaries and, as of November 12, 2003, by Hexcel's first-tier U.K. holding company. Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value or the appraised value of Hexcel's domestic property, plant and equipment pledged to the noteholders.

        The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments and entering into transactions with affiliates.

        During the third quarter of 2003, Hexcel commenced an exchange offer to all noteholders giving them the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes will be registered with the Securities and Exchange Commission ("SEC") and will not have any restrictions on transfer. The exchange offer closed on August 28, 2003, after being accepted by all of the noteholders, completing the public registration of the notes.

French Factoring Facility

        In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity. The facility expires in January 2007. Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee. This facility also requires the payment of customary fees and expenses. As of September 30, 2003, the Company did not have any outstanding borrowings under this facility.

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

Note 8—Other (Income) Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)
	2003	2002	2003	2002
Gains on sales of assets	$(0.4)	$—	$(2.2)	$—
Gain on expiration of contingent liability	—	—	(1.4)	—
(Gain) loss on early retirement of debt	—	(0.5)	4.0	(0.5)
Litigation gain	—	—	—	(9.8)

Other (income) expense, net	$(0.4)	$(0.5)	$0.4	$(10.3)

        In the third quarter of 2003, the Company sold certain real estate assets of its Structures business segment for $2.7 million, net of customary closing costs, and recognized a $0.4 million gain.

        In the second quarter of 2003, the Company sold certain assets of its Structures business segment for $3.0 million in cash. As a result of the transaction, the Company recognized a net gain of $1.8 million. Also in the second quarter of 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000. Pursuant to the original sale agreement, Hexcel had retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003. As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

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

        For the quarter and nine months ended September 30, 2002, the Company recognized a $0.5 gain on the early retirement of the Company's 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement. Also, for the nine months ended September 30, 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules' Composites Products Division in 1996. The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

Note 9—Net Loss Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)
	2003	2002	2003	2002
Basic and diluted net loss:
Net loss	$(3.0)	$(3.6)	$(1.4)	$(7.5)
Deemed preferred dividends and accretion	(3.1)	—	(6.6)	—

Net loss available to common shareholders	$(6.1)	$(3.6)	$(8.0)	$(7.5)
Weighted average common shares outstanding	38.7	38.4	38.6	38.4

Basic and diluted net loss per common share:
Net loss	$(0.08)	$(0.09)	$(0.04)	$(0.19)
Deemed preferred dividends and accretion	(0.08)	—	(0.17)	—

Basic and diluted net loss per common share	$(0.16)	$(0.09)	$(0.21)	$(0.19)

        The assumed conversions of the Company's former convertible subordinated notes, due 2003, exchangeable for 3.0 million common shares, and convertible subordinated debentures, due 2011, exchangeable for 0.7 million common shares were excluded from the computations of diluted net loss per common share for all periods, as they were anti-dilutive. In the first quarter of 2003, the remaining $46.9 million principal amount of the convertible subordinated notes, due 2003, were repaid with proceeds from the sale of the mandatorily redeemable convertible preferred stock.

        The assumed conversion of the Company's mandatorily redeemable convertible preferred stock, convertible into 49.8 million common shares, was excluded from the quarter and nine months ended September 30, 2003 computations of diluted net loss per common share, as it was anti-dilutive in both periods.

        The assumed conversions of all 9.2 million shares and 8.6 million shares underlying outstanding stock options and restricted stock units were excluded from the computations of diluted net loss per common share for the quarters and nine months ended September 30, 2003 and 2002, respectively, as they were anti-dilutive.

Note 10—Comprehensive Income (Loss)

        Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders' equity (deficit) that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) for the quarters and nine months ended September 30, 2003 and 2002 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)
	2003	2002	2003	2002
Net loss available to common shareholders	$(6.1)	$(3.6)	$(8.0)	$(7.5)
Currency translation adjustments	2.2	(0.1)	14.5	6.6
Net unrealized gains (losses) on financial instruments	(0.3)	(0.9)	2.0	10.7
Minimum pension liability	(0.2)	—	(1.0)	—

Comprehensive income (loss)	$(4.4)	$(4.6)	$7.5	$9.8

Note 11—Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $32.0 million at September 30, 2003 and $58.0 million at December 31, 2002. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarter and nine months ended September 30, 2003, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges, recognized as a component of "comprehensive income (loss)," was a net loss of $0.3 million and a net gain of $2.4 million, respectively. Over the next twelve months, approximately $4.0 million of net gains recorded in "accumulated other comprehensive loss" are expected to be reclassified into earnings as the hedged sales are recorded.

        During the fourth quarter of 2003, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for British pound sterling and Euros at fixed rates on specified dates through 2004. The aggregate notional amount and fair value of these contracts is $27.9 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.

Cross-Currency Interest Rate Swap Agreement

        In April 2003, the Company entered into a five-year cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement. The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The fair value and carrying amount of this swap agreement as of September 30, 2003 was a $1.4 million liability. During the quarter and nine months ended September 30, 2003, hedge ineffectiveness was immaterial. A net loss of $0.4 for the nine months ended September 30, 2003 was recognized as a component of "comprehensive income (loss)." Over the next twelve months, $0.3 million of unrealized losses recorded in "accumulated other comprehensive loss" relating to this agreement are expected to be reclassified into earnings.

Interest Rate Swap Agreements

        In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company's senior subordinated notes due 2009 into variable interest rates. The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect. Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by senior subordinated notes. The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes. The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.

Note 12—Taxes

        The Company's tax provision for the quarters and nine months ended September 30, 2003 and 2002 was primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate income in future years to utilize the net operating losses in full.

        During the third quarter and first nine months of 2003, the Company recorded a $0.1 million and $0.7 million provision for income taxes in the U.S. for foreign withholding tax expenses on distributions received from its European subsidiaries, respectively. As the U.S. operations continue to generate net operating losses, the Company is unable to offset the foreign withholding tax with respective foreign tax credits in the U.S.

        The U.S. and European components of income (loss) before income taxes and the provision for income taxes for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

	Quarter Ended September 30, 2003			Nine Months Ended September 30, 2003
(In millions)
	U.S.	Europe	Total	U.S.	Europe	Total
Income (loss) before income taxes	$(2.1)	$0.1	$(2.0)	$(6.7)	$12.3	$5.6
Provision for income taxes	0.3	0.4	0.7	1.1	4.8	5.9

Income (loss) before equity in losses	$(2.4)	$(0.3)	$(2.7)	$(7.8)	$7.5	$(0.3)

	Quarter Ended September 30, 2002			Nine Months Ended September 30, 2002
	U.S.	Europe	Total	U.S.	Europe	Total
Income (loss) before income taxes	$(7.8)	$7.9	$0.1	$(14.2)	$24.0	$9.8
Provision for income taxes	0.1	3.1	3.2	0.3	8.5	8.8

Income (loss) before equity in losses	$(7.9)	$4.8	$(3.1)	$(14.5)	$15.5	$1.0

Net Operating Loss Carryforwards

        As of September 30, 2003, Hexcel had net operating loss carryforwards for U.S. federal and Belgium income tax purposes of approximately $92.3 million and $7.2 million, respectively. As a result of the Company's issuance of mandatorily redeemable convertible preferred stock (described in Note 6), the Company has experienced an "ownership change" pursuant to IRC Section 382, which will limit the Company's ability to utilize net operating losses created prior to March 19, 2003 against future U.S. taxable income to approximately $5.3 million annually.

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

        In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. ("BHA Aero"), to manufacture composite parts for secondary structures and interior applications for commercial aircraft. Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China. Revenues of BHA Aero for the last twelve months ended September 30, 2003 were $7.4 million. In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. ("Asian Composites"), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia. Revenues of Asian Composites for the last twelve months ended September 30, 2003 were $9.1 million. Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them. As of September 30, 2003, Hexcel had an equity investment balance of $1.9 million and an aggregate receivable balance of $2.6 million related to these joint ventures. In addition, each of the equity owners of BHA Aero, including the Company, has an obligation to support a third party loan on a proportionate basis to their equity ownership interest. The Company has met this obligation through an outstanding letter of credit of $11.1 million. Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

        As part of an acquisition in 1998, the Company obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG ("Interglas"), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel"), headquartered in Japan; and a 50% share in Clark-Schwebel Tech-Fab Company, headquartered in the United States. Clark-Schwebel Tech-Fab Company was converted into a limited liability company on March 27, 2003 and changed its legal name to TechFab LLC ("TechFab"). Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. During the third quarter of 2003, Hexcel sold its equity interest in Interglas for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company. No gain or loss was recorded as a result of the sale, as Hexcel recognized a full impairment of the remaining value of its equity interest in Interglas in 2001. In 2002, Hexcel agreed with its Asian Electronics venture partner to restructure its minority interest in Asahi-Schwebel. Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million. The agreement also included, among other matters, a put option in favor of the Company to sell and a call option in favor of the Company's joint venture partner to purchase the Company's remaining ownership interest in the joint venture for $23.0 million. The options were simultaneously effective for a six-month period beginning July 1, 2003. Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million during the second quarter of 2002. During the third quarter of 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash. The Company expects to continue to work with its former joint venture partner on initiatives in the electronics business. TechFab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications. TechFab estimates its revenues to be approximately $25 million in 2003. At September 30, 2003, Hexcel had an equity investment balance in TechFab of $6.8 million. Hexcel has no other significant exposures to loss with these former and existing joint ventures.

        Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited ("DHL"), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. ("DIC"). This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. DHL estimates its revenues for 2003 to be approximately $10 million. Due to DHL's recognition of net losses in prior years, no equity investment balance remains for DHL at September 30, 2003. However, Hexcel is contingently liable to pay DIC up to $1.5 million with respect to DHL's debt under certain defined circumstances through January 31, 2004, unless renewed. This contingent liability will cease upon DHL's repayment of the underlying loan.

Note 14—Product Warranty

        The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. Warranty expense for the quarter and nine months ended September 30, 2003, and accrued warranty cost, included in "other accrued liabilities" in the consolidated balance sheets at September 30, 2003 and December 31, 2002 was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2002	$4.0
Warranty expense	2.5
Deductions and other	(0.6)

Balance as of June 30, 2003	$5.9
Warranty expense	1.0
Deductions and other	(0.9)

Balance as of September 30, 2003	$6.0

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

        Financial information for the Company's segments for the quarter and nine month periods ended September 30, 2003 and 2002, is as follows:

(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
Third Quarter 2003
Net sales to external customers	$53.6	$139.5	$19.7	$—	$212.8
Intersegment sales	19.2	2.3	—	—	21.5

Total sales	72.8	141.8	19.7	—	234.3
Operating income (loss)	2.6	14.0	0.4	(5.9)	11.1
Depreciation	3.6	8.2	0.5	—	12.3
Business consolidation and restructuring expenses	0.8	0.2	—	—	1.0
Capital expenditures	1.7	3.8	—	—	5.5

Third Quarter 2002
Net sales to external customers	$49.5	$128.5	$23.0	$—	$201.0
Intersegment sales	16.6	4.2	—	—	20.8

Total sales	66.1	132.7	23.0	—	221.8
Operating income (loss)	5.1	16.0	(0.8)	(5.2)	15.1
Depreciation	3.7	7.2	0.6	0.1	11.6
Business consolidation and restructuring expenses	(0.5)	0.2	0.2	—	(0.1)
Capital expenditures	0.8	2.4	0.1	—	3.3

Nine Months Ended September 30, 2003
Net sales to external customers	$172.7	$441.2	$61.6	$—	$675.5
Intersegment sales	63.4	11.6	—	—	75.0

Total sales	236.1	452.8	61.6	—	750.5
Operating income (loss)	12.2	53.0	1.4	(19.5)	47.1
Depreciation	12.0	24.1	1.6	—	37.7
Business consolidation and restructuring expenses	1.0	1.3	0.1	—	2.4
Capital expenditures	4.4	8.0	0.1	—	12.5

Nine Months Ended September 30, 2002
Net sales to external customers	$170.1	$397.9	$76.3	$—	$644.3
Intersegment sales	52.9	13.8	—	—	66.7

Total sales	223.0	411.7	76.3	—	711.0
Operating income (loss)	15.5	49.6	0.5	(17.7)	47.9
Depreciation	11.7	21.3	2.0	0.1	35.1
Business consolidation and restructuring expenses	(0.7)	1.1	0.3	—	0.7
Capital expenditures	2.6	5.7	0.2	—	8.5

Goodwill

        The carrying amount of goodwill by segment is as follows:

(In millions)	9/30/03	12/31/02
Reinforcements	$40.2	$40.1
Composites	19.2	17.7
Structures	16.1	16.6

Goodwill	$75.5	$74.4

Note 16—Supplemental Guarantor Information

        Certain subsidiaries of Hexcel have jointly, severally, fully and unconditionally guaranteed the Senior Secured Notes due 2008. Presented below is consolidating information for Hexcel (parent, issuer and primary obligor of the debt), Hexcel Holdings (UK) Limited, Clark-Schwebel Holding Corp., Hexcel Reinforcements Corp. (formerly Clark-Schwebel Corporation), CS Tech-Fab Holding, Inc., Hexcel Pottsville Corporation and Hexcel International (guarantor subsidiaries), and the non-guarantor subsidiaries of Hexcel. Hexcel wholly owns all of the subsidiary guarantors. Hexcel Holdings (UK) Limited and Hexcel International became guarantors as of November 12, 2003. As a result, these entities have been reflected as guarantors in the financial information presented below for all periods.

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$12.2	$11.8	$4.9	$—	$28.9
Accounts receivable, net	35.9	51.7	44.8	—	132.4
Inter-company accounts receivable	104.2	183.9	8.0	(296.1)	—
Inventories, net	36.5	52.9	31.8	—	121.2
Inter-company short-term notes receivable	225.0	—	13.2	(238.2)	—
Prepaid expenses and other assets	4.5	5.7	3.7	—	13.9

Total current assets	418.3	306.0	106.4	(534.3)	296.4
Net property, plant and equipment	139.4	116.4	36.1	—	291.9
Goodwill	21.5	52.0	2.0	—	75.5
Investments in subsidiaries	(454.3)	—	—	454.3	—
Investments in affiliated companies	—	6.8	1.9	—	8.7
Inter-company long-term notes receivable	658.0	7.5	17.4	(682.9)	—
Other assets	26.4	45.7	1.7	(30.5)	43.3

Total assets	$809.3	$534.4	$165.5	$(793.4)	$715.8

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.2	$2.4	$—	$2.7
Accounts payable	12.5	29.4	23.8	—	65.7
Inter-company accounts payable	198.3	76.6	21.2	(296.1)	—
Inter-company short-term notes payable	—	238.2	—	(238.2)	—
Accrued liabilities	50.7	28.4	16.9	—	96.0

Total current liabilities	261.6	372.8	64.3	(534.3)	164.4
Long-term notes payable and capital lease obligations	474.8	9.8	—	—	484.6
Inter-company long-term notes payable	7.4	675.5	—	(682.9)	—
Other non-current liabilities	27.4	26.3	5.5	—	59.2

Total liabilities	771.2	1,084.4	69.8	(1,217.2)	708.2
Mandatorily redeemable convertible preferred stock	103.0	—	—	—	103.0
Stockholders' equity (deficit)	(64.9)	(550.0)	95.7	423.8	(95.4)

Total liabilities and stockholders' equity (deficit)	$809.3	$534.4	$165.5	$(793.4)	$715.8

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.2)	$8.4	$—	$—	$8.2
Accounts receivable, net	34.1	44.7	38.5	—	117.3
Inter-company accounts receivable	78.8	150.3	6.3	(235.4)	—
Inventories, net	40.6	48.1	24.9	—	113.6
Inter-company short-term notes receivable	151.4	—	9.4	(160.8)	—
Prepaid expenses and other assets	3.5	3.8	1.9	—	9.2

Total current assets	308.2	255.3	81.0	(396.2)	248.3
Net property, plant and equipment	153.6	122.4	33.4	—	309.4
Goodwill	22.1	50.5	1.8	—	74.4
Investments in subsidiaries	(366.5)	—	—	366.5	—
Investments in affiliated companies	—	29.3	4.7	—	34.0
Inter-company long-term notes receivable	540.6	0.7	15.7	(557.0)	—
Other assets	25.1	44.3	1.3	(28.7)	42.0

Total assets	$683.1	$502.5	$137.9	$(615.4)	$708.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$516.5	$103.5	$1.7	$—	$621.7
Accounts payable	13.3	26.1	15.5	—	54.9
Inter-company accounts payable	164.8	48.7	21.9	(235.4)	—
Inter-company short-term notes payable	—	160.8	—	(160.8)	—
Accrued liabilities	60.2	31.0	11.3	—	102.5

Total current liabilities	754.8	370.1	50.4	(396.2)	779.1
Inter-company long-term notes payable	0.7	556.3	—	(557.0)	—
Other non-current liabilities	26.2	25.4	4.8	—	56.4

Total liabilities	781.7	951.8	55.2	(953.2)	835.5
Stockholders' equity (deficit)	(98.6)	(449.3)	82.7	337.8	(127.4)

Total liabilities and stockholders' equity (deficit)	$683.1	$502.5	$137.9	$(615.4)	$708.1

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$79.2	$116.8	$53.0	$(36.2)	$212.8
Cost of sales	64.5	102.2	42.7	(36.2)	173.2

Gross margin	14.7	14.6	10.3	—	39.6
Selling, general and administrative expenses	9.1	9.8	4.4	(0.4)	22.9
Research and technology expenses	1.8	2.1	0.7	—	4.6
Business consolidation and restructuring expenses	0.2	—	0.8	—	1.0

Operating income	3.6	2.7	4.4	0.4	11.1
Interest (income) expense	(0.8)	14.3	—	—	13.5
Other income, net	(0.4)	—	—	—	(0.4)

Income (loss) before income taxes	4.8	(11.6)	4.4	0.4	(2.0)
Provision for (benefit from) income taxes	0.3	(1.2)	1.6	—	0.7

Income (loss) before equity in earnings	4.5	(10.4)	2.8	0.4	(2.7)
Equity in losses of subsidiaries	(7.9)	—	—	7.9	—
Equity in earnings (losses) of affiliated companies	—	0.5	(0.8)	—	(0.3)

Net income (loss)	(3.4)	(9.9)	2.0	8.3	(3.0)
Deemed preferred dividends and accretion	(3.1)	—	—	—	(3.1)

Net income (loss) available to common shareholders	$(6.5)	$(9.9)	$2.0	$8.3	$(6.1)

* * * * *

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Quarter Ended September 30, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$81.7	$103.1	$48.0	$(31.8)	$201.0
Cost of sales	70.0	85.5	40.0	(31.8)	163.7

Gross margin	11.7	17.6	8.0	—	37.3
Selling, general and administrative expenses	7.7	8.3	2.9	(0.4)	18.5
Research and technology expenses	1.4	1.9	0.5	—	3.8
Business consolidation and restructuring expenses	0.4	(0.7)	0.2	—	(0.1)

Operating income	2.2	8.1	4.4	0.4	15.1
Interest (income) expense	4.0	11.6	(0.1)	—	15.5
Other income, net	(0.5)	—	—	—	(0.5)

Income (loss) before income taxes	(1.3)	(3.5)	4.5	0.4	0.1
Provision for income taxes	0.2	1.5	1.5	—	3.2

Income (loss) before equity in earnings	(1.5)	(5.0)	3.0	0.4	(3.1)
Equity in losses of subsidiaries	(2.5)	—	—	2.5	—
Equity in earnings (losses) of affiliated companies	—	0.5	(1.0)	—	(0.5)

Net income (loss)	$(4.0)	$(4.5)	$2.0	$2.9	$(3.6)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$256.4	$368.1	$172.8	$(121.8)	$675.5
Cost of sales	206.9	316.7	140.5	(121.8)	542.3
Gross margin	49.5	51.4	32.3	—	133.2
Selling, general and administrative expenses	27.3	30.5	13.9	(1.2)	70.5
Research and technology expenses	5.3	5.8	2.1	—	13.2
Business consolidation and restructuring expenses	1.6	(0.1)	0.9	—	2.4

Operating income	15.3	15.2	15.4	1.2	47.1
Interest (income) expense	—	41.7	(0.6)	—	41.1
Other expense, net	0.4	—	—	—	0.4

Income (loss) before income taxes	14.9	(26.5)	16.0	1.2	5.6
Provision for (benefit from) income taxes	1.1	(1.0)	5.8	—	5.9

Income (loss) before equity in earnings	13.8	(25.5)	10.2	1.2	(0.3)
Equity in losses of subsidiaries	(16.4)	—	—	16.4	—
Equity in earnings (losses) of affiliated companies	—	1.7	(2.8)	—	(1.1)

Net income (loss)	(2.6)	(23.8)	7.4	17.6	(1.4)
Deemed preferred dividends and accretion	(6.6)	—	—	—	(6.6)

Net income (loss) available to common shareholders	$(9.2)	$(23.8)	$7.4	$17.6	$(8.0)

* * * * *

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$267.2	$334.0	$150.1	$(107.1)	$644.3
Cost of sales	225.6	279.2	124.8	(107.1)	522.6

Gross margin	41.6	54.8	25.3	—	121.7
Selling, general and administrative expenses	26.9	25.6	10.6	(1.0)	62.1
Research and technology expenses	5.2	4.2	1.6	—	11.0
Business consolidation and restructuring expenses	1.5	(1.3)	0.5	—	0.7

Operating income	8.0	26.3	12.6	1.0	47.9
Interest (income) expense	13.7	34.9	(0.2)	—	48.4
Other income	(10.3)	—	—	—	(10.3)

Income (loss) before income taxes	4.6	(8.6)	12.8	1.0	9.8
Provision for income taxes	0.4	3.9	4.5	—	8.8

Income (loss) before equity in earnings	4.2	(12.5)	8.3	1.0	1.0
Equity in losses of subsidiaries	(12.7)	—	—	12.7	—
Equity in losses of affiliated companies	—	(5.3)	(3.2)	—	(8.5)

Net income (loss)	$(8.5)	$(17.8)	$5.1	$13.7	$(7.5)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(2.6)	$(23.8)	$7.4	$17.6	$(1.4)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	16.5	17.8	4.6	(1.2)	37.7
Amortization of debt discount and deferred financing costs	2.6	—	—	—	2.6
Deferred income taxes	0.4	(1.0)	0.1	—	(0.5)
Business consolidation and restructuring expenses	1.6	(0.1)	0.9	—	2.4
Business consolidation and restructuring payments	(3.7)	(2.6)	(1.0)	—	(7.3)
Equity in losses of subsidiaries	16.4	—	—	(16.4)	—
Equity in (earnings) losses of affiliated companies	—	(1.7)	2.8	—	1.1
Working capital changes and other	15.4	(27.0)	4.2	—	(7.4)

Net cash provided by (used for) operating activities	46.6	(38.4)	19.0	—	27.2

Cash flows from investing activities
Capital expenditures	(4.4)	(4.4)	(3.7)	—	(12.5)
Proceeds from sale of an interest in an affiliated company	—	23.0	—	—	23.0
Proceeds from the sale of other assets	5.7	—	—	—	5.7
Dividends from affiliated companies	—	1.0	—	—	1.0

Net cash provided by (used for) investing activities	1.3	19.6	(3.7)	—	17.2

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	—	7.1	—	—	7.1
Proceeds from (repayments of) and other debt, net	(11.5)	(29.3)	2.3	—	(38.5)
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—	—	—	123.7
Repayments of senior credit facility, net	(106.8)	(71.3)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes, due 2003	(46.9)	—	—	—	(46.9)
Proceeds (repayments) of inter-company debt, net	(184.3)	174.7	(2.4)	12.0	—
Proceeds from mandatorily redeemed preferred stock	125.0	—	—	—	125.0
Inter-company distributions received (paid)	79.2	(73.4)	(5.8)	—	—
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Activity under stock plans	0.2	—	—	—	0.2

Net cash provided by (used for) financing activities	(35.5)	7.8	(7.5)	12.0	(23.2)

Effect of exchange rate changes on cash and cash equivalents	—	14.4	(2.9)	(12.0)	(0.5)

Net increase (decrease) in cash and cash equivalents	12.4	3.4	4.9	—	20.7
Cash and cash equivalents at beginning of period	(0.2)	8.4	—	—	8.2

Cash and cash equivalents at end of period	$12.2	$11.8	$4.9	$—	$28.9

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(8.5)	$(17.8)	$5.1	$13.7	$(7.5)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	16.8	15.4	3.9	(1.0)	35.1
Amortization of debt discount and deferred financing costs	3.0	—	—	—	3.0
Deferred income taxes	0.4	(0.4)	0.2	—	0.2
Business consolidation and restructuring expenses	1.5	(1.3)	0.5	—	0.7
Business consolidation and restructuring payments	(8.4)	(8.7)	(2.4)	—	(19.5)
Equity in losses of subsidiaries	12.7	—	—	(12.7)	—
Equity in losses of affiliated companies	—	5.3	3.2	—	8.5
Working capital changes and other	24.1	(13.3)	4.1	—	14.9

Net cash provided by (used for) operating activities	41.6	(20.8)	14.6	—	35.4

Cash flows from investing activities
Capital expenditures	(2.9)	(3.2)	(2.4)	—	(8.5)
Proceeds from sale of an interest in an affiliated Company	—	10.0	—	—	10.0
Proceeds from the sale of other assets	—	0.9	0.3	—	1.2
Dividends from affiliated companies	—	0.8	—	—	0.8
Other	(0.5)	—	—	—	(0.5)

Net cash provided by (used for) investing activities	(3.4)	8.5	(2.1)	—	3.0

Cash flows from financing activities
Repayments of capital leases and other debt, net	(1.1)	(5.3)	(0.4)	—	(6.8)
Proceeds from (repayments of) senior credit facility, net	(16.9)	(15.9)	4.2	—	(28.6)
Proceeds (repayments) of inter-company debt, net	(30.5)	44.2	(13.5)	(0.2)	—
Inter-company distributions received (paid)	11.9	(11.9)	—	—	—
Activity under stock plans	0.2	—	—	—	0.2

Net cash provided by (used for) financing activities	(36.4)	11.1	(9.7)	(0.2)	(35.2)

Effect of exchange rate changes on cash and cash equivalents	—	2.4	(1.2)	0.2	1.4

Net increase (decrease) in cash and cash equivalents	1.8	1.2	1.6	—	4.6
Cash and cash equivalents at beginning of period	2.2	10.2	(0.8)	—	11.6

Cash and cash equivalents at end of period	$4.0	$11.4	$0.8	$—	$16.2

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Third Quarter Results

	Quarter Ended September 30,
(In millions, except per share data)
	2003	2002
	Unaudited
Net sales	$212.8	$201.0
Gross margin %	18.6%	18.6%
Operating income	$11.1	$15.1
Operating income %	5.2%	7.5%
Other income, net	$0.4	$0.5
Provision for income taxes	$0.7	$3.2
Equity in losses of affiliated companies	$(0.3)	$(0.5)
Net loss	$(3.0)	$(3.6)
Deemed preferred dividends and accretion	$(3.1)	$—
Net loss available to common shareholders	$(6.1)	$(3.6)
Diluted net loss per common share	$(0.16)	$(0.09)

Results of Operations

        Net Sales:    Net sales of $212.8 million for the third quarter of 2003 were 5.9%, or $11.8 million, higher than the $201.0 million of net sales for the third quarter of 2002, partially due to the impact of changes in foreign currency exchange rates. Since the end of the third quarter of 2002, the Euro and the British pound sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in euros and pounds. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the third quarter of 2003 as in the third quarter of 2002, net sales for the third quarter of 2003 would have been $6.7 million lower at $206.1 million.

        The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2003 and 2002, respectively:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
			Unaudited
Third Quarter 2003
Reinforcements	$11.8	$29.5	$—	$12.3	$53.6
Composites	63.1	34.4	42.0	—	139.5
Structures	16.7	—	3.0	—	19.7

Total	$91.6	$63.9	$45.0	$12.3	$212.8
	43%	30%	21%	6%	100%

Third Quarter 2002
Reinforcements	$11.5	$23.8	$—	$14.2	$49.5
Composites	58.5	37.7	32.3	—	128.5
Structures	19.0	—	4.0	—	23.0

Total	$89.0	$61.5	$36.3	$14.2	$201.0
	44%	31%	18%	7%	100%

        Commercial Aerospace:    Net sales increased 2.9% to $91.6 million for the third quarter of 2003, as compared to net sales of $89.0 million for the third quarter of 2002. After adjusting for a $1.6 million favorable impact on exchange rates, revenues increased $1.0 million, or 1.1%, year-on-year. Net sales of the Composites business segment were up over 7.9%, while the revenues from the Structures business segment declined 12.1% reflecting the reductions in commercial aircraft build rates at The Boeing Company compared to last year and the continued transition of work to the company's Asian joint ventures. The sharp downturn in commercial aircraft build rates, that affected the Company's revenues from the start of 2002, appears to have leveled off. A recovery in the Company's commercial aerospace revenues, when it occurs, will be influenced by increases in commercial aircraft order and build rates, along with the mix of aircraft that are produced. For instance, twin aisle aircraft use more of Hexcel's products than narrow body aircraft and newly designed aircraft use more of Hexcel's products than aircraft of older generations. Revenues for the third quarter of 2003 were 9.7% lower than the second quarter of 2003 reflecting the usual seasonal reduction due to the European summer vacation period.

        Industrial:    Net sales of $63.9 million for the third quarter of 2003 increased by 3.9%, or $2.4 million, compared to net sales of $61.5 million for the same quarter of 2002. Excluding the favorable impact on foreign currency exchange rates of $3.4 million, sales for the quarter to this market declined 1.6% year-on-year. Reinforcement fabrics used in soft body armor showed double-digit year-on-year growth during the quarter primarily from military applications. Sales of composite materials used for recreational applications increased from the third quarter of 2002, while sales of materials used for wind energy applications declined as the delay in extending the U.S. tax credit for renewable energy slowed sales. Revenues from all other products used in other non-aerospace applications, including architectural, automotive and industrial, showed modest declines.

        Space & Defense:    Net sales continued to display the benefits of increasing military aircraft production with an $8.7 million, or 24.0%, year-over-year increase to $45.0 million for the third quarter of 2003. This increase was lead by higher aircraft production as well as non-recurring revenues associated with aircraft in development. On a constant foreign currency basis, revenues for the quarter to this market were up $7.3 million, or 20%, year-on-year. Although sales to this market were 5.9% lower than the second quarter of 2003 reflecting the usual seasonal reduction, the overall trend continues to be higher as the Company benefits from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe. The benefits the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will depend upon the timing and extent of program funding.

        Electronics:    Net sales were $12.3 million in the third quarter of 2003, within the range of what the Company has seen since the downturn in the global electronics industry that began in early 2001. Net sales were down $1.9 million compared to revenues of $14.2 million in the third quarter of 2002.

        Gross Margin:    Gross margin for the third quarter of 2003 was $39.6 million compared with $37.3 million for the same period last year. The increase in gross margin reflects higher net sales and the benefits obtained from the Company's cost reduction programs, as operations have adjusted to lower levels of production. In both periods, gross margin as a percentage of net sales was 18.6%, despite higher depreciation expense in 2003. Depreciation for the third quarter of 2003 was $12.3 million compared to $11.6 million in the third quarter of 2002. The increase in depreciation primarily reflects changes in foreign currency exchange rates and increased depreciation associated with certain of the Company's restructuring actions.

        Selling, General and Administrative Expenses ("SG&A"):    SG&A expenses of $22.9 million for the third quarter of 2003 were $4.4 million higher ($3.6 million on a constant currency basis) than the abnormally low third quarter of 2002. However, SG&A expenses for the quarter were $0.9 million lower than the $23.8 million reported in each of the last three quarters. The year-over-year increase in SG&A expenses reflects the impact of higher foreign currency exchange rates, as the U.S. dollar had weakened against the British pound and Euro since the end of the third quarter of 2002, along with expenses related to matters such as higher professional fees, insurance rates, and pension expenses.

Also, included in SG&A expense for the 2003 third quarter were $0.5 million of incremental expenses related to a work stoppage at the Kent, Washington facility.

        Research and Technology Expenses ("R&T"):    R&T expenses for the third quarter of 2003 were $4.6 million, or 2.2% of net sales, compared with $3.8 million, or 1.9% of net sales, for the third quarter of 2002. The year-over-year quarterly increase in R&T expenses reflects the Company's increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

        Operating Income:    Operating income was $11.1 million, or 5.2% of net sales, in the third quarter of 2003, compared with $15.1 million, or 7.5% of net sales, in the third quarter of 2002. The decrease in operating income was driven by higher SG&A, R&T, and business consolidation and restructuring expenses, partially offset by higher gross margin. Business consolidation and restructuring expenses were $1.0 million in the third quarter of 2003 compared to a net credit of $0.1 million in the third quarter of 2002 and relate primarily to equipment relocation and re-qualification costs that were expensed as incurred.

        Interest Expense:    Interest expense was $13.5 million for the third quarter of 2003, compared to $15.5 million for the third quarter of 2002. The $2.0 million decline in interest expense reflects lower debt balances, lower interest rates on debt, and lower amortization rates for debt financing costs and discounts on debt issuances.

        Other Income:    Other income was $0.4 million and $0.5 million in the third quarter of 2003 and 2002, respectively. In the third quarter of 2003, the Company sold certain real estate assets of its Structures business segment for $2.7 million, net of customary closing costs, recognizing a $0.4 million gain. In the third quarter of 2002, the Company recognized a $0.5 gain on the early retirement of the Company's 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.

        Provision for Income Taxes:    The provisions for income taxes of $0.7 million and $3.2 million in the third quarter of 2003 and 2002, respectively, were primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate sufficient taxable income to utilize the net operating losses in full. Refer to Note 12 to the accompanying condensed consolidated financial statements.

        Equity in Losses of Affiliated Companies:    Equity in losses of affiliated companies for the third quarter of 2003 was $0.3 million, primarily reflecting losses reported by the Structures' joint ventures in China and Malaysia as they continue to ramp up production of aerospace composite structures. This compares with equity in losses of $0.5 million for the third quarter of 2002. These losses by affiliates do not affect the Company's cash flows. Refer to Note 13 to the accompanying condensed consolidated financial statements.

        During the third quarter of 2003, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash; and sold its equity interest in its European reinforcement products joint venture, Interglas, for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company. No gains or losses were recorded as a result of these transactions, as the Company had previously written-down the carrying value of its remaining equity investment in Asahi-Schwebel to its estimated fair market value of $23.0 million in 2002 and had recognized a full impairment of its remaining equity interest in Interglas in 2001.

        Deemed Preferred Dividends and Accretion:    For the third quarter of 2003, the Company recognized deemed preferred dividends and accretion of $3.1 million. Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The accretion of these deductions is a non-cash expense at the time of recognition. There were no deemed preferred dividends and accretion in the third quarter of 2002. Refer to Note 6 to the accompanying condensed consolidated financial statements.

Year-to-Date Results

	Nine Months Ended September 30,
(In millions, except per share data)
	2003	2002
	Unaudited
Net sales	$675.5	$644.3
Gross margin %	19.7%	18.9%
Operating income	$47.1	$47.9
Operating income %	7.0%	7.4%
Other income (expense), net	$(0.4)	$10.3
Provision for income taxes	$5.9	$8.8
Equity in losses of and write-down of an investment in affiliated companies	$(1.1)	$(8.5)
Net loss	$(1.4)	$(7.5)
Deemed preferred dividends and accretion	$(6.6)	$—
Net loss available to common shareholders	$(8.0)	$(7.5)
Diluted net loss per common share	$(0.21)	$(0.19)

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

Results of Operations

        Net Sales:    Net sales for the first nine months of 2003 were $675.5 million, an increase of 4.8% when compared to the first nine months of 2002 net sales of $644.3 million, mainly reflecting the impact of changes in foreign currency exchange rates. Had the same U.S. dollar, British pound and Euro exchange rates applied in the first nine months of 2003 as in first nine months of 2002, net sales for the first nine months of 2003 would have been $30.3 million lower, or $645.2 million.

        The following table summarizes net sales to third-party customers by product group and market segment for the nine months ended September 30, 2003 and 2002, respectively:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
	Unaudited
Nine Months Ended September 30, 2003
Reinforcements	$38.6	$93.7	$—	$40.4	$172.7
Composites	209.6	108.4	123.2	—	441.2
Structures	50.7	—	10.9	—	61.6

Total	$298.9 44%	$202.1 30%	$134.1 20%	$40.4 6%	$675.5 100%

Nine Months Ended September 30, 2002
Reinforcements	$37.5	$87.4	$—	$45.2	$170.1
Composites	192.7	106.6	98.6	—	397.9
Structures	64.6	—	11.7	—	76.3

Total	$294.8 46%	$194.0 30%	$110.3 17%	$45.2 7%	$644.3 100%

        Commercial Aerospace:   Net sales increased slightly to $298.9 million for the first nine months of 2003 as compared to net sales of $294.8 million for the first nine months of 2002. After adjusting for favorable exchange rates, net sales to the commercial aerospace market declined $4.2 million, or 1.4%. Revenues of the Structures business segment declined $13.9 million, or 21.5%, reflecting reductions in commercial aircraft build rates at the Boeing Company compared to last year and the continued transition of work to the Company's Asian joint ventures. Net sales of the Composites business segment increased 5.7%, on a constant currency basis, while sales of reinforcement fabrics showed modest declines year-over-year.

        Industrial:   Net sales of $202.1 million for the first nine months of 2003 increased by 4.2%, or $8.1 million, compared to net sales of $194.0 million in the first nine months of 2002. The strength of the Euro inflated the value of sales of certain products, such as products used in wind energy, architectural and recreational product applications. After discounting for the impact of the stronger Euro, net sales to the industrial market declined approximately 3.7% from the first nine months of last year.

        Space & Defense:   Net sales showed solid growth when compared to the first nine months of 2002 by increasing $23.8 million, or 21.6%, to $134.1 million in the first nine months of 2003. Even on a constant foreign currency basis, net sales in this market were up $18.9 million, or 17.1%, year-on-year. This increase was lead by higher aircraft production as well as non-recurring revenues associated with aircraft in development and tooling. The Company continues to benefit from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe.

        Electronics:   Net sales continue to be within the range of what the Company has seen since the downturn in the global electronics industry that began in early 2001.

        Gross Margin:    Gross margin for the first nine months of 2003 was $133.2 million, or 19.7% of net sales, compared to gross margin of $121.7 million, or 18.9% of net sales, for the same period in 2002. The $11.5 million year-on-year improvement in gross margin reflects the impact of higher net sales and the benefits obtained from the Company's cost reduction programs, as operations have adjusted to lower levels of production. These benefits obtained were offset slightly by higher depreciation and utility costs. Depreciation was $37.7 million and $35.1 million for the nine months ended September 30,

2003 and 2002, respectively. The increase in depreciation primarily reflects changes in foreign currency exchange rates and increased depreciation associated with certain of the Company's restructuring actions.

        Selling, General and Administrative ("SG&A") Expenses:    SG&A expenses were $70.5 million, or 10.4% of net sales, for the first nine months of 2003 compared with $62.1 million, or 9.6% of net sales, for the first nine months of 2002. The increase in SG&A expenses primarily reflected higher foreign currency exchange rates, as the U.S. dollar had weakened against the British pound and Euro since the end of the third quarter of 2002, along with higher professional fees, insurance rates, and pension costs. Also, included in SG&A expenses for the first nine months of 2003 were $0.5 million of incremental expenses related to a work stoppage at the Kent, Washington facility.

        Research and Technology ("R&T") Expenses:    R&T expenses for the first nine months of 2003 were $13.2 million, or 2.0% of net sales, compared with $11.0 million, or 1.7% of net sales, for the first nine months of 2002. The $2.2 million increase was primarily due to changes in foreign currency exchange rates and increased spending in support of new products and new commercial aircraft qualification activities.

        Operating Income:    Operating income for the first nine months of 2003 was $47.1 million, or 7.0% of net sales, compared with operating income of $47.9 million, or 7.4% of net sales, for the same period in 2002. The decline in operating income reflected the impact of higher SG&A, R&T, and business consolidation and restructuring expenses. These expenses more than offset the year-over-year increase in gross margin. Business consolidation and restructuring expenses were $2.4 million and $0.7 million in the first nine months of 2003 and 2002, respectively, and primarily related to equipment relocation and re-qualification costs that were expensed as incurred.

        Interest Expense:    Interest expense for the first nine months of 2003 was $41.1 million compared to $48.4 million for the first nine months of 2002. Included in interest expense in the first nine months of 2002 were $1.7 million of fees and expenses incurred in connection with obtaining a bank amendment. The remaining $5.6 million decrease in interest expense year-on-year primarily reflects lower Company borrowings and lower interest rates.

        Other (Income) Expense:    Other (income) expense was a net loss of $0.4 million for the first nine months of 2003 and net income of $10.3 million for the same period in 2002. The net loss of $0.4 million included a $4.0 million loss on early retirement of debt offset by total net gains of $2.2 million from the sale of certain assets of the Company's Structures business segment and a $1.4 million gain attributable to the expiration of a contingent obligation of a prior business sale. The $4.0 million loss on early retirement of debt was incurred in connection with the refinancing transactions executed in the first quarter of 2003, as the Company wrote-off unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.

        In the first nine months of 2002, the Company's other income of $10.3 million included a litigation gain of $9.8 million recognized in connection with the settlement of a contract dispute that arose out of a previous acquisition and a $0.5 million gain recognized on the early retirement of the a portion of the Company's 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.

        Provision for Income Taxes:    The provisions for income taxes of $5.9 million and $8.8 million for the first nine months of 2003 and 2002, respectively, were primarily for taxes on European income. The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses)

until such time as the U.S. operations generate sufficient taxable income to utilize the net operating losses in full. Refer to Note 12 to the accompanying condensed consolidated financial statements.

        Equity in Losses of and Write-down of an Investment in Affiliated Companies:    Equity in losses of affiliated companies for the nine months ended September 30, 2003 was $1.1 million primarily reflecting losses reported by the Structures business segment's joint ventures in China and Malaysia as they continue to ramp up production of aerospace composite structures. Equity in losses and write-down of an investment in affiliated companies was $8.5 million for first nine months of 2002 and included a $4.0 million write-down of an investment in the Company's Japanese electronic materials joint venture and losses associated with the Structures business segment's joint ventures in China and Malaysia. These losses by affiliates do not affect the Company's cash flows. Refer to Note 13 to the accompanying condensed consolidated financial statements.

        Deemed Preferred Dividends and Accretion:    For the first nine months of 2003, the Company recognized deemed preferred dividends and accretion of $6.6 million. Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The accretion of these deductions is a non-cash expense at the time of recognition. There were no deemed preferred dividends and accretion in the first nine months of 2002. Refer to Note 6 to the accompanying condensed consolidated financial statements.

Business Consolidation and Restructuring Programs

        Business consolidation and restructuring liabilities as of September 30, 2003 and December 31, 2002, and activity of the Company's two remaining programs for the quarter and nine months ended September 30, 2003, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Current period expenses	—	1.4	1.4
Change in estimated expenses	0.2	(0.2)	—

Net business consolidation and restructuring expenses	0.2	1.2	1.4
Cash expenditures	(3.7)	(1.8)	(5.5)
Currency translation adjustments	0.3	—	0.3

Balance as of June 30, 2003	$4.8	$1.9	$6.7
Current period expenses	—	1.1	1.1
Change in estimated expenses	—	(0.1)	(0.1)

Net business consolidation and restructuring expenses	—	1.0	1.0
Cash expenditures	(0.4)	(1.4)	(1.8)

Balance as of September 30, 2003	$4.4	$1.5	$5.9

November 2001 Program

        During the fourth quarter of 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production through 2003 and due to the continued depressed business conditions in the electronics market. For the quarter and nine months ended September 30, 2003, the Company recognized business consolidation and restructuring expenses of $0.8 million and $1.3 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred. In addition,

$0.2 million of net additional severance expense was recognized in the first nine months of 2003 due to changes in estimate, while accrued liabilities for facility and equipment were reduced by $0.3 million ($0.1 million during the third quarter of 2003) also due to changes in estimate. Cash expenditures for this program were $1.5 million during the first nine months of 2003, leaving an accrued liability balance of $5.7 million as of September 30, 2003.

September 1999 Program

        As a result of several substantial business acquisitions, the Company initiated a business consolidation program in September 1999. The primary purpose of the program was to integrate acquired assets and operations into the Company and to close or restructure insufficiently profitable facilities and activities. Due to aerospace industry requirements to "qualify" specific equipment and manufacturing processes for certain products, some business consolidation actions have taken over three years to complete. These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.

        For the quarter and nine months ended September 30, 2003, the Company recognized $0.3 million and $1.2 million, respectively, of business consolidation expenses related to this program for equipment relocation and re-qualification costs that are expensed as incurred. An accrued liability balance for employee severance of $0.2 million relating to this program remained as of September 30, 2003.

Financial Condition

        Liquidity:    As of September 30, 2003, the Company's total debt, net of cash, was $458.4 million, a decrease of $155.1 million from $613.5 million as of December 31, 2002. The reduction in debt arising from the refinancing transactions in March 2003 was $112.0, net of expenses. Excluding the benefit of the refinancing transactions, total debt, net of cash, decreased by $43.1 million as the Company generated cash through operations, and generated cash as a result of the sale of an ownership interest in an affiliated company and the sale of certain assets. In July, the Company exercised its option to sell the remaining interest in its Japanese electronics joint venture for $23.0 million in cash. During the first nine months of 2003, the Company sold certain operating and real estate assets of its Structures business segment generating $5.7 million in cash. The Company used excess cash generated to repay approximately $38.0 million of debt, including capital lease obligations.

        In the third quarter of 2003, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement. The repurchases were made at par and discount to par, respectively, resulting in no material gain or loss recognized in the aggregate from these transactions. In addition, during the quarter, the Company retired a $25.6 million capital lease obligation in the Company's Reinforcement business segment.

        As of September 30, 2003, the Company had cash and cash equivalents of $28.9 million and undrawn availability under its new Senior Secured Credit Facility of $49.8 million. Undrawn availability is the net of the borrowing base as of September 30, 2003 of $78.5 million less advances under the facility and outstanding letters of credit. In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity through January 2007. As of September 30, 2003, the Company did not have any outstanding borrowings under this facility. In addition, the Company has available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements. These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

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

        Hexcel is required to maintain various financial ratios throughout the term of the credit facility. These financial covenants set maximum values for the Company's leverage ratios for any fiscal quarter-end and capital expenditures, and set minimum values for the Company's fixed charge coverage ratio for any fiscal quarter-end. These financial maintenance covenants can be found in the credit agreement, which was filed as an exhibit to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1). The Company was in compliance with all such financial covenants as of September 30, 2003.

        The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. The credit facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.

        Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability. As of September 30, 2003, Hexcel had issued letters of credit totaling $21.9 million, of which $11.1 million supported a loan to the Company's BHA Aero Composite Parts Co., Ltd. joint venture in China. In addition, the Company had a standby letter of credit of $0.3 million outstanding at September 30, 2003 that was separate from this facility.

        Operating Activities:    Net cash provided by operating activities was $27.2 million in the first nine months of 2003 as compared to net cash provided by operating activities of $35.4 million in the first nine months of 2002. The year-on-year decrease in cash provided by operating activities was primarily due to higher working capital requirements, such as inventory and receivables, in the first nine months of 2003 as net sales stabilized and showed seasonal increases. Partially offsetting the increase in working capital requirements, are the Company's improved net loss and lower business consolidation and restructuring payments during the first nine months of 2003 as compared to the same period of 2002.

        Investing Activities:    Net cash provided by investing activities was $17.2 million in the first nine months of 2003 compared with $3.0 million provided in the first nine months of 2002. During the first nine months of 2003, the Company received $23.0 million from the sale of an ownership interest in an affiliated company, $5.7 million from the sale of certain assets of its Structures business segment, and $1.0 million in dividends from affiliates. In the same period of 2002, the Company received $10.0 million from the sale of an ownership interest in an affiliated company, $1.2 million from the sale of certain assets, and $0.8 million in dividends from affiliates. Capital expenditure spending in the first nine months of 2003 increased $4.0 million to $12.5 million when compared to the same period in 2002. The Company expects that its capital expenditures will be less than $25.0 million in 2003.

        Financing Activities:    Net cash used for financing activities was $23.2 million in the first nine months of 2003 compared to $35.2 million used for financing activities in the first nine months of 2002. On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9 7/8% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility. The proceeds from the sale of convertible preferred securities were used to redeem $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company's then existing senior credit facility. The Company repaid the remaining advances under the existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company's new 9 7/8% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility. In connection with the refinancing, the Company paid $14.1 million of issuance costs in the first quarter of 2003. Net borrowings under the senior secured credit facility were $7.1 million at September 30, 2003.

        In addition, during the third quarter of 2003, the Company utilized excess cash to repurchase long-term debt and retire capital lease obligations of $37.3 million. The Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement. In addition, the Company retired a $25.6 million long-term capital lease obligation.

        During the first nine months of 2002, the Company made net repayments under its former senior credit facility of $28.6 million and reduced its capital lease obligations by $26.6 million (including the retirement of $25.6 million in the third quarter).

        Financial Obligations and Commitments:    As of September 30, 2003, current maturities of notes payable and capital lease obligations were $2.7 million with no substantial debt repayments due until 2008. Drawings under the European credit and overdraft facilities provided to certain of the Company's European subsidiaries by lenders outside of the Senior Secured Credit Facility totaling $2.4 million at September 30, 2003 are primarily uncommitted facilities that are terminable at the discretion of the lenders. The 7.0% convertible subordinated debentures, due 2011, have an annual mandatory redemption of $1.7 million through a sinking fund. The next sinking fund payment is required prior to August 1, 2005.

        Total letters of credit issued and outstanding were $22.2 million as of September 30, 2003, of which $11.1 million was issued in support of a loan to the Company's BHA Aero Composite Parts Co., Ltd joint venture in China. While the letters of credit issued on behalf of the Company will expire under their terms in 2003 and 2004, most, if not all, will be re-issued.

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

        The following table summarizes the maturities of financial obligations and expiration dates of commitments as of September 30, 2003, for the remaining three months of 2003, for the years ended 2004 through 2007 and thereafter:

(In millions)	Remaining Three Months of 2003	2004	2005	2006	2007	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$—	$7.1	$7.1
European credit and overdraft Facilities	2.4	—	—	—	—	—	2.4
9.875% Senior secured notes	—	—	—	—	—	125.0	125.0
9.75% Senior subordinated notes	—	—	—	—	—	330.0	330.0
7.0% Convertible subordinated debentures	—	—	1.7	1.7	1.7	15.9	21.0
Capital leases	0.2	0.3	0.3	0.3	0.3	2.6	4.0

Subtotal	2.6	0.3	2.0	2.0	2.0	480.6	489.5
Operating leases	0.7	2.5	2.6	1.7	0.7	2.0	10.2

Total financial obligations	$3.3	$2.8	$4.6	$3.7	$2.7	$482.6	$499.7

Letters of credit	$5.8	$16.4	$—	$—	$—	$—	$22.2
Other commitments	—	1.5	—	—	—	—	1.5

Total commitments	$5.8	$17.9	$—	$—	$—	$—	$23.7

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

Critical Accounting Policies

        For information regarding the Company's critical accounting policies, refer to the Company's 2002 Annual Report on Form 10-K/A (Amendment No. 1).

Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. In addition, FAS 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in a company's statement of operations.

        FAS 150 became effective during the third quarter of 2003. At the effective date, the Company determined that the requirements of FAS 150 do not apply to the Company's outstanding mandatorily redeemable convertible preferred stock. FAS 150, as issued, created an exclusion for mandatorily redeemable preferred stock which is convertible into shares of common stock at the option of the holder at a conversion price that is "not so far out of the money at the option's inception that the likelihood of conversion would be remote." Since, at the issuance date, the holders' conversion price of $3.00 per share approximated the price of the Company's common stock of $2.93 per share, the Company's preferred stock issuance met the requirements for such exclusion from FAS 150. As a result, upon adoption, the Company did not reclassify its mandatorily redeemable preferred stock to a liability, nor was it required to treat its deemed preferred dividends and accretion as interest expense. The accounting for the preferred stock will remain the same as presented in prior periods.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        As a result of its global operating and financing activities, Hexcel is exposed to various market risks that may affect its consolidated results of operations and financial position. These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest the Company must pay on certain debt instruments, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. The Company's primary currency exposures are in Europe, where the Company has significant business activities. To a lesser extent, the Company is also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum and certain chemicals.

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

Interest Rate Risks

        The Company's financial results are affected by interest rate changes on certain of its debt instruments. In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments. In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company's senior subordinated notes due 2009 into variable interest rates. The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect. Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by senior subordinated notes. The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes. The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.

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

        A number of the Company's European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries' functional currencies, being either the Euro or the British pound sterling. To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005. The aggregate notional amount of these contracts was $32.0 million at September 30, 2003 and $58.0 million at December 31, 2002. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company's exposure to fluctuations in currency exchange rates. For the quarters and nine months ended September 30, 2003, hedge ineffectiveness was immaterial and the fair value of the foreign currency cash flow hedges, recognized as a component of "comprehensive income," was a net loss of $0.3 million and a net gain of $2.4 million, respectively. Over the next twelve months, approximately $4.0 million of net gains recorded in "accumulated other comprehensive loss" are expected to be reclassified into earnings as the hedged sales are recorded.

        During the fourth quarter of 2003, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for British pound sterling and Euros at fixed rates on specified dates through 2004. The aggregate notional amount and fair value of these contracts is $27.9 million. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.

        In April 2003, the Company entered into a five-year cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement. The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The fair value and carrying amount of this swap agreement as of September 30, 2003 was a $1.4 million liability. During the quarter ended September 30, 2003, hedge ineffectiveness was immaterial. A net loss of $0.4 million for the nine months ended September 30, 2003, was recognized as a component of "comprehensive income". Over the next twelve months, $0.3 million of unrealized losses recorded in "accumulated other comprehensive loss" relating to this agreement are expected to be reclassified into earnings.

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

(b)   Reports on Form 8-K:

        Current Report on Form 8-K dated July 22, 2003 relating to the Company's second quarter 2003 financial results.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEXCEL CORPORATION
November 14, 2003 (Date)	/s/ WILLIAM J. FAZIO William J. Fazio Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Hexcel Corporation and Subsidiaries Condensed Consolidated Statements of Operations
Hexcel Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows
HEXCEL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX