Form 10-K
period 2003-12-31
HEXCEL CORP /DE/
filed 2004-03-15
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

9 7/8% SENIOR SECURED NOTES DUE 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $75,673,424 based on the reported last sale price of common stock on June 30, 2003, which is the last business day of the registrants most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 9, 2004
COMMON STOCK	38,897,202

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1.  Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel” or “the Company”), is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets.  The Company’s products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards for computers and cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, window blinds, bikes, skis and a wide variety of recreational equipment.

The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in the Peoples Republic of China and Australia.  The Company is also an investor in four joint ventures; one of which manufactures and markets reinforcement products in the United States; one of which manufactures and markets composite materials in Japan; and two of which manufacture composite structures and interiors in Asia.

Narrative Description of Business and Business Segments

Hexcel is a vertically integrated manufacturer of products within a single industry:  Advanced Structural Materials.  Hexcel’s advanced structural materials business is organized around three strategic business segments: Reinforcements, Composites and Structures.

Reinforcements

The Reinforcements business segment manufactures and markets industrial fabrics and other specialty reinforcement products.  The following table identifies the Reinforcements business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USE
REINFORCEMENTS	Industrial Fabrics and Specialty Reinforcements	• Structural materials/components used in aerospace, wind energy, automotive, marine, recreation and other industrial applications
• Raw materials for prepregs and honeycomb
• Soft body armor and other security applications
• Electronic applications, primarily printed wiring board substrates
• Window screens and blinds
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
Nelco
Second Chance Body Armor

The Reinforcements business segment’s net sales to third party customers were $232.8 million in 2003, $217.9 million in 2002, and $245.7 million in 2001, which represented approximately 26%, 26% and 25% of the Company’s net sales, respectively.  In addition, approximately 26%, 24% and 27% of the Company’s total production of reinforcement products was used internally to manufacture composite materials in 2003, 2002, and 2001, respectively.

The Company also has, or had during the three year period ended December 31, 2003, equity ownership interests in three joint ventures in the Reinforcements business segment: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 33.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan – a 50% interest in Nittobo Asahi Glass and 51% interest in Asahi-Schwebel Taiwan; and a 50% share in TechFab LLC (“Tech-Fab”), headquartered in the United States.  Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian electronics and telecommunications industries.  Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.

In 2002, the Company agreed with its partner in Asahi-Schwebel to restructure its minority interest in the joint venture.  Under the terms of this agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million.  The agreement also included, among other matters, a put option effective for a six-month period beginning July 1, 2003 in favor of the Company to sell and a call option in favor of the Company’s joint venture partner to purchase the Company’s remaining ownership interest in the joint venture for $23.0 million.   In July 2003, the Company exercised its option to sell the remaining interest in Asahi-Schwebel for $23.0 million in cash.  No gains or losses were recorded as a result of the sale, as the Company had previously written-down the carrying value of its remaining equity investment in Asahi-Schwebel to its estimated fair market value of $23.0 million in 2002.

Also in 2003, the Company sold its equity interest in its European reinforcement products joint venture, Interglas, for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gains or losses were recorded as a result of this transaction, as the Company had recognized a full impairment of its remaining equity interest in Interglas in 2001.

Composites

The Composites business segment manufactures and markets carbon fibers, prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels, fiber reinforced thermoplastics, sheet moulding compounds, polyurethane systems, gel coats and laminates.

The following table identifies the Composites business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USE
COMPOSITES	Carbon Fibers	• Raw materials for industrial fabrics and prepregs • Filament winding for various space, defense and industrial applications

Prepregs and Other Fiber-Reinforced Matrix Materials

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

Honeycomb, Honeycomb Parts & Composite Panels

•    Composite structures and interiors

•    Semi-finished components used in:

Helicopter blades

Aircraft surfaces (flaps, wing tips, elevators and fairings)

High-speed ferries, truck and train components

Automotive components and impact protection

Carbon Fibers: Carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain reinforcements and composite materials.  Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce various other composite materials.  Key product applications include structural components for commercial and military aircraft, space launch vehicles, wind blade components, and certain other applications such as recreational equipment.

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

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a carbon fiber/epoxy sheet moulding compound that enables small to medium sized composite components to be mass produced.  Hexcel’s HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables large contoured composite structures, such as wind turbine blades, to be manufactured.  Resin Film Infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

Structural Adhesives:  Hexcel designs and markets a comprehensive range of Redux® film and paste adhesives.  These structural adhesives, which bond metal to metal, composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

Honeycomb, Honeycomb Parts and Composite Panels: HexWeb® honeycomb is a unique, lightweight, cellular structure generally composed of nested hexagonal cells.  The product is similar in appearance to a cross-sectional slice of a beehive.  It can also be manufactured in asymmetric cell configurations for more specialized applications.  Honeycomb is primarily used as a lightweight core material and is a highly efficient energy absorber.  When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

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

Aerospace is the largest market for honeycomb products.  Hexcel also sells honeycomb for non-aerospace applications including, automotive parts, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, portable shelters, and other industrial uses.  In addition, the Company produces honeycomb for its Structures business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (OEMs).

Composites

KEY CUSTOMERS	MANUFACTURING FACILITIES
Aero Composites Technologies	Burlington, WA
Alenia	Casa Grande, AZ
Alliant Techsystems	Dagneux, France
BAE Systems	Decatur, AL
Boeing	Duxford, England
Bombardier	Linz, Austria
CFAN	Livermore, CA
Cytec Engineered Materials	Parla, Spain
Durakon Industries	Pottsville, PA
EADS (Airbus)	Salt Lake City, UT
Easton	Welkenraedt, Belgium
Embraer-Empresa
Fiberblade S.A.
GKN
Goodrich
Lockheed Martin
Northrop Grumman
Snecma
United Technologies
Vestas

In January 2004, the Company announced its intention to consolidate the activities of its Livermore, California facility into its other manufacturing facilities, principally into its Salt Lake City, Utah plant.  The Livermore, California facility will continue to operate until the Company has successfully transferred its production from Livermore to its other manufacturing facilities.

The Composites business segment’s net sales to third party customers were $584.8 million in 2003, $532.4 million in 2002 and $638.8 million in 2001, which represented approximately 65%, 62% and 63% of the Company’s net sales, respectively.  Net sales for Composites are highly dependent upon commercial aircraft build rates as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, about 3% of the Company’s total production of composite materials is sold internally to the Reinforcements and Structures business units.

The Company also owns a 45% equity interest in DIC-Hexcel Limited, a joint venture with Dainippon Ink and Chemicals, Inc.  This Composites joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and Dainippon Ink and Chemicals, Inc.

Structures

The Structures business segment manufactures and markets composite structures primarily for use in the aerospace industry.  Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, press laminating, heat forming and other composite manufacturing techniques.  Composite structures include such items as flap track fairings, wing panels and other aircraft components.

The following table identifies the Structures business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USE
STRUCTURES	Composite Structures	• Aircraft structures and finished aircraft components, including: Flap track fairings Wing panels Flight deck panels Door liners

The Structures business segment’s net sales to third party customers were $79.3 million in 2003, $100.5 million in 2002 and $124.9 million in 2001, which represented approximately 9%, 12% and 12% of the Company’s net sales, respectively.  The revenue decline in the Structures business segment reflects Boeing’s build rates and the continued transition of work to its Asian joint ventures.

The Structures business unit has equity investments in two Asian joint ventures.  They consist of BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) and Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”).  In 1999, Hexcel formed BHA Aero with Boeing and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33% equity ownership interest in this joint venture, which is located in Tianjin, China.  Also in 1999, Hexcel formed Asian Composites with Boeing, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Hexcel and Boeing have transferred the manufacture of certain composite components to these joint ventures.  Hexcel purchases the semi-finished composite components from the joint ventures, finishes them and delivers them to Boeing.  During 2003, these Asian joint ventures had combined revenues of $18.8 million.

Structures

KEY CUSTOMERS	MANUFACTURING FACILITY

Boeing Mitsubishi Heavy Industries	Kent, WA Tianjin, China (JV) Alor Setar, Malaysia (JV)

Financial Information About Business Segments and Geographic Areas

Financial information and further discussion of Hexcel’s business segments and geographic areas, including external sales and long-lived assets, are contained throughout the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 23%, 24% and 27% of Hexcel’s 2003, 2002 and 2001 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 23% of sales to Boeing and its subcontractors in 2003, 17% and 6% related to commercial aerospace and space and defense market applications, respectively.  Approximately 19%, 16% and 16% of Hexcel’s 2003, 2002 and 2001 net sales, respectively, were to EADS, including the business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 19% of sales to EADS and its subcontractors in 2003, 16% and 3% related to commercial aerospace and space and defense market applications, respectively.

Markets

Hexcel’s products are sold for a broad range of end uses.  The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2003	2002	2001
Net Sales by Market
Commercial aerospace	43%	46%	53%
Industrial	31	30	25
Space and defense	20	17	14
Electronics	6	7	8
Total	100%	100%	100%
Net Sales by Geography (a)
United States	48%	50%	52%
U.S. exports	7	6	7
International	45	44	41
Total	100%	100%	100%

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

Commercial aerospace activity fluctuates in relation to two principal factors.  First, the number of revenue passenger miles flown by the airlines affects the size of the airline fleets and generally follows the level of overall economic activity.  The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft.  These retrofit rates, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities as well as public concern regarding aircraft age, safety and noise.  These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft, which in turn is influenced by the price of fuel.

Each new generation of commercial aircraft has used increasing quantities of advanced structural materials, replacing traditional metals.  This follows the trend previously seen in military fighter aircraft where advanced structural materials may now exceed 50% of the weight of the airframe.  The most recently launched commercial aircraft programs continue the trend of increasing usage of advanced structural materials.  For instance, Airbus has indicated that the A380 is being built with 22% advanced structural materials by weight.  The first A380 aircraft are already in production with the first flight planned for 2005 and deliveries anticipated to start in 2006.  Hexcel has successfully contracted with its customers to supply a significant amount of the advanced structural materials for the initial production of this aircraft and is completing the qualification of its products.   During 2003, Boeing announced its plan to develop and launch the Boeing 7E7 which it anticipates will have an even greater content of advanced structural materials.  This trend continues to expand the market opportunity for advanced structural materials, and Hexcel and other composite materials manufacturers are developing a wide range of materials to meet the challenges of new commercial aircraft programs.  Of course, the benefit Hexcel ultimately derives from programs such as the 7E7 will depend upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of the Company’s products against similar products offered by the Company’s competitors, and the requirements its customers and their subcontractors award to the Company.

Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing and Airbus declined by 48% from 1992 to 1995.  At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft.  Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 aircraft in 1999.  Although relatively stable in 2000 and 2001, combined aircraft deliveries declined to 684 aircraft in 2002 and further declined to 586 aircraft in 2003.

In light of the tragic events that occurred on September 11, 2001 and the negative impact on the commercial aerospace market, Boeing and Airbus significantly reduced their build rates for 2002 and 2003 from rates previously expected.  Build rates are the number of aircraft the aircraft manufacturer plans to produce.  They may differ from deliveries when the manufacturer is increasing or reducing its inventories of finished aircraft.  This often happens when there are significant increases or reductions in demand for commercial aircraft.  The impact of these changes on Hexcel will be influenced by two factors:  the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production.  The dollar value of Hexcel’s materials varies by aircraft type – twin aisle aircraft use more Hexcel materials and products than narrow body aircraft and newer designed aircraft use more Hexcel materials than older generations.  On average, Hexcel delivers products into the supply chain about four to six months prior to aircraft delivery.  Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  With the impact of the changes in demand for commercial aircraft, the Company’s annual commercial aerospace revenues have declined approximately 28% since 2001.

Set forth below are historical deliveries as announced by Boeing and Airbus:

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Boeing (including McDonnell Douglas)	572	409	312	256	271	375	563	620	491	527	381	281
Airbus	157	138	123	124	126	182	229	294	311	325	303	305
Total	729	547	435	380	397	557	792	914	802	852	684	586

Industrial Markets

Hexcel groups under this market segment its revenues from applications for its products outside the aerospace and electronics markets.  A number of these applications represent emerging opportunities for the Company’s products.  In developing new applications, the Company seeks those opportunities where advanced structural material technology offers significant benefits to the end user, often applications that demand high physical performance.  Within this segment, key applications include soft body armor, wind energy, recreational equipment (i.e. bicycles, snowboards, tennis rackets and hockey sticks), and surface transportation (automobiles, mass transit and high-speed rail, and marine applications).  Hexcel’s participation in these market applications is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology where it offers the greatest customer value.

Space and Defense

The space and defense markets have historically been innovators in the use of, and sources of significant demand for, advanced structural materials.  The aggregate demand by space and defense customers is primarily a function of military aircraft procurement by the United States and certain European governments, that utilize advanced structural materials.  The Company is currently qualified to supply materials to a broad range of military aircraft and helicopter programs.  These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Tiger and NH90 helicopters.  In addition, there are new programs in development such as the Joint Strike Fighter and the A400M military transport that may enter production later in the decade.  The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.  For example, the Department of Defense announced its plan to cancel the RAH-66 Comanche program on February 23, 2004.  Space applications for advanced structural materials include solid rocket booster cases; farings and payload doors for launch vehicles; and buss and solar arrays for military and commercial satellites.  The production of both launch vehicles and satellites has declined in recent years from a peak in the late 1990s.

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

Electronics

The Company is one of the largest Western producers of high-quality, lightweight fiberglass fabric substrates used in the fabrication of printed wiring boards.  These printed wiring boards are integral to most advanced electronic products, including computers, networking equipment, telecommunications equipment, advanced cable television equipment, and automotive equipment.

Starting in the first quarter of 2001, the industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass fabric substrates.  As the downturn continued through 2002 and 2003, competition intensified for the business that remained and pricing pressure increased because of excess production capacity throughout the industry.  Meanwhile, a migration of electronics equipment production from the U.S. to Asia continues to put additional pressure on the Company’s electronics business.  However, the Company’s electronics customers, particularly those serving the high-technology end of the market, are more optimistic going into 2004 than they were this time last year.

Further discussion of Hexcel’s markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

In recent years, Hexcel’s customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance.   While the Company has many multi-year contracts with its major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by the Company and the terms under which the sales will occur, not the specific quantities to be procured.  The Company’s electronic and industrial customers have always desired to order their requirements on as short a lead-time as possible.  The Company has recognized that over the last few years the twelve-month order backlog is no longer a meaningful trend indicator and, as a result, ceased monitoring it in the management of the business.

Raw Materials and Production Activities

Due to the vertically integrated nature of Hexcel’s operations, the Company produces several materials used in the manufacture of certain industrial fabrics, composite materials and composites structures, as well as the polyacrylonitrile (“PAN”) precursor material used in the manufacture of carbon fibers.  Although the Company purchases most of the raw materials used in production from third parties, it consumes internally approximately 50% and 25% of its carbon fiber and industrial fabric production, respectively.  Several key materials are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply.  The unavailability of these materials, which the Company does not currently anticipate, could have a material adverse effect on the Company’s consolidated results of operations.

Hexcel’s production activities are generally based on a combination of “make-to-order” and “make-to-forecast” production requirements.  The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.

Research and Technology; Patents and Know-How

Hexcel’s Research and Technology (“R&T”) departments support the Company’s businesses worldwide.  Through R&T activities, the Company maintains expertise in chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to the Company’s worldwide business base.

Hexcel’s products rely primarily on the Company’s expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, the Company has been placing more emphasis on cost effective product design and lean manufacturing in recent years while seeking to improve the consistency of its products.  Towards this end, the Company has entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  The Company believes that it possesses unique capabilities to design, develop and manufacture composite materials and structures.  The Company owns and maintains in excess of 100 patents worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs.  It is the Company’s policy to actively enforce its proprietary rights.  The Company believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

Hexcel spent $17.7 million for R&T in 2003, $14.7 million in 2002 and $18.6 million in 2001.  Although a portion of the year-over-year increase was due to the impact of changes in foreign currency exchange rates, the Company increased its R&T spending in 2003, after cautious reductions during 2002, to support new products and new commercial aircraft qualification activities.  These expenditures were expensed as incurred.

Environmental Matters

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.  The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and of associated financial liability.  To date, environmental control regulations have not had a significant adverse effect on the Company’s overall operations.  A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and salespeople sell and market Hexcel products directly to customers worldwide.  The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, the Company operates various sales offices in the United States, Europe, Australia and China.

Competition

In the production and sale of advanced structural materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis.  The broad markets for the Company’s products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share.  In addition to competing directly with companies offering similar products, the Company competes with producers of substitute structural materials such as structural foam, wood and metal.  Depending upon the material and markets, relevant competitive factors include approvals, product performance, delivery, service and price.

Employees

As of December 31, 2003, Hexcel employed 4,084 full-time employees, 2,276 in the United States and 1,808 in other countries.  The number of full-time employees has declined from 4,245 and 5,376 as of December 31, 2002 and 2001, respectively, primarily due to Hexcel’s business consolidation and restructuring programs.  The business consolidation and restructuring program included the right-sizing of the Company in response to the forecasted reductions in commercial aircraft production, weakness in the electronics market and the closure of manufacturing facilities.  For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 3 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Other Information

The Company’s internet website is www.hexcel.com.  The Company makes available, free of charge through its website, its Form 10-K’s, 10-Q’s and 8-K’s, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 2.  Properties

Hexcel owns and leases manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below.  The corporate offices and principal corporate support activities for the Company are located in leased facilities in Stamford, Connecticut.   The Company’s research and technology administration and principal laboratories are located in Dublin, California; Duxford, United Kingdom; and Les Avenieres, France.

The following table lists the manufacturing facilities of Hexcel by geographic location, approximate square footage, and principal products manufactured.  This table does not include manufacturing facilities owned by entities in which the Company has a joint venture interest.

Manufacturing Facilities

Facility Location	Approximate Square Footage	Business Segment	Principal Products
United States:
Anderson, South Carolina	432,000	Reinforcements	Industrial Fabrics
Burlington, Washington	73,000	Composites	Honeycomb Parts
Casa Grande, Arizona	307,000	Composites	Honeycomb and Honeycomb Parts
Decatur, Alabama	159,000	Composites	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	433,000	Structures	Composite Structures
Livermore, California	141,000	Composites	Prepregs
Pottsville, Pennsylvania	134,000	Composites	Honeycomb Parts
Salt Lake City, Utah	457,000	Composites	Carbon Fibers; Prepregs
Seguin, Texas	204,000	Reinforcements	Industrial Fabrics; Specialty Reinforcements
Statesville, North Carolina	553,000	Reinforcements	Electronic Fabrics; Industrial Fabrics
Washington, Georgia	160,000	Reinforcements	Electronic Fabrics; Industrial Fabrics

International:
Dagneux, France	130,000	Composites	Prepregs
Decines, France	90,000	Reinforcements	Industrial Fabrics; Specialty Fabrics
Duxford, United Kingdom	440,000	Composites	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Les Avenieres, France	512,000	Reinforcements	Electronic Fabrics; Industrial Fabrics; Specialty Reinforcements
Linz, Austria	163,000	Composites	Prepregs
Parla, Spain	43,000	Composites	Prepregs
Welkenraedt, Belgium	223,000	Composites	Honeycomb and Honeycomb Parts

Hexcel leases the land on which the Burlington, Washington, facility is located.  The Company also leases portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France.  During 2003, the Company retired a $25.6 million capital lease obligation that included facilities located in Anderson, South Carolina; Statesville, North Carolina; and Washington, Georgia.  The Company now owns these and all other remaining facilities.

The facilities located in Anderson, South Carolina; Burlington, Washington; Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Livermore, California; Pottsville, Pennsylvania; Salt Lake City, Utah; Seguin, Texas; Statesville, North Carolina; and Washington, Georgia are subject to mortgages established to secure the senior secured notes issued March 19, 2003.  For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

In January 2004, the Company announced its intention to consolidate the activities of its Livermore, California facility into its other manufacturing facilities, principally into its Salt Lake City, Utah plant.  The Livermore, California facility will continue to operate until the Company has successfully transferred its production from Livermore to its other manufacturing facilities.

ITEM 3.  Legal Proceedings

Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, employment, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

Environmental Claims and Proceedings

The Company is subject to numerous federal, state, local and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.  These laws and regulations include the Federal Comprehensive Environmental Response, Compensation, and Liability Act (‘‘CERCLA’’ or ‘‘Superfund’’), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and analogous state laws and regulations.  Regulatory standards under these environmental laws and regulations have tended to become increasingly stringent over time.

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

Pursuant to the New Jersey Industrial Sites Recovery Act, Hexcel signed an administrative consent order and later entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey.  Hexcel has commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.

In October 2003, Hexcel, along with 66 other entities, received a directive from the New Jersey Department of Environmental Protection (“NJDEP”), which requires the entities to assess whether operations at various New Jersey sites, including Hexcel’s Lodi facility, caused damage to natural resources in the Lower Passaic River watershed.  In February 2004, Hexcel received a similar general notice letter from the U.S. Environmental Protection Agency (“EPA”) which requests Hexcel, along with 42 other entities, consider helping to finance an estimated $10 million EPA study of environmental conditions in the Lower Passaic River watershed.  Hexcel believes it has viable defenses to the EPA and NJDEP claims with respect to the Lower Passaic River and Hexcel expects than many yet unnamed parties also will receive directives and/or notices from the NJDEP and EPA, respectively, but Hexcel’s ultimate liability, if any, under these claims cannot be determined at this time.

Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the

Company’s Kent, Washington, site by the EPA.  Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.

The Company’s estimate of its liability as a PRP and the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites is accrued in its consolidated balance sheets.

Other Proceedings

Hexcel has been advised that the Antitrust Division of the United States Department of Justice has closed its investigation of the carbon fiber and carbon fiber prepreg industries which commenced in 1999.  No indictments have been issued in the case to the Company or any of its employees or representatives.

As a result of the investigations, in 1999 Hexcel, along with others in the industry, was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)).  The Court has certified the case as a class action.  Discovery is continuing.  The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

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

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York and Pacific Stock Exchanges.  The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 23 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2003, 2002 or 2001.  The payment of dividends is generally prohibited under the terms of certain of the Company’s debt agreements.

On March 9, 2004, there were 1,368 holders of record of Hexcel common stock.

ITEM 6.  Selected Financial Data

The information required by Item 6 is contained on page 31 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 32 to 59 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 54 to 57 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 60 to 111 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.  The Report of the Independent Auditors is contained on page 62 of this Annual Report on Form 10-K under the caption “Report of Independent Auditors” and is incorporated herein by reference.

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

As of December 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

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

PART III

ITEM 10.  Directors and Executive Officers of the Registrant:

The information regarding directors and executive officers of the Company will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

Code of Ethics

Hexcel has adopted the Code of Business Conduct, which applies to all directors, officers, and employees.  This Code is part of Hexcel’s Ethics and Business Conduct Program.  The Code will be available on Hexcel’s website prior to Hexcel’s 2004 Annual Meeting of Stockholders.  In addition, stockholders may obtain a copy of the Code free of charge by addressing a request to:

Hexcel Corporation

Attention:  Investor Relations Manager

281 Tresser Boulevard

Stamford, CT  06901

(203) 352-6826

http://www.hexcel.com

Any amendment to the Code of Business Conduct (other than technical, administrative or non-substantive amendments), or any waiver of a provision of the Code that applies to Hexcel’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, will be promptly disclosed on Hexcel’s website.

Corporate Governance Guidelines and Committee Charters

Hexcel’s Corporate Governance Guidelines, as well as the charters of Hexcel’s Nominating and Corporate Governance, Audit, Compensation and Finance Committees, will be available on Hexcel’s website prior to Hexcel’s 2004 Annual Meeting of Stockholders.  In addition, stockholders may obtain a copy of these documents free of charge by making a request to the address indicated above.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding Section 16(a) beneficial ownership reporting compliance will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in Hexcel’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  1. Financial Statements

The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Auditors are listed on page 60 of this Annual Report on Form 10-K and are incorporated herein by reference.

2. Financial Statement Schedule

The financial statement schedule and the Report of Independent Auditors required by Item 15(a)(2) are listed on page 60 of this Annual Report on Form 10-K and are incorporated herein by reference.

b.  Reports on Form 8-K

Current Report on Form 8-K dated October 22, 2003, relating to third quarter of 2003 financial results.

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

4.1

Indenture dated as of January 21, 1999 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 9 ¾% Senior Subordinated Notes due 2009 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-71601), filed on February 2, 1999).

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

10.1(a)

Consent, dated as of December 5, 2003, to Credit and Guaranty Agreement dated March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank, and Fleet Securities Inc., as Lead Arranger.

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

10.3(a)*	Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 11, 2003.

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

10.8*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Form of Employee Option Agreement (2004).

10.10*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14*

Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.16*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.17*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.18*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.19*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.20*	Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.21*	Form of Retainer Fee Restricted Stock Unit Agreement for Non-Employee Directors (2004).

10.22*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.23*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2000) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form  10-K for the fiscal year ended December 31, 2000).

10.24*

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

10.26*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.27*	Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.28*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.29*

Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.30*	Form of Restricted Stock Unit Agreement (2004).

10.31*	Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.32*	Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.33*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.34*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.35*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.36*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.37*	Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.38*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.39*

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

10.40(b)*

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

10.41*

Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.41(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.41(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.41(c)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.41(d)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.42*

Letter dated December 2, 1999 from Hexcel Corporation to Ira J. Krakower, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.42(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.42(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.42(c)*

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

10.44*

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

10.45(b)*	Restricted Stock Unit Agreement dated as of February 12, 2004 between Hexcel Corporations and William Hunt.

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

10.48

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

10.49

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

10.50

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

10.51

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

10.54

Purchase Agreement, dated as of June 15, 2001, among Hexcel Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.55

Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, Berkshire Investors LLC, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Greenbriar Equity Fund, L.P. and Greenbriar Co-Investment Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2002).

10.56

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

10.57

Purchase Agreement, dated as of March 7, 2003, among Goldman, Sachs & Co., Fleet Securities, Inc. and Hexcel Corporation (incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.58

Exchange and Registration Rights Agreement dated as of March 19, 2003 among Hexcel Corporation, Clark-Schwebel Holding Corp., Clark-Schwebel Corporation, Hexcel Pottsville Corporation and CS Tech-Fab Holding, Inc. (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.59

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

10.60

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

10.61

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

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21	Subsidiaries of the Company.

23.1	Consent of Independent Accountants - PricewaterhouseCoopers LLP (Hexcel Corporation).

23.2	Consent of Independent Accountants - PricewaterhouseCoopers LLP (Hexcel Holdings Denmark ApS and Hexcel Holdings (UK) Limited).

23.3	Consent of Independent Auditors - Deloitte Touche Tohmatsu (BHA Aero Composite Parts Co. Ltd.).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut.

Hexcel Corporation

March 12, 2004	/s/ DAVID E. BERGES
(Date)	David E. Berges Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	March 12, 2004
(David E. Berges)	Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
(Stephen C. Forsyth)

/s/ WILLIAM J. FAZIO	Corporate Controller (Principal Accounting Officer)	March 12, 2004
(William J. Fazio)

/s/ JOEL S. BECKMAN	Director	March 12, 2004
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.	Director	March 12, 2004
(H. Arthur Bellows, Jr.)

/s/ JEFFREY C. CAMPBELL	Director	March 12, 2004
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	March 12, 2004
(Sandra L. Derickson)

/s/ JAMES J. GAFFNEY	Director	March 12, 2004
(James J. Gaffney)

/s/ SANJEEV K. MEHRA	Director	March 12, 2004
(Sanjeev K. Mehra)

/s/ PETER M. SACERDOTE	Director	March 12, 2004
(Peter M. Sacerdote)

/s/ ROBERT J. SMALL	Director	March 12, 2004
(Robert J. Small)

/s/ MARTIN L. SOLOMON	Director	March 12, 2004
(Martin L. Solomon)

Selected Financial Data

(In millions, except per share data)

The following table summarizes selected financial data as of and for the five years ended December 31:

	2003	2002	2001	2000	1999
Results of Operations (a) (b):
Net sales	$896.9	$850.8	$1,009.4	$1,055.7	$1,151.5
Cost of sales	722.4	689.5	818.6	824.3	909.0
Gross margin	174.5	161.3	190.8	231.4	242.5

Selling, general and administrative expenses	95.0	85.9	120.9	123.9	128.7
Research and technology expenses	17.7	14.7	18.6	21.2	24.8
Business consolidation and restructuring expenses	4.0	0.5	58.4	10.9	20.1
Impairment of goodwill and other purchased intangibles	—	—	309.1	—	—
Operating income (loss)	57.8	60.2	(316.2)	75.4	68.9

Interest expense	(53.6)	(62.8)	(64.8)	(68.7)	(73.9)
Other income (expense), net	(0.4)	10.3	(2.7)	—	—
Gain on sale of Bellingham aircraft interiors business	—	—	—	68.3	—
Income (loss) before income taxes	3.8	7.7	(383.7)	75.0	(5.0)
Provision for (benefit from) income taxes	13.5	11.3	40.5	26.3	(1.7)
Income (loss) before equity in earnings (losses)	(9.7)	(3.6)	(424.2)	48.7	(3.3)
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	(1.4)	(10.0)	(9.5)	5.5	(20.0)
Net income (loss)	(11.1)	(13.6)	(433.7)	54.2	(23.3)
Deemed preferred dividends and accretion	(9.6)	—	—	—	—
Net income (loss) available to common shareholders	$(20.7)	$(13.6)	$(433.7)	$54.2	$(23.3)

Net income (loss) per share:
Basic	$(0.54)	$(0.35)	$(11.54)	$1.47	$(0.64)
Diluted	$(0.54)	$(0.35)	$(11.54)	$1.32	$(0.64)

Weighted average shares outstanding:
Basic	38.6	38.4	37.6	36.8	36.4
Diluted	38.6	38.4	37.6	45.7	36.4

Financial Position:
Total assets	$722.7	$708.1	$789.4	$1,211.4	$1,261.9
Working capital	$140.7	$(530.8)	$80.5	$128.1	$117.3
Long-term notes payable and capital lease obligations	$481.3	$—	$668.5	$651.5	$736.6
Stockholders’ equity (deficit) (c)	$(93.4)	$(127.4)	$(132.6)	$315.7	$270.1

Other Data:
Depreciation and amortization (b)	$52.2	$47.2	$63.2	$58.7	$61.3
Capital expenditures	$21.6	$14.9	$38.8	$39.6	$35.6
Shares outstanding at year-end, less treasury stock	38.7	38.5	38.2	37.1	36.6

(a)          The comparability of the data may be affected by acquisitions and divestitures.  The Company sold its Bellingham aircraft interiors business in April 2000.  Net sales and operating income for the Bellingham business were $18.9 million and $0.6 million, respectively, in 2000, and $70.0 million and $8.0 million, respectively in 1999.

(b)         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  Amortization of goodwill and other purchased intangibles was $12.5 million in 2001, $13.1 million in 2000 and $13.4 million in 1999.

(c)          No cash dividends were declared per common stock during any of the five years ended December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2003	2002	2001
Net sales	$896.9	$850.8	$1,009.4
Gross margin %	19.5%	19.0%	18.9%
Operating income (loss)	$57.8	$60.2	$(316.2)
Operating income (loss) %	6.4%	7.1%	(31.3)%
Other income (expense), net	$(0.4)	$10.3	$(2.7)
Provision for income taxes (a)	$13.5	$11.3	$40.5
Equity in losses of and write-downs of an investment in affiliated companies	$(1.4)	$(10.0)	$(9.5)
Net loss	$(11.1)	$(13.6)	$(433.7)
Deemed preferred dividends and accretion	$(9.6)	$—	$—
Net loss available to common shareholders	$(20.7)	$(13.6)	$(433.7)
Diluted net loss per common share	$(0.54)	$(0.35)	$(11.54)

(a)          The Company’s tax provision primarily reflects taxes on foreign income.  Included in the 2003 year-end results is the impact of recognizing a non-cash valuation allowance on a Belgian deferred tax asset of $4.7 million.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate income in future years to utilize the net operating losses in full.

Business Trends

During 2001, Hexcel began to experience significant changes in two of the markets it serves.

•                  In the first quarter of 2001, the Company saw the start of a significant reduction in the demand for its woven fiberglass fabrics used as substrates for printed wiring boards.  Annual net sales to electronics applications declined from their peak in 2000 of $181.2 million to $77.0 million in 2001.  In 2002, with the full annualized impact of the decline in demand, net sales were $58.3 million.  In 2003, net sales continued to languish at $52.8 million.

•                  In the autumn of 2001, the tragic events of September 11 precipitated a significant reduction in air travel, airline profitability and thereby the demand for new build commercial aircraft.  In late 2001, both Airbus and Boeing announced reductions in build rates that were implemented by the middle of 2002.  As a result, 2002 annual net sales to the commercial aerospace market were $391.1 million, which were $147.8 million, or 27.4%, lower than the $538.9 million of net sales obtained in 2001.  The Company’s net sales to the commercial aerospace market remained depressed at $389.9 million in 2003.

The Company quickly responded to these major changes in these two markets by implementing the business consolidation and restructuring programs announced in July 2001 and November 2001.  These programs targeted reductions in the Company’s variable and fixed costs to coincide with the changes in the demand for its products.  In particular, the Company targeted reducing its cash fixed costs in 2002 by 20% compared to 2001.  The actual reduction achieved was 23%.  These cost reductions were predominantly accomplished through company-wide reductions in managerial, professional, indirect manufacturing and administrative employees, along with organizational rationalization.  Headcount has declined from over 6,200 in the third quarter of 2001 to 4,084 as of December 31, 2003.  This right sizing of the Company had enabled it to stabilize operating profitability over the past two years, despite the significant reductions in net sales.

While 2001 saw significant changes in demand from Hexcel’s commercial aerospace and electronic markets, over the past three years the Company has seen significant growth from its industrial and space and defense markets.

•                  During 2003, industrial market net sales of $274.9 million have increased 20.6% compared to annual net sales in 2000 on strength in products used in applications such as soft body armor, wind energy and recreational equipment.

•                  Net sales to the space and defense markets have grown strongly over the past three years with annual sales increasing $50.3 million, or 39.0%, to $179.3 million in 2003 from $129.0 million in 2000.  The Company continues to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs.

In 2001 and 2002, the Company focused on quick cost reductions to respond to the dramatic shift in demand from the electronics and commercial aerospace markets.  In 2003, the Company added focus on reducing and refinancing its near-term debt obligations to appropriately align its capital structure with the conditions of the markets the Company serves.  In March 2003, the Company simultaneously closed three financing transactions:

•                  Sale of mandatorily redeemable convertible preferred stock for $125.0 million;

•                  Issuance of $125.0 million of 9-7/8% senior secured notes; and

•                  Establishment of a $115.0 million senior secured credit facility.

With a net debt reduction benefit of $112.0 million from these refinancing transactions, along with $28.7 million from asset sales and the $31.1 million generated from operations, net of capital expenditures and dividend receipts, the Company reduced total debt, net of cash, by $171.8 million during the year to $441.7 million at December 31, 2003, a five year low.  Now that the Company has reduced its leverage to more normal levels and generated liquidity to manage and grow, the focus going forward is to build for growth and return to consistent net income profitability.

To build for growth, the Company continues to make strategic investments in R&T, sales and marketing organizations, and manufacturing assets.  In addition, with significant shifts to carbon fiber composite designs in aerospace, wind energy and recreation, the Company sees the opportunity to move advanced composite materials from niche to mainstream by undertaking certain “industrialization” initiatives.  As such, the Company has continued to work on a number of manufacturing rationalization initiatives as well as programs for the industrialization of certain of its products and processes.  In connection with such actions, in the first quarter of 2004, the Company announced its intent to consolidate the manufacturing activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  While these actions are expected to produce long-term savings, the main objective is to position the Company for growth.

Significant Transactions

Refinancing of the Company’s Capital Structure:

On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a $115.0 million senior secured credit facility, also due 2008.

The proceeds from the sale of the mandatorily redeemable convertible preferred stock were used to provide for the redemption of $46.9 million principal amount, plus accrued interest, of the Company’s 7% convertible subordinated notes, due 2003, and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The remaining advances under the then existing senior credit facility, after the application of the mandatorily redeemable convertible preferred stock proceeds, were repaid with proceeds from the issuance of the Company’s 9-7/8% senior secured notes, due 2008, and modest drawings under the new senior secured credit facility.  In connection with the refinancing, the Company incurred a $4.0 million loss in 2003 on early retirement of debt due to the write-off of unamortized deferred financing costs related to the then existing senior credit facility and the 7% convertible subordinated notes, due 2003.  The loss on early retirement of debt was included in other income (expense) in the consolidated statements of operations.

Repurchase of Long-term Debt and Retirement of Capital Lease Obligations:

During 2003, the Company utilized excess cash to repurchase long-term debt and retire capital lease obligations for a combined total of $37.3 million.  The Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, in an open market purchase and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement.  The repurchases were made at or near par, resulting in no material gain or loss recognized from the transaction.  The 9.75% senior subordinated notes are general unsecured obligations of Hexcel.

Also in 2003, the Company retired a long-term capital lease obligation for $25.6 million.  In connection with a prior acquisition, the Company had entered into a $50.0 million capital lease for property, plant and equipment.  The lease was to expire in September 2006 with a final balloon payment, and included various fixed price purchase options.  The last purchase option was on September 30, 2003 for an amount of $24.9 million.  Prior to the expiration of this purchase option, the Company negotiated the retirement of this capital lease obligation.  The excess of capitalized lease obligation costs and legal fees over the carrying value of the debt in an aggregate amount of $0.9 million was recorded as an acquisition adjustment to the value of the fixed assets formerly under the lease and is being depreciated over the remaining useful lives of the fixed assets.

With the benefit of the financing transactions, the Company’s next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities of approximating $2.0 million prior to 2008.  For additional information, see Notes 2, 8, and 10 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Sale of Ownership in Joint Ventures:

In 2003, the Company exercised an option to sell its remaining interest in a Japanese electronics joint venture, Asahi-Schwebel Co. Ltd. (“ASCO”), for $23.0 million in cash.  No gains or losses were recorded on the sale, as the Company had previously written-down the carrying value of its remaining equity investment to $23.0 million in 2002.  The Company had previously agreed with its partner in ASCO to restructure its minority interest in 2002.  Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million.  The agreement also included, among other matters, a put option effective for a six-month period beginning July 1, 2003 in favor of the Company to sell and a call option in favor of the Company’s joint venture partner to purchase the Company’s remaining ownership interest in the joint venture for $23.0 million.  Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million, recording a non-cash impairment charge of $4.0 million in 2002.  There was no tax benefit recognized on the write-down.

Also in 2003, Hexcel sold its equity interest in Interglas Technologies AG (“Interglas”) for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gain or loss was recorded as a result of the sale, as Hexcel had previously recognized a full impairment of the remaining value of its equity interest in Interglas.  In 2001, the Company wrote-down its remaining investment in Interglas by $7.8 million.  The write-down was the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company.  The amount of the write-down was determined based on available market information and appropriate valuation methodologies.  The

Company did not record deferred tax benefits on the write-down because of limitations imposed by foreign tax laws and the Company’s ability to realize the tax benefits.

Results of Operations

Hexcel has three reportable segments: Reinforcements, Composites and Structures.  Although these strategic business units provide customers with different products and services, they often overlap within four end markets: Commercial Aerospace, Industrial, Space & Defense, and Electronics.   The Company finds it meaningful to evaluate the performance of its segments through the four end markets.  Further discussion and additional financial information about the Company’s segments may be found in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2003 Compared to 2002

Net Sales:  Consolidated net sales of $896.9 million for 2003 were $46.1 million, or 5.4%, higher than the $850.8 million of net sales for 2002, primarily through growth in space and defense markets and a favorable impact of changes in foreign currency exchange rates.  Space and defense revenues increased $31.8 million, or 21.6%, year-on-year, reflecting higher military aircraft production and non-recurring revenues associated with an aircraft in development and tooling.  Approximately $6.8 million of the increase to these markets was due to foreign currency exchange rates.  Since the end of 2002, the Euro and the British pound sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in euros and pounds.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in 2003 as in 2002, consolidated net sales for 2003 would have been $6.5 million higher than the 2002 net sales of $850.8 million at $857.3 million.

The following table summarizes net sales to third-party customers by segment and end market in 2003 and 2002:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2003 Net Sales
Reinforcements	$51.1	$128.9	$—	$52.8	$232.8
Composites	273.6	146.0	165.2	—	584.8
Structures	65.2	—	14.1	—	79.3
Total	$389.9	$274.9	$179.3	$52.8	$896.9
	43%	31%	20%	6%	100%

2002 Net Sales
Reinforcements	$49.0	$110.6	$—	$58.3	$217.9
Composites	256.6	143.3	132.5	—	532.4
Structures	85.5	—	15.0	—	100.5
Total	$391.1	$253.9	$147.5	$58.3	$850.8
	46%	30%	17%	7%	100%

Commercial Aerospace: Net sales to the commercial aerospace market decreased slightly to $389.9 million for 2003 as compared to net sales of $391.1 million for 2002.  Although sales by the Reinforcements and Composites business segments were up over 4.3% and 6.6%, respectively, revenues from the Structures business segment declined 23.7% reflecting year-on-year reductions in Boeing’s commercial aircraft build rates and continued transition of work to the Company’s Asian joint ventures.  If adjusted to eliminate the favorable impact of changes in exchange rates, total sales to the commercial aerospace market would have declined by $11.9 million, or 3.0%, compared to 2002.  Net sales by the Reinforcements and Composites business segments would have been $47.8 million and $266.2 million, respectively.  There was no exchange rate impact on sales by the Structures business segment.

The sharp downturn in commercial aircraft build rates, that affected the Company’s revenues from the start of 2002, appears to have leveled off.  While Boeing delivered 281 aircraft in 2003, down from 381 and 527 in 2002 and 2001, respectively, Airbus’ deliveries of 305 aircraft in 2003 were slightly above deliveries achieved in 2002.  Boeing has publicly forecasted that its deliveries in 2004 will remain at a level between 275 and 290 aircraft; and Airbus has indicated its 2004 deliveries and production will be approximately 300 aircraft.  As commercial aircraft build rates in 2004 are projected to be comparable to last year, the Company anticipates that its 2004 commercial aerospace revenues will be at a similar level to 2003.

The recovery of the Company’s commercial aerospace revenues, when it occurs, will not only be influenced by increases in commercial aircraft order and build rates, but also by the mix of aircraft that are produced, as twin aisle aircraft use more of Hexcel’s products than narrow body aircraft and newly designed aircraft use more of Hexcel’s products than aircraft of older generations.  For instance, Airbus has indicated that its new jumbo aircraft, the Airbus A380 will have the highest advanced structural material content to-date of a large commercial aircraft when it enters service in 2006.  Hexcel’s deliveries of material for this aircraft have already begun to support certification and test requirements.  Airbus has advised that it anticipates the A380 will have about 22% of its dry weight built from advanced structural materials, a significant increase above the level found even in today’s most advanced wide body aircrafts, the Boeing 777 and the Airbus A340-500/600.  Furthermore, during 2003, Boeing announced its plan to develop and launch the Boeing 7E7 which it anticipates will have an even greater content of advanced structural materials.  This trend continues to expand the market opportunity for advanced structural materials, and Hexcel and other composite materials manufacturers are developing a wide range of materials to meet the challenges of new commercial aircraft programs.  Of course, the benefit Hexcel ultimately derives from programs such as the 7E7 will depend upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of the Company’s products against similar products offered by the Company’s competitors, and the requirements its customers and their subcontractors award to the Company.

Industrial: Net sales of $274.9 million for 2003 increased by $21.0 million, or 8.3%, compared to net sales of $253.9 million in 2002.  The strength of the Euro inflated the value of 2003 sales of certain products, such as products used in wind energy, architectural and recreational product applications.  Excluding the favorable impact on foreign currency exchange rates, net sales to this market would have been comparatively flat year-over-year.  Both sales of reinforcement fabrics used in soft body armor and sales of composite materials used in recreational equipment showed double-digit growth in 2003.  Wind energy revenues were lower in the second half of 2003 compared to the second half of 2002, and for the full year, due to customer requirements and new product transitions.  Revenues from all other products used in other non-aerospace applications, including architectural, automotive and industrial, showed mixed results.  As sales of ballistic reinforcement fabrics for military applications seem set to remain at the current high levels in 2004 and wind energy revenues are anticipated to grow through both market growth and product evolution, the Company has forecasted that its industrial revenues will show modest growth in 2004.

Space & Defense: Net sales of $179.3 million increased $31.8 million, or 21.6%, in 2003.  On a constant foreign currency basis, net sales to this market were up $25.0 million, or 16.9%, year-on-year.  The increase was led by higher aircraft production, as well as $7.2 million of non-recurring tooling revenues associated with an aircraft in development.  In general, the Company continues to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs, including the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, the Tiger and the NH90 helicopters.  The benefits that the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will often depend upon the timing and extent of program funding.  For example, the Department of Defense announced its plan to cancel the RAH-66 Comanche program on February 23, 2004.  Space applications for advanced structural materials include solid rocket booster cases; farings and payload doors for launch vehicles; and buss and solar arrays for military and commercial satellites.  The production of both launch vehicles and satellites has declined in recent years from a peak in the late 1990s.  Overall, the Company anticipates modest revenue growth from this market in 2004.

Electronics: Net sales of $52.8 million in 2003 declined $5.5 million, or 9.4%, year-over-year.  Although the Company did see a small improvement in the Company’s sales in the U.S., it was more than offset by further declines in Europe.  Sales of fiberglass fabric substrates used in the fabrication of printed wiring boards continued to be affected by weakness in the global electronics market and pricing pressures from excess production capacity.  In addition, a migration of electronics equipment production from the United States to Asia continues to put additional pressure on the Company’s electronics business.  However, the Company’s electronics customers, particularly those serving the high-technology end of the market, are more optimistic going into 2004 than they were this time last year.

Gross Margin: Gross margin for 2003 was $174.5 million, or 19.5% of net sales, compared to gross margin of $161.3 million, or 19.0% of net sales, in 2002.  The $13.2 million year-on-year improvement in gross margin reflected the impact of higher net sales and the benefits obtained from the Company’s cost reduction programs, as operations have adjusted to lower levels of production.  These benefits obtained were offset slightly by higher depreciation and utility costs.  Depreciation increased $5.0 million to $52.2 million in 2003 from $47.2 million in 2002.  The increase in depreciation primarily reflected changes in foreign currency exchange rates and increased depreciation associated with certain of the Company’s restructuring actions.

Although the gross margin in the Reinforcements business segment increased $0.4 million compared to 2002, gross margin as a percentage of sales actually declined one percentage point to 11.8% in 2003.  Higher variable manufacturing costs and product mix contributed to the decline in gross margin as a percentage of sales.  For instance, during 2003 the Reinforcements business segment experienced a large increase in lower margin sales to the Ballistics market while sales in the higher margin electronics market declined.  Gross margin earned by the Composites business segment was $11.4 million higher than 2002.  Reductions in manufacturing cost contributed to gross margin results and enabled gross margin as a percentage of sales to remain relatively steady in the Composites segment year-over-year.  Gross margin at the Structures business segment increased $1.8 million year-over-year to $6.4 million in 2003.  The Structures segment’s gross margin improvement results primarily from manufacturing cost reductions obtained through previously implemented business consolidation and restructuring programs, as the business segment continues to transition certain existing programs to build composite structures for commercial aircraft to its Asian joint ventures.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $95.0 million, or 10.6% of net sales, for 2003 compared with $85.9 million, or 10.1% of net sales, for 2002.  The year-on-year increase in SG&A expenses reflected the impact of higher foreign currency exchange rates of $5.7 million, as the U.S. dollar had weakened against the British pound and Euro since the end of 2002, along with higher insurance premiums and new regulatory compliance costs.  Included in SG&A expenses for 2003 were $0.5 million of incremental expenses related to a work stoppage at the Kent, Washington facility.  Included in SG&A expenses for 2002 were approximately $1.5 million of expenses associated with the Company’s agreement to issue mandatorily redeemable convertible preferred stock.

Research and Technology (“R&T”) Expenses: R&T expenses for 2003 were $17.7 million, or 2.0% of net sales, compared with $14.7 million, or 1.7% of net sales, for 2002.  The $3.0 million increase was due to increased spending in support of new products and new commercial aircraft qualification activities and the impact of higher foreign currency exchange rates.

Operating Income: Operating income for 2003 was $57.8 million, or 6.4% of net sales, compared with operating income of $60.2 million, or 7.1% of net sales, for 2002.  The decline in operating income was driven by higher SG&A, R&T, and business consolidation and restructuring expenses, partially offset by the year-over-year increase in gross margin.  Business consolidation and restructuring expenses were $4.0 million in 2003 compared to $0.5 million in 2002, and primarily related to an increase in equipment relocation and re-qualification costs that were expensed as incurred.

Operating income at the Reinforcements business segment declined $3.4 million, as compared with 2002, to $16.2 million.  The decline was due to higher SG&A and R&T expenses of $1.5 million and a $2.3 million increase in business consolidation and restructuring expenses, partially offset by an increase in gross margin of $0.4 million.  The Composites segment’s operating income increased $1.0 million year-over-year to $66.8 million in 2003.  Although SG&A and R&T expenses increased $10.5 million from 2002, gross margin improved by $11.4 million and restructuring expenses declined $0.1 million year-over-year.  The Structures segment’s operating income improved by $1.6 million compared with 2002 to $2.0 million, primarily reflecting higher gross margin.  The Company did not allocate corporate operating expenses of $27.2 million and $25.6 million to operating segments in 2003 and 2002, respectively.

Interest Expense:  Interest expense for 2003 was $53.6 million compared to $62.8 million for 2002. The $9.2 million decline in interest expense reflected lower debt balances, fees and amortization rates.  During 2003, the Company lowered its outstanding debt by $138.3 million, reducing cash interest expense by $6.7 million.  In addition, banking, commitment and amendment fees declined $2.0 million year-over-year to $1.7 million in 2003.  Amortization of financing costs and discounts were $0.5 million lower than in 2002.

Other Income (Expense):  Other income (expense) was a net expense of $0.4 million for 2003 compared to income of $10.3 million for 2002.  The net expense of $0.4 million in 2003 included a $4.0 million loss on early retirement of debt offset by net gains of $2.2 million, net of customary closing costs, from the sale of certain assets of the Company’s Structures business segment and a $1.4 million gain attributable to the expiration of a contingent obligation of a prior business sale.  The $4.0 million loss on early retirement of debt was incurred in connection with the refinancing transactions executed in March 2003, as the Company wrote-off unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes, due 2003.

In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The Company also recognized a $0.5 million gain in 2002 on the early retirement of debt, related to the repurchase of $1.8 million of its 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.  The debt was repurchased at market prices, which resulted in a gain.

Provision for Income Taxes:  The provisions for income taxes of $13.5 million and $11.3 million for 2003 and 2002, respectively, were primarily for taxes on European income and included a non-cash valuation allowance of $4.7 million in 2003 on a deferred tax asset previously recognized by a Belgian subsidiary.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  For additional information, see Note 13 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Equity in Losses of and Write-down of an Investment in Affiliated Companies:  Equity in losses of affiliated companies was $1.4 million in 2003 primarily reflecting losses reported by the Structures business segment’s joint ventures in China and Malaysia as they continued to ramp up production of aerospace composite structures, partially offset by equity in earnings of Tech-Fab LLC, a Reinforcement business segment joint venture in the U.S.

Equity in losses of affiliated companies was $10.0 million in 2002 and included a $4.0 million write-down of an investment in the Company’s Japanese electronic materials joint venture, ASCO.  As a result of an agreement with the Company’s joint venture partner to restructure its minority interest in ASCO, the Company wrote-down the carrying value of its remaining equity investment in ASCO to its estimated fair market value of $23.0 million.  The Company did not record deferred tax benefits on the write-downs because of limitations imposed by foreign tax laws and the Company’s ability to realize the tax benefits.

The remaining $6.0 million of equity in losses was due to operating losses at ASCO and at the joint ventures in China and Malaysia.

During 2003, the Company exercised its option to sell its remaining interest in ASCO for $23.0 million in cash, and also sold its equity interest in its European reinforcement products joint venture, Interglas, for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gains or losses were recorded as a result of these transactions, as the Company had previously written-down the carrying value of its remaining equity investment in ASCO to its estimated fair market value of $23.0 million in 2002 and had recognized a full impairment of its remaining equity interest in Interglas in 2001.

Deemed Preferred Dividends and Accretion:  The Company recognized deemed preferred dividends and accretion of $9.6 million in 2003.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, the accretion of certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will be reported as a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  Deemed preferred dividends and accretion is a non-cash expense at the time of recognition.  There were no deemed preferred dividends and accretion in 2002.  For additional information, see Note 10 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Loss Available to Common Shareholders and Net Loss Per Common Share:

(In millions, except per share data)	2002	2002
Net loss available to common shareholders	$(20.7)	$(13.6)
Diluted net loss per common share	$(0.54)	$(0.35)
Diluted weighted average shares outstanding	38.6	38.4

The Company’s convertible subordinated notes, due 2003, convertible subordinated debentures, due 2011, and all stock options were excluded from the 2003 and 2002 computations of diluted net loss per common share, as they were antidilutive.  The convertible subordinated notes, due 2003, were repaid in full in March 2003.  In addition, the Company’s mandatorily redeemable convertible preferred stock issued on March 19, 2003 was excluded from the 2003 computation, as it was antidilutive.  For additional information, see Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

The following table summarizes net sales to third-party customers by segment and end market in 2002 and 2001:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2002 Net Sales
Reinforcements	$49.0	$110.6	$—	$58.3	$217.9
Composites	256.6	143.3	132.5	—	532.4
Structures	85.5	—	15.0	—	100.5
Total	$391.1	$253.9	$147.5	$58.3	$850.8
	46%	30%	17%	7%	100%

2001 Net Sales (a)
Reinforcements	$54.5	$114.2	$—	$77.0	$245.7
Composites	374.1	136.0	128.7	—	638.8
Structures	110.3	—	14.6	—	124.9
Total	$538.9	$250.2	$143.3	$77.0	$1,009.4
	53%	25%	14%	8%	100%

(a)          As part of the November 2001 restructuring program, the Company changed the responsibility and reporting of one of its product lines effective January 1, 2002.  Hexcel’s business segment reporting has therefore been revised. Coincident with this change, Hexcel revised the names of its reporting business segments to Reinforcements, Composites and Structures.  The 2001 results have been restated for comparative purposes.

Commercial Aerospace: Net sales decreased 27.4% to $391.1 million for 2002, as compared to net sales of $538.9 million for 2001.  This decrease in comparable net sales reflected a reduction in commercial aircraft build rates by Airbus and Boeing during 2002 and into the first half of 2003.  Boeing delivered 381 aircraft in 2002, down from 527 in 2001, and projected that its deliveries in 2003 would be reduced by approximately 25% to a level between 270 and 290 aircraft.  Airbus’ 2002 aircraft deliveries were 303, slightly lower than the 325 aircraft delivered in 2001.  Airbus had indicated its 2003 deliveries and production would be approximately 300 aircraft.  As the Company delivers its products on average four to six months ahead of the delivery of an aircraft, it had been experiencing customer demand that approximated the 2003 forecasted deliveries for several months.

Industrial: Net sales of $253.9 million for 2002 were slightly higher than the $250.2 million recorded in 2001.  This year-on-year increase was highlighted by strong growth in demand for composite materials used in wind energy applications and continued strength in demand for the Company’s products used in other non—aerospace applications, including architectural, automotive, civilian body armor, rail and marine, and various recreational equipment.  While sales of the Company’s reinforcement fabrics used in soft body armor applications increased slightly in 2002, sales to U.S. military applications began to decline in the second half of 2002, due largely to the timing of the placement of new contracts with the Company’s customers for military body armor programs.

Space & Defense: Net sales for 2002 of $147.5 million were 2.9% higher than the 2001 net sales of $143.3 million.  In general, sales associated with military aircraft and helicopters continued to trend upwards as the new generation of military aircraft in the United States and Europe ramped up in production.  The Company has extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe.

Electronics: Net sales of $58.3 million for 2002 were 24.3% lower than net sales of $77.0 million in 2001.  Revenues continued to be affected by a severe industry downturn in the global electronics market first seen in the first quarter of 2001 that has had a prolonged negative impact on the demand for the Company’s fiberglass fabric substrates used in the fabrication of printed wiring boards.  In addition, import quotas limiting Asian imports of fiberglass fabrics into the U.S. expired at the end of 2001 and migration of lower layer count printed wiring board production from the United States to Asia continued.

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

Although the gross margin in the Reinforcements segment declined $1.6 million compared to 2001 due to the electronics market decline, gross margin as a percentage of sales actually improved 1.3 percentage points to 16.9% in 2002, as raw material prices and manufacturing costs reductions more than offset lower revenues.  Gross margins earned by the Composites and the Structures segments declined $23.6 million and $4.2 million, respectively, when compared to 2001.  Manufacturing cost reductions were able to hold percentage gross margins steady in the Composites segment.  The Structures segment’s gross margin as a percentage of sales declined 2.5 percentage points, as it ramped up the transition of existing programs to build composite structures for commercial aircraft for its Asian joint ventures and received new programs from Boeing.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $85.9 million, or 10.1% of net sales, in 2002 compared with $120.9 million, or 12.0% of net sales, in 2001.  Excluding compensation expenses associated with the former CEO’s retirement of $4.7 million in 2001 and the impact of the adoption of Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” on goodwill amortization, SG&A expenses in 2001 were $103.7 million, or 10.3% of net sales.  The net year-on-year reduction of $17.8 million, or 17.2%, after adjustments, reflected the impact of the Company’s restructuring programs to reduce expenses to mitigate the reduction in sales in the commercial aerospace and electronics markets.  Included in SG&A expenses for 2002 were approximately $1.5 million of expenses associated with the Company’s agreement to issue mandatorily redeemable convertible preferred stock.  Goodwill amortization in 2001 was $12.5 million.

Research and Technology (“R&T”) Expenses: R&T expenses were $14.7 million, or 1.7% of net sales, in 2002 compared to $18.6 million, or 1.8% of net sales, in 2001.  In 2002 and 2001, the Company had concentrated its R&T efforts on developing new materials to meet the emerging needs of its customers, as well as expanding the range of applications for reinforcements and composite materials.

Operating Income: Operating income for 2002 was $60.2 million, or 7.1% of net sales, compared with an operating loss of $316.2 million in 2001.  Excluding business consolidation and restructuring expenses of $0.5 million and $58.4 million incurred in 2002 and 2001, respectively, a $309.1 million impairment of goodwill and other purchased intangibles in 2001, $4.7 million of compensation expenses associated with the former CEO’s retirement in 2001, and $12.5 million in goodwill amortization expense incurred in 2001, operating income would have been $60.7 million, or 7.1% of net sales, for 2002 compared with $68.5 million, or 6.8% of net sales, for 2001.  This $7.8 million decline in operating income, after these adjustments, reflected the year-on-year decrease in gross margins offset, in part, by reductions in SG&A and R&T expenses.

Operating income, after excluding the segments’ attributable share of the aforementioned items, in the Reinforcements segment increased $3.7 million, as compared with 2001, to $19.1 million reflecting the benefits obtained from restructuring programs during the year.  The Composites segment’s operating income, after such exclusions, decreased by $13.0 million, as declines in net sales outpaced cost reductions.  With the impact of the transition of programs to its Asian joint ventures and the start up of new programs received from Boeing, the Structures segment’s operating income was $1.8 million lower than in 2001.  The Company did not allocate corporate operating expenses of $26.7 million and $30.0 million to operating segments in 2002 and 2001, respectively.

Interest Expense:  Interest expense for 2002 was $62.8 million compared to $64.8 million in 2001.  Included in interest expense for 2002 and 2001 was approximately $1.8 million and $1.0 million, respectively, of fees and expenses incurred in connection with bank amendments.  Excluding these fees and expenses, interest expense was $61.0 million in 2002 and $63.8 million in 2001.  This $2.8 million reduction in interest expense year-on-year reflected the reductions in total debt during 2002, the benefit of the reductions in LIBOR, net of the increase in the spread over LIBOR that the Company had paid on its advances under its then existing senior credit facility.

Other Income (Expense): In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts. Also in 2002, the Company recognized a $0.5 million gain on the early retirement of debt, related to the repurchase of $1.8 million of its 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.  The debt was repurchased at market prices, which resulted in a gain.

A loss of $2.7 million was recorded in 2001 as a result of the early retirement of $67.5 million aggregate principal amount of the Company’s outstanding 7% convertible subordinated notes, due 2003, and the redemption of the entire principal amount of $25.0 million of the Company’s increasing rate senior subordinated notes, due 2003.  There was no tax benefit recognized on the loss because of limitations on the Company’s ability to realize the tax benefits.

Provision for Income Taxes:  The Company’s tax provision of $11.3 million for 2002 primarily reflected taxes on foreign income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. net operating income (losses) until such time as the U.S. operations generate sufficient taxable income to utilize the net operating losses in full.

 The Company had a tax provision of $40.5 million in 2001, reflecting the impact of reduced tax benefits recorded for U.S. operating losses resulting from a change in business outlook and the inclusion in its tax provision of a $30.7 million valuation allowance for previously reported U.S. deferred tax assets.  Due to a sharp decline in electronics revenues, the Company determined during the second quarter of 2001 to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability.  Due to the effect of significant events that had occurred since the end of the second quarter of 2001, including the delay in the anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments to certain long-lived assets in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period.  As a result, the Company concluded that it was appropriate to establish a full valuation allowance on its U.S. deferred tax assets, which resulted in a $32.6 million valuation allowance for previously reported tax assets.  For additional information, see Note 13 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Equity in Losses of and Write-down of an Investment in Affiliated Companies:  Equity in losses of affiliated companies was $10.0 million in 2002, slightly larger than equity in losses of $9.5 million in 2001.  Excluding the $4.0 million write-down of its investment in ASCO in 2002 and a $7.8 million write-down of its investment in Interglas in 2001, equity in losses were $6.0 million in 2002 compared to $1.7 million in 2001.  The increase in equity losses was due to the impact of the continued electronics market conditions affecting the Company’s Asian electronics joint venture and increased year-over-year losses reported by the Company’s joint ventures in China and Malaysia as they ramped up production of aerospace composite structures.

In 2002, the Company wrote-down the carrying value of its remaining equity investment in ASCO to its estimated fair market value of $23.0 million resulting from an agreement with the Company’s joint venture partner to restructure its minority interest.  The $7.8 million write-down of Interglas in 2001 was the result of an assessment that an other-than-temporary decline in value in the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company.  The amount of the write-down was determined based on available market information and appropriate valuation methodologies.  The Company did not record deferred tax benefits on the write-downs because of limitations imposed by foreign tax laws and the Company’s ability to realize the tax benefits.

Net Loss Available to Common Shareholders and Net Loss Per Common Share:

(In millions, except per share data)	2002	2001
Net loss available to common shareholders	$(13.6)	$(433.7)
Diluted net loss per common share	$(0.35)	$(11.54)
Diluted weighted average shares outstanding	38.4	37.6

The Company’s convertible subordinated notes, due 2003, convertible subordinated debentures, due 2011, and all stock options were excluded from the 2002 and 2001 computations of diluted net loss per common share, as they were antidilutive.  For additional information, see Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy.  The program targeted a 20% reduction in cash fixed costs, or $60.0 million, compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  In connection with the program, the Company recognized charges of $47.9 million in 2001.  The Company continued the implementation of this program in 2002 and 2003, reducing its workforce over 25% since the announcement to 4,084 employees as of December 31, 2003.

In 2003, the Company recognized a net change in estimate increasing business consolidation and restructuring expenses related to this program by $0.3 million, as additional severance expense of $0.4 million was offset in part by a $0.1 million reduction in accrued liabilities for facility and equipment.  In 2002, the Company recognized a net change in estimate reducing business consolidation and restructuring expenses related to this program by $0.7 million.  This decrease in 2002 resulted from a $1.8 million reduction of previously accrued liabilities as employee severance and other benefit costs were lower than previously expected, offset in part, by a $1.1 million increase in restructuring liabilities for facility lease termination costs.  Additional business consolidation and restructuring expenses related to this program for equipment relocation and re-qualification costs of $2.2 million and $1.2 million were expensed as incurred in 2003 and 2002, respectively.

July 2001 Program

As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001.  These actions incorporated steps to furlough employees, idle manufacturing facilities and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees primarily in the Reinforcements and Composites business segments.  In connection with the program, the Company recognized a charge of $3.9 million in 2001.  During 2002, the Company reviewed its remaining liability under the program and recognized a change in estimate reducing business consolidation and restructuring expenses by $0.6 million, as employee severance and other benefit costs were lower than previously expected.  This program was completed in 2002.

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

The Company added two further actions to the September 1999 business consolidation program in 2000.  The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities — one in Lancaster, Ohio and another in Gilbert, Arizona.  The Gilbert, Arizona facility was closed in 2001 and the closure of the Lancaster, Ohio facility was completed in 2002.  The manufacturing output from these two plants is now being produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah.

In 2002, the Company recognized a change in estimate reducing business consolidation expenses related to this program by $0.5 million, as actual employee severance was lower than previously expected.  In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.  Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million, $1.6 million and $6.5 million in 2003, 2002 and 2001, respectively.  Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.  These programs were completed in 2003.

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2003, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$2.4	$0.3	$2.7
Business consolidation and restructuring expenses	34.5	23.9	58.4
Cash expenditures	(6.4)	(5.6)	(12.0)
Non-cash usage, including asset write-downs	—	(15.7)	(15.7)
Balance as of December 31, 2001	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)
Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustment	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Total non-cash items	—	—	—
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustment	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  In addition, the Company has continued to work on the rationalization of its European honeycomb manufacturing operations and the consolidation of its European manufacturing of architectural products and products used as reinforcement for composite materials.  The Company continues to explore opportunities for high volume process automation and the industrialization of products and processes.  The objectives of these actions are to both produce long-term savings and to position the Company for growth.  These business consolidation and restructuring actions will be accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  This change in accounting, adopted as of January 1, 2003, is expected to result in a delayed recognition of certain types of costs, especially facility closure costs.

Impairment of Goodwill and Other Purchased Intangibles

During the fourth quarter of 2001, the Company reviewed its long-lived assets, particularly goodwill and other purchased intangibles acquired in recent years, for impairment.  The review was undertaken in response to changes in market conditions and the Company’s revised outlook resulting from a sharp decline in demand for the Company’s woven glass fabrics, primarily in the electronics market, and the announced reductions in commercial airline production due to the tragic events of September 11, 2001.  The Company also revised its forecasts of revenue growth for its acquired satellite business due to the continuing slowdown in commercial satellite launches following the financial failures of a number of satellite based telecommunication projects and the postponement of others.  These adverse changes in market conditions led to the lowering of revenue forecasts associated with certain businesses in the Reinforcements and Composites segments.

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

Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees, and participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliates.  In addition, Hexcel provides certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Benefits under the defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method.    Depending on the plan, postretirement health care and life insurance benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 years or 25 years of service to Hexcel.

Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their compensation to an individual 401(k) retirement savings account.  Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.  The Company also makes profit sharing contributions when it meets or exceeds certain performance targets, which are set annually.

Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees.  These changes included an increase in the amount that the Company contributes to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company’s U.S. qualified defined benefit retirement plan (“U.S. Qualified Plan”).  Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions.   Offsetting the estimated incremental cost of this additional benefit, participants in the Company’s U.S. Qualified Plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants.  However, employees retained all benefits earned under this plan as of that date.

Hexcel accounts for its defined benefit retirement plans and its postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.  These actuarial models require the use of certain assumptions, such as the expected long-term rate of return, discount rate, rate of compensation increase, healthcare cost trend rates, and retirement and mortality rates, to determine the net periodic costs of such plans.   These assumptions are reviewed and set annually at the beginning of each year.  In addition, these models use an “attribution approach” that generally spreads individual events, such as plan amendments and changes in actuarial assumptions, over the service lives of the employees in the plan.  That is, employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of retirement and postretirement benefit plans are earned in, and should follow, the same pattern.

Hexcel uses its actual return experience, future expectations of long-term investment returns, and its actual and targeted asset allocations to develop its expected rate of return assumption used in the net periodic cost calculations of its funded U.S. and European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between the Company’s expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is spread over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  As actual returns experience over the past three years were less than the expected returns for certain of the Company’s defined benefit retirement plans, the shortfall between actual and expected returns will be recognized in the net periodic pension cost calculations over a number of subsequent years, along with any other differences arising in future years.  In addition, as a result of an annual review of historical returns and recent asset allocations, the Company reduced its expected long-term return on the U.S. defined benefit retirement plan assets for the 2003 plan year from a historical rate of 9.0% to 7.5%.  The expected long-term rate of return for the 2004 plan year will remain at 7.5%.

Hexcel annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  Recent declines in discount rates have increased the Company’s net periodic costs for the three years ended December 31, 2003 and the unfunded status of the Company’s funded plans as of December 31, 2003 and 2002.  The discount rate assumption used to calculate net periodic retirement related costs for the U.S. plans in 2003 was 6.0% compared to a discount rate of 6.75% used in 2002 and 7.25% used in 2001.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by the Company based upon its long-term plans for such increases and assumed inflation.  Rates used by the Company have remained relatively constant over the past three years and are expected to remain constant for 2004.  For the postretirement health care and life insurance benefits plan, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While the Company management believes that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

For more information regarding the Company’s retirement and other postretirement benefit plans, see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003  (the “Act”) was enacted by U.S. lawmakers.  The Act, among other things, introduces a prescription drug benefit under Medicare and a non-taxable federal subsidy paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit at least “actuarially equivalent” to these new benefits under Medicare.   In January 2004, the FASB issued Staff Position No. FAS 106-1 in response to the new Act, permitting sponsors of postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act.  If deferral is elected, the deferral must remain in effect until the earlier of (a) issuance of guidance by the FASB on how to account for the federal subsidy or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.  For the year ended December 31, 2003, the Company elected to defer accounting for the effects of the Act.  As a result, the accumulated benefit obligation or net periodic benefit cost in the consolidated financial statements and accompanying notes do not reflect such effects of the Act on the Company’s postretirement plans for 2003.  Future authoritative guidance on the accounting for the Act is pending and could, when issued, require the Company to change previously reported financial information.  Although the Company does not expect to receive federal subsidies under the Act, the Company may benefit from certain changes in actuarial assumptions.  The Company believes that any benefits obtained through such changes would not have a material impact on the Company’s consolidated financial position or results of operations.

Significant Customers

Approximately 23%, 24% and 27% of the Company’s 2003, 2002 and 2001 net sales, respectively, were to Boeing and its subcontractors.  Of the 23% of sales to Boeing and its subcontractors in 2003, 17% and 6% related to commercial aerospace and space and defense market applications, respectively.  Approximately 19%, 16% and 16% of the Company’s 2003, 2002 and 2001 net sales, respectively, were to EADS, including Airbus, and its subcontractors.  Of the 19% of sales to EADS and its subcontractors in 2003, 16% and 3% related to commercial aerospace and space and defense market applications, respectively.

Financial Condition

Liquidity:  As of December 31, 2003, the Company had cash and cash equivalents of $41.7 million and undrawn availability under its senior secured credit facility of $45.2 million.  In addition, as of December 31, 2003, Hexcel had 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.

As of December 31, 2003, the Company’s total debt, net of cash, was $441.7 million, a decrease of $171.8 million from $613.5 million as of December 31, 2002.  Total debt, net of cash, was reduced $112.0 million in March of 2003 as a result of the Company’s refinancing transactions. Excluding the benefit of the refinancing transactions, total debt, net of cash, decreased by $59.8 million as the Company generated cash through operations, and generated cash as a result of the sale of an ownership interest in an affiliated company and the sale of certain assets.  In July 2003, the Company exercised its option to sell its remaining interest in its Japanese electronics joint venture for $23.0 million in cash.  In 2003, the Company also sold certain operating and real estate assets of its Structures business segment generating $5.7 million in cash.  The Company used excess cash generated to repay debt, including capital lease obligations.  In 2003, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes due 2009, through open market purchases and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement.  In addition, the Company retired a $25.6 million capital lease obligation.

Credit Facilities: On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the Senior Secured Credit Facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  This credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, the U.K., Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under this credit facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

All obligations under the Senior Secured Credit Facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s Danish and U.K. first-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes.  The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2003, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of December 31, 2003, the Company had outstanding borrowings of $4.0 million and issued letters of credit totaling $22.6 million, of which $11.1 million supported a third-party loan to BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), under the Senior Secured Credit Facility.  The borrowing base under the credit facility was $71.8 million as of December 31, 2003, providing the Company with undrawn revolver and overdraft revolver availability of $45.2 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.

To increase borrowing capacity, in 2003 Hexcel entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries through January 2007.  As of December 31, 2003, the Company did not have any outstanding borrowings under this factoring facility.  In addition, the Company has available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements.  These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Operating Activities: Net cash provided by operating activities was $46.9 million in 2003, or $19.0 million lower than net cash provided by operating activities in 2002.  During 2003, the Company’s working capital requirements remained fairly steady while the Company reported a $44.0 million reduction in working capital requirements in 2002.  The decline in working capital in 2002 reflected the impact of declines in revenues in the aerospace and electronics markets and the impact of positive working capital management.  Net loss improved $2.5 million year-over-year to a net loss of $11.1 million.  Depreciation expense increased $5.0 million to $52.2 million in 2003, and business consolidation and restructuring expenses increased $3.5 million to $4.0 million in 2003.  The Company reduced its cash payments for business consolidation and restructuring costs to $9.1 million in 2003, down from $24.3 million in 2002.  Equity in losses of and write-down of an investment in affiliated companies was $1.4 million in 2003, compared to $10.0 million in 2002.  Amortization of debt discount and deferred financing costs were $3.5 million in 2003, while deferred income taxes were $4.8 million.

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

Net cash flows provided by operating activities were $35.0 million in 2001.  Although the Company’s net loss for the year was $433.7 million, its operating earnings generated $26.1 million of cash in 2001 after excluding non-cash equity losses of $9.5 million, $309.1 million of non-cash impairment charges for goodwill and other purchased intangibles, $67.2 million of non-cash depreciation and amortization charges, $27.6 million of non-cash charges in deferred tax assets, and $46.4 million of non-cash and unpaid business consolidation and restructuring expenses.  During 2001, working capital management resulted in reductions in accounts receivable and inventory balances.  These reductions along with reductions in other assets were offset in part by increases in accounts payable and accrued expenses resulting in an increase in cash of $8.9 million.

Investing Activities:  Net cash provided by investing activities was $9.1 million in 2003.  Cash used for capital expenditures of $21.6 million was more than offset by the Company’s receipt of $23.0 million from the sale of its remaining ownership interest in an affiliated company, $5.7 million from the sale of other assets, and $2.0 million in dividends from affiliated companies.  With focus on both productivity improvements and preparing for growth, the Company anticipates cash used for capital expenditures will be approximately $30.0 million in 2004.

Net cash used for investing activities was $2.3 million in 2002.  Cash used for capital expenditures of $14.9 million was offset, in part, by the Company’s receipt of $10.0 million from a partial sale of an ownership interest in an affiliated company, $1.5 million from the sale of other assets, and a $1.6 million dividend from an affiliated company.

Net cash used for investing activities was $38.3 million in 2001, primarily reflecting capital expenditures of $38.8 million and the receipt of $0.8 million dividend from an affiliated company.

Financing Activities:  Net cash used for financing activities was $26.9 million in 2003.  On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash; the issuance of $125.0 million aggregate principal amount of 9-7/8% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount; and the establishment of a $115.0 million senior secured credit facility.  The proceeds from the sale of mandatorily redeemable convertible preferred stock were used to provide for the redemption of $46.9 million of the Company’s 7% convertible subordinated notes, due 2003, and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The remaining advances under the then existing senior credit facility were repaid with proceeds from the issuance of the Company’s 9-7/8% senior secured notes, due 2008, and modest drawings under the new senior secured credit facility.  In total, $179.7 million in borrowings under the existing senior credit facility were repaid in the refinancing.  In addition, the Company paid $14.1 million of issuance costs related to the refinancing in the first quarter of 2003.

During 2003, the Company utilized excess cash to repurchase long-term debt and retire capital lease obligations of $37.3 million.  The Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases and $1.7 million principal amount of its 7% convertible subordinated notes due 2011, meeting an annual sinking fund requirement.  The Company also retired a $25.6 million long-term capital lease obligation.  In addition, the Company repaid $1.9 million of other debt, and received $0.3 million under stock incentive plans during 2003.  Net borrowings under the senior secured credit facility were $4.0 million at December 31, 2003.

Net cash used for financing activities was $67.3 million in 2002, as the Company used excess cash to repay a portion of its then existing credit facility, long-term debt and capital lease obligations.

Net cash provided by financing activities was $8.6 million in 2001, largely due to net borrowings of $12.5 million.  During 2001, the Company issued an additional $100.0 million of 9.75% senior subordinated notes, due 2009, at a price of 98.5% at face value.  Net proceeds from the issuance were used to redeem $67.5 million aggregate principal amount of the Company’s outstanding convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003.  In addition, the Company paid $3.5 million of debt issuance costs.

Financial Obligations and Commitments:  As of December 31, 2003, current maturities of notes payable and capital lease obligations were $2.1 million.  With the benefit of the Company’s refinancing in March of 2003, the Company’s next significant scheduled debt maturity will not occur until 2008, with annual debt and capital leases maturities of approximately $2.0 million prior to 2008.  Debt obligations maturing in 2004 include $1.9 million of drawings under certain European credit and overdraft facilities and $0.2 million due under certain capital lease obligations.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company had entered into several capital leases for buildings and warehouses with expirations through 2009.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

On March 19, 2003, as part of its refinancing, the Company entered into the Senior Secured Credit Facility.  Borrowings under the facility as of December 31, 2003 were $4.0 million.  In addition, letters of credit totaling $22.6 million, of which $11.1 million supported a third-party loan to BHA Aero, were issued under the Senior Secured Credit Facility.  As of December 31, 2003, the borrowing base under the credit facility was $71.8 million, providing the Company with undrawn revolver and overdraft revolver availability of $45.2 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.  Borrowings under the Senior Credit Facility mature on March 31, 2008.

The 7% convertible subordinated debentures, due 2011, require annual mandatory redemptions of $1.8 million through a sinking fund, with the principal balance due at maturity.  The Company satisfied the 2004 annual sinking fund requirement in 2003.  The next sinking fund payment is required prior to August 1, 2005.  The outstanding principal of $125.0 million under the 9.875% senior secured notes and the outstanding $330.0 million principal amount under the 9.75% senior subordinated notes mature on October 1, 2008 and January 15, 2009, respectively.

Total letters of credit issued and outstanding were $23.5 million as of December 31, 2003, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  Approximately $22.6 million of these letters of credit were issued under the Senior Secured Credit Facility, with the remaining $0.9 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2004, most, if not all, will be re-issued.

As of December 31, 2003, Hexcel was contingently liable to pay Dainippon Ink and Chemicals, Inc (“DIC”) up to $1.5 million with respect to DIC-Hexcel Limited’s (“DHL”) bank debt under certain defined circumstances through January 31, 2004, unless renewed.  DHL, a composites materials joint venture with Dainippon Ink and Chemicals, Inc., located in Japan, produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  In January 2004, the underlying debt was repaid by DHL, thus eliminating Hexcel’s contingent obligation.

On March 19, 2003, Hexcel issued 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock, which are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and under certain circumstances must be redeemed for cash.  Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  The series B preferred stock does not accrue dividends.

The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments for the years ended 2004 through 2008 and thereafter:

(In millions)

2004

2005

2006

2007

2008

Thereafter

Total

Senior Secured Credit Facility	$—	$—	$—	$—	$4.0	$—	$4.0
European credit and overdraft facilities	1.9	—	—	—	—	—	1.9
9.875% senior secured notes (a)	—	—	—	—	125.0		125.0
9.75% senior subordinated notes (b)	—	—	—	—	—	330.0	330.0
7.0% convertible subordinated debentures	—	1.8	1.8	1.8	1.8	13.8	21.0
Capital leases	0.2	0.3	0.3	0.3	0.4	2.6	4.1
Subtotal	2.1	2.1	2.1	2.1	131.2	346.4	486.0
Operating leases	4.7	4.2	3.5	2.3	1.8	9.3	25.8
Total financial obligations	$6.8	$6.3	$5.6	$4.4	$133.0	$355.7	$511.8

Letters of credit	$23.5	$—	$—	$—	$—	$—	$23.5
Benefit plan contributions	5.9	—	—	—	—	—	5.9
Other commitments	1.5	—	—	—	—	—	1.5
Total commitments	$30.9	$—	$—	$—	$—	$—	$30.9

(a)          At December 31, 2003, the unamortized discount on the $125.0 million of 9.875% senior secured notes issued March 19, 2003 was $1.1 million.

(b)         At December 31, 2003, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2001, was $1.0 million.  In addition, the notes were reduced by the fair value basis adjustment of $0.5 million attributable to certain interest rate swap agreements.

In May 2004, the loan to the Company’s BHA Aero joint venture in China supported by the $11.1 million letter of credit is due.  BHA Aero and its shareholders are currently exploring how it may be refinanced.  Such refinancing may require additional cash equity contributions and/or guarantees to be provided by BHA Aero’s shareholders.   The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.

The Company’s ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets.  The Company’s future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  The Company has significant leverage and there can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under its Senior Secured Credit Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs.  The Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

For further information regarding the Company’s financial obligations and commitments, see Notes 2, 8, 9, 10 and 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Critical Accounting Policies

Hexcel’s discussion and analysis of its financial condition and results of operations are based upon Hexcel’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires Hexcel to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.  Although Hexcel evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, on an on-going basis, actual results may differ from these estimates under different assumptions or conditions.  Hexcel believes the following items are the Company’s critical accounting policies and more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Hexcel estimates the collectibility of its accounts receivable from customers by establishing allowances for doubtful accounts. A considerable amount of judgment is necessary to assess the realizability of these receivables and the credit-worthiness of each customer.  If the financial condition of Hexcel’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Hexcel provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on actual warranty experience.  While Hexcel engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component and material suppliers, Hexcel’s product warranty obligations are affected by product failure rates and material usage.  Should actual product failure rates and material usage differ from the Company’s estimates, revisions to the estimated product warranty costs would be required.

Hexcel had recorded significant reserves in connection with its business consolidation and restructuring programs initiated prior to its adoption of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“FAS 146”) as of January 1, 2003.  These reserves included estimates for employee severance costs, the settlement of contractual obligations, the fair value of certain assets held for sale and the timing of facility closures.  Management closely monitors these actions and the related costs, and believes such estimates to be reasonable.  However, if actual results differ from these estimates, it would have an impact on Hexcel’s financial performance in the period such revision was made.  In addition, certain of the expenses associated with the Company’s previously initiated business consolidation and restructuring programs, including equipment moving and relocation costs, are expensed as incurred.  As the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, the Company will recognize and measure, initially at fair value, a liability for costs associated with future business consolidation and restructuring programs as the liability is incurred.

Hexcel has recorded goodwill as a result of prior business acquisitions.  Goodwill recorded represents the excess of purchase price over the fair value of the identifiable net assets of an acquired business.  Effective January 1, 2002, Hexcel adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years.  As a result of adopting FAS 142, goodwill is no longer amortized but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  No impact to the Company’s consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142.  The Company’s annual impairment testing date is during the fourth quarter of each year.  In 2001, the Company recognized an impairment charge of $309.1 on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).

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

Hexcel records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While Hexcel has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, these factors are highly subjective and are subject to change based upon market conditions, the Company’s ability to execute its restructuring programs and other factors.  Hexcel recorded a valuation allowance against nearly all of its U.S. deferred tax assets in 2001, and against all of its Belgian deferred tax assets in 2003.

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

Hexcel holds equity interests in affiliated companies having operations or technology in areas within its strategic focus.  Hexcel records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  This judgmental decision reflects many factors.  Future adverse changes in market conditions or poor operating results of underlying investments could result in further losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.   The Company recorded investment impairment charges of $4.0 million in 2002 and $7.8 million in 2001, relating to its investments in Asahi-Schwebel Co. Ltd. and Interglas Technologies AG, respectively.

Hexcel has designated certain derivative financial instruments as foreign exchange hedges of future sales transactions at certain foreign subsidiaries.  Unrealized gains and losses on these foreign exchange contracts have not been recognized in the Company’s consolidated statements of operations based on management’s determination that the forecasted sales are probable of occurring and that the hedges have been effective in mitigating the foreign exchange risks associated with these future sales.  The hedging contracts cover only a portion of the forecasted sales, and therefore, management considers the likelihood of not reaching the designated level of forecasted sales to be low.  However, if the designated levels of forecasted sales are not achieved in the timeframe that management anticipates, Hexcel would need to report the unrealized gains and losses on these derivative instruments in income.

Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

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

Hexcel attempts to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, the Company employs interest rate swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rates and net currency exposures.  The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  The Company does not use financial instruments for trading or speculative purposes.

Interest Rate Risks

Hexcel’s long-term debt bears interest at both fixed and variable rates.  In addition, and because of the relatively high percentage of debt that is at a fixed rate, the Company has entered into interest rate swap agreements.  These interest rate swap agreements have increased the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company’s variable rate debt and swap agreements, interest expense for 2003 of $53.6 million would have been $52.9 million and $54.3 million, respectively.

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The aggregate fair value and carrying amount of these swap agreements, as of December 31, 2003, was a $0.5 million reduction in notes payable.  For the year ended December 31, 2003, hedge ineffectiveness was immaterial, and a net gain of $0.5 million was recognized as a reduction in “interest expense.”

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of December 31, 2003 was a $2.5 million liability.  During 2003, hedge ineffectiveness was immaterial.  A net loss of $0.5 million for the year ended December 31, 2003, was recognized as a component of “comprehensive income (loss)”.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Interest Rate Cap Agreement

In 1998, the Company entered into a five-year interest rate cap agreement that provided a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the former Senior Credit Facility.  The interest rate cap agreement expired on October 29, 2002.  The hedge ineffectiveness for the period ended October 29, 2002 and the year ended December 31, 2001, were not material.

Foreign Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 45% of its 2003 consolidated net sales.  The Company’s European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  The Company also conducts business or has joint venture investments in Japan, China, Malaysia, and Australia, and sells products to customers throughout the world.  A significant portion of the Company’s transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company’s exposure to short-term currency fluctuations involving these countries.  However, the value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

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

Hexcel has performed a sensitivity analysis as of December 31, 2003 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of the Company’s foreign currency contracts offset by the underlying exposures.  The foreign currency exchange rates used were based on market rates as of December 31, 2003.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in fair values of $3.2 million.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, in 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  During the fourth quarter of 2003, Hexcel entered into similar contracts to also exchange U.S. dollars for Euros through March 2005.  The aggregate notional amount of these contracts was $62.9 million and $58.0 million at December 31, 2003 and 2002, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net gain of $3.0 million and $9.3 million in 2003 and 2002, respectively, and a net loss of $5.9 million in 2001.  Approximately $5.8 million of the amount recorded in “accumulated other comprehensive income” is expected to be reclassified into earnings in fiscal 2004 as the hedged sales are recorded.

Utility Price Risks

The Company has exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas.  To minimize the risk, the Company enters into fixed price contracts at certain of its manufacturing locations for a portion of its energy usage for periods of up to three years.  Although these contracts would reduce the risk to the Company during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on the consolidated results of operations of the Company.

Other Risks

As of December 31, 2003, the aggregate fair values of the Company’s senior secured notes, due 2008; senior subordinated notes, due 2009; and the convertible subordinated debentures, due 2011, were approximately $140.9 million, $345.7 million and $17.5 million, respectively.  The convertible subordinated debentures are convertible into Hexcel common stock at a price of $30.72 per share.  Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value.  The fair values are subject to fluctuations based on the Company’s performance, its credit rating, and changes in interest rates for debt securities with similar terms.  Due to the conversion feature in the convertible subordinated debentures, changes in the value of the Company’s stock may affect the fair value of these convertible securities.

Assuming that all other factors remain constant, the fair values of Hexcel’s convertible subordinated debentures, due 2011, would not be significantly impacted by a 10% change, either favorable or unfavorable, in the market price of the Company’s common stock.

Although fair value may be a proxy for the cost to repay the Company’s indebtedness, the trust indentures for the Company’s senior secured notes, due 2008; senior subordinated notes, due 2009; and convertible subordinated debentures, due 2011 require that the Company to repay the principal value of the indebtedness at maturity.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  The FASB later revised FIN 46 in December 2003, providing multiple effective dates based on the nature as well as the creation date of the variable interest entities (“VIEs”).  FIN 46 explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity.  Accordingly, FIN 46 requires an existing unconsolidated VIE to be consolidated by their “primary beneficiaries” with further disclosure.  An enterprise that holds a significant interest in a VIE but is not the primary beneficiary is still required to include the following additional disclosures:  (i) the nature of its involvement and when the involvement began, (ii) the nature, purpose, size and activities of the entity, and (iii) the enterprise’s maximum exposure to loss as a result of its involvement.  The Company has considered its investments in affiliated companies and believes that certain of these affiliated companies would be considered VIEs.  However, management believes that the Company is not the primary beneficiary of such entities; and therefore, is not required to consolidate such entities into its accounts.  As such the Company has continued to use the equity method of accounting for these entities.  The Company has made additional disclosures required of an enterprise that holds a significant interest in a VIE but is not the primary beneficiary (see Note 7 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 was effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company adopted the provisions of FAS 149 during the third quarter of 2003 with no impact to its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position.  It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer.  In addition, FAS 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in a company’s statement of operations.  FAS 150 became effective during the third quarter of 2003.  At the effective date, the Company determined that the requirements of FAS 150 do not apply to the Company’s outstanding mandatorily redeemable convertible preferred stock.  FAS 150, as issued, created an exclusion for mandatorily redeemable convertible preferred stock which is convertible into shares of common stock at the option of the holder at any time at a conversion price that is “not so far out of the money at the option’s inception that the likelihood of conversion would be remote.”  Since, at the issuance date, the holders’ conversion price of $3.00 per share approximated the price of the Company’s common stock of $2.93 per share, the Company’s mandatorily redeemable convertible preferred stock issuance met the requirements for such exclusion from FAS 150.  As a result, upon adoption, the Company did not reclassify its mandatorily redeemable convertible preferred stock to a liability, nor was it required to treat its deemed preferred dividends and accretion as interest expense.  The accounting for the mandatorily redeemable preferred stock will remain the same as presented in prior periods.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”  (“FAS 132”).  While the revised FAS 132 retains the disclosures required by the previous statement, additional disclosures have been added in response to concerns expressed by users of financial statements.  Those additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  Certain of these additional disclosures for U.S. plans are required in a company’s financial statements effective December 15, 2003, while other disclosures and the disclosures for foreign plans are required in a company’s financial statements effective June 15, 2004.   The Company has made the additional disclosures required for its U.S. plans (see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2004 and beyond; (c) expectations regarding future business trends in the electronics fabrics industry; (d) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (e) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (f) estimates of changes in net sales by market compared to 2003; (g) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (h) expectations regarding working capital trends and capital expenditures; (i) the availability and sufficiency of the Senior Secured Credit Facility and other financial resources to fund the Company’s worldwide operations in 2004 and beyond; and (j) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel.  These reports and practices are reviewed regularly by management and by the Company’s independent auditors, PricewaterhouseCoopers LLP, in connection with the audit of the Company’s consolidated financial statements.  The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent auditors.

/s/ DAVID E. BERGES
David E. Berges
Chief Executive Officer

/s/ STEPHEN C. FORSYTH
Stephen C. Forsyth
Chief Financial Officer

/s/ WILLIAM J. FAZIO
William J. Fazio
Chief Accounting Officer

Report of Independent Auditors

To the Board of Directors and
Stockholders of Hexcel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 2004

Hexcel Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In millions, except per share data)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$41.7	$8.2
Accounts receivable, net	126.2	117.3
Inventories, net	120.5	113.6
Prepaid expenses and other current assets	16.2	9.2
Total current assets	304.6	248.3

Net property, plant and equipment	293.9	309.4
Goodwill	76.9	74.4
Investments in affiliated companies	7.4	34.0
Other assets	39.9	42.0

Total assets	$722.7	$708.1

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.1	$621.7
Accounts payable	64.1	54.9
Accrued compensation and benefits	42.3	37.6
Accrued interest	18.3	19.1
Business consolidation and restructuring liabilities	5.9	10.5
Other accrued liabilities	31.2	35.3
Total current liabilities	163.9	779.1

Long-term notes payable and capital lease obligations	481.3	—
Long-term retirement obligations	49.7	48.1
Other non-current liabilities	15.2	8.3
Total liabilities	710.1	835.5

Commitments and contingencies (see Note 17)

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 40.0 shares issued at December 31, 2003; and 100.0 shares of stock authorized, and 39.8 shares issued at December 31, 2002	0.4	0.4
Additional paid-in capital	303.5	288.2
Accumulated deficit	(392.6)	(381.5)
Accumulated other comprehensive income (loss)	8.8	(21.2)
	(79.9)	(114.1)
Less: Treasury stock, at cost, 1.3 shares at December 31, 2003 and 2002	(13.5)	(13.3)
Total stockholders’ equity (deficit)	(93.4)	(127.4)

Total liabilities and stockholders’ equity (deficit)	$722.7	$708.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2003	2002	2001

Net sales	$896.9	$850.8	$1,009.4
Cost of sales	722.4	689.5	818.6
Gross margin	174.5	161.3	190.8
Selling, general and administrative expenses	95.0	85.9	120.9
Research and technology expenses	17.7	14.7	18.6
Business consolidation and restructuring expenses	4.0	0.5	58.4
Impairment of goodwill and other purchased intangibles	—	—	309.1
Operating income (loss)	57.8	60.2	(316.2)
Interest expense	(53.6)	(62.8)	(64.8)
Other income (expense), net	(0.4)	10.3	(2.7)
Income (loss) before income taxes	3.8	7.7	(383.7)
Provision for income taxes	13.5	11.3	40.5
Loss before equity in losses	(9.7)	(3.6)	(424.2)
Equity in losses of and write-downs of an investment in affiliated companies	(1.4)	(10.0)	(9.5)
Net loss	(11.1)	(13.6)	(433.7)
Deemed preferred dividends and accretion	(9.6)	—	—
Net loss available to common shareholders	$(20.7)	$(13.6)	$(433.7)

Net loss per common share:
Basic	$(0.54)	$(0.35)	$(11.54)
Diluted	$(0.54)	$(0.35)	$(11.54)

Weighted-average common shares outstanding:
Basic	38.6	38.4	37.6
Diluted	38.6	38.4	37.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
(In millions)	Par	Additional Paid-in Capital
Balance, January 1, 2001	$0.4	$280.7	$65.8	$(20.0)	$(11.2)	$315.7

Net loss			(433.7)			(433.7)	$(433.7)
Currency translation adjustment				(12.1)		(12.1)	(12.1)
Net unrealized loss on financial instruments				(5.9)		(5.9)	(5.9)
Minimum pension obligation				(1.7)		(1.7)	(1.7)
Comprehensive loss							$(453.4)
Activity under stock plans and other		7.0			(1.9)	5.1
Balance, December 31, 2001	$0.4	$287.7	$(367.9)	$(39.7)	$(13.1)	$(132.6)

Net loss			(13.6)			(13.6)	$(13.6)
Currency translation adjustment				19.6		19.6	19.6
Net unrealized gain on financial instruments				9.3		9.3	9.3
Minimum pension obligation				(10.4)		(10.4)	(10.4)
Comprehensive income							$4.9
Activity under stock plans and other		0.5			(0.2)	0.3
Balance, December 31, 2002	$0.4	$288.2	$(381.5)	$(21.2)	$(13.3)	$(127.4)

Net loss			(11.1)			(11.1)	$(11.1)
Currency translation adjustment				29.6		29.6	29.6
Net unrealized gain on financial instruments				2.5		2.5	2.5
Minimum pension obligation				(2.1)		(2.1)	(2.1)
Comprehensive income							$18.9
Beneficial conversion feature on convertible preferred stock		23.4				23.4
Deemed preferred stock dividends and accretion		(9.6)				(9.6)
Activity under stock plans and other		1.5			(0.2)	1.3
Balance, December 31, 2003	$0.4	$303.5	$(392.6)	$8.8	$(13.5)	$(93.4)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2003	2002	2001

Cash flows from operating activities
Net loss	$(11.1)	$(13.6)	$(433.7)
Reconciliation to net cash provided by operations:
Depreciation	52.2	47.2	50.7
Amortization of debt discount and deferred financing costs	3.5	4.0	4.0
Amortization of goodwill and other intangibles assets	—	—	12.5
Deferred income taxes	4.8	1.7	27.6
Business consolidation and restructuring expenses	4.0	0.5	58.4
Business consolidation and restructuring payments	(9.1)	(24.3)	(12.0)
Impairment of goodwill and other purchased intangibles	—	—	309.1
Equity in losses of and write-downs of an investment in affiliated companies	1.4	10.0	9.5

Changes in assets and liabilities:
Decrease in accounts receivable	5.9	35.6	4.6
Decrease in inventories	2.7	25.8	20.6
Decrease (increase) in prepaid expenses and other current assets	0.9	(1.7)	1.1
Decrease in accounts payable and accrued liabilities	(7.9)	(15.7)	(19.2)
Changes in other non-current assets and long-term liabilities	(0.4)	(3.6)	1.8
Net cash provided by operating activities	46.9	65.9	35.0

Cash flows from investing activities
Capital expenditures	(21.6)	(14.9)	(38.8)
Proceeds from sale of an ownership in an affiliated company	23.0	10.0	—
Proceeds from sale of assets	5.7	1.5	—
Dividends from affiliated companies	2.0	1.6	0.8
Other	—	(0.5)	(0.3)
Net cash provided by (used for) investing activities	9.1	(2.3)	(38.3)

Cash flows from financing activities
Proceeds from senior secured credit facility, net	4.0	—	—
Repayments of capital lease obligations and other debt, net	(39.2)	(9.9)	(110.6)
Proceeds from issuance of 9-7/8% senior secured notes, net of discount	123.7	—	—
Proceeds (repayments) of senior credit facility, net	(179.7)	(57.4)	24.6
Redemption of 7% convertible subordinated notes	(46.9)	—	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—	—
Proceeds from issuance of 9-3/4% senior subordinated notes, net	—	—	98.5
Issuance costs related to debt and equity offerings	(14.1)	—	(3.5)
Activity under stock plans and other	0.3	—	(0.4)
Net cash provided by (used for) financing activities	(26.9)	(67.3)	8.6
Effect of exchange rate changes on cash and cash equivalents	4.4	0.3	1.2
Net increase (decrease) in cash and cash equivalents	33.5	(3.4)	6.5
Cash and cash equivalents at beginning of year	8.2	11.6	5.1
Cash and cash equivalents at end of year	$41.7	$8.2	$11.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

The consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”), after elimination of intercompany transactions and accounts. Investments in affiliated companies in which the Company’s interests are generally between 20% and 50%, and where the Company does not control the financial and operating decisions, nor is the primary beneficiary, are accounted for using the equity method of accounting.

In January 2003, later revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity.  Accordingly, FIN 46 requires existing unconsolidated VIEs to be consolidated by their “primary beneficiaries.”  The Company has considered its investments in affiliated companies and believes that certain of these affiliated companies would be considered VIEs.  However, management believes that the Company is not the primary beneficiary of such entities; and therefore, is not required to consolidate such entities into its accounts (see Note 7).

Hexcel is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets.  The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards for computers and cellular telephones, soft body armor, wind turbine blades, high-speed trains, cars and trucks, window blinds, bicycles, skis, snowboards and other recreational equipment.

The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in the Peoples Republic of China and Australia.  The Company is also an investor in four joint ventures; one of which manufactures and markets reinforcement products in the United States; one of which manufactures and markets composite materials in Japan; and two of which manufacture composite structures and interiors in Asia.

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

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2003 and 2002, inventory allowances were $20.7 million and $21.3 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

Goodwill and Other Purchased Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 to 40 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  FAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  No impact to the Company’s consolidated financial statements was identified upon completion of the transitional impairment test required by FAS 142.  The Company’s annual impairment testing date is during the fourth quarter of each year.  In 2001, the Company recognized an impairment charge of $309.1 million on goodwill and other purchased intangibles acquired through previous acquisitions (see Note 6).

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

Investments

The Company has investments in affiliated companies with equity interests ranging from 25% to 50%.  Upon application of FIN 46, the Company believes that certain of these affiliated companies would be considered VIEs.  However, Hexcel does not control the financial and operating decisions of these companies, nor does the Company consider itself the primary beneficiary of these entities.  As such, the Company accounts for its share of the operating performance of these affiliated companies using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.  The Company reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.  The Company records an investment impairment charge when the decline in value is considered to be other than temporary.  The Company recorded an impairment of $4.0 million in 2002 and $7.8 million in 2001, relating to its investments in Asahi-Schwebel Co. Ltd. and Interglas Technologies AG, respectively (see Note 7).

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 7 to 10 years.  At December 31, 2003 and 2002, deferred debt financing costs were $14.3 million and $11.7 million, net of accumulated amortization of $6.5 million and $14.5 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock, restricted stock units and similar stock-based plans over the defined vesting periods.  As of December 31, 2003, the Company had several on-going stock-based compensation plans, including stock options and various forms of restricted stock unit awards, which are described further in Note 14.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net loss available to common shareholders and net loss per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) for the years ended December 31, 2003, 2002 and 2001 are as follows:

(in millions, except per share data)	2003	2002	2001

Net loss available to common shareholders:
Net loss available to common shareholders, as reported	$(20.7)	$(13.6)	$(433.7)
Add: Stock-based compensation expense included in reported net income, net of tax	0.8	0.8	2.0
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(4.2)	(6.0)	(5.9)
Pro forma net loss available to common shareholders	$(24.1)	$(18.8)	$(437.6)

Net loss per common share:
Basic net loss per common share:
As reported	$(0.54)	$(0.35)	$(11.54)
Pro forma	$(0.62)	$(0.49)	$(11.64)

Diluted net loss per common share:
As reported	$(0.54)	$(0.35)	$(11.54)
Pro forma	$(0.62)	$(0.49)	$(11.64)

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel’s consolidated results of operations in 2003, 2002 or 2001.

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

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping and handling costs billed to the customer for reimbursement purposes are not significant.

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

During the fourth quarter of 2003, the Company established a non-cash valuation allowance of $4.7 million on a deferred tax asset previously recognized by its Belgian subsidiary.  In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets.  The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. and Belgian taxable income during the carry-forward periods improve (see Note 13).

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to two customers and their related subcontractors accounted for approximately 42%, 37%, and 39% of the Company’s 2003, 2002 and 2001 net sales, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2003 and 2002, the allowance for doubtful accounts was $4.2 million and $5.1 million, respectively.  Bad debt expense was $1.3 million in 2003 and $3.4 million in 2001, and a net credit of $(0.9) million in 2002.

Derivative Financial Instruments

Hexcel uses various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income.  The Company designates its interest rate swap agreements as cash flow hedges against specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials may occur.  The Company does not use financial instruments for trading or speculative purposes.

Effective January 1, 2001, Hexcel adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations (see Note 16).

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  The FASB later revised FIN 46 in December 2003, providing multiple effective dates based on the nature as well as the creation date of the variable interest entities (“VIEs”).  FIN 46 explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity.  Accordingly, FIN 46 requires an existing unconsolidated VIE to be consolidated by their “primary beneficiaries” with further disclosure.  An enterprise that holds a significant interest in a VIE but is not the primary beneficiary is still required to include the following additional disclosures:  (i) the nature of its involvement and when the involvement began, (ii) the nature, purpose, size and activities of the entity, and (iii) the enterprise’s maximum exposure to loss as a result of its involvement.  The Company has considered its investments in affiliated companies and believes that certain of these affiliated companies would be considered VIEs.  However, management believes that the Company is not the primary beneficiary of such entities; and therefore, is not required to consolidate such entities into its accounts.  As such the Company has continued to use the equity method of accounting for these entities.  The Company has made additional disclosures required of an enterprise that holds a significant interest in a VIE but is not the primary beneficiary (see Note 7).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 was effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company adopted the provisions of FAS 149 during the third quarter of 2003 with no impact to its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position.  It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer.  In addition, FAS 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in a company’s statement of operations.  FAS 150 became effective during the third quarter of 2003.  At the effective date, the Company determined that the requirements of FAS 150 do not apply to the Company’s outstanding mandatorily redeemable convertible preferred stock.  FAS 150, as issued, created an exclusion for mandatorily redeemable preferred stock which is convertible into shares of common stock at the option of the holder at any time at a conversion price that is “not so far out of the money at the option’s inception that the likelihood of conversion would be remote.”  Since, at the issuance date, the holders’ conversion price of $3.00 per share approximated the price of the Company’s common stock of $2.93 per share, the Company’s mandatorily redeemable convertible preferred stock issuance met the requirements for such exclusion from FAS 150.  As a result, upon adoption, the Company did not reclassify its mandatorily redeemable convertible preferred stock to a liability, nor was it required to treat its deemed preferred dividends and accretion as interest expense.  The accounting for the mandatorily redeemable convertible preferred stock will remain the same as presented in prior periods.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”  (“FAS 132”).  While the revised FAS 132 retains the disclosures required by the previous statement, additional disclosures have been added in response to concerns expressed by users of financial statements.  Those additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  Certain of these additional disclosures for U.S. plans are required in a company’s financial statements effective December 15, 2003, while other disclosures and the disclosures for foreign plans are required in a company’s financial statements effective June 15, 2004.  The Company has made the additional disclosures required for its U.S. plans (see Note 12).

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2003 presentation.

Note 2 – Refinancing of Capital Structure

On March 19, 2003, Hexcel successfully completed the refinancing of its capital structure through the simultaneous closings of three financing transactions: the sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes due 2008, and the establishment of a $115.0 million senior secured credit facility, also due 2008.

The proceeds from the sale of the mandatorily redeemable convertible preferred stock were used to provide for the redemption of $46.9 million principal amount, plus accrued interest, of the Company’s 7% convertible subordinated notes due 2003, and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The remaining advances under the then existing senior credit facility, after the application of the equity proceeds, were repaid with proceeds from the issuance of the Company’s 9-7/8% senior secured notes due 2008 and modest drawings under the new senior secured credit facility.  In connection with the refinancing, the Company incurred a $4.0 million loss in 2003 on early retirement of debt due to the write-off of unamortized deferred financing costs related to the then existing senior credit facility and the 7% convertible subordinated notes due 2003.  The loss on early retirement of debt was included in other income (expense) in the consolidated statements of operations.

With the benefit of the financing transactions, the Company’s next significant scheduled debt maturity will not occur until 2008, with annual debt and capital lease maturities of approximately $2.0 million prior to 2008 (see Notes 8, 9, 10 and 21).

Note 3 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2003, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$2.4	$0.3	$2.7
Business consolidation and restructuring expenses	34.5	23.9	58.4
Cash expenditures	(6.4)	(5.6)	(12.0)
Non-cash usage, including asset write-downs	—	(15.7)	(15.7)
Balance as of December 31, 2001	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)
Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustment	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Total non-cash items	—	—	—
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustment	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  In connection with the program, the Company recognized charges of $47.9 million in 2001.  The Company continued the implementation of this program in 2002 and 2003, further reducing its workforce over 25% since the announcement to 4,084 employees as of December 31, 2003.

In 2003, the Company recognized a net change in estimate increasing business consolidation and restructuring expenses related to this program by $0.3 million, as additional severance expense of $0.4 million was offset in part by a $0.1 million reduction in accrued liabilities for facility and equipment.  In 2002, the Company recognized a net change in estimate reducing business consolidation and restructuring expenses related to this program by $0.7 million.  This decrease in 2002 resulted from a $1.8 million reduction of previously accrued liabilities as employee severance and other benefit costs were lower than previously expected, offset in part, by a $1.1 million increase in restructuring liabilities for facility lease termination costs.  Additional business consolidation and restructuring expenses related to this program for equipment relocation and re-qualification costs of $2.2 million and $1.2 million were expensed as incurred in 2003 and 2002, respectively.

Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$—	$—	$—
Business consolidation and restructuring expenses	30.8	17.1	47.9
Cash expenditures	(3.2)	—	(3.2)
Non-cash usage, including asset write-downs	—	(14.3)	(14.3)
Balance as of December 31, 2001	$27.6	$2.8	$30.4
Business consolidation and restructuring expenses
Current period expenses	—	1.2	1.2
Change in estimated expenses	(1.8)	1.1	(0.7)
Net business consolidation and restructuring expenses	(1.8)	2.3	0.5
Cash expenditures	(18.9)	(2.1)	(21.0)
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Currency translation adjustment	0.9	—	0.9
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Business consolidation and restructuring expenses
Current period expenses	—	2.2	2.2
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	2.1	2.5
Cash expenditures	(4.6)	(2.8)	(7.4)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustment	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9

July 2001 Program

As a result of the weakness in the electronics market, the Company initiated cost reduction actions in July 2001.  These actions incorporated steps to furlough employees, idle manufacturing facilities and cut non-essential expenditures, by effecting a reduction in the work force of approximately 275 employees primarily in the Reinforcements and Composites business segments.  In connection with the program, the Company recognized a charge of $3.9 million in 2001.  During 2002, the Company reviewed its remaining liability under the program and recognized a change in estimate reducing business consolidation and restructuring expenses by $0.6 million, as employee severance and other benefit costs were lower than previously expected.

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

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999.  The primary purpose of these programs was to integrate acquired assets and operations into the Company, and to close or restructure insufficiently profitable facilities and activities.  Due to aerospace industry requirements to “qualify” specific equipment and manufacturing processes for certain products, some business consolidation actions have taken up to three years to complete.  These qualification requirements increase the complexity, cost and time of moving equipment and rationalizing manufacturing activities.  In connection with these business consolidation programs, the Company closed three manufacturing facilities, vacated manufacturing space, and eliminated more than 700 manufacturing, marketing and administrative positions.

The Company added two further actions to the September 1999 business consolidation program in 2000.  The Company decided to close the two smaller of its four U.S. prepreg manufacturing facilities – one in Lancaster, Ohio and another in Gilbert, Arizona.  The Gilbert, Arizona facility was closed in 2001 and the closure of the Lancaster, Ohio facility was completed in 2002.  The manufacturing output from these two plants is now being produced by the two remaining U.S. prepreg facilities in Livermore, California and Salt Lake City, Utah.

In 2002, the Company recognized a change in estimate reducing business consolidation expenses related to this program by $0.5 million, as actual employee severance was lower than previously expected.  In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.  Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million, $1.6 million and $6.5 million in 2003, 2002 and 2001, respectively.  Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.

Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$2.4	$0.3	$2.7
Business consolidation expenses	0.1	6.5	6.6
Cash expenditures	(1.1)	(5.4)	(6.5)
Non-cash usage, including asset write-downs	—	(1.4)	(1.4)
Balance as of December 31, 2001	$1.4	$—	$1.4
Business consolidation expenses
Current period expenses	—	1.6	1.6
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(0.5)	—	(0.5)
Net business consolidation expenses	(0.5)	1.1	0.6
Cash expenditures	(0.7)	(1.6)	(2.3)
Non-cash reversal of 1999 business consolidation expenses	—	0.5	0.5
Balance as of December 31, 2002	$0.2	$—	$0.2
Business consolidation expenses	—	1.5	1.5
Cash expenditures	(0.2)	(1.5)	(1.7)
Balance as of December 31, 2003	$—	$—	$—

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  In addition, the Company has continued to work on the rationalization of its European honeycomb manufacturing operations and the consolidation of its European manufacturing of architectural products and products used as reinforcement for composite materials.  The Company continues to explore opportunities for high volume process automation and the industrialization of products and processes.  The objectives of these actions are to both produce long-term savings and to position the Company for growth.  These business consolidation and restructuring actions will be accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  This change in accounting, adopted as of January 1, 2003, is expected to result in a delayed recognition of certain types of costs, especially facility closure costs.

Note 4 - Inventories

	December 31,
(in millions)	2003	2002
Raw materials	$42.9	$40.7
Work in progress	35.9	37.6
Finished goods	41.7	35.3
Inventories	$120.5	$113.6

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2003	2002
Land	$22.6	$21.1
Buildings	151.9	140.2
Equipment	496.6	470.7
Construction in Progress	16.9	10.8
Property, plant and equipment	688.0	642.8
Less accumulated depreciation	(394.1)	(333.4)
Net property, plant and equipment	$293.9	$309.4

Note 6 - Goodwill and Other Purchased Intangibles

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2003 and 2002, the consolidated statements of operations include amortization expense of $12.5 million in 2001.

Net loss available to common shareholders and net loss per common share for the years ended December 31, 2003, 2002 and 2001, adjusted to exclude amortization expense, net of tax, are as follows:

(in millions)	2003	2002	2001
Net loss available to common shareholders:
Net loss available to common shareholders	$(20.7)	$(13.6)	$(433.7)
Goodwill amortization, net of tax	—	—	11.2
Adjusted net loss available to common shareholders	$(20.7)	$(13.6)	$(422.5)

Basic net loss per common share:
Net loss per common share	$(0.54)	$(0.35)	$(11.54)
Goodwill amortization, net of tax	—	—	0.30
Adjusted basic net loss per common share	$(0.54)	$(0.35)	$(11.24)

Diluted net loss per common share:
Net loss per common share	$(0.54)	$(0.35)	$(11.54)
Goodwill amortization, net of tax	—	—	0.30
Adjusted diluted net loss per common share	$(0.54)	$(0.35)	$(11.24)

Changes in the carrying amount of goodwill for the years ended December 31, 2003, 2002 and 2001, by reportable segment, are as follows:

(in millions)	Reinforcements	Composites	Structures	Total
Balance as of January 1, 2001	$341.2	$32.7	$17.8	$391.7
Amortization of goodwill and other purchased intangibles	(9.1)	(2.2)	(1.2)	(12.5)
Impairment of goodwill and other purchased intangibles	(292.1)	(17.0)	—	(309.1)
Acquired goodwill	—	2.9	—	2.9
Currency translation adjustments	(0.1)	(0.5)	—	(0.6)
Balance as of December 31, 2001	$39.9	$15.9	$16.6	$72.4
Currency translation adjustments	0.2	1.8	—	2.0
Balance as of December 31, 2002	$40.1	$17.7	$16.6	$74.4
Reduction of goodwill for sale of assets	—	—	(0.5)	(0.5)
Currency translation adjustments	0.2	2.4	—	2.6
Other	—	0.4	—	0.4
Balance as of December 31, 2003	$40.3	$20.5	$16.1	$76.9

As of December 31, 2003 and 2002, other purchased intangibles had no carrying value.

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

Note 7 – Investments in Affiliated Companies

In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China.  Revenues of BHA Aero for the year ended December 31, 2003 were $7.9 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar,

Malaysia.  Revenues of Asian Composites for the year ended December 31, 2003 were $10.9 million.  Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them.  As of December 31, 2003, Hexcel had an equity investment balance of $1.2 million and an aggregate receivable balance of $2.7 million related to these joint ventures.  In addition, each of the equity owners of BHA Aero, including the Company, has an obligation to support a third party loan on a proportionate basis to their equity ownership interest.  The Company has met this obligation through an outstanding letter of credit of $11.1 million.  The third party loan is due in May 2004, and BHA and its shareholders are currently exploring how it may be refinanced.  Such refinancing will probably require additional equity contributions by BHA’s shareholders.  Apart from the accounts receivable balances, the letter of credit supporting the third party loan to BHA and its remaining investment in these ventures, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites (see Note 17).

As part of an acquisition in 1998, Hexcel obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan, which in turn owns interests in two joint ventures in Taiwan – a 50% interest in Nittobo Asahi Glass and a 51% interest in Asahi-Schwebel Taiwan; and a 50% share in Clark-Schwebel Tech-Fab Company (now TechFab LLC, “TechFab”), headquartered in the United States.  Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications.  As of December 31, 2003, the Company no longer had an equity investment in either Interglas or Asahi-Schwebel.  Tech-Fab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  TechFab revenues were approximately $26 million in 2003.  At December 31, 2003, Hexcel had an equity investment balance in TechFab of $6.2 million.  Hexcel has no other significant exposures to loss with these former and existing joint venture investments.

In 2003, the Company exercised an option to sell its remaining interest in a Japanese electronics joint venture, Asahi-Schwebel, for $23.0 million in cash.  No gains or losses were recorded on the sale, as the Company had previously written-down the carrying value of its remaining equity investment to $23.0 million in 2002.  The Company had previously agreed with its partner in Asahi-Schwebel to restructure its minority interest in 2002.  Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million.  The agreement also included, among other matters, a put option effective for a six-month period beginning July 1, 2003 in favor of the Company to sell and a call option in favor of the Company’s joint venture partner to purchase the Company’s remaining ownership interest in the joint venture for $23.0 million.  Reflecting these terms, the Company wrote-down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million in 2002, recording a non-cash impairment charge of $4.0 million.  There was no tax benefit recognized on the write-down.

Also in 2003, Hexcel sold its equity interest in Interglas for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gain or loss was recorded as a result of the sale, as Hexcel had previously recognized a full impairment of the remaining value of its equity interest in Interglas.  In 2001, the Company wrote-down its investment in Interglas by $7.8 million.  The write-down was the result of an assessment that an other-than-temporary decline in value of the investment had occurred due to a severe industry downturn and the resulting impact on the financial condition of this company.  The amount of the write-down was determined based on available market information and appropriate valuation methodologies.  The Company did not record deferred tax benefits on the write-down because of limitations imposed by foreign tax laws and the Company’s ability to realize the tax benefits.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  DHL revenues were $10.4 million in 2003.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at December 31, 2003.  However, as of December 31, 2003 Hexcel was contingently liable to pay DIC up to $1.5 million with respect to DHL’s debt under certain defined circumstances through January 31, 2004, unless renewed.  The underlying debt was repaid by DHL in January 2004, and therefore Hexcel believes its contingent obligation has been eliminated.

Summarized condensed combined balance sheets of Hexcel’s owned joint ventures as of December 31, 2003 and 2002, and summarized condensed combined statements of operations for periods of Hexcel’s ownership during the three years ended December 31, 2003 are as follows:

(in millions)	December 31,
Summarized Condensed Combined Balance Sheets	2003	2002
Current assets	$21.6	$106.0
Noncurrent assets	75.0	209.7
Total assets	$96.6	$315.7

Current liabilities	$55.9	$66.8
Noncurrent liabilities	11.3	99.2
Total liabilities	67.2	166.0

Minority Interest	—	20.3

Partners’ equity	29.4	129.4
Total liabilities and partners’ equity	$96.6	$315.7

	For the Year Ended December 31,
Summarized Condensed Combined Statements of Operations	2003	2002	2001
Net sales	$163.0	$232.7	$276.5
Cost of sales	142.2	207.5	204.5
Gross profit	20.8	25.2	72.0
Other costs and expenses	50.7	78.6	76.0
Net loss	$(29.9)	$(53.4)	$(4.0)

Note 8 - Notes Payable

	December 31,
(in millions)	2003	2002
Senior secured credit facility, due 2008	$4.0	$—
Senior credit facility, due 2004	—	179.7
European credit and overdraft facilities	1.9	0.2
9.875% senior secured notes, due 2008 (net of unamorized discount of $1.1 as of December 31, 2003)	123.9	—
9.75% senior subordinated notes, due 2009 (net of unamortized discount of $1.0 as of December 31, 2003 and $1.2 as of December 31, 2002)	328.5	338.8
7.0% convertible subordinated notes, due 2003	—	46.9
7.0% convertible subordinated debentures, due 2011	21.0	22.7
Total notes payable	479.3	588.3
Capital lease obligations	4.1	33.4
Total notes payable and capital lease obligations	$483.4	$621.7

Notes payable and current maturities of capital lease obligations	$2.1	$621.7
Long-term notes payable and capital lease obligations, less current maturities	481.3	—
Total notes payable and capital lease obligations	$483.4	$621.7

Senior Secured Credit Facility, due 2008

On March 19, 2003, Hexcel entered into a $115.0 million asset-backed credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the Senior Secured Credit Facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  This credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, the U.K., Austrian and German borrowers have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under this credit facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The weighted average interest rate on the Senior Secured Credit Facility was 5.06% for the year ended December 31, 2003.  The credit facility also provides for the payment of customary fees and expenses.

As of December 31, 2003, the Company had outstanding borrowings of $4.0 million and issued letters of credit totaling $22.6 million, of which $11.1 million supported a third-party loan to BHA Aero, under the Senior Secured Credit Facility.  The borrowing base under the credit facility was $71.8 million as of December 31, 2003, providing the Company with undrawn revolver and overdraft revolver availability of $45.2 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to $50.0 million under this credit facility.

All obligations under the Senior Secured Credit Facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s Danish and U.K. first-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the senior secured notes.  The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2003, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

Senior Credit Facility, due 2004

During 2001, 2002 and through March 19, 2003, Hexcel had a global credit facility (the “Senior Credit Facility”) with a syndicate of banks to provide for working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of $297.6 million as of December 31, 2002, subject to certain limitations.  On March 19, 2003, the Company terminated the Senior Credit Facility and repaid all outstanding balances with the remaining proceeds from the sale of the mandatorily redeemable convertible preferred stock, after the redemption of $46.9 million principal amount of the Company’s convertible subordinated notes due 2003, the net proceeds from the issuance of senior secured notes, due 2008 and borrowings under the Senior Secured Credit Facility.  Hexcel incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs related to the Senior Credit Facility and the 7% convertible subordinated notes due 2003.  The loss was included in other income (expense) in the consolidated statements of operations (see Note 21).

The weighted average interest rate on the Senior Credit Facility was 5.37%, for the period from January 1, 2003 through March 19, 2003, and 7.71% and 8.50% for the years ended December 31, 2002 and 2001, respectively.  The Senior Credit Facility was also subject to a commitment fee that varied from approximately 0.20% to 0.50% per annum of the total facility.

European Credit and Overdraft Facilities

In addition to the Senior Secured Credit Facility, certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.

French Factoring Facility

In 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity.  The facility expires in January 2007.  Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee.  This facility also requires the payment of customary fees and expenses.  As of December 31, 2003, the Company did not have any accounts receivable factored under this facility.

Senior Secured Notes, due 2008

On March 19, 2003, the Company also issued, through a private placement under Rule 144A,  $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  At the time of the issuance, pursuant to a registration rights agreement, Hexcel agreed to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer.  The Company filed a Registration Statement on Form S-4 registering the senior secured notes in July 2003, and completed the exchange offer in September 2003.

The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel’s Danish and U.K. first-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company’s Senior Secured Credit Facility.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.  Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes.  The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based on a formula relating to the total net book value of Hexcel’s domestic property, plant and equipment.

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

The indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments, including dividends, and entering into transactions with affiliates.

An affiliate of the Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company’s private placement offering of the senior secured notes, and received $2.3 million for such services rendered (see Note 11).

Senior Subordinated Notes, due 2009

On January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009.  On June 29, 2001, the Company offered an additional $100.0 million under the same indenture at a price of 98.5% of face value.  On July 18, 2003, the Company repurchased $10.0 million principal amount of the senior subordinated notes in an open market purchase.  The repurchase was made at par, resulting in no material gain or loss recognized from the transaction.  The senior subordinated notes are general unsecured obligations of Hexcel.

The net proceeds from the June 29, 2001 offering were used to redeem $67.5 million aggregate principal amount of the Company’s outstanding 7% convertible subordinated notes, due 2003, and to pay the entire principal amount of $25.0 million of the increasing rate senior subordinated note, due 2003.  As a result of the redemption, the Company recognized a $2.7 million loss on the early retirement debt in 2001.  The loss was included in “other income (expense)” in the consolidated statements of operations.  There was no tax benefit recognized on the loss because of limitations on the Company’s ability to realize the tax benefits (see Note 21).

Convertible Subordinated Notes, due 2003

On March 19, 2003, the Company redeemed the remaining $46.9 million aggregate principal amount, plus accrued interest, of the convertible subordinated notes with proceeds from the sale of mandatorily redeemable convertible preferred stock.  Prior to redemption, the convertible subordinated notes carried an annual interest rate of 7.0% and were convertible into Hexcel common stock at any time on or before August 1, 2003, unless previously redeemed, at a conversion price of $15.81 per share, subject to adjustment under certain conditions.  On June 29, 2001, $67.5 million aggregate principal amount of the convertible subordinated notes was redeemed with proceeds from the additional sale of senior subordinated notes, due 2009.

Convertible Subordinated Debentures, due 2011

The convertible subordinated debentures carry an annual interest rate of 7.0% and are convertible into shares of Hexcel common stock prior to maturity, unless previously redeemed, at a conversion price of $30.72 per share.  Under the terms of the indenture, an annual mandatory redemption of 5% of the aggregate principal amount of the convertible debentures was required to begin in August 1997.  However, the Company satisfied this annual redemption for the period 1997 to 2002 by repurchasing a portion of the outstanding debentures in prior years.  Mandatory redemption of the convertible debentures continued in 2002 with an annual sinking fund requirement of $1.1 million in 2002 and $1.8 million in each year thereafter.  The Company satisfied the 2004 annual sinking fund requirement in 2003.  Market purchases of $1.7 million in 2003 were made at a slight discount to par, resulting in no material gain or loss recognized on the transaction.  In 2002, the Company recognized a $0.5 million gain on the early retirement of debt, relating to the repurchase at market prices of $1.8 million in satisfaction of the 2003 sinking fund requirement.  The Company satisfied the 2002 annual sinking fund requirement in 2001.  The gain was included in “other income (expense)” in the consolidated statements of operations (see Note 21).

Increasing Rate Senior Subordinated Note, due 2003

The increasing rate senior subordinated note, due 2003 was a general unsecured obligation payable to certain subsidiaries of Ciba Specialty Chemicals Holding, Inc.  The average interest rate on the note was 11.42% in 2001.  The note was redeemed in full on June 29, 2001 with the proceeds of the additional $100.0 million issuance of 9.75% senior subordinated notes, due 2009.

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations (see Note 9):

Payable during the years ending December 31:	(in millions)
2004	$1.9
2005	1.8
2006	1.8
2007	1.8
2008	130.8
Thereafter	343.8
Total notes payable	$481.9

The aggregate maturities of notes payable in 2004 include European credit and overdraft facilities of $1.9 million, which are repayable on demand.  At December 31, 2003, the unamortized discount on the $125.0 million senior secured notes, due 2008, and the additional $100.0 million senior subordinated notes, due 2009, issued on June 29, 2001, was $1.1 million and $1.0 million, respectively.  Also at December 31, 2003, the fair value basis adjustment attributable to hedged debt obligations was $0.5 million (see Note 16).

Estimated Fair Values of Notes Payable

The Senior Secured Credit Facility and the various European credit facilities outstanding as of December 31, 2003 and 2002 are variable-rate debt obligations.  Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values.  The approximate, aggregate fair values of the Company’s other notes payable as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
9.875% senior subordinated notes, due 2008	$140.9	$—
9.75% senior subordinated notes, due 2009	345.7	295.8
7.0% convertible subordinated notes, due 2003	—	46.2
7.0% convertible subordinated debentures, due 2011	17.5	13.6

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Debt Classification as of December 31, 2002

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

As a result of the March 19, 2003 refinancing transactions, the uncertainties surrounding the Company’s ability to meet its scheduled 2003 debt maturities and comply with its debt covenants were mitigated.  Therefore, substantially all of the Company’s debt was classified as long-term at December 31, 2003, reflecting the new scheduled debt maturities.

Note 9 - Leasing Arrangements

Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2003 and 2002, were:

(in millions)	2003	2002
Property, plant and equipment	$6.2	$55.3
Less accumulated depreciation	(2.8)	(31.4)
Net property, plant and equipment	$3.4	$23.9

Capital lease obligations	$4.1	$33.4
Less current maturities	(0.2)	(6.2)
Long-term capital lease obligations, net	$3.9	$27.2

In connection with a prior acquisition, the Company entered into a $50.0 million capital lease for property, plant and equipment.  The lease was to expire in September 2006 with a final balloon payment, and included various fixed price purchase options.  The last purchase option was on September 30, 2003 for an amount of $24.9 million.  Prior to the expiration of this purchase option, the Company negotiated the retirement of $25.6 million of this capital lease obligation.  The excess of capitalized lease obligation costs and legal fees over the carrying value of the debt in an aggregate amount of $0.9 million was recorded as an acquisition adjustment to the value of the fixed assets formerly under the lease and is being depreciated over the remaining useful lives of the fixed assets.

The Company has also entered into several capital leases for buildings and warehouses with expirations through 2009 with an obligation of $4.1 million as of December 31, 2003.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $5.2 million in 2003, $3.8 million in 2002, and $5.4 million in 2001.

Scheduled future minimum lease payments as of December 31, 2003 were:

(in millions)	Type of Lease
Payable during years ending December 31:	Capital	Operating
2004	$0.6	$4.7
2005	0.6	4.2
2006	0.6	3.5
2007	0.6	2.3
2008	0.5	1.8
Thereafter	3.2	9.3
Total minimum lease payments	$6.1	$25.8
Less amounts representing interest	2.0
Present value of future minimum capital lease payments	4.1
Less current obligations under capital leases	(0.2)
Long-term obligations under capital leases	$3.9

Classification as of December 31, 2002

As described in Note 8, the refinancing of the Company’s capital structure was not completed as of February 28, 2003 (the 2002 financial statement issuance date) and the Company had not obtained an amendment of certain financial covenants; therefore, all capital lease obligations had been classified as current at December 31, 2002.

Note 10 – Mandatorily Redeemable Convertible Preferred Stock

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

The series A and the series B convertible preferred stocks are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and under certain circumstances must be redeemed for cash.  Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price.  The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00.  Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share (a “mandatory conversion event”).  The preferred stockholders are entitled to vote on an as converted basis with Hexcel’s common stockholders.

Commencing on the third anniversary of the original issuance, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  With respect to any dividend that the Company elects to pay by adding the amount of such dividend to the accrued value, if the payment date for such dividend is after a “dividend termination event” has occurred, a holder of series A preferred stock will not receive such dividend if either (i) such holder elects to convert its preferred stock into common stock at any time, or (ii) such holder’s series A preferred stock is automatically converted into common stock as a result of a “mandatory conversion event.”  A “dividend termination event” means that the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $6.00 per share.  The series B preferred stock does not accrue dividends.

The issuance of the series A and series B convertible preferred stock results in certain deductions being recognized in the Company’s consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed.  These deductions are reported under a caption “deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The Company recognized deemed preferred dividends and accretion of $9.6 million in the year ended December 31, 2003.

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

The beneficial conversion feature to be accreted over the term of the convertible preferred stock was estimated to be $23.4 million.  The beneficial conversion feature is the difference between the proceeds received from the issuance of the series A and series B convertible preferred stock, net of commitment fees, and the deemed fair market value at the closing of the Company’s common stock into which the series A and series B convertible preferred stock is convertible.  The deemed fair market value of the Company’s common stock was calculated based upon the average price of the Company’s common stock on March 19, 2003 of $2.93 per share.

Note 11 - Related Parties

On December 19, 2000, investment funds controlled by The Goldman Sachs Group, Inc. (the “Goldman Sachs Investors”) completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by subsidiaries of Ciba Specialty Chemicals Holding, Inc.  At such time, the shares acquired by the Goldman Sachs Investors represented approximately 39% of the Hexcel’s outstanding common stock.  In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000.  Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company’s board of directors.

On March 19, 2003, Hexcel issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to the Goldman Sachs Investors for a cash payment of approximately $47.1 million.  This issuance of preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel’s voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.  As of December 31, 2003, the Goldman Sachs Investors held approximately 37.6% of Hexcel’s outstanding voting power.

Also on March 19, 2003, Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar Investors”) for a cash payment of approximately $77.9 million.  As of December 31, 2003, the Berkshire/Greenbriar Investors held approximately 35.1% of Hexcel’s outstanding voting power.

In conjunction with the aforementioned transactions, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel’s board of directors and certain other rights.  Under an amended governance agreement, the Goldman Sachs Investors will continue to have the right to nominate up to three directors.  Both the stockholders agreement and the amended governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally.  The Berkshire/Greenbriar Investors and the Goldman Sachs Investors agreed to an 18-month lock up on the series A and series B convertible preferred stocks issued (and any common stock into which the preferred stock could be converted), except for certain registered offerings.

In connection with the Company’s refinancing on March 19, 2003 an affiliate of the Goldman Sachs Investors performed underwriting services pursuant to the Company’s private placement offering of the 9.875% Senior Secured Notes due 2008 and received $2.3 million for such services rendered (see Note 8).

Note 12 – Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, as well as retirement savings plans covering eligible U.S. employees.  The defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method, except as described below.  The Company also participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.

Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their compensation to an individual 401(k) retirement savings account.  Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.  The Company also makes profit sharing contributions when it meets or exceeds certain performance targets, which are set annually.

Effective December 31, 2000, the Company made certain changes to its U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees.  These changes included an increase in the amount that the Company contributed to individual 401(k) retirement savings accounts and an offsetting curtailment of the Company’s U.S. qualified defined benefit retirement plan (“U.S. Qualified Plan”).  Beginning January 1, 2001, the Company started to contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions.                        Offsetting the estimated incremental cost of this additional benefit, participants in the Company’s U.S. Qualified Plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants.  However, employees retained all benefits earned under this plan as of that date.

U.S. Qualified Defined Benefit Retirement Plan

The Company has developed an asset allocation policy for the U.S. Qualified Plan with consideration of the following long-term investment objectives: achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with expected total portfolio returns of 6.5%-7.5%, and minimizing the impact of market fluctuations on the fair value of the plan assets.

The Company’s U.S. Qualified Plan’s actual and target asset allocations based upon its investment policy as of December 31, 2003 and 2002 are as follows:

	Actual
	2003	2002	Policy Range
Asset Class:
Equities	55%	47%	45% - 65%
Fixed Income	44%	47%	30% - 50%
Cash	1%	6%	2% - 10%

Cash is below target levels due to a high concentration of lump sum payments arising from the Company’s recent business consolidation and restructuring programs.  In 2003, the Company made additional contributions of $1.1 million to the plan to fund lump sum payments.

In addition to the broad asset allocations described above, the following investment policies apply to individual asset classes: Equity investments can include common and preferred securities, American Depository Receipts, as well as mutual funds in such securities.  The portfolios are required to be diversified among industries and economic sectors.  No more than 10% of the plan’s assets may be in illiquid securities.  To enhance diversification and liquidity, equity investments have been directed into mutual funds.  Short sales, margin purchases and similar speculative transactions are prohibited. Fixed income investments are oriented toward risk averse, investment grade securities.  The short-term portion of the portfolio will be invested in high-grade commercial paper (rated A-1 and P-1), treasury bills, and short-term repurchase agreements (collateralized by U.S. Treasury or Agency issue or commercial paper), approved bankers acceptances and approved domestic certificates of deposit of banks.  Longer term fixed income purchases will be limited to issues rated at or above BBB- by Standard & Poor’s and Baa3 by Moody’s, while the entire portfolio must have a minimum overall rating of AA by both rating agencies.  Short sales, margin purchases and similar speculative transactions are prohibited.  The portfolio should compare favorably to the Lehman Bros. Aggregate Index over a 5-year period.

The Company uses its long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and the target asset allocation of the asset portfolio to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of its U.S.

Qualified Plan.  As a result of an annual review of historical returns, market trends and recent asset allocations, the Company reduced its expected long-term rate of return for the 2003 plan year for its U.S. Qualified Plan’s assets from a historical rate of 9.0% to 7.5%.  The expected long-term rate of return for the 2004 plan year will remain at 7.5%.

The Company’s funding policy for the U.S. Qualified Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts that may be considered appropriate.  Although no minimum funding contributions are required in 2004, the Company plans to contribute approximately $1.5 million to the U.S. Qualified Plan to fund expected lump sum payments.

The Company’s funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees and directors, is generally to pay benefits as they are incurred.  Under the provisions of these plans, the Company expects to contribute approximately $0.3 million in 2004 to cover unfunded benefits.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 years or 25 years of service to Hexcel.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted by U.S. lawmakers.  The Act, among other things, introduces a prescription drug benefit under Medicare and a non-taxable federal subsidy paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit at least “actuarially equivalent” to these new benefits under Medicare.         In January 2004, the FASB issued Staff Position No. FAS 106-1 in response to the new Act, permitting sponsors of postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act.  If deferral is elected, the deferral must remain in effect until the earlier of (a) issuance of guidance by the FASB on how to account for the federal subsidy or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.  For the year ended December 31, 2003, the Company elected to defer accounting for the effects of the Act.  As a result, the accumulated benefit obligation or net periodic benefit cost in the consolidated financial statements or accompanying notes do not reflect such effects of the Act on the Company’s postretirement plans for 2003.  Future authoritative guidance on the accounting for the Act is pending and could, when issued, require the Company to change previously reported financial information.  Although the Company does not expect to receive federal subsidies under the Act, the Company may benefit from certain changes in actuarial assumptions.  The Company believes that any benefits obtained through such changes would not have a material impact on the Company’s consolidated financial position or results of operations.

The Company’s funding policy for the U.S. Postretirement Plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, the Company expects to contribute approximately $1.8 million in 2004 to cover unfunded benefits.

Net Periodic Pension Expense

Net periodic expense for Hexcel’s U.S. and European qualified and nonqualified defined benefit pension plans and its U.S. retirement savings plans for the three years ended December 31, 2003, was:

(in millions)	2003	2002	2001
Defined benefit retirement plans	$6.1	$6.8	$4.1
Union sponsored multi-employer pension plan	0.2	0.2	0.3
Retirement savings plans-matching contributions	5.4	4.5	5.0
Retirement savings plans-profit sharing and incentive contributions	8.0	6.5	7.0
Net periodic expense	$19.7	$18.0	$16.4

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of Hexcel’s defined benefit retirement and postretirement plans for the three years ended December 31, 2003, were:

(in millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2003	2002	2001	2003	2002	2001
Service cost	$0.7	$0.7	$0.6	$1.9	$4.3	$2.4
Interest cost	1.7	1.6	1.8	4.0	3.0	2.9
Expected return on plan assets	(1.1)	(1.4)	(1.4)	(3.8)	(4.1)	(4.1)
Net amortization and deferral	0.7	0.5	0.5	1.4	1.7	—
Sub-total	2.0	1.4	1.5	3.5	4.9	1.2
Curtailment and settlement (gain) loss	0.9	0.5	1.0	(0.3)	—	0.4
Net periodic pension cost (benefit)	$2.9	$1.9	$2.5	$3.2	$4.9	$1.6

Postretirement Plans	2003	2002	2001
Service cost	$0.2	$0.1	$0.2
Interest cost	0.8	0.8	1.0
Net amortization and deferral	(0.3)	(0.5)	(0.4)
Net periodic postretirement benefit cost	$0.7	$0.4	$0.8

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel’s defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2003 and 2002, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(in millions)	2003	2002	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation - beginning of year	$25.9	$27.7	$66.5	$56.3	$13.0	$14.2
Service cost	0.7	0.7	1.9	4.3	0.2	0.1
Interest cost	1.7	1.6	4.0	3.0	0.8	0.8
Plan participants’ contributions	—	—	1.0	0.5	0.5	0.4
Amendments	—	0.6	—	—	0.3	(1.7)
Actuarial loss (gain)	4.4	1.0	5.4	(3.1)	6.3	0.7
Benefits paid	(0.4)	(4.7)	(1.9)	(1.0)	(2.4)	(1.5)
Curtailment and settlement (gain) loss	(1.9)	(1.0)	(0.5)	—	—	—
Currency translation adjustment	—	—	8.7	6.5	—	—
Benefit obligation - end of year	$30.4	$25.9	$85.1	$66.5	$18.7	$13.0

Change in plan assets:
Fair value of plan assets - beginning of year	$11.8	$14.5	$47.5	$51.9	$—	$—
Actual return on plan assets	2.0	(0.9)	4.8	(10.3)	—	—
Employer contributions	1.7	4.4	2.0	1.4	1.9	1.1
Plan participants’ contributions	—	—	1.0	0.5	0.5	0.4
Benefits paid	(0.4)	(4.7)	(1.9)	(1.0)	(2.4)	(1.5)
Currency translation adjustment	—	—	6.1	5.0	—	—
Settlements	(1.9)	(1.5)	(0.2)	—	—	—
Fair value of plan assets - end of year	$13.2	$11.8	$59.3	$47.5	$—	$—

Reconciliation of funded status to net amount recognized:
Unfunded status	$(17.2)	$(14.1)	$(25.8)	$(19.0)	$(18.7)	$(13.0)
Unrecognized actuarial loss (gain)	11.4	8.9	31.1	25.9	(1.4)	(2.9)
Unamortized prior service cost	2.0	2.3	—	—	3.5	(1.9)
Net amount recognized	$(3.8)	$(2.9)	$5.3	$6.9	$(16.6)	$(17.8)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$—	$7.9	$6.9	$—	$—
Intangible asset	1.6	1.7	—	—	—	—
Accrued benefit liability	(15.9)	(13.6)	(13.8)	(11.3)	(16.6)	(17.8)
Accumulated other comprehensive income (before tax for European Plans)	10.5	9.0	11.2	11.3	—	—
Net amount recognized	$(3.8)	$(2.9)	$5.3	$6.9	$(16.6)	$(17.8)

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans’ was December 31, 2003, with exception of one European retirement plan that had measurement dates of September 30, 2003 and October 31, 2002 for the years ended December 31, 2003 and 2002, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $28.9 million and $25.1 million as of December 31, 2003 and 2002, respectively.  The U.S. Qualified Plan’s ABO exceeded plan assets by $9.1 million and $8.0 million as of December 31, 2003 and 2002, respectively.  All other U.S. plans were unfunded.  A defined benefit retirement plan administered for qualified employees in the U.K. had an ABO in excess of plan assets.  This plan’s ABO was $58.3 million and $46.5 million as of December 31, 2003 and 2002, respectively.  A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “intangible assets” to the extent of unrecognized prior service costs, with the remainder recorded in “accumulated other comprehensive income.”  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

As of December 31, 2003 and 2002, the prepaid benefit costs were included in “other assets” in the accompanying consolidated balance sheets.  For the same periods, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in “accrued compensation and benefits” and “other non-current liabilities,” respectively, in the accompanying consolidated balance sheets.

Assumptions used to determine net periodic costs for the three years ended December 31, 2003, and estimate the actuarial present value of benefit obligations at December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
U.S. defined benefit retirement plans:
Discount rates	6.0%	6.8%	7.3%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	7.5%	9.0%	9.0%

European defined benefit retirement plans:
Discount rates	5.3% - 5.5%	5.3% - 6.0%	5.8% - 6.0%
Rates of increase in compensation	2.3% - 4.0%	2.5% - 3.8%	2.5% - 4.0%
Expected long-term rates of return on plan assets	5.0% - 8.0%	5.0% - 7.8%	5.8% - 7.0%

Postretirement benefit plans:
Discount rates	6.0%	6.8%	7.0% - 7.3%

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 10.7% for medical and 5.0% for dental and vision for 2004.  The medical rates are assumed to gradually decline to 5.0% by 2009, whereas dental and vision rates are assumed to remain constant at 5.0%.

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have on the total of service and interest cost components, and on the postretirement benefit obligation:

(in millions)	2003	2002
One-percentage-point increase:
Effect on total service and interest cost components	$0.1	$0.1
Effect on postretirement benefit obligation	$1.4	$0.8

One-percentage-point decrease:
Effect on total service and interest cost components	$(0.1)	$(0.1)
Effect on postretirement benefit obligation	$(1.2)	$(0.7)

The Company sets the long-term rate of return on its plan assets based upon actual return experience, future expectations of long-term investment returns, and its actual and targeted asset allocations.  Discount rate assumptions are based upon rates available on high quality, fixed income debt instruments, and rates of increase in compensation are determined by the Company based upon its long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefit plans, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.  Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While the Company believes that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Note 13 - Income Taxes

Income (loss) before income taxes and the provision for income taxes, for the three years ended December 31, 2003, were as follows:

(in millions)	2003	2002	2001
Income (loss) before income taxes:
U.S.	$(7.3)	$(22.5)	$(411.9)
International	11.1	30.2	28.2
Total income (loss) before income taxes	$3.8	$7.7	$(383.7)

Provision for income taxes:
Current:
U.S.	$0.9	$—	$—
International	7.8	9.6	12.9
Current provision for income taxes	8.7	9.6	12.9
Deferred:
U.S.	0.6	0.5	30.7
International	4.2	1.2	(3.1)
Deferred provision for income taxes	4.8	1.7	27.6
Total provision for income taxes	$13.5	$11.3	$40.5

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2003, is as follows:

(in millions)	2003	2002	2001
Provision for taxes at U.S. federal statutory rate	$1.3	$2.7	$(134.3)
U.S. state taxes, less federal tax benefit	—	—	—
Impact of different international tax rates, permanent differences and other	(0.6)	0.1	(3.1)
Valuation allowance	12.8	8.5	177.9
Total provision for income taxes	$13.5	$11.3	$40.5

In 2003 and 2002, the Company received dividends of $79.2 million and $74.0 million, respectively from one of its foreign subsidiaries, which is taxable for U.S. income tax purposes.  The taxable income resulting from the dividends is fully offset by net operating losses.  The utilization of net operating losses results in a corresponding reduction in the valuation allowance.

As of December 31, 2003 and 2002, the Company has made no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2003 and 2002, were:

(in millions)	2003	2002
Net operating loss carryforwards	$52.8	$55.4
Reserves and other, net	25.0	43.6
Accelerated depreciation	(22.7)	(27.0)
Accelerated amortization	80.3	94.9
Unfunded pension liability	11.3	2.5
Valuation allowance	(146.1)	(161.0)
Net deferred tax asset	$0.6	$8.4

Since 1999, the Company has generated taxable income in Europe offset by net operating loss (“NOL”) carryforwards in the United States.  The Company’s U.S. operations have generated such losses, in part, because most of the Company’s interest expense and, previously, goodwill amortization are serviced in the United States.  Through the first quarter of 2001, the Company recognized the benefit of these NOL carryforwards by increasing the deferred tax asset carried on its consolidated balance sheet.

During the second quarter of 2001, the Company began to experience a sharp decline in revenues from its electronics market.  As a result, the Company reevaluated its ability to continue to recognize a benefit for U.S. net operating losses generated, and determined to increase its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to the currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability.  Due to the effect of significant events that have occurred since such time, including the delay in anticipated recovery in the electronics market, reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments on certain long-lived assets recognized in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period.  As such, the Company established a full valuation allowance on its U.S. deferred tax assets, which resulted in a tax provision of $32.6 million in the fourth quarter of 2001 to record a valuation allowance on previously reported tax assets.

During the fourth quarter of 2003, the Company increased its tax provision rate through the establishment of a $4.7 million non-cash valuation allowance on a deferred tax asset previously recognized by its Belgian subsidiary.  Due to a weakening dollar and slower materialization of sales and margin improvements derived from recent manufacturing transformations, the Company reduced its estimates for future taxable income generated in Belgium during the carryforward period.

The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized.  The realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable U.S. and Belgian income during the carry-forward period improve.

Net Operating Loss Carryforwards

As of December 31, 2003, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $136.6 million and $14.7 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure (see Notes 2, 8 and 10).  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2023.  The Company’s foreign net operating losses can be carried forward without limitations.

Note 14 - Stockholders’ Equity (Deficit)

Common Stock Outstanding

(Number of shares in millions)	2003	2002	2001
Common stock:
Balance, beginning of year	39.8	39.4	38.0
Activity under stock plans	0.2	0.4	1.4
Balance, end of year	40.0	39.8	39.4
Treasury stock:
Balance, beginning of year	1.3	1.2	0.9
Repurchased	—	0.1	0.3
Balance, end of year	1.3	1.3	1.2
Common stock outstanding	38.7	38.5	38.2

Stock-Based Incentive Plans

Hexcel has various stock option and management incentive plans for eligible employees, officers, and directors.  These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  Options to purchase common stock are generally granted at the fair market value on the date of grant.  Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances.  At December 31, 2003, the aggregate number of shares of stock issuable under these plans was 14.6 million shares.

As of December 31, 2003, 2002, and 2001, Hexcel had outstanding a total of 0.1 million, 0.1 million and 0.2 million performance accelerated restricted stock units (“PARS”), respectively.  PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period (or upon the attainment of certain financial or stock performance objectives, if sooner), subject to certain terms of employment and other circumstances that may accelerate vesting.  No PARS were converted into Hexcel common stock in 2003, while 0.1 million and 0.6 million PARS were converted into Hexcel common stock in 2002 and 2001, respectively.  No PARS were granted during the three years ended December 31, 2003.

In each of the years ended December 31, 2003 and 2002, Hexcel granted 0.3 million restricted stock units to eligible officers and employees.  Restricted stock units are convertible to an equal number of shares of Hexcel common stock and generally vest ratably over a three-year period.  In 2003, 0.1 million restricted stock units vested and were converted to an equal number of common shares.  In the first quarter 2004, another 0.2 million restricted stock units vested and were converted to common shares.  In addition, the Company’s Chief Executive Officer received approximately 0.1 million shares of common stock in connection with his hiring in July 2001, restricted during a twenty-month vesting period.  The restriction was removed as to 20% of the shares in March 2002 and as to the remaining 80% of the shares in March 2003.

Compensation expense of $0.8 million, $0.8 million and $2.0 million was recognized in 2003, 2002 and 2001, respectively, in regards to the PARS, restricted stock units and the Chief Executive Officer’s restricted stock.  Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant.  Refer to Note 1 for the pro forma disclosure required under FAS 123 that exemplifies the effects on net loss available to common shareholders and net loss per common share as if the Company had applied the fair value method of accounting for stock-based compensation.

Stock option data for the years ended December 31, 2003, 2002 and 2001, was:

(in millions, except per share data)	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2001	6.7	$10.56
Options granted	1.3	$10.17
Options exercised	(0.2)	$6.02
Options expired or canceled	(0.4)	$10.72
Options outstanding as of December 31, 2001	7.4	$10.62
Options granted	1.3	$2.66
Options exercised	—	$—
Options expired or canceled	(0.8)	$10.61
Options outstanding as of December 31, 2002	7.9	$8.81
Options granted	1.5	$3.06
Options exercised	(0.1)	$2.82
Options expired or canceled	(0.8)	$9.54
Options outstanding as of December 31, 2003	8.5	$8.26

The total number of options exercisable as of December 31, 2003, 2002 and 2001 were 5.8 million, 5.7 million and 5.4 million, respectively, at a weighted average exercise price per share of $9.97, $10.45 and $10.70, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2003 (in millions, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37 – 3.12	1.5	8.10	$2.66	0.6	$2.42
$3.13 – 5.74	1.3	8.66	$3.28	0.1	$4.76
$5.75 – 8.86	1.3	3.72	$6.76	1.3	$6.76
$8.87 – 10.50	1.5	6.81	$10.27	0.9	$10.14
$10.51 – 12.24	2.0	3.55	$11.68	2.0	$11.68
$12.25 – 29.63	0.9	2.50	$15.30	0.9	$15.30
$1.37 – 29.63	8.5	5.61	$8.26	5.8	$9.97

The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.77, $1.96 and $4.87, respectively, and was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (in years)	4	5	4
Interest rate	3.12%	2.78%	4.35%
Volatility	78.09%	88.60%	68.90%
Dividend yield	—	—	—

Employee Stock Purchase Plan (“ESPP”)

Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of December 31, 2003, the maximum number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During 2003, 2002 and 2001, an aggregate total of approximately 0.2 million shares of common stock were issued under the ESPP.

Note 15 - Net Loss Per Common Share

Computations of basic and diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001, are as follows:

(in millions, except per share data)	2003	2002	2001
Net loss available to common shareholders:
Net loss available to common shareholders	$(20.7)	$(13.6)	$(433.7)
Effect of dilutive securities	—	—	—
Adjusted net loss for diluted purposes	$(20.7)	$(13.6)	$(433.7)

Basic net loss per common share:
Basis weighted-average common shares outstanding	38.6	38.4	37.6
Basic net loss per common share	$(0.54)	$(0.35)	$(11.54)

Diluted net loss per common share:
Weighted average common shares outstanding	38.6	38.4	37.6
Effect of dilutive securities	—	—	—
Diluted weighted-average common shares outstanding	38.6	38.4	37.6
Diluted net loss per common share	$(0.54)	$(0.35)	$(11.54)

The former convertible subordinated notes, due 2003, the convertible subordinated debentures, due 2011, and all of the stock options were excluded from the 2003, 2002 and 2001 computations of diluted net loss per share, as they were antidilutive.                             The convertible subordinated notes, due 2003, were repaid in full on March 19, 2003.  In addition, the Company’s mandatorily redeemable convertible preferred stock issued on March 19, 2003 was excluded from the 2003 computation of diluted net loss per common share, as it was antidilutive.

Note 16 – Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009. The aggregate fair value and carrying amount of these swap agreements, as of December 31, 2003, was a $0.5 million reduction in notes payable.  For the year ended December 31, 2003, hedge ineffectiveness was immaterial, and a net gain of $0.5 million was recognized as a component of “interest expense.”

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of December 31, 2003 was a $2.5 million liability.  During 2003, hedge ineffectiveness was immaterial. A net loss of $0.5 million for year ended December 31, 2003 was recognized as a component of “comprehensive income (loss).”  Over the next twelve months, no material unrealized losses recorded in

“accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Interest Rate Cap Agreement

In 1998, the Company entered into a five-year interest rate cap agreement that provided a maximum fixed rate of 5.5% on the applicable London interbank rate used to determine the interest on a notional amount of $50.0 million of variable rate debt under the former Senior Credit Facility.  The interest rate cap agreement expired on October 29, 2002.  The hedge ineffectiveness for the period ended October 29, 2002 and the year ended December 31, 2001, was not material.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  In 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  During the fourth quarter of 2003, Hexcel entered into similar contracts to also exchange U.S. dollars for Euros through March 2005.  The aggregate notional amount of these contracts was $62.9 million and $58.0 million at December 31, 2003 and 2002, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net gain of $3.0 million and $9.3 million in 2003 and 2002, respectively, and a net loss of $5.9 million in 2001.  Approximately $5.8 million of the amount recorded in “accumulated other comprehensive income” is expected to be reclassified into earnings in fiscal 2004 as the hedged sales are recorded.

Note 17 – Commitments and Contingencies

Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, employment, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

Environmental Claims and Proceedings

The Company is subject to numerous federal, state, local and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.  These laws and regulations include the Federal Comprehensive Environmental Response, Compensation, and Liability Act (‘‘CERCLA’’ or ‘‘Superfund’’), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and

analogous state laws and regulations.  Regulatory standards under these environmental laws and regulations have tended to become increasingly stringent over time.

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

Pursuant to the New Jersey Industrial Sites Recovery Act, Hexcel signed an administrative consent order and later entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey.  Hexcel has commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.

In October 2003, Hexcel, along with 66 other entities, received a directive from the New Jersey Department of Environmental Protection (“NJDEP”), which requires the entities to assess whether operations at various New Jersey sites, including Hexcel’s Lodi facility, caused damage to natural resources in the Lower Passaic River watershed.  In February 2004, Hexcel received a similar general notice letter from the U.S. Environmental Protection Agency (“EPA”) which requests Hexcel, along with 42 other entities, consider helping to finance an estimated $10 million EPA study of environmental conditions in the Lower Passaic River watershed.  Hexcel believes it has viable defenses to the EPA and NJDEP claims with respect to the Lower Passaic River and Hexcel expects than many yet unnamed parties also will receive directives and/or notices from the NJDEP and EPA, respectively, but Hexcel’s ultimate liability, if any, under these claims cannot be determined at this time.

Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company’s Kent, Washington, site by the EPA.  Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.

The Company’s estimate of its liability as a PRP and the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites is accrued in its consolidated balance sheets.

Other Proceedings

Hexcel has been advised that the Antitrust Division of the United States Department of Justice has closed its investigation of the carbon fiber and carbon fiber prepreg industries which commenced in 1999.  No indictments have been issued in the case to the Company or any of its employees or representatives.

As a result of the investigations, in 1999 Hexcel, along with others in the industry, was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)).  The Court has certified the case as a class action.  Discovery is continuing.  The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

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

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had $23.5 million and $25.9 million letters of credit outstanding at December 31, 2003 and 2002, respectively, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero joint venture in China.

In May 2004, the loan to BHA Aero supported by the $11.1 million letter of credit is due.  BHA Aero and its shareholders are currently exploring how it may be refinanced.  Such refinancing may require additional cash equity contributions and/or guarantees to be provided by BHA Aero’s shareholders.  The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.

Guarantees

On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and is applicable on a prospective basis to all guarantees issued or modified after December 31, 2002.  The adoption of the provisions of FIN 45 did not have a material effect on the consolidated financial statements.

The Company had a contingent liability to pay DIC up to $1.5 million with respect to DHL’s debt under certain circumstances through January 31, 2004, unless renewed.  The underlying debt was repaid by DHL in January 2004 (see Note 8).

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the years ended December 31, 2003, 2002 and 2001, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2002 and 2001, was as follows:

(in millions)	Product Warranties
Balance as of January 1, 2001	$5.3
Warranty expense	6.0
Deductions and other	(6.3)
Balance as of December 31, 2001	$5.0
Warranty expense	2.9
Deductions and other	(3.9)
Balance as of December 31, 2002	$4.0
Warranty expense	3.5
Deductions and other	(2.5)
Balance as of December 31, 2003	$5.0

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2003, 2002 and 2001, consisted of the following:

(in millions)	2003	2002	2001
Cash paid for:
Interest	$51.7	$59.3	$62.0
Taxes	$9.4	$8.4	$20.4
Non-cash items:
Common stock issued under incentive plans	$0.5	$2.0	$6.6

Note 19 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive loss as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Currency translation adjustments	$22.1	$(7.5)
Minimum pension obligations	(19.2)	(17.1)
Net unrealized gains on financial instruments	5.9	3.4
Accumulated other comprehensive income (loss)	$8.8	$(21.2)

Note 20 - Segment Information

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

As part of the Company’s November 2001 restructuring program, effective January 1, 2002, management responsibility for the Company’s carbon fiber product line was transferred to the Composites business segment.  As a result of this change in management responsibilities, the Company changed its business segment reporting to reflect the reclassification of this product line from the Reinforcements segment to the Composites segment.  The Company also changed the names of its business segments to Reinforcements, Composites and Structures.  The Company’s three business segments were previously known as Reinforcement Products, Composite Materials and Engineered Products.  Results for the year ended December 31, 2001 have been reclassified for comparative purposes.  Hexcel’s business segments and related products are as follows:

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

The following table presents financial information on the Company’s business segments as of December 31, 2003, 2002 and 2001, and for the years then ended:

(in millions)	Reinforcements	Composites	Structures	Corporate/ Eliminations	Total
Third-Party Sales
2003	$232.8	$584.8	$79.3	$—	$896.9
2002	217.9	532.4	100.5	—	850.8
2001	245.7	638.8	124.9	—	1,009.4
Intersegment sales
2003	$83.7	$15.6	$—	$(99.3)	$—
2002	70.3	17.2	—	(87.5)	—
2001	90.2	22.7	—	(112.9)	—
Operating income (loss)
2003	$16.2	$66.8	$2.0	$(27.2)	$57.8
2002	19.6	65.8	0.4	(25.6)	60.2
2001	(304.6)	37.0	(4.5)	(44.1)	(316.2)
Depreciation and amortization
2003	$17.3	$32.7	$2.1	$0.1	$52.2
2002	15.4	29.3	2.4	0.1	47.2
2001	26.1	32.1	4.1	0.9	63.2
Equity in earnings (losses) of and write-down of an investment in affiliated companies
2003	$2.1	$—	$(3.5)	$—	$(1.4)
2002	(5.2)	—	(4.8)	—	(10.0)
2001	(6.5)	—	(3.0)	—	(9.5)
Business consolidation and restructuring expenses (net credits)
2003	$1.8	$1.8	$0.2	$0.2	$4.0
2002	(0.5)	1.9	0.2	(1.1)	0.5
2001	18.8	24.5	5.7	9.4	58.4
Business consolidation and restructuring payments
2003	$2.2	$5.0	$1.0	$0.9	$9.1
2002	7.9	11.2	1.6	3.6	24.3
2001	2.7	7.6	0.1	1.6	12.0
Segment assets
2003	$238.8	$452.9	$62.1	$(31.1)	$722.7
2002	245.4	435.5	80.8	(53.6)	708.1
2001	272.3	433.4	101.6	(17.9)	789.4
Investments in affiliated companies
2003	$6.2	$—	$1.2	$—	$7.4
2002	29.2	—	4.8	—	34.0
2001	47.3	—	9.6	—	56.9
Capital expenditures
2003	$6.9	$14.4	$0.3	$—	$21.6
2002	4.0	10.4	0.4	0.1	14.9
2001	18.0	19.3	0.6	0.9	38.8

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2003, 2002 and 2001:

(in millions)	2003	2002	2001
Net sales to external customers:
United States	$489.4	$479.5	$595.1
International
France	171.7	160.6	166.8
United Kingdom	74.7	60.5	71.5
Other	161.1	150.2	176.0
Total international	407.5	371.3	414.3
Total consolidated net sales	$896.9	$850.8	$1,009.4

Long-lived assets:
United States	$198.0	$225.3	$254.2
International
France	38.4	34.3	30.4
United Kingdom	40.1	35.3	30.7
Other	34.1	31.7	29.2
Total international	112.6	101.3	90.3
Total consolidated long-lived assets	$310.6	$326.6	$344.5

Net sales are attributed to geographic areas based on the location in which the sale originated.  U.S. net sales include U.S. exports to non-affiliates of $60.2 million, $54.2 million, and $72.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively.  Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Significant Customers

The Boeing Company and its subcontractors accounted for approximately 23%, 24% and 27% of 2003, 2002 and 2001 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 19%, 16% and 16% of 2003, 2002 and 2001 net sales, respectively.

Note 21 – Other Income (Expense)

Other income (expense), net, for the years ended December 31, 2003, 2002 and 2001, consisted of the following:

(in millions)	2003	2002	2001

Gains on sales of assets	$2.2	$—	$—
Gain on expiration of contingent liability	1.4	—	—
Gain (loss) on early retirement of debt	(4.0)	0.5	(2.7)
Litigation gain	—	9.8	—
Other income (expense), net	$(0.4)	$10.3	$(2.7)

In 2003, the Company sold certain assets of its Structures business segment in two separate transactions for combined proceeds of $5.7 million, net of customary closing costs, and recognized an aggregate gain of $2.2 million.  Also in 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the original sale agreement, Hexcel had retained a contingent obligation for certain customer warranty claims, which expired in 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

In connection with the refinancing of its capital structure in 2003, the Company incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and 7% convertible subordinated notes, due 2003 (see Note 8).

In 2002, the Company recognized a $0.5 gain on the early retirement of the Company’s 7.0% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.  Also, in 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

In 2001, the Company recognized a $2.7 million loss on the early retirement of $67.5 million aggregate principal amount of 7% convertible subordinated notes, due 2003, and the redemption of the entire principal amount of $25.0 million on increasing rate senior subordinated notes (see Note 8).

Note 22 – Non-Recurring Expenses

Approximately $1.5 million of expenses associated with the Company’s agreement to issue mandatorily redeemable convertible preferred stock were included in “selling, general and administrative expenses” in the consolidated statement of operations for 2002.

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

Note 23 - Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2003 and 2002, were:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
2003
Net sales	$228.6	$234.1	$212.8	$221.4
Gross margin	46.0	47.6	39.6	41.3
Business consolidation and restructuring expenses	0.7	0.7	1.0	1.6
Operating income	17.2	18.8	11.1	10.7
Other income (expense), net	(4.0)	3.2	0.4	—
Deemed preferred dividends and accretion	(0.5)	(3.0)	(3.1)	(3.0)
Net income (loss) available to common shareholders	(3.7)	1.8	(6.1)	(12.7)

Net income (loss) per common share:
Basic	$(0.10)	$0.05	$(0.16)	$(0.33)
Diluted	$(0.10)	$0.05	$(0.16)	$(0.33)

Market price:
High	$3.29	$4.55	$6.81	$7.95
Low	$2.60	$2.80	$3.22	$5.75

2002
Net sales	$222.1	$221.2	$201.0	$206.5
Gross margin	39.6	44.8	37.3	39.6
Business consolidation and restructuring expenses (net credits)	0.7	0.1	(0.1)	(0.2)
Operating income	13.3	19.5	15.1	12.3
Other income (expense), net	—	9.8	(0.5)	—
Net income (loss) available to common shareholders	(9.2)	5.3	(3.6)	(6.1)

Net income (loss) per common share:
Basic	$(0.24)	$0.14	$(0.09)	$(0.16)
Diluted	$(0.24)	$0.14	$(0.09)	$(0.16)

Market price:
High	$4.99	$5.40	$4.35	$3.15
Low	$2.14	$3.50	$2.36	$1.25

(a)          Included in the net loss available to common shareholders for the fourth quarter of 2003 is the impact of recognizing a non-cash valuation allowance on a Belgian deferred tax asset of $4.7 million.

Hexcel has not declared or paid cash dividends per common stock during the periods presented.

Note 24 - Supplemental Guarantor Information

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

Hexcel Corporation and Subsidiaries
Consolidating Balance Sheet
As of December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.8	$8.8	$5.1	$—	$41.7
Accounts receivable, net	28.3	52.8	45.1	—	126.2
Inter-company accounts receivable	121.9	194.6	6.9	(323.4)	—
Inter-company interest receivable	6.4	—	—	(6.4)	—
Inventories, net	34.7	55.1	30.7	—	120.5
Inter-company short-term notes receivable	208.4	—	14.3	(222.7)	—
Prepaid expenses and other current assets	2.5	8.9	4.8	—	16.2
Total current assets	430.0	320.2	106.9	(552.5)	304.6

Net property, plant and equipment	135.5	121.6	36.8	—	293.9
Goodwill	21.5	53.1	2.3	—	76.9
Investments in subsidiaries	(568.5)	—	—	568.5	—
Investments in affiliated companies	—	6.2	1.2	—	7.4
Inter-company long-term notes receivable	802.0	1.4	18.8	(822.2)	—
Other assets	26.7	43.1	2.6	(32.5)	39.9

Total assets	$847.2	$545.6	$168.6	$(838.7)	$722.7

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$1.9	$—	$2.1
Inter-company short-term notes payable	—	222.7	—	(222.7)	—
Inter-company interest payable	—	6.4	—	(6.4)	—
Accounts payable	9.5	35.5	19.1	—	64.1
Inter-company accounts payable	232.3	82.2	8.9	(323.4)	—
Accrued compensation and benefits	22.0	10.6	9.7	—	42.3
Accrued interest	18.2	0.1	—	—	18.3
Business consolidation and restructuring liabilities	2.0	3.9	—	—	5.9
Other accrued liabilities	12.8	12.0	6.4	—	31.2
Total current liabilities	296.9	373.5	46.0	(552.5)	163.9

Long-term notes payable and capital leases	474.3	7.0	—	—	481.3
Inter-company long-term notes payable	1.4	701.1	119.7	(822.2)	—
Long-term retirement obligations	23.4	23.0	3.3	—	49.7
Other non-current liabilities	6.1	4.6	4.5	—	15.2
Total liabilities	802.1	1,109.2	173.5	(1,374.7)	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—	—	—	106.0
Stockholders’ equity (deficit)	(60.9)	(563.6)	(4.9)	536.0	(93.4)

Total liabilities and stockholders’ equity (deficit)	$847.2	$545.6	$168.6	$(838.7)	$722.7

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(0.2)	$8.4	$—	$—	$8.2
Accounts receivable, net	34.1	44.7	38.5	—	117.3
Inter-company accounts receivable	78.8	150.3	6.3	(235.4)	—
Inventories, net	40.6	48.1	24.9	—	113.6
Inter-company short-term notes receivable	151.4	—	9.4	(160.8)	—
Prepaid expenses and other current assets	3.5	3.8	1.9	—	9.2
Total current assets	308.2	255.3	81.0	(396.2)	248.3

Net property, plant and equipment	153.6	122.4	33.4	—	309.4
Goodwill	22.1	50.5	1.8	—	74.4
Investments in subsidiaries	(366.5)	—	—	366.5	—
Investments in affiliated companies	—	29.3	4.7	—	34.0
Inter-company long-term notes receivable	540.6	0.7	15.7	(557.0)	—
Other assets	25.1	44.3	1.3	(28.7)	42.0

Total assets	$683.1	$502.5	$137.9	$(615.4)	$708.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$516.5	$103.5	$1.7	$—	$621.7
Inter-company short-term notes payable	—	160.8	—	(160.8)	—
Accounts payable	13.3	26.1	15.5	—	54.9
Inter-company accounts payable	164.8	48.7	21.9	(235.4)	—
Accrued compensation and benefits	19.2	10.8	7.6	—	37.6
Accrued interest	18.4	0.7	—	—	19.1
Business consolidation and restructuring liabilities	4.2	6.1	0.2	—	10.5
Other accrued liabilities	18.4	13.4	3.5	—	35.3
Total current liabilities	754.8	370.1	50.4	(396.2)	779.1

Inter-company long-term notes payable	0.7	556.3	—	(557.0)	—
Long-term retirement obligations	22.9	23.1	2.1	—	48.1
Other non-current liabilities	3.3	2.3	2.7	—	8.3
Total liabilities	781.7	951.8	55.2	(953.2)	835.5

Stockholders’ equity (deficit)	(98.6)	(449.3)	82.7	337.8	(127.4)

Total liabilities and stockholders’ equity (deficit)	$683.1	$502.5	$137.9	$(615.4)	$708.1

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$336.1	$492.3	$227.4	$(158.9)	$896.9
Cost of sales	271.6	423.0	186.7	(158.9)	722.4
Gross margin	64.5	69.3	40.7	—	174.5
Selling, general and administrative expenses	37.9	38.7	20.0	(1.6)	95.0
Research and technology expenses	7.0	8.0	2.7	—	17.7
Business consolidation and restructuring expenses	2.1	0.2	1.7	—	4.0
Operating income	17.5	22.4	16.3	1.6	57.8
Interest income (expense)	2.0	(55.8)	0.2	—	(53.6)
Other income (expense), net	(0.4)	—	—	—	(0.4)
Income (loss) before income taxes	19.1	(33.4)	16.5	1.6	3.8
Provision for income taxes	2.4	4.8	6.3	—	13.5
Income (loss) before equity in earnings	16.7	(38.2)	10.2	1.6	(9.7)
Equity in losses of subsidiaries	(29.4)	—	—	29.4	—
Equity in losses and write-downs of an investment in affiliates	—	2.1	(3.5)	—	(1.4)
Net income (loss)	$(12.7)	$(36.1)	$6.7	$31.0	$(11.1)

*****

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$347.9	$443.8	$199.9	$(140.8)	$850.8
Cost of sales	293.7	372.1	164.5	(140.8)	689.5
Gross margin	54.2	71.7	35.4	—	161.3
Selling, general and administrative expenses	37.1	34.3	15.9	(1.4)	85.9
Research and technology expenses	7.1	5.6	2.0	—	14.7
Business consolidation and restructuring expenses	(1.7)	1.3	0.9	—	0.5
Operating income	11.7	30.5	16.6	1.4	60.2
Litigation gain	9.8	—	—	—	9.8
Interest income (expense)	(16.9)	(46.4)	0.5	—	(62.8)
Gain on early retirement of debt	0.5	—	—	—	0.5
Income (loss) before income taxes	5.1	(15.9)	17.1	1.4	7.7
Provision for income taxes	0.5	4.6	6.2	—	11.3
Income (loss) before equity in earnings	4.6	(20.5)	10.9	1.4	(3.6)
Equity in losses of subsidiaries	(19.6)	—	—	19.6	—
Equity in losses and write-downs of an investment in affiliates	—	(5.2)	(4.8)	—	(10.0)
Net income (loss)	$(15.0)	$(25.7)	$6.1	$21.0	$(13.6)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Operations
For the Year Ended December 31, 2001

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$438.0	$493.4	$241.3	$(163.3)	$1,009.4
Cost of sales	370.6	406.7	204.6	(163.3)	818.6
Gross margin	67.4	86.7	36.7	—	190.8

Selling, general and administrative expenses	47.0	55.4	19.0	(0.5)	120.9
Research and technology expenses	9.2	6.9	2.5	—	18.6
Business consolidation and restructuring expenses	28.4	25.8	4.2	—	58.4
Impairment of goodwill and other purchase dintangibles	17.0	292.1	—	—	309.1
Operating income (loss)	(34.2)	(293.5)	11.0	0.5	(316.2)
Interest expense	(17.8)	(46.9)	(0.1)	—	(64.8)
Loss on early retirement of debt	(2.7)	—	—	—	(2.7)
Gain on asset sale	25.0	—	—	(25.0)	—
Income (loss) before income taxes	(29.7)	(340.4)	10.9	(24.5)	(383.7)
Provision for income taxes	30.8	5.4	4.3	—	40.5
Income (loss) before equity in earnings	(60.5)	(345.8)	6.6	(24.5)	(424.2)
Equity in losses of subsidiaries	(348.7)	—	—	348.7	—
Equity in losses and write-downs of an investment in affiliates	—	(6.5)	(3.0)	—	(9.5)
Net income (loss)	$(409.2)	$(352.3)	$3.6	$324.2	$(433.7)

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(12.7)	$(36.1)	$6.7	$31.0	$(11.1)
Reconciliation to net cash provided by operations:
Depreciation	22.3	22.2	7.7	—	52.2
Amortization	3.5	1.6	—	(1.6)	3.5
Deferred income taxes	0.6	4.4	(0.2)	—	4.8
Business consolidation and restructuring expenses	2.1	0.2	1.7	—	4.0
Business consolidation and restructuring payments	(4.2)	(3.1)	(1.8)	—	(9.1)
Equity in losses of subsidiaries	29.4	—	—	(29.4)	—
Equity in losses of and write-downs of investment in affiliates	—	(2.1)	3.5	—	1.4

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5.8	(1.4)	1.5	—	5.9
Decrease (increase) in inventories	6.0	(2.9)	(0.4)	—	2.7
Decrease (increase) in prepaid expenses and assets	1.0	—	(0.1)	—	0.9
Increase (decrease) in accounts payable and accrued liabilities	(15.2)	5.7	1.6	—	(7.9)
Net change in inter-company receivable/payables	17.9	(11.9)	(7.0)	1.0	—
Changes in non-current assets and liabilities	21.4	(38.2)	16.4	—	(0.4)
Net cash provided by (used for) operating activities	77.9	(61.6)	29.6	1.0	46.9

Cash flows from investing activities
Capital expenditures	(6.3)	(10.5)	(4.8)	—	(21.6)
Proceeds from sale of an ownership interest in an affiliated company	—	23.0	—	—	23.0
Proceeds from sale of other assets	5.7	—	—	—	5.7
Dividends from affiliates	—	2.0	—	—	2.0
Net cash provided by (used for) investing activities	(0.6)	14.5	(4.8)	—	9.1

Cash flows from financing activities
Proceeds from senior secured credit facility, net	—	4.0	—	—	4.0
Repayments of capital lease obligations and other debt, net	(11.7)	(29.2)	1.7	—	(39.2)
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—	—	—	123.7
Proceeds (repayments) of senior credit facility, net	(106.8)	(71.3)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes	(46.9)	—	—	—	(46.9)
Proceeds from mandatorily redeemable convertible preferred stock	125.0	—	—	—	125.0
Proceeds (repayments) of inter-company debt, net	(198.0)	183.1	(8.8)	23.7	—
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Intercompany distributions received (paid)	79.2	(73.4)	(5.8)	—	—
Activity under stock plans and other	0.3	—	—	—	0.3
Net cash provided by (used for) financing activities	(49.3)	13.2	(14.5)	23.7	(26.9)
Effect of exchange rate changes on cash and cash equivalents	—	34.3	(5.2)	(24.7)	4.4
Net increase (decrease) in cash and cash equivalents	28.0	0.4	5.1	—	33.5
Cash and cash equivalents at beginning of year	(0.2)	8.4	—	—	8.2
Cash and cash equivalents at end of year	$27.8	$8.8	$5.1	$—	$41.7

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(15.0)	$(25.7)	$6.1	$21.0	$(13.6)
Reconciliation to net cash provided by operations:
Depreciation	22.8	19.1	5.3	—	47.2
Amortization	4.0	1.4	—	(1.4)	4.0
Deferred income taxes	0.5	(0.2)	1.4	—	1.7
Business consolidation and restructuring expenses	(1.7)	1.2	1.0	—	0.5
Business consolidation and restructuring payments	(10.7)	(9.5)	(4.1)	—	(24.3)
Equity in losses of subsidiaries	19.6	—	—	(19.6)	—
Equity in losses of and write-downs of an investment in affiliates	—	5.2	4.8	—	10.0

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18.8	11.4	5.4	—	35.6
Decrease (increase) in inventories	10.9	15.8	(0.9)	—	25.8
Decrease (increase) in prepaid expenses and other assets	(0.9)	(0.7)	(0.1)	—	(1.7)
Increase (decrease) in accounts payable and accrued liabilities	(5.3)	(9.9)	(0.5)	—	(15.7)
Net change in inter-company receivable and payable	44.4	(45.8)	0.3	1.1	—
Changes in other non-current assets and long-term liabilities	(14.7)	8.4	2.7	—	(3.6)
Net cash provided by (used for) operating activities	72.7	(29.3)	21.4	1.1	65.9

Cash flows from investing activities
Capital expenditures	(5.3)	(6.1)	(3.5)	—	(14.9)
Proceeds from sale of an ownership interest in an affiliate	—	10.0	—	—	10.0
Proceeds from sale of other assets	0.3	0.9	0.3	—	1.5
Dividends from affiliates	—	1.6	—	—	1.6
Other	(0.5)	—	—	—	(0.5)
Net cash provided by (used for) investing activities	(5.5)	6.4	(3.2)	—	(2.3)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	(38.9)	(19.1)	0.6	—	(57.4)
Proceeds (repayments) of long-term debt, net	(1.0)	(7.1)	(1.8)	—	(9.9)
Proceeds (repayments) of long-term inter-company debt, net	(102.8)	113.7	(12.4)	1.5	—
Inter-company distributions received (paid)	73.1	(73.1)	—	—	—
Net cash provided by (used for) financing activities	(69.6)	14.4	(13.6)	1.5	(67.3)
Effect of exchange rate changes on cash and cash equivalents	—	6.7	(3.8)	(2.6)	0.3
Net increase (decrease) in cash and cash equivalents	(2.4)	(1.8)	0.8	—	(3.4)
Cash and cash equivalents at beginning of year	2.2	10.2	(0.8)	—	11.6
Cash and cash equivalents at end of year	$(0.2)	$8.4	$—	$—	$8.2

Hexcel Corporation and Subsidiaries
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(409.2)	$(352.3)	$3.6	$324.2	$(433.7)
Reconciliation to net cash provided by operations:
Depreciation	24.9	19.6	6.2	—	50.7
Amortization	6.7	10.4	0.1	(0.7)	16.5
Deferred income taxes	30.7	(2.6)	(0.5)	—	27.6
Business consolidation and restructuring expenses	28.4	25.8	4.2	—	58.4
Business consolidation and restructuring payments	(7.2)	(3.7)	(1.1)	—	(12.0)
Equity in losses of subsidiaries	348.7	—	—	(348.7)	—
Equity in losses of and write-downs of an investment in affiliates	—	6.5	3.0	—	9.5
Impairment of goodwill and other purchased intangibles	17.0	292.1	—	—	309.1
Gain on asset sale	(25.0)	—	—	25.0	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1.8)	7.7	(1.3)	—	4.6
Decrease (increase) in inventories	(0.3)	16.9	4.0	—	20.6
Decrease (increase) in prepaid expenses and other assets	0.9	0.3	(0.1)	—	1.1
Increase (decrease) in accounts payable/accrued liabilities	(0.8)	(14.4)	(4.0)	—	(19.2)
Net change in inter-company receivable and payable	(1.3)	2.2	(0.4)	(0.5)	—
Changes in other non-current assets/long-term liabilities	(6.6)	6.5	1.7	0.2	1.8
Net cash provided by (used for) operating activities	5.1	15.0	15.4	(0.5)	35.0

Cash flows from investing activities
Capital expenditures	(8.5)	(24.8)	(5.5)	—	(38.8)
Dividends from affiliates	—	0.8	—	—	0.8
Other	(0.3)	—	—	—	(0.3)
Net cash used for investing activities	(8.8)	(24.0)	(5.5)	—	(38.3)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	20.1	4.5	—	—	24.6
Proceeds from issuance of long-term debt	98.5	—	—	—	98.5
Repayments of long-term debt and capital lease obligations	(98.0)	(10.3)	(2.3)	—	(110.6)
Proceeds (repayments) of long-term inter-company debt, net	(35.8)	44.7	(9.2)	0.3	—
Inter-company distributions received (paid)	25.0	(25.0)	—	—	—
Debt issuance costs	(3.5)	—	—	—	(3.5)
Other	(0.4)	—	—	—	(0.4)
Net cash provided by (used for) financing activities	5.9	13.9	(11.5)	0.3	8.6
Effect of exchange rate changes on cash and cash equivalents	—	0.9	0.1	0.2	1.2
Net increase (decrease) in cash and cash equivalents	2.2	5.8	(1.5)	—	6.5
Cash and cash equivalents at beginning of year	—	4.4	0.7	—	5.1
Cash and cash equivalents at end of year	$2.2	$10.2	$(0.8)	$—	$11.6

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS OF BHA AERO COMPOSITE PARTS CO., LTD.

(A Sino-foreign equity joint venture established in the People’s Republic of China)

We have audited the accompanying balance sheets of BHA Aero Composite Parts Co., Ltd. (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, owners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BHA Aero Composite Parts Co., Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant debt payments coming due in early to mid 2004 including amounts due to related parties, recurring losses from operations, an accumulated deficit and a material working capital deficiency which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits also comprehended the translation of the Renminbi amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such U.S dollar amounts are presented solely for the convenience of readers in the United States of America.

/s/ Deloitte Touche Tohmatsu

Deloitte Touche Tohmatsu
Beijing, China
February 27, 2004

BHA AERO COMPOSITE PARTS CO., LTD.

BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB
ASSETS
Current Assets
Cash	4,293,971	518,802	3,516,469
Accounts receivable - trade	311,252	37,606	—
- related party	5,091,871	615,206	5,423,054
Other receivables - others	784,337	94,764	1,154,352
- related party	—	—	364,013
Value-added tax receivable	7,317,077	884,057	3,512,760
Prepaid expenses	818,552	98,898	139,595
Advances to suppliers	1,809,222	218,592	2,271,093
Inventories	21,250,119	2,567,463	18,354,749
Total current assets	41,676,401	5,035,388	34,736,085
Property, plant and equipment, net	233,059,138	28,158,461	250,780,914
Total Assets	274,735,539	33,193,849	285,516,999

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable - trade	12,023,262	871,050	4,002,034
- related party	900,398	690,401	41,221
Other payables - others	305,647	36,929	5,233,684
- related parties	13,494,556	1,630,427	9,646,676
Accrued expenses	6,058,423	731,985	11,105,218
Short-term loans	24,830,100	3,000,000	—
Current portion of long-term bank loans	264,902,482	32,005,809	—
Total current liabilities	322,514,868	38,966,601	30,028,833
Long-term Liabilities
Deferred tax liability	354,777	42,865	406,000
Long-term bank loans	—	—	233,416,680
Total long-term liabilities	354,777	42,865	233,822,680
Total liabilities	322,869,645	39,009,466	263,851,513
Commitments (Note 11)

Owners’ Equity (Deficit)
Paid in capital	165,562,762	20,003,475	165,562,762
Accumulated losses	(213,696,868)	(25,819,092)	(143,897,276)
	(48,134,106)	(5,815,617)	21,665,486
Total Liabilities and Owners’ Equity (Deficit)	274,735,539	33,193,849	285,516,999

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

			Year ended December 31, 2002	Year ended December 31, 2001
	Year ended December 31,
	2003	2003
	RMB	US$	RMB	RMB

Sales	65,489,221	7,912,480	14,878,101	—
Cost of sales	(87,193,768)	(10,534,847)	(52,441,976)	—
Gross loss	(21,704,547)	(2,622,367)	(37,563,875)	—
Operating expenses
Selling, general and administrative	(41,101,112)	(4,965,882)	(46,880,099)	(49,399,753)
Loss from operations	(62,805,659)	(7,588,249)	(84,443,974)	(49,399,753)
Other income (expense)
Interest income	26,748	3,232	669,453	2,405,474
Interest expense	(7,903,319)	(954,889)	(7,640,625)	(541,730)
Foreign exchange loss	(58,048)	(7,013)	(197,930)	(79,896)
Other	889,463	107,466	(488,806)	(485,296)
	(7,045,156)	(851,204)	(7,657,908)	1,298,552
Net loss before income taxes	69,850,815	8,439,453	92,101,882	48,101,201
Income tax provision (benefit) - deferred	(51,223)	(6,189)	—	406,000
Net loss	69,799,592	8,433,264	92,101,882	48,507,201

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.
STATEMENTS OF OWNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Paid-in capital	Accumulated losses	Total owners’ equity
	RMB	RMB	RMB

Balance, January 1, 2001	165,562,762	(3,288,193)	162,274,569
Net loss	—	(48,507,201)	(48,507,201)
Balance, December 31, 2001	165,562,762	(51,795,394)	113,767,368
Net loss	—	(92,101,882)	(92,101,882)
Balance, December 31, 2002	165,562,762	(143,897,276)	21,665,486
Net loss	—	(69,799,592)	(69,799,592)
Balance, December 31, 2003	165,562,762	(213,696,868)	(48,134,106)
In US $	20,003,475	(25,819,092)	(5,815,617)

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	December 31,		December 31, 2002	December 31, 2001
	2003	2003
	RMB	US$	RMB	RMB
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(69,799,592)	(8,433,264)	(92,101,882)	(48,507,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,363,631	2,339,535	18,641,555	2,416,887
Gain on disposal of fixed assets	—	—	101,990	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(311,252)	(37,606)	—	—
- related party	331,183	40,014	(5,423,054)	—
Other receivables - others	370,015	44,706	1,996,085	(2,517,440)
- related parties	364,013	43,980	(364,013)	—
Value-added tax receivable	(3,804,317)	(459,642)	(2,816,635)	(696,125)
Prepaid expenses	(678,957)	(82,032)	(80,508)	436
Advance to suppliers	461,871	55,804	(2,236,897)	(34,196)
Inventories	(2,895,370)	(349,822)	(6,063,587)	(12,291,162)
Accounts payable - trade	8,021,228	969,135	3,376,896	625,138
- related party	859,177	103,807	41,221	—
Other payables - others	(4,928,037)	(595,411)	(1,257,055)	906,489
- related parties	3,847,880	464,905	8,152,162	—
Accrued expenses	(5,046,795)	(609,759)	(5,639,835)	15,454,297
Deferred tax liability	(51,223)	(6,189)	—	406,000
Net cash used in operating activities	(53,896,545)	(6,511,839)	(83,673,557)	(44,236,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,641,855)	(198,371)	(34,697,037)	(209,984,751)
Proceeds received from disposal of fixed assets	—	—	118,333	—
Net cash used in investing activities	(1,641,855)	(198,371)	(34,578,704)	(209,984,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	56,315,902	6,804,149	17,394,440	216,022,240
Net cash provided by financing activities	56,315,902	6,804,149	17,394,440	216,022,240
Net increase (decrease) in cash	777,502	93,939	(100,857,821)	(38,199,388)
Cash at beginning of year	3,516,469	424,863	104,374,290	142,573,678
Cash at end of year	4,293,971	518,802	3,516,469	104,374,290

Supplemental Cash Flow Information
Cash paid during the year Interest	8,160,179	985,922	7,250,911	1,922,079

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO., LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.              ORGANIZATION AND PRINCIPAL ACTIVITIES

BHA Aero Composite Parts Co., Ltd. (the “Company”) was incorporated in Tianjin, the People’s Republic of China (the “PRC”) as a Sino-foreign equity joint venture with an operation period of 22 years commencing July 8, 1999.  The Company is invested by Hexcel China Holdings Corporation (“Hexcel China”), Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation (“China Aviation”). Total registered capital of the Company is US$20,000,001, which is equivalent to RMB165,562,762, and each investor has equal share in the Company.

The Company is primarily engaged in the manufacturing of aero composite parts. Major raw materials were purchased from Hexcel Corporation and substantially all sales have been made to Hexcel Corporation in 2003, 2002 and 2001 (Note 10). Hexcel Corporation is the parent company of Hexcel China.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss for each of the years in the three year period ended December 31, 2003 of RMB69,799,592 (US$8,433,264), RMB92,101,882 and RMB48,507,201 respectively, and as of December 31, 2003 has accumulated losses of RMB213,696,868 (US$25,819,092), working capital deficiency of RMB280,838,467 (US$33,931,213) and total owners’ deficit of RMB48,134,106 (US$5,815,617). The Company has bank loans of RMB176,582,482 (US$21,334,890) and RMB88,320,000 (US$10,670,919) at December 31, 2003 which must be repaid in March, May and July of 2004 and short-term loan of RMB24,830,100 (US$3,000,000) which must be repaid in June of 2004. The Company does not have the cash to make these debt payments. In addition, the Company expects to continue incurring net losses from operations and have negative operating cash flows throughout 2004. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively pursuing renegotiated debt terms, including additional financing, with its lenders. The Company is also trying to obtain additional financial support from its investors. If the Company is unable to successfully complete these negotiations and obtain additional financing, the Company may be forced to cease operations and liquidate its assets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company.

Basis of presentation

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Inventories

Inventories are stated at the lower of cost (weighted average) or market.

Property, plant and equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the related asset’s estimated useful life using the straight-line method as follows:

Land use rights	Over the shorter of lease term or operation period
Buildings	20 years
Machinery and production equipment	10 years
System software, electronic equipment and fixtures	5 years
Motor vehicles	5 years

The Company constructs certain of its production equipment.  In addition to costs under the construction contracts, internal costs directly related to the construction of such equipment including interest and salaries of certain employees, are capitalized.  No depreciation is charged on construction in progress until the assets are operational.

Impairment of long-lived assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Fair value of financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and bank loans. The carrying values of these financial instruments approximate their fair values based on quoted market values or due to their short-term maturities.

Revenue recognition

Revenue from products sold directly to the customer is recognized upon delivery and title transfer.  The Company does not record a provision for estimated returns and warranty costs at the time revenue is recognized. Estimated returns and warranties have not been material in any period presented.

Foreign currencies

Transactions in currencies other than Renminbi (“RMB”) are translated at the approximate rates ruling on the dates of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated at the rates ruling on the balance sheet date. Exchange gains and losses are included in the statement of operations.

Convenience translation into United States dollars

The financial statements are presented in RMB. The translation of RMB amounts into United States dollars has been made for the convenience of the reader and has been made at the exchange rate quoted by the People’s Bank of China on December 31, 2003 of RMB8.2767 to US$1.00. Such translation amounts should not be construed as representations that the RMB amounts could be readily converted into United States dollars at that rate or any other rate.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, requires that an enterprise report by major components and as a single total, the change in its net assets from nonowner sources.  Comprehensive loss equals net loss for the years ended December 31, 2003, 2002 and 2001.

Capitalization of interest

Interest cost incurred on funds used to construct equipment during the active construction period is capitalized. The interest capitalized is determined by applying the borrowing interest rate to the average amount of accumulated capital expenditures for the assets under construction during the period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets. Capitalized interest of nil, nil and RMB2,708,650 (US$327,238) in 2003, 2002 and 2001, respectively, has been added to the cost of the underlying assets during construction.

Income taxes

The Company recognizes deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

Segment information

The company reports segment data pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment (Note 12).

Recently issued accounting standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 was applicable for periods ending December 15, 2003. In December 2003 the FASB issued FIN 46R which defers the implementation date to the end of the first reporting period after March 15, 2004 unless the Company has a special purpose entity in which case the provisions must be applied for fiscal years ending December 31, 2003. The Company does not have a special purpose entity therefore they will adopt the provisions in December 2004.

3.              INVENTORIES

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Raw materials	13,649,250	1,649,117	13,201,120
Work in progress	3,631,713	438,788	3,963,747
Finished goods	3,969,156	479,558	1,189,882
Inventories	21,250,119	2,567,463	18,354,749

4.              PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Land use rights	5,096,833	615,805	5,092,237
Buildings	162,245,664	19,602,700	161,513,897
Machinery and production equipment	84,849,151	10,251,568	84,550,008
System software, electronic equipment and fixtures	19,754,610	2,386,774	19,515,807
Motor vehicles	1,534,589	185,411	1,534,589
	273,480,848	33,042,258	272,206,538
Less: Accumulated depreciation and amortization	(40,789,255)	(4,928,203)	(21,425,624)
	232,691,593	28,114,055	250,780,914
Projects under construction	367,545	44,406	—
Property, plant and equipment, net	233,059,138	28,158,461	250,780,914

The depreciation and amortization expense for 2003, 2002 and 2001 was RMB19,363,631 (US$2,339,535), RMB18,641,555 and RMB2,416,887, respectively.

5.              ACCRUED EXPENSES

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Interest accrual	1,461,155	176,538	1,718,015
Payroll accrual	4,047,138	488,980	3,661,610
Other accruals	550,130	66,467	5,725,593
Accrued expenses	6,058,423	731,985	11,105,218

6.              BANK LOANS

(a)          Bank borrowings

As of December 31, 2003, the Company had total bank credit facilities, composed of US dollar and RMB loan for working capital purposes totaling RMB176,582,482 (equivalent to US$21,334,890) and RMB88,320,000 (equivalent to US$10,670,146) expiring in May 2004 and July 2004 respectively. The US dollar loan facilities are guaranteed by Hexcel China and Boeing, and the RMB loan facilities are guaranteed by China Aviation.

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Loans drawn down from US dollar facilities bear interest at rate of LIBOR plus 0.5% per annum (1.919% weighted average in 2003) and are due in March 2004 and May 2004	176,582,482	21,334,890	155,613,240

Loans drawn down from RMB facilities bear interest at a rate of 4.437% per annum and are due in July 2004.	88,320,000	10,670,919	77,803,440
	264,902,482	32,005,809	233,416,680

(b)         Short-term bank loans

The Company had outstanding short-term loans of RMB24,830,100 (US$3,000,000) at December 31, 2003, bearing interest at 2.07% and 2.13% per annum. There were no short-term loans outstanding at December 31,2002.  The Company has pledged its property, plant and equipment as collateral for these loans.

7.              TAXATION

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

Pursuant to the Income Tax Laws, companies approved as manufacturing enterprises with operation period of more than 10 years are eligible for a two-year exemption from income tax followed by a 50% reduction of income tax for the subsequent three years. Since the Company is located in Tianjin new technology development zone, it also enjoys a reduced income tax rate of 15% upon approval.

No current year tax provision has been made as the Company does not have any taxable income in 2003, 2002 and 2001.

Deferred tax

Significant components of the Company’s deferred income tax liabilities are as follows:

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Deferred tax liabilities
Interest capitalization	354,777	42,865	406,000
Total deferred tax liabilities	354,777	42,865	406,000

Significant components of deferred income tax assets are as follows:

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Deferred tax assets
Net operating loss carry forwards	22,475,336	2,715,495	12,556,000
Inventory valuation	31,046	3,751	1,395,000
Pre-operating expenses	7,174,400	866,819	8,968,000
Total deferred tax assets	29,680,782	3,586,065	22,919,000
Valuation allowance	(29,680,782)	(3,586,065)	(22,919,000)
Total net deferred tax assets	—	—	—

7.              TAXATION - continued

Deferred tax - continued

At December 31, 2003, the Company had tax loss carry-forwards of approximately RMB149.8 million (US$18.1 million), which expire in 2008. The utilization of the carry forwards is dependent upon the future profitability of the Company. A full valuation allowance has been provided due to the uncertainties of the eventual realization of the deferred tax assets.

8.              VALUE ADDED TAX

The Company is subject to value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.  For all goods produced for overseas sales purpose, the Company is entitled to an exemption on value added taxes on the sales amount and conversely the input value added tax levied on the raw materials purchased is allowed to be settled with any domestic sales incurred in the future. The value added tax on the Company’s domestic sales in 2003 and 2002 did not exceed the input value added tax, therefore the Company recorded a value-add tax receivable of RMB7,317,077 (US$884,057) and RMB3,512,760 as of December 31, 2003 and 2002, respectively.

9.              DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China’s foreign investment enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves, which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve.

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company did not record any reserves in 2003, 2002 and 2001, therefore was not required to record such reserves.

10.       RELATED PARTY TRANSACTIONS

In 2003 and 2002, the Company had sales of RMB64.5 million (USD7.8 million) and RMB14.9 million to Hexcel Corporation, the parent company of Hexcel China. The balances related to such sales are included in accounts receivable - related party.

The Company purchases raw materials from Hexcel Corporation, the parent company of Hexcel China. Total raw materials purchased from Hexcel Corporation in 2003, 2002 and 2001 were RMB22.8 million (US$2.8 million), RMB1.68 million, and Nil, respectively. The balances related to such purchases are included in accounts payable - related party.

The sales and purchases to and from Hexcel Corporation are done at negotiated prices.

Other payables to investors are as follows:

	December 31,		December 31, 2002
	2003	2003
	RMB	US$	RMB

Royalty fee payables
Hexcel Corporation	567,690	68,589	80,559
Boeing	283,839	34,294	40,279
China Aviation	498,387	60,215	60,419
	1,349,916	163,098	181,257

Temporary advance
Hexcel Corporation	103,689	12,529	275,991

Reimbursements
Hexcel Corporation	11,355,888	1,372,030	7,139,157
Boeing	685,063	82,770	2,050,271
	12,040,951	1,454,800	9,189,428
	13,494,556	1,630,427	9,646,676

The reimbursements represents salaries and related benefits paid by the investors on behalf of the Company.

Pursuant to the royalty agreements signed between the Company and the investors. Royalty fee is calculated based on a fixed percentage of the cash collection of the Company’s annual sales and is payable on a semi-annual basis.  Accordingly, the Company has recorded RMB1,349,916 (US$163,098), RMB181,257 and Nil in 2003, in 2002 and 2001, respectively, in royalty expenses.

At December 31, 2003 and 2002, the investors have guaranteed the Company’s bank borrowings (Note 6(a)).

11.       COMMITMENTS

As of December 31, 2003, the Company was committed under certain operating leases expiring in 2004, requiring a rental payments of RMB1,208,398 (US$146,000) in 2004.

Rent expense in 2003, 2002 and 2001 was RMB2,621,456 (US$316,727), RMB3,889,533 and RMB3,250,379, respectively.

12.       SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosures regarding products and services, geographic areas, and major customers.  The Company believes it operates in one reportable segment and all financial segment information required by SFAS No. 131 has been found in the financial statements.

Geographic Information:

	2003		2002
	RMB	US$	RMB

Total revenue:
United States	64,450,023	7,786,923	14,878,101
Europe	212,904	25,723	—
The People’s Republic of China	826,294	99,834	—
	65,489,221	7,912,480	14,878,101

Revenue is attributed to counties based on location of customers invoiced.

The Company generates revenue from one segment, products for aero composite parts. The Company’s business activities and accounts receivable are with one major customer, Hexcel Corporation (Note 10). The Company will maintain allowances for estimated potential bad debt losses and will revise its estimates of collectibility on a periodic basis. There is no history of bad debt experience with Hexcel Corporation and collection of receivable is reasonably assured.

The Company’s business growth is dependent on demand from Hexcel Corporation. The slow down of airline industry globally will have a material adverse effect on the Company’s business. Currently, the Company’s only customer is Hexcel Corporation and the loss of Hexcel Corporation could adversely impact the Company’s business.

13.       EMPLOYEE RETIREMENT BENEFITS AND POST- RETIREMENT BENEFITS

The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefit plan. The government is responsible for the benefit liability to these retired employees. The Company has to contribute to the fund based on 20% of the employees’ basic monthly salaries. The expense of such arrangements to the Company was approximately RMB754,220 (US$91,126), RMB1,187,111 and RMB764,406 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company is not obligated under any other post-retirement plans and does not provide any post-employment benefits.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Hexcel Holdings Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hexcel Holdings Denmark ApS and its subsidiaries, as defined in Note 1 to the consolidated financial statements, at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
March 10, 2004

Hexcel Holdings Denmark ApS and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In millions)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$5.0	$—
Accounts receivable, net	45.1	39.1
Accounts receivable, related parties	3.7	3.2
Notes receivable, related parties	14.3	9.4
Inventories, net	30.5	24.8
Prepaid expenses and other current assets	4.8	2.7
Total current assets	103.4	79.2

Net property, plant and equipment	36.8	33.5
Goodwill	2.3	1.8
Note receivable, related party	18.8	15.7
Other assets	2.6	1.2

Total assets	$163.9	$131.4

Liabilities and Stockholder’s Equity
Current liabilities:
Notes payable	$1.9	$1.7
Accounts payable	19.1	15.5
Accounts payable, related parties	3.2	6.0
Accrued compensation and benefits	9.7	7.1
Other accrued liabilities	6.9	3.7
Total current liabilities	40.8	34.0

Notes payable, related party	113.0	—
Long-term retirement obligations	3.3	2.7
Other non-current liabilities	3.8	3.6
Total liabilities	160.9	40.3

Commitments and contingencies (see Note 13)

Stockholder’s equity:
Parent’s net investment	(20.9)	87.5
Accumulated other comprehensive income	23.9	3.6
Total stockholder’s equity	3.0	91.1

Total liabilities and stockholder’s equity	$163.9	$131.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings Denmark ApS and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

(In millions)	2003	2002	2001

Net sales	$227.4	$200.7	$218.1

Cost of sales	186.8	165.2	181.5

Gross margin	40.6	35.5	36.6

Selling, general and administrative expenses	20.7	15.8	19.0
Research and technology expenses	2.7	2.0	2.5
Business consolidation and restructuring expenses	1.8	1.4	3.4

Operating income	15.4	16.3	11.7

Interest income (expense), net	0.9	0.4	(0.1)

Income before income taxes	16.3	16.7	11.6

Provision for income taxes	5.9	6.0	4.4

Net income	$10.4	$10.7	$7.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings Denmark ApS and Subsidiaries
Consolidated Statements of Stockholder’s Equity and Comprehensive Income
For the Years Ended December 31, 2003, 2002 and 2001

(In millions)	Parent’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income
Balance, January 1, 2001	$69.6	$(6.8)	$62.8

Net income	7.2	—	7.2	$7.2
Currency translation adjustments	—	(3.8)	(3.8)	(3.8)
Net unrealized loss on financial instruments	—	(2.9)	(2.9)	(2.9)
Comprehensive income				$0.5

Balance, December 31, 2001	$76.8	$(13.5)	$63.3

Net income	10.7	—	10.7	$10.7
Currency translation adjustments	—	13.3	13.3	13.3
Net unrealized gain on financial instruments	—	3.8	3.8	3.8
Comprehensive income				$27.8

Balance, December 31, 2002	$87.5	$3.6	$91.1

Net income	10.4		10.4	$10.4
Currency translation adjustments		18.7	18.7	18.7
Net unrealized gain on financial instruments		1.6	1.6	1.6
Comprehensive income				$30.7
Distributions to parent	(5.8)		(5.8)
Initial formation of Hexcel Holdings Denmark ApS (Note 1)	(113.0)		(113.0)
Balance, December 31, 2003	$(20.9)	$23.9	$3.0

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings Denmark ApS and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2003	2002	2001

Cash flows from operating activities
Net income	$10.4	$10.7	$7.2
Reconciliation to net cash provided by operations:
Depreciation	7.7	5.3	6.2
Amortization of goodwill	—	—	0.1
Loss on disposal of assets	—	—	0.4
Deferred income taxes	(0.4)	1.3	(0.5)
Business consolidation and restructuring expenses	1.8	1.4	3.4
Business consolidation and restructuring payments	(1.8)	(4.3)	(0.7)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2.1	5.0	(1.1)
Decrease (increase) in inventories	(0.3)	(1.3)	3.9
Decrease (increase) in prepaid expenses and other assets	(2.4)	0.8	(2.2)
Increase (decrease) in accounts payable and accrued liabilities	1.5	0.3	(4.3)
Net change in related party accounts receivable and payable	(3.2)	(0.7)	2.0
Changes in other non-current assets and long-term liabilities	2.2	(0.8)	0.9
Net cash provided by operating activities	17.6	17.7	15.3

Cash flows from investing activities
Capital expenditures	(4.8)	(3.4)	(5.4)
Proceeds from sale of fixed assets	—	0.3	—
Other	(0.1)	—	—
Net cash used for investing activities	(4.9)	(3.1)	(5.4)

Cash flows from financing activities
Borrowings (repayments) under senior credit facility, net	(1.6)	1.4	—
Borrowings (repayments) of credit and overdraft facilities, net	1.5	(2.8)	(1.4)
Loans to related parties, net	(2.4)	(13.2)	(9.0)
Distributions to parent	(5.8)	—	—
Net cash used for financing activities	(8.3)	(14.6)	(10.4)
Effect of exchange rate changes on cash and cash equivalents	0.6	—	—
Net increase (decrease) in cash and cash equivalents	5.0	—	(0.5)
Cash and cash equivalents at beginning of year	—	—	0.5
Cash and cash equivalents at end of year	$5.0	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Hexcel Holdings Denmark ApS was formed on November 12, 2003 as a wholly-owned subsidiary of Hexcel Corporation, a Delaware corporation.  On December 31, 2003, Hexcel Holdings Denmark ApS acquired Hexcel S.A., a French “Société Anonyme” (S.A.), from Hexcel Corporation for 209.0 million euros.  Hexcel Holdings Denmark ApS issued 3,750 shares of common stock valued at 119.0 million euros and delivered a note, denominated in Danish Kronor, equal to 90.0 million euros to Hexcel Corporation in exchange for all outstanding shares of Hexcel S.A. common stock.  The note bears interest at 9.875% through maturity on December 31, 2004.  As of December 31, 2003, the fair value of the note was $113.0 million.  In accordance with the terms of the agreement governing the note, the maturity date of the note may be extended for a five-year term upon the written agreement of both parties.  Hexcel Corporation has agreed in writing that if any amount of the note is outstanding on the day prior to its scheduled maturity it will, at the option of Hexcel Holdings Denmark ApS, agree to extend the maturity date by five years.  Accordingly, the note payable has been recorded as a long-term related party obligation.  The offsetting $113.0 million, which represents the excess of the fair value of Hexcel S.A. at December 31, 2003 over Hexcel Corporation’s historical carrying value, has been recorded as a reduction to “parent’s net investment.”

In connection with the transaction, Hexcel Corporation became obligated to pledge 65% of the outstanding shares of Holdings Denmark ApS (together with its subsidiaries, “Hexcel Denmark” or the “Company”) to secure the obligations under Hexcel Corporation’s senior secured notes, due 2008, and senior secured credit facility, also due 2008 (see Note 13).  As a result of the pledges, Hexcel Corporation is required to file, under Rule 3-16 of Regulation S-X, the consolidated financial statements and accompanying notes of Hexcel Denmark as of December 31, 2003 in its 2003 Annual Report on Form 10-K.  Hexcel Corporation had previously filed the consolidated financial statements and accompanying notes of Hexcel S.A. as of December 31, 2002 and 2001, and for the two years ended December 31, 2002 in its 2002 Annual Report on Form 10-K.  As Hexcel Denmark had no significant operating activities in 2003 other than the activities of Hexcel S.A., Hexcel Corporation has presented the consolidated financial statements and accompanying notes of Hexcel Denmark as of December 31, 2003 and the consolidated financial statements and accompanying notes of Hexcel S.A. as of December 31, 2002 and for the three years ended December 31, 2003 as “Hexcel Denmark” or the “Company.”  All significant intercompany transactions have been eliminated.

The consolidated financial statements include an allocation of certain of Hexcel Corporation’s corporate expenses.  These expenses have been allocated to Hexcel Denmark on a basis considered by management to reasonably reflect the utilization of the services provided to Hexcel Denmark, or the benefit obtained by Hexcel Denmark.  Measures and activity indicators used for allocation purposes include sales revenue, headcount, property and payroll expense.  The Company’s allocated corporate expenses included primarily administrative type costs.  These allocations are not necessarily indicative of the amounts that would have been incurred or that would have been recorded by the Company if it existed on a stand-alone basis.

Hexcel Denmark is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products and composite materials for use in commercial aerospace, industrial, space and defense, and electronics applications. The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards for computers and cellular telephones, soft body armor, high-speed trains and ferries, cars and trucks, wind turbine blades, and recreational equipment.

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

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2003 and 2002, inventory allowances were $3.7 million and $3.3 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method.  The estimated useful lives range from 10 to 20 years for buildings and improvements, from 6 to 15 years for machinery and manufacturing equipment, and from 3 to 5 years for office equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

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

Stock-Based Compensation

Hexcel Corporation has provided certain employees of Hexcel Denmark with stock-based compensation, which is based upon Hexcel Corporation’s publicly traded common share price (refer to Note 11).  Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the years ended December 31, 2003, 2002 and 2001 are as follows:

(in millions)	2003	2002	2001

Net income:
Net income, as reported	$10.4	$10.7	$7.2
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(0.1)	(0.1)	(0.1)
Pro forma net income	$10.3	$10.6	$7.1

Currency Translation

The assets and liabilities of Hexcel Denmark are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholder’s equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel Denmark’s consolidated results of operations in 2003, 2002 or 2001.

Revenue Recognition

Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment.  The Company accrues for sales returns and allowances based on its historical experience at the time of sale.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping and handling costs billed to the customer for reimbursement purposes are not significant.

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

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel Denmark to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to Airbus S.A.S. and its related subcontractors accounted for approximately 30%, 28% and 33% of the Company’s 2003, 2002 and 2001 net sales, respectively.  In addition, one other customer accounted for approximately 13% of the Company’s 2003 net sales.  No other customer accounted for more than 10% of the Company’s net sales. The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, credit insurance and other financial information.  As of December 31, 2003 and 2002, the allowance for doubtful accounts was $0.5 million and $1.2 million, respectively.  Bad debt expense was $0.2 million and $0.3 million in 2002 and 2001, respectively, and a net credit of $0.6 million in 2003.

Dependence on Suppliers

Hexcel Denmark’s ability to timely deliver its products is dependent upon the availability of quality materials used in these products.  The Company depends in part upon suppliers to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain materials from single or a limited number of sources.  A significant interruption in the delivery of such items could have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

Derivative Financial Instruments

Hexcel Denmark uses various financial instruments, such as foreign currency forward exchange contracts, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income (see Note 12).  The Company does not use financial instruments for trading or speculative purposes.

Effective January 1, 2001, Hexcel Denmark adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 was effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company adopted the provisions of FAS 149 during the third quarter of 2003 with no impact to its consolidated financial position or results of operations.

Note 2 - Goodwill

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2002, the consolidated statements of operations include amortization expense of $0.1 million in 2001.

Net income for the three years ended December 31, 2003, adjusted to exclude amortization expense, net of tax, are as follows:

(in millions)	2003	2002	2001
Net income:
Net income	$10.4	$10.7	$7.2
Goodwill amortization, net of tax	—	—	0.1
Adjusted net income	$10.4	$10.7	$7.3

Changes in the carrying amount of goodwill for the years ended December 31, 2003, 2002 and 2001, by reportable segment, are as follows:

(in millions)	Reinforcements	Composites	Total
Balance as of January 1, 2001	$1.1	$0.6	$1.7
Amortization of goodwill	(0.1)	—	(0.1)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of December 31, 2001	$0.9	$0.6	$1.5
Currency translation adjustments	0.2	0.1	0.3
Balance as of December 31, 2002	$1.1	$0.7	$1.8
Currency translation adjustments	0.2	0.2	0.4
Other	—	0.1	0.1
Balance as of December 31, 2003	$1.3	$1.0	$2.3

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

Business consolidation and restructuring activities for this program and in the aggregate for Hexcel Denmark for the three years ended December 31, 2003, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$—	$—	$—
Business consolidation and restructuring expenses	3.0	0.4	3.4
Cash expenditures	(0.3)	(0.4)	(0.7)
Balance as of December 31, 2001	$2.7	$—	$2.7
Business consolidation and restructuring expenses	0.8	0.6	1.4
Cash expenditures	(3.7)	(0.6)	(4.3)
Currency translation adjustment	0.2	—	0.2
Balance as of December 31, 2002	$—	$—	$—
Business consolidation and restructuring expenses	—	1.8	1.8
Cash expenditures	—	(1.8)	(1.8)
Balance as of December 31, 2003	$—	$—	$—

Note 4 - Inventories

	December 31,
(in millions)	2003	2002
Raw materials	$7.2	$6.4
Work in progress	3.9	3.6
Finished goods	19.4	14.8
Inventories	$30.5	$24.8

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2003	2002
Land	$3.9	$2.6
Buildings	21.1	11.0
Equipment	92.7	82.6
Property, plant and equipment	117.7	96.2
Less: accumulated depreciation	(80.9)	(62.7)
Net property, plant and equipment	$36.8	$33.5

Note 6 - Notes Payable

	December 31,
(in millions)	2003	2002
Senior Credit Facility	$—	$1.6
European credit and overdraft facilities	1.9	0.1
Total notes payable	$1.9	$1.7

Senior Credit Facility

During 2001, 2002 and through March 19, 2003, Hexcel Denmark and its operating subsidiaries participated as a party to Hexcel Corporation’s global credit facility (the “Senior Credit Facility”).  The Senior Credit Facility, made available by a syndicate of banks, provided for ongoing working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel Corporation and participating subsidiaries with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations and facility sublimits relating to Hexcel Corporation’s European subsidiaries.  Hexcel Denmark had borrowing sublimits of $40.0 million ($20.0 million for each of its two operating subsidiaries) under the Senior

Credit Facility.  In addition, for the period January 2002 to March 2003, available borrowings for Hexcel Denmark and its operating subsidiaries were subject to borrowing base limitations computed as a percentage of eligible accounts receivable.  Hexcel Denmark’s accounts receivable served as collateral for its advances under the Senior Credit Facility.  Prior to January 2002, there were no borrowing base limitations or required collateral for advances.  As of December 31, 2002, Hexcel Denmark’s drawings under the Senior Credit Facility were $1.6 million.

On March 19, 2003, Hexcel Corporation completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a $115.0 million senior secured credit facility, also due 2008.  In connection with the refinancing, the Senior Credit Facility was paid in full, including all outstanding advances of Hexcel Denmark under the facility.

Hexcel Denmark’s weighted average interest rate on borrowings under the Senior Credit Facility was 6.12% for the period January 1, 2003 through March 19, 2003 and 6.65% for the year ended December 31, 2002.  Hexcel Denmark did not have any outstanding borrowing in 2001.

European Credit and Overdraft Facilities

In addition to the Senior Credit Facility, Hexcel Denmark has access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are terminable at the discretion of the lenders.  The interest rates on these credit and overdraft facilities for the three years ended December 31, 2003, ranged from 2.3% to 5.6%.  The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.  The Company has $6.6 million available under these facilities as of December 31, 2003.

Factoring Facility

In May 2003, the Company entered into an accounts receivable factoring facility with a third party to provide Hexcel Denmark with 20.0 million Euros in borrowing capacity.  Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee.  This facility also provides for the payment of customary fees and expenses.  As of December 31, 2003, the Company did not have any accounts receivable factored under this facility.

Note 7 - Leasing Arrangements

Certain processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $1.8 million in 2003 and $0.2 million in 2002.  No rental expense was recognized in 2001.

Scheduled future minimum lease payments under noncancelable leases as of December 31, 2003 were:

(in millions) Payable during years ending December 31:	Operating
2004	$2.3
2005	2.2
2006	2.1
2007	1.7
2008	1.6
Thereafter	8.1
Total minimum lease payments	$18.0

Note 8 - Related Party Transactions

Hexcel Denmark conducts sales and purchase transactions with Hexcel Corporation and its subsidiaries.  Hexcel Denmark also receives a commission from or pays a commission to Hexcel Corporation and its subsidiaries for sales services when product is shipped to certain countries or customers.  In addition, Hexcel Corporation and subsidiaries provide certain management, legal, tax, treasury and accounting services to Hexcel Denmark for a management fee.

The following table provides the related party transactions for the years ended December 31, 2003, 2002 and 2001:

(in millions)	2003	2002	2001
Net sales	$55.7	$44.2	$51.6
Purchases	45.4	41.3	51.7
Commissions received/paid for sales services, net	(0.3)	0.6	0.9
Management fees	5.6	3.4	5.7

As a result of these sales and purchase transactions, the Company had the following outstanding receivable and payable balances to and from Hexcel Corporation and its subsidiaries as of December 31, 2003 and 2002:

(in millions)	2003	2002
Accounts receivable	$3.7	$3.2
Accounts payable	3.2	6.0

In connection with Hexcel Denmark’s acquisition of Hexcel S.A. on December 31, 2003, Hexcel Denmark delivered a note, denominated in Danish Kronor, equal to $113.0 million to Hexcel Corporation.  The note bears interest at 9.875% through maturity on December 31, 2004.  Refer to Note 1 for additional information regarding this note.

In 2002, Hexcel Denmark loaned Hexcel Holding (UK) Limited, a subsidiary of Hexcel Corporation, 15.0 million Euros with interest payable through July 2003 at 7.3%, with the interest rate to be adjusted thereafter.  As of December 31, 2003 and 2002, these notes receivable were $18.8 million and $15.7 million, respectively.  In addition, short-term loans are made from time-to-time to affiliated companies in Europe.  Interest rates on short-term loans are at LIBOR plus 0.8% per annum.  The recorded short-term notes receivable, related parties balance was $14.3 million and $9.4 million at December 31, 2003 and 2002 respectively.  The Company recognized interest income of $1.2 million, $1.1 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, on related party loans.

Note 9 – Retirement and Other Postretirement Benefit Plans

Hexcel Denmark provides all eligible employees with retirement benefits based on mandatory collective bargaining agreements. The calculation is performed annually and depends on employee seniority and staff level.  As of December 31, 2003 and 2002, the Company had $2.5 million and $2.1 million, respectively, recorded in “long-term retirement obligations” relating to this retirement benefit.

In addition, Hexcel Denmark has recorded a “long-term retirement obligation” of $0.8 million and $0.6 million as of December 31, 2003 and 2002, respectively, to provide stated benefits to participating employees upon retirement.  The retirement benefits were calculated by an independent actuary and relate to five employees.

Note 10 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2003, were as follows:

(in millions)	2003	2002	2001

Income before income taxes:	$16.3	$16.7	$11.6

Provision for income taxes:
Current	$6.3	$4.7	$4.9
Deferred	(0.4)	1.3	(0.5)
Total provision for income taxes	$5.9	$6.0	$4.4

A reconciliation of the provision for income taxes at the statutory income tax rates of 35.4%, 35.4% and 36.4% to the effective income tax rate, for the years ended December 31, 2003, 2002 and 2001 respectively, is as follows:

(in millions)	2003	2002	2001
Provision for taxes at French statutory rate	$5.8	$5.9	$4.1
Impact of different international tax rates, permanent differences and other	0.1	0.1	0.3
Total provision for income taxes	$5.9	$6.0	$4.4

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2003 and 2002, were:

(in millions)	2003	2002
Pension and profit sharing	$1.3	$1.2
Accelerated depreciation	(4.8)	(4.6)
Reserves and other, net	(1.0)	0.5
Net deferred tax liability	$(4.5)	$(2.9)

Note 11 – Stock-Based Incentive Plans

Hexcel Corporation has in effect various stock option and management incentive plans for eligible employees.  Certain Hexcel Denmark employees are eligible to participate in these plans.  The plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards that are based on Hexcel Corporation’s common stock price.  Options to purchase Hexcel Corporation’s common stock are granted at the fair market value on the date of grant.  Substantially all of these options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances.

In 2003, eligible employees of Hexcel Denmark were granted 10,324 restricted stock units.  Restricted stock units are convertible to an equal number of shares of Hexcel Corporation common stock and generally vest ratably over a three-year period.  Compensation expense recognized in 2003 relating to the restricted stock units was not material.

Stock option data for Hexcel Denmark employees participating in the Hexcel Corporation stock option plan for the three years ended December 31, 2003, was:

	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2001	211,658	$11.22
Options granted	26,900	$10.31
Options exercised	(11,735)	$5.91
Options expired or canceled	(5,467)	$14.34
Options outstanding as of December 31, 2001	221,356	$11.31
Options granted	35,900	$2.74
Options exercised	—	$—
Options expired or canceled	(9,110)	$10.19
Options outstanding as of December 31, 2002	248,146	$10.11
Options granted	45,031	$3.13
Options exercised	(917)	$7.31
Options expired or canceled	(3,533)	$8.56
Options outstanding as of December 31, 2003	288,727	$9.11

The total number of options exercisable for Hexcel Denmark employees participating in the Hexcel Corporation stock option plan as of December 31, 2003, 2002 and 2001 were 216,138, 195,616 and 194,456, respectively, at a weighted average exercise price per share of $10.88, $11.45 and $11.45, respectively.

The following table summarizes information about stock options outstanding for Hexcel Denmark employees participating in the Hexcel Corporation stock option plan as of December 31, 2003:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 –	5.74	76,931	8.52	$2.93	13,070	$2.74
$5.75 –	8.75	45,650	3.77	$7.07	45,650	$7.07
$8.76 –	10.49	24,959	7.32	$10.30	16,897	$10.29
$10.50 –	12.49	105,054	1.26	$11.96	104,388	$11.97
$12.50 –	24.00	36,133	1.52	$15.78	36,133	$15.78
$2.74 –	24.00	288,727	4.15	$9.11	216,138	$10.88

The weighted average fair value of stock options granted to Hexcel Denmark employees participating in the Hexcel Corporation stock option plan during 2003, 2002 and 2001 was $1.77, $1.92 and $5.67, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (in years)	4	5	4
Interest rate	3.12%	2.78%	4.35%
Volatility	78.09%	88.6%	68.9%
Dividend yield	—	—	—

Refer to Note 1 for the pro forma disclosure required under FAS 123 that exemplifies the effects on net income as if the Company had applied the fair value method of accounting for stock-based compensation.

Employee Stock Purchase Plan (“ESPP”)

Hexcel S.A. participates in Hexcel Corporation’s ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of Hexcel Corporation common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of December 31, 2003, the maximum number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During the three-year period ending December 31, 2003, approximately two thousand shares of Hexcel Corporation common stock were issued to employees of Hexcel Denmark under the ESPP.

Note 12 – Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

Hexcel Denmark is exposed to the impact of exchange rate volatility between the U.S. dollar and its functional currency, the Euro.  During 2001, Hexcel Denmark entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  During the fourth quarter of 2003, Hexcel Denmark entered into similar contracts to also exchange U.S. dollars for Euros through March 2005.  The aggregate notional amount of these contracts was $25.1 million and $25.0 million at December 31, 2003 and 2002, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of Hexcel Denmark under long-term sales contracts with certain customers.  These contracts are expected to provide Hexcel Denmark with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  Effectiveness of the hedges is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the foreign currency forward exchange contracts based on changes in forward rates.  For the three years ended December 31, 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income” was a net gain of $1.6 million and $3.8 million in 2003 and 2002, respectively, and a net loss of $2.9 million in 2001.  Approximately $1.9 million of the amounts recorded in “accumulated other comprehensive income (loss)” at December 31, 2003, is expected to be reclassified into earnings in fiscal 2004 as the hedged sales are recognized.

Note 13 – Commitments and Contingencies

Hexcel Denmark is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, employment, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel.  Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.  Although it is impossible to determine the level of future expenditures for legal and related matters with any degree of certainty, it is the Company’s opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Stock Pledge under the Senior Secured Notes, due 2008

On March 19, 2003, Hexcel Corporation issued $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its U.S. subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s U.S. subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel Denmark and Hexcel’s U.K. first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under Hexcel Corporation’s senior secured credit facility, described below.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.

Stock Pledge under the Senior Secured Credit Facility

Also on March 19, 2003, Hexcel Corporation entered into a $115.0 million asset-based senior secured credit facility with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the credit facility do not include Hexcel Denmark or its operating subsidiaries.  All obligations under the senior secured credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material U.S. subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel Denmark and Hexcel’s U.K. first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and certain intercompany notes is on an equal basis with a substantially identical pledge of such stock and intercompany notes given to secure the obligations under the senior secured notes, described above.  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had a letter of credit of $0.5 million and $1.7 million outstanding as of December 31, 2003 and 2002, respectively, to cover payment of certain raw materials.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the three years ended December 31, 2003, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2003 and 2002, was as follows:

(in millions)	Product Warranty
Balance as of January 1, 2001	$0.8
Warranty expense	4.1
Deductions and other	(3.7)
Balance as of December 31, 2001	$1.2
Warranty expense	1.2
Deductions and other	(1.6)
Balance as of December 31, 2002	0.8
Warranty expense	1.6
Deductions and other	(0.1)
Balance as of December 31, 2003	$2.3

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the three years ended December 31, 2003, consisted of the following:

(in millions)	2003	2002	2001
Cash paid for:
Interest	$0.4	$0.5	$0.4
Taxes	$5.6	$5.0	$6.0

In connection with Hexcel Denmark’s acquistion of Hexcel S.A. on December 31, 2003, Hexcel Denmark delivered a note, denominated in Danish Kronor, equal to $113.0 million to Hexcel Corporation as a non-cash transaction.  Refer to Note 1 for further discussion of the non-cash transaction resulting from the formation of Hexcel Denmark.

Note 15 – Comprehensive Income

Comprehensive income represents net income and other unrealized gains and losses, such as cash flow hedging activities and foreign currency translation adjustments, affecting shareholder’s equity that are not reflected in the consolidated statements of operations.  The components of comprehensive income are reported on the consolidated statements of stockholder’s equity and comprehensive income.

The components of accumulated other comprehensive income as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Currency translation adjustments	$21.4	$2.7
Net unrealized gains on financial instruments	2.5	0.9
Accumulated other comprehensive income	$23.9	$3.6

Note 16 - Segment Information

The financial results for Hexcel Denmark’s business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel Denmark’s management internally segregates financial information for the purposes of assisting in making internal operating decisions.  Hexcel Denmark evaluates performance based on operating income and generally accounts for intersegment sales based on arm’s-length prices.  Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributable to the business segments.  Accounting principles used in the segment information are generally the same as those used for the consolidated financial statements.  Hexcel Denmark’s business segments and related products are as follows:

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

The following table presents financial information of the Company’s business segments as of December 31, 2003, 2002 and 2001, and for the years then ended:

(in millions)	Reinforcements	Composites	Eliminations	Total

Net Sales (a)
2003	$92.4	$135.0	$—	$227.4
2002	96.2	104.5	—	200.7
2001	95.8	122.3	—	218.1
Intersegment sales
2003	$29.2	$—	$(29.2)	$—
2002	20.4	—	(20.4)	—
2001	22.5	—	(22.5)	—
Operating income
2003	$(0.7)	$16.1	$—	$15.4
2002	6.4	9.9	—	16.3
2001	3.1	8.6	—	11.7
Depreciation and amortization
2003	$5.6	$2.1	$—	$7.7
2002	3.5	1.8	—	5.3
2001	4.3	1.9	—	6.2
Business consolidation and restructuring expenses
2003	$1.8	$—	$—	$1.8
2002	0.8	0.6	—	1.4
2001	2.5	0.9	—	3.4
Business consolidation and restructuring payments
2003	$1.6	$0.2	$—	$1.8
2002	2.9	1.4	—	4.3
2001	0.7	—	—	0.7
Segment assets
2003	$92.3	$71.6	$—	$163.9
2002	62.6	68.8	—	131.4
2001	47.5	56.3	—	103.8
Capital expenditures
2003	$3.9	$0.9	$—	$4.8
2002	2.6	0.8	—	3.4
2001	4.4	1.0	—	5.4

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Geographic Data

Net sales by geographic area consisted of the following for the three years ended December 31, 2003:

(in millions)	2003	2002	2001
Net sales: (a)
France	$99.6	$76.9	$90.2
Germany	20.2	17.4	24.0
Italy	20.1	25.0	31.3
Other	87.5	81.4	72.6
Total consolidated net sales	$227.4	$200.7	$218.1

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Net sales are attributed to geographic areas based on the location of customers.  All long-lived assets, such as of property, plant and equipment and other tangible assets, are located in France.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Hexcel Holdings (UK) Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexcel Holdings (UK) Limited and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
March 10, 2004

Hexcel Holdings (UK) Limited and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$10.3	$6.7
Accounts receivable, net	35.9	32.3
Accounts receivable, related parties	1.8	4.1
Inventories, net	23.1	19.5
Prepaid expenses and other current assets	10.9	2.8
Total current assets	82.0	65.4

Net property, plant and equipment	64.1	56.0
Goodwill	14.1	11.5
Other assets	10.6	15.1

Total assets	$170.8	$148.0

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$71.5
Notes payable, related parties	25.6	9.4
Interest payable, related parties	6.4	0.2
Accounts payable	18.8	13.6
Accounts payable, related parties	8.0	8.4
Accrued compensation and benefits	6.5	5.8
Business consolidation and restructuring liabilities	3.9	5.5
Other accrued liabilities	6.8	8.0
Total current liabilities	76.1	122.4

Long-term notes payable and capital lease obligations	6.9	2.6
Long-term notes payable, related parties	233.0	78.6
Long-term retirement obligations	15.7	15.1
Other non-current liabilities	4.6	2.4
Total liabilities	336.3	221.1

Commitments and contingencies (see Note 13)

Stockholder’s equity (deficit):
Parent’s net investment	(150.3)	(68.4)
Accumulated other comprehensive loss	(15.2)	(4.7)
Total stockholder’s equity (deficit)	(165.5)	(73.1)

Total liabilities and stockholder’s equity (deficit)	$170.8	$148.0

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions)	2003	2002	2001

Net sales	$269.3	$247.1	$298.3
Cost of sales	228.4	199.6	234.3
Gross margin	40.9	47.5	64.0
Selling, general and administrative expenses	21.0	19.0	24.7
Research and technology expenses	6.7	4.5	5.2
Business consolidation and restructuring expenses	0.1	2.2	9.8
Operating income	13.1	21.8	24.3
Interest expense	16.8	6.1	6.6
Income before income taxes	(3.7)	15.7	17.7
Provision for income taxes	4.8	4.9	5.8
Net income (loss)	$(8.5)	$10.8	$11.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss)

For the Years Ended December 31, 2003, 2002 and 2001

(In millions)	Parent’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)	Comprehensive Income (Loss)

Balance, January 1, 2001	$(0.4)	$(0.1)	$(0.5)

Net income	11.9	—	11.9	$11.9
Currency translation adjustments	—	(5.1)	(5.1)	(5.1)
Net unrealized loss on financial instruments	—	(3.0)	(3.0)	(3.0)
Comprehensive income				$3.8
Contributions from parent	3.2	—	3.2
Distributions to parent	(25.0)	—	(25.0)
Balance, December 31, 2001	$(10.3)	$(8.2)	$(18.5)

Net income	10.8	—	10.8	$10.8
Currency translation adjustments	—	6.1	6.1	6.1
Net unrealized gain on financial instruments	—	5.5	5.5	5.5
Minimum pension obligation	—	(8.1)	(8.1)	(8.1)
Comprehensive income				$14.3
Contributions from parent	4.2	—	4.2
Distributions to parent	(73.1)	—	(73.1)
Balance, December 31, 2002	$(68.4)	$(4.7)	$(73.1)

Net loss	(8.5)	—	(8.5)	$(8.5)
Currency translation adjustments	—	(11.2)	(11.2)	(11.2)
Net unrealized gain on financial instruments	—	1.4	1.4	1.4
Minimum pension obligation	—	(0.7)	(0.7)	(0.7)
Comprehensive loss				$(19.0)
Distributions to parent	(73.4)	—	(73.4)
Balance, December 31, 2003	$(150.3)	$(15.2)	$(165.5)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Holdings (UK) Limited and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$(8.5)	$10.8	$11.9
Reconciliation to net cash provided by operations:
Depreciation	9.8	6.5	6.2
Amortization of goodwill	—	—	0.7
Deferred income taxes	4.4	0.5	(2.6)
Business consolidation and restructuring expenses	0.1	2.2	9.8
Business consolidation and restructuring payments	(2.5)	(4.2)	(1.7)
Changes in assets and liabilities:
Decrease in accounts receivable	3.1	7.5	1.0
Decrease in inventories	0.6	4.2	10.7
Decrease (increase) in prepaid expenses and other assets	(0.2)	(0.4)	0.3
Decrease in accounts payable and accrued liabilities	(4.0)	(5.3)	(4.0)
Decrease in net accounts receivable, accounts payable and interest payable, related parties	6.9	1.5	(4.3)
Changes in other non-current assets and long-term liabilities	(2.5)	(2.0)	(0.6)
Net cash provided by operating activities	7.2	21.3	27.4

Cash flows from investing activities
Capital expenditures	(7.1)	(4.5)	(10.9)
Other	(0.3)	0.1	(2.4)
Net cash used for investing activities	(7.4)	(4.4)	(13.3)

Cash flows from financing activities
Proceeds (repayments) of notes payable and capital lease obligations, net	(68.4)	(20.8)	(1.2)
Proceeds from issuance of debt, related parties	141.8	76.3	5.6
Contributions from parent	—	4.2	3.2
Distributions to parent	(73.4)	(73.1)	(25.0)
Net cash used for financing activities	—	(13.4)	(17.4)
Effect of exchange rate changes on cash and cash equivalents	3.8	0.1	2.8
Net increase (decrease) in cash and cash equivalents	3.6	3.6	(0.5)
Cash and cash equivalents at beginning of year	6.7	3.1	3.6
Cash and cash equivalents at end of year	$10.3	$6.7	$3.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Hexcel Holdings (UK) Limited was incorporated in the United Kingdom on November 7, 2000 and is a wholly-owned subsidiary of Hexcel Corporation, a Delaware corporation.  The consolidated financial statements include the historical assets, liabilities and related operations of Hexcel Holdings (UK) Limited and its subsidiaries (“HH U.K.” or “the Company”).  Hexcel Corporation has agreed to provide financial assistance to the Company in meeting its obligations, as needed, for the foreseeable future and in any event until at least January 1, 2006.  All significant intercompany transactions have been eliminated.

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

HH U.K. is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance composite materials for use in commercial aerospace, industrial, and space and defense markets.  The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, high-speed trains and ferries, cars and trucks, wind turbine blades, and recreational equipment.  The Company serves primarily the European market with manufacturing and/or sales offices in the United Kingdom, Austria, Belgium, Germany, Italy and Spain.

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

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2003 and 2002, inventory allowances were $3.5 million and $3.2 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods.  The estimated useful lives range from 10 to 40 years for buildings, 12 years for leasehold improvements, and from 4 to 14 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

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

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) for the years ended December 31, 2003, 2002 and 2001 are as follows:

(in millions)	2003	2002	2001

Net income (loss):
Net income (loss), as reported	$(8.5)	$10.8	$11.9
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(0.4)	(0.5)	(0.4)
Pro forma net income	$(8.9)	$10.3	$11.5

Currency Translation

The assets and liabilities of HH U.K. are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.   Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholder’s equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to HH U.K.’s consolidated results of operations in 2003, 2002 or 2001.

Revenue Recognition

Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment.     The Company accrues for sales returns and allowances based on its historical experience at the time of sale.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.

Shipping and Handling Costs

The Company recognizes shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations.  Shipping and handling costs billed to the customer for reimbursement purposes are not significant.

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

Concentration of Credit Risk

Financial instruments that potentially subject HH U.K. to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to EADS, including Airbus, and its subcontractors accounted for approximately 34%, 34% and 37% of the Company’s 2003, 2002 and 2001 net sales, respectively.  In addition, one other customer accounted for approximately 11% and 14% of 2003 and 2002 net sales, respectively.  No other customers accounted for more than 10% of the Company’s net sales in 2002 and 2001.  The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2003 and 2002, the allowance for doubtful accounts was $0.7 million and $0.5 million, respectively.  Bad debt expense was $0.1 million in each of the years ended December 31, 2003, 2002 and 2001.

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

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 was effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company adopted the provisions of FAS 149 during the third quarter of 2003 with no impact to its consolidated financial position or results of operations.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”  (“FAS 132”).  While the revised FAS 132 retains the disclosures required by the previous statement, additional disclosures have been added in response to concerns expressed by users of financial statements.  Those additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  Certain of these additional disclosures for U.S. plans are required in a company’s financial statements effective December 15, 2003, while other disclosures and the disclosures for foreign plans are required in a company’s financial statements effective June 15, 2004.   The Company will make the additional disclosures required for its foreign plans as of its fiscal year ended December 31, 2004.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2003 presentation.

Note 2 - Goodwill

Upon the Company’s adoption of FAS 142 as of January 1, 2002, amortization of goodwill ceased.  Although no amortization expense was recognized in 2003 and 2002, the consolidated statements of operations include amortization expense of $0.7 million in 2001.

Net income (loss) for the years ended December 31, 2003, 2002 and 2001, adjusted to exclude amortization expense, net of tax, are as follows:

(in millions)	2003	2002	2001
Net income (loss):
Net income (loss)	$(8.5)	$10.8	$11.9
Goodwill amortization, net of tax	—	—	0.7
Adjusted net income	$(8.5)	$10.8	$12.6

Changes in the carrying amount of goodwill for the three years ended December 31, 2003 are as follows:

(in millions)	Total
Balance as of January 1, 2001	$8.5
Amortization of goodwill	(0.7)
Currency translation adjustments	(0.5)
Other	2.4
Balance as of December 31, 2001	$9.7
Currency translation adjustments	1.8
Balance as of December 31, 2002	$11.5
Currency translation adjustments	2.3
Other	0.3
Balance as of December 31, 2003	$14.1

Note 3 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2003, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$0.4	$—	$0.4
Business consolidation and restructuring expenses	7.7	2.1	9.8
Cash expenditures	(1.7)	—	(1.7)
Non-cash usage, including asset write-downs	—	(1.7)	(1.7)
Balance as of December 31, 2001	$6.4	$0.4	$6.8
Business consolidation and restructuring expenses	2.6	(0.4)	2.2
Cash expenditures	(4.2)	—	(4.2)
Currency translation adjustments	0.7	—	0.7
Balance as of December 31, 2002	$5.5	$—	$5.5
Business consolidation and restructuring expenses	0.1	—	0.1
Cash expenditures	(2.5)	—	(2.5)
Currency translation adjustments	0.8	—	0.8
Balance as of December 31, 2003	$3.9	$—	$3.9

November 2001 Program

In November 2001, the Company, in conjunction with Hexcel Corporation, announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production and the weakness in the global economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  In connection with the program, the Company recognized charges of $9.8 million in the fourth quarter of 2001.  During 2003 and 2002, the Company continued the implementation of this program by further reducing its workforce.  As a result, $0.1 million and $2.2 million of additional expense was incurred in 2003 and 2002, respectively.

Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$—	$—	$—
Business consolidation and restructuring expenses	7.7	2.1	9.8
Cash expenditures	(1.3)	—	(1.3)
Non-cash usage, including asset write-downs	—	(1.7)	(1.7)
Balance as of December 31, 2001	$6.4	$0.4	$6.8
Business consolidation and restructuring expenses	2.6	(0.4)	2.2
Cash expenditures	(4.2)	—	(4.2)
Currency translation adjustments	0.7	—	0.7
Balance as of December 31, 2002	$5.5	$—	$5.5
Business consolidation and restructuring expenses	0.1	—	0.1
Cash expenditures	(2.5)	—	(2.5)
Currency translation adjustments	0.8	—	0.8
Balance as of December 31, 2003	$3.9	$—	$3.9

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

Business consolidation activities for the December 1998 and September 1999 programs in 2001 consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2001	$0.4	$—	$0.4
Cash expenditures	(0.4)	—	(0.4)
Balance as of December 31, 2001	$—	$—	$—

Note 4 - Inventories

	December 31,
(in millions)	2003	2002
Raw materials	$6.7	$7.8
Work in progress	7.6	5.5
Finished goods	8.8	6.2
Inventories	$23.1	$19.5

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2003	2002
Land	$1.4	$0.9
Buildings	34.8	30.5
Equipment	96.4	76.7
Construction in progress	5.1	2.3
Property, plant and equipment	137.7	110.4
Less: accumulated depreciation	(73.6)	(54.4)
Net property, plant and equipment	$64.1	$56.0

Note 6 - Notes Payable

	December 31,
(in millions)	2003	2002
Senior Secured Credit Facility	$4.0	$—
Senior Credit Facility	—	71.3
Total notes payable	4.0	71.3
Capital lease obligations	3.0	2.8
Total notes payable and capital lease obligations	$7.0	$74.1

Notes payable and current maturities of capital lease obligations	$0.1	$71.5
Long-term notes payable and capital lease obligations, less current maturities	6.9	2.6
Total notes payable and capital lease obligations	$7.0	$74.1

On March 19, 2003, Hexcel Corporation completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the completion of its previously announced sale of mandatorily redeemable convertible preferred stock for $125.0 million, the issuance of $125.0 million of 9-7/8% senior secured notes, due 2008, and the establishment of a new $115.0 million senior secured credit facility, also due 2008.  In connection with the refinancing, the Senior Credit Facility, describe below, was paid in full, including all outstanding advances of HH U.K. under the facility.

Senior Secured Credit Facility

As noted above, Hexcel Corporation entered into a $115.0 million asset-backed credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the Senior Secured Credit Facility include, in addition to Hexcel Corporation, HH U.K.’s operating subsidiaries in the U.K., Austria and Germany.  This credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and HH U.K.’s operating subsidiary in the U.K., the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of HH U.K.’s Austrian and German operating subsidiaries is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, HH U.K.’s operating subsidiaries in the U.K., Austria and Germany have facility sublimits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on Hexcel Corporation’s fixed charge ratio and the currency denomination of such borrowing.  The weighted average interest rate on HH U.K.’s borrowings under the Senior Secured Credit Facility was 5.30% for the year ended December 31, 2003.  The credit facility also provides for the payment of customary fees and expenses.

Senior Credit Facility

During 2001, 2002 and through March 19, 2003, HH U.K. and its operating subsidiaries participated as a party to Hexcel Corporation’s global credit facility (the “Senior Credit Facility”).  The Senior Credit Facility, made available by a syndicate of banks, provided for ongoing working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel Corporation and participating subsidiaries with committed lines of approximately $297.6 million as of December 31, 2002, subject to certain limitations and facility sublimits relating to Hexcel Corporation’s European subsidiaries.  HH U.K. had borrowing sublimits of $70.0 million (ranging from $5.0 million to $20.0 million per operating subsidiary) under the Senior Credit Facility.  In addition, for the period January 2002 to March 2003, available borrowings for HH U.K. and its operating subsidiaries were subject to borrowing base limitations computed as a percentage of eligible accounts receivable.  HH U.K.’s accounts receivable served as collateral for its advances under the Senior Credit Facility.  Prior to January 2002, there were no borrowing base limitations or required collateral for advances.  As of December 31, 2002, HH U.K.’s drawings under the Senior Credit Facility were $71.3 million.

HH U.K.’s weighted average interest rate on borrowings under the Senior Credit Facility was 4.91% for the period January 1, 2003 through March 19, 2003, and 5.28% and 6.63% for the years ended December 31, 2002 and 2001, respectively.  The Senior Credit Facility was scheduled to expire in 2004.

European Credit and Overdraft Facilities

In addition to the Senior Secured Credit Facility, certain of HH U.K.’s subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are terminable at the discretion of the lenders.  The Company did not have any outstanding borrowings under these facilities as of December 31, 2003 and 2002.

Note 7 - Leasing Arrangements

Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2003 and 2002, were:

(in millions)	2003	2002
Property, plant and equipment	$4.3	$3.6
Less: accumulated depreciation	(1.4)	(1.1)
Net property, plant and equipment	$2.9	$2.5

Capital lease obligations	$3.0	$2.8
Less: current maturities	(0.1)	(0.2)
Long-term capital lease obligations, net	$2.9	$2.6

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $0.5 million in 2003, $0.7 million in 2002 and $0.5 million in 2001.

Scheduled future minimum lease payments under noncancelable capital and operating leases as of December 31, 2003 were:

(in millions) Payable during years ending December 31:	Type of Lease
	Capital	Operating

2004	$0.3	$0.3
2005	0.3	0.2
2006	0.3	0.1
2007	0.3	—
2008	0.3	—
Thereafter	3.0	—
Total minimum lease payments	$4.5	$0.6

Less amounts representing interest	1.5
Present value of future minimum capital lease payments	3.0
Less current obligations under capital leases	0.1
Long-term obligations under capital lease	$2.9

Note 8 - Related Party Transactions

HH U.K. conducts sales and purchase transactions with Hexcel Corporation and its subsidiaries.  In addition, Hexcel Corporation provides certain management, legal, tax, treasury and accounting services to HH U.K. for a management fee.

The following table provides the related party transactions for the years ended December 31, 2003, 2002 and 2001:

(in millions)	2003	2002	2001
Net sales	$29.5	$32.0	$48.9
Purchases	$74.8	$61.4	$77.0
Management fees	$4.5	$3.8	$5.4

As a result of these sales and purchase transactions, the Company had the following outstanding receivable and payable balances to and from Hexcel Corporation and its subsidiaries as of December 31, 2003 and 2002:

(in millions)	2003	2002
Accounts receivable	$1.8	$4.1
Accounts payable	$8.0	$8.4
Interest payable	$6.4	$0.2

HH U.K. also has notes payable to Hexcel Corporation, and to Hexcel Holdings Denmark ApS and its operating subsidiaries (together “Hexcel Denmark”).  Hexcel Denmark is a Danish subsidiary of Hexcel Corporation.  The notes payable, related parties balances as of December 31, 2003 and 2002 are as follows:

	December 31,
(in millions)	2003	2002
Short-term notes payable to Hexcel Denmark	$14.3	$9.4
Short-term notes payable to Hexcel Corporation	11.3	—
Short-term notes payable, related parties	$25.6	$9.4

Long-term note payable to Hexcel Denmark	$18.8	$15.7
Long-term notes payable to Hexcel Corporation	214.2	62.9
Long-term notes payable, related parties	$233.0	$78.6

Short-term Notes Payable to Hexcel Denmark

HH U.K. has entered into short-term loans with Hexcel Denmark.  Interest rates on these loans tend to be at LIBOR plus 0.8% per annum.  The balance of the short-term notes payable, related parties was $14.3 million and $9.4 million as of December 31, 2003 and 2002.

Short-term Notes Payable to Hexcel Corporation

In March 2003, HH U.K. issued a short-term note payable to Hexcel Corporation for $17.0 million.  The original term of the note was for three months at an interest rate of 4.03%.  The note had been rolled over for two successive three-month periods, with total principal reductions of $7.0 million.  As of December 31, 2003, the short-term note payable was $10.0 million, carrying an interest rate of 3.42% through maturity on March 17, 2004.  HH U.K. also has an additional $1.3 million short-term payable to Hexcel Corporation as discussed below.

Long-term Notes Payable to Hexcel Denmark

In 2002, HH U.K. borrowed fifteen million Euros from Hexcel Denmark under a long-term note agreement.  The note is repayable in Euros with interest payable through July 2003 at 7.3%, with the interest rate to be adjusted thereafter.  As of December 31, 2003 and 2002, the long-term note payable was $18.8 million and $15.7 million, respectively.

Long-term Notes Payable to Hexcel Corporation

In 2003, HH U.K. distributed two inter-company long-term notes of one of its subsidiaries to Hexcel Corporation.  The first note is in the amount of 12.5 million Euros.  This note carries an interest rate of 7.0%, payable quarterly.  The note matures on December 1, 2007 with principal reductions scheduled as follows: 1.0 million Euros due December 1, 2003; 1.0 million Euros due on December 1, 2004; 2.0 million Euros due December 31, 2005; 4.0 million Euros due December 1, 2006; and 4.5 million Euros due December 1, 2007.  The first note payable was $14.4 million as of December 31, 2003, of which $1.3 million was classified as short term.  The second note is for 55.5 million Euros.  This note carries an interest rate of 7.5%.  The note matures in March 2013, although the parties are entitled to extend the terms for an additional ten years.  This long-term note was $69.7 million as of December 31, 2003.

Also in 2003, HH U.K. distributed a $56.0 million long-term note to Hexcel Corporation.  This note carries an interest rate of 9.875%, payable quarterly.  The note matures in March 2008.

In 2002, HH U.K. distributed a long-term note of one of its subsidiaries to Hexcel Corporation in the amount of sixty million Euros.  The note carries an annual interest rate of 7.0% and is payable quarterly within 30 days following the end of each quarter.  The note matures in December 2007, although the parties are entitled to agree upon the extension of such terms for an additional five-year period.  The long-term note payable was $75.4 million and $62.9 million as of December 31, 2003 and 2002.

The table below reflects aggregate scheduled maturities of notes payable, related parties:

Payable during the years ending December 31:	(in millions)
2004	$25.6
2005	2.5
2006	5.0
2007	81.0
2008	56.0
Thereafter	88.5
Total notes payable	$258.6

The Company recognized interest expense of $15.7 million, $1.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, on related party loans.

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

HH U.K. also maintains a benefit plan in Austria that provides eligible employees up to twelve months salary upon retirement or termination.  The benefits are based on years of employment and final pay, with employees first earning two months pay after three years of service and a maximum of twelve months pay after twenty-five years of service.   The Company has accrued benefit costs for this plan of $1.9 million and $2.1 million as of December 31, 2003 and 2002, respectively, included in “long-term retirement obligations” in the accompanying consolidated balance sheets.

The net periodic expense for all of these defined benefit and retirement savings plans, for the three years ended December 31, 2003, was:

(in millions)	2003	2002	2001
Defined benefit retirement plans	$3.2	$1.5	$1.8
Retirement savings plans-matching contributions	2.1	1.2	1.3
Retirement savings plans-profit sharing and incentive contributions	1.4	1.0	—
Net periodic expense	$6.7	$3.7	$3.1

The net periodic cost of HH U.K.’s defined benefit retirement plans for the three years ended December 31, 2003, were:

(in millions)	2003	2002	2001
Service cost	$1.9	$2.1	$2.5
Interest cost	4.0	3.0	3.0
Expected return on plan assets	(3.8)	(4.1)	(4.1)
Net amortization and deferral	1.4	0.5	—
Sub-total	3.5	1.5	1.4
Curtailment and settlement loss	(0.3)	—	0.4
Net periodic pension cost	$3.2	$1.5	$1.8

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for HH U.K.’s defined benefit retirement plans as of and for the years ended December 31, 2003 and 2002, were:

(in millions)	2003	2002
Change in benefit obligation:
Benefit obligation - beginning of year	$66.5	$58.4
Service cost	1.9	2.1
Interest cost	4.0	3.0
Plan participants’ contributions	1.0	0.5
Actuarial (gain) loss	5.4	(3.1)
Benefits paid	(1.9)	(1.0)
Curtailment and settlement loss	(0.5)	—
Foreign currency translation adjustments	8.7	6.6
Benefit obligation - end of year	$85.1	$66.5

Change in plan assets:
Fair value of plan assets - beginning of year	$47.5	$52.8
Actual return on plan assets	4.8	(11.2)
Employer contributions	2.0	1.4
Plan participants’ contributions	1.0	0.5
Benefits paid	(1.9)	(1.0)
Foreign currency translation adjustments	6.1	5.0
Settlements	(0.2)	—
Fair value of plan assets - end of year	$59.3	$47.5

Reconciliation of funded status to net amount recognized:
Unfunded status	$(25.8)	$(19.0)
Unrecognized actuarial loss	31.1	25.9
Net amount recognized	$5.3	$6.9

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$7.9	$8.6
Accrued benefit liability	(13.8)	(13.0)
Accumulated other comprehensive income (before tax)	11.2	11.3
Net amount recognized	$5.3	$6.9

The total accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets was $58.3 million and $46.5 million as of December 31, 2003 and 2002, respectively.  A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “accumulated other comprehensive income,” net of tax.  Amortization of loss is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.  Assets for the defined benefit pension plans generally consist of publicly traded equity securities, bonds and cash investments.

As of December 31, 2003 and 2002, the prepaid benefit cost was included in “other assets” in the accompanying consolidated balance sheets.  For 2003 and 2002, the accrued benefit cost was included in “long-term retirement obligations” in the accompanying consolidated balance sheets.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001

Discount rates	5.3% – 5.5%	5.3% – 6.0%	5.8% – 6.0%
Rates of increase in compensation	2.3% – 4.0%	2.5% – 3.8%	2.5% – 4.0%
Expected long-term rates of return on plan assets	5.0% – 8.0%	5.0% – 7.8%	5.8% – 7.0%

Note 10 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2003, were as follows:

(in millions)	2003	2002	2001

Income before income taxes:	$(3.7)	$15.7	$17.7

Provision for income taxes:
Current	$0.4	4.4	8.4
Deferred	4.4	0.5	(2.6)
Total provision for income taxes	$4.8	$4.9	$5.8

A reconciliation of the provision for income taxes at the statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2003, is as follows:

(in millions)	2003	2002	2001
Provision for taxes at the statutory rate	$(1.3)	$5.4	$6.2
Impact of different international tax rates, permanent differences and other	1.4	(0.5)	(0.4)
Valuation allowance	4.7	—	—
Total provision for income taxes	$4.8	$4.9	$5.8

During the forth quarter of 2003, the Company increased its tax provision rate through the establishment of a $4.7 million non-cash valuation allowance on a deferred tax asset previously recognized by its Belgian operating subsidiary.  Due to a weakening dollar and slower materialization of sales and margin improvements derived from recent manufacturing transformations, the Company reduced its estimates for future taxable income generated in Belgium during the carryforward period.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2003 and 2002, were:

(in millions)	2003	2002
Net operating loss carryforwards	$3.2	$2.4
Accelerated depreciation	(2.3)	(3.3)
Unfunded pension liability	3.4	1.7
Reserves and other, net	(1.9)	1.5
Valuation allowance	(4.7)	—
Net deferred tax asset (liability)	$(2.3)	$2.3

Net Operating Loss Carryforwards

As of December 31, 2003, HH U.K had net operating loss carryforwards for its Belgian subsidiary’s income tax purposes of approximately $14.7 million, which can be carried forward without limitations.

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

As of December 31, 2003 and 2002, officers of HH U.K. had a total of 5,600 performance accelerated restricted stock units (“PARS”) outstanding.  PARS are convertible to an equal number of shares of Hexcel Corporation common stock and generally vest at the end of a seven-year period (or upon the attainment of certain financial or stock performance objectives, if sooner), subject to certain terms of employment and other circumstances that may accelerate the vesting period.  In each of the years ended December 31, 2002 and 2001, 16,177 PARS were converted into Hexcel Corporation common stock.   No PARS were granted during the three years ended December 31, 2003.

In 2003 and 2002, eligible officers of HH U.K. were granted 33,678 and 17,900 restricted stock units, respectively.  Restricted stock units are convertible to an equal number of shares of Hexcel Corporation common stock and generally vest ratably over a three-year period.  One-third of the restricted stock units granted in 2002 were converted to stock in the first quarter of 2003.  Compensation expense recognized in 2003, 2002 and 2001 relating to the PARS and restricted stock units was not material.

Stock option data for HH U.K. employees participating in the Hexcel Corporation stock option plan for the years ended December 31, 2003, 2002 and 2001, was:

	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2001	344,230	$10.44
Options granted	58,934	$10.31
Options exercised	(13,590)	$6.28
Options expired or canceled	(1,885)	$9.53
Options outstanding as of December 31, 2001	387,689	$10.63
Options granted	124,300	$2.74
Options exercised	—	$—
Options expired or canceled	(23,464)	$10.20
Options outstanding as of December 31, 2002	488,525	$8.65
Options granted	123,076	$3.13
Options exercised	(700)	$2.74
Options expired or canceled	(19,769)	$12.13
Options outstanding as of December 31, 2003	591,132	$7.38

The total number of options exercisable for HH U.K. employees participating in the Hexcel Corporation stock option plan as of December 31, 2003, 2002 and 2001 were 366,233, 272,322 and 205,355, respectively, at a weighted average exercise price per share of $9.72, $10.63 and $10.60, respectively.

The following table summarizes information about stock options outstanding for HH U.K. employees participating in the Hexcel Corporation stock option plans of December 31, 2003:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 –	5.74	246,676	8.52	$2.93	40,746	$2.74
$5.75 –	8.75	74,360	5.68	$6.64	74,360	$6.64
$8.76 –	10.49	82,970	7.05	$10.06	64,001	$10.03
$10.50 –	12.49	156,626	5.36	$11.68	156,626	$11.68
$12.50 –	24.00	30,500	2.91	$15.81	30,500	$15.81
$2.74 –	24.00	591,132	6.83	$7.38	366,233	$9.72

The weighted average fair value of stock options granted to HH U.K. employees participating in the Hexcel Corporation stock option plan during 2003, 2002 and 2001 was $1.77, $1.92 and $5.67, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (in years)	4	5	4
Interest rate	3.12%	2.78%	4.35%
Volatility	78.09%	88.6%	68.9%
Dividend yield	—	—	—

Employee Stock Purchase Plan (“ESPP”)

HH U.K participates in Hexcel Corporation’s ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of Hexcel Corporation common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  The maximum number of shares of common stock reserved for issuance under the ESPP is 0.5 million.  During the three-year period ending December 31, 2003, approximately fifteen thousand shares of Hexcel Corporation common stock were issued to employees of HH U.K. under the ESPP.

Note 12 – Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

HH U.K. is exposed to the impact of exchange rate volatility between the U.S. dollar and its functional currencies, being either the Euro or the British Pound Sterling.  During 2001, HH U.K. entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  During the fourth quarter of 2003, HH U.K. entered into similar contracts to also exchange U.S. dollars for Euros through March 2005.  The aggregate notional amount of these contracts was $37.8 million and $33.0 million at December 31, 2003 and 2002, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of HH U.K. under long-term sales contracts with certain customers.  These contracts are expected to provide HH U.K. with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the exposure to fluctuations in currency exchange rates.  Effectiveness of the hedges is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the foreign currency forward exchange contracts based on changes in forward rates.  For the three years ended December 31, 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income” was a net gain of $1.4 million and $5.5 million in 2003 and 2002, respectively, and a net loss of $3.0 million in 2001.  Approximately $3.9 million of the unrealized gains recorded in “accumulated other comprehensive loss” at December 31, 2003 are expected to be reclassified into earnings in fiscal 2004 as the hedged sales are recognized.

Note 13 – Commitments and Contingencies

HH U.K. is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, employment, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.  Although it is impossible to determine the level of future expenditures for legal, environmental and related matters with any degree of certainty, it is the Company’s opinion, based on available information, that it is unlikely that these matters, individually or in the aggregate will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Stock Pledge under the Senior Secured Notes, due 2008

On March 19, 2003, Hexcel Corporation issued $125.0 million of 9-7/8% senior secured notes at a price of 98.95% of face value.  The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its U.S. subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s U.S. subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of HH U.K and Hexcel’s Danish first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under Hexcel Corporation’s senior secured credit facility, described below.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.

Stock Pledge under the Senior Secured Credit Facility

Also on March 19, 2003, Hexcel Corporation entered into a $115.0 million asset-backed senior secured credit facility with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, HH U.K.’s operating subsidiaries in the U.K., Austria and Germany.  All obligations under the senior secured credit facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material U.S. subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of HH U.K. and Hexcel’s Danish first-tier holding company, and certain intercompany notes.  This pledge of foreign stock and certain intercompany notes is on an equal basis with a substantially identical pledge of such stock and intercompany notes given to secure the obligations under the senior secured notes, described above.  The obligations of HH U.K.’s operating subsidiary in the U.K. are secured by its accounts receivable, inventory, and cash and cash equivalents.  The obligations of HH U.K.’s Austrian and German operating subsidiaries are secured by their respective accounts receivable (see Note 6).  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

As a result of this pledge and the pledge under the senior secured notes, due 2008, Hexcel Corporation is required to file, under Rule 3-16 of Regulation S-X, the consolidated financial statements and accompanying notes of HH U.K. as of December 31, 2003 and 2002 and for the three years ended December 31, 2003.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had letter of credit of $0.4 million and $0.3 million outstanding as of December 31, 2003 and 2002, with a customs house to ensure duty payments.

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the years ended December 31, 2003, 2002 and 2001, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2003 and 2002, was as follows:

(in millions)	Product Warranties
Balance as of January 1, 2001	$2.0
Warranty expense	0.5
Deductions and other	(0.8)
Balance as of December 31, 2001	$1.7
Warranty expense	0.6
Deductions and other	(0.8)
Balance as of December 31, 2002	$1.5
Warranty expense	1.1
Deductions and other	(1.5)
Balance as of December 31, 2003	$1.1

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2003, 2002 and 2001, consist of the following:

(in millions)	2003	2002	2001
Cash paid for:
Interest	$2.3	$5.5	$7.3
Taxes	$3.2	$7.7	$11.8

Note 15 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other unrealized gains and losses, such as cash flow hedging activities, foreign currency translation adjustments and minimum pension obligations, affecting shareholder’s equity that are not reflected in the consolidated statements of operations.  The components of comprehensive income are reported on the consolidated statements of stockholder’s equity (deficit) and comprehensive income (loss).

The components of accumulated other comprehensive loss as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Currency translation adjustments	$(10.3)	$0.9
Minimum pension obligations	(8.8)	(8.1)
Net unrealized gains on financial instruments	3.9	2.5
Accumulated other comprehensive loss	$(15.2)	$(4.7)

Note 16 - Segment Information

The Company operates and is managed as one cohesive business segment, of which revenues are derived from the sale of composite materials.  The Company’s lightweight, high-performance composite materials are utilized in prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts that are primarily for the commercial aerospace, industrial, and space and defense markets.

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the years ended December 31, 2003, 2002, and 2001:

(in millions)	2003	2002	2001
Net sales: (a)
Austria	$75.0	$75.3	$90.5
Belgium	9.6	16.3	59.4
Germany	34.3	32.2	40.7
United Kingdom	89.3	73.9	42.1
Spain	61.1	49.4	65.6
Total consolidated net sales	$269.3	$247.1	$298.3

Long-lived assets:
Austria	$22.3	$19.4	$17.5
Belgium	6.7	7.4	6.1
Germany	0.1	0.2	0.1
United Kingdom	37.6	33.5	30.7
Spain	7.5	6.5	5.5
Total consolidated long-lived assets	$74.2	$67.0	$59.9

(a) Includes sales to Hexcel Corporation and its subsidiaries.

Net sales are attributed to geographic areas based on the location in which the sale originated.  Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors of Hexcel Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 26, 2004 appearing in this Annual Report on Form 10-K to Stockholders of Hexcel Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 2004

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at beginning of year	Charged (credited) to expense	Deductions and other	Balance at end of year

Year ended December 31, 2003
Allowance for doubtful accounts	$5.1	$0.6	$(1.5)	$4.2
Allowance for obsolete and unmarketable inventory	21.3	6.1	(6.7)	20.7
Valuation allowance for deferred tax asset	161.0	12.8	(27.7)	146.1

Year ended December 31, 2002
Allowance for doubtful accounts	$8.5	$(0.9)	$(2.5)	$5.1
Allowance for obsolete and unmarketable inventory	25.1	7.6	(11.4)	21.3
Valuation allowance for deferred tax asset	185.0	8.5	(32.5)	161.0

Year ended December 31, 2001
Allowance for doubtful accounts	$7.0	$3.4	$(1.9)	$8.5
Allowance for obsolete and unmarketable inventory	30.7	6.3	(11.9)	25.1
Valuation allowance for deferred tax asset	6.2	180.3	(1.5)	185.0