Form 10-Q
period 2004-03-31
HEXCEL CORP /DE/
filed 2004-05-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2004
COMMON STOCK	39,302,144

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$24.0	$41.7
Accounts receivable, net	144.8	126.2
Inventories, net	130.4	120.5
Prepaid expenses and other current assets	18.5	16.2
Total current assets	317.7	304.6

Property, plant and equipment	683.7	688.0
Less accumulated depreciation	(401.6)	(394.1)
Net property, plant and equipment	282.1	293.9

Goodwill	76.4	76.9
Investments in affiliated companies	7.7	7.4
Other assets	39.2	39.9
Total assets	$723.1	$722.7

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.5	$2.1
Accounts payable	81.5	64.1
Accrued liabilities	92.7	97.7
Total current liabilities	174.7	163.9

Long-term notes payable and capital lease obligations	469.8	481.3
Other non-current liabilities	63.6	64.9
Total liabilities	708.1	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at March 31, 2004 and December 31, 2003	109.1	106.0

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at March 31, 2004 and at December 31, 2003	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 40.0 shares issued at March 31, 2004 and December 31, 2003	0.4	0.4
Additional paid-in capital	301.5	303.5
Accumulated deficit	(384.5)	(392.6)
Accumulated other comprehensive income	2.5	8.8
	(80.1)	(79.9)
Less – Treasury stock, at cost, 1.4 shares at March 31, 2004 and 1.3 shares at December 31, 2003	(14.0)	(13.5)
Total stockholders’ equity (deficit)	(94.1)	(93.4)
Total liabilities and stockholders’ equity (deficit)	$723.1	$722.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended March 31,
(In millions, except per share data)	2004	2003
Net sales	$262.8	$228.6
Cost of sales	208.2	182.6
Gross margin	54.6	46.0

Selling, general and administrative expenses	25.5	23.8
Research and technology expenses	4.9	4.3
Business consolidation and restructuring expenses	0.5	0.7
Operating income	23.7	17.2

Interest expense	12.4	13.7
Other expense, net	0.1	4.0
Income (loss) before income taxes	11.2	(0.5)
Provision for income taxes	3.4	2.3
Income (loss) before equity in earnings (losses)	7.8	(2.8)
Equity in earnings (losses) of affiliated companies	0.3	(0.4)
Net income (loss)	8.1	(3.2)
Deemed preferred dividends and accretion	(3.1)	(0.5)
Net income (loss) available to common shareholders	$5.0	$(3.7)

Net income (loss) per common share:
Basic	$0.13	$(0.10)
Diluted	$0.09	$(0.10)

Weighted average common shares outstanding:
Basic	38.9	38.5
Diluted	90.9	38.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Quarter Ended March 31,
(In millions)	2004	2003
Cash flows from operating activities
Net income (loss)	$8.1	$(3.2)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation	13.3	12.5
Amortization of debt discount and deferred financing costs	0.9	1.0
Deferred income taxes (benefit)	(0.2)	0.2
Business consolidation and restructuring expenses	0.5	0.7
Business consolidation and restructuring payments	(1.5)	(2.8)
Equity in (earnings) losses of affiliated companies	(0.3)	0.4
Working capital changes and other	(18.1)	(21.4)
Net cash provided by (used for) operating activities	2.7	(12.6)

Cash flows from investing activities
Capital expenditures	(4.5)	(2.3)
Net cash used for investing activities	(4.5)	(2.3)

Cash flows from financing activities
Proceeds from (repayments of) senior secured credit facilities, net	(3.4)	12.0
Proceeds from issuance of 9.875% senior secured notes, net of discount	—	123.7
Repayments of senior credit facility, net	—	(179.7)
Redemption of 7% convertible subordinated notes	—	(46.9)
Redemption of 9.75% senior subordinated notes	(10.5)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	(1.8)	1.0
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	125.0
Issuance costs related to debt and equity offerings	—	(14.1)
Activity under stock plans	(0.4)	0.1
Net cash (used for) provided by financing activities	(16.1)	21.1
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.3)
Net increase (decrease) in cash and cash equivalents	(17.7)	4.9
Cash and cash equivalents at beginning of quarter	41.7	8.2
Cash and cash equivalents at end of quarter	$24.0	$13.1

Supplemental Data:
Cash interest paid	$17.2	$24.5
Cash taxes paid	$3.4	$2.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2004, the results of operations for the quarters ended March 31, 2004 and 2003, and the cash flows for the quarters ended March 31, 2004 and 2003.  The condensed consolidated balance sheet of the Company as of December 31, 2003 was derived from the audited 2003 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2004 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Note 2 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods.  As of March 31, 2004, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income (loss) and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) are as follows:

	Quarter Ended March 31,
(In millions, except per share data)	2004	2003
Net income (loss):
Net income (loss) available to common shareholders, as reported	$5.0	$(3.7)
Add: Stock-based compensation expense included in reported net income (loss)	0.4	0.3
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1.2)	(1.2)
Pro forma net income (loss)	$4.2	$(4.6)

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.13	$(0.10)
Pro forma	$0.11	$(0.12)

Diluted net income (loss) per common share:
As reported	$0.09	$(0.10)
Pro forma	$0.05	$(0.12)

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 12).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the quarters ended March 31, 2004 and 2003 was $4.18 and $1.77, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2004	2003
Expected life (in years)	4	4
Interest rate	4.29%	3.12%
Volatility	71.68%	78.09%
Dividend yield	—	—

Note 3 - Inventories

(In millions)	March 31, 2004	December 31, 2003
Raw materials	$48.6	$42.9
Work in progress	40.7	35.9
Finished goods	41.1	41.7
Total inventories	$130.4	$120.5

Note 4 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2004 and December 31, 2003, and activity for the quarter ended March 31, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.2	0.4	0.6
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.2	0.3	0.5
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.4	$1.4	$4.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if employees are required to render services until they are terminated in order to receive the termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  As a result, the Company has recognized $0.2 million of expense for employee severance in the first quarter of 2004 based on the remaining employee service periods.  Cost associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of March 31, 2004 and December 31, 2003, and activity of the Livermore program for the quarter ended March 31, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$—	$—	$—
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of March 31, 2004	$0.2	$—	$0.2

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter ended March 31, 2004, the Company recognized business consolidation and restructuring expenses of $0.4 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, the Company decreased its accrued liabilities by $0.1 million due to a change in estimate.

Business consolidation and restructuring liabilities as of March 31, 2004 and December 31, 2003, and activity of the November 2001 program for the quarter ended March 31, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	—	0.4	0.4
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	—	0.3	0.3
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.2	$1.4	$4.6

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2004	December 31, 2003
Senior secured credit facility, due 2008	$0.5	$4.0
European credit and overdraft facilities	0.2	1.9
9.875% senior secured notes, due 2008, net of unamortized discount of $1.1 as of March 31, 2004 and December 31, 2003	123.9	123.9
9.75% senior subordinated notes, due 2009, net of unamortized discount of $0.9 as of March 31, 2004 and $1.0 as of December 31, 2003 (a)	320.7	328.5
7.0% convertible subordinated debentures, due 2011	21.0	21.0
Total notes payable	466.3	479.3
Capital lease obligations	4.0	4.1
Total notes payable and capital lease obligations	$470.3	$483.4

Notes payable and current maturities of long-term liabilities	$0.5	$2.1
Long-term notes payable and capital lease obligations, less current maturities	469.8	481.3
Total notes payable and capital lease obligations	$470.3	$483.4

(a)          Includes an increase of $1.6 million at March 31, 2004 and a decrease of $0.5 million at December 31, 2003 for derivative contracts.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates (see Note 11).

Senior Secured Credit Facility, due 2008

On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a new syndicate of lenders led by Bank of America Business Capital Corporation (formerly Fleet Capital Corporation) as agent.  The credit facility matures on March 31, 2008.  In addition to Hexcel Corporation, the borrowers under the credit facility are Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the credit facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin over the “prime rate” ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also requires the payment of customary fees and expenses.

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

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  As of March 31, 2004, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of March 31, 2004, the Company had borrowings of $0.5 million under this facility.  After taking into account a borrowing base of $90.2 million, less advances, letters of credit outstanding and other adjustments, the Company had undrawn revolver and overdraft availability under the facility of $68.3 million as of March 31, 2004.  Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability.  At March 31, 2004, Hexcel had issued letters of credit totaling $21.4 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company had standby letters of credit of $1.6 million outstanding at March 31, 2004 that were separate from this facility.

Senior Secured Notes, due 2008

The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel’s Danish and U.K. first-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company’s Senior Secured Credit Facility.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.  Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes.  The amount of additional secured debt that may be incurred is currently limited to $10.0 million, but may increase over time based upon a formula relating to the total net book value of Hexcel’s domestic property, plant and equipment.

In addition, the indenture governing the senior secured notes contains many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments, including dividends, and entering into transactions with affiliates.

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity.  As of March 31, 2004, the Company did not have any accounts receivable factored under this facility.

European Credit and Overdraft Facilities

Certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.

Repurchase of Senior Subordinated Notes, due 2009

During the first quarter of 2004, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases and the Company incurred a $0.7 million loss on the early retirement of debt in the quarter related to this transaction (see Note 8).

Note 6 – Mandatorily Redeemable Convertible Preferred Stock

On March 19, 2003, Hexcel received $119.8 million, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A convertible preferred stock and 125,000 shares of a series B convertible preferred stock.  Both series of convertible preferred stock are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and in certain circumstances must be redeemed for cash.  Each share of series A and series B preferred stock is convertible, at the option of the holder, into that number of shares of common stock equal to the stated value of the share of preferred stock divided by the conversion price.  The stated value of each share of series A preferred stock is $1,000, the stated value of each share of series B preferred stock is $195.618, and the conversion price for each share of preferred stock is $3.00.  Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share.  If both series were fully converted, the total number of Hexcel’s outstanding common shares would increase by 49.8 million shares. The preferred stockholders are entitled to vote on an as converted basis with Hexcel’s common stockholders.

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

The issuance of the series A and series B convertible preferred stock has resulted in certain deductions being recognized in the Company’s consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed.  These deductions are reported under a caption “deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these components is a non-cash expense at the time of recognition.  However, cash may be utilized to pay future dividends and/or for the redemption of the preferred stock.  The Company recognized deemed preferred dividends and accretion of $3.1 million and $0.5 million for the quarters ended March 31, 2004 and 2003, respectively.

Note 7 – Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, as well as retirement savings plans covering eligible U.S. employees.  The Company also participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   Refer to the Company’s 2003 Annual Report on Form 10-K for further information regarding these plans.

Net Periodic Benefit Cost

Net periodic benefit cost of Hexcel’s defined benefit retirement and postretirement plans for the quarters ended March 31, 2004 and 2003, were as follows:

(in millions)	U.S. Plans Quarter Ended March 31,		European Plans Quarter Ended March 31,
Defined Benefit Retirement Plans	2004	2003	2004	2003
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	0.4	0.4	1.2	1.0
Expected return on plan assets	(0.3)	(0.3)	(1.1)	(1.0)
Net amortization and deferral	0.3	0.2	0.4	0.4
Sub-total	0.6	0.5	1.1	0.9
Curtailment and settlement (gain) loss	0.2	0.2	(0.1)	(0.1)
Net periodic benefit cost	$0.8	$0.7	$1.0	$0.8

	Quarter Ended March 31,
Postretirement Plans	2004	2003
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization and deferral	—	(0.1)
Net periodic postretirement benefit cost	$0.3	$0.2

Contributions

The Company contributed $0.5 million and $0.2 million to its U.S. qualified and nonqualified defined benefit retirement plans during the first quarter of 2004 and 2003, respectively.  Although no minimum funding contributions are required, the Company intends to contribute approximately $1.5 million during 2004 to its U.S. qualified pension plan to fund expected lump sum payments.  The Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.3 million in 2004 to cover unfunded benefits.  The Company contributed $1.7 million to its U.S. defined benefits retirement plans during its 2003 fiscal year.

In addition, the Company contributed $0.6 million and $0.5 million to its European defined benefit retirement plans during the first quarter of 2004 and 2003, respectively.  Meeting governing requirements, the Company plans to contribute approximately $2.3 million during 2004 to its European plans.  The Company contributed $2.0 million to its European plans during its 2003 fiscal year.

In connection with its postretirement plans, the Company contributed $0.5 million in each of quarters ended March 31, 2004 and 2003.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.8 million in 2004 to cover unfunded benefits.  The Company contributed $1.9 million to its postretirement plans during its 2003 fiscal year.

Note 8 – Other Expense, Net

	Quarter Ended March 31,
(In millions)	2004	2003
Gain from the de-mutualization of an insurance company	$0.6	$—
Loss on early retirement of debt	(0.7)	(4.0)
Other expense, net	$(0.1)	$(4.0)

During the first quarter of 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001.  Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company.  The assets held in the account will be used to defray a portion of future funding requirements associated with these plans.  In connection therewith, the Company recognized a gain of $0.6 million in the first quarter of 2004.

In addition, during the first quarter of 2004, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, recognizing a $0.7 million loss on the early retirement of debt.  The loss resulted from the premium paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

In connection with its refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  Refer to the Company’s 2003 Annual Report on Form 10-K for further information on the refinancing transactions.

Note 9 - Net Income (Loss) Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2004	2003

Basic net income (loss) per common share:
Net income (loss)	$8.1	$(3.2)
Deemed preferred dividends and accretion	(3.1)	(0.5)
Net income (loss) available to common shareholders	$5.0	$(3.7)
Weighted average common shares outstanding	38.9	38.5

Basic net income (loss) per common share	$0.13	$(0.10)

Diluted net income (loss) per common share:
Net income (loss)	$8.1	$(3.2)
Deemed preferred dividends and accretion	(3.1)	(0.5)
Net income (loss) available to common shareholders	$5.0	$(3.7)
Plus: Deemed preferred dividends and accretion	3.1	—
Net income (loss) available to common shareholders plus assumed conversions	$8.1	$(3.7)

Weighted average common shares outstanding – Basic	38.9	38.5

Plus incremental shares from assumed conversions:
Restricted stock units	0.4	—
Stock options	1.8	—
Mandatorily redeemable convertible preferred stock	49.8	—
Weighted average common shares outstanding – Dilutive	90.9	38.5
Diluted net income (loss) per common share	$0.09	$(0.10)

The assumed conversion of the Company’s convertible subordinated debentures, due 2011, (exchangeable for 0.7 million common shares) was excluded from the computation of diluted net income (loss) per common share for the quarter ended March 31, 2004, as they were anti-dilutive.

The assumed conversions of 9.4 million shares underlying outstanding restricted stock units and stock options, the Company’s mandatorily redeemable convertible preferred stock (exchangeable for 49.8 million common shares), the Company’s convertible subordinated debentures, due 2011, (exchangeable for 0.7 million common shares), and the Company’s convertible subordinated notes, due 2003, were excluded from the computations of diluted net loss per common share for the quarter ended March 31, 2003, as they were anti-dilutive.  The Company repaid the remaining $46.9 million principal amount of its convertible subordinated notes, due 2003, on March 19, 2003.

Note 10 - Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income (loss) for the quarters ended March 31, 2004 and 2003 were as follows:

	Quarter Ended March 31,
(In millions)	2004	2003
Net income (loss) available to common shareholders	$5.0	$(3.7)
Currency translation adjustment	(4.3)	3.3
Unrealized gains on assets obtained from de-mutualization of insurance company	0.4	—
Net unrealized gains (losses) on financial instruments	(2.3)	1.5
Comprehensive income (loss)	$(1.2)	$1.1

Note 11 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The aggregate fair value and carrying amount of these swap agreements, as of March 31, 2004, was a $1.6 million increase in notes payable.  For the quarter ended March 31, 2004, hedge ineffectiveness was immaterial, and $0.6 million was recognized as a reduction in “interest expense.”

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of March 31, 2004 was a $2.2 million liability.  During the first quarter of 2004, hedge ineffectiveness was immaterial, and the change in fair value recognized in “comprehensive income (loss)” was a net reduction of $0.1 million.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $53.0 million and $62.9 million at March 31, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net reduction of $2.2 million for the first quarter of 2004 compared to a net increase of $1.5 million in the first quarter of 2003.  At March 31, 2004, unrealized gains of $4.2 million were recorded in “accumulated other comprehensive income,” net of tax, and are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 12 – Taxes

The Company’s tax provision for the quarters ended March 31, 2004 and 2003 was primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and

Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.

The U.S. and Foreign components of income (loss) before income taxes and the provision for income taxes for the quarters ended March 31, 2004 and 2003 are as follows:

	Quarter Ended March 31, 2004
	U.S.	Foreign	Total
Income before income taxes	$5.5	$5.7	$11.2
Provision for income taxes	0.2	3.2	3.4

Income before equity in earnings of affiliated companies	$5.3	$2.5	$7.8

	Quarter Ended March 31, 2003
	U.S.	Foreign	Total
Income (loss) before income taxes	$(6.8)	$6.3	$(0.5)
Provision for income taxes	0.1	2.2	2.3

Income (loss) before equity in losses of affiliated companies	$(6.9)	$4.1	$(2.8)

Net Operating Loss Carryforwards

As of March 31, 2004, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $136.6 million and $8.7 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure.  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2023.  The Company’s Belgian net operating losses can be carried forward without limitation.

Note 13 – Investments in Affiliated Companies

The Company has equity ownership investments in three Asian and one U.S. joint venture.  In connection therewith, the Company has considered the accounting and disclosure requirements of Financial Interpretation No. 46 “Consolidation of Variable Interest Entities,” (as revised) and believes that certain of these investments would be considered “variable interest entities.”  However, the Company also believes that it is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities in its accounts.

In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China.  Revenues of BHA Aero for the last twelve months ended March 31, 2004 were $10.5 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the last twelve months ended March 31, 2004 were $12.6 million.  Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them.  As of March 31, 2004, Hexcel had an equity investment balance of $0.6 million and an aggregate receivable balance of $2.9 million related to these joint ventures.  In addition, each of the equity owners of BHA Aero, including the Company, has an obligation to support a third party loan on a proportionate basis to their equity ownership interest.  The Company has met this obligation through an outstanding letter of credit of $11.1 million.  The third party loan supported by this letter of credit is due in July 2004 (BHA Aero’s banks have agreed to extend the maturity date from May 2004), and BHA Aero and its shareholders are currently exploring how it may be refinanced.  Such refinancing will probably require additional cash contributions by BHA Aero’s shareholders in the form of equity or subordinated debt and/or additional guarantees.  The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.  Apart from the accounts receivable balances, the letter of credit supporting the third party loan to BHA Aero and its remaining investment in these ventures, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Revenues of TechFab for the last twelve months ended March 31, 2004 were $27.1 million.  At March 31, 2004, Hexcel had an equity investment balance in TechFab of $7.1 million.  Hexcel has no other significant exposures to loss with this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the last twelve months ended March 31, 2004 were $10.5 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at March 31, 2004.  Hexcel has no significant exposures to loss with this joint venture.

Note 14 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2004, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at March 31, 2004 and December 31, 2003 was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2003	$5.0
Warranty expense	1.1
Deductions and other	(0.3)
Balance as of March 31, 2004	$5.8

Note 15 - Segment Information

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

Financial information for the Company’s segments for the quarters ended March 31, 2004 and 2003, is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
First Quarter 2004
Net sales to external customers	$74.1	$171.1	$17.6	$—	$262.8
Intersegment sales	26.4	4.6	—	—	31.0
Total sales	100.5	175.7	17.6	—	293.8

Operating income (loss)	7.6	22.6	0.5	(7.0)	23.7
Depreciation	4.2	8.6	0.5	—	13.3
Business consolidation and restructuring expenses	0.2	0.4	—	(0.1)	0.5
Capital expenditures	1.5	3.0	—	—	4.5

First Quarter 2003
Net sales to external customers	$57.9	$147.5	$23.2	$—	$228.6
Intersegment sales	23.0	5.3	—	—	28.3
Total sales	80.9	152.8	23.2	—	256.9

Operating income (loss)	3.9	18.8	1.2	(6.7)	17.2
Depreciation	4.3	7.6	0.6	—	12.5
Business consolidation and restructuring expenses	0.1	0.6	—	—	0.7
Capital expenditures	1.3	1.0	—	—	2.3

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	March 31, 2004	December 31, 2003
Reinforcements	$40.3	$40.3
Composites	20.0	20.5
Structures	16.1	16.1
Goodwill	$76.4	$76.9

Note 16 - Supplemental Guarantor Information

Certain subsidiaries of Hexcel have jointly, severally, fully and unconditionally guaranteed the Senior Secured Notes, due 2008.  Presented below is consolidating information for Hexcel (parent, issuer and primary obligor of the debt), Hexcel Holdings (UK) Limited, Clark-Schwebel Holding Corp., Hexcel Reinforcements Corp. (formerly Clark-Schwebel Corporation), CS Tech-Fab Holding, Inc., Hexcel Pottsville Corporation and Hexcel International (guarantor subsidiaries), and the non-guarantor subsidiaries of Hexcel.  Hexcel wholly owns all of the subsidiary guarantors.  Hexcel Holdings (UK) Limited and Hexcel International became guarantors as of November 12, 2003.  As a result, these entities have been reflected as guarantors in the financial information presented below for all periods.

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of March 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$10.7	$8.0	$5.3	$—	$24.0
Accounts receivable, net	35.8	61.8	47.2	—	144.8
Inter-company accounts receivable	139.6	209.9	9.8	(359.3)	—
Inventories, net	37.4	60.1	32.9	—	130.4
Inter-company short-term notes receivable	343.6	—	20.6	(364.2)	—
Prepaid expenses and other current assets	6.2	7.0	5.3	—	18.5
Total current assets	573.3	346.8	121.1	(723.5)	317.7

Net property, plant and equipment	130.6	116.1	35.4	—	282.1
Goodwill	21.5	52.7	2.2	—	76.4
Investments in subsidiaries	(571.8)	—	—	571.8	—
Investments in affiliated companies	—	7.1	0.6	—	7.7
Inter-company long-term notes receivable	671.4	—	18.2	(689.6)	—
Other assets	27.4	41.3	1.6	(31.1)	39.2
Total assets	$852.4	$564.0	$179.1	$(872.4)	$723.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$0.3	$—	$0.5
Inter-company short-term notes payable	—	251.8	112.4	(364.2)	—
Accounts payable	14.6	37.5	29.4	—	81.5
Inter-company accounts payable	247.5	100.2	11.6	(359.3)	—
Accrued liabilities	48.3	27.4	17.0	—	92.7
Total current liabilities	310.5	417.0	170.7	(723.5)	174.7

Long-term notes payable and capital lease obligations	466.5	3.3	—	—	469.8
Inter-company long-term notes payable	—	683.0	6.6	(689.6)	—
Other non-current liabilities	29.2	27.2	7.2	—	63.6
Total liabilities	806.2	1,130.5	184.5	(1,413.1)	708.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and at March 31, 2004	109.1	—	—	—	109.1
Stockholder’s equity (deficit)	(62.9)	(566.5)	(5.4)	540.7	(94.1)
Total liabilities and stockholders’ equity (deficit)	$852.4	$564.0	$179.1	$(872.4)	$723.1

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.8	$8.8	$5.1	$—	$41.7
Accounts receivable, net	28.3	52.8	45.1	—	126.2
Inter-company accounts receivable	121.9	194.6	6.9	(323.4)	—
Inter-company interest receivable	6.4	—	—	(6.4)	—
Inventories, net	34.7	55.1	30.7	—	120.5
Inter-company short-term notes receivable	208.4	—	14.3	(222.7)	—
Prepaid expenses and other current assets	2.5	8.9	4.8	—	16.2
Total current assets	430.0	320.2	106.9	(552.5)	304.6

Net property, plant and equipment	135.5	121.6	36.8	—	293.9
Goodwill	21.5	53.1	2.3	—	76.9
Investments in subsidiaries	(568.5)	—	—	568.5	—
Investments in affiliated companies	—	6.2	1.2	—	7.4
Inter-company long-term notes receivable	802.0	1.4	18.8	(822.2)	—
Other assets	26.7	43.1	2.6	(32.5)	39.9
Total assets	$847.2	$545.6	$168.6	$(838.7)	$722.7

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$1.9	$—	$2.1
Inter-company short-term notes payable	—	222.7	—	(222.7)	—
Inter-company interest payable	—	6.4	—	(6.4)	—
Accounts payable	9.5	35.5	19.1	—	64.1
Inter-company accounts payable	232.3	82.2	8.9	(323.4)	—
Accrued liabilities	55.0	26.6	16.1	—	97.7
Total current liabilities	296.9	373.5	46.0	(552.5)	163.9

Long-term notes payable and capital leases	474.3	7.0	—	—	481.3
Inter-company long-term notes payable	1.4	701.1	119.7	(822.2)	—
Other non-current liabilities	29.5	27.6	7.8	—	64.9
Total liabilities	802.1	1,109.2	173.5	(1,374.7)	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—	—	—	106.0
Stockholders’ equity (deficit)	(60.9)	(563.6)	(4.9)	536.0	(93.4)
Total liabilities and stockholders’ equity (deficit)	$847.2	$545.6	$168.6	$(838.7)	$722.7

Hexcel Corporation and Subsidiaries

Consolidating Statement of Operations

For the Quarter Ended March 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$90.3	$152.2	$66.8	$(46.5)	$262.8
Cost of sales	71.4	129.7	53.6	(46.5)	208.2
Gross margin	18.9	22.5	13.2	—	54.6

Selling, general and administrative expenses	12.9	10.1	2.9	(0.4)	25.5
Research and technology expenses	1.7	2.4	0.8	—	4.9
Business consolidation and restructuring expenses	0.2	0.1	0.2	—	0.5
Operating income	4.1	9.9	9.3	0.4	23.7

Interest income (expense)	4.5	(14.1)	(2.8)	—	(12.4)
Other income (expense), net	(0.1)	—	—	—	(0.1)
Income (loss) before income taxes	8.5	(4.2)	6.5	0.4	11.2

Provision for income taxes	0.4	1.0	2.0	—	3.4
Income (loss) before equity in earnings	8.1	(5.2)	4.5	0.4	7.8

Equity in losses of subsidiaries	(0.4)	—	—	0.4	—
Equity in earnings (losses) of affiliated companies	—	0.9	(0.6)	—	0.3
Net income (loss)	$7.7	$(4.3)	$3.9	$0.8	$8.1

*****

Hexcel Corporation and Subsidiaries

Consolidating Statement of Operations

For the Quarter Ended March 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$91.3	$121.6	$59.6	$(43.9)	$228.6
Cost of sales	73.3	104.2	49.0	(43.9)	182.6
Gross margin	18.0	17.4	10.6	—	46.0

Selling, general and administrative expenses	8.9	10.0	5.3	(0.4)	23.8
Research and technology expenses	1.7	1.8	0.8	—	4.3
Business consolidation and restructuring expenses	0.6	0.1	—	—	0.7
Operating income	6.8	5.5	4.5	0.4	17.2

Interest income (expense)	(1.4)	(12.7)	0.4		(13.7)
Other income (expense)	(4.0)	—	—	—	(4.0)
Income (loss) before income taxes	1.4	(7.2)	4.9	0.4	(0.5)

Provision for income taxes	0.1	0.4	1.8	—	2.3
Income (loss) before equity in earnings	1.3	(7.6)	3.1	0.4	(2.8)

Equity in losses of subsidiaries	(4.9)	—	—	4.9	—
Equity in earnings (losses) of affiliated companies	—	0.6	(1.0)	—	(0.4)
Net income (loss)	$(3.6)	$(7.0)	$2.1	$5.3	$(3.2)

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Quarter Ended March 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$7.7	$(4.3)	$3.9	$0.8	$8.1

Reconciliation to net cash provided by operations:
Depreciation	5.7	5.7	1.9	—	13.3
Amortization	0.9	0.4	—	(0.4)	0.9
Deferred income taxes	0.2	(0.4)	—	—	(0.2)
Business consolidation and restructuring expenses	0.2	0.1	0.2	—	0.5
Business consolidation and restructuring payments	(0.6)	(0.7)	(0.2)	—	(1.5)
Equity in losses of subsidiaries	0.4	—	—	(0.4)	—
Equity in (earnings) losses of affiliated companies	—	(0.9)	0.6	—	(0.3)
Net change in inter-company receivables/payables	(2.5)	2.8	(0.1)	(0.2)	—
Working capital changes and other	(17.7)	(4.2)	3.8	—	(18.1)
Net cash used for operating activities	(5.7)	(1.5)	10.1	(0.2)	2.7

Cash flows from investing activities
Capital expenditures	(0.8)	(2.1)	(1.6)	—	(4.5)
Net cash used for investing activities	(0.8)	(2.1)	(1.6)	—	(4.5)

Cash flows from financing activities
Repayments of senior secured credit facility, net	—	(3.4)	—	—	(3.4)
Redemption of 9.75% senior subordinated notes	(10.5)	—	—	—	(10.5)
Repayments of capital lease obligations and other debt, net	(0.1)	(0.1)	(1.6)	—	(1.8)
Proceeds (repayments) of inter-company debt, net	0.4	11.6	(7.5)	(4.5)	—
Activity under stock plans	(0.4)	—	—	—	(0.4)
Net cash provided by (used for) financing activities	(10.6)	8.1	(9.1)	(4.5)	(16.1)
Effect of exchange rate changes on cash and cash equivalents	—	(5.3)	0.8	4.7	0.2
Net increase (decrease) in cash and cash equivalents	(17.1)	(0.8)	0.2	—	(17.7)
Cash and cash equivalents at beginning of quarter	27.8	8.8	5.1	—	41.7
Cash and cash equivalents at end of quarter	$10.7	$8.0	$5.3	$—	$24.0

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Year Ended March 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(3.6)	$(7.0)	$2.1	$5.3	$(3.2)

Reconciliation to net cash provided by operations:
Depreciation	5.4	5.5	1.6	—	12.5
Amortization	1.0	0.4	—	(0.4)	1.0
Deferred income taxes	(0.2)	0.4	—	—	0.2
Business consolidation and restructuring expenses	0.6	0.1	—	—	0.7
Business consolidation and restructuring payments	(1.7)	(1.0)	(0.1)	—	(2.8)
Equity in losses of subsidiaries	4.9	—	—	(4.9)	—
Equity in (earnings) losses of affiliated companies	—	(0.6)	1.0	—	0.4
Net change in inter-company receivables/payables	—	1.0	(1.2)	0.2	—
Working capital changes and other	(14.2)	(9.1)	1.9	—	(21.4)
Net cash provided by (used for) operating activities	(7.8)	(10.3)	5.3	0.2	(12.6)

Cash flows from investing activities
Capital expenditures	(0.3)	(0.9)	(1.1)	—	(2.3)
Net cash used for investing activities	(0.3)	(0.9)	(1.1)	—	(2.3)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	12.0	—	—	—	12.0
Proceeds from issuance of 9.875% senior secured notes, net of discount	123.7	—	—	—	123.7
Repayments of senior credit facility, net	(106.4)	(71.7)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes	(46.9)	—	—	—	(46.9)
Proceeds from (repayments of) capital lease obligations and other debt, net	—	(1.4)	2.4	—	1.0
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—	—	—	125.0
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Proceeds (repayments) of long-term inter-company debt, net	(159.1)	161.5	(4.4)	2.0	—
Inter-company distributions received (paid)	73.4	(73.4)	—	—	—
Activity under stock plans	0.1	—	—	—	0.1
Net cash provided by (used for) financing activities	7.7	15.0	(3.6)	2.0	21.1
Effect of exchange rate changes on cash and cash equivalents	—	1.7	(0.8)	(2.2)	(1.3)
Net increase (decrease) in cash and cash equivalents	(0.4)	5.5	(0.2)	—	4.9
Cash and cash equivalents at beginning of quarter	(0.2)	8.4	—	—	8.2
Cash and cash equivalents at end of quarter	$(0.6)	$13.9	$(0.2)	$—	$13.1

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

	Quarter Ended March 31,
	Unaudited
(In millions, except per share data)	2004	2003
Net sales	$262.8	$228.6
Gross margin%	20.8%	20.1%
Operating income	$23.7	$17.2
Operating income%	9.0%	7.5%
Other expense, net	$0.1	$4.0
Provision for income taxes (a)	$3.4	$2.3
Equity in earnings (losses) of affiliated companies	$0.3	$(0.4)
Net income (loss)	$8.1	$(3.2)
Deemed preferred dividends and accretion	$(3.1)	$(0.5)
Net income (loss) available to common shareholders	$5.0	$(3.7)
Diluted net income (loss) per common share	$0.09	$(0.10)

(a)   The Company’s tax provision primarily reflects taxes on foreign income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate income in future years to utilize the net operating losses in full.

Results of Operations

Net Sales:  Net sales of $262.8 million for the first quarter of 2004 were 15.0%, or $34.2 million, higher than the $228.6 million of net sales for the first quarter of 2003.  The increase was due to fundamental growth in all four of our major markets along with a favorable impact from changes in foreign currency exchange rates.  Since the end of the first quarter of 2003, the Euro and the British pound sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in euros and pounds.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first quarter of 2004 as in the first quarter of 2003, net sales for the first quarter of 2003 would have been $252.0 million, 10.2% or $23.4 million higher than the first quarter of 2003.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2004 and 2003, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Quarter 2004
Reinforcements	$14.9	$43.4	$—	$15.8	$74.1
Composites	80.5	41.5	49.1	—	171.1
Structures	15.1	—	2.5	—	17.6
Total	$110.5	$84.9	$51.6	$15.8	$262.8
	42%	32%	20%	6%	100%
First Quarter 2003
Reinforcements	$13.5	$29.8	$—	$14.6	$57.9
Composites	74.2	37.0	36.3	—	147.5
Structures	18.2	—	5.0	—	23.2
Total	$105.9	$66.8	$41.3%	$14.6%	$228.6%
	47%	29%	8%	6%	100%

Commercial Aerospace: Net sales increased $4.6 million, or 4.3%, to $110.5 million for the first quarter of 2004, as compared to net sales of $105.9 million for the first quarter of 2003.  While net sales by the Reinforcements and Composites business segments were up 10.4% and 8.5%, respectively, sales by the Structures business segment declined 17.0% reflecting the continued transition of work to the Company’s Asian joint ventures and lower build rates. If adjusted to eliminate the favorable impact of changes in exchange rates, total sales to the commercial aerospace market would have increased by $1.5 million, or 1.4%, compared to the first quarter of 2003.

The sharp downturn in commercial aircraft build rates, that affected the Company’s revenues from the start of 2002, appears to have leveled off.  Both Boeing and Airbus have publicly forecasted their 2004 deliveries to be comparable to last year, with slight increases in 2005.  The Company’s commercial aerospace revenues are not only influenced by increases in commercial aircraft order and build rates, but also by the mix of aircraft that are produced and the rate of inventory utilization by its customers.  For instance, twin aisle aircraft use more of Hexcel’s products than narrow body aircraft and newly designed aircraft such as the Airbus A380 use more of Hexcel’s products than aircraft of older generations.  On average, the Company delivers products into the supply chain about six months prior to aircraft delivery.

Industrial: Net sales of $84.9 million for the first quarter of 2004 increased by 27.1%, or $18.1 million, compared to net sales of $66.8 million for the same quarter of 2003.  Excluding the favorable impact on foreign currency exchange rates of $5.0 million, sales to this market increased 19.6% year-on-year to $79.9 million.  Sales of reinforcement fabrics used in soft body armor and sales of composites for recreational equipment applications each showed year-on-year growth exceeding 25%.  Demand for reinforcement fabrics used in soft body armor strengthened towards the end of the first quarter, 2003, and has remained strong thereafter.  As a result, year-on-year growth comparisons are expected to be more modest for the balance of 2004.  Compared to the fourth quarter, 2003 revenues were 16.7% higher in the first quarter, 2004.  Revenues from recreational applications grew slightly compared to the fourth quarter, 2003.  Sales of composite materials used for wind energy applications also displayed solid year-on-year growth, while revenues from products used in other non-aerospace applications, including architectural, automotive and industrial, showed mixed results.

Space & Defense: Net sales to this market for the first quarter of 2004 were $51.6 million, an increase of $10.3 million, or 24.9%, when compared to the first quarter of 2003.  On a constant foreign currency basis, net sales to this market of $49.5 million were up $8.2 million, or 19.9%, year-on-year.  During the first quarter of 2004, the Company saw revenue growth from many programs, including the F-22 Raptor and many U.S. and European helicopter and helicopter blade replacement programs.  A “stop work” notice was received in the quarter following the cancellation of the Comanche program.  Sales for this program were $3.8 million and $1.4 million in the first quarters of 2004 and 2003, respectively, and $14.1 million for the full year of 2003.  Overall, the Company continues to benefit from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe.  However, the benefits the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will depend upon the timing and extent of program funding.

Electronics: Net sales of $15.8 million for the first quarter of 2004 increased $1.2 million, or 8.2%, compared to net sales of $14.6 million for the first quarter of 2003.  If adjusted for the $0.6 million favorable impact of exchange rates, revenues to this market would have been $15.2 million in the first quarter of 2004.  The Company’s electronics product mix continued to shift towards higher-end applications, which is consistent with the overall market movement of lower margin commodity type products to Asia.  The Company’s focus on advanced technology materials and specialty applications is expected to enhance performance in this market, despite sales continuing at lower levels than what the Company has seen in past recovery cycles.

Gross Margin:  Gross margin for the first quarter of 2004 was $54.6 million, or 20.8% of net sales, compared with $46.0 million, or 20.1% of net sales, for the same period last year.  The increase in gross margin reflects higher net sales and the benefits obtained from the Company’s cost reduction programs initiated in 2001.  Depreciation for the first quarter of 2004 was $13.3 million compared to $12.5 million in the first quarter of 2003.  The increase in depreciation primarily reflects changes in foreign currency exchange rates and increased depreciation associated with certain of the Company’s restructuring actions.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $25.5 million for the first quarter of 2004 were $1.7 million higher than the first quarter of 2003.  The year-over-year increase in SG&A expenses primarily reflects the impact of higher foreign currency exchange rates of approximately $1.4 million, as the U.S. dollar had weakened against the British pound and Euro since the end of the first quarter of 2003.

Research and Technology Expenses (“R&T”):  R&T expenses for the first quarter of 2004 were $4.9 million compared with $4.3 million for the first quarter of 2003.  In both periods, R&T expenses were 1.9% of net sales.  The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Operating Income:  Operating income was $23.7 million, or 9.0% of net sales, in the first quarter of 2004, compared with $17.2 million, or 7.5% of net sales, in the first quarter of 2003.  The year-over-year increase in operating income was driven by higher net sales and gross margin, partially offset by higher SG&A and R&T expenses.  Business consolidation and restructuring expenses were $0.5 million in the first quarter of 2004 compared to $0.7 million in the first quarter of 2003.

Interest Expense:  Interest expense was $12.4 million for the first quarter of 2004, compared to $13.7 million for the first quarter of 2003.  The $1.3 million decline in interest expense reflects the substantial reduction in total debt during the 2003 fiscal year offset slightly by higher interest rates.

Other Expense, Net:  Other expense, net was $0.1 million and $4.0 million for the first quarter of 2004 and 2003, respectively.  In the first quarter of 2004, the Company recognized a $0.6 million gain attributable to the de-mutualization of an insurance company and a $0.7 million loss on the early retirement of debt.  In 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001.  Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company.  The assets held in the account will be used to defray a portion of future funding requirements associated with these plans.  The $0.7 million loss on the early retirement of debt results from the premium paid on the Company’s repurchase of $10.0 million principal amount of its 9.75% senior subordinated notes due 2009, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

In the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs related to the former senior credit facility, due 2004, and the 7% convertible subordinated notes, due 2003.   The Company had repaid its former credit facility and repurchased the convertible notes in connection with the re-financing of its capital structure.

Provision for Income Taxes:  The provision for income taxes of $3.4 million and $2.3 million in the first quarter of 2004 and 2003, respectively, were primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations generate sufficient taxable income to utilize the net operating losses in full.  Refer to Note 12 to the accompanying condensed consolidated financial statements.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies for the first quarter of 2004 was $0.3 million, compared to equity in losses of $0.4 million in the first quarter of 2003.  The year-over-year increase was derived from higher equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in U.S., and lower equity in losses at the Structures business segments’ joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies do not affect the Company’s cash flows.  Refer to Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first quarter of 2004 and 2003, the Company recognized deemed preferred dividends and accretion of $3.1 million and $0.5 million, respectively.  The recording of deemed preferred dividends and accretion began March 19, 2003; the date the Company completed the refinancing of its capital structure.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.  Refer to Note 6 to the accompanying condensed consolidated financial statements.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of March 31, 2004 and December 31, 2003, and activity of the Company’s two remaining programs for the quarter ended March 31, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.2	0.4	0.6
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.2	0.3	0.5
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.4	$1.4	$4.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if employees are required to render services until they are terminated in order to receive the termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  As a result, the Company has recognized $0.2 million of expense for employee severance in the first quarter of 2004 based on the remaining employee service periods.  Cost associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter ended March 31, 2004, the Company recognized business consolidation and restructuring expenses of $0.4 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, the Company decreased its accrued liabilities by $0.1 million due to a change in estimate.  Cash expenditures for this program were $1.5 million during the first quarter of 2004, leaving an accrued liability balance of $4.6 million as of March 31, 2004.

Financial Condition

Liquidity:  As of March 31, 2004, the Company had cash and cash equivalents of $24.0 million and undrawn availability under its senior secured credit facility of $68.3 million.  Undrawn availability is the net of a borrowing base as of March 31, 2004 of $90.2 million less advances under the facility and outstanding letters of credit.  In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements. As of March 31, 2004, the Company did not have any outstanding borrowings under its factoring facility.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of March 31, 2004, the Company’s total debt, net of cash, was $446.3 million, an increase of $4.6 million from $441.7 million as of December 31, 2003.  The increase in net debt reflects the Company’s historical trend of using cash in the first quarter as a result of annual compensation and benefit payments, coupon interest payments and working capital increases from year-end levels.  During the quarter, the Company used some of its excess cash on hand to lower its outstanding debt by $13.1 million as it repurchased $10.0 million principal amount of its 9.75% senior secured notes, due 2009, and reduced its borrowings under the senior secured credit facility and European overdraft facilities.

Credit Facility:  On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a new syndicate of lenders led by Bank of America Business Capital Corporation (formerly Fleet Capital Corporation) as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin over the “prime rate” ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

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

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  As of March 31, 2004, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of March 31, 2004, the Company had outstanding borrowings of $0.5 million and issued letters of credit totaling $21.4 million, of which $11.1 million supported a third-party loan to BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), under the Senior Secured Credit Facility.  Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability.  In addition, the Company had standby letters of credit of $1.6 million outstanding at March 31, 2004 that were separate from this facility.

Operating Activities:  Net cash provided by operating activities was $2.7 million in the first quarter of 2004, as compared to net cash used for operating activities of $12.6 million in the first quarter of 2003.  The year-on-year increase in cash provided by operating activities was primarily due to an improvement in net income, lower business consolidation and restructuring payments and lower working capital requirements compared to the first quarter of 2003.

Investing Activities:  Net cash used for investing activities was $4.5 million in the first quarter of 2004 compared with $2.3 million used in the first quarter of 2003.  The cash was used for capital expenditures in both periods.  With a focus on productivity improvements and preparing for growth, the Company anticipates cash used for capital expenditures will be approximately $30.0 million in 2004.

Financing Activities:  Net cash used for financing activities was $16.1 million in the first quarter of 2004 compared to $21.1 million provided by financing activities in the first quarter of 2003.  During the first quarter of 2004, the Company utilized excess cash to repay $3.4 million of borrowings under the senior secured credit facility, to repurchase at a premium $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, and to repay other long-term debt and capital lease obligations of $1.8 million.

During the first quarter of 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9.875% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility.  The proceeds from the sale of convertible preferred securities were used to redeem $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The Company repaid the remaining advances under the then existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company’s new 9.875% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility.  In connection with the refinancing, the Company paid $14.1 million of issuance costs.

Financial Obligations and Commitments:  As of March 31, 2004, current maturities of notes payable and capital lease obligations were $0.5 million with no substantial debt repayments due until 2008.  Debt obligations maturing in 2004 include $0.2 million of drawings under certain European credit and overdraft facilities and $0.1 million due under certain capital lease obligations.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company had entered into several capital leases for buildings and warehouses with expirations through 2009.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Borrowings under the Senior Secured Credit Facility were $0.5 million as of March 31, 2004.  In addition, letters of credit totaling $21.4 million were issued under the Senior Secured Credit Facility.  As of March 31, 2004, the borrowing base under the credit facility was $90.2 million, providing the Company with undrawn revolver and overdraft revolver availability of $68.3 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.  Borrowings under the Senior Secured Credit Facility mature on March 31, 2008.

The 7% convertible subordinated debentures, due 2011, require annual mandatory redemptions of $1.8 million through a sinking fund, with the principal balance due at maturity.  The Company satisfied the 2004 annual sinking fund requirement in 2003.  The next sinking fund payment is required prior to August 1, 2005.  The outstanding principal of $125.0 million under the 9.875% senior secured notes and the outstanding $320.0 million principal amount under the 9.75% senior subordinated notes mature on October 1, 2008 and January 15, 2009, respectively.

Total letters of credit issued and outstanding were $23.0 million as of March 31, 2004, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  Approximately $21.4 million of these letters of credit were issued under the Senior Secured Credit Facility, with the remaining $1.6 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2004 and 2005, most, if not all, will be re-issued.

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

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of March 31, 2004, for the remaining nine months of 2004, for the years ended 2005 through 2008 and thereafter:

(In millions)	Remaining Nine Months of 2004	2005	2006	2007	2008	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$0.5	$	$0.5
European credit and overdraft Facilities	0.2	—	—	—	—	—	0.2
9.875% Senior secured notes (a)	—	—	—	—	125.0	—	125.0
9.75% Senior subordinated notes (b)	—	—	—	—	—	320.0	320.0
7.0% Convertible subordinated debentures	—	1.8	1.8	1.8	1.8	13.8	21.0
Capital leases	0.1	0.3	0.3	0.3	0.4	2.6	4.0
Subtotal	0.3	2.1	2.1	2.1	127.7	336.4	470.7
Operating leases	3.5	4.2	3.5	2.3	1.8	9.3	24.6
Total financial obligations	$3.8	$6.3	$5.6	$4.4	$129.5	$345.7	$495.3

Letters of credit	$10.8	$12.2	$—	$—	$—	$—	$23.0
Benefit plan contributions	4.3	—	—	—	—	—	4.3
Total commitments	$15.3	$12.0	$—	$—	$—	$—	$27.3

(a)   At March 31, 2004, the unamortized discount on the $125.0 million of 9.875% senior secured notes issued March 19, 2003 was $1.1 million.

(b)   At March 31, 2004, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2001, was $0.9 million.  In addition, the notes were increased by the fair value basis adjustment of $1.6 million attributable to certain interest rate swap agreements.

In July 2004 (BHA Aero’s banks have agreed to extend the maturity date from May 2004) the loan to the Company’s BHA Aero joint venture in China supported by the $11.1 million letter of credit is due.  BHA Aero and its shareholders are currently exploring how it may be refinanced.  Such refinancing will probably require additional cash contributions by BHA Aero’s shareholders in the form of equity or subordinated debt and/or additional guarantees.  The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.

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

As liquidity permits, the Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

For further information regarding the Company’s financial resources, obligations and commitments, see Notes 5 and 6 to the accompanying condensed consolidated financial statements and Notes 2, 8, 9, 10 and 17 to the consolidated financial statements of the 2003 Annual Report on Form 10-K.

Critical Accounting Policies

For information regarding the Company’s critical accounting policies, refer to the Company’s 2003 Annual Report on Form 10-K.

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

Such forward-looking statements include, but are not limited to: (a) estimates of commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2004 and beyond; (c) expectations regarding future business trends in the electronics fabrics industry; (d) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (e) expectations regarding growth in sales of composite materials for wind energy, automotive and other industrial applications; (f) estimates of changes in net sales by market compared to 2003; (g) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (h) expectations regarding working capital trends and capital expenditures; (i) the availability and sufficiency of the Senior Secured Credit Facility and other financial resources to fund the Company’s worldwide operations in 2004 and beyond; (j) expectations about refinancing BHA Aero; and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs or technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.  Additional information regarding these factors is contained in Hexcel’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Interest Rate

The Company’s financial results are affected by interest rate changes on certain of its debt instruments.  In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The aggregate fair value and carrying amount of these swap agreements, as of March 31, 2004, was a $1.6 million increase in notes payable.  For the quarter ended March 31, 2004, hedge ineffectiveness was immaterial, and $0.6 million was recognized as a reduction in “interest expense.”

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of March 31, 2004 was a $2.2 million liability.  During the first quarter of 2004, hedge ineffectiveness was immaterial, and the change in fair value recognized in “comprehensive income (loss)” was a net reduction of

$0.1 million.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 45% of its 2003 consolidated net sales.  The Company’s European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  The Company also conducts business or has joint venture investments in Japan, China and Malaysia, and sells products to customers throughout the world.  A significant portion of the Company’s transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company’s exposure to short-term currency fluctuations involving these countries.  However, the value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $53.0 million and $62.9 million at March 31, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net reduction of $2.2 million for the first quarter of 2004 compared to a net increase of $1.5 million in the first quarter of 2003.  At March 31, 2004, unrealized gains of $4.2 million were recorded in “accumulated other comprehensive income,” net of tax, and are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

For further information regarding the Company’s market risks, refer to the Company’s 2003 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

As of March 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

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

(b) Reports on Form 8-K:

Current Report on Form 8-K dated January 27, 2004 relating to the Company’s fourth quarter and full year 2003 financial results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

May 10, 2004	/s/ William J. Fazio
(Date)	William J. Fazio Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.