Form 10-Q
period 2004-06-30
HEXCEL CORP /DE/
filed 2004-08-09
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2004
COMMON STOCK	39,353,219

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$45.1	$41.7
Accounts receivable, net	156.6	126.2
Inventories, net	134.2	120.5
Prepaid expenses and other current assets	16.0	16.2
Total current assets	351.9	304.6

Property, plant and equipment	686.4	688.0
Less accumulated depreciation	(413.1)	(394.1)
Net property, plant and equipment	273.3	293.9

Goodwill	76.3	76.9
Investments in affiliated companies	6.7	7.4
Other assets	35.8	39.9

Total assets	$744.0	$722.7

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.0	$2.1
Accounts payable	81.4	64.1
Accrued liabilities	108.1	97.7
Total current liabilities	190.5	163.9

Long-term notes payable and capital lease obligations	465.1	481.3
Other non-current liabilities	65.4	64.9
Total liabilities	721.0	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at June 30, 2004 and December 31, 2003	112.2	106.0

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at June 30, 2004 and at December 31, 2003	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 40.0 shares issued at June 30, 2004 and December 31, 2003	0.4	0.4
Additional paid-in capital	301.0	303.5
Accumulated deficit	(375.7)	(392.6)
Accumulated other comprehensive income (loss)	(0.9)	8.8
	(75.2)	(79.9)
Less – Treasury stock, at cost, 1.4 shares at June 30, 2004 and 1.3 shares at December 31, 2003	(14.0)	(13.5)
Total stockholders’ equity (deficit)	(89.2)	(93.4)

Total liabilities and stockholders’ equity (deficit)	$744.0	$722.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003
Net sales	$272.2	$234.1	$535.0	$462.7
Cost of sales	210.7	186.5	418.9	369.1
Gross margin	61.5	47.6	116.1	93.6

Selling, general and administrative expenses	28.2	23.8	53.7	47.6
Research and technology expenses	5.0	4.3	9.9	8.6
Business consolidation and restructuring expenses	0.9	0.7	1.4	1.4
Other income (expense), net	1.5	(1.8)	1.5	(1.8)
Operating income	25.9	20.6	49.6	37.8

Interest expense	11.9	13.9	24.3	27.6
Non-operating (income) expense, net	0.5	(1.4)	0.6	2.6
Income before income taxes	13.5	8.1	24.7	7.6
Provision for income taxes	5.2	2.9	8.6	5.2
Income before equity in earnings (losses)	8.3	5.2	16.1	2.4
Equity in earnings (losses) of affiliated companies	0.5	(0.4)	0.8	(0.8)
Net income	8.8	4.8	16.9	1.6
Deemed preferred dividends and accretion	(3.1)	(3.0)	(6.2)	(3.5)

Net income (loss) available to common shareholders	$5.7	$1.8	$10.7	$(1.9)

Net income (loss) per common share:
Basic	$0.14	$0.05	$0.27	$(0.05)
Diluted	$0.10	$0.05	$0.19	$(0.05)

Weighted-average common shares outstanding:
Basic	39.2	38.6	39.0	38.6
Diluted	91.3	39.3	91.2	38.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2004	2003
Cash flows from operating activities
Net income	$16.9	$1.6
Reconciliation to net cash provided by operating activities:
Depreciation	26.5	25.4
Amortization of debt discount and deferred financing costs	1.7	1.8
Deferred income taxes (benefit)	(0.1)	1.2
Business consolidation and restructuring expenses	1.4	1.4
Business consolidation and restructuring payments	(2.8)	(5.5)
Equity in (earnings) losses of affiliated companies	(0.8)	0.8
Working capital changes and other	(21.9)	(16.3)
Net cash provided by operating activities	20.9	10.4

Cash flows from investing activities
Capital expenditures	(11.8)	(7.0)
Proceeds from the sale of assets	6.5	3.0
Dividends from an affiliated company	1.5	1.0
Net cash used for investing activities	(3.8)	(3.0)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	7.8	8.2
Proceeds from issuance of 9.875% senior secured notes, net of discount	—	123.7
Repayments of senior credit facility, net	—	(179.7)
Redemption of 7% convertible subordinated notes	—	(46.9)
Redemption of 9.75% senior subordinated notes	(22.9)	—
Repayments of capital lease obligations and other debt, net	(1.2)	(0.4)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	125.0
Issuance costs related to debt and equity offerings	—	(14.1)
Activity under stock plans	1.9	0.1
Net cash provided by (used for) financing activities	(14.4)	15.9
Effect of exchange rate changes on cash and cash equivalents	0.7	(1.6)
Net increase in cash and cash equivalents	3.4	21.7
Cash and cash equivalents at beginning of period	41.7	8.2
Cash and cash equivalents at end of period	$45.1	$29.9

Supplemental Data:
Cash interest paid	$24.4	$25.8
Cash taxes paid	$5.4	$5.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal recurring adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2004, the results of operations for the quarters and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.  The condensed consolidated balance sheet of the Company as of December 31, 2003 was derived from the audited 2003 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2004 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Note 2 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock and similar stock-based plans over the defined vesting periods.  As of June 30, 2004, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income (loss):
Net income (loss) available to common shareholders, as reported	$5.7	$1.8	$10.7	$(1.9)
Add: Stock-based compensation expense included in reported net income (loss)	0.3	0.2	0.7	0.5
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.2)	(1.0)	(2.4)	(2.2)
Pro forma net income (loss)	$4.8	$1.0	$9.0	$(3.6)

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.14	$0.05	$0.27	$(0.05)
Pro forma	$0.12	$0.03	$0.23	$(0.09)

Diluted net income (loss) per common share:
As reported	$0.10	$0.05	$0.19	$(0.05)
Pro forma	$0.09	$0.03	$0.17	$(0.09)

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 13).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $4.18 and $1.77, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Expected life (in years)	4	4
Interest rate	4.29%	3.12%
Volatility	71.68%	78.09%
Dividend yield	—	—

Note 3 - Inventories

(In millions)	June 30, 2004	December 31, 2003
Raw materials	$51.9	$42.9
Work in progress	36.4	35.9
Finished goods	45.9	41.7
Total inventories	$134.2	$120.5

Note 4 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2004 and December 31, 2003, and activity for the quarter and six months ended June 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.2	0.4	0.6
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.2	0.3	0.5
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.4	$1.4	$4.8
Business consolidation and restructuring expenses	0.3	0.6	0.9
Cash expenditures	(0.4)	(0.9)	(1.3)
Balance as of June 30, 2004	$3.3	$1.1	$4.4

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  For the quarter and six months ended June 30, 2004, the Company recognized $0.2 million and $0.4 million of expense, respectively, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of June 30, 2004 and December 31, 2003, and activity of the Livermore program for the quarter and six months ended June 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$—	$—	$—
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of March 31, 2004	$0.2	$—	$0.2
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of June 30, 2004	$0.4	$—	$0.4

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter and six months ended June 30, 2004, the Company recognized business consolidation and restructuring expenses of $0.6 million and $1.0 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, the Company decreased its accrued liabilities by $0.1 million for the six months ended June 30, 2004, due to a change in estimate.

Business consolidation and restructuring liabilities as of June 30, 2004 and December 31, 2003, and activity of the November 2001 program for the quarter and six months ended June 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	—	0.4	0.4
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	—	0.3	0.3
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.2	$1.4	$4.6
Business consolidation and restructuring expenses	0.1	0.6	0.7
Cash expenditures	(0.4)	(0.9)	(1.3)
Balance as of June 30, 2004	$2.9	$1.1	$4.0

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2004	December 31, 2003
Senior secured credit facility, due 2008	$11.8	$4.0
European credit and overdraft facilities	0.8	1.9
9.875% senior secured notes, due 2008, net of unamortized discount of $1.0 as of June 30, 2004 and $1.1 as of December 31, 2003	124.0	123.9
9.75% senior subordinated notes, due 2009, net of unamortized discount of $0.8 as of June 30, 2004 and $1.0 as of December 31, 2003 (a)	304.6	328.5
7.0% convertible subordinated debentures, due 2011	21.0	21.0
Total notes payable	462.2	479.3
Capital lease obligations	3.9	4.1
Total notes payable and capital lease obligations	$466.1	$483.4

Notes payable and current maturities of long-term liabilities	$1.0	$2.1
Long-term notes payable and capital lease obligations, less current maturities	465.1	481.3
Total notes payable and capital lease obligations	$466.1	$483.4

(a)          Includes a decrease of $2.8 million at June 30, 2004 and a decrease of $0.5 million at December 31, 2003 for derivative contracts.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates (see Note 12).

Senior Secured Credit Facility, due 2008

On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (the “Senior Secured Credit Facility”) with a new syndicate of lenders led by Bank of America Business Capital Corporation (formerly Fleet Capital Corporation) as agent.  The credit facility matures on March 31, 2008.  In addition to Hexcel Corporation, the borrowers under the credit facility are Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the credit facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin over the “prime rate” ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also requires the payment of customary fees and expenses.

All obligations under the Senior Secured Credit Facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s Danish first-tier and U.K. first and second-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a pledge of such stock given to secure the obligations under the senior secured notes.  The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual amounts).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  As of June 30, 2004, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of June 30, 2004, the Company had borrowings of $11.8 million under this facility.  After taking into account a borrowing base of $91.2 million, less advances, letters of credit outstanding and other adjustments, the Company had undrawn revolver and overdraft availability under the facility of $56.9 million as of June 30, 2004.  Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability.  At June 30, 2004, Hexcel had issued letters of credit totaling $22.5 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company had standby letters of credit of $0.9 million outstanding at June 30, 2004 that were separate from this facility.

Senior Secured Notes, due 2008

The senior secured notes, due October 1, 2008, are secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries.  In addition, the senior secured notes are secured by a pledge of 65% of the stock of Hexcel’s Danish first-tier and U.K. first and second-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a pledge of such stock given to secure the obligations under the Company’s Senior Secured Credit Facility.  The senior secured notes are also guaranteed by Hexcel’s material domestic subsidiaries.  Hexcel has the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes.  The amount of additional secured debt that may be incurred is the greater of $10.0 million and an amount based upon a formula relating to the total net book value of Hexcel’s domestic property, plant and equipment.

In addition, the indenture governing the senior secured notes contains many other customary terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments, including dividends, and entering into transactions with affiliates.

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity.  As of June 30, 2004, the Company did not have any accounts receivable factored under this facility.

European Credit and Overdraft Facilities

Certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.

Repurchase of Senior Subordinated Notes, due 2009

During the quarter and six months ended June 30, 2004, the Company repurchased $11.8 million and $21.8 million principal amount, respectively, of its 9.75% senior subordinated notes, due 2009, through open market purchases, incurring losses of $0.9 million and $1.6 million, respectively, on the early retirement of debt (see Note 9).

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

The issuance of the series A and series B convertible preferred stock has resulted in certain deductions being recognized in the Company’s consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed.  These deductions are reported under a caption “deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these components is a non-cash expense at the time of recognition.  However, cash may be utilized to pay future dividends and/or for the redemption of the preferred stock.  The Company recognized deemed preferred dividends and accretion of $3.1 million and $3.0 million for the quarters ended June 30, 2004 and 2003, respectively, and recognized $6.2 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively.  The recording of deemed preferred dividends and accretion began March 19, 2003.

Note 7 – Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  The Company also participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   Refer to the Company’s 2003 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of Hexcel’s defined benefit retirement plans for the quarters and six months ended June 30, 2004 and 2003, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
U.S. Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.5	0.4	0.9	0.8
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Net amortization and deferral	0.2	0.2	0.5	0.4
Sub-total	0.6	0.5	1.2	1.0
Curtailment and settlement loss	0.2	0.2	0.4	0.4
Net periodic benefit costs	$0.8	$0.7	$1.6	$1.4

European Defined Benefit Retirement Plans
Service cost	$0.6	$0.5	$1.2	$1.0
Interest cost	1.2	1.0	2.4	2.0
Expected return on plan assets	(1.2)	(0.9)	(2.3)	(1.9)
Net amortization and deferral	0.5	0.3	0.9	0.7
Sub-total	1.1	0.9	2.2	1.8
Curtailment and settlement gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit costs	$1.0	$0.8	$2.0	$1.6

Contributions

The Company contributed $0.4 million to its U.S. qualified and nonqualified defined benefit retirement plans in each of the quarters ended June 30, 2004 and 2003, respectively.  Contributions were $0.9 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively.  Although no minimum funding contributions are required, the Company intends to contribute approximately $1.5 million during 2004 to its U.S. qualified pension plan to fund expected lump sum payments.  The Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.3 million in 2004 to cover unfunded benefits.  The Company contributed $1.7 million to its U.S. defined benefit retirement plans during its 2003 fiscal year.

In addition, the Company contributed $0.6 million and $0.5 million to its European defined benefit retirement plans during the second quarter of 2004 and 2003, respectively.  Total contributions were $1.1 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.  Meeting governing requirements, the Company plans to contribute approximately $2.3 million during 2004 to its European plans.  The Company contributed $2.0 million to its European plans during its 2003 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of Hexcel’s postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2004 and 2003, were as follows:

(in millions) Postretirement Plans	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.2	0.6	0.4
Net amortization and deferral	—	(0.1)	—	(0.2)
Net periodic postretirement benefit costs	$0.3	$0.1	$0.7	$0.3

Contributions

The Company contributed $0.5 million and $0.4 million to its postretirement health care and life insurance benefit plans during the quarters ended June 30, 2004 and 2003, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2004 and 2003, respectively.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.8 million in 2004 to cover unfunded benefits.  The Company contributed $1.9 million to its postretirement plans during its 2003 fiscal year.

Medicare Prescription Drug, Improvement and Modernization Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law.  The Act, among other things, introduces a prescription drug benefit under Medicare and a non-taxable federal subsidy paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit at least “actuarially equivalent” to these new benefits under Medicare.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which provides guidance on the accounting for the effects of the Act to employers that sponsor postretirement health care benefit plans that provide prescription drugs.  The Company is currently evaluating the impact of FAS 106-2 on its postretirement benefit plan accounting and, as such, the accumulated benefit obligation and net periodic postretirement benefit cost in the condensed consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company’s accounting for its postretirement benefit plans.

Note 8 – Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Gain on sale of assets	$4.0	$1.8	$4.0	$1.8
Accrual for certain legal matters	(5.5)	—	(5.5)	—
Other income (expense), net	$(1.5)	$1.8	$(1.5)	$1.8

During the second quarter of 2004, the Company sold surplus land at one of its U.S. facilities for net cash proceeds of $6.5 million, and recognized a $4.0 million gain.  In addition, during the quarter, the Company recorded an estimated accrual of $5.5 million in connection with the ongoing carbon fiber legal matters previously disclosed.

During the second quarter of 2003, the Company sold certain assets of its Structures business segment for $3.0 million in cash, recognizing a net gain of $1.8 million.

Note 9 – Non-operating Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Gain relating to de-mutualization of an insurance company	$0.4	$—	$1.0	$—
Gain on expiration of contingent liability	—	1.4	—	1.4
Loss on early retirement of debt	(0.9)	—	(1.6)	(4.0)
Non-operating income (expense), net	$(0.5)	$1.4	$(0.6)	$(2.6)

During the first quarter of 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001.  Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company.  The assets held in the account will be used to defray a portion of future funding requirements associated with these plans.  In connection therewith, the Company recognized a gain of $0.6 million in the first quarter of 2004.  During the second quarter of 2004, the Company sold the underlying securities obtained through the de-mutualization recognizing an additional gain of $0.4 million.

During the second quarter and first six months of 2004, the Company repurchased $11.8 million and $21.8 million principal amount, respectively, of its 9.75% senior subordinated notes, due 2009,

recognizing a $0.9 million and a $1.6 million loss on the early retirement of debt, respectively.  The losses resulted from market premiums paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

During the second quarter of 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

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

Note 10 - Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003

Basic net income (loss) per common share:
Net income	$8.8	$4.8	$16.9	$1.6
Deemed preferred dividends and accretion	(3.1)	(3.0)	(6.2)	(3.5)
Net income (loss) available to common shareholders	$5.7	$1.8	$10.7	$(1.9)
Weighted average common shares outstanding	39.2	38.6	39.0	38.6
Basic net income (loss) per common share	$0.14	$0.05	$0.27	$(0.05)

Diluted net income (loss) per common share:
Net income	$8.8	$4.8	$16.9	$1.6
Deemed preferred dividends and accretion	(3.1)	(3.0)	(6.2)	(3.5)
Net income (loss) available to common shareholders	$5.7	$1.8	$10.7	$(1.9)
Plus: Deemed preferred dividends and accretion	3.1	—	6.2	—
Net income (loss) available to common shareholders plus assumed conversions	$8.8	$1.8	$16.9	$(1.9)

Weighted average common shares outstanding – Basic	39.2	38.6	39.0	38.6

Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.2	0.4	—
Stock options	1.9	0.5	2.0	—
Mandatorily redeemable convertible preferred stock	49.8	—	49.8	—
Weighted average common shares outstanding – Dilutive	91.3	39.3	91.2	38.6
Diluted net income (loss) per common share	$0.10	$0.05	$0.19	$(0.05)

The assumed conversion of the Company’s convertible subordinated debentures, due 2011, (exchangeable for 0.7 million common shares) was excluded from the computations of diluted net income (loss) per common share for all periods, as they were antidilutive.

The assumed conversion of the Company’s mandatorily redeemable convertible preferred stock (convertible into 49.8 million common shares) and the Company’s former convertible subordinated notes, due 2003, (exchangeable for 3.0 million common shares) were excluded from the quarter and six months ended June 30, 2003 computations of diluted net income (loss) per common share, as they were antidilutive.  The convertible subordinated notes, due 2003, were repaid in full on March 19, 2003.

Approximately 2.3 million and 0.7 million shares underlying outstanding stock options and restricted stock units were included in the computation of diluted net income per common share for the quarters ended June 30, 2004 and 2003, respectively.  The assumed conversions of a remaining 6.8 million shares and 8.6 million shares underlying outstanding stock options and restricted stock units were excluded from the computations of diluted net income per common share for the quarters ended June 30, 2004 and 2003, respectively, as they were antidilutive.

For the six months ended June 30, 2004, 2.4 million shares underlying outstanding stock options and restricted stock units were included in the computation of diluted net income per common share.  The assumed conversion of a remaining 6.7 million shares for the six months ended June 30, 2004, and all 9.3 million shares underlying outstanding stock options and restricted stock units for the six months ended June 30, 2003 were excluded from the computation of diluted net income (loss) per common share, as they were antidilutive.

Note 11 - Comprehensive Income

Comprehensive income represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and six months ended June 30, 2004 and 2003 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Net income (loss) available to common shareholders	$5.7	$1.8	$10.7	$(1.9)
Currency translation adjustments	(1.4)	8.2	(5.7)	11.5
Realized gains on sale of assets obtained from de-mutualization of insurance company	(0.4)	—	—	—
Net unrealized gains (losses) on financial instruments	(1.7)	0.8	(4.0)	2.3
Comprehensive income	$2.2	$10.8	$1.0	$11.9

Note 12 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The interest rate swap agreements are designated as fair value hedges, and are highly effective as assessed using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  For the quarter and six months ended June 30, 2004, $0.6 million and $1.2 million were recognized as a reduction in “interest expense,” respectively.  The aggregate fair value and carrying amount of these swap agreements, as of June 30, 2004, was a $2.8 million decrease in notes payable.

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of June 30, 2004 was a $2.2 million liability.  During the quarters and six months ended June 30, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value recognized in “comprehensive income” was a net reduction of $0.1 million and $0.4 million for the quarters ended June 30, 2004 and 2003, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pound Sterling at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $38.6 million and $62.9 million at June 30, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and six months ended June 30, 2004 and 2003, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2004 and 2003 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Unrealized gains at beginning of period	$4.2	$4.9	$6.4	$3.4
Gains reclassified to net sales	(1.5)	(0.9)	(3.4)	(1.4)
Increase (decrease) in fair value	(0.1)	2.1	(0.4)	4.1
Unrealized gains at end of period	$2.6	$6.1	$2.6	$6.1

Unrealized gains of $2.6 million recorded in “accumulated other comprehensive loss,” net of tax, as of June 30, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 13 – Taxes

The Company’s tax provision for the quarters and six months ended June 30, 2004 and 2003 was primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to all currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.

The U.S. and foreign components of income before income taxes and the provision for income taxes for the quarters and six months ended June 30, 2004 and 2003 were as follows:

	Quarter Ended June 30, 2004			Six Months Ended June 30, 2004
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$4.7	$8.8	$13.5	$9.6	$15.1	$24.7
Provision for income taxes	0.6	4.6	5.2	0.8	7.8	8.6
Income before equity in earnings (losses) of affiliated companies	$4.1	$4.2	$8.3	$8.8	$7.3	$16.1

	Quarter Ended June 30, 2003			Six Months Ended June 30, 2003
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income (loss) before income taxes	$2.3	$5.8	$8.1	$(4.6)	$12.2	$7.6
Provision for income taxes	0.2	2.7	2.9	0.3	4.9	5.2
Income (loss) before equity in earnings (losses) of affiliated companies	$2.1	$3.1	$5.2	$(4.9)	$7.3	$2.4

Net Operating Loss Carryforwards

As of June 30, 2004, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $136.6 million and $8.7 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure.  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2023.  The Company’s Belgian net operating losses can be carried forward without limitation.

Note 14 – Investments in Affiliated Companies

The Company has equity ownership investments in three Asian and one U.S. joint venture.  In connection therewith, the Company has considered the accounting and disclosure requirements of Financial Interpretation No. 46R “Consolidation of Variable Interest Entities,” and believes that certain of these investments would be considered “variable interest entities.”  However, the Company believes that it is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities in its accounts.

In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China.  Revenues of BHA Aero for the last twelve months ended June 30, 2004 were $10.7 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with

Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the last twelve months ended June 30, 2004 were $13.1 million.  Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them.  As of June 30, 2004, Hexcel had an equity investment balance of $0.2 million and an aggregate receivable balance of $2.9 million related to these joint ventures.  In addition, each of the equity owners of BHA Aero, including the Company, has an obligation to support a third party loan on a proportionate basis to their equity ownership interest.  The Company has met its obligation through an outstanding letter of credit of $11.1 million.  BHA Aero’s third party loans come due in 2004.   BHA Aero and its equity owners are in detailed discussions as to the refinancing of these loans and a re-capitalization of this joint venture.  The maturities of the existing third party loans have been extended to facilitate these discussions.  Such refinancing is anticipated to require additional cash contributions by BHA Aero’s equity owners in the form of equity as well as loan guarantees.  The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.  Apart from the accounts receivable balances, the letter of credit supporting the third party loan to BHA Aero and its remaining investment in these ventures, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Revenues of TechFab for the last twelve months ended June 30, 2004 were $27.8 million.  At June 30, 2004, Hexcel had an equity investment balance in TechFab of $6.5 million.  Hexcel has no other significant exposures to loss with this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the last twelve months ended June 30, 2004 were $9.4 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at June 30, 2004.  Hexcel has no significant exposures to loss with this joint venture.

Note 15 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter and six months ended June 30, 2004 and accrued warranty cost, included in “other accrued liabilities” in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2003	$5.0
Warranty expense	1.1
Deductions and other	(0.3)
Balance as of March 31, 2004	$5.8
Warranty expense	1.8
Deductions and other	(1.2)
Balance as of June 30, 2004	$6.4

Note 16 - Segment Information

The financial results for Hexcel’s business segments are prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for management’s use in making internal operating decisions.  Hexcel evaluates the performance of its operating segments based on operating income, and generally accounts for intersegment sales based on arm’s length prices.  Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

Financial information for the Company’s segments for the quarters and six months ended June 30, 2004 and 2003, is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
Second Quarter 2004
Net sales to external customers	$84.9	$169.7	$17.6	$—	$272.2
Intersegment sales	26.9	4.4	—	—	31.3
Total sales	111.8	174.1	17.6	—	303.5

Operating income (loss)	13.0	27.2	0.8	(15.1)	25.9
Depreciation	4.2	8.5	0.5	—	13.2
Business consolidation and restructuring expenses	0.3	0.6	—	—	0.9
Capital expenditures	2.1	4.2	0.1	0.9	7.3
Second Quarter 2003
Net sales to external customers	$61.2	$154.2	$18.7	$—	$234.1
Intersegment sales	21.2	4.0	—	—	25.2
Total sales	82.4	158.2	18.7	—	259.3

Operating income (loss)	5.7	20.2	1.6	(6.9)	20.6
Depreciation	4.1	8.3	0.5	—	12.9
Business consolidation and restructuring expenses	0.1	0.5	0.1	—	0.7
Capital expenditures	1.4	3.2	0.1	—	4.7
Six Months Ended June 30, 2004
Net sales to external customers	$159.0	$340.8	$35.2	$—	$535.0
Intersegment sales	53.3	9.0	—	—	62.3
Total sales	212.3	349.8	35.2	—	597.3

Operating income (loss)	20.6	49.8	1.3	(22.1)	49.6
Depreciation	8.4	17.1	1.0	—	26.5
Business consolidation and restructuring expenses	0.5	1.0	—	(0.1)	1.4
Capital expenditures	3.6	7.2	0.1	0.9	11.8
Six Months Ended June 30, 2003
Net sales to external customers	$119.1	$301.7	$41.9	$—	$462.7
Intersegment sales	44.2	9.3	—	—	53.5
Total sales	163.3	311.0	41.9	—	516.2

Operating income (loss)	9.6	39.0	2.8	(13.6)	37.8
Depreciation	8.4	15.9	1.1	—	25.4
Business consolidation and restructuring expenses	0.2	1.1	0.1	—	1.4
Capital expenditures	2.7	4.2	0.1	—	7.0

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	June 30, 2004	December 31, 2003
Reinforcements	$40.3	$40.3
Composites	19.9	20.5
Structures	16.1	16.1
Goodwill	$76.3	$76.9

Note 17 - Supplemental Guarantor Information

Certain subsidiaries of Hexcel have jointly, severally, fully and unconditionally guaranteed the Senior Secured Notes, due 2008.  Presented below is condensed consolidating information for Hexcel (parent, issuer and primary obligor of the debt), Hexcel Holdings (UK) Limited, Clark-Schwebel Holding Corp., Hexcel Reinforcements Corp. (formerly Clark-Schwebel Corporation), CS Tech-Fab Holding, Inc., Hexcel Pottsville Corporation and Hexcel International (guarantor subsidiaries), and the non-guarantor subsidiaries of Hexcel.  Hexcel wholly owns all of the subsidiary guarantors.  Hexcel Holdings (UK) Limited and Hexcel International became guarantors as of November 12, 2003.  As a result, these entities have been reflected as guarantors in the financial information presented below for all periods.

Hexcel Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$21.2	$5.2	$18.7	$—	$45.1
Accounts receivable, net	36.2	71.3	49.1	—	156.6
Inter-company accounts receivable	134.5	242.2	18.2	(394.9)	—
Inter-company interest receivable	3.6	—	0.3	(3.9)	—
Inventories, net	34.5	64.5	35.2	—	134.2
Inter-company short-term notes receivable	23.9	—	13.4	(37.3)	—
Prepaid expenses and other current assets	7.7	5.3	3.0	—	16.0
Total current assets	261.6	388.5	137.9	(436.1)	351.9

Net property, plant and equipment	124.9	114.0	34.4	—	273.3
Goodwill	21.5	52.6	2.2	—	76.3
Investments in subsidiaries	(458.6)	—	—	458.6	—
Investments in affiliated companies	—	6.5	0.2	—	6.7
Inter-company long-term notes receivable	887.4	—	18.1	(905.5)	—
Other assets	24.5	40.1	1.6	(30.4)	35.8

Total assets	$861.3	$601.7	$194.4	$(913.4)	$744.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$0.8	$—	$1.0
Inter-company short-term notes payable	—	34.6	2.7	(37.3)	—
Inter-company interest payable	—	3.7	—	(3.7)	—
Accounts payable	12.3	37.6	31.5	—	81.4
Inter-company accounts payable	250.2	123.3	21.4	(394.9)	—
Accrued liabilities	62.6	28.4	17.3	(0.2)	108.1
Total current liabilities	325.2	227.7	73.7	(436.1)	190.5

Long-term notes payable and capital leases	450.6	14.5	—	—	465.1
Inter-company long-term notes payable	—	898.8	6.7	(905.5)	—
Other non-current liabilities	32.1	26.4	6.9	—	65.4
Total liabilities	807.9	1,167.4	87.3	(1,341.6)	721.0

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at June 30 2004	112.2	—	—	—	112.2
Stockholder’s equity (deficit)	(58.8)	(565.7)	107.1	428.2	(89.2)

Total liabilities and stockholders’ equity (deficit)	$861.3	$601.7	$194.4	$(913.4)	$744.0

Hexcel Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.8	$8.8	$5.1	$—	$41.7
Accounts receivable, net	28.3	52.8	45.1	—	126.2
Inter-company accounts receivable	121.9	194.6	6.9	(323.4)	—
Inter-company interest receivable	6.4	—	—	(6.4)	—
Inventories, net	34.7	55.1	30.7	—	120.5
Inter-company short-term notes receivable	208.4	—	14.3	(222.7)	—
Prepaid expenses and other current assets	2.5	8.9	4.8	—	16.2
Total current assets	430.0	320.2	106.9	(552.5)	304.6

Net property, plant and equipment	135.5	121.6	36.8	—	293.9
Goodwill	21.5	53.1	2.3	—	76.9
Investments in subsidiaries	(568.5)	—	—	568.5	—
Investments in affiliated companies	—	6.2	1.2	—	7.4
Inter-company long-term notes receivable	802.0	1.4	18.8	(822.2)	—
Other assets	26.7	43.1	2.6	(32.5)	39.9

Total assets	$847.2	$545.6	$168.6	$(838.7)	$722.7

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$1.9	$—	$2.1
Inter-company short-term notes payable	—	222.7	—	(222.7)	—
Inter-company interest payable	—	6.4	—	(6.4)	—
Accounts payable	9.5	35.5	19.1	—	64.1
Inter-company accounts payable	232.3	82.2	8.9	(323.4)	—
Accrued liabilities	55.0	26.6	16.1	—	97.7
Total current liabilities	296.9	373.5	46.0	(552.5)	163.9

Long-term notes payable and capital leases	474.3	7.0	—	—	481.3
Inter-company long-term notes payable	1.4	701.1	119.7	(822.2)	—
Other non-current liabilities	29.5	27.6	7.8	—	64.9
Total liabilities	802.1	1,109.2	173.5	(1,374.7)	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—	—	—	106.0
Stockholders’ equity (deficit)	(60.9)	(563.6)	(4.9)	536.0	(93.4)

Total liabilities and stockholders’ equity (deficit)	$847.2	$545.6	$168.6	$(838.7)	$722.7

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$90.5	$161.4	$69.4	$(49.1)	$272.2
Cost of sales	71.5	133.4	54.9	(49.1)	210.7
Gross margin	19.0	28.0	14.5	—	61.5
Selling, general and administrative expenses	15.1	9.2	4.4	(0.5)	28.2
Research and technology expenses	2.1	2.1	0.8	—	5.0
Business consolidation and restructuring expenses	0.4	0.3	0.2	—	0.9
Other expense, net	1.5	—	—	—	1.5
Operating income	(0.1)	16.4	9.1	0.5	25.9
Interest income (expense)	3.6	(14.0)	(1.5)	—	(11.9)
Non-operating expense, net	(0.5)	—	—	—	(0.5)
Income (loss) before income taxes	3.0	2.4	7.6	0.5	13.5
Provision for income taxes	0.7	1.6	2.9	—	5.2
Income (loss) before equity in earnings	2.3	0.8	4.7	0.5	8.3
Equity in earnings of subsidiaries	6.0	—	—	(6.0)	—
Equity in earnings (losses) of affiliated companies	—	0.8	(0.3)	—	0.5
Net income (loss)	$8.3	$1.6	$4.4	$(5.5)	$8.8

 *****

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$85.9	$129.7	$60.2	$(41.7)	$234.1
Cost of sales	69.1	110.3	48.8	(41.7)	186.5
Gross margin	16.8	19.4	11.4	—	47.6
Selling, general and administrative expenses	9.3	10.7	4.2	(0.4)	23.8
Research and technology expenses	1.8	1.9	0.6	—	4.3
Business consolidation and restructuring expenses	0.8	(0.2)	0.1	—	0.7
Other income	(1.8)	—	—	—	(1.8)
Operating income	6.7	7.0	6.5	0.4	20.6
Interest income (expense)	0.6	(14.7)	0.2	—	(13.9)
Non-operating income	1.4	—	—	—	1.4
Income (loss) before income taxes	8.7	(7.7)	6.7	0.4	8.1
Provision for (benefit from) income taxes	0.7	(0.2)	2.4	—	2.9
Income (loss) before equity in earnings	8.0	(7.5)	4.3	0.4	5.2
Equity in earnings (losses) of subsidiaries	(3.6)	—	—	3.6	—
Equity in earnings (losses) of affiliated companies	—	0.6	(1.0)	—	(0.4)
Net income (loss)	$4.4	$(6.9)	$3.3	$4.0	$4.8

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$180.8	$313.6	$136.2	$(95.6)	$535.0
Cost of sales	142.9	263.1	108.5	(95.6)	418.9
Gross margin	37.9	50.5	27.7	—	116.1
Selling, general and administrative expenses	28.0	19.3	7.3	(0.9)	53.7
Research and technology expenses	3.8	4.5	1.6	—	9.9
Business consolidation and restructuring expenses	0.6	0.4	0.4	—	1.4
Other expense, net	1.5	—	—	—	1.5
Operating income	4.0	26.3	18.4	0.9	49.6
Interest income (expense)	8.1	(28.1)	(4.3)	—	(24.3)
Non-operating expense, net	(0.6)	—	—	—	(0.6)
Income (loss) before income taxes	11.5	(1.8)	14.1	0.9	24.7
Provision for income taxes	1.1	2.6	4.9	—	8.6
Income (loss) before equity in earnings	10.4	(4.4)	9.2	0.9	16.1
Equity in earnings (losses) of subsidiaries	5.6	—	—	(5.6)	—
Equity in earnings (losses) of affiliated companies	—	1.7	(0.9)	—	0.8
Net income (loss)	$16.0	$(2.7)	$8.3	$(4.7)	$16.9

 *****

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$177.2	$251.3	$119.8	$(85.6)	$462.7
Cost of sales	142.4	214.5	97.8	(85.6)	369.1
Gross margin	34.8	36.8	22.0	—	93.6
Selling, general and administrative expenses	18.2	20.7	9.5	(0.8)	47.6
Research and technology expenses	3.5	3.7	1.4	—	8.6
Business consolidation and restructuring expenses	1.4	(0.1)	0.1	—	1.4
Other income	(1.8)	—	—	—	(1.8)
Operating income	13.5	12.5	11.0	0.8	37.8
Interest income (expense)	(0.8)	(27.4)	0.6	—	(27.6)
Non-operating expense, net	(2.6)	—	—	—	(2.6)
Income (loss) before income taxes	10.1	(14.9)	11.6	0.8	7.6
Provision for income taxes	0.8	0.2	4.2	—	5.2
Income (loss) before equity in earnings	9.3	(15.1)	7.4	0.8	2.4
Equity in earnings (losses) of subsidiaries	(8.5)	—	—	8.5	—
Equity in earnings (losses) of affiliated companies	—	1.2	(2.0)	—	(0.8)
Net income (loss)	$0.8	$(13.9)	$5.4	$9.3	$1.6

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$16.0	$(2.7)	$8.3	$(4.7)	$16.9
Reconciliation to net cash provided by operations:
Depreciation	11.4	11.4	3.7	—	26.5
Amortization	1.7	0.9	—	(0.9)	1.7
Deferred income taxes	0.3	(0.5)	0.1	—	(0.1)
Business consolidation and restructuring expenses	0.6	0.4	0.4	—	1.4
Business consolidation and restructuring payments	(1.0)	(1.4)	(0.4)	—	(2.8)
Equity in losses of subsidiaries	(5.6)	—	—	5.6	—
Equity in (earnings) losses of affiliated companies	—	(1.7)	0.9	—	(0.8)
Net change in inter-company receivables/payables	5.2	(6.3)	1.1	—	—
Working capital changes and other	0.3	(23.1)	0.9	—	(21.9)
Net cash provided by (used for) operating activities	28.9	(23.0)	15.0	—	20.9

Cash flows from investing activities
Capital expenditures	(3.4)	(5.6)	(2.8)	—	(11.8)
Proceeds from the sale of assets	6.5	—	—		6.5
Dividends from an affiliated company	—	1.5	—		1.5
Net cash provided by (used for) investing activities	3.1	(4.1)	(2.8)	—	(3.8)

Cash flows from financing activities
Proceeds of senior secured credit facility, net	—	7.8	—	—	7.8
Redemption of 9.75% senior subordinated notes	(22.9)	—	—	—	(22.9)
Repayments of capital lease obligations and other debt, net	—	(0.1)	(1.1)	—	(1.2)
Proceeds (repayments) of inter-company debt, net	(17.6)	15.3	2.3	—	—
Activity under stock plans	1.9	—	—	—	1.9
Net cash provided by (used for) financing activities	(38.6)	23.0	1.2	—	(14.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.5	0.2	—	0.7
Net increase (decrease) in cash and cash equivalents	(6.6)	(3.6)	13.6	—	3.4
Cash and cash equivalents at beginning of period	27.8	8.8	5.1	—	41.7
Cash and cash equivalents at end of period	$21.2	$5.2	$18.7	$—	$45.1

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$0.8	$(13.9)	$5.4	$9.3	$1.6
Reconciliation to net cash provided by operations:
Depreciation	11.0	11.1	3.3	—	25.4
Amortization	1.8	0.8	—	(0.8)	1.8
Deferred income taxes	0.3	0.9	—	—	1.2
Business consolidation and restructuring expenses	1.4	(0.1)	0.1	—	1.4
Business consolidation and restructuring payments	(3.1)	(2.2)	(0.2)	—	(5.5)
Equity in losses of subsidiaries	8.5	—	—	(8.5)	—
Equity in (earnings) losses of affiliated companies	—	(1.2)	2.0	—	0.8
Net change in inter-company receivables/payables	4.8	(1.0)	(3.8)	—	—
Working capital changes and other	(4.5)	(10.6)	(1.2)	—	(16.3)
Net cash provided by (used for) operating activities	21.0	(16.2)	5.6	—	10.4

Cash flows from investing activities
Capital expenditures	(2.5)	(2.5)	(2.0)	—	(7.0)
Proceeds from the sale of assets	3.0	—	—	—	3.0
Dividends from affiliated companies	—	1.0	—	—	1.0
Net cash provided by (used for) investing activities	0.5	(1.5)	(2.0)	—	(3.0)

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	0.2	8.0	—	—	8.2
Proceeds from issuance of 9.875% senior secured notes, net of discount	123.7	—	—	—	123.7
Repayments of senior credit facility, net	(106.8)	(71.3)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes	(46.9)	—	—	—	(46.9)
Proceeds from (repayments of) capital lease obligations and other debt, net	(0.1)	(2.6)	2.3	—	(0.4)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—	—	—	125.0
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Proceeds (repayments) of long-term inter-company debt, net	(166.7)	165.0	1.7	—	—
Inter-company distributions received (paid)	79.2	(73.4)	(5.8)	—	—
Activity under stock plans	0.1	—	—	—	0.1
Net cash provided by (used for) financing activities	(6.4)	25.7	(3.4)	—	15.9
Effect of exchange rate changes on cash and cash equivalents	—	(1.6)	—	—	(1.6)
Net increase (decrease) in cash and cash equivalents	15.1	6.4	0.2	—	21.7
Cash and cash equivalents at beginning of period	(0.2)	8.4	—	—	8.2
Cash and cash equivalents at end of period	$14.9	$14.8	$0.2	$—	$29.9

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Second Quarter Results

	Quarter Ended June 30,
	Unaudited
(In millions, except per share data)	2004	2003
Net sales	$272.2	$234.1
Gross margin%	22.6%	20.3%
Operating income	$25.9	$20.6
Operating income%	9.5%	8.8%
Non-operating (income) expense, net	$0.5	$(1.4)
Provision for income taxes	$5.2	$2.9
Equity in earnings (losses) of affiliated companies	$0.5	$(0.4)
Net income	$8.8	$4.8
Deemed preferred dividends and accretion	$(3.1)	$(3.0)
Net income available to common shareholders	$5.7	$1.8
Diluted net income per common share	$0.10	$0.05

Results of Operations

Net Sales:  Net sales of $272.2 million for the second quarter of 2004 were $38.1 million, or 16.3%, higher than the $234.1 million of net sales for the second quarter of 2003.  The increase came from growth in the Company’s revenues from all four of its major market segments along with a favorable impact from changes in foreign currency exchange rates.  Since the end of the second quarter of 2003, the Euro and the British Pound Sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in euros and pounds.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in the second quarter of 2004 as in the second quarter of 2003, net sales for the second quarter of 2003 would have been $33.1 million, or 14.1%, higher than the second quarter of 2003 at $267.2 million.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2004 and 2003, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Second Quarter 2004
Reinforcements	$15.9	$53.5	$—	$15.5	$84.9
Composites	83.6	39.1	47.0	—	169.7
Structures	15.1	—	2.5	—	17.6
Total	$114.6	$92.6	$49.5	$15.5	$272.2
	42%	34%	18%	6%	100%
Second Quarter 2003
Reinforcements	$13.3	$34.4	$—	$13.5	$61.2
Composites	72.3	37.0	44.9	—	154.2
Structures	15.8	—	2.9	—	18.7
Total	$101.4	$71.4	$47.8	$13.5	$234.1
	43%	31%	20%	6%	100%

Commercial Aerospace: Net sales increased $13.2 million, or 13.0%, to $114.6 million for the second quarter of 2004, as compared to net sales of $101.4 million for the second quarter of 2003.  If adjusted to eliminate the favorable impact of changes in exchange rates, total sales to the commercial aerospace applications would have increased by $11.5 million, or 11.3%, compared to the second quarter of 2003.  The year-on-year increase reflects the stabilization in aircraft build rates, a favorable change in mix of aircraft, and the benefit of the new Airbus A380 program.  The Company’s commercial aerospace revenues are not only influenced by increases in commercial aircraft order and build rates, but also by the mix of aircraft that are produced.  For instance, twin aisle aircraft use more of Hexcel’s products than narrow body aircraft and newly designed aircraft such as the Airbus A380 use more of Hexcel’s products than aircraft of older generations.  As both Boeing and Airbus have indicated that their combined 2005 deliveries will show double-digit growth over 2004, and as the Company delivers products into the commercial aerospace supply chain on average four to six months prior to aircraft delivery, the Company expects continued year-on-year growth to this market in the coming quarters.

Industrial: Net sales of $92.6 million for the second quarter of 2004 increased by 29.7%, or $21.2 million, when compared to net sales of $71.4 million for the same quarter of 2003.  Excluding the favorable impact on foreign currency exchange rates of $2.0 million, sales to this market segment increased 26.9% year-on-year to $90.6 million.  The largest portion of this year-on-year revenue increase came from sales of reinforcement fabrics used in military soft body armor applications.  During the second quarter of 2004, the Company’s major customers received additional contract awards from the U.S. government.  While the supply chain for these reinforcement fabrics is now capacity limited, the significant order backlog held by the Company’s customers suggests that strong production levels will continue for some time.  Sales of composite materials to wind energy applications also increased year-on-year, and are expected to continue to contribute growth in the future.  Revenues to recreational applications were at a comparable level to the second quarter of 2003, while revenues from products used in other non-aerospace applications, including architectural, automotive and industrial, showed mixed results.

Space & Defense: Net sales to this market segment of $49.5 million for the second quarter of 2004 were up $1.7 million, or 3.6%, from the second quarter of 2003, despite the termination of the Comanche helicopter program that contributed $4.0 million of revenue to the same quarter last year.  On a constant foreign currency basis, net sales to this market increased $0.6 million, or 1.3%, year-on-year to $48.4 million.  Year-on-year growth continued to be driven by increased production of the F-22 Raptor, and higher demand for many U.S. and European helicopter and helicopter blade replacement programs.  Overall, the Company continues to benefit from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe.  However, the benefits the Company obtains from these programs tend to vary quarter to quarter based on customer ordering patterns and will depend upon the timing and extent of program funding.

Electronics: Net sales of $15.5 million for the second quarter of 2004 increased $2.0 million, or 14.8%, compared to net sales of $13.5 million for the same quarter last year.  If adjusted for the favorable impact of exchange rates, revenues to this market segment would have been $15.3 million in the second quarter of 2004.  As previously noted, the Company’s electronics product mix continues to shift towards higher-end applications.  This focus on advanced technology materials and specialty applications, together with some recovery in industry demand, is contributing to enhanced performance in this market segment.

Gross Margin:  Gross margin for the second quarter of 2004 was $61.5 million, or 22.6% of net sales, compared with $47.6 million, or 20.3% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from the Company’s cost reduction programs initiated since 2001.  Depreciation for the second quarter of 2004 was $13.2 million compared to $12.9 million in the second quarter of 2003.  The slight increase in depreciation primarily reflects changes in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses of $28.2 million for the second quarter of 2004 were $4.4 million higher than the $23.8 million in the second quarter of 2003.  The year-over-year increase in SG&A expenses reflects, among other factors, higher professional fees, incentive compensation, and the impact of higher foreign currency exchange rates.  As the U.S. dollar had weakened against the British Pound Sterling and Euro since June 30, 2003, SG&A expenses were approximately $0.5 million higher in the second quarter of 2004.

Research and Technology (“R&T”) Expenses:  R&T expenses for the second quarter of 2004 were $5.0 million compared with $4.3 million for the second quarter of 2003.  In both periods, R&T expenses were 1.8% of net sales.  The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Other (Income) Expense, Net: Other expense, net was $1.5 million for the second quarter of 2004, as the Company recorded an estimated accrual of $5.5 million in connection with the ongoing carbon fiber legal matters previously disclosed, and a $4.0 million gain on the sale of surplus land at one of the Company’s U.S. manufacturing facilities. In the second quarter of 2003, the Company recognized other income of $1.8 million. The Company sold certain assets of its Structures business segment for $3.0 million in cash, recognizing a net gain of $1.8 million. Refer to Note 8 to the accompanying condensed consolidated financial statements.

Operating Income:  Operating income was $25.9 million, or 9.5% of net sales, in the second quarter of 2004, compared with $20.6 million, or 8.8% of net sales, in the second quarter of 2003.  The year-over-year increase in operating income was driven by higher net sales and gross margin, partially offset by higher SG&A and R&T expenses.  Business consolidation and restructuring expenses of $0.9 million in the second quarter of 2004 were slightly higher than the $0.7 million recognized in the second quarter of 2003.

Interest Expense:  Interest expense was $11.9 million for the second quarter of 2004, compared to $13.9 million for the second quarter of 2003.  The $2.0 million decline in interest expense reflects the substantial reduction in total debt during the 2003 calendar year, along with further reductions in the first half of 2004, and a $0.6 million reduction in interest expense resulting from an interest rate swap agreement entered into during the fourth quarter of 2003.

Non-Operating (Income) Expense, Net: Non-operating expense, net was $0.5 million for the second quarter of 2004, as the Company recognized a $0.9 million loss on the early retirement of debt. The loss was partially offset by a $0.4 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company. In the second quarter of 2003, the Company recognized non-operating income of $1.4 million attributable to a prior business sale which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003. As a result the Company reversed the $1.4 million contingent liability established at the time of the sale. Refer to Note 9 to the accompanying condensed consolidated financial statements.

Provision for Income Taxes:  The provisions for income taxes of $5.2 million and $2.9 million in the second quarter of 2004 and 2003, respectively, were primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations generate sufficient taxable income to utilize the net operating losses in full.  Refer to Note 13 to the accompanying condensed consolidated financial statements.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies for the second quarter of 2004 was $0.5 million, compared to equity in losses of $0.4 million in the second quarter of 2003.  The year-over-year increase was derived from higher equity in earnings at the Reinforcements business segment’s joint venture and lower equity in losses at the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.  Refer to Note 14 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the second quarter of 2004 and 2003, the Company recognized deemed preferred dividends and accretion of $3.1 million and $3.0 million, respectively.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.  Refer to Note 6 to the accompanying condensed consolidated financial statements.

Year-to-Date Results

	Six Months Ended June 30,
	Unaudited
(In millions, except per share data)	2004	2003
Net sales	$535.0	$462.7
Gross margin%	21.7%	20.2%
Operating income	$49.6	$37.8
Operating income%	9.3%	8.2%
Non-operating expense, net	$0.6	$2.6
Provision for income taxes	$8.6	$5.2
Equity in earnings (losses) of affiliated companies	$0.8	$(0.8)
Net income	$16.9	$1.6
Deemed preferred dividends and accretion	$(6.2)	$(3.5)
Net income (loss) available to common shareholders	$10.7	$(1.9)
Diluted net income (loss) per common share	$0.19	$(0.05)

Results of Operations

Net Sales: Net sales for the first half of 2004 were $535.0 million, an increase of $72.3, or 15.6%, when compared to the first half of 2003 net sales of $462.7 million.  The increase came from growth in the Company’s revenues from all four of its major market segments along with a favorable impact from changes in foreign currency exchange rates.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in the first half of 2004 as in the first half of 2003, net sales for the first six months of 2004 would have been $519.2 million, $56.5 million, or 12.2%, higher than the first six months of 2003.

The following table summarizes net sales to third-party customers by product group and market segment for the six months ended June 30, 2004 and 2003, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Half 2004
Reinforcements	$30.8	$96.9	$—	$31.3	$159.0
Composites	164.1	80.6	96.1	—	340.8
Structures	30.2	—	5.0	—	35.2
Total	$225.1	$177.5	$101.1	$31.3	$535.0
	42%	33%	19%	6%	100%
First Half 2003
Reinforcements	$26.8	$64.2	$—	$28.1	$119.1
Composites	146.5	74.0	81.2	—	301.7
Structures	34.0	—	7.9	—	41.9
Total	$207.3	$138.2	$89.1	$28.1	$462.7
	45%	30%	19%	6%	100%

Commercial Aerospace: Net sales increased $17.8 million, or 8.6%, to $225.1 million for the first half of 2004 as compared to net sales of $207.3 million for the first half of 2003.   After adjusting for favorable exchange rates, net sales to the commercial aerospace market increased $13.0 million, or 6.3%, to $220.3 million, as aircraft build rates have stabilized since the sharp downturn that began in 2002.  The Company has also benefited from a favorable change in mix of aircraft that utilize more composite materials and the new Airbus A380 program.

Industrial:  Net sales of $177.5 million for the first half of 2004 increased by $39.3 million, or 28.4%, compared to net sales of $138.2 million in the first half of 2003.  While the strength of the British Pound Sterling and Euro inflated the value of sales of certain products by $7.0 million, net sales to the industrial market segments still increased $32.3 million year-on-year on strong growth in reinforcement fabrics used in military soft body armor applications.  Sales of composite materials to recreational and wind energy applications also increased year-on-year, and are expected to continue to contribute growth in the future.  Revenues from products used in other non-aerospace applications, including architectural and automotive, showed mixed results.

Space & Defense:  Net sales to the space and defense market segment continued to display the benefits of increasing military aircraft production with a $12.0 million, or 13.5%, year-over-year increase to $101.1 million for the first half of 2004.  On a constant foreign currency basis, net sales to this market increased $8.8 million, or 9.9%, year-on-year to $97.9 million.  The year-on-year growth was led by increased production of the F-22 Raptor, and higher demand for many U.S. and European helicopter and helicopter blade replacement programs, despite the cancellation of the Comanche helicopter program during the first quarter of 2004.  Sales to the Comanche program were $3.8 million and $5.4 million in the first six months of 2004 and 2003, respectively, and $14.1 million for the full year of 2003.  The Company continues to benefit from its extensive qualifications to supply composite materials and composite structures to a broad range of military aircraft and helicopter programs in the U.S. and Europe.

Electronics:  Net sales of $31.3 million for the first half of 2004 increased by $3.2 million, or 11.4%, compared to net sales of $28.1 million for the same period last year.  If adjusted for the favorable impact of exchange rates, revenues to this market segment would have been $30.5 million in the first half of 2004.  The Company’s focus on advanced technology materials and specialty applications, together with some recovery in industry demand, are contributing to enhanced performance in this market segment.

Gross Margin: Gross margin for the first six months of 2004 was $116.1 million, or 21.7% of net sales, compared to gross margin of $93.6 million, or 20.2% of net sales, for the same period in 2003.  The

$22.5 million year-on-year improvement in gross margin reflects the impact of the contribution from higher net sales and the continuing benefits obtained from the Company’s cost reduction programs implemented over the past several years.  Depreciation was $26.5 million and $25.4 million for the six months ended June 30, 2004 and 2003, respectively.  The increase in depreciation primarily reflects changes in foreign currency exchange rates, higher capital expenditure rates, and accelerated depreciation associated with certain of the Company’s business consolidation and restructuring actions.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $53.7 million, or 10.0% of net sales, for the first six months of 2004 compared with $47.6 million, or 10.3% of net sales, for the first six months of 2003.  Included in SG&A expenses for the first six months of 2003 were $0.3 million of expenses incurred in connection with the refinancing transactions.  The increase in SG&A expenses reflects, among other factors, higher professional fees, incentive compensation and the impact of higher foreign currency exchange rates.  As the U.S. dollar had weakened against the British Pound Sterling and Euro since June 30, 2003, SG&A expenses were approximately $1.9 million higher in the first six months of 2004.

Research and Technology (“R&T”) Expenses: R&T expenses for the first six months of 2004 were $9.9 million compared with $8.6 million for the first six months of 2003.  In both periods, R&T expenses were 1.9% of net sales.  The $1.3 million, or 15.1%, year-over-year increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Other (Income) Expense, Net: Other expense, net was $1.5 million for the first six months of 2004, as the Company recorded an estimated accrual of $5.5 million in connection with the ongoing carbon fiber legal matters previously disclosed, and a $4.0 million gain on the sale of surplus land at one of the Company’s U.S. manufacturing facilities. For the first six months of 2003, the Company recognized other income of $1.8 million. The Company sold certain assets of its Structures business segment for $3.0 million in cash, recognizing a net gain of $1.8 million. Refer to Note 8 to the accompanying condensed consolidated financial statements.

Operating Income: Operating income for the first six months of 2004 was $46.9 million, or 9.3% of net sales, compared with operating income of $37.8 million, or 8.2% of net sales, for the same period in 2003.  The increase in operating income was driven by increased net sales and a higher gross margin, which was partially offset by higher SG&A and R&T expenses.  Business consolidation and restructuring expenses were $1.4 million for each of the six months ended June 30, 2004 and 2003.

Interest Expense:  Interest expense for the first six months of 2004 was $24.3 million compared to $27.6 million for the first six months of 2003.  The $3.3 million year-on-year decrease in interest expense primarily reflects the substantial reduction in total debt during the 2003 calendar year, along with further reductions in the first half of 2004, and a $1.2 million reduction in interest expense resulting from an interest rate swap agreement entered into during the fourth quarter of 2003.

Non-Operating (Income) Expense, Net: Non-operating expense, net was $0.6 million for the first six months of 2004, as the Company recognized a $1.6 million loss on the early retirement of debt. The loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company. For the first six months of 2003, the Company recognized non-operating expense of $2.6 million.  In connection with its refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized, deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  This loss was partially offset by a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003. As a result the Company reversed the $1.4 million contingent liability established at the time of the sale. Refer to Note 9 to the accompanying condensed consolidated financial statements.

Provision for Income Taxes:  The provisions for income taxes of $8.6 million and $5.2 million for the first six months of 2004 and 2003, respectively, were primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  Refer to Note 13 to the accompanying condensed consolidated financial statements.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies for the first six months of 2004 was $0.8 million, compared to equity in losses of $0.8 million for the first six months of 2003.  The year-over-year improvement resulted from higher equity in earnings reported by the Reinforcements business segment’s joint venture and lower equity in losses associated with the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.  Refer to Note 14 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first six months of 2004 and 2003, the Company recognized deemed preferred dividends and accretion of $6.2 million and $3.5 million, respectively.  The recording of deemed preferred dividends and accretion began March 19, 2003; the date the Company completed the refinancing of its capital structure.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.  Refer to Note 6 to the accompanying condensed consolidated financial statements.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2004 and December 31, 2003, and activity for the quarter and six months ended June 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.2	0.4	0.6
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.2	0.3	0.5
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2004	$3.4	$1.4	$4.8
Business consolidation and restructuring expenses	0.3	0.6	0.9
Cash expenditures	(0.4)	(0.9)	(1.3)
Balance as of June 30, 2004	$3.3	$1.1	$4.4

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  For the quarter and six months ended June 30, 2004, the Company recognized $0.2 million and $0.4 million of expense, respectively, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter and six months ended June 30, 2004, the Company recognized business consolidation and restructuring expenses of $0.6 million and $1.0 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, the Company decreased its accrued liabilities by $0.1 million for the six months ended June 30, 2004, due to a change in estimate.  Cash expenditures for this program were $1.3 million and $2.8 million during the quarter and six months ended June 30, 2004, respectively, leaving an accrued liability balance of $4.0 million as of June 30, 2004.

Financial Condition

Liquidity:  As of June 30, 2004, the Company had cash and cash equivalents of $45.1 million and undrawn availability under its senior secured credit facility of $56.9 million.  Undrawn availability is the net of a borrowing base as of June 30, 2004 of $91.2 million less advances under the facility and outstanding letters of credit.  In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements. As of June 30, 2004, the Company did not have any outstanding borrowings under its factoring facility.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of June 30, 2004, the Company’s total debt, net of cash after adding back cash for bond repurchase settlements of $1.8 million, was $422.8 million. This was a decrease of $18.9 million from $441.7 million as of December 31, 2003, reflecting the Company’s positive cash flow from operating activities, cash of $6.5 million received from the sale of surplus land, and cash of $1.5 million received in dividends from an affiliated company.  During the first six months of 2004, the Company used some of its excess cash on hand to repurchase $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Credit Facility:  On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (the “Senior Secured Credit Facility”) with a new syndicate of lenders led by Bank of America Business Capital Corporation (formerly Fleet Capital Corporation) as agent.  The credit facility matures on March 31, 2008.  Borrowers under the credit facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  The credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventory, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  Borrowings under the new facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin over the “prime rate” ranges from 0.75% to 1.75% for borrowings denominated in U.S. dollars and 2.25% to 3.25% for borrowings denominated in Pound Sterling and Euros.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

All obligations under the Senior Secured Credit Facility are secured by a first priority security interest in accounts receivable, inventory and cash and cash equivalents of Hexcel Corporation and its material domestic subsidiaries.  In addition, all obligations under the credit facility are secured by a pledge of 65% of the stock of Hexcel’s Danish first-tier and U.K. first and second-tier holding companies, and certain intercompany notes.  This pledge of foreign stock and intercompany notes is on an equal basis with a pledge of such stock given to secure the obligations under the senior secured notes.  The obligations of the U.K. borrower are secured by the accounts receivable, inventory, and cash and cash equivalents of the U.K. borrower.  The obligations of the Austrian and German borrowers are secured by the accounts receivable of the Austrian and German borrowers, respectively.  Hexcel Corporation and its material domestic subsidiaries guarantee all borrowings under the Senior Secured Credit Facility.

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual amounts).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  As of June 30, 2004, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of June 30, 2004, the Company had outstanding borrowings of $11.8 million and issued letters of credit totaling $22.5 million, of which $11.1 million supported a third-party loan to BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), under the Senior Secured Credit Facility.  Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability.  In addition, the Company had standby letters of credit of $0.9 million outstanding at June 30, 2004 that were separate from this facility.

Operating Activities:  Net cash provided by operating activities was $20.9 million in the first six months of 2004, as compared to net cash provided by operating activities of $10.4 million in the first six months of 2003.  The year-on-year increase in net cash provided by operating activities was primarily due to an improvement in net income and lower business consolidation and restructuring payments, partially offset by higher working capital requirements compared to the first six months of 2003.

Investing Activities:  Net cash used for investing activities was $3.8 million in the first six months of 2004 compared with $3.0 million used in the same period last year.  Capital expenditures were $11.8 million for the first six months of 2004, compared to $7.0 million in the same period last year.   These expenditures were partially offset by proceeds of $6.5 million for the sale of surplus land in first six months of 2004 and $3.0 million for the sale of certain assets in the first six months of 2003.  In addition, the Company received dividends from an affiliated company of $1.5 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

Financing Activities:  Net cash used for financing activities was $14.4 million in the first six months of 2004 compared to $15.9 million provided by financing activities in the first six months of 2003.  Although borrowings under the Senior Secured Credit Facility increased by $7.8 million during the first six months of 2004, the Company utilized excess cash to repurchase at a premium $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009, and to repay other long-term debt and capital lease obligations of $1.2 million.

During the first six months of 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9.875% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility.  The proceeds from the sale of convertible preferred securities were used to redeem $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The Company repaid the remaining advances under the then existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company’s new 9.875% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility.  In connection with the refinancing, the Company paid $14.1 million of issuance costs.   Subsequent to these transactions, the Company repaid $3.8 million borrowings under the senior secured credit facility and $0.4 million other long-term debt and capital lease obligations during the first six months of 2003.

Financial Obligations and Commitments:  As of June 30, 2004, current maturities of notes payable and capital lease obligations were $1.0 million with no substantial debt repayments due until 2008.  Short-term debt obligations include $0.8 million of drawings under European credit and overdraft facilities and $0.2 million due under capital lease obligations.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2009.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Borrowings under the Senior Secured Credit Facility were $11.8 million as of June 30, 2004.  In addition, letters of credit totaling $22.5 million were issued under the Senior Secured Credit Facility.  As of June 30, 2004, the borrowing base under the credit facility was $91.2 million, providing the Company with undrawn revolver and overdraft revolver availability of $56.9 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.  Borrowings under the Senior Secured Credit Facility mature on March 31, 2008.

The 7% convertible subordinated debentures, due 2011, require annual mandatory redemptions of $1.8 million through a sinking fund, with the principal balance due at maturity.  The Company satisfied the 2004 annual sinking fund requirement in 2003.  The next sinking fund payment is required prior to August 1, 2005.  The outstanding principal of $125.0 million under the 9.875% senior secured notes and the outstanding principal of $308.2 million under the 9.75% senior subordinated notes mature on October 1, 2008 and January 15, 2009, respectively.

Total letters of credit issued and outstanding were $23.4 million as of June 30, 2004, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China (“BHA Aero”).  Approximately $22.5 million of these letters of credit were issued under the Senior Secured Credit Facility, with the remaining $0.9 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2004 and 2005, all of these will likely be re-issued except as modified by the BHA Aero refinancing discussed below.

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

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of June 30, 2004, for the remaining six months of 2004, for the years ended 2005 through 2008, and thereafter:

(In millions)	Remaining Six Months of 2004	2005	2006	2007	2008	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$11.8	$—	$11.8
European credit and overdraft Facilities	0.8	—	—	—	—	—	0.8
9.875% Senior secured notes (a)	—	—	—	—	125.0	—	125.0
9.75% Senior subordinated notes (b)	—	—	—	—	—	308.2	308.2
7.0% Convertible subordinated debentures	—	1.8	1.8	1.8	1.8	13.8	21.0
Capital leases	0.1	0.3	0.3	0.3	0.4	2.5	3.9
Subtotal	0.9	2.1	2.1	2.1	139.0	324.5	470.7
Operating leases	2.4	4.2	3.5	2.3	1.8	9.3	23.5
Total financial obligations	$3.3	$6.3	$5.6	$4.4	$140.8	$333.8	$494.2

Letters of credit	$20.6	$2.8	$—	$—	$—	$—	$23.4
Interest payments	22.6	46.1	45.9	45.8	43.8	17.6	221.8
Benefit plan contributions	3.1	—	—	—	—	—	3.1
Total commitments	$46.3	$48.9	$45.9	$45.8	$43.8	$17.6	$248.3

(a)                At June 30, 2004, the unamortized discount on the $125.0 million of 9.875% senior secured notes issued March 19, 2003 was $1.0 million.

(b)               At June 30, 2004, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2001, was $0.8 million.  In addition, the recorded value of the notes was reduced by the fair value basis adjustment of $2.8 million attributable to certain interest rate swap agreements.

The Company and two other equity owners of BHA Aero have an obligation to support a third party loan on a proportionate basis to their equity ownership interests.  The Company has met its obligation through an outstanding letter of credit of $11.1 million.  BHA Aero’s third party loans come due in 2004.  BHA Aero and its equity owners are in detailed discussions as to the refinancing of these loans and a re-capitalization of this joint venture.  The maturities of the existing third party loans have been extended to facilitate these discussions.  Such refinancing is anticipated to require additional cash contributions by BHA Aero’s equity owners in the form of equity as well as loan guarantees.  The Company does not anticipate that the value of such commitments will significantly exceed the value of the letter of credit they will replace.

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

Recently Issued Accounting Policies

In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) to employers that sponsor postretirement health care plans that provide prescription drug benefits.  In its guidance as provided by FAS 106-2, the FASB concluded that the favorable impact of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should be reflected in a company’s financial statements.  However, until such time an enterprise is able to determine whether the benefits provided by its plan are actuarially equivalent, FAS 106-2 requires that the enterprise disclose:

(a)                      The existence of the Act; and

(b)                     The fact that measures of the accumulated benefit obligation or net periodic postretirement benefit cost as recorded in its financial statements do not reflect any amount associated with the Act because the employer has yet to make such a determination.

In addition, FAS 106-2 requires that in the first period in which an enterprise includes the effect of the Act in measuring its accumulated benefit obligation and net periodic postretirement benefit cost, it shall disclose:

(a)                      The impact of the Act on the accumulated benefit obligation related to benefits attributed to past services;

(b)                     The effect of the Act on the measurement of net periodic postretirement benefit costs for the current period; and

(c)                      Any other disclosures required by FASB Statement No. 132 (revised) that requires “an explanation of any significant change in the accumulated benefit obligation or plan assets not otherwise apparent in the other disclosures required by this statement.”

Hexcel is currently evaluating the impact of FAS 106-2 on its postretirement benefit plan accounting and, as such, the accumulated benefit obligation and net periodic benefit cost in the condensed consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company’s accounting for its postretirement benefit plans.

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

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The interest rate swap agreements are designated as fair value hedges, and are highly effective as assessed using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  For the quarter and six months ended June 30, 2004, $0.6 million and $1.2 million were recognized as a reduction in “interest expense,” respectively.  The aggregate fair value and carrying amount of these swap agreements, as of June 30, 2004, was a $2.8 million decrease in notes payable.

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of June 30, 2004 was a $2.2 million liability.  During the quarters and six months ended June 30, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value recognized in “comprehensive income” was a net reduction of $0.1 million and $0.4 million for the quarters ended June 30, 2004 and 2003, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.  There was no change in fair value recognized in the quarter ended June 30, 2004.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pound Sterling at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $38.6 million and $62.9 million at June 30, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and six months ended June 30, 2004 and 2003, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2004 and 2003 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Unrealized gains at beginning of period	$4.2	$4.9	$6.4	$3.4
Gains reclassified to net sales	(1.5)	(0.9)	(3.4)	(1.4)
Increase (decrease) in fair value	(0.1)	2.1	(0.4)	4.1
Unrealized gains at end of period	$2.6	$6.1	$2.6	$6.1

Unrealized gains of $2.6 million recorded in “accumulated other comprehensive loss,” net of tax, as of June 30, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding the Company’s market risks, refer to the Company’s 2003 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

As of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

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

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 3, 2004 (the “Meeting”) in Stamford, Connecticut.  Stockholders holding shares of Hexcel common stock and Hexcel preferred stock representing, in the aggregate, 87,371,910 votes were present at the Meeting, either in person or by proxy, constituting a quorum.  The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1)        Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

DIRECTOR	FOR	WITHHELD

Joel S. Beckman	87,241,062	130,848
H. Arthur Bellows, Jr.	87,241,876	130,034
David E. Berges	87,241,982	129,928
Jeffrey C. Campbell	87,227,501	144,409
Sandra L. Derickson	87,225,809	146,101
James J. Gaffney	87,191,523	180,387
Sanjeev K. Mehra	87,205,356	166,554
Peter M. Sacerdote	87,242,242	129,668
Robert J. Small	87,205,911	165,999
Martin L. Solomon	87,240,753	131,157

2)        The proposal to approve Hexcel’s Management Incentive Compensation Plan:

Votes For	Votes Against	Abstentions
72,678,571	632,456	1,800,252

3)        The proposal to ratify PricewaterhouseCoopers LLP as Independent Auditors for the Company for 2004:

Votes For	Votes Against	Abstentions
87,013,278	204,554	154,078

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Restated Bylaws of Hexcel Corporation.

10.1	Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on April 12, 2004.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated April 22, 2004 relating to the Company’s first quarter of 2004 financial results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

August 9, 2004	/s/ William J. Fazio
(Date)	William J. Fazio Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Bylaws of Hexcel Corporation.

10.1	Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on April 12, 2004.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.