Form 10-Q
period 2004-09-30
HEXCEL CORP /DE/
filed 2004-11-09
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
COMMON STOCK	39,959,791

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$51.5	$41.7
Accounts receivable, net	146.1	126.2
Inventories, net	144.9	120.5
Prepaid expenses and other current assets	18.0	16.2
Total current assets	360.5	304.6

Property, plant and equipment	697.7	688.0
Less accumulated depreciation	(425.7)	(394.1)
Net property, plant and equipment	272.0	293.9
Goodwill	76.7	76.9
Investments in affiliated companies	6.7	7.4
Other assets	34.7	39.9
Total assets	$750.6	$722.7

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$3.8	$2.1
Accounts payable	81.2	64.1
Accrued liabilities	115.1	97.7
Total current liabilities	200.1	163.9

Long-term notes payable and capital lease obligations	453.6	481.3
Other non-current liabilities	64.6	64.9
Total liabilities	718.3	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at September 30, 2004 and December 31, 2003	115.4	106.0

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding at September 30, 2004 and at December 31, 2003	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 41.0 shares issued at September 30, 2004 and 40.0 shares issued at December 31, 2003	0.4	0.4
Additional paid-in capital	299.9	303.5
Accumulated deficit	(371.4)	(392.6)
Accumulated other comprehensive income	2.0	8.8
	(69.1)	(79.9)
Less – Treasury stock, at cost, 1.4 shares at September 30, 2004 and 1.3 shares at December 31, 2003	(14.0)	(13.5)
Total stockholders’ equity (deficit)	(83.1)	(93.4)
Total liabilities and stockholders’ equity (deficit)	$750.6	$722.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
Net sales	$263.1	$212.8	$798.1	$675.5
Cost of sales	208.2	173.2	627.1	542.3
Gross margin	54.9	39.6	171.0	133.2

Selling, general and administrative expenses	28.9	22.9	82.6	70.5
Research and technology expenses	5.3	4.6	15.2	13.2
Business consolidation and restructuring expenses	0.6	1.0	2.0	2.4
Other (income) expense, net	1.5	(0.4)	3.0	(2.2)
Operating income	18.6	11.5	68.2	49.3

Interest expense	12.0	13.5	36.3	41.1
Non-operating (income) expense, net	—	—	0.6	2.6
Income (loss) before income taxes	6.6	(2.0)	31.3	5.6
Provision for income taxes	2.3	0.7	10.9	5.9
Income (loss) before equity in earnings (losses)	4.3	(2.7)	20.4	(0.3)
Equity in earnings (losses) of affiliated companies	—	(0.3)	0.8	(1.1)
Net income (loss)	4.3	(3.0)	21.2	(1.4)
Deemed preferred dividends and accretion	(3.2)	(3.1)	(9.4)	(6.6)

Net income (loss) available to common shareholders	$1.1	$(6.1)	$11.8	$(8.0)

Net income (loss) per common share:
Basic	$0.03	$(0.16)	$0.30	$(0.21)
Diluted	$0.03	$(0.16)	$0.23	$(0.21)

Weighted-average common shares outstanding:
Basic	39.4	38.7	39.2	38.6
Diluted	42.6	38.7	91.5	38.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2004	2003
Cash flows from operating activities
Net income (loss)	$21.2	$(1.4)
Reconciliation to net cash provided by operating activities:
Depreciation	38.9	37.7
Amortization of debt discount and deferred financing costs	2.6	2.6
Deferred income taxes (benefit)	(0.5)	(0.5)
Business consolidation and restructuring expenses	2.0	2.4
Business consolidation and restructuring payments	(3.8)	(7.3)
Equity in (earnings) losses of affiliated companies	(0.8)	1.1
Working capital changes and other	(14.1)	(7.4)
Net cash provided by operating activities	45.5	27.2

Cash flows from investing activities
Capital expenditures	(20.3)	(12.5)
Proceeds from sale of an ownership interest in an affiliated company	—	23.0
Proceeds from the sale of assets	6.5	5.7
Dividends from an affiliated company	1.5	1.0
Net cash provided by (used for) investing activities	(12.3)	17.2

Cash flows from financing activities
Proceeds from (repayments of) senior secured credit facilities, net	(4.1)	7.1
Proceeds from issuance of 9.875% senior secured notes, net of discount	—	123.7
Repayments of senior credit facility, net	—	(179.7)
Redemption of 7% convertible subordinated notes	—	(46.9)
Redemption of 9.75% senior subordinated notes	(22.9)	—
Repayments of capital lease obligations and other debt, net	(0.3)	(38.5)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	125.0
Issuance costs related to debt and equity offerings	—	(14.1)
Activity under stock plans	3.6	0.2
Net cash used for financing activities	(23.7)	(23.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.5)
Net increase in cash and cash equivalents	9.8	20.7
Cash and cash equivalents at beginning of period	41.7	8.2
Cash and cash equivalents at end of period	$51.5	$28.9

Supplemental Data:
Cash interest paid	$39.7	$44.4
Cash taxes paid	$7.8	$8.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal recurring adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2004, the results of operations for the quarters and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.  The condensed consolidated balance sheet of the Company as of December 31, 2003 was derived from the audited 2003 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2004 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Note 2 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock and similar stock-based awards over the defined vesting periods.  As of September 30, 2004, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income (loss):
Net income (loss) available to common shareholders, as reported	$1.1	$(6.1)	$11.8	$(8.0)
Add: Stock-based compensation expense included in reported net income (loss)	0.4	0.2	1.1	0.7
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.2)	(1.0)	(3.6)	(3.2)
Pro forma net income (loss)	$0.3	$(6.9)	$9.3	$(10.5)

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.03	$(0.16)	$0.30	$(0.21)
Pro forma	$0.01	$(0.18)	$0.24	$(0.27)

Diluted net income (loss) per common share:
As reported	$0.03	$(0.16)	$0.23	$(0.21)
Pro forma	$0.01	$(0.18)	$0.20	$(0.27)

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (refer to Note 12).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $4.18 and $1.77, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Expected life (in years)	4	4
Interest rate	4.29%	3.12%
Volatility	71.68%	78.09%
Dividend yield	—	—

Note 3 - Inventories

(In millions)	September 30, 2004	December 31, 2003
Raw materials	$56.7	$42.9
Work in progress	36.2	35.9
Finished goods	52.0	41.7
Total inventories	$144.9	$120.5

Note 4 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2004 and December 31, 2003, and activity for the quarter and nine months ended September 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.5	1.0	1.5
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.5	0.9	1.4
Cash expenditures	(1.3)	(1.5)	(2.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2004	$3.3	$1.1	$4.4
Current period expenses	0.2	0.5	0.7
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.4)	(0.6)	(1.0)
Currency translation adjustments	0.2	—	0.2
Balance as of September 30, 2004	$3.2	$1.0	$4.2

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  For the quarter and nine months ended September 30, 2004, the Company recognized $0.2 million and $0.6 million of expense, respectively, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of September 30, 2004 and December 31, 2003, and activity of the Livermore program for the quarter and nine months ended September 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$—	$—	$—
Business consolidation and restructuring expenses	0.4	—	0.4
Balance as of June 30, 2004	$0.4	$—	$0.4
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of September 30, 2004	$0.6	$—	$0.6

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter and nine months ended September 30, 2004, the Company recognized business consolidation and restructuring expenses of $0.4 million and $1.4 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring liabilities as of September 30, 2004 and December 31, 2003, and activity of the November 2001 program for the quarter and nine months ended September 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.1	1.0	1.1
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.1	0.9	1.0
Cash expenditures	(1.3)	(1.5)	(2.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2004	$2.9	$1.1	$4.0
Current period expenses	—	0.5	0.5
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	(0.1)	0.5	0.4
Cash expenditures	(0.4)	(0.6)	(1.0)
Currency translation adjustments	0.2	—	0.2
Balance as of September 30, 2004	$2.6	$1.0	$3.6

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2004	December 31, 2003
Senior secured credit facility, due 2008	$—	$4.0
European credit and overdraft facilities	1.7	1.9
9.875% senior secured notes, due 2008, net of unamortized discount of $0.9 as of September 30, 2004 and $1.1 as of December 31, 2003	124.1	123.9
9.75% senior subordinated notes, due 2009, net of unamortized discount of $0.7 as of September 30, 2004 and $1.0 as of December 31, 2003 (a)	306.7	328.5
7.0% convertible subordinated debentures, due 2011	21.0	21.0
Total notes payable	453.5	479.3
Capital lease obligations	3.9	4.1
Total notes payable and capital lease obligations	$457.4	$483.4

Notes payable and current maturities of long-term liabilities	$3.8	$2.1
Long-term notes payable and capital lease obligations, less current maturities	453.6	481.3
Total notes payable and capital lease obligations	$457.4	$483.4

(a)          Includes a decrease of $0.8 million at September 30, 2004 and a decrease of $0.5 million at December 31, 2003 for derivative contracts.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates (see Note 11).

Senior Secured Credit Facility, due 2008

As of September 30, 2004, the Company had no borrowings under this facility.  Under this facility, Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability.  At September 30, 2004, Hexcel had issued letters of credit totaling $23.2 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company had standby letters of credit of $1.8 million outstanding at September 30, 2004 that were separate from this facility.

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity.  As of September 30, 2004, the Company did not have any accounts receivable factored under this facility.

Repurchase of Senior Subordinated Notes, due 2009

During the nine months ended September 30, 2004, the Company repurchased $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases, incurring losses of $1.6 million on the early retirement of debt (see Note 8).  No such repurchases were made in the third quarter of 2004.

Note 6 – Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of Hexcel’s defined benefit retirement plans for the quarters and nine months ended September 30, 2004 and 2003, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.7	$0.6
Interest cost	0.4	0.5	1.3	1.3
Expected return on plan assets	(0.2)	(0.2)	(0.8)	(0.8)
Net amortization and deferral	0.3	0.1	0.8	0.5
Sub-total	0.8	0.6	2.0	1.6
Curtailment and settlement loss	0.1	0.2	0.5	0.6
Net periodic benefit costs	$0.9	$0.8	$2.5	$2.2

European Defined Benefit Retirement Plans
Service cost	$0.6	$0.4	$1.8	$1.4
Interest cost	1.1	1.0	3.5	3.0
Expected return on plan assets	(1.1)	(0.9)	(3.5)	(2.8)
Net amortization and deferral	0.4	0.3	1.2	0.8
Sub-total	1.0	0.8	3.0	2.4
Curtailment and settlement gain	—	—	—	—
Net periodic benefit costs	$1.0	$0.8	$3.0	$2.4

Contributions

The Company contributed $0.4 million and $0.5 million to its U.S. qualified and nonqualified defined benefit retirement plans in each of the quarters ended September 30, 2004 and 2003, respectively.  Contributions were $1.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.  Although no minimum funding contributions are required, the Company intends to contribute approximately $1.6 million during 2004 to its U.S. qualified pension plan to fund expected lump sum payments.  The Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.3 million in 2004 to cover unfunded benefits.  The Company contributed $1.9 million to its U.S. defined benefit retirement plans during its 2003 fiscal year.

In addition, the Company contributed $0.9 million and $0.8 million to its European defined benefit retirement plans during the third quarter of 2004 and 2003, respectively.  Total contributions were $2.7 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively.  Meeting governing requirements, the Company is required to contribute approximately $2.3 million during 2004 to its European plans.  The Company contributed $2.0 million to its European plans during its 2003 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of Hexcel’s postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2004 and 2003, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Postretirement Plans
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.2	0.3	0.8	0.7
Net amortization and deferral	—	(0.1)	—	(0.3)
Net periodic postretirement benefit costs	$0.3	$0.2	$1.0	$0.5

Contributions

The Company contributed $0.4 million and $0.5 million to its postretirement health care and life insurance benefit plans during the quarters ended September 30, 2004 and 2003, respectively. Contributions were $1.4 million for both the nine months ended September 30, 2004 and 2003.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.8 million in 2004 to cover unfunded benefits.  The Company contributed $1.7 million to its postretirement plans during its 2003 fiscal year.

Medicare Prescription Drug, Improvement and Modernization Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law.  The Act, among other things, introduces a prescription drug benefit under Medicare and a non-taxable federal subsidy paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit at least “actuarially equivalent” to these new benefits under Medicare.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which provides guidance on the accounting for the effects of the Act to employers that sponsor postretirement health care benefit plans that provide prescription drugs.  The Company has reviewed the impact of FAS 106-2 on its postretirement benefit plans and has concluded that the enactment of the Act was not a significant event for its plans.  As such, the effects of the Act will be incorporated in the valuation to be performed at the Company’s next plan valuation date of December 31, 2004.

Note 7 – Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Gain on sale of assets	$—	$0.4	$4.0	$2.2
Accrual for certain legal matters	(1.5)	—	(7.0)	—
Other income (expense), net	$(1.5)	$0.4	$(3.0)	$2.2

During the second quarter of 2004, the Company recorded a $5.5 million accrual for the potential settlement of the carbon fiber federal class action case previously disclosed.  The accrual was based upon a cash settlement offer made to the plaintiffs and the expectation that the offer sufficiently narrowed the range between the offer and an amount that the plaintiffs would realistically accept.  During the third quarter of 2004, discussions with the plaintiffs continued and on September 30, 2004, the Company entered into a stipulation of settlement in the case for $7.0 million.  As a result, during the third quarter of 2004, the Company recorded an additional $1.5 million accrual, increasing the accrual balance at September 30, 2004 to $7.0 million.  The settlement remains subject to court approval.

During the second quarter of 2004, the Company sold surplus land at one of its U.S. facilities for net cash proceeds of $6.5 million and recognized a $4.0 million gain on the sale.

During the second quarter and third quarter of 2003, the Company sold certain assets of its Structures business segment for net cash proceeds of $3.0 million and $2.7 million, respectively.  In connection with the sales, the Company recognized a net gain of $1.8 million in the second quarter of 2003 and a net gain of $0.4 million in the third quarter of 2003.

Note 8 – Non-Operating Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Gain relating to de-mutualization of an insurance company	$—	$—	$1.0	$—
Gain on expiration of contingent liability	—	—	—	1.4
Losses on early retirement of debt	—	—	(1.6)	(4.0)
Non-operating income (expense), net	$—	$—	$(0.6)	$(2.6)

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

During the first six months of 2004, the Company repurchased $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009, recognizing losses of $1.6 million on the early retirement of debt.  The losses resulted from market premiums paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

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

Note 9 - Net Income (Loss) Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003

Basic net income (loss) per common share:
Net income (loss)	$4.3	$(3.0)	$21.2	$(1.4)
Deemed preferred dividends and accretion	(3.2)	(3.1)	(9.4)	(6.6)
Net income (loss) available to common shareholders	$1.1	$(6.1)	$11.8	$(8.0)
Weighted average common shares outstanding	39.4	38.7	39.2	38.6
Basic net income (loss) per common share	$0.03	$(0.16)	$0.30	$(0.21)

Diluted net income (loss) per common share:
Net income (loss)	$4.3	$(3.0)	$21.2	$(1.4)
Deemed preferred dividends and accretion	(3.2)	(3.1)	(9.4)	(6.6)
Net income (loss) available to common shareholders	$1.1	$(6.1)	$11.8	$(8.0)
Plus: Deemed preferred dividends and accretion	—	—	9.4	—
Net income (loss) available to common shareholders Plus assumed conversions	$1.1	$(6.1)	$21.2	$(8.0)

Weighted average common shares outstanding – Basic	39.4	38.7	39.2	38.6

Plus incremental shares from assumed conversions:
Restricted stock units	0.4	—	0.4	—
Stock options	2.8	—	2.1	—
Mandatorily redeemable convertible preferred stock	—	—	49.8	—
Weighted average common shares outstanding – Dilutive	42.6	38.7	91.5	38.6
Diluted net income (loss) per common share	$0.03	$(0.16)	$0.23	$(0.21)

The assumed conversion of the Company’s convertible subordinated debentures, due 2011, (exchangeable for 0.7 million common shares) was excluded from the computations of diluted net income (loss) per common share for all periods, as it was antidilutive.

The assumed conversion of the Company’s mandatorily redeemable convertible preferred stock (convertible into 49.8 million common shares) was excluded from the computations of diluted net income (loss) per common share for the third quarters of 2004 and 2003 and for the nine months of 2003, as it was antidilutive.  In addition, the Company’s convertible subordinated notes, due 2003, were excluded from the computation of diluted net income (loss) per common share for the quarter and nine months ended September 30, 2003, as it was antidilutive.  The convertible subordinated notes, due 2003, were repaid in full on March 19, 2003.

Approximately 3.2 million and 2.5 million shares underlying outstanding stock options and restricted stock units were included in the computation of diluted net income (loss) per common share for the third quarter and nine months ended September 30, 2004, respectively.  The assumed conversions of a remaining 0.5 million shares and 4.4 million shares underlying outstanding stock options were excluded from the computations of diluted net income (loss) per common share for the third quarter and nine months ended September 30, 2004, respectively, as they were antidilutive.

For the third quarter and nine months ended September 30, 2003, all 9.2 million and 8.6 million shares, respectively, underlying outstanding stock options and restricted stock units were excluded from the computation of diluted net income (loss) per common share, as they were antidilutive.

Note 10 - Comprehensive Income

Comprehensive income represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and nine months ended September 30, 2004 and 2003 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Net income (loss) available to common shareholders	$1.1	$(6.1)	$11.8	$(8.0)
Currency translation adjustments	3.7	2.0	(2.0)	13.5
Increase (decrease) in net unrealized gains on financial instruments	(0.8)	(0.3)	(4.8)	2.0
Comprehensive income	$4.0	$(4.4)	$5.0	$7.5

Note 11 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The interest rate swap agreements are designated as fair value hedges, and are highly effective as assessed using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  For the quarter and nine months ended September 30, 2004, the effective element of changes in fair value of $0.4 million and $1.6 million were recognized as a reduction in “interest expense,” respectively. The aggregate fair value and carrying amount of these swap agreements, as of September 30, 2004, was a $0.8 million decrease in notes payable.

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of September 30, 2004 was a $2.4 million liability.  During the quarters and nine months ended September 30, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value recognized in “comprehensive income” was a net increase of $0.2 million for the quarter ended September 30, 2004.  There was no change in fair value for the third quarter ended September 30, 2003.  There was no change in the fair value for the nine months ended September 30, 2004.  The change in fair value recognized in “comprehensive income” was a net reduction of $0.4 million for the nine months ended September 30, 2003.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pound Sterling at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $30.6 million and $62.9 million at September 30, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing some, but not all of the Company’s exposure to fluctuations in currency exchange rates.  The value of foreign currency forward exchange contracts the Company has in place for 2005 is lower than those it has had in place in 2004 and these hedges are set at higher exchange rates.  The Company therefore anticipates that the benefits from such hedging will be smaller in 2005 than it has received in 2004.  For the quarters and nine months ended September 30, 2004 and 2003, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2004 and 2003 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Unrealized gains at beginning of period	$2.6	$6.1	$6.4	$3.4
Gains reclassified to net sales	(1.6)	(1.2)	(5.0)	(2.6)
Increase (decrease) in fair value	0.6	0.9	0.2	5.0
Unrealized gains at end of period	$1.6	$5.8	$1.6	$5.8

Unrealized gains of $1.6 million recorded in “accumulated other comprehensive income,” net of tax, as of September 30, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 12 – Taxes

The Company’s tax provision for the quarters and nine months ended September 30, 2004 and 2003 was primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to all currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.

The U.S. and foreign components of income before income taxes and the provision for income taxes for the quarters and nine months ended September 30, 2004 and 2003 were as follows:

	Quarter Ended September 30, 2004			Nine Months Ended September 30, 2004
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$4.6	$2.0	$6.6	$14.2	$17.1	$31.3
Provision for income taxes	0.4	1.9	2.3	1.2	9.7	10.9
Income before equity in earnings (losses of affiliated companies)	$4.2	$0.1	$4.3	$13.0	$7.4	$20.4

	Quarter Ended September 30, 2003			Nine Months Ended September 30, 2003
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income (loss) before income taxes	$(2.1)	$0.1	$(2.0)	$(6.7)	$12.3	$5.6
Provision for income taxes	0.1	0.6	0.7	0.4	5.5	5.9
Income (loss) before equity in earnings (losses) of affiliated companies	$(2.2)	$(0.5)	$(2.7)	$(7.1)	$6.8	$(0.3)

Net Operating Loss Carryforwards

As of September 30, 2004, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $136.6 million and $8.7 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure which included the issuance of the Company’s mandatorily redeemable convertible preferred stock (convertible into 49.8 million common shares).  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2022.  The Company’s Belgian net operating losses can be carried forward without limitation.

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

In 1999, Hexcel, Boeing International Holdings, Ltd. and China Aviation Industry Corporation I formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel has a 33.3% equity ownership interest in this joint venture, which is located in Tianjin, China.  Revenues of BHA Aero for the last twelve months ended September 30, 2004 were $11.3 million.  In addition, in 1999,

Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the last twelve months ended September 30, 2004 were $13.9 million.  Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them.  As of September 30, 2004, Hexcel had a zero net equity investment balance related to these joint ventures and an aggregate receivable balance of $3.8 million.

Each of the equity owners of BHA Aero, including the Company, has an obligation to support a third party loan on a proportionate basis to their equity ownership interest.  The Company has met its obligation through an outstanding letter of credit of $11.1 million.  BHA Aero’s third party loans come due in 2004.  During the third quarter of 2004, Hexcel made $3.0 million in advance payments relating to its purchases of products manufactured by BHA Aero to assist in their short term cash flow needs.  The Boeing Company, in turn, made a $1.5 million advance payment to Hexcel for the purchase of products produced by Hexcel from the products it purchases from BHA Aero.  During 2004, BHA Aero and its equity owners have been in detailed discussions as to the refinancing of its loans and a re-capitalization of this joint venture. The maturities of the existing third party loans have been extended to facilitate these discussions.  Hexcel and Boeing International Holdings, Ltd. have each agreed to purchase for $7.5 million in cash newly issued registered capital of BHA Aero resulting in an increase in each of their respective equity ownership interests to 40.48%.  This investment is contingent on receiving the required government approvals.  Following such approval, and the cash equity investment, BHA Aero will refinance its outstanding bank loans with a new five year bank term loan.  As part of this refinancing, Hexcel will enter into guarantee arrangements with Boeing International Holdings, Ltd. and China Aviation Industry Corporation I with a value not to exceed $6.1 million.  Upon completion of BHA Aero’s bank refinancing, Hexcel’s standby letter of credit of $11.1 million will be cancelled and will not be replaced. Depending on the timing of receiving necessary government approvals, the recapitalization and refinancing are anticipated to be complete either in the fourth quarter of 2004 or the first quarter of 2005.  As of September 30, 2004, apart from its accounts receivable balances, the advance payment on the purchase of products, the letter of credit supporting the third party loan to BHA Aero and its remaining investment in these ventures, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for construction, roofing, sail cloth and other specialty applications.  Revenues of TechFab for the last twelve months ended September 30, 2004 were $27.6 million.  At September 30, 2004, Hexcel had an equity investment balance in TechFab of $6.7 million.  Hexcel has no other significant exposures to loss with this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the last twelve months ended September 30, 2004 were $10.6 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at September 30, 2004.  Hexcel has no significant exposures to loss with this joint venture.

Note 14 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter and nine months ended September 30, 2004 and accrued warranty cost, included in “other accrued liabilities” in the condensed consolidated balance sheets at September 30, 2004 and December 31, 2003, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2003	$5.0
Warranty expense	2.9
Deductions and other	(1.5)
Balance as of June 30, 2004	$6.4
Warranty expense	0.1
Deductions and other	(1.0)
Balance as of September 30, 2004	$5.5

Note 15 - Segment Information

The financial results for Hexcel’s business segments are prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for management’s use in making internal operating decisions.  Hexcel evaluates the performance of its operating segments based on operating income, and generally accounts for intersegment sales based on arm’s length prices.  Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.  Financial information for the Company’s segments for the quarters and nine months ended September 30, 2004 and 2003 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
Third Quarter 2004
Net sales to external customers	$84.4	$161.2	$17.5	$—	$263.1
Intersegment sales	25.2	4.9	—	—	30.1
Total sales	109.6	166.1	17.5	—	293.2
Operating income (loss)	9.9	19.1	1.0	(11.4)	18.6
Depreciation	3.9	8.0	0.5	—	12.4
Business consolidation and restructuring expenses	0.1	0.5	—	—	0.6
Capital expenditures	1.8	6.6	—	0.1	8.5
Third Quarter 2003
Net sales to external customers	$53.6	$139.5	$19.7	$—	$212.8
Intersegment sales	19.2	2.3	—	—	21.5
Total sales	72.8	141.8	19.7	—	234.3
Operating income (loss)	2.6	14.0	0.8	(5.9)	11.5
Depreciation	3.6	8.2	0.5	—	12.3
Business consolidation and restructuring expenses	0.8	0.2	—	—	1.0
Capital expenditures	1.7	3.8	—	—	5.5
Nine Months Ended September 30, 2004
Net sales to external customers	$243.4	$502.0	$52.7	$—	$798.1
Intersegment sales	78.5	13.9	—	—	92.4
Total sales	321.9	515.9	52.7	—	890.5
Operating income (loss)	30.5	68.9	2.3	(33.5)	68.2
Depreciation	12.3	25.1	1.5	—	38.9
Business consolidation and restructuring expenses	0.6	1.5	—	(0.1)	2.0
Capital expenditures	5.4	13.8	0.1	1.0	20.3
Nine Months Ended September 30, 2003
Net sales to external customers	$172.7	$441.2	$61.6	$—	$675.5
Intersegment sales	63.4	11.6	—	—	75.0
Total sales	236.1	452.8	61.6	—	750.5
Operating income (loss)	12.2	53.0	3.6	(19.5)	49.3
Depreciation	12.0	24.1	1.6	—	37.7
Business consolidation and restructuring expenses	1.0	1.3	0.1	—	2.4
Capital expenditures	4.4	8.0	0.1	—	12.5

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	September 30, 2004	December 31, 2003
Reinforcements	$40.3	$40.3
Composites	20.4	20.6
Structures	16.0	16.0
Goodwill	$76.7	$76.9

Note 16 – Commitments and Contingencies

Environmental Proceedings

The Company is subject to various U.S. and international federal, state and local environmental, and health and safety laws and regulations.  The Company is also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.

As of September 30, 2004 and December 31, 2003, the aggregate environmental related accruals recorded in the consolidated financial statements were $4.3 million and $4.0 million, respectively.  As of September 30, 2004 and December 31, 2003, $1.0 million and $1.3 million, respectively, were included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accrual would have been $1.6 million and $1.3 million higher at September 30, 2004 and December 31, 2003, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for the third quarter and first nine months of 2004 was $0.3 million and $0.6 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance of approximately $1.4 million and $4.1 million in the third quarter and nine months ended September 30, 2004 were charged directly to expense.  Capital expenditures for environmental matters approximated $0.2 million in the third quarter of 2004 and $0.8 million in the first nine months of 2004.

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

Hexcel Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$30.6	$10.8	$10.1	$—	$51.5
Accounts receivable, net	37.3	63.5	45.3	—	146.1
Inter-company accounts receivable	142.4	258.8	18.3	(419.5)	—
Inter-company interest receivable	6.1	0.2	0.2	(6.5)	—
Inventories, net	37.4	70.2	37.3	—	144.9
Inter-company short-term notes receivable	24.3	—	9.3	(33.6)	—
Prepaid expenses and other current assets	11.0	4.5	2.5	—	18.0
Total current assets	289.1	408.0	123.0	(459.6)	360.5

Net property, plant and equipment	121.9	115.1	35.0	—	272.0
Goodwill	21.5	53.0	2.2	—	76.7
Investments in subsidiaries	(528.5)	—	—	528.5	—
Investments in affiliated companies	—	6.7	—	—	6.7
Inter-company long-term notes receivable	965.2	16.1	18.7	(1,000.0)	—
Other assets	23.6	40.2	1.7	(30.8)	34.7
Total assets	$892.8	$639.1	$180.6	$(961.9)	$750.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.9	$0.1	$1.8	$—	$3.8
Inter-company short-term notes payable	—	33.6	—	(33.6)	—
Inter-company interest payable	—	5.2	1.1	(6.3)	—
Accounts payable	16.6	39.2	25.4	—	81.2
Inter-company accounts payable	266.5	131.8	21.2	(419.5)	—
Accrued liabilities	62.8	31.9	20.6	(0.2)	115.1
Total current liabilities	347.8	241.8	70.1	(459.6)	200.1

Long-term notes payable and capital leases	450.8	2.8	—	—	453.6
Inter-company long-term notes payable	—	912.6	87.4	(1,000.0)	—
Other non-current liabilities	31.1	26.8	6.7	—	64.6
Total liabilities	829.7	1,184.0	164.2	(1,459.6)	718.3

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at September 30, 2004	115.4	—	—	—	115.4
Stockholder’s equity (deficit)	(52.3)	(544.9)	16.4	497.7	(83.1)

Total liabilities and stockholders’ equity (deficit)	$892.8	$639.1	$180.6	$(961.9)	$750.6

Hexcel Corporation and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.8	$8.8	$5.1	$—	$41.7
Accounts receivable, net	28.3	52.8	45.1	—	126.2
Inter-company accounts receivable	121.9	194.6	6.9	(323.4)	—
Inter-company interest receivable	6.4	—	—	(6.4)	—
Inventories, net	34.7	55.1	30.7	—	120.5
Inter-company short-term notes receivable	208.4	—	14.3	(222.7)	—
Prepaid expenses and other current assets	2.5	8.9	4.8	—	16.2
Total current assets	430.0	320.2	106.9	(552.5)	304.6

Net property, plant and equipment	135.5	121.6	36.8	—	293.9
Goodwill	21.5	53.1	2.3	—	76.9
Investments in subsidiaries	(568.5)	—	—	568.5	—
Investments in affiliated companies	—	6.2	1.2	—	7.4
Inter-company long-term notes receivable	802.0	1.4	18.8	(822.2)	—
Other assets	26.7	43.1	2.6	(32.5)	39.9

Total assets	$847.2	$545.6	$168.6	$(838.7)	$722.7

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$1.9	$—	$2.1
Inter-company short-term notes payable	—	222.7	—	(222.7)	—
Inter-company interest payable	—	6.4	—	(6.4)	—
Accounts payable	9.5	35.5	19.1	—	64.1
Inter-company accounts payable	232.3	82.2	8.9	(323.4)	—
Accrued liabilities	55.0	26.6	16.1	—	97.7
Total current liabilities	296.9	373.5	46.0	(552.5)	163.9

Long-term notes payable and capital leases	474.3	7.0	—	—	481.3
Inter-company long-term notes payable	1.4	701.1	119.7	(822.2)	—
Other non-current liabilities	29.5	27.6	7.8	—	64.9
Total liabilities	802.1	1,109.2	173.5	(1,374.7)	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—	—	—	106.0
Stockholders’ equity (deficit)	(60.9)	(563.6)	(4.9)	536.0	(93.4)

Total liabilities and stockholders’ equity (deficit)	$847.2	$545.6	$168.6	$(838.7)	$722.7

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$90.8	$155.2	$62.9	$(45.8)	$263.1
Cost of sales	71.8	131.8	50.4	(45.8)	208.2
Gross margin	19.0	23.4	12.5	—	54.9
Selling, general and administrative expenses	11.4	12.6	5.4	(0.5)	28.9
Research and technology expenses	2.1	2.5	0.7	—	5.3
Business consolidation and restructuring expenses	0.1	0.4	0.1	—	0.6
Other expense	1.5	—	—	—	1.5
Operating income	3.9	7.9	6.3	0.5	18.6
Interest income (expense)	3.0	(13.9)	(1.1)	—	(12.0)
Income (loss) before income taxes	6.9	(6.0)	5.2	0.5	6.6
Provision for (benefit from) income taxes	0.5	(0.2)	2.0	—	2.3
Income (loss) before equity in earnings	6.4	(5.8)	3.2	0.5	4.3
Equity in earnings (losses) of subsidiaries	(2.6)	—	—	2.6	—
Equity in earnings (losses) of affiliated companies	—	0.3	(0.3)	—	—
Net income (loss)	$3.8	$(5.5)	$2.9	$3.1	$4.3

*****

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$79.2	$116.8	$53.0	$(36.2)	$212.8
Cost of sales	64.5	102.2	42.7	(36.2)	173.2
Gross margin	14.7	14.6	10.3	—	39.6
Selling, general and administrative expenses	9.1	9.8	4.4	(0.4)	22.9
Research and technology expenses	1.8	2.1	0.7	—	4.6
Business consolidation and restructuring expenses	0.2	—	0.8	—	1.0
Other income	(0.4)	—	—	—	(0.4)
Operating income	4.0	2.7	4.4	0.4	11.5
Interest income (expense)	0.8	(14.3)	—	—	(13.5)
Income (loss) before income taxes	4.8	(11.6)	4.4	0.4	(2.0)
Provision for (benefit from) income taxes	0.3	(1.2)	1.6	—	0.7
Income (loss) before equity in earnings	4.5	(10.4)	2.8	0.4	(2.7)
Equity in earnings (losses) of subsidiaries	(7.9)	—	—	7.9	—
Equity in earnings (losses) of affiliated companies	—	0.5	(0.8)	—	(0.3)
Net income (loss)	$(3.4)	$(9.9)	$2.0	$8.3	$(3.0)

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$271.6	$468.8	$199.1	$(141.4)	$798.1
Cost of sales	214.7	394.9	158.9	(141.4)	627.1
Gross margin	56.9	73.9	40.2	—	171.0
Selling, general and administrative expenses	39.4	31.9	12.7	(1.4)	82.6
Research and technology expenses	5.9	7.0	2.3	—	15.2
Business consolidation and restructuring expenses	0.7	0.8	0.5	—	2.0
Other expense, net	3.0	—	—	—	3.0
Operating income	7.9	34.2	24.7	1.4	68.2
Interest income (expense)	11.1	(42.0)	(5.4)	—	(36.3)
Non-operating expense, net	(0.6)	—	—	—	(0.6)
Income (loss) before income taxes	18.4	(7.8)	19.3	1.4	31.3
Provision for income taxes	1.6	2.4	6.9	—	10.9
Income (loss) before equity in earnings	16.8	(10.2)	12.4	1.4	20.4
Equity in earnings (losses) of subsidiaries	3.0	—	—	(3.0)	—
Equity in earnings (losses) of affiliated companies	—	2.0	(1.2)	—	0.8
Net income (loss)	$19.8	$(8.2)	$11.2	$(1.6)	$21.2

*****

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$256.4	$368.1	$172.8	$(121.8)	$675.5
Cost of sales	206.9	316.7	140.5	(121.8)	542.3
Gross margin	49.5	51.4	32.3	—	133.2
Selling, general and administrative expenses	27.3	30.5	13.9	(1.2)	70.5
Research and technology expenses	5.3	5.8	2.1	—	13.2
Business consolidation and restructuring expenses	1.6	(0.1)	0.9	—	2.4
Other income	(2.2)	—	—	—	(2.2)
Operating income	17.5	15.2	15.4	1.2	49.3
Interest income (expense)	—	(41.7)	0.6	—	(41.1)
Non-operating expense, net	(2.6)	—	—	—	(2.6)
Income (loss) before income taxes	14.9	(26.5)	16.0	1.2	5.6
Provision for (benefit from) income taxes	1.1	(1.0)	5.8	—	5.9
Income (loss) before equity in earnings	13.8	(25.5)	10.2	1.2	(0.3)
Equity in earnings (losses) of subsidiaries	(16.4)	—	—	16.4	—
Equity in earnings (losses) of affiliated companies	—	1.7	(2.8)	—	(1.1)
Net income (loss)	$(2.6)	$(23.8)	$7.4	$17.6	$(1.4)

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$19.8	$(18.2)	$11.2	$(1.6)	$21.2
Reconciliation to net cash provided by operations:
Depreciation	17.2	16.7	5.0	—	38.9
Amortization	2.6	1.4	—	(1.4)	2.6
Deferred income taxes (benefits)	0.5	(0.9)	(0.1)	—	(0.5)
Business consolidation and restructuring expenses	0.7	0.8	0.5	—	2.0
Business consolidation and restructuring payments	(1.2)	(2.1)	(0.5)	—	(3.8)
Equity in losses of subsidiaries	(3.0)	—	—	3.0	—
Equity in (earnings) losses of affiliated companies	—	(2.0)	1.2	—	(0.8)
Net change in inter-company receivables/payables	13.7	(14.6)	0.9	—	—
Working capital changes and other	(1.0)	(13.5)	1.1	(0.7)	(14.1)
Net cash provided by (used for) operating activities	49.3	(22.4)	19.3	(0.7)	45.5

Cash flows from investing activities
Capital expenditures	(6.3)	(10.4)	(3.6)	—	(20.3)
Proceeds from the sale of assets	6.5	—	—	—	6.5
Dividends from an affiliated company	—	1.5	—	—	1.5
Net cash provided by (used for) investing activities	0.2	(8.9)	(3.6)	—	(12.3)

Cash flows from financing activities
Repayments of senior secured credit facility, net	—	(4.1)	—	—	(4.1)
Redemption of 9.75% senior subordinated notes	(22.9)	—	—	—	(22.9)
Repayments of capital lease obligations and other debt, net	(0.1)	(0.1)	(0.1)	—	(0.3)
Proceeds (repayments) of inter-company debt, net	(29.8)	24.4	5.4	—	—
Inter-company distributions received (paid)	2.5	12.9	(15.4)	—	—
Activity under stock plans	3.6	—	—	—	3.6
Net cash provided by (used for) financing activities	(46.7)	33.1	(10.1)	—	(23.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.2	(0.6)	0.7	0.3
Net increase (decrease) in cash and cash equivalents	2.8	2.0	5.0	—	9.8
Cash and cash equivalents at beginning of period	27.8	8.8	5.1	—	41.7
Cash and cash equivalents at end of period	$30.6	$10.8	$10.1	$—	$51.5

Hexcel Corporation and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(2.6)	$(23.8)	$7.4	$17.6	$(1.4)
Reconciliation to net cash provided by operations:

Depreciation	16.5	16.6	4.6	—	37.7
Amortization	2.6	1.2	—	(1.2)	2.6
Deferred income taxes (benefits)	0.4	(1.0)	0.1	—	(0.5)
Business consolidation and restructuring expenses	1.6	(0.1)	0.9	—	2.4
Business consolidation and restructuring payments	(3.7)	(2.6)	(1.0)	—	(7.3)
Equity in losses of subsidiaries	16.4	—	—	(16.4)	—
Equity in (earnings) losses of affiliated companies	—	(1.7)	2.8	—	1.1
Net change in inter-company receivables/payables	8.7	(6.3)	(2.4)	—	—
Working capital changes and other	(5.3)	(5.8)	3.7	—	(7.4)
Net cash provided by (used for) operating activities	34.6	(23.5)	16.1	—	27.2

Cash flows from investing activities
Capital expenditures	(4.4)	(4.4)	(3.7)	—	(12.5)
Proceeds from sale of an interest in an affiliate	—	23.0	—		23.0
Proceeds from the sale of assets	5.7	—	—	—	5.7
Dividends from affiliated companies	—	1.0	—	—	1.0
Net cash provided by (used for) investing activities	1.3	19.6	(3.7)	—	17.2

Cash flows from financing activities
Proceeds from senior secured credit facilities, net	—	7.1	—	—	7.1
Proceeds from issuance of 9.875% senior secured notes, net of discount	123.7	—	—	—	123.7
Repayments of senior credit facility, net	(106.8)	(71.3)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes	(46.9)	—	—	—	(46.9)
Proceeds from (repayments of) capital lease obligations and other debt, net	(11.5)	(29.3)	2.3	—	(38.5)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	125.0	—	—	—	125.0
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Proceeds (repayments) of long-term inter-company debt, net	(172.3)	174.7	(2.4)	—	—
Inter-company distributions received (paid)	79.2	(73.4)	(5.8)	—	—
Activity under stock plans	0.2	—	—	—	0.2
Net cash provided by (used for) financing activities	(23.5)	7.8	(7.5)	—	(23.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	—	—	(0.5)
Net increase (decrease) in cash and cash equivalents	12.4	3.4	4.9	—	20.7
Cash and cash equivalents at beginning of period	(0.2)	8.4	—	—	8.2
Cash and cash equivalents at end of period	$12.2	$11.8	$4.9	$—	$28.9

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Third Quarter Results

	Quarter Ended September 30,
	Unaudited
(In millions, except per share data)	2004	2003
Net sales	$263.1	$212.8
Gross margin%	20.9%	18.6%
Operating income	$18.6	$11.5
Operating income%	7.1%	5.4%
Provision for income taxes	$2.3	$0.7
Equity in earnings (losses) of affiliated companies	$—	$(0.3)
Net income (loss)	$4.3	$(3.0)
Deemed preferred dividends and accretion	$(3.2)	$(3.1)
Net income (loss) available to common shareholders	$1.1	$(6.1)
Diluted net income (loss) per common share	$0.03	$(0.16)

Results of Operations

Net Sales:  Net sales of $263.1 million for the third quarter of 2004 were $50.3 million, or 23.6%, higher than the $212.8 million of net sales for the third quarter of 2003.  The European summer vacation reduced work schedules of our customers make the third quarter typically our weakest quarter of the year, reducing revenues. However, during the third quarter of 2004 revenues approximated the quarterly revenue run rate seen in the first half of 2004.  The increase came from growth in the Company’s revenues from three of its four major market segments.  Since the end of the third quarter of 2003, the Euro and the British Pound Sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in Euros and Pounds.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in the third quarter of 2004 as in the third quarter of 2003, net sales for the third quarter of 2004 would have been $44.4 million, or 20.9%, higher than the third quarter of 2003 at $257.2 million.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2004 and 2003, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Third Quarter 2004
Reinforcements	$16.9	$50.9	$—	$16.6	$84.4
Composites	84.8	37.4	39.0	—	161.2
Structures	14.8	—	2.7	—	17.5
Total	$116.5	$88.3	$41.7	$16.6	$263.1
	44%	34%	16%	6%	100%
Third Quarter 2003
Reinforcements	$11.8	$29.5	$—	$12.3	$53.6
Composites	63.1	34.4	42.0	—	139.5
Structures	16.7	—	3.0	—	19.7
Total	$91.6	$63.9	$45.0	$12.3	$212.8
	43%	30%	21%	6%	100%

Commercial Aerospace: Net sales increased $24.9 million, or 27.2%, to $116.5 million for the third quarter of 2004, as compared to net sales of $91.6 million for the third quarter of 2003.  If adjusted to eliminate the impact of changes in exchange rates, total sales to commercial aerospace applications would have increased by $22.9 million, or 25.0%, compared to the third quarter of 2003.  Both Boeing and Airbus have publicly indicated that, with increased customer demand, they will increase the number of aircraft they manufacture and deliver in 2005 compared to 2004.  As the Company delivers its products four to six months ahead of when its customers deliver their aircraft, the Company saw increases in the sales of its products to the aircraft manufacturers and their subcontractors in the third quarter.  In addition, third quarter aerospace revenues benefited from the favorable mix of aircraft production, and the ramp up of production related to the new Airbus A380 program.  The Company’s commercial aerospace revenues are not only influenced by increases in commercial aircraft order and build rates, but also by the mix of aircraft that are produced.  For instance, twin aisle aircraft use more of Hexcel’s products than narrow body aircraft and newly designed aircraft such as the Airbus A380 use more of Hexcel’s products than aircraft of older generations.

Industrial: Net sales of $88.3 million for the third quarter of 2004 increased by 38.2%, or $24.4 million, when compared to net sales of $63.9 million for the same quarter of 2003.  Excluding the favorable impact on foreign currency exchange rates of $2.6 million, sales to this market segment increased 34.1% year-on-year to $85.7 million.  The largest portion of this year-on-year revenue increase came from sales of reinforcement fabrics used in military body armor applications.  Revenues to this market segment were at a comparable rate to the second quarter of 2004.  While parts of the supply chain for these reinforcement fabrics are now capacity limited, the strong order books held by the Company’s customers suggest that the potential exists for demand to remain for some time at the historically high levels seen this year.  Meanwhile, one of the Company’s customers in this segment, Second Chance Body Armor, filed for Chapter 11 protection on October 17, 2004.  Although we do not expect this development to have a significant impact on overall industry demand for body armor, it would not be unusual to see some disruption in the marketplace during Second Chance’s reorganization process.

 Sales of composite materials to wind energy applications also increased at a double digit rate year-on-year.  The continued growth in installed global wind energy generating capacity, the trend to larger wind turbine blades and share gains by the Company at two of its customers contributed to this growth. The Company is encouraged by the recent reinstatement in Congress of the production tax credit for new wind turbine applications and the impact it offers for potential increases in the number of installations of wind turbines in the Unites States in 2005, benefiting the Company’s customers.  The Company’s revenues from this rapidly evolving market are influenced by such factors as the timing of new wind turbine installations, the continuing evolution of wind turbine blade design and technology, methods of fabrication and the share the Company obtains of its customers’ requirements.

Revenues to recreational and automotive markets were down slightly compared to the third quarter of 2003, while revenues from products used in other non-aerospace applications, including architectural and other industrial market, showed mixed results.  The Company’s ability to serve some of the product requirements of its customers in these markets is being increasingly influenced by the tightening in supply of carbon fiber as demand expands for other applications, such as commercial aerospace.

Space & Defense: Net sales to this market segment of $41.7 million for the third quarter of 2004 were down $3.3 million, or 7.3%, from the third quarter of 2003, primarily due to the termination of the Comanche helicopter program which contributed $3.9 million of revenue to the same quarter last year.  On a constant foreign currency basis, net sales to this market declined $4.2 million, or 9.3%, year-on-year to $40.8 million.  The Company provides materials to a wide range of military programs.  Over time, the revenues the Company obtains from these programs tend to vary quarter by quarter based on customer ordering patterns and the timing and extent of program funding.

Electronics: Net sales of $16.6 million for the third quarter of 2004 increased $4.3 million, or 35.0%, compared to net sales of $12.3 million for the same quarter last year.  If adjusted for the favorable impact of exchange rates, revenues to this market segment would have been $16.2 million in the third quarter of 2004.  As previously noted, the Company’s electronics product mix continues to shift towards higher-end applications.  This focus on advanced technology materials and specialty applications, together with some recovery in industry demand, continues to contribute to enhanced performance in this market segment.

Gross Margin:  Gross margin for the third quarter of 2004 was $54.9 million, or 20.9% of net sales, compared with $39.6 million, or 18.6% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from the Company’s cost reduction programs initiated since 2001.  Depreciation expense for the third quarter of 2004 of $12.4 million was $0.1 million higher than in the third quarter of 2003.

As a result of a combination of increases in the price of oil and greater market demand, the prices for certain raw materials that the Company uses in the manufacture of its products is increasing.  The impact on the Company’s margins to date has not been significant as the Company has many fixed price contracts for its requirements.  In addition, utility prices have also increased in response to higher oil prices and the increase in market demand has resulted in a tightening in the supply of carbon fiber.  The Company is monitoring these developments and will continue to seek to mitigate their impact.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses of $28.9 million for the third quarter of 2004 were $6.0 million higher than the $22.9 million in the third quarter of 2003.  A significant portion of the increase in SG&A results from the recording in the third quarter of 2004 of a $2.3 million provision against accounts receivable from Second Chance Body Armor following their Chapter 11 filing on October 17, 2004. The balance of $3.7 million of the year-over-year increase in SG&A expenses reflects, among other factors, higher professional fees particularly with respect to the implementation of s404 of the Sarbanes Oxley Act (refer to Item 4 Controls and Procedures), incentive compensation, and the impact of higher foreign currency exchange rates.  As the U.S. dollar has weakened against the British Pound Sterling and Euro since September 30, 2003, SG&A expenses were approximately $0.7 million higher in the third quarter of 2004.

Research and Technology (“R&T”) Expenses: R&T expenses for the third quarter of 2004 were $5.3 million, or 2.0% of net sales, compared with $4.6 million, or 2.2% of net sales for the third quarter of 2003.  The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Other (Income) Expense, Net:  Other expense of $1.5 million in the third quarter of 2004 relates to an additional accrual made during the quarter as a result of a settlement agreement reached with the plaintiffs relating to the ongoing carbon fiber federal class action case.  On September 30, 2004, the Company entered into a stipulation of settlement in the case for $7.0 million.  During the second quarter of 2004, the Company had recorded a $5.5 million accrual for the potential settlement based upon a cash settlement offer made to the plaintiffs and the expectation that the offer sufficiently narrowed the range between the offer and an amount that the plaintiffs would realistically accept.  The additional amount recorded in the third quarter of 2004 of $1.5 million increases the accrual balance to the $7.0 million provided in the stipulation of settlement.  The settlement remains subject to court approval.

Other income of $0.4 million recognized in the third quarter of 2003 related to the sale of certain real estate assets of the Company’s Structures business segment.  Cash proceeds from the sale, net of customary closing costs, were $2.7 million and the Company recognized a net gain of $0.4 million in connection with the transaction.  Refer to Note 7 to the accompanying condensed consolidated financial statements.

Operating Income:  Operating income was $18.6 million, or 7.1% of net sales, in the third quarter of 2004, compared with $11.5 million, or 5.4% of net sales, in the third quarter of 2003.  The year-over-year increase in operating income was driven by higher net sales and gross margin, partially offset by higher SG&A and R&T expenses.  Business consolidation and restructuring expenses of $0.6 million in the third quarter of 2004 were slightly lower than the $1.0 million recognized in the third quarter of 2003.

Interest Expense:  Interest expense was $12.0 million for the third quarter of 2004, compared to $13.5 million for the third quarter of 2003.  The $1.5 million decline in interest expense reflects the substantial reduction in total debt during the 2003 calendar year, along with further reductions in the first nine months of 2004, and a $0.4 million reduction in interest expense resulting from an interest rate swap agreement entered into during the fourth quarter of 2003.

Provision for Income Taxes:  The provisions for income taxes of $2.3 million and $0.7 million in the third quarters of 2004 and 2003, respectively, were primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations generate sufficient taxable income to utilize the net operating losses in full.  Refer to Note 12 to the accompanying condensed consolidated financial statements.

Equity in Earnings (Losses) of Affiliated Companies:  The Company had no net equity in earnings losses from affiliated companies in the third quarter of 2004, while during the third quarter of 2003, the Company recognized equity in losses of $0.3 million.  The year-over-year increase was derived from higher equity in earnings at the Reinforcements business segment’s joint venture and lower equity in losses at the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.  Refer to Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the third quarters of 2004 and 2003, the Company recognized deemed preferred dividends and accretion of $3.2 million and $3.1 million, respectively.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.

Year-to-Date Results

	Nine Months Ended September 30,
	Unaudited
(In millions, except per share data)	2004	2003
Net sales	$798.1	$675.5
Gross margin%	21.4%	19.7%
Operating income	$68.2	$49.3
Operating income%	8.5%	7.3%
Non-operating expense, net	$0.6	$2.6
Provision for income taxes	$10.9	$5.9
Equity in earnings (losses) of affiliated companies	$0.8	$(1.1)
Net income (loss)	$21.2	$(1.4)
Deemed preferred dividends and accretion	$(9.4)	$(6.6)
Net income (loss) available to common shareholders	$11.8	$(8.0)
Diluted net income (loss) per common share	$0.23	$(0.21)

Results of Operations

Net Sales: Net sales for the first nine months of 2004 were $798.1 million, an increase of $122.6 million, or 18.1%, when compared to the first nine months of 2003 net sales of $675.5 million.  The increase came from growth in the Company’s revenues from all four of its major market segments along with a favorable impact from changes in foreign currency exchange rates.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in the first nine months of 2004 as in the first nine months of 2003, net sales for the first nine months of 2004 would have been $776.4 million, $100.9 million, or 14.9%, higher than the first nine months of 2003.

The following table summarizes net sales to third-party customers by product group and market segment for the nine months ended September 30, 2004 and 2003, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Nine Months 2004
Reinforcements	$47.7	$147.8	$—	$47.9	$243.4
Composites	248.9	118.0	135.1	—	502.0
Structures	45.0	—	7.7	—	52.7
Total	$341.6	$265.8	$142.8	$47.9	$798.1
	43%	33%	18%	6%	100%
First Nine Months 2003
Reinforcements	$38.6	$93.7	$—	$40.4	$172.7
Composites	209.6	108.4	123.2	—	441.2
Structures	50.7	—	10.9	—	61.6
Total	$298.9	$202.1	$134.1	$40.4	$675.5
	44%	30%	20%	6%	100%

Commercial Aerospace: Net sales increased $42.7 million, or 14.3%, to $341.6 million for the first nine months of 2004 as compared to net sales of $298.9 million for the first nine months of 2003.  After adjusting for favorable exchange rates, net sales to the commercial aerospace market increased $35.9 million, or 12.0%, to $334.8 million.  In the last few months, the Company has seen the benefit of the planned increases in the number of aircraft that Boeing and Airbus will manufacture and deliver in 2005 compared to 2004, as the Company delivers its products four to six months ahead of when its customers deliver their aircraft.  The Company has also benefited from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials and the ramp up of production related to the new Airbus A380 program.

Industrial:  Net sales of $265.8 million for the first nine months of 2004 increased by $63.7 million, or 31.5%, compared to net sales of $202.1 million in the first nine months of 2003.  While the strength of the British Pound Sterling and Euro inflated the value of sales of certain products by $9.6 million, net sales to the industrial market segments still increased $54.1 million year-on-year on strong growth in reinforcement fabrics used in military body armor applications.  Sales of composite materials to recreational and wind energy applications also increased year-on-year.  Revenues from products used in other non-aerospace applications, including architectural and automotive, showed mixed results.

Space & Defense:  Net sales to the space and defense market segment continued to display the benefits of increasing military aircraft production with an $8.7 million, or 6.5%, year-over-year increase to $142.8 million for the first nine months of 2004.  On a constant foreign currency basis, net sales to this market increased $4.6 million, or 3.4%, year-on-year to $138.7 million.  The year-on-year growth was led by increased production of the F-22 Raptor, and higher demand for many U.S. and European helicopter and helicopter blade replacement programs, despite the cancellation of the Comanche helicopter program during the first quarter of 2004.  Sales to the Comanche program were $4.4 million and $9.3 million in the first nine months of 2004 and 2003, respectively, and $14.1 million for the full year of 2003.  The Company provides materials to a wide range of military programs.  Over time, the revenues the Company obtains from these programs tend to vary quarter by quarter based on customer ordering patterns and the timing and extent of program funding.

Electronics:  Net sales of $47.9 million for the first nine months of 2004 increased by $7.5 million, or 18.6%, compared to net sales of $40.4 million for the same period last year.  If adjusted for the favorable impact of exchange rates, revenues to this market segment would have been $46.7 million in the first nine months of 2004.  The Company’s focus on advanced technology materials and specialty applications, together with some recovery in industry demand, continues to contribute to enhanced performance in this market segment.

Gross Margin: Gross margin for the first nine months of 2004 was $171.0 million, or 21.4% of net sales, compared to gross margin of $133.2 million, or 19.7% of net sales, for the same period in 2003.  The $37.8 million year-on-year improvement in gross margin reflects the impact of the contribution from higher net sales and the continuing benefits obtained from the Company’s cost reduction programs implemented over the past several years.  Depreciation was $38.9 million and $37.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase in depreciation primarily reflects changes in foreign currency exchange rates, higher capital expenditure rates, and accelerated depreciation associated with certain of the Company’s business consolidation and restructuring actions.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $82.6 million, or 10.3% of net sales, for the first nine months of 2004 compared with $70.5 million, or 10.4% of net sales, for the first nine months of 2003.  The increase in SG&A expenses reflects, among other factors, a $2.3 million provision against accounts receivable from Second Chance Body Armor following their Chapter 11 filing on October 17, 2004, higher professional fees, incentive compensation and the impact of higher foreign currency exchange rates.  As the U.S. dollar has weakened against the British Pound Sterling and Euro since September 30, 2003, SG&A expenses were approximately $2.6 million higher in the first nine months of 2004.

Research and Technology (“R&T”) Expenses: R&T expenses for the first nine months of 2004 were $15.2 million compared with $13.2 million for the first nine months of 2003.  R&T expenses were 1.9% of net sales for the third quarter of 2004 and 2.0% of net sales for the third quarter of 2003.  The $2.0 million, or 15.2%, year-over-year increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Other (Income) Expense, Net:  Other expense, net was $3.0 million for the first nine months of 2004. During the first nine months of 2004, the Company recorded an accrual of $7.0 million in connection with a stipulation of settlement for the same amount, signed with the plaintiffs on September 30, 2004, in the ongoing carbon fiber federal class action case.  In addition, during the first nine months of 2004 the Company sold surplus land at one of its U.S. manufacturing facilities for net cash proceeds of $6.5 million and recognized a net $4.0 million gain on the sale.

For the first nine months of 2003, the Company recognized other income of $2.2 million.  During the second and third quarters of 2003, the Company sold certain assets of its Structures business segment for net cash proceeds of $3.0 million and $2.7 million, respectively, recognizing a net gain of $1.8 million in the second quarter of 2003 and a net gain of $0.4 million in the third quarter of 2003.  Refer to Note 7 to the accompanying condensed consolidated financial statements.

Operating Income: Operating income for the first nine months of 2004 was $68.2 million, or 8.5% of net sales, compared with operating income of $49.3 million, or 7.3% of net sales, for the same period in 2003.  The increase in operating income was driven by increased net sales and a higher gross margin, which was partially offset by higher SG&A and R&T expenses as well as Other Expense.  Business consolidation and restructuring expenses were $2.0 million in the first nine months of 2004, compared to $2.4 million in the first nine months of 2003.

Interest Expense:  Interest expense for the first nine months of 2004 was $36.3 million compared to $41.1 million for the first nine months of 2003.  The $4.8 million year-on-year decrease in interest expense primarily reflects the substantial reduction in total debt during the 2003 calendar year, along with further reductions in the first half of 2004, and a $1.6 million reduction in interest expense resulting from an interest rate swap agreement entered into during the fourth quarter of 2003.

Non-Operating (Income) Expense, Net:  Non-operating expense, net was $0.6 million for the first nine months of 2004, as the Company recognized a $1.6 million loss on the early retirement of debt.  The loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

For the first nine months of 2003, the Company recognized non-operating expense, net of $2.6 million.  In connection with its refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  This loss was partially offset by a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.  Refer to Note 8 to the accompanying condensed consolidated financial statements.

Provision for Income Taxes:  The provisions for income taxes of $10.9 million and $5.9 million for the first nine months of 2004 and 2003, respectively, were primarily for taxes on European income.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  Refer to Note 12 to the accompanying condensed consolidated financial statements.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies for the first nine months of 2004 was $0.8 million, compared to equity in losses of $1.1 million for the first nine months of 2003.  The year-over-year improvement resulted from higher equity in earnings reported by the Reinforcements business segment’s joint venture and lower equity in losses associated with the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.  Refer to Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first nine months of 2004 and 2003, the Company recognized deemed preferred dividends and accretion of $9.4 million and $6.6 million, respectively.  The recording of deemed preferred dividends and accretion began March 19, 2003; the date the Company completed the refinancing of its capital structure.  Until such time as the mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  The accretion of these deductions is a non-cash expense at the time of recognition.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2004 and December 31, 2003, and activity for the quarter and nine months ended September 30, 2004, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Current period expenses	0.5	1.0	1.5
Change in estimated expenses	—	(0.1)	(0.1)
Net business consolidation and restructuring expenses	0.5	0.9	1.4
Cash expenditures	(1.3)	(1.5)	(2.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2004	$3.3	$1.1	$4.4
Current period expenses	0.2	0.5	0.7
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.4)	(0.6)	(1.0)
Currency translation adjustments	0.2	—	0.2
Balance as of September 30, 2004	$3.2	$1.0	$4.2

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  For the quarter and nine months ended September 30, 2004, the Company recognized $0.2 million and $0.6 million of expense, respectively, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter and nine months ended September 30, 2004, the Company recognized business consolidation and restructuring expenses of $0.4 million and $1.4 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  In addition, the Company decreased its accrued liabilities by $0.1 million in the third quarter of 2004 and $0.2 million in the nine months ended September 30, 2004, due to changes in estimates.  Cash expenditures for this program were $1.0 million and $3.8 million during the quarter and nine months ended September 30, 2004, respectively, leaving an accrued liability balance of $3.6 million as of September 30, 2004.

Financial Condition

Liquidity:  As of September 30, 2004, the Company had cash and cash equivalents of $51.5 million and undrawn availability under its senior secured credit facility of $73.6 million.  Undrawn availability is the net of a borrowing base as of September 30, 2004 of $96.4 million less advances under the facility and outstanding letters of credit.

Under the senior secured credit facility, Hexcel is able to issue letters of credit up to a sublimit of $50.0 million subject to availability.  At September 30, 2004, Hexcel had issued letters of credit totaling $23.2 million, of which $11.1 million supported a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China.  In addition, the Company has standby letters of credit of $1.8 million outstanding at September 30, 2004, which were separate from the facility.  As of September 30, 2004, the Company was in compliance with the financial covenants under the senior secured credit facility.

In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements. As of September 30, 2004, the Company did not have any outstanding accounts receivable factored under this facility.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of September 30, 2004, the Company’s total debt, net of cash was $405.9 million.  This was a decrease of $35.8 million from $441.7 million as of December 31, 2003, reflecting the Company’s positive cash flow from operating activities, cash of $6.5 million received from the sale of surplus land, and cash of $1.5 million received in dividends from an affiliated company.  During the first nine months of 2004, the Company used some of its excess cash on hand to repurchase $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Operating Activities:  Net cash provided by operating activities was $45.5 million in the first nine months of 2004, as compared to net cash provided by operating activities of $27.2 million in the first nine months of 2003.  The year-on-year increase in net cash provided by operating activities was primarily due to an improvement in net income and lower business consolidation and restructuring payments, partially offset by higher working capital requirements compared to the first nine months of 2003.

Investing Activities:  Net cash used for investing activities was $12.3 million in the first nine months of 2004, compared with net cash provided by investing activities of $17.2 million in same period last year.  During the first nine months of 2003, the Company received $23.0 million from the sale of an ownership interest in an affiliated company.  Capital expenditures were $20.3 million for the first nine months of 2004, compared to $12.5 million in the same period last year.  These expenditures were partially offset by proceeds of $6.5 million from the sale of surplus land in first nine months of 2004 and $5.7 million from the sale of certain assets of the Company’s Structures business segment in the first nine months of 2003.  In addition, the Company received dividends from an affiliated company of $1.5 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Financing Activities:  Net cash used for financing activities was $23.7 million in the first nine months of 2004 compared to $23.2 million used for financing activities in the first nine months of 2003.  During the first nine months of 2004, the Company utilized excess cash to pay down outstanding borrowings under the senior secured credit facility, repay other long-term debt and capital lease obligations, and to repurchase, at a premium, $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

During the first nine months of 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  (i) the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash, (ii) the issuance of $125.0 million aggregate principal amount of 9.875% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount, and (iii) the establishment of a new $115.0 million senior secured credit facility.  The proceeds from the sale of convertible preferred securities were used to redeem $46.9 million of 7% convertible subordinated notes due 2003 and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The Company repaid the remaining advances under the then existing facility, after the application of a portion of the equity proceeds, with the proceeds from the issuance of the Company’s new 9.875% senior secured notes and $12.0 million net borrowings on a new senior secured credit facility.  In connection with the refinancing, the Company paid $14.1 million of issuance costs.  Subsequent to these transactions, the Company repaid $4.9 million of borrowings under the senior secured credit facility and $38.5 million other long-term debt and capital lease obligations during the first nine months of 2003.

Financial Obligations and Commitments:  As of September 30, 2004, current maturities of notes payable and capital lease obligations were $3.8 million with no substantial debt repayments due until 2008.  Short-term debt obligations include $1.7 million of drawings under European credit and overdraft facilities, $0.3 million due under capital lease obligations, and the $1.8 million sinking fund requirement under the 7% convertible subordinated debentures.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2009.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

There were no borrowings under the Senior Secured Credit Facility as of September 30, 2004.  Letters of credit totaling $23.2 million were issued under the facility.  As of September 30, 2004, the borrowing base under the credit facility was $96.4 million, providing the Company with undrawn revolver and overdraft revolver availability of $73.6 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.  Borrowings under the Senior Secured Credit Facility mature on March 31, 2008.

The 7% convertible subordinated debentures, due 2011, require annual mandatory redemptions of $1.8 million through a sinking fund, with the principal balance due at maturity.  The Company satisfied the 2004 annual sinking fund requirement in 2003.  The next sinking fund payment is required prior to August 1, 2005.  On October 1, 2004 the Company purchased $1.8 million principal amount of the 7% convertible subordinated debentures due 2011 to satisfy the August 1, 2005 requirement.  There was no material gain or loss on the repurchase. The outstanding principal of $125.0 million under the 9.875% senior secured notes and the outstanding principal of $308.2 million under the 9.75% senior subordinated notes mature on October 1, 2008 and January 15, 2009, respectively.

Total letters of credit issued and outstanding were $25.0 million as of September 30, 2004, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero Composite Parts Co., Ltd. joint venture in China (“BHA Aero”).  Approximately $23.2 million of these letters of credit were issued under the Senior Secured Credit Facility, with the remaining $1.8 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2004 and 2005, all of these will likely be re-issued except as modified by the BHA Aero refinancing discussed below.

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

The Company and two other equity owners of BHA Aero have an obligation to support a third party loan on a proportionate basis to their equity ownership interests.  The Company has met its obligation through an outstanding letter of credit of $11.1 million.  BHA Aero’s third party loans come due in 2004.  During 2004, BHA Aero and its equity owners have been in detailed discussions as to the refinancing of its loans and a re-capitalization of this joint venture.  The maturities of the existing third party loans have been extended to facilitate these discussions.  Hexcel and Boeing International Holdings, Ltd. have each agreed to purchase for $7.5 million in cash newly issued registered capital of BHA Aero resulting in an increase in each of their respective equity ownership interests to 40.48%.  This investment is contingent on receiving the required government approvals.  Following such approval, and the cash equity investment, BHA Aero will refinance its outstanding bank loans with a new five year bank term loan.  As part of this refinancing, Hexcel will enter into guarantee arrangements with Boeing International Holdings, Ltd. and China Aviation Industry Corporation I with a value not to exceed $6.1 million.  Upon completion of BHA Aero’s bank refinancing, Hexcel’s standby letter of credit of $11.1 million will be cancelled and will not be replaced. Depending on the timing of receiving necessary government approvals, the recapitalization and refinancing are anticipated to be completed either in the fourth quarter of 2004 or the first quarter of 2005.

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of September 30, 2004, for the remaining three months of 2004, for the years ended 2005 through 2008, and thereafter:

(In millions)	Remaining Three Months of 2004	2005	2006	2007	2008	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$—	$—	$—
European credit and overdraft Facilities	1.7	—	—	—	—	—	1.7
9.875% Senior secured notes (a)	—	—	—	—	125.0	—	125.0
9.75% Senior subordinated notes (b)	—	—	—	—	—	308.2	308.2
7.0% Convertible subordinated debentures	—	1.8	1.8	1.8	1.8	13.8	21.0
Capital leases	0.1	0.3	0.3	0.3	0.4	2.5	3.9
Subtotal	1.8	2.1	2.1	2.1	127.2	324.5	459.8
Operating leases	1.2	4.2	3.5	2.3	1.8	9.3	22.3
Total financial obligations	$3.0	$6.3	$5.6	$4.4	$129.0	$333.8	$482.1

Letters of credit	$19.1	$5.9	$—	$—	$—	$—	$25.0
Interest payments	6.5	45.9	45.8	45.7	37.5	17.2	198.6
Benefit plan contributions	1.6	—	—	—	—	—	1.6
Total commitments	$27.2	$51.8	$45.8	$45.7	$37.5	$17.2	$225.2

(a)                At September 30, 2004, the unamortized discount on the $125.0 million of 9.875% senior secured notes issued March 19, 2003 was $0.9 million.

(b)               At September 30, 2004, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2001, was $0.7 million.  In addition, the recorded value of the notes was reduced by the fair value basis adjustment of $0.8 million attributable to certain interest rate swap agreements.

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

The Company has reviewed the impact of FAS 106-2 on its postretirement benefit plans and has concluded that the enactment of the Act was not a significant event for its plans.  As such, the effects of the Act will be incorporated in the valuation to be performed at the Company’s next plan valuation date, December 31, 2004.

In September 2004, the Emerging Issues Task Force issued EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”).  EITF 04-8 provides guidance on the number of shares to be included in diluted earnings per share computations as related to convertible debt and preferred stock issuances.  The new guidance may, in certain instances, increase the number of shares outstanding in diluted earnings per share computations, thereby lowering reported earnings per share.  The provisions of ETIF 04-8 are effective for December 31, 2004 year-end reporting.  Consistent with previous changes to earnings per share guidance, the changes described in ETIF 04-8 shall be applied retrospectively in all prior periods presented.  The Company is currently evaluating the guidance provided in ETIF 04-8. Based upon a preliminary analysis, the Company believes that ETIF 04-8 will not have a significant impact on the Company’s earnings per share computations.

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

Such forward-looking statements include, but are not limited to: (a) estimates of the trend in commercial aerospace production and delivery rates, including those of Airbus and Boeing; (b) expectations regarding the production of military aircraft, helicopters and launch vehicle programs in 2004 and beyond; (c) expectations regarding future business trends in the electronics fabrics industry; (d) expectations regarding the demand for body armor made of aramid and specialty fabrics; (e) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (f) estimates of changes in net sales by market compared to 2003; (g) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (h) expectations regarding working capital trends and capital expenditures; (i) the availability and sufficiency of the Senior Secured Credit Facility and other financial resources to fund the Company’s worldwide operations in 2004 and beyond; (j) expectations about refinancing BHA Aero; and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

The Company attempts to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, the Company employs interest rate swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain some of the specifically identified interest rate and net currency exposures.  The use of such financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  The Company does not use financial instruments for trading or speculative purposes.

Interest Rate

The Company’s financial results are affected by interest rate changes on certain of its debt instruments.  In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The interest rate swap agreements are designated as fair value hedges, and are highly effective as assessed using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  For the quarter and nine months ended September 30, 2004, the effective element of changes in fair value of $0.4 million and $1.6 million were recognized as a reduction in “interest expense,” respectively. The aggregate fair value and carrying amount of these swap agreements, as of September 30, 2004, was a $0.8 million decrease in notes payable.

Cross-Currency Interest Rate Swap Agreement

In April 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of September 30, 2004 was a $2.4 million liability.  During the quarters and nine months ended September 30, 2004 and 2003, hedge ineffectiveness was immaterial.  The change in fair value recognized in “comprehensive income” was a net increase of $0.2 million for the quarter ended

September 30, 2004.  There was no change in fair value for the third quarter ended September 30, 2003.  There was no change in the fair value for the nine months ended September 30, 2004.  The change in fair value for the nine months ended September 30, 2003 was a net reduction of $0.4 million.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pound Sterling at fixed rates on specified dates through December 2005.  The aggregate notional amount of these contracts was $30.6 million and $62.9 million at September 30, 2004 and December 31, 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing some, but not all of the Company’s exposure to fluctuations in currency exchange rates.  The value of foreign currency forward exchange contracts the Company has in place for 2005 is lower than those it has had in place in 2004 and these hedges are set at higher exchange rates.  The Company therefore anticipates that the benefits from such hedging will be smaller in 2005 than it has received in 2004.  For the quarters and nine months ended September 30, 2004 and 2003, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2004 and 2003 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Unrealized gains at beginning of period	$2.6	$6.1	$6.4	$3.4
Gains reclassified to net sales	(1.6)	(1.2)	(5.0)	(2.6)
Increase (decrease) in fair value	0.6	0.9	0.2	5.0
Unrealized gains at end of period	$1.6	$5.8	$1.6	$5.8

Unrealized gains of $1.6 million recorded in “accumulated other comprehensive loss,” net of tax, as of September 30, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding the Company’s market risks, refer to the Company’s 2003 Annual Report on Form 10-K.

Utility Price Risks

To minimize the exposure of volatility in utility prices, the Company has from time to time entered into fixed price contracts at certain of its manufacturing locations for a portion of its energy usage for periods of up to three years.  Although these contracts would reduce the risk to the Company during the contract period, future volatility in the cost and supply of energy and natural gas could have an impact on the results of operations of the Company.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter.  The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls.  In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003.  In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.  The Company believes its process for documenting, evaluating, and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first nine months of 2004, the Company commenced testing of its internal controls.  The Company’s documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating.  Given the risks inherent in the design and operation of internal control over financial reporting, the Company can provide no assurance as to its or its independent auditor’s conclusions at December 31, 2004 with respect to the design and effectiveness of its internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On September 30, 2004, the Company entered into a stipulation of settlement with the plaintiffs in the Thomas & Thomas Rodmakers, Inc. federal class action for $7.0 million. The lawsuit alleges antitrust violations among suppliers of carbon fiber and carbon fiber prepreg in the United States. The settlement is subject to court approval.  The court has given preliminary approval to the settlement, with no additional opt-out right for class members.  Notice of settlement will be sent to class members by November 16, 2004 and objections, if any, are due by January 3, 2005.  The final settlement approval hearing is scheduled for January 31, 2005.  The Company has denied and continues to deny the allegations in this case, but believes that the costs of continuing defense outweigh the costs of settlement.  The settlement resulted in a pretax charge of $1.5 million in the third quarter of 2004.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

10

Amendment No. 1 to Credit and Guaranty Agreement dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH & Co. KG, Hexcel Composites GMBH, the Guarantors named therein, the lenders from time to time a party thereto, Fleet Capital Corporation, as Administrative Agent and as Fronting Bank, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank and Fleet Securities, Inc., as Lead Arranger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

(b) Reports on Form 8-K:

Current Report on Form 8-K furnished on July 23, 2004 under Items 9 and 12, relating to the Company’s second quarter 2004 financial results.

Current Report on Form 8-K filed on September 29, 2004 under Items 1.01 and 9.01, relating to an amendment to the Company’s senior credit facility.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

November 9, 2004	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10

Amendment No. 1 to Credit and Guaranty Agreement dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH & Co. KG, Hexcel Composites GMBH, the Guarantors named therein, the lenders from time to time a party thereto, Fleet Capital Corporation, as Administrative Agent and as Fronting Bank, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank and Fleet Securities, Inc., as Lead Arranger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.