Form 10-K
period 2004-12-31
HEXCEL CORP /DE/
filed 2005-03-11
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $280,246,735 based on the reported last sale price of common stock on June 30, 2004, which is the last business day of the registrants most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 8, 2005
COMMON STOCK	53,942,254

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) – Part III.

PART I

ITEM 1.  Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel” or “the Company”), is a leading developer and manufacturer of advanced structural materials.  The Company develops, manufactures, and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets.  The Company’s products are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, soft body armor, wind turbine blades, printed wiring boards, high-speed trains and ferries, cars and trucks, window blinds, bikes, skis and a wide variety of other recreational equipment.

The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in the Pacific Rim and Australia.  The Company is also an investor in four joint ventures; one of which manufactures and markets reinforcement products in the United States; one of which manufactures and markets composite materials in Japan; and two of which manufacture composite structures and interiors in Asia.

Narrative Description of Business and Business Segments

Hexcel is a vertically integrated manufacturer of products within a single industry:  Advanced Structural Materials.  Hexcel’s advanced structural materials business is organized around three strategic business segments: Reinforcements, Composites, and Structures.

Reinforcements

The Reinforcements business segment manufactures and markets industrial fabrics and other specialty reinforcement products.  The following table identifies the Reinforcements business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USES
REINFORCEMENTS	Industrial Fabrics and Specialty Reinforcements	• Structural materials and components used in aerospace, defense, wind energy, automotive, marine, recreation and other industrial applications
• Raw materials for prepregs and honeycomb
• Soft body armor and other security applications
• Electronic applications, primarily high-technology printed wiring board substrates
• Solar protection and other architectural applications
• Civil engineering and construction applications

Industrial Fabrics and Specialty Reinforcements:  Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcement products are used internally by Hexcel’s Composites business segment and sold to third-party customers for use in a wide range of applications, which are categorized below by the Company in order of size. Revenues derived from “Reinforcements for Composites” include both third-party customer sales and internal sales to the Composites business segment.  Third-party revenues from “Ballistics” are larger than from “Reinforcements for Composites”:

•                  Reinforcements for Composites:  Hexcel manufactures fabrics and specialty reinforcements that are used to make advanced composite materials and structures for the commercial and military aerospace industries.  These reinforcements are used in primary and secondary structural applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components.  Hexcel reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, boats, surfboards, skis and other sporting goods equipment and certain civil engineering and construction applications. Products from this category are also used extensively as raw materials for prepregs and honeycomb manufactured by the Composites business segment.

•                  Ballistics:  Hexcel manufactures reinforcement fabrics used in ballistic applications such as soft body armor, helmets, blankets and panels.  These products offer bullet, fragment and puncture resistance and are used worldwide by military services, government agencies, police departments and prison systems.  The Company also manufactures Hexform VIPTM, a composite armor system used for ballistic protection in vehicle doors and panels.

•                  Electronics:  Hexcel’s fiber glass fabrics are used to manufacture the substrate materials for printed wiring boards.  The Company focuses on high-technology multilayer and other specialty boards that are used in electronics applications such as high-end computers, advanced networking telecommunications and cable television equipment and certain automotive components.

•                  Architectural:  Hexcel manufactures engineered fabrics used in solar protection and other specialty architectural applications.

•                  General Industrial: Hexcel reinforcement products are also used in a variety of general industry applications including wall coverings, window shades, movie screens, insulating and binding tapes for cables and wires, and automotive components.

Reinforcements

KEY CUSTOMERS	MANUFACTURING FACILITIES
Armor Holdings	Anderson, SC
Composites One	Decines, France
Cytec Engineered Materials	Les Avenieres, France
DHB Industries	Seguin, TX
Endicott Interconnect Technologies	Statesville, NC
Isola Laminate Systems	Washington, GA
Nelco
Polyclad Laminates
Rogers Corporation

The Reinforcements business segment’s net sales to third party customers were $319.4 million in 2004, $232.8 million in 2003, and $217.9 million in 2002, which represented approximately 30%, 26% and 26% of the Company’s net sales, respectively.  In addition, approximately 24%, 26% and 24% of the Company’s total production of reinforcement products was used internally to manufacture composite materials in 2004, 2003, and 2002, respectively.

The Reinforcements business segment also has a 50% equity ownership interest in TechFab LLC (“TechFab”), headquartered in the United States.  TechFab manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  TechFab revenues were approximately $30 million in 2004.  At December 31, 2004, Hexcel had an equity investment balance in TechFab of $5.7 million.  Hexcel has no significant exposure to loss in connection with this joint venture.

Composites

The Composites business segment manufactures and markets carbon fibers, prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels, fiber reinforced thermoplastics, moulding compounds, polyurethane systems, gel coats and laminates.

The following table identifies the Composites business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITES	Carbon Fibers	• Raw materials for fabrics and prepregs
• Filament winding for various space, defense and industrial applications

	Prepregs and Other	• Composite structures
	Fiber-Reinforced	• Commercial and military aircraft components
	Matrix Materials	• Satellites and launchers
• Aeroengines
• Wind turbine rotor blades
• Yachts, trains and performance cars
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

Carbon Fibers: Magnamite® carbon fibers are manufactured for sale to third party customers and for use by Hexcel in manufacturing certain reinforcements and composite materials.  Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce finished composite components.  Key product applications include structural components for commercial and military aircraft, space launch vehicles, wind blade components, and certain other applications such as recreational equipment.

Prepregs:  HexPly® prepregs are manufactured for sale to third party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors.  Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials.  Reinforcement fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic and other specialty reinforcements.  Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a carbon fiber epoxy sheet moulding compound that enables small to medium sized composite components to be mass produced.  Hexcel’s HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.  Resin Film Infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

Structural Adhesives:  Hexcel manufactures and markets a comprehensive range of Redux® film and paste adhesives.  These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

Honeycomb, Honeycomb Parts and Composite Panels: HexWeb® honeycomb is a lightweight, cellular structure generally composed of nested hexagonal cells.  The product is similar in appearance to a cross-sectional slice of a beehive.  It can also be manufactured in asymmetric cell configurations for more specialized applications.  Honeycomb is primarily used as a lightweight core material and acts as a highly efficient energy absorber.  When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

Hexcel produces honeycomb from a number of metallic and non-metallic materials.  Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions.  Non-metallic materials used in the manufacture of honeycomb include fiberglass, carbon fiber, thermoplastics, non-flammable aramid papers, aramid fiber and other specialty materials.

Hexcel sells honeycomb as standard blocks and in slices cut from a block.  Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Hexcel also possesses advanced processing capabilities that enable the Company to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications.

Aerospace is the largest market for honeycomb products.  Hexcel also sells honeycomb for non-aerospace applications including automotive parts, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, portable shelters, and other industrial uses.  In addition, the Company produces honeycomb for its Structures business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

Composites

KEY CUSTOMERS	MANUFACTURING FACILITIES

Alenia	Casa Grande, AZ
Alliant Techsystems	Dagneux, France
BAE Systems	Decatur, AL
The Boeing Company	Duxford, England
Bombardier	Linz, Austria
CFAN	Livermore, CA
CTRM Aero Composites	Parla, Spain
Cytec Engineered Materials	Pottsville, PA
Durakon Industries	Salt Lake City, UT
EADS (Airbus)	Welkenraedt, Belgium
Easton
Embraer-Empresa
Gamesa
GKN
Goodrich
Lockheed Martin
Northrop Grumman
Snecma
United Technologies
Vestas

In January 2004, the Company announced the consolidation of activities of its Livermore, California facility into its other manufacturing facilities, principally into its Salt Lake City, Utah plant.  The Livermore, California facility will continue to operate until the Company has successfully transferred its production from Livermore to its other manufacturing facilities.

The Composites business segment’s net sales to third party customers were $683.9 million in 2004, $584.8 million in 2003 and $532.4 million in 2002, which represented approximately 64%, 65% and 62% of the Company’s net sales, respectively.  Net sales for Composites are highly dependent the number of large commercial aircraft produced as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, about 3% of the Company’s total production of composite materials was used internally by the Reinforcements and Structures business units.

The Company also owns a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”).  This Composites joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the twelve months ended December 31, 2004 were $10.2 million. Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at December 31, 2004. As of December 31, 2004, Hexcel had no significant exposures to loss relating to this joint venture. On January 20, 2005, Hexcel entered into a letter of awareness whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances.

Structures

The Structures business segment manufactures and markets composite structures for use in the aerospace industry.  Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming and other composite manufacturing techniques.  Composite structures include such items as aerodynamic fairings, wing panels and other aircraft components.

The following table identifies the Structures business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USES
STRUCTURES	Composite Structures	• Aircraft structures and finished aircraft components, including:
Wing to body fairings
Wing panels
Flight deck panels
Door liners
Helicopter blade tip caps

The Structures business segment’s net sales to third party customers were $71.2 million in 2004, $79.3 million in 2003 and $100.5 million in 2002, which represented approximately 6%, 9% and 12% of the Company’s net sales, respectively.  The revenue decline in the Structures business segment reflects the decline in The Boeing Company’s (“Boeing”) commercial aircraft production over the period and the continued transition of composite part fabrication work to its Asian joint ventures.

The Structures business unit has equity investments in two Asian joint ventures.  They consist of BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) and Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”).

In 1999, Hexcel formed BHA Aero with Boeing International Holdings, Ltd. (“Boeing International”) and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  This joint venture is located in Tianjin, China. During the fourth quarter of 2004, BHA Aero and its equity owners (Hexcel, Boeing International and China Aviation Industry Corporation 1 (“AVIC”)) reached agreement on a re-capitalization of BHA and a refinancing of BHA’s third party loans.  Pursuant to the terms of the agreement, Hexcel and Boeing International agreed to purchase newly issued registered capital of BHA for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  Upon the completion of the equity investment, BHA will refinance its existing bank loans with a new five year bank term loan.  The new five year bank term loan will be supported by guarantees from Boeing and AVIC.  In addition, as part of the refinancing, Hexcel has agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.2 million.  Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supports BHA’s current bank loan, would terminate and would not be reissued.  On January 19, 2005, Hexcel and Boeing International made their respective cash equity investments of $7.5 million in BHA.  The refinancing of BHA’s bank debt was completed on January 26, 2005 and Hexcel’s standby letter of credit terminated on February 15, 2005.

Also in 1999, Hexcel formed Asian Composites with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.

Under the terms of the joint venture agreements, Hexcel and Boeing have transferred the manufacture of certain semi-finished composite components to these joint ventures.  Additional work will be transferred in 2005.  Hexcel purchases the semi-finished composite components from the joint ventures, inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint ventures also manufacture composite components for other tier 1 aircraft component manufacturers.  During 2004, these Asian joint ventures had combined revenues of $28.0 million.

Structures

KEY CUSTOMERS	MANUFACTURING FACILITY
Boeing	Kent, WA
Mitsubishi Heavy Industries	Tianjin, China (JV)
Sikorsky	Alor Setar, Malaysia (JV)

Financial Information About Business Segments and Geographic Areas

Financial information and further discussion of Hexcel’s business segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 19.3%, 22.7% and 23.9% of Hexcel’s 2004, 2003 and 2002 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 19.3% of sales to Boeing and its subcontractors in 2004, 13.0% related to commercial aerospace market applications and 6.3% related to space and defense market applications.  Approximately 20.7%, 19.6% and 16.3% of Hexcel’s 2004, 2003 and 2002 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 20.7% of sales to EADS and its subcontractors in 2004, 17.5% related to commercial aerospace market applications and 3.2% related to space and defense market applications.

(in millions)	2004	2003	2002
Commercial:
Boeing and subcontractors	$139.5	$137.8	$145.3
EADS and subcontractors	187.7	145.7	120.9
Total	$327.2	$283.5	$266.2
Space and Defense:
Boeing and subcontractors	$67.4	$65.4	$57.6
EADS and subcontractors	34.4	30.2	17.5
Total	$101.8	$95.6	$75.1

Note:      Certain prior years’ revenues have been reclassified to conform to the 2004 presentation.

Markets

Hexcel’s products are sold for a broad range of end uses.  The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2004	2003	2002
Net Sales by Market
Commercial aerospace	43%	43%	46%
Industrial	33	31	30
Space and defense	18	20	17
Electronics	6	6	7
Total	100%	100%	100%

Net Sales by Geography (a)
United States	49%	48%	50%
U.S. exports	7	8	8
Europe	44	44	42
Total	100%	100%	100%

(a)       Net Sales by Geography based on the location in which the sale was manufactured.

Note:      Certain prior years’ revenues have been reclassified to conform to the 2004 presentation.

Commercial Aerospace

The commercial aerospace industry is the largest user of advanced structural materials.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced structural materials over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and space craft have championed the development of these materials, commercial aerospace has had the greater consumption requirements and has commercialized the use of these products.   Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced structural materials in commercial aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  According to industry sources, passenger traffic has grown at an annual compound rate of 5.3% in the period 1974 to 2003. Global economic conditions cause actual passenger traffic growth to fluctuate from year to year, but passenger traffic has only declined on two occasions since 1969: 1991 and 2001to 2003.  While the tragic events of September 11, 2001 caused the decline in air travel and thereby passenger traffic, 2004 traffic figures suggest that the industry is returning to a 5% annual compound growth rate.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft.  The rate of retirement and refurbishment of passenger and freight aircraft, resulting mainly from obsolescence, is determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety and noise.  These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft, which in turn is influenced by the price of fuel.  When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft or scrapped.

Each new generation of commercial aircraft has used increasing quantities of advanced structural materials, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced structural materials may now exceed 50% of the weight of the airframe.  The most recently launched commercial aircraft programs continue the trend of increasing usage of advanced structural materials.  For instance, Airbus has indicated that the A380 is being built with 22% advanced structural materials by weight.  The first A380 aircraft are already in production with the first flight planned for 2005 and deliveries anticipated to start in 2006 following the certification of the aircraft.  Hexcel has successfully contracted with its customers to supply a significant amount of the advanced structural materials for the initial production of this aircraft and is completing the qualification of its products.  During 2003, Boeing announced its plan to develop and launch the Boeing 787 which it targeted to utilize an even greater percentage content of advanced structural materials.  In December 2004, Airbus announced its plan to develop and sell the A350 aircraft with a greater expected percentage content of advanced structured materials than its A380 aircraft.

This trend continues to expand the market opportunity for advanced structural materials, and Hexcel and other composite materials manufacturers are developing a wide range of materials to meet the challenges of new commercial aircraft programs.  In undertaking the design of new aircraft, manufacturers select the materials of construction based upon the database of prior usage, where an existing material will meet its performance requirements, and from new products developed by their suppliers, where a new material is required.  While Boeing has chosen an existing product from another supplier to use as the advanced structural material product form for the wings and fuselage of the Boeing 787, the remaining opportunities for advanced structural materials are significant, and the Boeing 787 will likely be an important aircraft for Hexcel. The benefit Hexcel ultimately derives from new aircraft programs depends upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of the Company’s products against similar products offered by competitors, and the requirements awarded to the Company by its customers.

Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing and Airbus declined by 31% from 1993 to 1995.  At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft.  Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 aircraft in 1999.  Although relatively stable in 2000 and 2001, combined aircraft deliveries declined to 684 aircraft in 2002 and further declined to 586 aircraft in 2003.  Commercial aircraft deliveries increased modestly to 605 aircraft in 2004.

In light of the tragic events that occurred on September 11, 2001 and the negative impact on passenger traffic and airline profitability, the deferral of existing commercial aircraft orders by airlines as well as a reduction in new orders caused Boeing and Airbus to significantly reduce their production and delivery of commercial aircraft in 2002 and 2003 compared to 2001.  The impact of such changes on Hexcel is typically influenced by two factors:

the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production.  The dollar value of Hexcel’s materials varies by aircraft type – twin aisle aircraft use more Hexcel materials than narrow body aircraft and newer designed aircraft use more Hexcel materials than older generations.  On average, Hexcel delivers products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  With the impact of the reduction in demand for commercial aircraft following September 11, 2001, the Company’s annual commercial aerospace revenues declined approximately 28% from 2001 to 2003.  With the prospect of increased aircraft deliveries in 2005 and the initial ramp up of production of the A380, Hexcel’s commercial aerospace revenues increased by approximately 19% in 2004.

Set forth below are historical deliveries as announced by Boeing and Airbus:

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Boeing (including McDonnell Douglas)	409	312	256	271	375	563	620	491	527	381	281	285
Airbus	138	123	124	126	182	229	294	311	325	303	305	320
Total	547	435	380	397	557	792	914	802	852	684	586	605

Commercial aerospace represented 43% of Hexcel’s 2004 net sales.  Approximately 70% of these revenues can be identified by the Company as sales to Boeing, Airbus and their subcontractors for the production of new large commercial aircraft.  The balance of the Company’s commercial aerospace sales are related to regional and business aircraft manufacture, the production of aircraft engines and nacelles (the casing that contains the engine on an aircraft wing), and other commercial aircraft applications.  Regional aircraft production has also increased over time, but does not directly follow the cycle of large commercial aircraft deliveries. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Industrial Markets

Hexcel groups under this market segment its revenues from applications for its products outside the aerospace and electronics markets.  A number of these applications represent emerging opportunities for the Company’s products.  In developing new applications, the Company seeks those opportunities where advanced structural material technology offers significant benefits to the end user, often applications that demand high physical performance.  Within this segment, the major end market sub-segments include in order of size ballistics (e.g., soft body armor), wind energy, recreational equipment (e.g., bicycles, snowboards, tennis rackets and hockey sticks), and surface transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  Hexcel’s participation in these market applications is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology where industrial customers can generate significant value.

Space and Defense

The space and defense markets have historically been innovators in the use of, and sources of significant demand for, advanced structural materials.  The aggregate demand by space and defense customers is primarily a function of procurement of military aircraft that utilize advanced structural materials by the United States and certain European governments.  The Company is currently qualified to supply materials to a broad range of over 80 military aircraft and helicopter programs.  These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters.  In addition, there are new programs in development such as the F-35 (Joint Strike Fighter or “JSF”) and the EADS A400M military transport planned to enter production later in the decade.  The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding.  Space applications for advanced structural materials include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.  The production of both launch vehicles and satellites has declined in recent years from a peak in the late 1990s.

Contracts for military and some commercial programs contain provisions for termination at the convenience of the U.S. government or the buyer.  For example, the Department of Defense announced the cancellation of the RAH-66 Comanche program on February 23, 2004. The prime contractors for these programs flow down these provisions to materials suppliers such as the Company.  In the case of such a termination, Hexcel is entitled to recover reasonable costs incurred plus a provision for profit on the incurred costs.  In addition, according to the terms of a contract, the Company may be subject to U.S. government cost accounting standards in accordance with applicable Federal Acquisition Regulations.

Electronics

The Company is one of the largest Western producers of high-quality, lightweight fiberglass fabrics used in the fabrication of printed wiring substrates.  Our focus is on high-technology multilayer and other specialty boards that are used in electronics applications such as high-end computers, advanced networking and telecommunications and certain automotive components.

Starting in the first quarter of 2001, the electronics industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass fabric substrates.  As the downturn continued through 2002 and 2003, competition intensified for the business that remained and pricing pressure increased because of excess production capacity throughout the industry.  Meanwhile, the migration of electronics equipment production from the U.S. to Asia accelerated, placing additional pressure on the Company’s electronics business.  To respond to these market changes, the Company restructured its operations, focusing its activities on those applications demanding higher performing materials while continuing to serve the needs of its existing key customers. Despite some improvement in overall electronics market conditions during 2004, the Company remains focused on high-technology and specialty applications for its electronics materials.

Further discussion of Hexcel’s markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

In recent years, Hexcel’s customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance.   While the Company has many multi-year contracts with its major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by the Company and the terms under which the sales will occur, not the specific quantities to be procured.  The Company’s electronics and industrial customers have always desired to order their requirements on as short a lead-time as possible.  The Company has recognized that over the last few years the twelve-month order backlog is no longer a meaningful trend indicator and, as a result, ceased monitoring it in the management of the business.

Raw Materials and Production Activities

Hexcel’s manufacturing operations are vertically integrated.  The Company produces materials used in the manufacture of industrial fabrics, composite materials and composites structures as well as sells these materials to third party customers for their use in the manufacture of their products.

The Company manufactures high performance carbon fiber from polyacrylonitrile (“PAN”) precursor it produces at its Decatur, Alabama facility.  The primary raw material for PAN is acrylonitrile.  Hexcel consumes approximately 50% of the carbon fiber it produces and sells the remainder of its output to third-party customers.  However, as one of the world’s largest consumers of carbon fiber, the Company purchases significantly greater quantities of carbon fiber than it produces for its own use.  The sources of carbon fiber it can use are dictated by its product qualifications.  With the increasing demand for carbon fiber, particularly in aerospace applications, the supply of carbon fiber tightened in 2004.  As a result, the supply of carbon fiber available for recreational and industrial applications has become restricted and is affecting the ability of the Company and other producers to supply products for these applications until carbon fiber output increases.  In response to increasing demand, all carbon fiber manufacturers have announced plans to increase their manufacturing capacity over the next two to three years.  In February 2005, Hexcel announced its plans to expand its PAN and carbon fiber capacity by about 40% to serve the growing needs of its customers and its own downstream products.  This investment is estimated to cost $80 million and take three years to complete.

The Reinforcements business segment purchases glass, aramid and other high-strength fibers as well as carbon fiber to manufacture industrial fabrics.  The Composites business segment consumes approximately 25% of the output of the Reinforcements business, by value, in the form of reinforcements for composite products.  The Company purchases glass yarn from a number of suppliers in the United States, Europe and Asia.  Aramid and high strength fibers are produced by only a few companies.  With the large increase in demand for soft body armor and other ballistic products for the military services, these fibers are in short supply thus limiting the near term  potential for further growth in production of ballistic materials.

In addition to reinforcement fabrics and fibers, the Composites business segment purchases, among other raw materials, epoxy and other specialty resins, aramid paper and aluminum specialty foils to use in the manufacture of its composite products.  When entering into multi-year contracts with its aerospace customers, the business targets to get back-to-back commitments from its key raw material suppliers.

The Structures business segment purchases composite materials internally and from other composite material manufacturers based on specifications.  It also purchases semi-finished composite parts from its Asian Composites and BHA Aero joint ventures.

Hexcel’s manufacturing activities are generally based on a combination of “make-to-order” and “make-to-forecast” production requirements.  The Company coordinates closely with key suppliers in an effort to avoid raw material shortages and excess inventories.  However, many of the key raw materials the Company consumes are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply.  While the unavailability of these materials could under certain circumstances have a material adverse effect on the Company’s consolidated results of operations, the Company does not currently expect the current shortages of carbon fiber or aramid and other high strength fibers mentioned above to have such an effect.

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

Hexcel’s products rely primarily on the Company’s expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, the Company has been placing more emphasis on cost effective product design and lean manufacturing in recent years while seeking to improve the consistency of its products.  Towards this end, the Company has entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  The Company believes that it possesses unique capabilities to design, develop and manufacture composite materials and structures.  The Company has over 400 patents and pending applications worldwide, has licensed many key technologies, and has granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs.  It is the Company’s policy to actively enforce its proprietary rights.  The Company believes that the patents and know-how rights currently owned or licensed by the Company are adequate for the conduct of its business.

Hexcel spent $21.3 million for R&T in 2004, $17.7 million in 2003 and $14.7 million in 2002.  Although a portion of the year-over-year increase was due to the impact of changes in foreign currency exchange rates, the Company increased its R&T spending in 2004, to support new products and new commercial aircraft qualification activities.  These expenditures were expensed as incurred.

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.  The Company believes that its policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and of associated financial liability.  To date, environmental control regulations have not had a significant adverse effect on the Company’s overall operations.

The Company’s aggregate environmental related accruals at December 31, 2004 and 2003 were $4.1 million and $4.0 million, respectively.  As of December 31, 2004 and December 31, 2003, $1.0 million and $1.3 million, respectively, were included in accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.6 million and $1.3 million higher at December 31, 2004 and December 31, 2003, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2004, 2003 and 2002, was $1.0 million, $2.4 million and $1.4 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance were $6.0 million, $4.9 million and $4.4 million, for 2004, 2003 and 2002, respectively and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.1 million, $0.7 million and $0.9 million for 2004, 2003 and 2002, respectively. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2005 to approximate spending levels in prior years. A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and salespeople sell and market Hexcel products directly to customers worldwide.  The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, the Company operates various sales offices in the United States, Europe and the Pacific Rim.

Competition

In the production and sale of advanced structural materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis.  The broad markets for the Company’s products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share.  In addition to competing directly with companies offering similar products, the Company competes with producers of substitute structural materials such as structural foam, wood and metal.  Depending upon the material and markets, relevant competitive factors include approvals, product performance, delivery, service, price and customer preference for sole sourcing.

Employees

As of December 31, 2004, Hexcel employed 4,406 full-time employees, 2,387 in the United States and 2,019 in other countries.  The number of full-time employees as of December 31, 2003 and 2002 was 4,084 and 4,245, respectively. The increase in full-time employees in 2004 was in response to higher demand for the Company’s products across all markets, particularly from commercial aerospace and industrial market applications. The decrease in full-time employees in 2003 was primarily due to the Company’s business consolidation and restructuring programs, which included the right-sizing of its businesses in response to the forecasted reductions in commercial aircraft production, the continued weakness in the electronics market and the closure of manufacturing facilities. For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 3 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Other Information

The Company’s internet website is www.hexcel.com.  The Company makes available, free of charge through its website, its Form 10-Ks, 10-Qs and 8-K’s, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

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

Manufacturing Facilities

Facility Location	Approximate Square Footage	Business Segment	Principal Products
United States:
Anderson, South Carolina	432,000	Reinforcements	Industrial Fabrics
Burlington, Washington	86,500	Composites	Honeycomb Parts
Casa Grande, Arizona	294,000	Composites	Honeycomb and Honeycomb Parts
Decatur, Alabama	159,000	Composites	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	443,000	Structures	Composite Structures
Livermore, California	141,000	Composites	Prepregs
Pottsville, Pennsylvania	130,000	Composites	Honeycomb Parts
Salt Lake City, Utah	457,000	Composites	Carbon Fibers; Prepregs
Seguin, Texas	204,000	Reinforcements	Industrial Fabrics; Specialty Reinforcements
Statesville, North Carolina	553,000	Reinforcements	Electronic Fabrics; Industrial Fabrics
Washington, Georgia	160,000	Reinforcements	Electronic Fabrics; Industrial Fabrics

International:
Dagneux, France	100,000	Composites	Prepregs
Decines, France	97,000	Reinforcements	Industrial Fabrics; Specialty Fabrics
Duxford, United Kingdom	451,000	Composites	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Les Avenieres, France	548,000	Reinforcements	Electronic Fabrics; Industrial Fabrics; Specialty Reinforcements
Linz, Austria	163,000	Composites	Prepregs
Parla, Spain	54,000	Composites	Prepregs
Welkenraedt, Belgium	227,000	Composites	Honeycomb and Honeycomb Parts

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

As of December 31, 2004, the facilities located in Anderson, South Carolina; Burlington, Washington; Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Livermore, California; Pottsville, Pennsylvania; Salt Lake City, Utah; Seguin, Texas; Statesville, North Carolina; and Washington, Georgia were subject to mortgages established to secure the senior secured notes issued March 19, 2003.  In connection with the Company’s debt refinancing (see Note 2 to the accompanying consolidated financial statements of this Annual Report on Form 10-K), these mortgages as related to the senior secured notes have been released.  On March 1, 2005, the Company granted mortgages in connection with the Company’s new senior secured credit facility on all of these properties except the Burlington, Washington and Pottsville, Pennsylvania properties. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes 2 and 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Environmental Claims and Proceedings

The Company is subject to numerous federal, state, local and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. These laws and regulations include the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and analogous state and foreign laws and regulations, as well as the Toxic Substance Control Act and similar foreign laws and regulations. Regulatory standards under these environmental laws and regulations have tended to become increasingly stringent over time.

Hexcel has been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that it does not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because CERCLA allows for joint and several liability in certain circumstances, the Company could be responsible for all remediation costs at such sites, even if it is one of many PRPs. The Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material.

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey. Hexcel has commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.

In October 2003, Hexcel, along with 66 other entities, received a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including Hexcel’s Lodi facility, caused damage to natural resources in the Lower Passaic River watershed. In February 2004, Hexcel received a similar general notice letter from the EPA which requests Hexcel, along with 42 other entities, to consider helping to finance an estimated $10 million EPA study of environmental conditions in the Lower Passaic River watershed. Hexcel believes it has viable defenses to the EPA and NJDEP claims and Hexcel expects that many yet unnamed parties also will receive directives and or notices from the NJDEP and EPA, respectively. Hexcel’s ultimate liability, if any, under these claims cannot be determined at this time.

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

The Company’s estimate of its liability as a PRP and its remaining costs associated with its responsibility to remediate the Lodi, New Jersey and Kent, Washington cites is accrued in the consolidated balance sheets as of December 31, 2004 and 2003, the aggregate environmental related accruals were $4.1 million and $4.0 million, respectively.  As of December 31, 2004 and 2003, $1.0 million and $1.3 million, respectively, were included in accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.6 million and $1.3 million higher at December 31, 2004 and 2003, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for the years ended December 31, 2004, 2003 and 2002, was $1.0 million, $2.4 million and $1.4 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance were $6.0 million, $4.9 million and $4.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.1 million, $0.7 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2005 to approximate spending levels in prior years. A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Proceedings

Hexcel has previously disclosed that the Antitrust Division of the United States Department of Justice has closed its investigation of the carbon fiber and carbon fiber prepreg industries which commenced in 1999. No indictments were handed down against the Company or any of its employees or representatives.

As a result of the investigations, in 1999 Hexcel, along with others in the industry, was joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)). On August 26, 2004, Hexcel entered into a stipulation of settlement with the plaintiffs in the Thomas & Thomas Rodmakers, Inc. federal class action for $7.0 million. The settlement was approved by the court on January 31, 2005 and the Company has paid the settlement amount in full.  Hexcel denied and continues to deny the allegations in this case, but believes that the costs of continuing defense outweighed the costs of settlement.

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, with similar allegations (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et. al., First Amended Complaint filed October 15, 2002, United States District Court, Central District of California, Southern Division,CV-99-7796 (FMC) (RNBx) (C.D. Cal)). The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.  The Company has entered into statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.

The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The California cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The California cases are Lazio v. Amoco Polymers Inc., et. al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et. al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et. al., filed October 4, 2001; Elisa Langsam v. Newport Adhesives and Composites, Inc, et. al., filed October 4, 2001; Jubal Delong et. al. v. Amoco Polymers, Inc. et. al., filed October 26, 2001; and Louis V. Ambrosio v. Amoco Polymers, Inc. et. al., filed October 25, 2001. The Massachusetts case is Ostroff v. Newport Adhesives and Composites, Inc. et. al., filed June 7, 2002 in the Superior Court Department of the Trial Court of Middlesex, Massachusetts, Civil Action No. 02-2385. The Company is not in a position to predict the outcome of these lawsuits, but believes that the lawsuits are without merit as to the Company.

In 1999, a qui tam case was filed under seal by executives of Horizon Sports Technologies, Inc. alleging that Boeing and other prime contractors to the United States Government and certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent because the defendants knew of the alleged conspiracy to fix prices of carbon fiber and carbon prepreg alleged in the above cases (United States ex rel. Beck, v. Hexcel Corp., et. al.., filed July 27, 1999, in the United States District Court for the Southern District of California, Civil Action No. 99-CV- 1557 (BEN) (JMA) (S.D. Cal.)). The case was unsealed in 2002 when the U.S. advised that it was unable to decide whether to intervene in the case based on the information available to it at that time and the Relators served the Company and other defendants. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

In 2004, Hercules Incorporated (“Hercules”), a defendant in the above cases, filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company (whereby the Company acquired the carbon fiber and prepreg assets of Hercules) the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). The Company is not in a position to predict the outcome of the lawsuit, but believes it is without merit.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York and Pacific Stock Exchanges.  The range of high and low sales prices of Hexcel common stock on the New York Stock Exchange Composite Tape is contained in Note 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2004, 2003 or 2002.  The payment of dividends is limited under the terms of certain of the Company’s debt agreements.

On March 8, 2005, there were 1,338 holders of record of Hexcel common stock.

ITEM 6.  Selected Financial Data

The information required by Item 6 is contained on page 33 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 34 to 62 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 57 to 60 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 63 to 115 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.  The Report of Independent Registered Public Accounting Firm is contained on page 65 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

As of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

There were no significant changes in the Company’s internal control over financial reporting identified by management that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting are contained on pages 64 to 66 of this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant:

The information regarding directors and executive officers of the Company, including information regarding Section 16(a) beneficial ownership reporting compliance, will be contained in Hexcel’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in Hexcel’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in Hexcel’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 will be contained in Hexcel’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.  Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in Hexcel’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  1. Financial Statements

The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Registered Public Accounting Firm are listed on page 63 of this Annual Report on Form 10-K and are incorporated herein by reference.

2. Financial Statement Schedule

The financial statement schedule required by Item 15(a)(2) is listed on page 63 of this Annual Report on Form 10-K and is incorporated herein by reference.

b.  Reports on Form 8-K

Current Report on Form 8-K dated October 1, 2004, reporting the settlement of certain class action litigation.

Current Report on Form 8-K dated October 22, 2004, relating to third quarter of 2004 financial results.

Current Report on Form 8-K dated November 22, 2004, relating to amendments to certain employment agreements between the Company and certain senior executives.

Current Report on Form 8-K dated December 16, 2004, relating to certain compensation matters and an underwriting agreement relating to a secondary offering of common stock.

Current Report on Form 8-K dated December 29, 2004, relating to the exercise of the over-allotment option in connection with a secondary offering of common stock.

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

3.3	Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

4.4

Indenture dated as of February 1, 2005 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 6.75% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated February 4, 2005).

4.5

Certificate of Designation of Series A Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

4.6

Certificate of Designation of Series B Convertible Preferred Stock of Hexcel Corporation (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.1

Credit Agreement, dated as of March 1, 2005 by and among Hexcel Corporation, as Borrower, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Syndication Agent and Joint Lead Arranger, Deutsche Bank Securities Inc., as Sole Book Manager and Joint Lead Arranger, Deutsche Bank Trust Company Americas, as Administrative Agent, and Credit Suisse First Boston and Wachovia Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to Hexcel’s Current Report on Form 8-K dated March 2, 2005).

10.2

Security Agreement, dated as of March 1, 2005 by and among Hexcel Corporation, each of the subsidiary guarantors listed therein, and each additional guarantor that may become a party, and Deutsche Bank Trust Company Americas, as Administrative Agent for and representative of the beneficiaries defined therein (incorporated by reference to Exhibit 10.2 to Hexcel’s Current Report on Form 8-K dated March 2, 2005).

10.3

Subsidiary Guaranty, dated as of March 1, 2005 by Clark-Schwebel Holding Corp. and Hexcel Reinforcements Corp., as Guarantors, in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent for and representative of any swap counterparties defined therein and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.3 to Hexcel’s Current Report on Form 8-K dated March 2, 2005).

10.4

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

10.4(a)

Consent, dated as of December 5, 2003, to Credit and Guaranty Agreement dated March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH (Austria), Hexcel Composites GmbH (Germany), the Guarantors named therein, the lenders from time to time party thereto, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank, and Fleet Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.4(b)

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

10.4(c)

Consent, dated January 27, 2005, under Credit and Guaranty Agreement dated as of March 19, 2003, by and among Hexcel Corporation, Hexcel Composites Limited, Hexcel Composites GmbH & Co. KG, Hexcel Composites GMBH, the Guarantors named therein, the lenders from time to time a party thereto, Fleet Capital Corporation, as Administrative Agent and as Fronting Bank, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, as Fronting Bank and Issuing Bank, Fleet National Bank, as Issuing Bank and Fleet Securities, Inc., as Lead Arranger (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 31, 2005).

10.5

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

10.6*

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.6(a)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 11, 2003 (incorporated herein by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-36163).

10.7(a)*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(b)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.7(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7(d)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.7(e)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7(f)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.8(a)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit 10.1 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.8(b)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8(c)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8(d)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.9*	Hexcel Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.9 (a)*

Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.9(b)*

Hexcel Corporation Management Stock Purchase Plan, as amended on March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9(c)*	Hexcel Corporation Management Stock Purchase Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex B of the Company’s Proxy Statement dated March 31, 2000).

10.9(d)*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9(e)*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on March 19, 2003 (incorporated herein by reference to Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.10*

Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on December 19, 2000 and as further amended on February 27, 2002 (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10(a)*

Hexcel Corporation Management Incentive Compensation Plan, as amended and restated on April 12, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12*	Form of Employee Option Agreement (2005) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2004).

10.13*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.14*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.15*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.16*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.17*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.18*

Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.19*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.20*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.21*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.22*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.23*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.24*	Form of Employee Option Agreement (1995) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.25*

Form of Retainer Fee Restricted Stock Unit Agreement for Non-Employee Directors (2004) (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.27*

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

10.30*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.31*	Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.32*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.33*

Form of Performance Accelerated Restricted Stock Unit Agreement (December 20, 2000) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.34*	Form of Restricted Stock Unit Agreement (2005) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 12, 2004).

10.35*	Form of Restricted Stock Unit Agreement (2004) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.36*	Form of Restricted Stock Unit Agreement (2003) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37*	Form of Restricted Stock Unit Agreement (2002) (incorporated herein by reference to Exhibit 10.31 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.38*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2004).

10.39*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.40*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.41*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.42*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.43*	Form of Performance Accelerated Stock Option (Employee) (incorporated herein by reference to Exhibit 10.7 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.44*	Form of Grant of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.45*

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.46*

Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.46(a)*

Amendment, dated December 12, 2002, to Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.43(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.46(b)

Second Amendment, dated as of November 16, 2004, to the Employment Agreement dated as of July 20, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.46(c)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.46(d)*

Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.46(e)*

Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.46(f)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.46(g)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.47*

Letter dated December 2, 1999 from Hexcel Corporation to Stephen C. Forsyth, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.47(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.47(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.47(c)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.47(d)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.48*

Letter dated December 2, 1999 from Hexcel Corporation to Ira J. Krakower, regarding the Company’s Management Incentive Compensation Plan for 1999 (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.48(a)*

Supplemental Executive Retirement Agreement dated as of May 10, 2000 between Hexcel and Ira J. Krakower (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.48(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.48(c)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.44(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.49*

Form of Executive Severance Agreement between Hexcel and certain executive officers dated as of February 3, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.50*

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

10.51(b)*

Restricted Stock Unit Agreement dated as of February 12, 2004 between Hexcel Corporations and William Hunt (incorporated herein by reference to Exhibit 10.45(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.52*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and David Tanonis (incorporated herein by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.53*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.53(a)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Joseph Shaulson (incorporated herein by reference to Exhibit 10.48(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.53(b)*	Executive Deferred Compensation and Consulting Agreement, dated as of April 22, 1996, between Hexcel Corporation and Joseph H. Shaulson.

10.54*

Form of Amendment, dated as of November 16, 2004, to Executive Severance Agreement dated as of February 3, 1999 between Hexcel Corporation and each of Messrs. Stephen C. Forsyth, Ira J. Krakower and Joseph H. Shaulson (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.55*	Director Compensation Program (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.56*	Hexcel Corporation Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.57

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

10.62

Purchase Agreement, dated as of June 15, 2001, among Hexcel Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.63

Stock Purchase Agreement, dated as of December 18, 2002, by and among Hexcel Corporation, Berkshire Investors LLC, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Greenbriar Equity Fund, L.P. and Greenbriar Co-Investment Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2002).

10.64

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

10.65

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

10.67

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

10.68

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

10.69

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

10.70

Underwriting Agreement, dated as of December 14, 2004, between Hexcel Corporation and Goldman, Sachs & Co. and Credit Suisse First Boston LLC as representatives of the several underwriters named on schedule I thereto (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 16, 2004).

10.71

Purchase Agreement, dated January 27, 2005, between Hexcel Corporation and Goldman, Sachs & Co. as representative of the several purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 31, 2005).

10.72

Exchange and Registration Rights Agreement dated as of February 1, 2005 between Hexcel Corporation and Goldman, Sachs and Co. as representatives of the initial purchasers of the 6.75% Senior Subordinated Notes due 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 4, 2005).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte Touche Tohmatsu CPA Ltd. (BHA Aero Composite Parts Co. Ltd.).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut.

Hexcel Corporation

March 10, 2005	/s/ DAVID E. BERGES
(Date)	David E. Berges
Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David E. Berges, Stephen C. Forsyth and Ira J. Krakower, individually, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	March 10, 2005
(David E. Berges)	Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and	March 10, 2005
(Stephen C. Forsyth)	Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM J. FAZIO	Corporate Controller	March 10, 2005
(William J. Fazio)	(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	March 10, 2005
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.	Director	March 10, 2005
(H. Arthur Bellows, Jr.)

/s/ JEFFREY C. CAMPBELL	Director	March 10, 2005
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	March 10, 2005
(Sandra L. Derickson)

/s/ JAMES J. GAFFNEY	Director	March 10, 2005
(James J. Gaffney)

/s/ SANJEEV K. MEHRA	Director	March 10, 2005
(Sanjeev K. Mehra)

/s/ PETER M. SACERDOTE	Director	March 10, 2005
(Peter M. Sacerdote)

/s/ ROBERT J. SMALL	Director	March 10, 2005
(Robert J. Small)

/s/ MARTIN L. SOLOMON	Director	March 10, 2005
(Martin L. Solomon)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2004	2003	2002	2001	2000
Results of Operations (a) (b):
Net sales	$1,074.5	$896.9	$850.8	$1,009.4	$1,055.7
Cost of sales	845.4	722.4	689.5	818.6	824.3
Gross margin	229.1	174.5	161.3	190.8	231.4

Selling, general and administrative expenses	113.1	95.0	85.9	120.9	123.9
Research and technology expenses	21.3	17.7	14.7	18.6	21.2
Business consolidation and restructuring expenses	2.9	4.0	0.5	58.4	10.9
Impairment of goodwill and other purchased Intangibles	—	—	—	309.1	—
Other (income) expense, net	3.0	(2.2)	—	—	—
Operating income (loss)	88.8	60.0	60.2	(316.2)	75.4

Interest expense	47.7	53.6	62.8	64.8	68.7
Non-operating (income) expense, net	2.2	2.6	(10.3)	2.7	—
Gain on sale of Bellingham aircraft interiors business	—	—	—	—	68.3
Income (loss) before income taxes	38.9	3.8	7.7	(383.7)	75.0
Provision for income taxes	11.2	13.5	11.3	40.5	26.3
Income (loss) before equity in earnings (losses)	27.7	(9.7)	(3.6)	(424.2)	48.7
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	1.1	(1.4)	(10.0)	(9.5)	5.5
Net income (loss)	28.8	(11.1)	(13.6)	(433.7)	54.2
Deemed preferred dividends and accretion	(25.4)	(9.6)	—	—	—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)	$(433.7)	$54.2
Net income (loss) per share:
Basic	$0.09	$(0.54)	$(0.35)	$(11.54)	$1.47
Diluted	$0.08	$(0.54)	$(0.35)	$(11.54)	$1.32
Weighted average shares outstanding:
Basic	39.3	38.6	38.4	37.6	36.8
Diluted	42.1	38.6	38.4	37.6	45.7

Financial Position:
Total assets	$776.8	$722.7	$708.1	$789.4	$1,211.4
Working capital	$157.3	$140.7	$(530.8)	$80.5	$128.1
Long-term notes payable and capital lease obligations	$430.4	$481.3	$—	$668.5	$651.5
Stockholders’ equity (deficit) (c)	$(24.4)	$(93.4)	$(127.4)	$(132.6)	$315.7

Other Data:
Depreciation and amortization (b)	$52.0	$52.2	$47.2	$63.2	$58.7
Capital expenditures	$38.1	$21.6	$14.9	$38.8	$39.6
Shares outstanding at year-end, less treasury stock (d)	53.6	38.7	38.5	38.2	37.1

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

(c)          No cash dividends were declared per common stock during any of the five years ended December 31, 2004.

(d)         Assuming conversion into common shares of the remaining mandatorily redeemable convertible preferred stock as of December 31, 2004, shares outstanding would have been 90.3 million shares of common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002
Net sales	$1,074.5	$896.9	$850.8
Gross margin%	21.3%	19.5%	19.0%
Operating income	$88.8	$60.0	$60.2
Operating income%	8.3%	6.7%	7.1%
Non-operating (income) expense, net	$2.2	$2.6	$(10.3)
Provision for income taxes (a)	$11.2	$13.5	$11.3
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	$1.1	$(1.4)	$(10.0)
Net income (loss)	$28.8	$(11.1)	$(13.6)
Deemed preferred dividends and accretion	$(25.4)	$(9.6)	$—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)
Diluted net income (loss) per common share	$0.08	$(0.54)	$(0.35)

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

Business Trends

During 2004, the Company experienced significant growth in the markets segments that it serves:

•                  The Commercial Aerospace market for new large commercial aircraft returned to growth with the announcement by Boeing and Airbus that they will increase aircraft production rates in 2005. This market had declined sharply following the tragic events of September 11, 2001, with Hexcel’s 2003 revenues from commercial aerospace down over 27% as compared to 2001.  Recent growth in passenger traffic above the levels seen before September 11, 2001, particularly in Asia and Europe, has encouraged airlines to increase their orders for new aircraft.  With improving demand, both Boeing and Airbus have announced plans to increase aircraft production in 2005 and 2006.  As Hexcel delivers its products on average six months ahead of aircraft deliveries, these production increases contributed to higher commercial aerospace sales for Hexcel in the second half of the year.

•                  The Airbus A380 made its first meaningful contribution to Hexcel’s revenues.  During 2004, the Company delivered materials for the construction of the five aircraft to be used for testing and certification and for the initial production aircraft.  This massive aircraft will have the highest composite content seen to date in a large commercial aircraft at 22% of the airframe weight.  The first aircraft was rolled out on January 18, 2005 and will have its maiden flight in the spring of 2005.  The aircraft is expected to be certified and enter into commercial service in 2006. The A380 uses more Hexcel material than any commercial aircraft previously manufactured.  As production of the aircraft ramps up, Hexcel’s revenues from this program will continue to grow.

•                  Each new generation of commercial aircraft has utilized a greater proportion of advanced composite materials than the aircraft produced before.  The A380 exhibits this trend as do the two new major commercial aircraft now under development.  Boeing is developing the 787 Dreamliner that reportedly will be designed with about 50% composite content by weight.  While Boeing has chosen another composites supplier’s product for the wings and fuselage of the Boeing 787, the remaining opportunities for advanced structural materials are significant and the Boeing 787 will likely be a very important aircraft for Hexcel. In December 2004, Airbus announced it had approved the launch of the A350 that is anticipated to have significantly higher composite content than any prior Airbus aircraft.  The benefit Hexcel ultimately derives from new aircraft programs depends upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of products offered by competitors, and contracts awarded to the Company. The Company expects this trend of increasing usage of composites will continue to increase the Company’s average revenues per aircraft over time.

•                  Hexcel’s revenues from applications outside aerospace continued to grow strongly.  Revenues from the Industrial and Electronics market segments increased from $327.7 million in 2003 by 27.8% to $418.9 million in 2004.  Revenues from these end market segments now represent 39.0% of Hexcel’s total 2004 net sales.  In 2004, growth was led by significant increased sales of reinforcement fabrics used in soft body armor and other protective applications for military personnel.  Sales of composite materials used in the manufacture of wind turbine blades also grew strongly during the year.

•                  Sales to space and defense markets also remained strong, up another $13.8 million to $193.1 million despite the cancellation of the Comanche program in the first quarter of 2004. The Company continues to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs.  The potential of those programs is subject to the continuing funding provided by governments for their defense procurement programs.

The Company leveraged its higher revenues to increase operating income by 48% in 2004 on a 19.8% increase in net sales from 2003.  Higher operating profitability and lower interest expense allowed the Company to return to generating net income in 2004.  The Company’s restructuring programs launched in 2001 permitted Hexcel to reduce its cash fixed costs by about 23% in 2002.  As revenues increase, the Company is targeting to keep its cost structure lean and thereby obtain strong incremental profitability on increased sales.  The Company met this goal in 2004.

With the benefit of improved profitability, the Company continued to reduce its financial leverage during 2004 by using cash provided by operations to repay debt. The Company reduced total debt, net of cash by $67.5 million in 2004 to $374.2 million.  With reduced total leverage, improved credit statistics and favorable credit market conditions for issuers, the Company refinanced its debt capital in the first quarter of 2005 to reduce the cost of debt service, extend debt maturities and have pre-payable senior bank debt so that it may use available cash flow in the future to continue to reduce its financial leverage.

Significant Transactions

Refinancing of Long-Term Debt

During the first quarter of 2005, the Company has taken a series of actions to refinance substantially all of its long-term debt.  The purpose of this refinancing is to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long-term debt.  The refinancing actions have been:

•                  On January 27, 2005, the Company entered into an agreement to issue $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.

•                  On January 31, 2005, the Company initiated a tender offer and consent solicitation with respect to its 9.875% senior secured notes, due 2008.  The completion was subject to various conditions, including the closing of a new senior secured credit facility.

•                  On February 1, 2005, the Company closed the issuance of $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.  The notes were offered pursuant to Rule 144A under the Securities Act of 1933 with registration rights.  The Company announced that $194.9 million of the net proceeds from the offering were remitted to the trustee for Hexcel’s 9.75% senior subordinated notes, due 2009, for the purpose of redeeming $185.3 million principal amount of such notes (including the related accrued interest and call premium).

•                  On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  The spread over LIBOR payable on advances under the facility is based on leverage.  Initially the interest rate on the term loan is LIBOR + 175bps and on the revolving loan the interest rate is initially LIBOR +200bps.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

Proceeds from a portion of the term loan under the New Facility were used to repurchase all of the outstanding $125.0 million principal amount of Hexcel’s 9.875% senior secured notes, due 2008. pursuant to the previously announced tender offer and consent solicitation.  The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment in accordance with the terms of the Offer to Purchase and Consent Solicitation Statement dated January 31, 2005 was $1,112.60.  In addition, the New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.

•                  Also on March 1, 2005, the Company announced that it had called for redemption the remaining $100 million principal amount of its 9.75% senior subordinated notes, due 2009. and the remaining $19.25 million principal amount of its 7% convertible subordinated debentures, due 2011.  The redemption price for the 9.75% Senior Subordinated Notes is 103.9% or $103.9 million plus accrued interest.  The redemption price for the 7% convertible subordinated debentures is 100% plus accrued interest.  The redemption date for each is March 31, 2005.  The redemptions will be financed utilizing cash on hand together with advances under the term loan and revolving loan of its New Facility.

As a result of these actions, by March 31, 2005, the Company will have refinanced all of its long-term debt, except for its capital lease obligations, at interest rates substantially lower than those paid for its existing long term debt.

The premiums to tender for the 9.875% senior secured notes, due 2008, and to call the 9.75% senior subordinated notes, due 2009, were $25.2 million.  Cash transaction costs incurred with the issuance of the new debt and the redemption of existing debt are estimated to be approximately $13.0 million.  The Company will record a charge in the first quarter of 2005 related to the premiums paid, the transaction costs associated with the repayment of debt and the unamortized deferred financing costs and unamortized original issuance discount associated with the debt redeemed.  In addition, the Company will cancel its interest rate swaps related to $100.0 million of its 9.75% senior subordinated notes due 2009 with a payment of their fair value on the settlement date.  The fair value as of February 28, 2005 was $2.7 million compared to $1.4 million as of December 31, 2004.  This settlement will also be expensed in the first quarter of 2005. (see Note 2 to the accompanying consolidated financial statements in this Annual Report on Form 10-K).

Secondary Offering of Common Stock and Conversion of Mandatorily Redeemable Convertible Preferred Stock:

In December 2004, certain shareholders of the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock and in connection with such offering a portion of the Company’s mandatorily redeemable convertible preferred stock was converted into common stock.  Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock.  The Company received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company recorded two non-recurring charges in the fourth quarter of 2004.  A non-cash charge of $12.9 million related to the conversion of the mandatorily redeemable convertible preferred stock was recorded.  This charge represented the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities.  This charge has been included in “deemed preferred dividends and accretion” in the consolidated statements of operations.

The Company also recorded transaction costs of $1.1 million related to the secondary offering.  The $1.1 million of transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations.

Repurchase of Long-term Debt:

During 2004, the Company repurchased $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases, which resulted in a $3.2 million loss on the early retirement of debt. The loss on early retirement of debt resulted from premiums paid upon repurchase of $2.2 million and a write-off of unamortized deferred financing costs and original issuance discount of $1.0 million remaining from the original issuance of the securities.

Increase in Equity Ownership:

During the fourth quarter of 2004, BHA Aero Composites Parts Co. (“BHA”) and its equity owners (Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corp. 1 (“AVIC”)) reached agreement on a re-capitalization of BHA and a refinancing of BHA’s third party loans.  Pursuant to the terms of the agreement, Hexcel and Boeing International agreed to purchase newly issued registered capital of BHA for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  Upon the completion of the equity investment, BHA will refinance its existing bank loans with a new five year bank term loan.  The new five year bank term loan will be supported by guarantees from Boeing and AVIC.  In addition, as part of the refinancing, Hexcel has agreed to reimburse Boeing and AVIC a proportion of the losses they will incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supports BHA’s current bank loan, would terminate and would not be reissued.  On January 19, 2005, Hexcel and Boeing International made their respective cash equity investments of $7.5 million in BHA.  The refinancing of BHA’s bank debt was completed on January 26, 2005 and Hexcel’s standby letter of credit terminated on February 15, 2005.

Results of Operations

Hexcel has three reportable segments: Reinforcements, Composites and Structures.  Although these strategic business units provide customers with different products and services, they often overlap within four end market segments: Commercial Aerospace, Industrial, Space & Defense, and Electronics.   The Company finds it meaningful to evaluate the performance of its segments through the four end market segments.  Further discussion and additional financial information about the Company’s segments may be found in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2004 Compared to 2003

Net Sales:  Consolidated net sales of $1,074.5 million for 2004 were $177.6 million, or 19.8% higher than the $896.9 million of net sales for 2003. The increase came from growth in the Company’s revenues from all four of its major market segments along with a favorable impact from changes in foreign currency exchange rates.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2004 as in 2003 (“in constant currency”), consolidated net sales for 2004 would have been $149.2 million higher than the 2003 net sales of $896.9 million at $1,046.1 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2004 and 2003:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2004 Net Sales
Reinforcements	$64.6	$193.0	$—	$61.8	$319.4
Composites	337.6	164.1	182.2	—	683.9
Structures	60.3	—	10.9	—	71.2
Total	$462.5	$357.1	$193.1	$61.8	$1,074.5
	43%	33%	18%	6%	100%

2003 Net Sales
Reinforcements	$51.1	$128.9	$—	$52.8	$232.8
Composites	273.6	146.0	165.2	—	584.8
Structures	65.2	—	14.1	—	79.3
Total	$389.9	$274.9	$179.3	$52.8	$896.9
	43%	31%	20%	6%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $72.6 million or 18.6% to $462.5 million for 2004 as compared to net sales of $389.9 million for 2003.  In constant currency, net sales to the commercial aerospace market segment increased $63.9 million, or 16.4%, to $453.8 million.  In constant currency, the net sales by the Reinforcements business segment were $62.5 million, up 22.3% from 2003.  The net sales of Composites business segment in constant currency were $331.0 million, up 21.0% from 2003.  There was no exchange rate impact on sales by the Structures business segment.  The net sales of the Structures business segment to commercial aerospace applications declined by $4.9 million or 7.5% to $60.3 million as fabrication of composite structures continued to be transferred to the Asian Composites and BHA Aero joint ventures.

In the second half of 2004, the Company saw the benefit of the announcements by Boeing and Airbus that they will increase the number of aircraft they manufacture and deliver in 2005 and 2006 compared to 2004.  As the Company delivers its products on average six months ahead of when its customers deliver their aircraft, this resulted in increased commercial aerospace revenues in the second half of 2004 compared to the second half of 2003.  The Company has also benefited from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials and the ramp up of production related to the new Airbus A380 program.

The primary near term driver of Hexcel’s commercial aerospace revenues is the number of new large commercial aircraft manufactured.  In 2004, Boeing delivered 285 aircraft compared to 281 in 2003.  Airbus delivered 320 aircraft in 2004, up from 305 aircraft in 2003.  Both Boeing and Airbus have announced they anticipate higher deliveries in 2005.  Industry and Wall Street analysts project deliveries increasing 10-15% in 2005 compared to 2004 with further increases anticipated in 2006.  The improved demand for new large commercial aircraft is being driven by growth in passenger traffic, particularly in Asia and Europe, requiring airlines to expand their fleets.  Increases in oil prices are also reported to be encouraging airlines to purchase newer more fuel efficient aircraft.  As Hexcel delivers its materials on average six months ahead of the delivery of an aircraft, the growth in Hexcel’s revenues leads the growth in aircraft deliveries.

Over time, the Company’s commercial aerospace revenues expand as the average composite content of large commercial aircraft increases.  With each successive generation of large commercial aircraft, the aircraft manufacturers have increased the proportion of composites used in the manufacture of the airframe compared to traditional materials.  In 2004, Hexcel’s average sales per aircraft benefited from its sales to the Airbus A380 program ahead of its testing and certification programs in 2005 and the first deliveries anticipated in 2006.  The A380 is both the largest commercial aircraft yet built and has the highest composite content of any aircraft in production at 22% by weight.  The Company’s revenues from the A380 program are expected to continue to grow in 2005.

Industrial:  Net sales of $357.2 million for 2004 increased by $82.3 million, or 29.9%, compared to net sales of $274.9 million in 2003. In constant currency, net sales to the industrial market segment increased $69.3 million or 25.2%, to $344.2 million on strong growth in reinforcement fabrics used in military body armor and other ballistic applications.  Sales of composite materials used in recreational products and in wind energy applications also increased year-on-year.  Revenues from other industrial applications, including architectural and automotive segments, showed mixed results.

The Company’s sales of reinforcement fabrics used in ballistic applications increased 63.7% compared to 2003 as the Company’s customers received additional orders from the U.S. military services.   Conditions remain favorable for demand for the Company’s ballistic products to continue at current levels in 2005.  Supply of the fibers used in the manufacture of reinforcement fabrics for these applications is now capacity limited and may constrain growth in revenues above current levels.

Sales in composite materials used to manufacture wind turbine blades grew 54% compared to 2003.  Global installed wind generating capacity continued to grow in 2004 despite a lower rate of installation in the U.S. due to the expiration of the production tax credit (“PTC”).  Congress renewed the PTC on September 28, 2004 which is anticipated to spur increased installations in 2005.  The Company’s customers are based in Europe and install new wind turbines worldwide.  The Company’s revenues from wind energy applications grew in 2004 as a result of both the growth in installations but also share gains at two key customers.  These factors are anticipated to again result in double digit percentage growth in revenues in 2005, leading the growth in Hexcel’s industrial market segment.

While sales of composite products to recreational applications grew in 2004, the tightening in the supply of carbon fiber, particularly as commercial aerospace demand increases, is restricting the available supply of carbon fiber to industrial markets including recreation and affecting the Company’s and other producers ability to supply products for these applications.  These trends are anticipated to restrain the growth of revenues from recreational applications in 2005.

Space & Defense:  Net sales of $193.0 million increased $13.7 million, or 7.6%, for 2004 as compared to net sales of $179.3 million for 2003.  On a constant currency basis, net sales to the space & defense market segment increased $8.5 million, or 4.7%, to $187.8 million.  The year-on-year growth was led by increased production of the F-22 Raptor, and higher demand for many U.S. and European helicopter and helicopter blade replacement programs, despite the cancellation of the Comanche helicopter program during the first quarter of 2004.  Sales to the Comanche program were $4.4 million and $13.5 million during 2004 and 2003, respectively.

The Company continues to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs, including the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, and the Blackhawk, the Tiger and the NH90 helicopters.  In addition, the EADS A400M military transport aircraft and the F-35 (joint strike fighter or JSF) are currently under development and should enter low rate initial production later in the decade.  While there has been media speculation associated with the 2005 quadrennial review by the U.S. Department of Defense that there will be reductions in procurement of certain programs, such changes, if made, will not impact 2005 revenues.  Further, such changes, if they occur, will likely be more than offset by the benefit of new programs such as the A400M and the F-35.

Space applications for advanced structural materials include solid rocket booster cases; fairings and payload doors for launch vehicles; and buss and solar arrays for military and commercial satellites.  The production of both launch vehicles and satellites has declined earlier in the decade from a peak in the late 1990s, but has been relatively stable in 2004 versus 2003.

The revenues that the Company derives from military and space programs tend to vary quarter to quarter based on customer ordering patterns and manufacturing campaigns.

Electronics: Net sales of $61.8 million in 2004 increased $9.0 million, or 17.0%, as compared to net sales of $52.8 million for 2003.  On a constant currency basis, net sales to the electronics market segment increased $7.5 million, or 14.2%, to $60.3 million.  The Company’s focus on advanced technology materials and specialty applications, together with some recovery in industry demand, contributed to enhanced performance in this market segment during 2004.  While the Company remains focused on high-technology and specialty applications for its electronic materials and is targeting further growth in this market, future performance in this segment remains difficult to predict.

Gross Margin: Gross margin for 2004 was $229.1 million, or 21.3% of net sales, compared to gross margin of $174.5 million, or 19.5% of net sales, in 2003.  The $54.6 million year-on-year improvement in gross margin on increased sales of $177.6 million was a 30.7% incremental margin.  The improvement reflected the impact of the contribution from higher net sales and the Company’s efforts to sustain the reductions it obtained in its fixed costs as a result of its prior restructuring initiatives.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $113.1 million, or 10.5% of net sales, for 2004 compared with $95.0 million, or 10.6% of net sales, for 2003.  The increase in SG&A expenses reflects, among other factors, a $2.3 million provision against accounts receivable from Second Chance Body Armor following their Chapter 11 bankruptcy filing on October 17, 2004, $4.1 million in implementation and first year audit fees related to Section 404 of the Sarbanes-Oxley Act, higher incentive compensation, transaction expenses of $1.1 million related to the secondary offering of the Company’s common stock in December 2004 and the impact of higher foreign currency exchange rates.

Research and Technology (“R&T”) Expenses: R&T expenses for 2004 were $21.3 million, or 2.0% of net sales, compared with $17.7 million, or 2.0% of net sales, for 2003.  The $3.6 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities as well as the impact of higher foreign currency exchange rates.

Other Income (Expense), Net:  Other expense, net for 2004 was $3.0 million compared to other income of $2.2 million in 2003. During 2004, the Company recorded an accrual of $7.0 million in connection with a stipulation of settlement for the same amount, signed with the plaintiffs on September 30, 2004, in the ongoing carbon fiber federal class action case. The settlement was approved by the court on January 31, 2005 and the Company paid the settlement amount in full.  The Company denied and continues to deny the allegations in this case, but believes that the costs of continuing defense outweighed the costs of settlement. In addition, the Company sold surplus land at one of its U.S. manufacturing facilities for net cash proceeds of $6.5 million and recognized a net $4.0 million gain on the sale.  During 2003, the Company sold certain assets of its Structures business segment for net cash proceeds of $5.7 million, recognizing a net gain of $2.2 million. Refer to Note 21 to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Operating Income: Operating income for 2004 was $88.8 million, or 8.3% of net sales, compared with operating income of $60.0 million, or 6.7% of net sales, for 2003.  The increase in operating income was driven by increased net sales within commercial aerospace and industrial market applications and a higher gross margin, which was partially offset by higher SG&A and R&T expenses as well as Other Expense described above.  Business consolidation and restructuring expenses were $2.9 million in 2004, compared to $4.0 million in 2003.

Operating income for the Reinforcements business segment increased $23.5 million, as compared with 2003, to $39.7 million.  The improvement in operating income was driven by the operating leverage of higher sales revenues coupled with continued control of overhead spending.  With growth in all markets, Reinforcement revenues were 37.2% higher than in 2003.  The Composites segment’s operating income increased $22.3 million in 2004 to $89.1 million.  Year-on-year sales growth of 16.9% together with cost control drove this improvement.  The Structures segment’s operating income decreased by $0.4 million compared with 2003 to $3.8 million, primarily reflecting the 2003 gains of $2.2 million from the sale of certain assets.  During the year, the business segment continued the process of transferring the fabrication of composite components to its BHA Aero and Asian Composites joint ventures.  The changing pattern of work performed in the business segment’s U.S. facilities improved profitability, despite lower sales revenues.

The Company did not allocate corporate operating expenses of $43.8 million and $27.2 million to operating segments in 2004 and 2003, respectively.  The year-on-year increase in corporate operating expenses of $16.6 million includes $4.1 million for the implementation and first year professional fees related to Section 404 of the Sarbanes-Oxley Act, $3.1 million for incentive compensation, $7.0 million related to a litigation settlement and $1.1 million of expenses related to the secondary offering of the Company’s common stock in December 2004.

Interest Expense:  Interest expense for 2004 was $47.7 million compared to $53.6 million for 2003. The $5.9 million decline in interest expense reflected lower outstanding debt resulting primarily from the redemption of $44.8 million of its senior subordinated notes during the year together with the benefit of interest rate swap agreements. During 2003, the Company lowered its outstanding debt by $138.3 million, reducing cash interest expense by $6.7 million. Refer to Note 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Non-Operating (Income) Expense, Net:  Non-operating expense, net for 2004 was $2.2 million compared to $2.6 million in 2003. During 2004, the Company recognized a $3.2 million loss on the early retirement of debt resulting primarily from the redemption of $44.8 million of its senior subordinated notes during the year.  The loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

During 2003, the Company recognized net non-operating expense of $2.6 million.  In connection with the refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  This loss was partially offset by a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.  Refer to Note 23 to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Provision for Income Taxes:  The provisions for income taxes of $11.2 million and $13.5 million for 2004 and 2003, respectively, were primarily for taxes on European income and included a non-cash valuation allowance of $4.7 million in 2003 on a deferred tax asset previously recognized by the Company’s Belgian subsidiary.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  For additional information, see Note 13 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies was $1.1 million in 2004 as compared to an equity loss of $1.4 million in 2003. The year-over-year improvement resulted from higher equity in earnings reported by TechFab, the Reinforcements business segment’s joint venture, and lower equity in losses associated with the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.  With the benefit of additional fabrication work being transferred to the Asian joint ventures and higher commercial aircraft production rates, it is anticipated that the financial performance of the China and Malaysia joint ventures will continue to improve in 2005.

Equity in losses of affiliated companies of $1.4 million in 2003 primarily reflected losses reported by the Structures business segment’s BHA Aero and Asian Composites joint ventures as they continued to ramp up production of aerospace composite structures, partially offset by equity in earnings of TechFab.

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

Deemed Preferred Dividends and Accretion:  The Company recognized deemed preferred dividends and accretion of $25.4 million and $9.6 million for 2004 and 2003, respectively.  Included in deemed preferred dividends and accretion for 2004 is an accelerated charge of $12.9 million resulting from the conversion of a portion of mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004. Until such time as the remaining mandatorily redeemable convertible preferred stock is converted to Hexcel common stock or redeemed, the accretion of certain deductions for accrued dividends, discount, beneficial conversion feature, and deferred issuance costs will be reported as a reduction of net income (loss) in arriving at net income (loss) available to common shareholders.  Deemed preferred dividends and accretion is a non-cash expense at the time of recognition.  For additional information, see Note 10 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income (Loss) Available to Common Shareholders and Net Income (Loss) Per Common Share:

(In millions, except per share data)	2004	2003
Net income (loss) available to common shareholders	$3.4	$(20.7)
Diluted net income (loss) per common share	$0.08	$(0.54)
Diluted weighted average shares outstanding	42.1	38.6

The Company’s convertible subordinated debentures, due 2011, and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2004 and 2003 as they were anti-dilutive.  A portion of the Company’s stock options were excluded from the computation of diluted net income per common share for the year ended December 31, 2004 and all of the Company’s stock options and restricted stock were excluded from the computation of diluted net loss per common share for the year ended December 31, 2003 as they were anti-dilutive.  In addition, the Company’s convertible subordinated notes, due 2003, were excluded from the computation of diluted net loss per common share for the year ended December 31, 2003.  The convertible subordinated notes, due 2003, were repaid in full on March 19, 2003.  For additional information, see Notes 14 and 15 to the accompanying consolidated financial statements of this Annual Report on  Form 10-K.

2003 Compared to 2002

Net Sales:  Consolidated net sales of $896.9 million for 2003 were $46.1 million, or 5.4%, higher than the $850.8 million of net sales for 2002, primarily through growth in space and defense markets and a favorable impact of changes in foreign currency exchange rates.  Space and defense revenues increased $31.8 million, or 21.6%, year-on-year, reflecting higher military aircraft production and non-recurring revenues associated with an aircraft in development and tooling.  Approximately $6.8 million of the increase to these markets was due to foreign currency exchange rates.  Since the end of 2002, the Euro and the British pound sterling have strengthened against the U.S. dollar increasing the dollar value of sales made in euros and pounds.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in 2003 as in 2002 (“in constant currency”), consolidated net sales for 2003 would have been $6.5 million higher than the 2002 net sales of $850.8 million at $857.3 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2003 and 2002:

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

Commercial Aerospace:  Net sales to the commercial aerospace market decreased slightly to $389.9 million for 2003 as compared to net sales of $391.1 million for 2002.  Although sales by the Reinforcements and Composites business segments were up over 4.3% and 6.6%, respectively, revenues from the Structures business segment declined 23.7% reflecting year-on-year reductions in Boeing’s commercial aircraft build rates and continued transition of work to the Company’s Asian joint ventures.  In constant currency, total sales to the commercial aerospace market declined by $11.9 million, or 3.0%, compared to 2002.  Net sales by the Reinforcements and Composites business segments would have been $47.8 million and $266.2 million, respectively.  There was no exchange rate impact on sales by the Structures business segment.

Industrial:  Net sales of $274.9 million for 2003 increased by $21.0 million, or 8.3%, compared to net sales of $253.9 million in 2002.  The strength of the Euro inflated the value of 2003 sales of certain products, such as products used in wind energy, architectural and recreational product applications.  In constant currency, net sales to the industrial market were comparatively flat year-over-year.  Both sales of reinforcement fabrics used in soft body armor and sales of composite materials used in recreational equipment showed double-digit growth in 2003.  Wind energy revenues were lower in the second half of 2003 compared to the second half of 2002, and for the full year, due to customer requirements and new product transitions.  Revenues from all other products used in other industrial market applications, including architectural and automotive applications, showed mixed results.

Space & Defense:  Net sales of $179.3 million increased $31.8 million, or 21.6%, in 2003.  In constant currency, net sales to the space & defense market were up $25.0 million, or 16.9%, year-on-year.  The increase was led by higher aircraft production, as well as $7.2 million of non-recurring tooling revenues associated with development of the Comanche program.

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

Other Income (Expense), Net:  During 2003, the Company sold certain assets of its Structures business segment in two separate transactions for combined proceeds of $5.7 million, net of customary closing costs, and recognized an aggregate gain of $2.2 million.  There were no items related to other income or expense in 2002.

Operating Income: Operating income for 2003 was $60.0 million, or 6.7% of net sales, compared with operating income of $60.2 million, or 7.1% of net sales, for 2002.  The decline in operating income was driven by higher SG&A, R&T, and business consolidation and restructuring expenses, partially offset by the year-over-year increase in gross margin.  Business consolidation and restructuring expenses were $4.0 million in 2003 compared to $0.5 million in 2002, and primarily related to an increase in equipment relocation and re-qualification costs that were expensed as incurred.

Operating income at the Reinforcements business segment declined $3.4 million, as compared with 2002, to $16.2 million.  The decline was due to higher SG&A and R&T expenses of $1.5 million and a $2.3 million increase in business consolidation and restructuring expenses, partially offset by an increase in gross margin of $0.4 million.  The Composites segment’s operating income increased $1.0 million year-over-year to $66.8 million in 2003.  Although SG&A and R&T expenses increased $10.5 million from 2002, gross margin improved by $11.4 million and restructuring expenses declined $0.1 million year-over-year.  The Structures segment’s operating income improved by $3.8 million compared with 2002 to $4.2 million, primarily reflecting higher gross margin and the $2.2 million of gains on the sale of certain assets.  The Company did not allocate corporate operating expenses of $27.2 million and $25.6 million to operating segments in 2003 and 2002, respectively.

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

Non-Operating Income (Expense), Net: During 2003, the Company recognized non-operating expense, net of $2.6 million.  In connection with its refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  This loss was partially offset by a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

During 2002, the Company recognized non-operating income of $10.3 million.  In 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The Company also recognized a $0.5 million gain in 2002 on the early retirement of debt, related to the repurchase of $1.8 million of its 7% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.  The debt was repurchased at market prices, which resulted in a gain.

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

Equity in Losses of and Write-down of an Investment in Affiliated Companies:  Equity in losses of affiliated companies was $1.4 million in 2003 primarily reflecting losses reported by the Structures business segment’s joint ventures in China and Malaysia as they continued to ramp up production of aerospace composite structures, partially offset by equity in earnings of TechFab, a Reinforcement business segment joint venture in the U.S.

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

During 2003, the Company exercised its option to sell its remaining interest in ASCO for $23.0 million in cash, and also sold its equity interest in its European reinforcement products joint venture, Interglas, for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gains or losses were recorded as a result of these transactions, as the Company had previously written down the carrying value of its remaining equity investment in ASCO to its estimated fair market value of $23.0 million in 2002 and had recognized a full impairment of its remaining equity interest in Interglas in 2001.

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

Net Loss Available to Common Shareholders and Net Loss Per Common Share:

(In millions, except per share data)	2003	2002
Net loss available to common shareholders	$(20.7)	$(13.6)
Diluted net loss per common share	$(0.54)	$(0.35)
Diluted weighted average shares outstanding	38.6	38.4

The Company’s convertible subordinated notes, due 2003, convertible subordinated debentures, due 2011, and all stock options and restricted stock were excluded from the 2003 and 2002 computations of diluted net loss per common share as they were anti-dilutive.  The convertible subordinated notes, due 2003, were repaid in full in March 2003.  In addition, the Company’s mandatorily redeemable convertible preferred stock issued on March 19, 2003 was excluded from the 2003 computation as it was anti-dilutive.  For additional information, see Notes 14 and15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

Livermore 2004 Program

In January 2004, the Company announced the consolidation of the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  During the year ended December 31, 2004, the Company recognized $0.8 million of expense, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  For the year ended December 31, 2004, the Company recognized business consolidation and restructuring expenses of $2.0 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

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

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999.  The primary purpose of these programs was to integrate acquired assets into the Company, and to close or restructure insufficiently profitable facilities and activities.  In 2002, the Company recognized a change in estimate reducing business consolidation expenses related to these programs by $0.5 million, as actual employee severance was lower than previously expected.  In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.  Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million and $1.6 million in 2003 and 2002, respectively.  Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2004, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2002	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)
Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustments	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Total non-cash items	—	—	—
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	2.1	3.0
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	2.1	2.9
Cash expenditures	(2.0)	(2.7)	(4.7)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3

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

Hexcel uses its actual return experience, future expectations of long-term investment returns, and its actual and targeted asset allocations to develop its expected rate of return assumption used in the net periodic cost calculations of its funded U.S. and European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between the Company’s expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is amortized over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  As actual returns experience over the past three years were less than the expected returns for certain of the Company’s defined benefit retirement plans, the shortfall between actual and expected returns will be recognized in the net periodic pension cost calculations over a number of subsequent years, along with any other differences arising in future years.  In addition, as a result of an annual review of historical returns and recent asset allocations, the Company’s expected long-term return on the U.S. defined benefit retirement plan assets for the 2005 plan year will remain at 7.5%.

Hexcel annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  Recent declines in discount rates have increased the Company’s net periodic costs for the three years ended December 31, 2004 and the unfunded status of the Company’s funded plans as of December 31, 2004 and 2003.  The discount rate assumption used to calculate net periodic retirement related costs for the U.S. plans in 2004 was 5.75% compared to a discount rate of 6.0% used in 2003 and 6.75% used in 2002.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by the Company based upon its long-term plans for such increases and assumed inflation.   Rates used by the Company have remained relatively constant over the past three years and are expected to remain constant for 2005.  For the postretirement health care and life insurance benefits plan, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

Significant Customers

Approximately 19.3%, 22.7% and 23.9% of the Company’s 2004, 2003 and 2002 net sales, respectively, were to Boeing and its subcontractors.  Of the 19.3% of sales to Boeing and its subcontractors in 2004, 13.0% and 6.3% related to commercial aerospace and space and defense market applications, respectively.  Approximately 20.7%, 19.6% and 16.3% of the Company’s 2004, 2003 and 2002 net sales, respectively, were to EADS, including Airbus, and its subcontractors.  Of the 20.7% of sales to EADS and its subcontractors in 2004, 17.5% and 3.2% related to commercial aerospace and space and defense market applications, respectively.

(in millions)	2004	2003	2002
Commercial:
Boeing and subcontractors	$139.5	$137.8	$145.3
EADS and subcontractors	187.7	145.7	120.9
Total	$327.2	$283.5	$266.2

Space & Defense:
Boeing and subcontractors	$67.4	$65.4	$57.6
EADS and subcontractors	34.4	30.2	17.5
Total	$101.8	$95.6	$75.1

Note:      Certain prior years’ revenues have been reclassified to conform with the 2004 presentation.

Financial Condition

Liquidity:  As of December 31, 2004, the Company had cash and cash equivalents of $57.2 million and undrawn availability under its senior secured credit facility of $65.3 million.  In addition, as of December 31, 2004, Hexcel had 20.0 million Euros of undrawn borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.

As of December 31, 2004, the Company’s total debt, net of cash, was $374.2 million, a decrease of $67.5 million from $441.7 million as of December 31, 2003.  The decrease is a result of the Company’s positive cash flow from operating activities, cash of $6.5 million received from the sale of surplus land, and cash of $3.0 million received in dividends from an affiliated company.  During 2004, the Company used some of its excess cash on hand to repurchase $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Refinancing: During the first quarter of 2005, the Company has taken a series of actions to refinance substantially all of its long-term debt.  The purpose of this refinancing is to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long term debt.  The refinancing actions have been:

•                  On January 27, 2005, the Company entered into an agreement to issue $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.

•                  On January 31, 2005, the Company initiated a tender offer and consent solicitation with respect to its

9.875% senior secured notes, due 2008.  The completion was subject to various conditions, including the closing of a new senior secured credit facility.

•                  On February 1, 2005, the Company closed the issuance of $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.  The notes were offered pursuant to Rule 144A under the Securities Act of 1933 with registration rights.  The Company announced that $194.9 million of the net proceeds from the offering were remitted to the trustee for Hexcel’s 9.75% senior subordinated notes due 2009 for the purpose of redeeming $185.3 million principal amount of such notes (including the related accrued interest and call premium).

•                  On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  The spread over LIBOR payable on advances under the facility is based on leverage.  Initially the interest rate on the term loan is LIBOR + 175bps and on the revolving loan the interest rate is initially LIBOR +200bps.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

Proceeds from a portion of the term loan under the New Facility were used to repurchase all of the outstanding $125.0 million principal amount of Hexcel’s 9.875% senior secured notes due 2008 pursuant to the previously announced tender offer and consent solicitation.  The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment in accordance with the terms of the Offer to Purchase and Consent Solicitation Statement dated January 31, 2005 was $1,112.60.  In addition, the New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.

•                  Also on March 1, 2005, the Company announced that it had called for redemption the remaining $100.0 million principal amount of its 9.75% senior subordinated notes, due 2009, and the remaining $19.25 million principal amount of its 7% convertible subordinated debentures, due 2011.  The redemption price for the 9.75 Senior Subordinated Notes is 103.9% or $103.9 million plus accrued interest.  The redemption price for the 7% convertible subordinated debentures is 100% plus accrued interest.  The redemption date for each is March 31, 2005.  The redemptions will be financed utilizing cash on hand together with advances under the term loan and revolving loan of its New Facility.

As a result of these actions, by March 31, 2005, the Company will have refinanced all of its long term debt, except for its capital lease obligations, at interest rates substantially lower than those paid for its existing long-term debt.

The premiums to tender for the 9.875% senior secured notes due 2008 and to call the 9.75% senior subordinated notes due 2009 were $25.2 million.  Cash transaction costs incurred with the issuance of the new debt and the redemption of existing debt are estimated to be approximately $13.0 million.  The Company will record a charge in the first quarter of 2005 related to the premiums paid, the transaction costs associated with the repayment of debt and the unamortized capitalized financing costs and unamortized original issuance discount associated with the debt redeemed.  In addition, the Company will cancel its interest rate swaps related to $100.0 million of its 9.75% senior subordinated notes, due 2009, with a payment of their fair value on the settlement date.  The fair value as of February 28, 2005 was $2.9 million compared to $1.4 million as of December 31, 2004.  This settlement will also be expensed in the first quarter of 2005. (see Note 2 to the accompanying consolidated financial statements in this Annual Report on Form 10-K).

Credit Facilities: On March 19, 2003, Hexcel entered into a $115.0 million asset-backed senior secured credit facility (“Senior Secured Credit Facility”) with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the Senior Secured Credit Facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  This credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventories, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, the U.K., Austrian and German borrowers have facility sub-limits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under this credit facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The credit facility also provides for the payment of customary fees and expenses.

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

Hexcel is required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total and senior debt to EBITDA), fixed charge coverage (the ratio of EBITDA, less capital expenditures and cash taxes, plus cash dividends, to the sum of cash interest and scheduled debt amortization), and capital expenditures (not to exceed specified annual expenditures).  This credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  The Senior Secured Credit Facility also contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2004, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

As of December 31, 2004, the Company had no outstanding borrowings and had issued letters of credit totaling $21.7 million, of which $11.1 million supported a third-party loan to BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), under the Senior Secured Credit Facility.  As a result of the recapitalization and refinancing of BHA Aero in the first quarter of 2005, the $11.1 million standby letter of credit to support BHA Aero terminated on February 15, 2005 and is not required to be reissued (see Notes 7 and 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).  The borrowing base under the credit facility was $86.6 million as of December 31, 2004, providing the Company with undrawn revolver and overdraft revolver availability of $65.3 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.

To provide additional liquidity for its French operations, if required, in 2003 Hexcel entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries through January 2007.  As of December 31, 2004, the Company did not have any outstanding borrowings under this factoring facility.  In addition, the Company has available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements.  These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Operating Activities: Net cash provided by operating activities was $85.9 million in 2004, or $39.0 million higher than net cash provided by operating activities in 2003. The year-on-year increase in net cash provided by operating activities was primarily due to an improvement in net income and lower business consolidation and restructuring payments. Net working capital decreased slightly in 2004 reflecting the impact of increases in accounts payable and accrued liabilities offset in part by increases in accounts receivable and inventories as a result of higher sales revenues.

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

Investing Activities:  Net cash used for investing activities was $28.6 million in 2004.  Cash used for capital expenditures of $38.1 million was offset in part by proceeds of $6.5 million from the sale of surplus land and dividends from an affiliated company of $3.0 million.  With continued focus on productivity improvements and the incremental capacity requirements required by revenue growth, the Company anticipates cash used for capital expenditures to increase to about the level of depreciation expense in 2005.  In addition, on February 10, 2005, the Company announced its intention to expand its carbon fiber manufacturing capacity by about 40% at a cash cost of approximately $80.0 million to be incurred over the period 2005 to 2007.

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

Financing Activities:   Net cash used for financing activities was $41.6 million in 2004.  During 2004, the Company utilized cash provided by operating activities, net of cash used for investing activities, together with $12.8 million of cash from activity under the Company’s stock plans to pay down outstanding borrowings under the Senior Secured Credit Facility, repay other long-term debt and capital lease obligations, and to repurchase, at a premium, $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Net cash used for financing activities was $26.9 million in 2003.  On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash; the issuance of $125.0 million aggregate principal amount of 9.875% senior secured notes due 2008, in which the Company received $123.7 million in cash after discount; and the establishment of a $115.0 million senior secured credit facility.  The proceeds from the sale of mandatorily redeemable convertible preferred stock were used to provide for the redemption of $46.9 million of the Company’s 7% convertible subordinated notes, due 2003, and to reduce senior debt outstanding under the Company's then existing senior credit facility.  The remaining advances under the then existing senior credit facility were repaid with proceeds from the issuance of the Company’s 9.875% senior secured notes, due 2008, and modest drawings under the new senior secured credit facility.  In total, $179.7 million in borrowings under the existing senior credit facility were repaid in the refinancing.  In addition, the Company paid $14.1 million of issuance costs related to the refinancing in the first quarter of 2003.

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

Financial Obligations and Commitments:  As of December 31, 2004, current maturities of notes payable and capital lease obligations were $1.0 million.  With the benefit of the Company’s refinancing in March of 2003, the Company’s next significant scheduled debt maturity will not occur until 2008, with annual debt and capital leases maturities of approximately $2.0 million prior to 2008.  Debt obligations maturing in 2005 include $0.7 million of drawings under certain European credit and overdraft facilities and $0.3 million due under certain capital lease obligations.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

On March 19, 2003, as part of its refinancing, the Company entered into the Senior Secured Credit Facility.  There were no borrowings under the facility as of December 31, 2004.  In addition, letters of credit totaling $21.7 million, of which $11.1 million supported a third-party loan to BHA Aero, were issued under the Senior Secured Credit Facility.  As of December 31, 2004, the borrowing base under the credit facility was $86.6 million, providing the Company with undrawn revolver and overdraft revolver availability of $65.3 million, after deduction of advances, letters of credit outstanding and other adjustments.  Hexcel is able to issue letters of credit up to a sub-limit of $50.0 million, subject to availability, under this credit facility.  Borrowings under the Senior Credit Facility mature on March 31, 2008.

The 7% convertible subordinated debentures, due 2011, require annual mandatory redemptions of $1.8 million through a sinking fund, with the principal balance due at maturity.  The Company satisfied the 2005 annual sinking fund requirement in 2004.  The next sinking fund payment is required prior to August 1, 2006.  The outstanding principal of $125.0 million under the 9.875% senior secured notes and the outstanding $285.3 million principal amount under the 9.75% senior subordinated notes mature on October 1, 2008 and January 15, 2009, respectively.

Total letters of credit issued and outstanding were $24.3 million as of December 31, 2004, of which $11.1 million was issued in support of a third-party loan to the BHA Aero.  Approximately $21.7 million of these letters of credit were issued under the Senior Secured Credit Facility, with the remaining $2.6 million issued separately from this credit facility.  In connection with the refinancing of BHA Aero’s bank debt, Hexcel’s $11.1 million standby letter of credit was terminated on February 15, 2005 and will not be reissued.  While the letters of credit issued on behalf of the Company will expire under their terms in 2005, with the exception of the BHA Aero letter of credit, most, if not all, will be re-issued.

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

In December 2004, certain shareholders of the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock and in connection with such offering a portion of the Company’s mandatorily redeemable convertible preferred stock was converted into common stock.  Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock (see Notes 10 and 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K).

The following table summarizes the scheduled maturities as of December 31, 2004 of financial obligations and expiration dates of commitments for the years ended 2005 through 2009 and thereafter.

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Senior Secured Credit Facility	$—	$—	$—	$—	$	$—	$—
European credit and overdraft facilities	0.7	—	—	—	—	—	0.7
9.875% senior secured notes (a)	—	—	—	125.0	—	—	125.0
9.75% senior subordinated notes (b)	—	—	—	—	285.3	—	285.3
7.0% convertible subordinated debentures	—	1.8	1.8	1.8	1.8	12.0	19.2
Capital leases	0.3	0.3	0.3	0.4	0.4	2.4	4.1
Subtotal	1.0	2.1	2.1	127.2	287.5	14.4	434.3
Operating leases	5.9	4.8	3.2	2.3	1.9	6.5	24.6
Total financial obligations (c)	$6.9	$6.9	$5.3	$129.5	$289.4	$20.9	$458.9

Letters of credit (c)	$24.3	$—	$—	$—	$—	$—	$24.3
Interest payments (c)	41.5	41.5	41.5	35.3	15.3	2.0	177.1
Benefit plan contributions	5.8	—	—	—	—	—	5.8
Total commitments	$71.6	$41.5	$41.5	$35.3	$15.3	$2.0	$207.2

(a)                At December 31, 2004, the unamortized discount on the $125.0 million of 9.875% senior secured notes issued March 19, 2003 was $0.9 million.

(b)               At December 31, 2004, the unamortized discount on the additional $100.0 million of 9.75% senior subordinated notes, issued June 29, 2001, was $0.6 million.  In addition, the notes were reduced by the fair value basis adjustment of $1.4 million attributable to certain interest rate swap agreements.

(c)                Due to the refinancing in the first quarter of 2005 of certain of the Company’s debt, scheduled maturities have subsequently changed.  See Notes 2 and 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further discussion on the refinancing transactions.

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

Critical Accounting Policies

The consolidated financial statements of Hexcel are prepared based upon the selection and application of accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect amounts reported in the Company’s financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any such differences may be significant to the financial statements.  The accounting policies below are those management believes are the most critical to the preparation of the Company’s financial statements and require the most difficult, subjective and complex judgments.  The Company’s other accounting policies are described in the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.

Accounts Receivable:

Hexcel ensures that accounts receivable balances are reported at net realizable value by establishing an appropriate allowance for doubtful accounts. The allowance for doubtful accounts is based upon, among other factors, a review of the credit-worthiness of its customers, the historical loss experience of the Company, and the economic environment within which the Company operates, and requires a considerable amount of judgment.  Hexcel estimates its allowance for doubtful accounts based upon two sets of criteria: a review of specifically identified individual customer accounts that are evaluated for collectibility, and an overall evaluation of the collectibility of the Company’s total accounts receivable.

Individual specific customer accounts are reviewed for collectibility when, based upon current information and events, there exists a potential write-off of all, or a portion, of a customer’s outstanding receivable balance.  Factors considered in assessing collectibility include a customer’s extended payment delinquency, an assessment of a customer’s credit-worthiness and a consideration of a customer’s request for restructuring, or its filing for protection under the bankruptcy code.  An allowance for doubtful accounts is established based upon the Company’s assessment of the uncollectible portion of the accounts receivable balance.

In addition, an overall evaluation of the collectibility of the Company’s total accounts receivable balance is performed by giving consideration to such factors as past collection experience, available credit insurance, customer and industry trends, economic and market conditions, the financial condition of customers (i.e. bankruptcy, liens, increases in days sales outstanding), and current overall aging trends when compared to the previous years’ aging of accounts receivable. Based upon this evaluation, an additional allowance for doubtful accounts may be established.

Hexcel’s total allowance for doubtful accounts at December 31, 2004 and 2003 was $6.5 million and $4.2 million, respectively, representing 4.1% and 3.2% of gross accounts receivable at December 31, 2004 and 2003, respectively.  The increase in the allowance for doubtful accounts at December 31, 2004 is the result of the recording in the third quarter of 2004 a $2.3 million allowance against the accounts receivable of a ballistic customer that filed for protection under Chapter 11 of the U.S. bankruptcy code.

Although Hexcel cannot predict when, or if, a customer’s account will become uncollectible, or when an overall evaluation of the total accounts receivable balance will result in a change in the allowance for doubtful accounts, for illustration purposes, the Company has calculated the impact on the allowance for doubtful accounts and the consolidated statements of operations of a 1 percentage point change +/- calculated as a percentage of the gross accounts receivable balance, as follows;

(in millions)	2004		2003
Gross accounts receivable	$160.0	$160.0	$130.4	$130.4
Percentage change	(1)%	1%	(1)%	1%
Impact on statements of operations	$(1.6)	$1.6	$(1.3)	1.3

Inventories:

Hexcel ensures that inventories are reported at the lower of cost or market by establishing appropriate reserves for excess, obsolete and unmarketable inventories and, if appropriate, reducing inventories to current estimated market values.  Cost is determined using the standard cost method for our Composites and Reinforcements business segments and the weighted average cost method for the Company’s Structures business segment.  Cost of inventories includes the cost of raw material, purchased parts, labor and production overhead cost.  Hexcel regularly reviews inventory quantities on hand and records a reserve for excess and obsolete inventories based primarily on age of inventory, historical usage and our estimated forecast of product demand and production requirements.  The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventories.  When the Company has determined that its current inventory levels exceed future demand, inventories are adjusted by increasing reserve balances and recording a charge to cost of goods sold at the time of such determination thus reducing inventories to estimated net realizable value.  In instances where it is determined that current inventory levels are deemed to be lower than estimated future demand, no adjustment is required.

Hexcel’s inventory reserves at December 31, 2004 and 2003 were $21.0 million and $20.7 million, respectively, representing 12.7% and 14.7% of gross inventories at December 31, 2004 and 2003, respectively.

Product Warranties:

Hexcel provides for an estimated amount of potential liability related to product warranty at the time revenue is recognized.  The amount of the warranty liability accrued reflects the Company’s estimate of the expected future costs of warranty claims.  The estimate for warranty obligations is applicable to all three of the Company’s segments, and is estimated on the basis of two components: a review of specifically identified potential warranty claims, and an overall evaluation of potential product warranty liability.  The warranty reserve established is reviewed periodically, and at least quarterly, for adequacy and appropriateness of amount.

Individual specific warranty claims are reviewed for possible accrual when, based upon current information and events, a potential individual warranty matter has been identified.  In those instances when judgment would indicate that an accrual is appropriate, and when the estimated financial impact is deemed to be significant, a product warranty claim liability will be established.  Specific accruals are supported by written documentation from the Company’s sales and marketing organization that would include the nature of the issue, the expected resolution date and estimated amount or range of liability.  The Company would accrue for the estimated warranty claim at an amount no less than the minimum estimated potential liability and no more that the potential maximum estimated amount.  The accrual amount may change only with documentation of a specific change in the estimated impact amount or range of potential liability.

In addition, an overall evaluation of the adequacy of the accrual for product warranty liability is performed to address warranty claims that are in process, or expected to be processed. The adequacy of the accrual is estimated after giving consideration to the dollar amount of open warranty claims in process, the expected cost of rework versus replacement, and historical expense levels for non-significant claims versus sales levels.

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

Hexcel’s accrual for product warranties at December 31, 2004 and 2003 was $5.1 million and $5.0 million, respectively, representing 0.5% and 0.6% of net sales for the years ended December 31, 2004 and 2003, respectively.

Although Hexcel cannot predict when or if a product warranty claim will occur, for illustration purposes, we have calculated the impact on the accrual for product warranties and the consolidated statements of operations of a .15 percentage point change +/-. The percentage used is based on Hexcel’s average historical percentage used in calculating its accrual for product warranties over the last three years, as follows:

(in millions)	2004		2003
Net sales	$1,074.5	$1,074.5	$896.9	$896.9
Percentage change	(0.15)%	0.15%	(0.15)%	0.15%
Impact on statements of operations	$(1.6)	$1.6	$(1.3)	$1.3

Deferred Tax Assets:

As of December 31, 2004, Hexcel had $2.7 million in net deferred tax assets consisting of recognized deferred tax assets of $154.7 million offset by deferred tax liabilities of $18.1 million and a valuation allowance of $133.9 million.  The deferred tax asset balance at December 31, 2004 is net of valuation allowances established on substantially all of the Company’s U.S. and Belgian deferred tax assets.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires Hexcel to weigh both positive and negative evidence in determining whether a valuation allowance is required.  Positive evidence would include, for example, a strong earnings history, an event that will reduce the Company’s taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in early future years.  Based upon available evidence, the Company has determined that the valuation allowances related to the U.S. and Belgian deferred tax assets should continue to be maintained until such time as significant positive evidence exists and outweighs the negative evidence in regards to whether or not a valuation allowance is required.

The determination that valuation allowances related to the U.S. and Belgian deferred tax assets should continue to be maintained is based primarily on the Company’s history of U.S. and Belgian losses for book and tax purposes.  Although the Company achieved U.S. pre-tax book income in 2004, Hexcel continues to be in a three-year cumulative loss position in the U.S. before consideration of the impact of foreign dividend repatriation, and the Company anticipates that it will continue to be in a U.S. loss position during the first quarter of 2005 as a result of expenses to be incurred in connection with the Company’s redemption of its outstanding publicly traded debt.  Hexcel will continue to analyze its current and future profitability in the U.S. and Belgium and the probability of the realization of its deferred tax assets in future periods.  As a result of the Company’s 2005 refinancing of long-term debt (see Note 2 to the accompanying consolidated financial statements in this Annual Report on Form 10-K), U.S. interest expense will decline and U.S. pre-tax income will increase in 2005 and in future periods.  During 2005, the Company will evaluate the impact of the increase in U.S. pre-tax income on the realization of the U.S. deferred tax asset and as a result, the Company may reverse a portion of its valuation allowance.

Long-Lived Assets and Goodwill:

Hexcel has significant long-lived assets.  Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts, and asset lives.  In 2004, no long-lived assets were impaired.

In addition, Hexcel reviews goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of fair value is determined based either on discounted cash flows or third party appraised values.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2004, Hexcel updated valuations for all reporting units with goodwill using either third party appraisals, or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, the Company determined that goodwill was not impaired.

Commitments and Contingencies:

Hexcel is involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, health and safety matters.  The Company estimates and accrues its liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Hexcel’s aggregate environmental related accruals at December 31, 2004 and 2003 were $4.1 million and $4.0 million, respectively.  As of December 31, 2004 and December 31, 2003, $1.0 million and $1.3 million, respectively, were included in accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accrual would have been $1.6 million and $1.3 million higher at December 31, 2004 and December 31, 2003, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2004, 2003 and 2002, was $1.0 million, $2.4 million and $1.4 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance were $6.0 million, $4.9 million and $4.4 million, for 2004, 2003 and 2002, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.1 million, $0.7 million and $0.9 million for 2004, 2003 and 2002, respectively. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2005 to approximate spending levels in prior years.

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

Interest Rate Risks

Hexcel’s long-term debt bears interest at both fixed and variable rates.  In addition, and because of the relatively high percentage of debt that is at a fixed rate, the Company has entered into interest rate swap agreements.  These interest rate swap agreements have increased the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company’s variable rate debt and swap agreements, interest expense for 2004 of $47.7 million would have been $47.5 million and $47.9 million, respectively.

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009.  The aggregate fair value and carrying amount of these swap agreements was a reduction of $1.4 million and $0.5 million in notes payable as of December 31, 2004 and 2003, respectively.  For 2004 and 2003, hedge ineffectiveness was immaterial.  A net gain of $2.0 million and $0.5 million was recognized as a reduction in “interest expense” for 2004 and 2003, respectively.

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement was a liability of $3.6 million and $2.5 million at December 31, 2004 and 2003, respectively.  During 2004 and 2003, hedge ineffectiveness was immaterial.  A net loss of $0.5 million for the years ended December 31, 2004 2003, was recognized as a component of “comprehensive income (loss)”.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 45% of its 2004 consolidated net sales.  The Company’s European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  The Company also conducts business or has joint venture investments in Japan, China, Malaysia, and Australia, and sells products to customers throughout the world.

In 2004, Hexcel’s European subsidiaries had third party sales of $485.9 million of which approximately 36% were denominated in U.S. dollars, 55% were denominated in Euros and 9% were denominated in British pounds.  While the Company seeks to reduce the exposure of its European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, before the benefit of foreign currency hedging, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, their percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

Hexcel attempts to net individual functional currency positions of its various European subsidiaries, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts.  Hexcel attempts to hedge some, but not necessarily all, of the net exposures of its European subsidiaries resulting from sales they make in non-functional currencies.  The benefit of such hedges varies with time and the foreign exchange rates at which the hedges are set.  For example, as the Euro has strengthened against the U.S. dollar, the benefit of new hedges placed is much less than the value of hedges they replace that were entered into when the U.S. dollar was stronger.  The Company seeks to place additional foreign currency hedges when the dollar strengthens against the Euro or British pound.  The Company does not seek to hedge the value of its European subsidiaries’ functional currency sales and profitability in U.S. dollars.  The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions.  Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

Hexcel has performed a sensitivity analysis as of December 31, 2004 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of the Company’s foreign currency hedge contracts offset by the underlying exposures.  The foreign currency exchange rates used were based on market rates as of December 31, 2004.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in fair values of $2.7 million.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros or British Pound Sterling at fixed rates on specified dates through December 2005.  During the fourth quarter of 2004, Hexcel entered into contracts to exchange U.S. dollars for Euros through December 2005.  The aggregate notional amount of outstanding contracts was $18.2 million and $62.9 million at December 31, 2004 and 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2004, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2004, 2003 and 2002 was as follows:

(in millions)	2004	2003	2002
Unrealized gains at beginning of period	$6.4	$2.3	$(4.0)
Gains reclassified to net sales	(6.7)	(1.9)	0.1
Increase (decrease) in fair value	1.6	6.0	6.2
Unrealized gains at end of period	$1.3	$6.4	$2.3

Unrealized gains of $1.3 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  With the change in the value and amount of hedges in place between December 31, 2003 and December 31, 2004, the benefit derived from hedging will be lower in 2005 than it was in 2004.

Foreign Currency Options

Consistent with its strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling during 2004. The nominal amount of the options is $10.0 million.

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

Other Risks

As of December 31, 2004, the aggregate fair values of the Company’s senior secured notes, due 2008; senior subordinated notes, due 2009; and convertible subordinated debentures, due 2011, were approximately $139.7 million, $297.7 million and $18.3 million, respectively.  The convertible subordinated debentures are convertible into Hexcel common stock at a price of $30.72 per share.  Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value.  The fair values are subject to fluctuations based on the Company’s performance, its credit rating, and changes in interest rates for debt securities with similar terms.  Due to the conversion feature in the convertible subordinated debentures, changes in the value of the Company’s stock may affect the fair value of these convertible securities.

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

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) to employers that sponsor postretirement health care plans that provide prescription drug benefits.  In its guidance as provided by FAS 106-2, the FASB concluded that the favorable impact of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should be reflected in a company’s financial statements.  However, until such time as an enterprise is able to determine whether the benefits provided by its plan are actuarially equivalent, FAS 106-2 requires that the enterprise disclose:

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

In September 2004, the Emerging Issues Task Force issued EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”).  EITF 04-8 provides guidance on the number of shares to be included in diluted earnings per share computations as related to convertible debt and preferred stock issuances.  The new guidance may, in certain instances, increase the number of shares outstanding in diluted earnings per share computations, thereby lowering reported earnings per share.  The provisions of ETIF 04-8 are effective for December 31, 2004 year-end reporting.  Consistent with previous changes to earnings per share guidance, the changes described in ETIF 04-8 shall be applied retrospectively in all prior periods presented.  .  The Company has evaluated the guidance provided in ETIF 04-8 and included its impact in computing diluted earnings per share.  ETIF 04-8 did not have a significant impact on the Company’s earnings per share computations.

On December 16, 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“FAS 123R”).  FAS 123R requires that companies expense the value of employee stock options and similar awards.  Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date.  When measuring fair value, companies can choose an option-pricing model (i.e., binomial models, other lattice models, or Black-Scholes) that appropriately reflects their specific circumstances and economics.

Companies are permitted to select from three alternative transition methods – each having different reporting implications, as follows:

1.               The modified prospective method – Under this method, a company generally would not record any additional compensation expense for outstanding awards that are fully vested on the effective date of FAS 123R.  For outstanding awards on the effective date that are unvested, compensation expense would be recorded over the remaining vesting period, using the measurements made and included in the company’s pro forma footnote disclosures.  For all new awards granted or modified after the effective date, a company would be required to use FAS 123R’s measurement model, expense recognition, and settlement provisions.

2.               Variation of modified prospective method – This method is a variation of the modified prospective method in that it allows companies to restate earlier interim periods in the year FAS 123R is adopted using the applicable FAS 123 pro forma measurements and amounts.  Under this method, a calendar year company that adopts FAS 123R on the effective date (July 1, 2005) would restate the first and second quarters of 2005 using its prior FAS 123 pro forma measurements and amounts.  Third and fourth quarter expense would be recorded under the modified prospective method.

3.               The modified retrospective method – Under this method, a company would apply the modified prospective method but also restate their prior financial statements beginning December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123.

The effective date of FAS 123R is interim and annual periods beginning after June 15, 2005 (July 1, 2005 for Hexcel) and applies to all outstanding and unvested share-based awards at the company’s adoption date.  Early adoption of this statement is encouraged.

In connection with the Company’s adoption of FAS 123R, Hexcel has retained a third party consultant to assist in the development of a measurement model for the Company’s share-based compensation.  The consultant has begun its accumulation of data, and is in the early design stages of assisting the Company in the development of the model.  In addition, management is evaluating its options related to its method and timing of adoption.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Tax Act”), which raises a number of matters with respect to accounting for income taxes.  The Tax Act includes several provisions that could result in tax benefits to the Company beginning in fiscal 2005, including a newly created tax deduction for certain domestic manufacturing activities and provisions which impact the deductibility of certain deferred compensation arrangements.  Management is presently reviewing the provisions of the Tax Act and assessing the impact on the Company’s 2005 tax provision computations.

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

Such forward-looking statements include, but are not limited to: (a) estimates of commercial aircraft production and delivery rates, including those of Airbus and Boeing; (b) expectations of composite content on new commercial aircraft programs; (c) expectations regarding the growth in the production of military aircraft, helicopters and launch vehicle programs in 2005 and beyond and the trend in funding for military aircraft programs; (d) expectations regarding future business trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (g) estimates of changes in net sales by market compared to 2004; expectations as to the availability of carbon and aramid fibers; (h) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (i) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency under the Company’s senior credit facilities and other financial resources to fund the Company’s worldwide operations in 2005 and beyond; and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

Consolidated Financial Statements

Management’s Responsibility for Consolidated Financial Statements

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

The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel.  These reports and practices are reviewed regularly by management and by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, in connection with the audit of the Company’s consolidated financial statements.  The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent registered public accounting firm.

Management’s Report on Internal Control Over Financial Reporting

Hexcel management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                        pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•                        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Hexcel management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.  Additionally, based on our assessment, we determined that there were no material weaknesses as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hexcel Corporation:

We have completed an integrated audit of Hexcel Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control  – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
March 10, 2005

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$57.2	$41.7
Accounts receivable, net	153.5	126.2
Inventories, net	144.2	120.5
Prepaid expenses and other current assets	18.4	16.2
Total current assets	373.3	304.6

Net property, plant and equipment	286.6	293.9
Goodwill	78.3	76.9
Investments in affiliated companies	5.5	7.4
Other assets	33.1	39.9

Total assets	$776.8	$722.7

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.0	$2.1
Accounts payable	94.8	64.1
Accrued compensation and benefits	55.6	42.3
Accrued interest	16.0	18.3
Business consolidation and restructuring liabilities	4.3	5.9
Other accrued liabilities	44.3	31.2
Total current liabilities	216.0	163.9

Long-term notes payable and capital lease obligations	430.4	481.3
Long-term retirement obligations	48.9	49.7
Other non-current liabilities	15.4	15.2
Total liabilities	710.7	710.1

Commitments and contingencies (see Note 17)

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, 0.101 shares of series A and 0.047 shares of series B issued and outstanding at December 31, 2004, and 0.125 shares of series A and 0.125 shares of series B issued and outstanding at December 31, 2003	90.5	106.0

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 55.0 shares of stock issued at December 31, 2004 and 40.0 shares issued at December 31, 2003	0.5	0.4
Additional paid-in capital	334.5	303.5
Accumulated deficit	(363.8)	(392.6)
Accumulated other comprehensive income	18.4	8.8
	(10.4)	(79.9)
Less: Treasury stock, at cost, 1.4 shares at December 31, 2004 and 1.3 shares at December 31, 2003	(14.0)	(13.5)
Total stockholders’ equity (deficit)	(24.4)	(93.4)

Total liabilities and stockholders’ equity (deficit)	$776.8	$722.7

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2004	2003	2002

Net sales	$1,074.5	$896.9	$850.8
Cost of sales	845.4	722.4	689.5
Gross margin	229.1	174.5	161.3
Selling, general and administrative expenses	113.1	95.0	85.9
Research and technology expenses	21.3	17.7	14.7
Business consolidation and restructuring expenses	2.9	4.0	0.5
Other (income) expense, net	3.0	(2.2)	—
Operating income	88.8	60.0	60.2
Interest expense	47.7	53.6	62.8
Non-operating (income) expense, net	2.2	2.6	(10.3)
Income before income taxes	38.9	3.8	7.7
Provision for income taxes	11.2	13.5	11.3
Income (loss) before equity in earnings (losses)	27.7	(9.7)	(3.6)
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	1.1	(1.4)	(10.0)
Net income (loss)	28.8	(11.1)	(13.6)
Deemed preferred dividends and accretion	(25.4)	(9.6)	—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)

Net income (loss) per common share:
Basic	$0.09	$(0.54)	$(0.35)
Diluted	$0.08	$(0.54)	$(0.35)

Weighted average common shares outstanding:
Basic	39.3	38.6	38.4
Diluted	42.1	38.6	38.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Years Ended December 31, 2004, 2003 and 2002

(In millions)	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Par	Additional Paid-in Capital

Balance, December 31, 2001	$0.4	$287.7	$(367.9)	$(39.7)	$(13.1)	$(132.6)

Net loss			(13.6)			(13.6)	$(13.6)
Currency translation adjustment				19.2		19.2	19.2
Net unrealized gain on financial instruments				9.3		9.3	9.3
Minimum pension obligation				(10.0)		(10.0)	(10.0)
Comprehensive loss							$4.9
Activity under stock plans and other		0.5			(0.2)	0.3

Balance, December 31, 2002	$0.4	$288.2	$(381.5)	$(21.2)	$(13.3)	$(127.4)

Net loss			(11.1)			(11.1)	$(11.1)
Currency translation adjustment				28.0		28.0	28.0
Net unrealized gain on financial instruments				2.5		2.5	2.5
Minimum pension obligation				(0.5)		(0.5)	(0.5)
Comprehensive income							$18.9
Beneficial conversion feature on convertible preferred stock		23.4				23.4
Deemed preferred dividends and accretion		(9.6)				(9.6)
Activity under stock plans and other		1.5			(0.2)	1.3
Balance, December 31, 2003	$0.4	$303.5	$(392.6)	$8.8	$(13.5)	$(93.4)

Net income			28.8			28.8	$28.8
Currency translation adjustment				13.0		13.0	13.0
Net unrealized gain on financial instruments				(5.6)		(5.6)	(5.6)
Minimum pension obligation				2.2		2.2	2.2
Comprehensive income							$38.4
Deemed preferred dividends and accretion		(25.4)				(25.4)
Conversion of mandatorily redeemable convertible preferred stock	0.1	40.8				40.9
Activity under stock plans and other		15.6			(0.5)	15.1
Balance, December 31, 2004	$0.5	$334.5	$(363.8)	$18.4	$(14.0)	$(24.4)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$28.8	$(11.1)	$(13.6)

Reconciliation to net cash provided by operations:
Depreciation	52.0	52.2	47.2
Amortization of debt discount and deferred financing costs	3.3	3.5	4.0
Deferred income taxes (benefit)	(1.1)	4.8	1.7
Business consolidation and restructuring expenses	2.9	4.0	0.5
Business consolidation and restructuring payments	(4.7)	(9.1)	(24.3)
Equity in (earnings) losses of and write-downs of an investment in affiliated companies	(1.1)	1.4	10.0

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(19.3)	5.9	35.6
(Increase) decrease in inventories	(17.5)	2.7	25.8
(Increase) decrease in prepaid expenses and other current assets	(7.4)	0.9	(1.7)
Increase (decrease) in accounts payable and accrued liabilities	45.9	(7.9)	(15.7)
Changes in other non-current assets and long-term liabilities	4.1	(0.4)	(3.6)
Net cash provided by operating activities	85.9	46.9	65.9

Cash flows from investing activities
Capital expenditures	(38.1)	(21.6)	(14.9)
Proceeds from sale of an ownership in an affiliated company	—	23.0	10.0
Proceeds from sale of assets	6.5	5.7	1.5
Dividends from affiliated companies	3.0	2.0	1.6
Other	—	—	(0.5)
Net cash provided by (used for) investing activities	(28.6)	9.1	(2.3)

Cash flows from financing activities
Proceeds from (repayments of) senior secured credit facility, net	(4.1)	4.0	—
Repayments of capital lease obligations and other debt, net	(1.6)	(39.2)	(9.9)
Proceeds from issuance of 9.875% senior secured notes, net of discount	—	123.7	—
Repayments of senior credit facility, net	—	(179.7)	(57.4)
Redemption of 7% convertible subordinated notes	(1.7)	(46.9)	—
Redemption of 9.75% senior subordinated notes	(47.0)	—	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	125.0	—
Issuance costs related to debt and equity offerings	—	(14.1)	—
Activity under stock plans and other	12.8	0.3	—
Net cash used for financing activities	(41.6)	(26.9)	(67.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	4.4	0.3
Net increase (decrease) in cash and cash equivalents	15.5	33.5	(3.4)
Cash and cash equivalents at beginning of year	41.7	8.2	11.6
Cash and cash equivalents at end of year	$57.2	$41.7	$8.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Basis of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”), after elimination of intercompany transactions and accounts. Investments in affiliated companies in which the Company’s interests are generally between 25% and 50%, and where the Company does not control the financial and operating decisions, nor is the primary beneficiary, are accounted for using the equity method of accounting.

In January 2003, later revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity.  Accordingly, FIN 46 requires existing unconsolidated VIEs to be consolidated by their “primary beneficiaries.”  The Company has considered its investments in affiliated companies and believes that certain of these affiliated companies would be considered VIEs.  However, management believes that the Company is not the primary beneficiary of such entities; and therefore, is not required to consolidate such entities (see Note 7).

Hexcel is a leading producer of advanced structural materials.  The Company develops, manufactures and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets.  The Company’s materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, soft body armor, wind turbine blades, high-speed trains, cars and trucks, window blinds, bicycles, skis, snowboards and other recreational equipment.

The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in the Pacific Rim.  The Company is also an investor in four joint ventures; one of which manufactures and markets reinforcement products in the United States; one of which manufactures and markets composite materials in Japan; and two of which manufacture composite structures and interiors in Asia.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Estimates are used for, but not limited to, allowances for doubtful accounts, inventory allowances, product warranty, depreciation and amortization, business consolidation and restructuring costs, impairment of long-lived assets, employee benefits, tax valuation allowances and reserves, and contingencies.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2004 and 2003, inventory allowances were $21.0 million and $20.7 million, respectively.

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

Goodwill and Other Purchased Intangibles

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  In accordance with the provisions of Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”), goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of the fair value is determined based either on discounted cash flows or third party appraised values.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2004, Hexcel updated valuations for all reporting units with goodwill using either third party appraisals, or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, the Company determined that goodwill was not impaired (see Note 6).

Long-Lived Assets

Hexcel has significant long-lived assets.  Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third party appraised values depending on the nature of the asset.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts and asset lives.  During 2004, no long-lived assets were impaired.

Effective January 1, 2003, Hexcel adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”).  FAS 143 establishes accounting and reporting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets.  It requires the recording of a liability when an entity is required to settle an obligation upon the retirement of a tangible long-lived asset as a result of an existing or enacted law, statute, ordinance, written or oral, or the promise to a third party.  The liability is recorded at its fair value.  Upon adoption, Hexcel reviewed the provisions of FAS 143 and found no instances of the existence of asset retirement obligations for the Company.

Investments

The Company has investments in affiliated companies with equity interests ranging from 25% to 50%.  Upon application of FIN 46, the Company believes that certain of these affiliated companies would be considered VIEs.  However, Hexcel does not control the financial and operating decisions of these companies, nor does the Company consider itself the primary beneficiary of these entities.  As such, the Company accounts for its share of the operating performance of these affiliated companies using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.  The Company reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.  The Company records an investment impairment charge when the decline in value is considered to be other than temporary.  The Company recorded an impairment of $4.0 million in 2002, relating to its investment in Asahi-Schwebel Co. Ltd (see Note 7).

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 7 to 10 years.  At December 31, 2004 and 2003, deferred debt financing costs were $10.4 million and $14.3 million, net of accumulated amortization of $10.2 million and $6.5 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for restricted stock and restricted stock units over the defined vesting periods.  As of December 31, 2004, the Company had several on-going stock-based compensation plans, pursuant to which there are outstanding stock options and various forms of restricted stock unit awards, as described further in Note 14.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income (loss) available to common shareholders and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123R”) for the years ended December 31, 2004, 2003 and 2002 are as follows:

(in millions, except per share data)	2004	2003	2002

Net income (loss) available to common shareholders:
Net income (loss) available to common shareholders, as reported	$3.4	$(20.7)	$(13.6)
Add: Stock-based compensation expense included in reported net income, net of tax	1.6	0.8	0.8
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(4.5)	(4.1)	(6.0)
Pro forma net income (loss) available to common shareholders	$0.5	$(24.0)	$(18.8)

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.09	$(0.54)	$(0.35)
Pro forma	$0.01	$(0.62)	$(0.49)

Diluted net income (loss) per common share:
As reported	$0.08	$(0.54)	$(0.35)
Pro forma	$0.01	$(0.62)	$(0.49)

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.   Cumulative currency translation adjustments are included in “accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheets.  Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel’s consolidated results of operations in 2004, 2003 or 2002.

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

Income Taxes

The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income.

During the fourth quarter of 2003, the Company established a non-cash valuation allowance of $4.7 million on a deferred tax asset previously recognized by its Belgian subsidiary.  In 2001, the Company established a full valuation allowance on its U.S. deferred tax assets.  The amount of the deferred tax assets considered realizable, however, could change if estimates of future U.S. and Belgium taxable income during the carry-forward periods improve (see Note 13).

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s sales to two customers and their related subcontractors accounted for approximately 40.0%, 42.3%, and 40.2% of the Company’s 2004, 2003 and 2002 net sales, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2004 and 2003, the allowance for doubtful accounts was $6.5 million and $4.2 million, respectively.  Bad debt expense was $3.0 million in 2004 and $0.6 million in 2003, and a net credit of $(0.9) million in 2002.

Derivative Financial Instruments

Hexcel uses various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments.  The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “other comprehensive income” until the underlying hedged transactions affect income.  The Company designates its interest rate swap agreements as fair value hedges against specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials may occur.  The Company does not use financial instruments for trading or speculative purposes.

The Company follows the guidance in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”).  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The adoption of FAS 133 and FAS 138 did not have a material effect on the Company’s consolidated financial position or results of operations (see Note 16).

Self-insurance

Hexcel is self-insured up to specific levels for certain liabilities.  Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims.  Effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees, in order to more effectively manage its medical costs.  The program includes “stop loss” insurance, which caps Hexcel’s risk at $200,000 per individual per annum.  By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in cash flows of the Company.

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

The Company reviewed the impact of FAS 106-2 on its postretirement benefit plans and concluded that the enactment of the Act was not a significant event for its plans.  As such, the effects of the Act will be incorporated in the valuation to be performed at the Company’s next plan valuation date, December 31, 2004.

In September 2004, the Emerging Issues Task Force issued EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”).  EITF 04-8 provides guidance on the number of shares to be included in diluted earnings per share computations as related to convertible debt and preferred stock issuances.  The new guidance may, in certain instances, increase the number of shares outstanding in diluted earnings per share computations, thereby lowering reported earnings per share.  The provisions of ETIF 04-8 are effective for December 31, 2004 year-end reporting.  Consistent with previous changes to earnings per share guidance, the changes described in ETIF 04-8 shall be applied retrospectively in all prior periods presented.  The Company has evaluated the guidance provided in ETIF 04-8 and included its impact in computing diluted earnings per share.  ETIF 04-8 did not have a significant impact on the Company’s earnings per share computations.

On December 16, 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“FAS 123R”).  FAS 123R requires that companies expense the value of employee stock options and similar awards.  Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date.  When measuring fair value, companies can choose an option-pricing model (i.e., binomial models, other lattice models, or Black-Scholes) that appropriately reflects their specific circumstances and economics.

Companies are permitted to select from three alternative transition methods – each having different reporting implications, as follows:

1.               The modified prospective method – Under this method, a company generally would not record any additional compensation expense for outstanding awards that are fully vested on the effective date of FAS 123R.  For outstanding awards on the effective date that are unvested, compensation expense would be recorded over the remaining vesting period, using the measurements made and included in the company’s pro forma footnote disclosures.  For all new awards granted or modified after the effective date, a company would be required to use FAS 123R’s measurement model, expense recognition, and settlement provisions.

2.               Variation of modified prospective method – This method is a variation of the modified prospective method in that it allows companies to restate earlier interim periods in the year FAS 123R is adopted using the applicable FAS 123 pro forma measurements and amounts.  Under this method, a calendar year company that adopts FAS 123R on the effective date (July 1, 2005) would restate the first and second quarters of 2005 using its prior FAS 123 pro forma measurements and amounts.  Third and fourth quarter expense would be recorded under the modified prospective method.

3.               The modified retrospective method – Under this method, a company would apply the modified prospective method but also restate their prior financial statements beginning December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123.

The effective date of FAS 123R is interim and annual periods beginning after June 15, 2005 (July 1, 2005 for Hexcel) and applies to all outstanding and unvested share-based awards at the company’s adoption date.

In connection with the Company’s adoption of FAS 123R, Hexcel has retained a third party consultant to assist in the development of a measurement model for the Company’s share-based compensation.  The consultant has begun its accumulation of data, and is in the early design stages of assisting the Company in the development of the model.  In addition, management is evaluating its options related to its method and timing of adoption.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Tax Act”), which raises a number of matters with respect to accounting for income taxes.  The Tax Act includes several provisions that could result in tax benefits to the Company beginning in fiscal 2005, including a newly created tax deduction for certain domestic manufacturing activities and provisions which impact the deductibility of certain deferred compensation arrangements.  Management is presently reviewing the provisions of the Tax Act and assessing the impact on the Company’s 2005 tax provision computations.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2004 presentation.

Note 2 – Refinancing of Long-Term Debt

During the first quarter of 2005, the Company has taken a series of actions to refinance substantially all of its long-term debt.  The purpose of this refinancing is to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long-term debt.  The refinancing actions have been:

•                  On January 27, 2005, the Company entered into an agreement to issue $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.

•                  On January 31, 2005, the Company initiated a tender offer and consent solicitation with respect to its 9.875% senior secured notes, due 2008.  The completion was subject to various conditions, including the closing of a new senior secured credit facility.

•                  On February 1, 2005, the Company closed the issuance of $225.0 million in principal amount of 6.75% senior subordinated notes, due 2015.  The notes were offered pursuant to Rule 144A under the Securities Act of 1933 with registration rights.  The Company announced that $194.9 million of the net proceeds from the offering were remitted to the trustee for Hexcel’s 9.75% senior subordinated notes due 2009 for the purpose of redeeming $185.3 million principal amount of such notes (including the related accrued interest and call premium).

•                  On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New

Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  The spread over LIBOR payable on advances under the facility is based on leverage.  Initially the interest rate on the term loan is LIBOR + 175bps and on the revolving loan the interest rate is initially LIBOR +200bps.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material US subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

Proceeds from a portion of the term loan under the New Facility were used to repurchase all of the outstanding $125.0 million principal amount of Hexcel’s 9.875% senior secured notes, due 2008, pursuant to the previously announced tender offer and consent solicitation.  The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment in accordance with the terms of the Offer to Purchase and Consent Solicitation Statement dated January 31, 2005 was $1,112.60.  In addition, the New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.

•                  Also on March 1, 2005, the Company announced that it had called for redemption the remaining $100.0 million principal amount of its 9.75% senior subordinated notes, due 2009, and the remaining $19.25 million principal amount of its 7% convertible subordinated debentures, due 2011.  The redemption price for the 9.75% senior subordinated notes is 103.9% or $103.9 million plus accrued interest.  The redemption price for the 7% Convertible Subordinated Debentures is 100% plus accrued interest.  The redemption date for each is March 31, 2005.  The redemptions will be financed utilizing cash on hand together with advances under the term loan and revolving loan of its New Facility.

As a result of these actions, by March 31, 2005, the Company will have refinanced all of its long-term debt, except for its capital lease obligations, at interest rates substantially lower than those paid for its existing long term debt.

The premiums to tender for the 9.875% senior secured notes, due 2008, and to call the 9.75% Senior Subordinated Notes, due 2009, were $25.2 million.  Cash transaction costs incurred with the issuance of the new debt and the redemption of existing debt are estimated to be approximately $13.0 million.  The Company will record a charge in the first quarter of 2005 related to the premiums paid, the transaction costs associated with the repayment of debt and the unamortized capitalized financing costs and unamortized original issuance discount associated with the debt redeemed.  In addition, the Company will cancel its interest rate swaps related to $100.0 million of its 9.75% senior subordinated notes, due 2009, with a payment of their fair value on the settlement date.  The fair value as of February 28, 2005 was $2.7 million compared to $1.4 million as of December 31, 2004.  This settlement will also be expensed in the first quarter of 2005.

Note 3 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2004, consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2002	$30.5	$2.9	$33.4
Business consolidation and restructuring expenses
Current period expenses	—	2.8	2.8
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(2.9)	1.1	(1.8)
Net business consolidation and restructuring expenses	(2.9)	3.4	0.5
Cash expenditures	(20.5)	(3.8)	(24.3)
Currency translation adjustments	0.9	—	0.9
Non-cash items:
Reversal of 1999 business consolidation expenses	—	0.5	0.5
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Total non-cash items	—	—	—
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	2.1	3.0
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	2.1	2.9
Cash expenditures	(2.0)	(2.7)	(4.7)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3

Livermore 2004 Program

In January 2004, the Company announced the consolidation of activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  This business consolidation and restructuring action is accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period.  During the year ended December 31, 2004, the Company recognized $0.8 million of expense, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2004	$—	$—	$—
Business consolidation and restructuring expenses	0.8	0.1	0.9
Cash expenditures	—	(0.1)	(0.1)
Balance as of December 31, 2004	$0.8	$—	$0.8

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  For the year ended December 31, 2004, the Company recognized business consolidation and restructuring expenses of $2.0 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

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

Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2002	$27.6	$2.8	$30.4
Business consolidation and restructuring expenses
Current period expenses	—	1.2	1.2
Change in estimated expenses	(1.8)	1.1	(0.7)
Net business consolidation and restructuring expenses	(1.8)	2.3	0.5
Cash expenditures	(18.9)	(2.1)	(21.0)
Non-cash usage, including asset write-downs	—	(0.5)	(0.5)
Currency translation adjustments	0.9	—	0.9
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Business consolidation and restructuring expenses
Current period expenses	—	2.2	2.2
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	2.1	2.5
Cash expenditures	(4.6)	(2.8)	(7.4)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.1	2.0	2.1
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.0	2.0	2.0
Cash expenditures	(2.0)	(2.6)	(4.6)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$2.5	$1.0	$3.5

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

Business consolidation and restructuring activities for this program consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2002	$1.5	$0.1	$1.6
Change in estimated expenses	(0.6)	—	(0.6)
Cash expenditures	(0.9)	(0.1)	(1.0)
Balance as of December 31, 2002	$—	$—	$—

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999.  The primary purpose of these programs was to integrate acquired assets into the Company, and to close or restructure insufficiently profitable facilities and activities.  In 2002, the Company recognized a change in estimate reducing business consolidation expenses related to these programs by $0.5 million, as actual employee severance was lower than previously expected.  In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.  Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million and $1.6 million in 2003 and 2002, respectively.  Equipment relocation and re-qualification costs primarily related to the planned closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.

Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

(in millions)	Employee Severance	Facility & Equipment	Total
Balance as of January 1, 2002	$1.4	$—	$1.4
Business consolidation expenses
Current period expenses	—	1.6	1.6
Reversal of 1999 business consolidation expenses	—	(0.5)	(0.5)
Change in estimated expenses	(0.5)	—	(0.5)
Net business consolidation expenses	(0.5)	1.1	0.6
Cash expenditures	(0.7)	(1.6)	(2.3)
Non-cash reversal of 1999 business consolidation expenses	—	0.5	0.5
Balance as of December 31, 2002	$0.2	$—	$0.2
Business consolidation expenses	—	1.5	1.5
Cash expenditures	(0.2)	(1.5)	(1.7)
Balance as of December 31, 2003	$—	$—	$—

Note 4 - Inventories

	December 31,
(in millions)	2004	2003
Raw materials	$54.8	$42.9
Work in progress	36.5	35.9
Finished goods	52.9	41.7
Inventories	$144.2	$120.5

Note 5 – Net Property, Plant and Equipment

	December 31,
(in millions)	2004	2003
Land	$20.3	$21.9
Buildings	160.6	151.5
Equipment	523.7	499.3
Construction in Progress	29.4	15.3
Property, plant and equipment	734.0	688.0
Less accumulated depreciation	(447.4)	(394.1)
Net property, plant and equipment	$286.6	$293.9

Depreciation expense related to property, plant and equipment for the years ended December 31, 2004, 2003 and 2002, was $52.0 million, $52.2 million and $47.2 million, respectively.

Note 6 - Goodwill and Other Purchased Intangibles

Changes in the carrying amount of goodwill for the years ended December 31, 2004, 2003 and 2002, by reportable segment, are as follows:

(in millions)	Reinforcements	Composites	Structures	Total
Balance as of January 1, 2002	$39.9	$15.9	$16.6	$72.4
Currency translation adjustments	0.2	1.8	—	2.0
Balance as of December 31, 2002	$40.1	$17.7	$16.6	$74.4
Reduction of goodwill for sale of assets	—	—	(0.5)	(0.5)
Currency translation adjustments	0.2	2.4	—	2.6
Other	—	0.4	—	0.4
Balance as of December 31, 2003	$40.3	$20.5	$16.1	$76.9
Currency translation adjustments	0.1	1.3	—	1.4
Balance as of December 31, 2004	$40.4	$21.8	$16.1	$78.3

As of December 31, 2004 and 2003, other purchased intangibles had no carrying value.

Goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  The Company tests for impairment annually during the fourth quarter of each year.  Annual impairment tests determined that there were no indications of impairment to the carrying value of goodwill for the years ended December 31, 2004, 2003 and 2002 (see Note 1).

Note 7 – Investments in Affiliated Companies

The Company has equity ownership investments in three Asian and one U.S. joint venture(s).  In connection therewith, the Company has considered the accounting and disclosure requirements of Financial Interpretation No. 46R “Consolidation of Variable Interest Entities,” and believes that certain of these investments would be considered “variable interest entities.”  However, the Company believes that it is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel’s initial equity ownership interest in this joint venture, which is located in Tianjin, China, was 33.33%.  Revenues of BHA Aero for the year ended December 31, 2004 were $13.9 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the year ended December 31, 2004 were $14.1 million.  Manufacturing activities of both BHA Aero and Asian Composites continue to ramp up as composite component manufacturing is transferred to them.  As of December 31, 2004, Hexcel had a zero net equity investment balance related to these joint ventures and an aggregate receivable balance of $3.7 million.

Each of the equity owners of BHA Aero, including the Company, has an obligation as of December 31, 2004 to support a third party loan on a proportionate basis to the equity ownership interest.  The Company met its obligation through an outstanding letter of credit of $11.1 million.  During the third quarter of 2004, Hexcel made $3.0 million in advance payments relating to its purchases of products manufactured by BHA Aero to assist in their short term cash flow needs.  The Boeing Company, in turn, made a $1.5 million advance payment to Hexcel for the purchase of products produced by Hexcel from the products it purchases from BHA Aero.  During the fourth quarter of 2004, BHA Aero and its equity owners (Hexcel, Boeing and AVIC) reached an agreement on the re-capitalization of BHA Aero and a refinancing of BHA Aero’s third party loans.  Pursuant to the terms of the agreement, Hexcel and Boeing agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  Upon the completion of the equity investment, BHA Aero will refinance its existing bank loans with a new five year bank term loan.  The new five year bank term loan will be supported by guarantees from Boeing and AVIC.  In addition, as part of the refinancing, Hexcel has agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supports BHA Aero’s current bank loan, would terminate and would not be reissued.  On January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million in BHA Aero.  The refinancing of BHA Aero’s bank debt was completed on January 26, 2005, and Hexcel’s standby letter of credit terminated on February 15, 2005.  Apart from the accounts receivable balances, the letter of credit supporting the third party loan to BHA Aero and its remaining investment in these ventures, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites (see Note 17).

As part of an acquisition in 1998, Hexcel obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan; and a 50% share in Clark-Schwebel Tech-Fab Company (now TechFab LLC, “TechFab”), headquartered in the United States.  TechFab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  TechFab revenues were approximately $29.7 million in 2004.  At December 31, 2004, Hexcel had an equity investment balance in TechFab of $5.7 million.  Hexcel has no other significant exposure to loss as related to TechFab.

Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications.  As of December 31, 2003, the Company no longer had an equity investment in either Interglas or Asahi-Schwebel.  In 2003, the Company exercised an option to sell its remaining interest in Asahi-Schwebel for $23.0 million in cash.  No gains or losses were recorded on the sale, as the Company had previously written down the carrying value of its remaining equity investment to $23.0 million in 2002.  The Company had previously agreed with its partner in Asahi-Schwebel to restructure its minority interest in 2002.  Under the terms of the agreement, the Company reduced its ownership interest in the joint venture from 43.3% to 33.3% and received cash proceeds of $10.0 million.  The agreement also included, among other matters, a put option effective for a six-month period beginning July 1, 2003 in favor of the Company to sell and a call option in favor of the Company’s joint venture partner to purchase the Company’s remaining ownership interest in the joint venture for $23.0 million.  Reflecting these terms, the Company wrote down the carrying value of its remaining equity investment in this joint venture to its estimated fair market value of $23.0 million in 2002, recording a non-cash impairment charge of $4.0 million.  There was no tax benefit recognized on the write-down.  In addition in 2003, Hexcel sold its equity interest in Interglas for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company.  No gain or loss was recorded as a result of the sale, as Hexcel had previously recognized a full impairment of the remaining value of its equity interest in Interglas.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL were $10.2 million in 2004.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at December 31, 2004.  As of December 31, 2004, Hexcel had no significant exposures to loss relating to this joint venture.  On January 20, 2005, Hexcel entered into a letter of awareness whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances.

Summarized condensed combined balance sheets of Hexcel’s owned joint ventures as of December 31, 2004 and 2003, and summarized condensed combined statements of operations for periods of Hexcel’s ownership during the three years ended December 31, 2004 are as follows:

(in millions)	December 31,
Summarized Condensed Combined Balance Sheets	2004	2003
Current assets	$22.0	$21.6
Non-current assets	69.9	75.0
Total assets	$91.9	$96.6

Current liabilities	$27.9	$55.9
Non-current liabilities	39.5	11.3
Total liabilities	67.4	67.2

Partners’ equity	24.5	29.4
Total liabilities and partners’ equity	$91.9	$96.6

	For the Year Ended December 31,
Summarized Condensed Combined Statements of Operations	2004	2003	2002
Net sales	$67.9	$163.0	$232.7
Cost of sales	51.9	142.2	207.5
Gross profit	16.0	20.8	25.2
Other costs and expenses	15.1	50.7	78.6
Net income (loss)	$0.9	$(29.9)	$(53.4)

Note 8 - Notes Payable

	December 31,
(in millions)	2004	2003
Senior secured credit facility, due 2008	$—	$4.0
European credit and overdraft facilities	0.7	1.9
9.875% senior secured notes, due 2008 (net of unamortized discount of $0.9 as of December 31, 2004 and $1.1 as of December 31, 2003)	124.1	123.9
9.75% senior subordinated notes, due 2009 (net of unamortized discount of $0.6 as of December 31, 2004 and $1.0 as of December 31, 2003) (a)	283.3	328.5
7.0% convertible subordinated debentures, due 2011	19.2	21.0
Total notes payable	427.3	479.3
Capital lease obligations	4.1	4.1
Total notes payable and capital lease obligations	$431.4	$483.4

Notes payable and current maturities of capital lease obligations	$1.0	$2.1
Long-term notes payable and capital lease obligations, less current maturities	430.4	481.3
Total notes payable and capital lease obligations	$431.4	$483.4

(a) Includes a decrease of $1.4 million at December 31, 2004 and a decrease of $0.5 million at December 31, 2003 for derivative contracts under FAS 133.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates (see Note 16).

Senior Secured Credit Facility, due 2008

On March 19, 2003, Hexcel entered into a $115.0 million asset-backed credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders to provide for ongoing working capital and other financing requirements through maturity on March 31, 2008.  Borrowers under the Senior Secured Credit Facility include, in addition to Hexcel Corporation, Hexcel’s operating subsidiaries in the U.K., Austria and Germany.  This credit facility provides for borrowings of U.S. dollars, Pound Sterling and Euro currencies, including the issuance of letters of credit, with the amount available to each borrower dependent on the borrowing base of that borrower and its subsidiaries.  For Hexcel Corporation and the U.K. borrower, the borrowing base is determined by an agreed percentage of eligible accounts receivable and eligible inventories, subject to certain reserves.  The borrowing base of each of the Austrian and German borrowers is based on an agreed percentage of eligible accounts receivable, subject to certain reserves.  In addition, the U.K., Austrian and German borrowers have facility sub-limits of $12.5 million, $7.5 million and $5.0 million, respectively.  Borrowings under this credit facility bear interest at a floating rate based on either the agent’s defined “base rate” plus a margin that can vary from 0.75% to 3.25% or LIBOR plus a margin that can vary from 2.25% to 3.25%.  The margin in effect for a borrowing at any given time depends on the Company’s fixed charge ratio and the currency denomination of such borrowing.  The weighted average interest rate on the Senior Secured Credit Facility was 6.65% for the year ended December 31, 2004.  The credit facility also provides for the payment of customary fees and expenses.

As of December 31, 2004, the Company had no outstanding borrowings and had issued letters of credit totaling $21.7 million, of which $11.1 million supported a third party loan to BHA Aero, under the Senior Secured Credit Facility.  Hexcel is able to issue letters of credit up to $50.0 million under this credit facility.

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

Senior Credit Facility, due 2004

During 2002 and through March 19, 2003, Hexcel had a global credit facility (the “Senior Credit Facility”) with a syndicate of banks to provide for working capital and other financing requirements.  The Senior Credit Facility, which consisted of revolving credit, overdraft and term loan facilities, provided Hexcel with committed lines of $297.6 million as of December 31, 2002, subject to certain limitations.  On March 19, 2003, the Company terminated the Senior Credit Facility and repaid all outstanding balances with the remaining proceeds from the sale of the mandatorily redeemable convertible preferred stock, after the redemption of $46.9 million principal amount of the Company’s convertible subordinated notes due 2003, the net proceeds from the issuance of senior secured notes, due 2008 and borrowings under the Senior Secured Credit Facility.  Hexcel incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs related to the Senior Credit Facility and the 7% convertible subordinated notes due 2003.  The loss was included in non-operating income (expense), net in the consolidated statements of operations (see Note 23).

The weighted average interest rate on the Senior Credit Facility was 5.37%, for the period from January 1, 2003 through March 19, 2003, and 7.71% for the year ended December 31, 2002.  The Senior Credit Facility was also subject to a commitment fee that varied from approximately 0.20% to 0.50% per annum of the total facility.

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

French Factoring Facility

In 2003, the Company entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity.  The facility expires in January 2007.  Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee.  This facility also requires the payment of customary fees and expenses.  As of December 31, 2004 and 2003, the Company did not have any accounts receivable factored under this facility.

Senior Secured Notes, due 2008

On March 19, 2003, the Company issued, through a private placement under Rule 144A, $125.0 million of 9.875% senior secured notes at a price of 98.95% of face value.  At the time of the issuance, pursuant to a registration rights agreement, Hexcel agreed to offer to all noteholders the opportunity to exchange their notes for new notes that are substantially identical to the existing notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer.  The Company filed a Registration Statement on Form S-4 registering the senior secured notes in July 2003, and completed the exchange offer in September 2003.

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

Senior Subordinated Notes, due 2009

On January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009.  On June 29, 2001, the Company offered an additional $100.0 million under the same indenture at a price of 98.5% of face value.  During 2004 and 2003, the Company repurchased $44.8 million and $10.0 million principal amount, respectively, of the 9.75% senior subordinated notes in open market purchases.  In connection with the repurchases made in 2004 the Company incurred losses of $3.2 million on the early retirement of debt.  Repurchases made in 2003 were made at par, resulting in no material gain or loss recognized from the transactions (see Note 23).  The senior subordinated notes are general unsecured obligations of Hexcel.

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

Convertible Subordinated Debentures, due 2011

The convertible subordinated debentures carry an annual interest rate of 7.0% and are convertible into shares of Hexcel common stock prior to maturity, unless previously redeemed, at a conversion price of $30.72 per share.  Under the terms of the indenture, an annual mandatory redemption of 5% of the aggregate principal amount of the convertible debentures was required to begin in August 1997.  However, the Company satisfied this annual redemption for the period 1997 to 2002 by repurchasing a portion of the outstanding debentures in prior years.  Mandatory redemption of the convertible debentures continued in 2002 with an annual sinking fund requirement of $1.1 million in 2002 and $1.75 million in each year thereafter.  The Company satisfied the 2005 annual sinking fund requirement in 2004.  Market purchases in 2004 and 2003 were made at a slight discount to par, resulting in no material gain or loss recognized.  In 2002, the Company recognized a $0.5 million gain on the early retirement of debt in satisfaction of the 2003 sinking fund requirement. The gain was included in “non-operating income (expense), net” in the consolidated statements of operations (see Note 23).

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2004 (see Note 9):

Payable during the years ending December 31:	(in millions)
2005	$0.7
2006	1.8
2007	1.8
2008	126.8
2009	287.1
Thereafter	12.0
Total notes payable	$430.2

The aggregate maturities of notes payable in 2004 include European credit and overdraft facilities of $0.7 million, which are repayable on demand.  At December 31, 2004, the unamortized discount on the $125.0 million senior secured notes, due 2008, and the additional $100.0 million senior subordinated notes, due 2009, issued on June 29, 2001, was $0.9 million and $0.6 million, respectively.  Also at December 31, 2004, the fair value basis adjustment attributable to hedged debt obligations was a decrease of $1.4 million (see Note 16).

Estimated Fair Values of Notes Payable

The Senior Secured Credit Facility and the various European credit facilities outstanding as of December 31, 2004 and 2003 are variable-rate debt obligations.  Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values.  The approximate, aggregate fair values of the Company’s other notes payable as of December 31, 2004 and 2003 were as follows:

(in millions)	2004	2003
9.875% senior subordinated notes, due 2008	$139.7	$140.9
9.75% senior subordinated notes, due 2009	297.7	345.7
7.0% convertible subordinated debentures, due 2011	18.3	17.5

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Refinancing

During the first quarter of 2005, the Company has taken a series of actions to refinance substantially all of its long term debt. The purpose of this refinancing is to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long term debt. (see Note 2 to the accompanying consolidated financial statements in this Annual Report on Form 10-K).

Note 9 - Leasing Arrangements

Assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2004 and 2003, were:

(in millions)	2004	2003
Property, plant and equipment	$6.5	$6.2
Less accumulated depreciation	(3.1)	(2.8)
Net property, plant and equipment	$3.4	$3.4

Capital lease obligations	$4.1	$4.1
Less current maturities	(0.3)	(0.2)
Long-term capital lease obligations, net	$3.8	$3.9

The Company has entered into several capital leases for buildings and warehouses with expirations through 2012 with an obligation of $4.1 million as of December 31, 2004.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  Rental expense under operating leases was $7.3 million in 2004, $5.2 million in 2003, and $3.8 million in 2002.

Scheduled future minimum lease payments as of December 31, 2004 were:

(in millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2005	$0.6	$5.9
2006	0.6	4.8
2007	0.6	3.2
2008	0.6	2.3
2009	0.5	1.9
Thereafter	2.9	6.5
Total minimum lease payments	$5.8	$24.6

Less amounts representing interest	1.7
Present value of future minimum capital lease payments	4.1
Less current obligations under capital leases	(0.3)
Long-term obligations under capital leases	$3.8

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

The issuance of the series A and series B convertible preferred stock results in certain deductions being recognized in the Company’s consolidated statement of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed.  These deductions are reported under a caption “deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. The Company recognized deemed preferred dividends and accretion of $25.4 million and $9.6 million in the years ended December 31, 2004 and 2003, respectively.  Included in deemed preferred dividends and accretion in 2004 is $12.9 million related to the conversion of a portion of mandatorily redeemable convertible preferred stock in connection with the secondary offering of the Company’s common stock.

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

Secondary Offering of Common Stock and Conversion of Mandatorily

Redeemable Convertible Preferred Stock:

In December 2004, certain shareholders of the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock and in connection with such offering a portion of the Company’s mandatorily redeemable convertible preferred stock was converted into common stock.  Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock.  The Company received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company recorded two non-recurring charges in the fourth quarter of 2004.  A non-cash charge of $12.9 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock was recorded.  The charge represents the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred costs remaining from the original issuance of the securities.  This charge has been included in “deemed preferred dividends and accretion” in the consolidated statements of operations.  In addition, the Company recorded transaction costs of $1.1 million related to the secondary offering.  The $1.1 million of transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations.

Assuming that the closing price of the Company’s common stock for the trailing 60 consecutive days prior to March 20, 2006 exceeds $9.00 per share, pursuant to terms of the series A and series B convertible preferred stock, a mandatory conversion event would occur on March 20, 2006 and the outstanding series A preferred stock and series B preferred stock automatically convert into the Company’s common stock.  Upon conversion the Company would recognize a non-cash charge of $21.2 million.  The charge would represent the write-off of the remaining unamortized beneficial conversion feature, issuance discount and deferred costs remaining from the original issuance of the securities and would be included in “deemed preferred dividends and accretion” in the consolidated statements of operations (see Note 14).

Note 11 - Related Parties

On December 19, 2000, investment funds controlled by The Goldman Sachs Group, Inc. (the “Goldman Sachs Investors”) completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by Ciba Specialty Chemicals Holding, Inc. and certain of its affiliates.  At such time, the shares acquired by the Goldman Sachs Investors represented approximately 39% of Hexcel’s outstanding common stock.  In addition, the Company and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000.  Under this governance agreement, the Goldman Sachs Investors have the right to, among other things, designate up to three directors to sit on the Company’s board of directors.

On March 19, 2003, Hexcel issued 47,125 shares of series A convertible preferred stock and 47,125 shares of series B convertible preferred stock to the Goldman Sachs Investors for a cash payment of approximately $47.1 million.  This issuance of preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel’s voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.  On December 20, 2004, the Goldman Sachs investors sold 11,100,086 shares of Hexcel common stock in a public offering. As of December 31, 2004, the Goldman Sachs Investors held capital stock representing approximately 24.6% of Hexcel’s outstanding voting power.

Also on March 19, 2003, Hexcel issued 77,875 shares of series A convertible preferred stock and 77,875 shares of series B convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar Investors”) for a cash payment of approximately $77.9 million.  On December 20, 2004, the Berkshire/Greenbriar Investors converted 14,466 shares of series A convertible preferred stock, and all 77,875 shares of their series B convertible preferred stock, into an aggregate of 9,899,914 shares of Hexcel common stock, and sold all such shares of common stock in a public offering.  On December 23, 2004, the Berkshire/Greenbriar Investors converted an additional 9,450 shares of series A convertible preferred stock into 3,149,998 shares of Hexcel common stock, and sold all such shares of common stock in a public offering. As of December 31, 2004, the Berkshire/Greenbriar Investors held approximately 19.9% of Hexcel’s outstanding voting power.

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

In connection with the Company’s refinancing on March 19, 2003 an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the Company’s private offering (under Rule 144A) of the 9.875% Senior Secured Notes due 2008 and received $2.3 million for such services (see Note 8). In December 2004, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 24,149,998 shares of Hexcel common stock and received $4.7 million for such services.  On February 1, 2005, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the Company’s private offering (under Rule 144A) of its 6.75% Senior Subordinated Notes due 2015 and received $2.4 million for such services (see Notes 2, 8 and 10).

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

Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their compensation to an individual 401 (k) retirement savings account.  Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.  The Company also makes profit sharing contributions when it meets or exceeds certain performance targets, which are set annually.

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

U.S.  Defined Benefit Retirement Plans

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

The Company’s U.S. Qualified Plan’s actual and target asset allocations based upon its investment policy as of December 31, 2004 and 2003 were as follows:

	Actual
	2004	2003	Policy Range
Asset Class:
Equities	58%	55%	45% - 65%
Fixed Income	42%	44%	30% - 50%
Cash	0%	1%	2% - 10%

Cash is below target levels due to a high concentration of lump sum payments in 2004 and 2003.  In 2004, the Company made additional contributions of $1.6 million to the plan to fund lump sum payments.

In addition to the broad asset allocations described above, the following investment policies apply to individual asset classes: equity investments can include common and preferred securities, American Depository Receipts, as well as mutual funds in such securities.  The portfolios are required to be diversified among industries and economic sectors.  No more than 10% of the plan’s assets may be in illiquid securities.  To enhance diversification and liquidity, equity investments have been directed into mutual funds.  Short sales, margin purchases and similar speculative transactions are prohibited. Fixed income investments are oriented toward risk adverse, investment grade securities.   The short-term portion of the portfolio will be invested in high-grade commercial paper (rated A-1 and P-1), treasury bills, and short-term repurchase agreements (collateralized by U.S. Treasury or Agency issue or commercial paper), approved bankers’ acceptances and approved domestic certificates of deposit of banks.  Longer term fixed income purchases will be limited to issues rated at or above BBB- by Standard & Poor’s and Baa3 by Moody’s, while the entire portfolio must have a minimum overall rating of AA by both rating agencies.  Short sales, margin purchases and similar speculative transactions are prohibited.  The portfolio should compare favorably to the Lehman Bros. Aggregate Index over a 5-year period.

The Company uses its long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and the target asset allocation of the asset portfolio to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of its U.S. Qualified Plan.  As a result of an annual review of historical returns, market trends and recent asset allocations, the expected long-term rate of return for the 2005 plan year will remain at 7.5%.

The Company’s funding policy for the U.S. Qualified Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts that may be considered appropriate.  Although no minimum funding contributions are required in 2005, the Company plans to contribute approximately $1.5 million to the U.S. Qualified Plan to fund expected lump sum payments.

The Company’s funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees and directors is generally to pay benefits as they are incurred.  Under the provisions of these plans, the Company expects to contribute approximately $0.3 million in 2005 to cover unfunded benefits.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 years or 25 years of service to Hexcel.  The Company’s funding policy for the U.S. Postretirement Plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, the Company expects to contribute approximately $1.9 million in 2005 to cover unfunded benefits.

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

European Defined Benefit Retirement Plans

The Company maintains defined benefit retirement plans in the United Kingdom, Belgium and Austria covering certain employees and directors of its subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans.  Consistent with practices in that country, assets in the U.K. Plan are invested principally in equities.  As of December 31, 2004, 99% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with expected total portfolio returns of 7.5% - 8.0%, and minimizing the impact of market fluctuations on the fair value of the plan assets.  The Company uses its long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of its U.K. Plan.  As a result of an annual review of historical returns and market trends, the expected long-term rate of return for the U.K. Plan for the 2005 plan year will be 8.0%.  The Company plans to contribute approximately $2.1 million to the U.K. Plan during the 2005 plan year.  The Company’s Belgian and Austrian defined benefit plans are not significant.

Net Periodic Pension Expense

Net periodic expense for Hexcel’s U.S. and European qualified and nonqualified defined benefit pension plans and its U.S. retirement savings plans for the three years ended December 31, 2004, was:

(in millions)	2004	2003	2002
Defined benefit retirement plans	$7.5	$6.1	$6.8
Union sponsored multi-employer pension plan	0.1	0.2	0.2
Retirement savings plans-matching contributions	5.6	5.4	4.5
Retirement savings plans, profit sharing and incentive contributions	10.1	8.0	6.5
Net periodic expense	$23.3	$19.7	$18.0

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of Hexcel’s defined benefit retirement and postretirement plans for the three years ended December 31, 2004, were:

(in millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2004	2003	2002	2004	2003	2002
Service cost	$0.9	$0.7	$0.7	$2.9	$1.9	$4.3
Interest cost	1.8	1.7	1.6	4.8	4.0	3.0
Expected return on plan assets	(1.1)	(1.1)	(1.4)	(4.8)	(3.8)	(4.1)
Net amortization and deferral	1.0	0.7	0.5	1.2	1.4	1.7
Sub-total	2.6	2.0	1.4	4.1	3.5	4.9
Curtailment and settlement (gain) loss	0.8	0.9	0.5	—	(0.3)	—
Net periodic pension cost	$3.4	$2.9	$1.9	$4.1	$3.2	$4.9

Postretirement Plans	2004	2003	2002
Service cost	$0.3	$0.2	$0.1
Interest cost	1.0	0.8	0.8
Net amortization and deferral	—	(0.3)	(0.5)
Curtailment and settlement	(0.2)	—	—
Net periodic postretirement benefit cost	$1.1	$0.7	$0.4

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel’s defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2004 and 2003, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(in millions)	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation - beginning of year	$30.4	$25.9	$85.1	$66.5	$18.7	$13.0
Service cost	0.9	0.7	2.8	1.9	0.3	0.2
Interest cost	1.8	1.7	4.8	4.0	1.0	0.8
Plan participants’ contributions	—	—	1.2	1.0	0.5	0.5
Amendments	—	—	—	—	(3.2)	0.3
Actuarial loss	2.4	4.4	1.6	5.4	1.4	6.3
Benefits paid	(0.4)	(0.4)	(1.7)	(1.9)	(2.0)	(2.4)
Curtailment and settlement gain	(1.4)	(1.9)		(0.5)	—	—
Currency translation adjustments	—	—	7.6	8.7	—	—
Benefit obligation - end of year	$33.7	$30.4	$101.4	$85.1	$16.7	$18.7

Change in plan assets:
Fair value of plan assets - beginning of year	$13.2	$11.8	$59.3	$47.5	$—	$—
Actual return on plan assets	1.2	2.0	6.2	4.8	—	—
Employer contributions	2.0	1.7	2.3	2.0	1.5	1.9
Plan participants’ contributions	—	—	1.2	1.0	0.5	0.5
Benefits paid	(0.4)	(0.4)	(1.7)	(1.9)	(2.0)	(2.4)
Currency translation adjustments	—	—	5.1	6.1	—	—
Settlements	(1.6)	(1.9)	—	(0.2)	—	—
Fair value of plan assets - end of year	$14.4	$13.2	$72.4	$59.3	$—	$—

Reconciliation of funded status to net amount recognized:
Unfunded status	$(19.4)	$(17.2)	$(28.9)	$(25.8)	$(16.7)	$(18.7)
Unrecognized actuarial loss (gain)	12.5	11.4	32.9	31.1	4.7	(1.4)
Unamortized prior service cost (benefit)	1.8	2.0	—	—	(4.2)	3.5
Net amount recognized	$(5.1)	$(3.8)	$4.0	$5.3	$(16.2)	$(16.6)

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit costs	$—	$—	$(3.8)	$(5.9)	$—	$—
Intangible asset	1.3	1.6	—	—	—	—
Accrued benefit liability	(17.3)	(15.9)	(0.2)	—	(16.2)	(16.6)
Accumulated other comprehensive income (before tax for European Plans)	10.9	10.5	8.0	11.2	—	—
Net amount recognized	$(5.1)	$(3.8)	$4.0	$5.3	$(16.2)	$(16.6)

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2004, with the exception of the U.K. Plan which had a measurement date of September 30, 2004.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $31.4 million and $28.9 million as of December 31, 2004 and 2003, respectively.  The U.S. Qualified Plan’s ABO exceeded plan assets by $9.3 million and $9.1 million as of December 31, 2004 and 2003, respectively.  All other U.S. plans were unfunded.  The U.K. Plan had an ABO in excess of plan assets.  This plan’s ABO was $69.2 million and $58.3 million as of December 31, 2004 and 2003, respectively.  A minimum pension obligation was recorded to the extent such excesses exceed the liability recognized under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “intangible assets” to the extent of unrecognized prior service costs, with the remainder recorded in “accumulated other comprehensive income.”  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

As of December 31, 2004 and 2003, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in “accrued compensation and benefits” and “other non-current liabilities,” respectively, in the accompanying consolidated balance sheets.

Assumptions used to determine net periodic costs for the three years ended December 31, 2004, and estimate the actuarial present value of benefit obligations at December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
U.S. defined benefit retirement plans:
Discount rates	5.75%	6.0%	6.8%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	7.5%	7.5%	9.0%

European defined benefit retirement plans:
Discount rates	5.3% – 5.5%	5.3% – 5.5%	5.3% – 6.0%
Rates of increase in compensation	0.0% – 4.0%	2.3% – 4.0%	2.5% – 3.8%
Expected long-term rates of return on plan assets	5.0% – 8.0%	5.0% – 8.0%	5.0% – 7.8%

Postretirement benefit plans:
Discount rates	5.75%	6.0%	6.8%

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 11.0% for medical and 5.0% for dental and vision for 2005.  The medical rates are assumed to gradually decline to 5.0% by 2013, whereas dental and vision rates are assumed to remain constant at 5.0%.

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have on the total of service and interest cost components, and on the postretirement benefit obligation:

(in millions)	2004	2003
One-percentage-point increase:
Effect on total service and interest cost components	$0.1	$0.1
Effect on postretirement benefit obligation	$1.0	$1.4

One-percentage-point decrease:
Effect on total service and interest cost components	$(0.1)	$(0.1)
Effect on postretirement benefit obligation	$(0.9)	$(1.2)

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

Note 13 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2004, were as follows:

(in millions)	2004	2003	2002
Income (loss) before income taxes:
U.S.	$21.5	$(7.3)	$(22.5)
International	17.4	11.1	30.2
Total income before income taxes	$38.9	$3.8	$7.7

Provision for income taxes:
Current:
U.S.	$0.8	$0.9	$—
International	11.5	7.8	9.6
Current provision for income taxes	12.3	8.7	9.6
Deferred:
U.S.	0.6	0.6	0.5
International	(1.7)	4.2	1.2
Deferred (benefit) provision for income taxes	(1.1)	4.8	1.7
Total provision for income taxes	$11.2	$13.5	$11.3

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2004, is as follows:

(in millions)	2004	2003	2002
Provision for taxes at U.S. federal statutory rate	$13.6	$1.3	$2.7
Foreign effective rate differential	4.2	0.2	0.2
Other permanent items	0.2	(0.8)	(0.1)
Valuation allowance	(6.8)	12.8	8.5
Total provision for income taxes	$11.2	$13.5	$11.3

In 2004, 2003 and 2002, the Company received dividends of $15.4 million, $79.2 million and $74.0 million, respectively, from its foreign subsidiaries, which is taxable for U.S. income tax purposes.  The taxable income resulting from the dividends is fully offset by net operating losses.  This utilization of net operating losses resulted in a corresponding reduction in the valuation allowance.  The tax effects of the dividends of $5.4 million, $27.7 million and $26.1 million in 2004, 2003 and 2002, respectively, have been netted against the valuation allowance in the above table.

As of December 31, 2004 and 2003, the Company has made no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2004 and 2003 were:

(in millions)	2004	2003
Net operating loss carryforwards	$45.2	$52.8
Reserves and other, net	26.7	25.0
Accelerated depreciation	(18.1)	(22.7)
Accelerated amortization	69.9	80.3
Unfunded pension liability	12.9	11.3
Valuation allowance (a)	(133.9)	(146.1)
Net deferred tax asset	$2.7	$0.6

(a)  The reduction in the valuation allowance in 2004 was primarily due to the utilization of the U.S. net operating losses to offset current year U.S. taxable income.  These net operating losses had a full valuation allowance against them at December 31, 2003.

The Company’s U.S. operations have generated net operating losses (“NOL”).  Through the first quarter of 2001, the Company recognized the benefit of these NOL carryforwards by increasing the deferred tax asset carried on its consolidated balance sheet.

During the second quarter of 2001, the Company began to experience a sharp decline in revenues from its electronics market.  As a result, the Company reevaluated its ability to continue to recognize a benefit for U.S. net operating losses generated, and determined to increase its tax provision rate through the establishment of a non-cash valuation allowance attributable to the currently generated U.S. net operating losses until such time as the U.S. operations return to consistent profitability.  Due to the effect of significant events that occurred since such time, including the delay in anticipated recovery in the electronics market, anticipated reductions in commercial aircraft production, and a general weakening of the economy, along with the sizable impairments on certain long-lived assets recognized in the fourth quarter of 2001, the Company reduced its estimates for future U.S. taxable income during the carryforward period.  As such, the Company established a full valuation allowance on its U.S. deferred tax assets, which resulted in a tax provision of $32.6 million in the fourth quarter of 2001 to record a valuation allowance on previously reported tax assets.

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

The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses) until such time as the U.S. and Belgian operations, respectively, generate sufficient taxable income to utilize the net operating losses in full.  Deferred tax assets require a valuation allowance when it is more likely than not that some portion of the deferred tax assets may not be realized.  The realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable U.S. and Belgian income during the carry-forward period improve.  As a result of the Company’s 2005 refinancing of long-term debt (see Note 2), U.S. interest expense will decline and U.S. pre-tax income will increase in 2005 and in future periods.  During 2005, the Company will evaluate the impact of the increase in U.S. pre-tax income on the realization of the U.S. deferred tax asset and as a result, the Company may reverse a portion of its valuation allowance.

Net Operating Loss Carryforwards

As of December 31, 2004, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $113.3 million and $16.9 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure (see Notes 2, 8 and 10).  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2023.  The Company’s foreign net operating losses can be carried forward without limitation.

Note 14 - Stockholders’ Equity (Deficit)

Common Stock Outstanding

(Number of shares in millions)	2004	2003	2002
Common stock:
Balance, beginning of year	40.0	39.8	39.4
Conversion of mandatorily redeemable convertible preferred stock	13.0	—	—
Activity under stock plans	2.0	0.2	0.4
Balance, end of year	55.0	40.0	39.8
Treasury stock:
Balance, beginning of year	1.3	1.3	1.2
Repurchased	0.1	—	0.1
Balance, end of year	1.4	1.3	1.3
Common stock outstanding	53.6	38.7	38.5

Stock-Based Incentive Plans

Hexcel has various stock option and management incentive plans for eligible employees, officers, and directors.  These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  Options to purchase common stock are generally granted at the fair market value on the date of grant.  Substantially all outstanding options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances.  At December 31, 2004, the aggregate number of shares of stock issuable under these plans was 12.5 million shares.

As of December 31, 2004, 2003, and 2002, Hexcel had outstanding at each year end a total of 0.1 million performance accelerated restricted stock units (“PARS”).  PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period (or upon the attainment of certain financial or stock performance objectives, if sooner), subject to certain events that may accelerate vesting.  No PARS were converted into Hexcel common stock in 2004 or 2003, while 0.1 million PARS were converted into Hexcel common stock in 2002.  No PARS were granted during the three years ended December 31, 2004.

In each of the years ended December 31, 2004, 2003 and 2002, Hexcel granted 0.3 million restricted stock units to eligible officers and employees.  Restricted stock units are convertible to an equal number of shares of Hexcel common stock and generally vest ratably over a three-year period.  In 2003, 0.1 million restricted stock units vested and were converted to an equal number of common shares.  In the first quarter 2004, 0.2 million restricted stock units vested and were converted into common shares.  In addition, the Company’s Chief Executive Officer received approximately 0.1 million shares of common stock in connection with his hiring in July 2001, restricted during a twenty-month vesting period.  The restriction was removed from 20% of the shares in March 2002 and from the remaining 80% of the shares in March 2003.

Compensation expense of $1.6 million, $0.8 million and $0.8 million was recognized in 2004, 2003 and 2002, respectively, in regards to the PARS, restricted stock units and the Chief Executive Officer’s restricted stock.  Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant.  Refer to Note 1 for the pro forma disclosure required under FAS 123 that exemplifies the effects on net income (loss) available to common shareholders and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation.

Stock option data for the years ended December 31, 2004, 2003 and 2002, was:

(in millions, except per share data)	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2002	7.4	$10.62
Options granted	1.3	$2.66
Options exercised	—	$—
Options expired or canceled	(0.6)	$10.61
Options outstanding as of December 31, 2002	8.1	$8.81
Options granted	1.5	$3.06
Options exercised	(0.1)	$2.82
Options expired or canceled	(0.8)	$9.54
Options outstanding as of December 31, 2003	8.7	$8.26
Options granted	0.7	$7.42
Options exercised	(1.6)	$7.95
Options expired or canceled	(0.3)	$10.58
Options outstanding as of December 31, 2004	7.5	$8.31

The total number of options exercisable as of December 31, 2004, 2003 and 2002 were 5.1 million, 6.0 million and 5.9 million, respectively, at a weighted average exercise price per share of $9.59, $9.97 and $10.45, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2004 (in millions, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37 – 2.74	1.0	7.05	$2.67	0.6	$2.63
$2.75 – 2.98	0.2	8.05	$2.97	0.1	$2.97
$2.99 – 3.13	1.1	8.02	$3.13	0.3	$3.13
$3.14 – 7.38	1.2	7.48	$6.64	0.5	$5.64
$7.38 – 10.31	0.7	5.36	$9.58	0.7	$9.58
$10.32 – 10.50	0.8	6.58	$10.50	0.4	$10.50
$10.51 – 11.88	0.4	3.90	$11.30	0.4	$11.30
$11.89 – 12.00	1.2	2.83	$12.00	1.2	$12.00
$12.01 – 29.63	0.9	1.53	$15.32	0.9	$15.32
$1.37 – 29.63	7.5	5.59	$8.31	5.1	$9.59

The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $4.20, $1.77 and $1.96, respectively, and was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2004	2003	2002
Expected life (in years)	4	4	5
Interest rate	4.29%	3.12%	2.78%
Volatility	71.68%	78.09%	88.60%
Dividend yield	—	—	—

Employee Stock Purchase Plan (“ESPP”)

Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of December 31, 2004, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During 2004, 2003 and 2002, an aggregate total of approximately 0.2 million shares of common stock were issued under the ESPP.

Secondary Offering of Common Stock and Conversion of Mandatorily

Redeemable Convertible Preferred Stock:

In December 2004, the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock by certain of its shareholders and the related conversion of mandatorily redeemable convertible preferred stock.  Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company recorded two non-recurring charges in the fourth quarter of 2004.  A non-cash charge of $12.9 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock was recorded.  The charge represents the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred costs remaining from the original issuance of the securities.  This charge has been included in “deemed preferred dividends and accretion” in the Consolidated Statements of Operations.  In addition, the Company recorded transaction costs of $1.1 million related to the secondary offering.  The $1.1 million of transaction costs have been included in selling, general and administrative expenses in the Consolidated Statements of Operations (see Note 10).

Note 15 - Net Income (Loss) Per Common Share

Computations of basic and diluted net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002, are as follows:

(in millions, except per share data)	2004	2003	2002
Basic net income (loss) per common share:
Net income (loss)	$28.8	$(11.1)	$(13.6)
Deemed preferred dividends and accretion	(25.4)	(9.6)	—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)
Weighted average common shares outstanding	39.3	38.6	38.4
Basic net income (loss) per common share	$0.09	$(0.54)	$(0.35)

Diluted net income (loss) per common share:
Net income (loss)	$28.8	$(11.1)	$(13.6)
Deemed preferred dividends and accretion	(25.4)	(9.6)	—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)
Plus: Deemed preferred dividends and accretion	—	—	—
Net income (loss) available to common shareholders Plus assumed conversions	$3.4	$(20.7)	$(13.6)
Weighted average common shares outstanding – Basic	39.3	38.6	38.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	—	—
Stock options	2.3	—	—
Mandatorily redeemable convertible preferred stock	—	—	—
Weighted average common shares outstanding – Diluted	42.1	38.6	38.4
Diluted net income (loss) per common share	$0.08	$(0.54)	$(0.35)

The Company’s convertible subordinated debentures, due 2011, were excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002 as it was anti-dilutive. Also, the Company’s mandatorily redeemable convertible preferred stock was excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2004 and 2003 as it was anti-dilutive.  A portion of the Company’s stock options were excluded from the computation of diluted net income per common share for the year ended December 31, 2004 and all of the stock options and restricted stock were excluded from the computation of diluted net loss per common share for the year ended December 31, 2003 as they were anti-dilutive.  In addition, the Company’s convertible subordinated notes, due 2003, were excluded from this computation of diluted net loss per common share for the year ended December 31, 2002 as it was anti-dilutive.  The convertible subordinated notes, due 2003, were repaid in full on March 19, 2003.

Note 16 – Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively convert the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements range from LIBOR + 6.12% to LIBOR + 6.16%, and are reset semiannually on January 15 and July 15 of each year the swap agreements are in effect.  Interest payment dates under the swap agreements of January 15 and July 15 match the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements are cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes, due 2009.  The aggregate fair value and carrying amount of these swap agreements was a reduction in notes payable of $1.4 million and $0.5 million as of December 31, 2004 and 2003, respectively.  For 2004 and 2003, hedge ineffectiveness was immaterial.  A net gain of $2.0 million and $0.5 million was recognized as a component of “interest expense” for 2004 and 2003, respectively.

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement was $3.6 million and $2.5 million at December 31, 2004 and 2003, respectively.  During 2004 and 2003, hedge ineffectiveness was immaterial.  A net loss of $0.5 million for the years ended December 31, 2004 and 2003 was recognized as a component of “comprehensive income (loss).”  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  In 2001, Hexcel entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through March 2005.  During the fourth quarter of 2003, Hexcel entered into similar contracts to also exchange U.S. dollars for Euros through March 2005.  The aggregate notional amount of these contracts was $18.2 million and $62.9 million at December 31, 2004 and 2003, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2004, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2004, 2003 and 2002 was as follows:

(in millions)	2004	2003	2002
Unrealized gains at beginning of period	$6.4	$2.3	$(4.0)
(Gains) losses reclassified to net sales	(6.7)	(1.9)	0.1
Increase in fair value	1.6	6.0	6.2
Unrealized gains at end of period	$1.3	$6.4	$2.3

Unrealized gains of $1.3 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2004 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  With the change in the value and amount of hedges in place between December 31, 2003 and December 31, 2004, the benefit derived from hedging will be lower in 2005 than it was in 2004.

Foreign Currency Options

Consistent with its strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling during 2004. The nominal amount of the options is $10.0 million.

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

Environmental Claims and Proceedings

The Company is subject to numerous federal, state, local and foreign laws and regulations that impose strict requirements for the control and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. These laws and regulations include the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and analogous state and foreign laws and regulations, as well as the Toxic Substance Control Act and similar foreign laws and regulations. Regulatory standards under these environmental laws and regulations have tended to become increasingly stringent over time.

Hexcel has been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that it does not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because CERCLA allows for joint and several liability in certain circumstances, the Company could be responsible for all remediation costs at such sites, even if it is one of many PRPs. The Company believes, based on the amount and the nature of its waste, and the number of other financially viable PRPs, that its liability in connection with such matters will not be material.

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility it owns and formerly operated in Lodi, New Jersey.  Hexcel has commenced remediation of this site in accordance with an approved plan, however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.

In October 2003, Hexcel, along with 66 other entities, received a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including Hexcel’s Lodi facility, caused damage to natural resources in the Lower Passaic River watershed.  In February 2004, Hexcel received a similar general notice letter from the EPA which requests Hexcel, along with 42 other entities, to consider helping to finance an estimated $10 million EPA study of environmental conditions in the Lower Passaic River watershed.  Hexcel believes it has viable defenses to the EPA and NJDEP claims and Hexcel expects that many yet unnamed parties also will receive directives and/or notices from the NJDEP and EPA, respectively.  Hexcel’s ultimate liability, if any, under these claims cannot be determined at this time.

Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company’s Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company determined that the cost-sharing agreement terminated in December 1998, however, the other party disputes this determination.

The Company’s estimate of its liability as a PRP and the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites is accrued in its consolidated balance sheets.  As of December 31, 2004 and 2003, the Company’s aggregate environmental related accruals were $4.1 million and $4.0 million, respectively.  As of December 31, 2004 and 2003, $1.0 million and $1.3 million, respectively, were included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.6 million and $1.3 million higher at December 31, 2004 and 2003, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2004, 2003 and 2002, was $1.0 million, $2.4 million and $1.4 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance were $6.0 million, $4.9 million and $4.4 million, for 2004, 2003 and 2002, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.1 million, $0.7 million and $0.9 million for 2004, 2003 and 2002, respectively.  The Company expects the level of spending on remediation, environmental compliance and capital spending in 2005 to approximate spending levels in prior years.

Other Proceedings

Hexcel has been advised that the Antitrust Division of the United States Department of Justice has closed its investigation of the carbon fiber and carbon fiber prepreg industries which commenced in 1999.  No indictments have been issued in the case to the Company or any of its employees or representatives.

As a result of the investigations, in 1999 Hexcel, along with others in the industry, were joined in a class action lawsuit alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg (Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx)). On August 26, 2004, Hexcel entered into a stipulation of settlement with the plaintiffs in the Thomas & Thomas Rodmakers, Inc. federal class action for $7.0 million. The settlement was approved by the court on January 31, 2005 and the Company has paid the settlement amount in full.  Hexcel denied and continues to deny the allegations in this case, but believes that the costs of continuing defense outweighed the costs of settlement.

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, with similar allegations (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et. al., First Amended Complaint filed October 15, 2002, United States District Court, Central District of California, Southern Division, CV-99-7796 (FMC) (RNBx) (C.D. Cal)). The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.  The Company has entered into statue of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.

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

In 1999, a qui tam case was filed under seal by executives of Horizon Sports Technologies, Inc. alleging that Boeing and other prime contractors to the United States Government and certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent because the defendants knew of the alleged conspiracy to fix prices of carbon fiber and carbon prepreg described in the above cases (United States ex rel. Beck, v. Hexcel Corp., et al., filed July 27, 1999, in the United States District Court for the Southern District of California, Civil Action No. 99-CV- 1557 (BEN) (JMA) (S.D. Cal.)). The case was unsealed in 2002 when the U.S. advised that it was unable to decide whether to intervene in the case based on the information available to it at that time and the Relators served the Company and other defendants. The Company is not in a position to predict the outcome of the lawsuit, but believes that the lawsuit is without merit as to the Company.

In 2004, Hercules Incorporated (“Hercules”), a defendant in the above cases, filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company, (whereby the Company acquired the carbon fiber and prepreg assets of Hercules), the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). The Company is not in a position to predict the outcome of the lawsuit, but believes it is without merit.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions.  The Company had $24.3 million and $23.5 million letters of credit outstanding at December 31, 2004 and 2003, respectively, of which $11.1 million was issued in support of a loan to the Company’s BHA Aero joint venture in China.

During the fourth quarter of 2004, BHA Aero Composites Parts Co. (“BHA Aero”) and its equity owners (Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corp. 1 (“AVIC”)) reached an agreement on the re-capitalization of BHA Aero and a refinancing of BHA Aero’s third party loans.  Pursuant to the terms of the agreement, Hexcel and Boeing agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  Upon the completion of the equity investment, BHA Aero will refinance its existing bank loans with a new five year bank term loan.  The new five year bank term loan will be supported by guarantees from Boeing and AVIC.  In addition, as part of the refinancing, Hexcel has agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supports BHA Aero’s current bank loan, would terminate and would not be reissued.  On January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million in BHA Aero.  The refinancing of BHA Aero’s bank debt was completed on January 26, 2005, and Hexcel’s standby letter of credit terminated on February 15, 2005 (see Note 7).

Guarantees

On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45”).  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and is applicable on a prospective basis to all guarantees issued of modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on the consolidated financial statements.

On January 20, 2005, Hexcel entered into a letter of awareness whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances (see Note 7).

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the years ended December 31, 2004, 2003 and 2002, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2004 and 2003, were as follows:

(in millions)	Product Warranties
Balance as of January 1, 2002	$5.0
Warranty expense	2.9
Deductions and other	(3.9)
Balance as of December 31, 2002	$4.0
Warranty expense	3.5
Deductions and other	(2.5)
Balance as of December 31, 2003	$5.0
Warranty expense	4.0
Deductions and other	(3.9)
Balance as of December 31, 2004	$5.1

Note 18 – Supplemental Cash Flow

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

(in millions)	2004	2003	2002
Cash paid for:
Interest	$47.1	$51.7	$59.3
Taxes	$10.4	$9.4	$8.4
Non-cash items:
Conversion of mandatorily redeemable convertible preferred stock	$40.9	$—	$—
Common stock issued under incentive plans	$0.6	$0.4	$2.0

Note 19 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2004 and 2003 were as follows:

(in millions)	2004	2003
Currency translation adjustments	$33.5	$20.5
Minimum pension obligations	(15.4)	(17.6)
Net unrealized gains on financial instruments	0.3	5.9
Accumulated other comprehensive income	$18.4	$8.8

Note 20 - Segment Information

The financial results for Hexcel’s business segments have been prepared using a management approach, which is consistent with the basis and manner in which Hexcel management internally segregates financial information for the purposes of assisting in making internal operating decisions.  Hexcel evaluates performance based on operating income and generally accounts for intersegment sales based on arm’s-length prices.  Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributed to the business segments.  Accounting principles used in the segment information are the same as those used for the consolidated financial statements.  Hexcel’s business segments and related products are as follows:

Reinforcements: This segment manufactures and sells industrial fabrics and other specialty reinforcement products produced from carbon, glass and aramid fibers.  These reinforcement products comprise the foundation of most composite materials, parts and structures.  The segment weaves electronic fiberglass fabrics that are a substrate for printed wiring boards.  All of the Company’s electronics sales come from reinforcement fabric sales.  This segment also sells products for industrial applications such as body armor, composite reinforcement, and decorative blinds and screens.  In addition, this segment sells to the Company’s Composites business segment, and to other third-party customers in the commercial aerospace and space and defense markets.

Composites: This segment manufactures and sells carbon fibers and composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets.  This segment also sells to the Company’s Structures business segment.

Structures: This segment manufactures and sells a range of lightweight, high-strength composite structures to the commercial aerospace and space and defense markets.

The following table presents financial information on the Company’s business segments as of December 31, 2004, 2003 and 2002, and for the years then ended:

(in millions)	Reinforcements	Composites	Structures	Corporate/ Eliminations	Total
Third-Party Sales
2004	$319.4	$683.9	$71.2	$—	$1,074.5
2003	232.8	584.8	79.3	—	896.9
2002	217.9	532.4	100.5	—	850.8
Intersegment sales
2004	$103.3	$19.0	$—	$(122.3)	$—
2003	83.7	15.6	—	(99.3)	—
2002	70.3	17.2	—	(87.5)	—
Operating income (loss)
2004	$39.7	$89.1	$3.8	$(43.8)	$88.8
2003	16.2	66.8	4.2	(27.2)	60.0
2002	19.6	65.8	0.4	(25.6)	60.2
Depreciation
2004	$16.5	$33.5	$1.9	$0.1	$52.0
2003	17.3	32.7	2.1	0.1	52.2
2002	15.4	29.3	2.4	0.1	47.2
Equity in earnings (losses) of and write-down of an investment in affiliated companies
2004	$2.5	$—	$(1.4)	$—	$1.1
2003	2.1	—	(3.5)	—	(1.4)
2002	(5.2)	—	(4.8)	—	(10.0)
Business consolidation and restructuring expenses (net credits)
2004	$0.7	$2.3	$—	$(0.1)	$2.9
2003	1.8	1.8	0.2	0.2	4.0
2002	(0.5)	1.9	0.2	(1.1)	0.5
Business consolidation and restructuring payments
2004	$0.7	$3.5	$0.2	$0.3	$4.7
2003	2.2	5.0	1.0	0.9	9.1
2002	7.9	11.2	1.6	3.6	24.3
Segment assets
2004	$266.8	$471.4	$69.1	$(30.5)	$776.8
2003	238.8	452.9	62.1	(31.1)	722.7
2002	245.4	435.5	80.8	(53.6)	708.1
Investments in affiliated companies
2004	$5.7	$—	$(0.2)	$—	$5.5
2003	6.2	—	1.2	—	7.4
2002	29.2	—	4.8	—	34.0
Capital expenditures
2004	$10.3	$26.4	$0.4	$1.0	$38.1
2003	6.9	14.4	0.3	—	21.6
2002	4.0	10.4	0.4	0.1	14.9

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2004, 2003 and 2002:

(in millions)	2004	2003	2002
Net sales to external customers (a):
United States	$603.0	$502.2	$492.7
International
France	201.8	170.1	148.8
United Kingdom	91.3	79.4	73.4
Other	178.4	145.2	135.9
Total international	471.5	394.7	358.1
Total consolidated net sales	$1,074.5	$896.9	$850.8

Long-lived assets:
United States	$178.4	$198.0	$225.3
International
France	41.9	38.4	34.3
United Kingdom	43.7	40.1	35.3
Other	38.3	34.1	31.7
Total international	123.9	112.6	101.3
Total consolidated long-lived assets	$302.3	$310.6	$326.6

(a) Certain prior years’ revenues have been reclassified to conform to the 2004 presentation.

Net sales are attributed to geographic areas based on the location in which the product is manufactured.  U.S. net sales include U.S. exports to non-affiliates of $76.2 million, $73.0 million, and $67.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively.  Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Significant Customers

The Boeing Company and its subcontractors accounted for approximately 19.3%, 22.7% and 23.9% of 2004, 2003 and 2002 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 20.7%, 19.6% and 16.3% of 2004, 2003 and 2002 net sales, respectively.

Note 21 – Other Income (Expense), Net

Other income (expense), net, for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

(in millions)	2004	2003	2002
Gains on sale of assets	$4.0	$2.2	$—
Accrual for certain legal matters	(7.0)	—	—
Other income (expense), net	$(3.0)	$2.2	$—

During 2004, the Company recorded an accrual of $7.0 million in connection with a stipulation of settlement for the same amount, signed with the plaintiffs on September 30, 2004, in the ongoing carbon fiber federal class action case (see Note 17).  The settlement was approved by the court on January 31, 2005 and the Company paid the settlement amount in full in February 2005.  The Company denied and continues to deny the allegations in this case, but believes that the costs of continuing defense outweighed the costs of settlement.

During 2004, the Company sold surplus land at one of its U.S. manufacturing facilities for net cash proceeds of $6.5 million and recognized a net $4.0 million gain on the sale.

In 2003, the Company sold certain assets of its Structures business segment in two separate transactions for combined proceeds of $5.7 million, net of customary closing costs, and recognized an aggregate gain of $2.2 million.

There were no items related to other income or expense in 2002.

Note 22 – Non-Recurring Expenses

During 2004, the Company recorded transaction costs of $1.1 million related to the secondary offering of its common stock.  The $1.1 million of transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations (see Notes 10 and 14).

During 2002, the Company recorded $1.5 million of expenses associated with the Company’s agreement to issue mandatorily redeemable convertible preferred stock.  The $1.5 million of expenses were included in selling, general and administrative expenses in the consolidated statement of operations.

Note 23 – Non-Operating Income (Expense), Net

Non-operating income (expense), net, for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

(in millions)	2004	2003	2002
Gains relating to de-mutualization of an insurance company	$1.0	$—	$—
Gain on expiration of contingent liability	—	1.4	—
Gain (loss) on early retirement of debt	(3.2)	(4.0)	0.5
Litigation gain	—	—	9.8
Non-operating income (expense), net	$(2.2)	$(2.6)	$10.3

During the first quarter of 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001.  Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company.  The assets held in the account will be used to defray a portion of future funding requirements associated with these plans.  In connection therewith, the Company recognized a gain of $0.6 million.  In addition, during the second quarter of 2004, the Company sold the underlying securities obtained through the de-mutualization recognizing an additional gain of $0.4 million.

During 2004, the Company repurchased $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009, recognizing losses of $3.2 million on the early retirement of debt.  The losses resulted from market premiums paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

During 2003, the Company recognized a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.

In connection with its refinancing of its capital structure in 2003, the Company incurred a $4.0 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes, due 2003.

In 2002, the Company recognized a $0.5 million gain on the early retirement of the Company’s 7.0% convertible subordinated debentures, due 2011, in satisfaction of an annual sinking fund requirement.  Also, in 2002, the Company recognized a litigation gain of $9.8 million (net of related fees and expenses) in connection with a contract dispute with Hercules, Inc. that arose out of the acquisition of Hercules’ Composites Products Division in 1996.  The net cash proceeds received from Hercules Inc. of $11.1 million were in satisfaction of the judgment entered in favor of the Company after Hercules had exhausted all appeals from a lower court decision in the New York courts.

Note 24 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2004 and 2003 were:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)(b)
2004
Net sales	$262.8	$272.2	$263.1	$276.4
Gross margin	54.6	61.5	54.9	58.1
Business consolidation and restructuring expenses	0.5	0.9	0.6	0.9
Other expense, net	—	1.5	1.5	—
Operating income	23.7	25.9	18.6	20.6
Non-operating expense, net	0.1	0.5	—	1.6
Deemed preferred dividends and accretion	(3.1)	(3.1)	(3.2)	(16.0)
Net income (loss) available to common shareholders	5.0	5.7	1.1	(8.4)
Net income (loss) per common share:
Basic	$0.13	$0.14	$0.03	$(0.20)
Diluted	$0.09	$0.10	$0.03	$(0.20)
Market price:
High	$8.70	$12.10	$14.16	$17.92
Low	$6.92	$6.72	$10.30	$13.65

2003
Net sales	$228.6	$234.1	$212.8	$221.4
Gross margin	46.0	47.6	39.6	41.3
Business consolidation and restructuring expenses	0.7	0.7	1.0	1.6
Other income, net	—	1.8	0.4	—
Operating income	17.2	18.8	11.1	10.7
Non-operating income (expense), net	(4.0)	1.4	—	—
Deemed preferred dividends and accretion	(0.5)	(3.0)	(3.1)	(3.0)
Net income (loss) available to common shareholders	(3.7)	1.8	(6.1)	(12.7)
Net income (loss) per common share:
Basic	$(0.10)	$0.05	$(0.16)	$(0.33)
Diluted	$(0.10)	$0.05	$(0.16)	$(0.33)
Market price:
High	$3.29	$4.55	$6.81	$7.95
Low	$2.60	$2.80	$3.22	$5.75

(a)          Included in deemed preferred dividends and accretion for the fourth quarter of 2004 is an accelerated charge of $12.9 million resulting from the conversion of a portion of mandatorily redeemable convertible preferred stock into common stock (see Note 10).

(b)         Included in the net loss available to common shareholders for the fourth quarter of 2003 is the impact of recognizing a non-cash valuation allowance on a Belgian deferred tax asset of $4.7 million.

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

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of December 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$25.5	$10.3	$21.4	$—	$57.2
Accounts receivable, net	36.9	64.3	52.3	—	153.5
Inter-company accounts receivable	140.4	270.7	19.1	(430.2)	—
Inter-company interest receivable	12.0	0.5	0.1	(12.6)	—
Inventories, net	36.3	68.2	39.7	—	144.2
Inter-company short-term notes receivable	24.4	—	10.2	(34.6)	—
Prepaid expenses and other current assets	9.9	4.7	3.8	—	18.4
Total current assets	285.4	418.7	146.6	(477.4)	373.3

Net property, plant and equipment	122.4	124.2	40.0	—	286.6
Goodwill	21.5	54.3	2.5	—	78.3
Investments in subsidiaries	(519.7)	—	—	519.7	—
Investments in affiliated companies	—	5.7	(0.2)	—	5.5
Inter-company long-term notes receivable	994.8	17.7	20.5	(1,033.0)	—
Other assets	22.2	42.5	1.7	(33.3)	33.1

Total assets	$926.6	$663.1	$211.1	$(1,024.0)	$776.8

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.2	$0.1	$0.7	$—	$1.0
Inter-company short-term notes payable	—	34.6	—	(34.6)	—
Inter-company interest payable	—	9.9	2.7	(12.6)	—
Accounts payable	18.7	45.6	30.5	—	94.8
Inter-company accounts payable	280.0	129.0	21.2	(430.2)	—
Accrued compensation and benefits	29.1	13.9	12.6	—	55.6
Accrued interest	16.0	—	—	—	16.0
Business consolidation and restructuring liabilities	1.7	2.6	—	—	4.3
Other accrued liabilities	21.2	12.0	11.1	—	44.3
Total current liabilities	366.9	247.7	78.8	(477.4)	216.0

Long-term notes payable and capital leases	427.3	3.1	—	—	430.4
Inter-company long-term notes payable	—	937.7	95.3	(1,033.0)	—
Long-term retirement obligations	24.6	20.4	3.9	—	48.9
Other non-current liabilities	8.4	4.3	2.7	—	15.4
Total liabilities	827.2	1,213.2	180.7	(1,510.4)	710.7

Mandatorily redeemable convertible preferred stock, 0.101 shares of series A and 0.047 shares of series B authorized, issued and outstanding at December 31, 2004	90.5	—	—	—	90.5
Stockholders’ equity (deficit)	8.9	(550.1)	30.4	486.4	(24.4)

Total liabilities and stockholders’ equity (deficit)	$926.6	$663.1	$211.1	$(1,024.0)	$776.8

Hexcel Corporation and Subsidiaries

Consolidating Balance Sheet

As of December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.8	$8.8	$5.1	$—	$41.7
Accounts receivable, net	28.3	52.8	45.1	—	126.2
Inter-company accounts receivable	121.9	194.6	6.9	(323.4)	—
Inter-company interest receivable	6.4	—	—	(6.4)	—
Inventories, net	34.7	55.1	30.7	—	120.5
Inter-company short-term notes receivable	208.4	—	14.3	(222.7)	—
Prepaid expenses and other current assets	2.5	8.9	4.8	—	16.2
Total current assets	430.0	320.2	106.9	(552.5)	304.6

Net property, plant and equipment	135.5	121.6	36.8	—	293.9
Goodwill	21.5	53.1	2.3	—	76.9
Investments in subsidiaries	(568.5)	—	—	568.5	—
Investments in affiliated companies	—	6.2	1.2	—	7.4
Inter-company long-term notes receivable	802.0	1.4	18.8	(822.2)	—
Other assets	26.7	43.1	2.6	(32.5)	39.9

Total assets	$847.2	$545.6	$168.6	$(838.7)	$722.7

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.1	$0.1	$1.9	$—	$2.1
Inter-company short-term notes payable	—	222.7	—	(222.7)	—
Inter-company interest payable	—	6.4	—	(6.4)	—
Accounts payable	9.5	35.5	19.1	—	64.1
Inter-company accounts payable	232.3	82.2	8.9	(323.4)	—
Accrued compensation and benefits	22.0	10.6	9.7	—	42.3
Accrued interest	18.2	0.1	—	—	18.3
Business consolidation and restructuring Liabilities	2.0	3.9	—	—	5.9
Other accrued liabilities	12.8	12.0	6.4	—	31.2
Total current liabilities	296.9	373.5	46.0	(552.5)	163.9

Long-term notes payable and capital leases	474.3	7.0	—	—	481.3
Inter-company long-term notes payable	1.4	701.1	119.7	(822.2)	—
Long-term retirement obligations	23.4	23.0	3.3	—	49.7
Other non-current liabilities	6.1	4.6	4.5	—	15.2
Total liabilities	802.1	1,109.2	173.5	(1,374.7)	710.1

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, issued and outstanding at December 31, 2003	106.0	—	—	—	106.0
Stockholders’ equity (deficit)	(60.9)	(563.6)	(4.9)	536.0	(93.4)

Total liabilities and stockholders’ equity (deficit)	$847.2	$545.6	$168.6	$(838.7)	$722.7

Hexcel Corporation and Subsidiaries

Consolidating Statement of Operations

For the Year Ended December 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$366.5	$627.3	$270.9	$(190.2)	$1,074.5
Cost of sales	289.2	529.1	217.3	(190.2)	845.4
Gross margin	77.3	98.2	53.6	—	229.1
Selling, general and administrative expenses	50.2	45.3	19.4	(1.8)	113.1
Research and technology expenses	8.1	9.8	3.4	—	21.3
Business consolidation and restructuring expenses	1.1	1.2	0.6	—	2.9
Other income (expense), net	3.0	—	—	—	3.0
Operating income	14.9	41.9	30.2	1.8	88.8
Interest income (expense)	14.9	(55.8)	(6.8)	—	(47.7)
Non-operating income (expense), net	(2.2)	—	—	—	(2.2)
Income (loss) before income taxes	27.6	(13.9)	23.4	1.8	38.9
Provision for income taxes	2.0	1.0	8.2	—	11.2
Income (loss) before equity in earnings	25.6	(14.9)	15.2	1.8	27.7
Equity in earnings (losses) of subsidiaries	1.4	—	—	(1.4)	—
Equity in earnings (losses) in affiliates	—	2.5	(1.4)	—	1.1
Net income (loss)	$27.0	$(12.4)	$13.8	$0.4	$28.8

*****

Hexcel Corporation and Subsidiaries

Consolidating Statement of Operations

For the Year Ended December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$336.1	$492.3	$227.4	$(158.9)	$896.9
Cost of sales	271.6	423.0	186.7	(158.9)	722.4
Gross margin	64.5	69.3	40.7	—	174.5
Selling, general and administrative expenses	37.9	38.7	20.0	(1.6)	95.0
Research and technology expenses	7.0	8.0	2.7	—	17.7
Business consolidation and restructuring expenses	2.1	0.2	1.7	—	4.0
Other income, net	2.2	—	—	—	2.2
Operating income	19.7	22.4	16.3	1.6	60.0
Interest income (expense)	2.0	(55.8)	0.2	—	(53.6)
Non-operating income (expense), net	(2.6)	—	—	—	(2.6)
Income (loss) before income taxes	19.1	(33.4)	16.5	1.6	3.8
Provision for income taxes	2.4	4.8	6.3	—	13.5
Income (loss) before equity in earnings	16.7	(38.2)	10.2	1.6	(9.7)
Equity in earnings (losses) of subsidiaries	(29.4)	—	—	29.4	—
Equity in earnings (losses) in affiliates	—	2.1	(3.5)	—	(1.4)
Net income (loss)	$(12.7)	$(36.1)	$6.7	$31.0	$(11.1)

Hexcel Corporation and Subsidiaries

Consolidating Statement of Operations

For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$347.9	$443.8	$199.9	$(140.8)	$850.8
Cost of sales	293.7	372.1	164.5	(140.8)	689.5
Gross margin	54.2	71.7	35.4	—	161.3
Selling, general and administrative expenses	37.1	34.3	15.9	(1.4)	85.9
Research and technology expenses	7.1	5.6	2.0	—	14.7
Business consolidation and restructuring expenses	(1.7)	1.3	0.9	—	0.5
Operating income	11.7	30.5	16.6	1.4	60.2
Interest income (expense)	(16.9)	(46.4)	0.5	—	(62.8)
Non-operating income, net	10.3	—	—	—	10.3
Income (loss) before income taxes	5.1	(15.9)	17.1	1.4	7.7
Provision for income taxes	0.5	4.6	6.2	—	11.3
Income (loss) before equity in earnings	4.6	(20.5)	10.9	1.4	(3.6)
Equity in earnings (losses) of subsidiaries	(19.6)	—	—	19.6	—
Equity in losses and write-downs of an investment in affiliates	—	(5.2)	(4.8)	—	(10.0)
Net income (loss)	$(15.0)	$(25.7)	$6.1	$21.0	$(13.6)

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$27.0	$(12.4)	$13.8	$0.4	$28.8
Reconciliation to net cash provided by operations:
Depreciation	22.9	22.4	6.7	—	52.0
Amortization	3.3	1.8	—	(1.8)	3.3
Deferred income taxes	0.6	(0.7)	(1.0)	—	(1.1)
Business consolidation and restructuring expenses	1.1	1.2	0.6	—	2.9
Business consolidation and restructuring payments	(1.4)	(2.7)	(0.6)	—	(4.7)
Equity in losses of subsidiaries	(1.4)	—	—	1.4	—
Equity in (earnings) losses in affiliates	—	(2.5)	1.4	—	(1.1)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(8.6)	(7.6)	(3.1)	—	(19.3)
Decrease (increase) in inventories	(1.6)	(10.4)	(5.5)	—	(17.5)
Decrease (increase) in prepaid expenses and assets	(7.1)	0.7	(1.0)	—	(7.4)
Increase (decrease) in accounts payable and accrued liabilities	22.0	9.6	14.3	—	45.9
Net change in inter-company receivable/payables	29.9	(30.1)	0.2	—	—
Changes in non-current assets and liabilities	(5.7)	4.0	6.7	(0.9)	4.1
Net cash provided by (used for) operating activities	81.0	(26.7)	32.5	(0.9)	85.9

Cash flows from investing activities
Capital expenditures	(12.6)	(18.4)	(7.1)	—	(38.1)
Proceeds from sale of assets	6.5	—	—	—	6.5
Dividends from affiliates	—	3.0	—	—	3.0
Net cash used for investing activities	(6.1)	(15.4)	(7.1)	—	(28.6)

Cash flows from financing activities
Repayments from senior secured credit facility, net	—	(4.1)	—	—	(4.1)
Repayments of capital lease obligations and other debt, net	(0.2)	(0.1)	(1.3)	—	(1.6)
Redemption of 7% convertible subordinated notes	(1.7)	—	—	—	(1.7)
Redemption of 9.75% senior subordinated notes	(47.0)	—	—	—	(47.0)
Proceeds (repayments) of inter-company debt, net	(43.6)	34.8	8.8	—	—
Intercompany distributions received (paid)	2.5	12.9	(15.4)	—	—
Activity under stock plans and other	12.8	—	—	—	12.8
Net cash provided by (used for) financing activities	(77.2)	43.5	(7.9)	—	(41.6)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	(1.2)	0.9	(0.2)
Net increase (decrease) in cash and cash equivalents	(2.3)	1.5	16.3	—	15.5
Cash and cash equivalents at beginning of year	27.8	8.8	5.1	—	41.7
Cash and cash equivalents at end of year	$25.5	$10.3	$21.4	$—	$57.2

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(12.7)	$(36.1)	$6.7	$31.0	$(11.1)
Reconciliation to net cash provided by operations:
Depreciation	22.3	22.2	7.7	—	52.2
Amortization	3.5	1.6	—	(1.6)	3.5
Deferred income taxes	0.6	4.4	(0.2)	—	4.8
Business consolidation and restructuring expenses	2.1	0.2	1.7	—	4.0
Business consolidation and restructuring payments	(4.2)	(3.1)	(1.8)	—	(9.1)
Equity in losses of subsidiaries	29.4	—	—	(29.4)	—
Equity in losses of and write-downs of investment in affiliates	—	(2.1)	3.5	—	1.4
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5.8	(1.4)	1.5	—	5.9
Decrease (increase) in inventories	6.0	(2.9)	(0.4)	—	2.7
Decrease (increase) in prepaid expenses and assets	1.0	—	(0.1)	—	0.9
Increase (decrease) in accounts payable and accrued liabilities	(15.2)	5.7	1.6	—	(7.9)
Net change in inter-company receivable/payables	25.3	(11.9)	(13.4)	—	—
Changes in non-current assets and liabilities	(3.3)	(7.7)	10.6	—	(0.4)
Net cash provided by (used for) operating activities	60.6	(31.1)	17.4	—	46.9

Cash flows from investing activities
Capital expenditures	(6.3)	(10.5)	(4.8)	—	(21.6)
Proceeds from sale of an ownership interest in an affiliated company	—	23.0	—	—	23.0
Proceeds from sale of other assets	5.7	—	—	—	5.7
Dividends from affiliates	—	2.0	—	—	2.0
Net cash provided by (used for) investing activities	(0.6)	14.5	(4.8)	—	9.1

Cash flows from financing activities
Proceeds from senior secured credit facility, net	—	4.0	—	—	4.0
Repayments of capital lease obligations and other debt, net	(11.7)	(29.2)	1.7	—	(39.2)
Proceeds from issuance of 9 7/8% senior secured notes, net of discount	123.7	—	—	—	123.7
Proceeds (repayments) of senior credit facility, net	(106.8)	(71.3)	(1.6)	—	(179.7)
Redemption of 7% convertible subordinated notes	(46.9)	—	—	—	(46.9)
Proceeds from mandatorily redeemable convertible preferred stock	125.0	—	—	—	125.0
Proceeds (repayments) of inter-company debt, net	(180.7)	183.1	(2.4)	—	—
Issuance costs related to debt and equity offerings	(14.1)	—	—	—	(14.1)
Intercompany distributions received (paid)	79.2	(73.4)	(5.8)	—	—
Activity under stock plans and other	0.3	—	—	—	0.3
Net cash provided by (used for) financing activities	(32.0)	13.2	(8.1)	—	(26.9)
Effect of exchange rate changes on cash and cash equivalents	—	3.8	0.6	—	4.4
Net increase (decrease) in cash and cash equivalents	28.0	0.4	5.1	—	33.5
Cash and cash equivalents at beginning of year	(0.2)	8.4	—	—	8.2
Cash and cash equivalents at end of year	$27.8	$8.8	$5.1	$—	$41.7

Hexcel Corporation and Subsidiaries

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(In millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(15.0)	$(25.7)	$6.1	$21.0	$(13.6)
Reconciliation to net cash provided by operations:
Depreciation	22.8	19.1	5.3	—	47.2
Amortization	4.0	1.4	—	(1.4)	4.0
Deferred income taxes	0.5	(0.2)	1.4	—	1.7
Business consolidation and restructuring expenses	(1.7)	1.2	1.0	—	0.5
Business consolidation and restructuring payments	(10.7)	(9.5)	(4.1)	—	(24.3)
Equity in losses of subsidiaries	19.6	—	—	(19.6)	—
Equity in losses of and write-downs of an investment in affiliates	—	5.2	4.8	—	10.0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18.8	11.4	5.4	—	35.6
Decrease (increase) in inventories	10.9	15.8	(0.9)	—	25.8
Decrease (increase) in prepaid expenses and other assets	(0.9)	(0.7)	(0.1)	—	(1.7)
Increase (decrease) in accounts payable and accrued liabilities	(5.3)	(9.9)	(0.5)	—	(15.7)
Net change in inter-company receivable and payable	45.5	(45.8)	0.3	—	—
Changes in other non-current assets and long-term liabilities	(17.3)	14.8	(1.1)	—	(3.6)
Net cash provided by (used for) operating activities	71.2	(22.9)	17.6	—	65.9

Cash flows from investing activities
Capital expenditures	(5.3)	(6.1)	(3.5)	—	(14.9)
Proceeds from sale of an ownership interest in an Affiliate	—	10.0	—	—	10.0
Proceeds from sale of other assets	0.3	0.9	0.3	—	1.5
Dividends from affiliates	—	1.6	—	—	1.6
Other	(0.5)	—	—	—	(0.5)
Net cash provided by (used for) investing activities	(5.5)	6.4	(3.2)	—	(2.3)

Cash flows from financing activities
Proceeds (repayments) of credit facilities, net	(38.9)	(19.1)	0.6	—	(57.4)
Proceeds (repayments) of long-term debt, net	(1.0)	(7.1)	(1.8)	—	(9.9)
Proceeds (repayments) of long-term inter-company debt, net	(101.3)	113.7	(12.4)	—	—
Inter-company distributions received (paid)	73.1	(73.1)	—	—	—
Net cash provided by (used for) financing activities	(68.1)	14.4	(13.6)	—	(67.3)
Effect of exchange rate changes on cash and cash Equivalents	—	0.3	—	—	0.3
Net increase (decrease) in cash and cash equivalents	(2.4)	(1.8)	0.8	—	(3.4)
Cash and cash equivalents at beginning of year	2.2	10.2	(0.8)	—	11.6
Cash and cash equivalents at end of year	$(0.2)	$8.4	$—	$—	$8.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF BHA AERO COMPOSITE PARTS CO., LTD.

(A Sino-foreign equity joint venture established in the People’s Republic of China)

We have audited the accompanying balance sheets of BHA Aero Composite Parts Co., Ltd. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, owners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BHA Aero Composite Parts Co., Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant debt payments coming due in early 2005 including amounts due to related parties, recurring losses from operations, an accumulated deficit and a material working capital deficiency which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits also comprehended the translation of the Renminbi amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis state in Note 2. Such U.S dollar amounts are presented solely for the convenience of readers in the United States of America.

/s/ Deloitte Touche Tohmatsu

Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 10, 2005

BHA AERO COMPOSITE PARTS CO.,LTD.

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

		December 31,
		2004	2004	2003
		US$	RMB	RMB
	ASSETS

	Current Assets
	Cash	438,211	3,626,856	4,293,971
	Accounts receivable - trade	366,262	3,031,368	311,252
	- related party	1,941,028	16,064,919	5,091,871
	Other receivables - others	205,289	1,699,078	784,337
	Value-added tax receivable	68,117	563,768	7,317,077
	Prepaid expenses	113,462	939,072	818,552
	Advances to suppliers - trade	72,215	597,689	1,632,595
	- related party	21,341	176,627	176,627
	Inventories	3,184,149	26,353,609	21,250,119
	Total current assets	6,410,074	53,052,986	41,676,401
	Property, plant and equipment, net	25,977,378	215,001,767	233,059,138
	Total Assets	32,387,452	268,054,753	274,735,539

	LIABILITIES AND OWNERS’ EQUITY

	Current Liabilities
	Short-term bank loans	10,671,177	88,320,000	24,830,100
	Bank borrowings	21,333,841	176,569,537	264,902,482
Accounts payable	- trade	1,328,656	10,996,618	12,023,262
	- related party	692,922	5,734,973	900,398
	Advances from customers - related party	2,586,746	21,409,200	—
	Other payables - others	40,494	335,152	305,647
	- related parties	3,285,120	27,189,295	13,494,556
	Accrued expenses	367,080	3,038,140	6,058,423
	Total current liabilities	40,306,036	333,592,915	322,514,868
	Long-term Liabilities
	Deferred tax liability	39,878	330,048	354,777
	Total long-term liabilities	39,878	330,048	354,777
	Total liabilities	40,345,914	333,922,963	322,869,645

	Commitments (Note 11)

	Owners’ Deficit
	Paid in capital	20,003,958	165,562,762	165,562,762
	Accumulated losses	(27,962,420)	(231,430,972)	(213,696,868)
		(7,958,462)	(65,868,210)	(48,134,106)
	Total Liabilities and Owners’ Deficit	32,387,452	268,054,753	274,735,539

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO.,LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Year ended December 31,		Year ended December 31,	Year ended December 31,
	2004	2004	2003	2002
	US$	RMB	RMB	RMB

Sales	13,844,289	114,582,255	65,489,221	14,878,101
Cost of sales	(11,728,084)	(97,067,483)	(87,193,768)	(52,441,976)
Gross profit (loss)	2,116,205	17,514,772	(21,704,547)	(37,563,875)

Operating expenses:
Selling, general and administrative	(3,275,745)	(27,111,703)	(41,101,112)	(46,880,099)
Loss from operations	(1,159,540)	(9,596,931)	(62,805,659)	(84,443,974)
Other income (expense):
Interest income	2,052	16,985	26,748	669,453
Interest expense	(1,025,403)	(8,486,753)	(7,903,319)	(7,640,625)
Foreign exchange gain (loss)	12,085	100,024	(58,048)	(197,930)
Other income (expense), net	25,112	207,842	889,463	(488,806)
	(986,154)	(8,161,902)	(7,045,156)	(7,657,908)
Net loss before income taxes	(2,145,694)	(17,758,833)	(69,850,815)	(92,101,882)
Income tax benefit - deferred	2,988	24,729	51,223	—
Net loss	(2,142,706)	(17,734,104)	(69,799,592)	(92,101,882)

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO.,LTD.

STATEMENTS OF OWNERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Accumulated Total owners’
	Paid-in capital	losses	equity (deficit)
	RMB	RMB	RMB

Balance, January 1, 2002	165,562,762	(51,795,394)	113,767,368
Net loss	—	(92,101,882)	(92,101,882)
Balance, December 31, 2002	165,562,762	(143,897,276)	21,665,486
Net loss	—	(69,799,592)	(69,799,592)
Balance, December 31, 2003	165,562,762	(213,696,868)	(48,134,106)
Net loss	—	(17,734,104)	(17,734,104)
Balance, December 31, 2004	165,562,762	(231,430,972)	(65,868,210)
In US$	20,003,958	(27,962,420)	(7,958,462)

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO.,LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31,		December 31,	December 31,
	2004	2004	2003	2002
	US$	RMB	RMB	RMB
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,142,706)	(17,734,104)	(69,799,592)	(92,101,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,324,908	19,242,100	19,363,631	18,641,555
Gain on disposal of fixed assets	—	—	—	101,990
Changes in operating assets and liabilities:
Accounts receivable - trade	(328,655)	(2,720,116)	(311,252)	—
- related party	(1,325,808)	(10,973,048)	331,183	(5,423,054)
Other receivables - others	(110,523)	(914,741)	370,015	1,996,085
- related parties	—	—	364,013	(364,013)
Value-added tax receivable	815,962	6,753,309	(3,804,317)	(2,816,635)
Prepaid expenses	(14,562)	(120,520)	(678,957)	(80,508)
Advance to suppliers - trade	125,042	1,034,906	461,871	(2,236,897)
Inventories	(616,624)	(5,103,490)	(2,895,370)	(6,063,587)
Accounts payable - trade	(124,043)	(1,026,644)	8,021,228	3,376,896
- related party	584,133	4,834,575	859,177	41,221
Advances from customers - related party	2,586,746	21,409,200	—	—
Other payables - others	3,565	29,505	(4,928,037)	(1,257,055)
- related parties	1,654,653	13,694,739	3,847,880	8,152,162
Accrued expenses	(364,923)	(3,020,283)	(5,046,795)	(5,639,835)
Deferred tax liability	(2,988)	(24,729)	(51,223)	—
Net cash provided by (used in) operating activities	3,064,177	25,360,659	(53,896,545)	(83,673,557)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(143,144)	(1,184,729)	(1,641,855)	(34,697,037)
Proceeds received from disposal of Property, plan and equipment	—	—	—	118,333
Net cash used in investing activities	(143,144)	(1,184,729)	(1,641,855)	(34,578,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	10,671,177	88,320,000	56,315,902	17,394,440
Repayment of bank borrowings	(13,672,814)	(113,163,045)	—	—
Net cash provided by (used in) financing activities	(3,001,637)	(24,843,045)	56,315,902	17,394,440
Net increase (decrease) in cash	(80,604)	(667,115)	777,502	(100,857,821)
Cash at beginning of year	518,815	4,293,971	3,516,469	104,374,290
Cash at end of year	438,211	3,626,856	4,293,971	3,516,469
Supplemental Cash Flow Information:
Interest paid	1,199,894	9,947,908	8,160,179	7,250,911

See accompanying notes to financial statements.

BHA AERO COMPOSITE PARTS CO.,LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.                                      ORGANIZATION AND PRINCIPAL ACTIVITIES

BHA Aero Composite Parts Co., Ltd. (the “Company”) was incorporated in Tianjin, the People’s Republic of China (the “PRC”) as a Sino-foreign equity joint venture with an operating period of 22 years commencing July 8, 1999.  The Company is invested by Hexcel China Holdings Corporation (“Hexcel China”), Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation (“China Aviation”). Total registered capital of the Company is US$20,000,001, which is equivalent to RMB165,562,762, and each investor has equal share in the Company.

The Company is primarily engaged in the manufacturing of aero composite parts. Major raw materials were purchased from Hexcel Corporation and significant sales have been made to Hexcel Corporation in 2004, 2003 and 2002 (Note 10). Hexcel Corporation is the parent company of Hexcel China.

On January 19, 2005, Hexcel China and Boeing contributed additional capital of US$7,500,000 each, which increased the total registered capital of the Company to US$35,000,001.  Subsequent to the additional capital contribution, Hexcel China, Boeing and China Aviation own 40.48%, 40.48% and 19.04% of the Company, respectively.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss for each of the years in the three year period ended December 31, 2004 of RMB17,734,104 (US$2,142,706), RMB69,799,592 and RMB92,101,882 respectively, and at December 31, 2004 has accumulated losses of RMB231,430,972 (US$27,962,420), working capital deficiency of RMB280,539,929 (US$33,895,962) and total owners’ deficit of RMB65,868,210 (US$7,958,462). The Company has bank loans of RMB176,569,537 (US$21,333,841) at December 31, 2004 which was due in February 2005.  The Company has short-term loan of RMB88,320,000 (US$10,671,177) which must be repaid in March of 2005. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In 2004, the Company was actively pursuing renegotiated debt terms, including additional financing, with its lenders. In November 2004, the Company has obtained new five year bank credit facility in the amount of US$22,000,000 to refinance its existing bank loans.  Drawdown on this credit facility is contingent on additional capital contribution of US$15,000,000 by the Company’s investors.  On January 19, 2005, Hexcel and Boeing made their respective cash contribution of US$7.5 million in the Company.  The refinancing of the Company’s bank loans were completed on January 26, 2005 (Note 6(a)).

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a weighted average basis.

Property, plant and equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the related asset’s estimated useful life using the straight-line method as follows:

Over the shorter of lease term or operation period
Land use rights
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

Fair value of financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, advances from customers, accrued liabilities and bank loans. The carrying values of these financial instruments approximate their fair values based on quoted market values or due to their short-term maturities.

Revenue recognition

Revenue from products sold directly to the customer is recognized upon delivery and title transfer.  The Company does not record a provision for estimated returns and warranty costs at the time revenue is recognized. Estimated returns and warranties have not been material in any year presented.

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

Convenience translation into United States dollars

The financial statements are presented in RMB. The translation of RMB amounts into United States dollars has been made for the convenience of the readers and has been made at the exchange rate quoted by the People’s Bank of China on December 31, 2004 of RMB8.2765 to US$1.00. Such translation amounts should not be construed as representations that the RMB amounts could be readily converted into United States dollars at that rate or any other rate.

Comprehensive loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that an enterprise report by major components and as a single total, the change in its net assets from non-owner sources.  Comprehensive loss equals net loss for the years ended December 31, 2004, 2003 and 2002.

Capitalization of interest

Interest cost incurred on funds used to construct equipment during the active construction period is capitalized. The interest capitalized is determined by applying the borrowing interest rate to the average amount of accumulated capital expenditures for the assets under construction during the period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets when the assets become operational.  No interest has been capitalized in 2004, 2003 and 2002.

Income taxes

The Company recognizes deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

Recently issued accounting standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for how an issuer classifies and measures certain financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity and be classified as liabilities (or assets in some circumstances) in the statement of positions or consolidated balance sheets, as appropriate. The financial instruments within the scope of this Statement are: (i) mandatorily redeemable shares that an issuer is obligated to buy back in exchange for cash or other assets; (ii) financial instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and (iii) financial instruments that embodies an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares (excluding certain financial instruments indexed partly to the issuer’s equity shares and partly, but not predominantly, to something else). This Statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) special-purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003, (ii) non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004, and (iii) all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable immediately for variable interests in entities obtained after January 31, 2003. The adoption of FIN 46-R did not result in a material effect on the Company’s financial position, cash flows or results of operations.

3.                                      INVENTORIES

	2004		2003
	US$	RMB	RMB

Raw materials	2,036,449	16,854,666	13,649,250
Work in progress	628,492	5,201,715	3,631,713
Finished goods	519,208	4,297,228	3,969,156
Inventories	3,184,149	26,353,609	21,250,119

4.                                      PROPERTY, PLANT AND EQUIPMENT, NET

	2004		2003
	US$	RMB	RMB

Land use rights	615,820	5,096,833	5,096,833
Buildings	19,607,857	162,284,430	162,245,664
Machinery and production equipment	10,386,944	85,967,541	84,849,151
System software, electronic equipment and fixtures	2,434,571	20,149,728	19,754,611
Motor vehicles	185,415	1,534,590	1,534,589
	33,230,607	275,033,122	273,480,848
Less: Accumulated depreciation and
amortization	(7,253,229)	(60,031,355)	(40,789,255)
	25,977,378	215,001,767	232,691,593
Projects under construction	—	—	367,545
Property, plant and equipment, net	25,977,378	215,001,767	233,059,138

The depreciation and amortization expense for 2004, 2003 and 2002 was RMB 19,242,100 (US$2,324,908), RMB19,363,631 and RMB18,641,555, respectively.

5.                                      ACCRUED EXPENSES

	2004		2003
	US$	RMB	RMB

Interest accrual	—	—	1,461,155
Payroll accrual	258,286	2,137,704	4,047,138
Other accruals	108,794	900,436	550,130
Accrued expenses	367,080	3,038,140	6,058,423

6.                                      BANK LOANS

(a)                                  Bank borrowings

As of December 31, 2004, the Company had total bank credit facilities, composed of US dollar loans for working capital purposes totaling RMB176,569,537 (equivalent to US$21,333,841) expiring in February 2005.  The US dollar loan facilities are guaranteed by Hexcel China and Boeing.

	2004		2003
	US$	RMB	RMB

Loans drawn down from US dollar facilities bear interest at rate of LIBOR plus 0.5% per annum (2.271% weighted average in 2004) and are due on February 2005	21,333,841	176,569,537	176,582,482

Loans drawn down from RMB facilities bear interest at a rate of 4.437% per annum and are due in July 2004.	—	—	88,320,000
	21,333,841	176,569,537	264,902,482

According to the original loan agreements, the bank loans of RMB176,569,537 (US$21,333,841) at December 31, 2004 were due in March 2004 and May 2004.  The bank has extended the repayments of these bank loans to February 2005.  On January 26, 2005, the Company refinanced its existing bank loans with a new five-year US dollar bank term loan in the amount of US$22,000,000 (RMB182,083,000).  The bank term loan is collateralized by the Company’s property, plant and equipment and guaranteed by Boeing and China Aviation.

(b)                                 Short-term bank loans

The Company had outstanding short-term loans of RMB88,320,000 (US$10,671,177) and RMB24,830,100 at December 31, 2004 and 2003, respectively.  These loans are bearing interest at 4.788%, 4.959% and 2.528% per annum in 2004 and 2.07% and 2.13% per annum in 2003. The Company has pledged its property, plant and equipment as collateral for loans outstanding at December 31, 2003.  The loans outstanding at December 31, 2004 are guaranteed by China Aviation.

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

Pursuant to the Income Tax Laws, companies approved as manufacturing enterprises with operation period of more than 10 years are eligible for a two-year exemption from income tax followed by a 50% reduction of income tax for the subsequent three years. Since the Company is located in Tianjin new technology development zone, it also enjoys a reduced income tax rate of 15% upon approval from the tax authority.

No current year tax provision has been made as the Company does not have any taxable income in 2004, 2003 and 2002.

Deferred tax

Significant components of the Company’s deferred income tax liabilities are as follows:

	2004		2003
	US$	RMB	RMB

Deferred tax liabilities Interest capitalization	39,878	330,048	354,777
Total deferred tax liabilities	39,878	330,048	354,777

Significant components of deferred income tax assets are as follows:

	2004		2003
	US$	RMB	RMB
Deferred tax assets
Net operating loss carry-forwards	3,287,566	27,209,536	22,475,336
Inventory valuation	1,250	10,342	31,046
Depreciation and amortization	338,953	2,805,345	—
Pre-operating expenses	650,130	5,380,800	7,174,400
Total deferred tax assets	4,277,899	35,406,023	29,680,782
Valuation allowance	(4,277,899)	(35,406,023)	(29,680,782)
Total net deferred tax assets	—	—	—

At December 31, 2004, the Company had tax loss carry-forwards of approximately RMB181.4 million (US$21.9 million), which expire in 2009. The utilization of the loss carry-forwards is dependent upon the future profitability of the Company. A full valuation allowance has been provided due to the uncertainties of the eventual realization of the deferred tax assets.

8.                                      VALUE ADDED TAX

The Company is subject to value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.  For all goods produced for overseas sales purpose, the Company is entitled to an exemption on value added taxes on the sales amount and conversely the input value added tax levied on the raw materials purchased is allowed to be settled with any domestic sales incurred in the future. The value added tax on the Company’s domestic sales in 2004 and 2003 did not exceed the input value added tax, therefore the Company recorded a value-add tax receivable of RMB 563,768 (US$68,117) and RMB7,317,077 as of December 31, 2004 and 2003, respectively.

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

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. No such reserves have been made as the Company does not have any net income determined under PRC GAAP in 2004, 2003 and 2002.

10.                               RELATED PARTY TRANSACTIONS

The Company had sales of RMB99.5 million (US$12 million), RMB64.5 million and RMB14.9 million to Hexcel Corporation, the parent company of Hexcel China for the years ended December 31, 2004, 2003 and 2002, respectively. The balances related to such sales are included in accounts receivable - related party.

The Company purchases raw materials from Hexcel Corporation, the parent company of Hexcel China. Total raw materials purchased from Hexcel Corporation in 2004, 2003 and 2002 were RMB 21.9 million (US$2.7M), RMB22.8 million, and RMB1.68 million, respectively. The balances related to such purchases are included in accounts payable - related party.

The sales and purchases to and from Hexcel Corporation are at negotiated prices.

Advances from customers:

	2004		2003
	US$	RMB	RMB

Hexcel Corporation	2,586,746	21,409,200	—

Other payables to investors are as follows:

	2004		2003
	US$	RMB	RMB
Royalty fee payables
Hexcel Corporation	97,563	807,480	567,690
Boeing	61,318	507,499	283,839
China Aviation	87,233	721,986	498,387
	246,114	2,036,965	1,349,916
Temporary advance
Hexcel Corporation	—	—	103,689
Reimbursements
Hexcel Corporation	1,777,307	14,709,881	11,355,888
Boeing	1,261,699	10,442,449	685,063
	3,039,006	25,152,330	12,040,951
	3,285,120	27,189,295	13,494,556

The reimbursements represent salaries and related benefits paid by the investors on behalf of the Company.

Pursuant to the royalty agreements signed between the Company and the investors. Royalty fee is calculated based on a fixed percentage of the cash collection of the Company’s annual sales and is payable on a semi-annual basis.  Accordingly, the Company has recorded RMB2,036,965 (US$246,114), RMB1,349,916 and RMB181,257 in 2004, 2003 and 2002, respectively, in royalty expenses.

At December 31, 2004 and 2003, the investors have guaranteed the Company’s bank borrowings (Note 6(a)).

11.                               COMMITMENTS

As of December 31, 2004, the Company was committed under certain operating leases expiring in 2005, requiring a rental payment of RMB194,220 (US$23,466).

Rent expense in 2004, 2003 and 2002 was RMB 1,736,787 (US$209,846), RMB2,621,456 and RMB3,889,533, respectively.

12.                               SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosures regarding products and services, geographic areas, and major customers.  The Company believes it operates in one reportable segment and all financial segment information required by SFAS No. 131 can be found in the financial statements.

Geographic Information:

	2004		2003
	US$	RMB	RMB

Total revenue:
United States	12,084,557	100,017,835	64,450,023
Europe	1,650,465	13,660,073	212,904
The People’s Republic of China	109,267	904,347	826,294
	13,844,289	114,582,255	65,489,221

Revenue is attributed to countries based on location of customers invoiced.

The Company generates revenue from one segment, products for aero composite parts. A majority of the Company’s business activities and accounts receivable are with one customer, Hexcel Corporation (Note 10). The Company’s business growth is dependent on demand from Hexcel Corporation.  The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibility on a periodic basis. There is no history of bad debt experience with Hexcel Corporation and collection of receivables is reasonably assured.

13.                               EMPLOYEE RETIREMENT BENEFITS AND POST- RETIREMENT BENEFITS

The Company’s employees participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company’ to accrue for these benefits based on certain percentages of the employees’ salaries. The total provisions for such employee benefits were approximately RMB3,500,130 (US$422,900), RMB2,684,627 and RMB1,187,111 for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company is not obligated under any other post-retirement plans and does not provide any post-employment benefits.

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at beginning of year	Charged (credited) to expense	Deductions and other	Balance at end of year

Year ended December 31, 2004
Allowance for doubtful accounts	$4.2	$3.0	$(0.7)	$6.5
Allowance for obsolete and unmarketable inventory	20.7	5.7	(5.4)	21.0
Valuation allowance for deferred tax assets	146.1	—	(12.2)	133.9

Year ended December 31, 2003
Allowance for doubtful accounts	$5.1	$0.6	$(1.5)	$4.2
Allowance for obsolete and unmarketable Inventory	21.3	6.1	(6.7)	20.7
Valuation allowance for deferred tax assets	161.0	12.8	(27.7)	146.1

Year ended December 31, 2002
Allowance for doubtful accounts	$8.5	$(0.9)	$(2.5)	$5.1
Allowance for obsolete and unmarketable Inventory	25.1	7.6	(11.4)	21.3
Valuation allowance for deferred tax assets	185.0	8.5	(32.5)	161.0