Form 10-Q
period 2005-03-31
HEXCEL CORP /DE/
filed 2005-05-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒   No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 05, 2005
COMMON STOCK	54,413,006

HEXCEL CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	• Condensed Consolidated Balance Sheets — March 31, 2005 and December 31, 2004	2

	• Condensed Consolidated Statements of Operations — The Quarters Ended March 31, 2005 and 2004	3

	• Condensed Consolidated Statements of Cash Flows — The Quarters Ended March 31, 2005 and 2004	4

	• Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	34

SIGNATURE		36

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$26.2	$57.2
Accounts receivable, net	169.8	153.5
Inventories, net	160.1	144.2
Prepaid expenses and other current assets	12.8	18.4
Total current assets	368.9	373.3

Property, plant and equipment	715.4	734.0
Less accumulated depreciation	(442.4)	(447.4)
Net property, plant and equipment	273.0	286.6

Goodwill	76.6	78.3
Investments in affiliated companies	14.1	5.5
Other assets	33.7	33.1

Total assets	$766.3	$776.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$4.6	$1.0
Accounts payable	97.7	94.8
Accrued liabilities	91.1	120.2
Total current liabilities	193.4	216.0

Long-term notes payable and capital lease obligations	478.4	430.4
Other non-current liabilities	62.0	64.3
Total liabilities	733.8	710.7

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, 0.101 shares of series A and 0.047 shares of series B issued and outstanding at March 31, 2005, and December 31, 2004	92.8	90.5

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, 55.8 shares issued at March 31, 2005 and 55.0 shares issued at December 31, 2004	0.6	0.5
Additional paid-in capital	336.3	334.5
Accumulated deficit	(386.2)	(363.8)
Accumulated other comprehensive income	4.4	18.4
	(44.9)	(10.4)
Less – Treasury stock, at cost, 1.5 shares at March 31, 2005 and 1.4 shares at December 31, 2004	(15.4)	(14.0)
Total stockholders’ equity (deficit)	(60.3)	(24.4)

Total liabilities and stockholders’ equity (deficit)	$766.3	$776.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended March 31,
(In millions, except per share data)	2005	2004
Net sales	$290.6	$262.8
Cost of sales	224.8	208.2

Gross margin	65.8	54.6

Selling, general and administrative expenses	26.6	25.5
Research and technology expenses	5.7	4.9
Business consolidation and restructuring expenses	0.4	0.5
Other expense	0.2	—
Operating income	32.9	23.7

Interest expense	11.9	12.4
Non-operating expense, net	40.3	0.1
Income (loss) before income taxes	(19.3)	11.2
Provision for income taxes	3.6	3.4
Income (loss) before equity in earnings (losses)	(22.9)	7.8
Equity in earnings of affiliated companies	0.5	0.3

Net income (loss)	(22.4)	8.1
Deemed preferred dividends and accretion	(2.3)	(3.1)
Net income (loss) available to common shareholders	$(24.7)	$5.0

Net income (loss) per common share:
Basic	$(0.46)	$0.13
Diluted	$(0.46)	$0.09

Weighted average common shares outstanding:
Basic	53.9	38.9
Diluted	53.9	90.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Quarter Ended March 31,
(In millions)	2005	2004
Cash flows from operating activities
Net income (loss)	$(22.4)	$8.1
Reconciliation to net cash provided by (used for) operating activities:
Depreciation	12.3	13.3
Amortization of debt discount and deferred financing costs	0.8	0.9
Deferred income tax benefit	—	(0.2)
Business consolidation and restructuring expenses	0.4	0.5
Business consolidation and restructuring payments	(0.8)	(1.5)
Equity in earnings of affiliated companies	(0.5)	(0.3)
Working capital changes and other	(16.1)	(18.1)
Net cash provided by (used for) operating activities	(26.3)	2.7

Cash flows from investing activities
Capital expenditures	(7.5)	(4.5)
Investment in affiliated companies	(7.5)	—
Net cash used for investing activities	(15.0)	(4.5)

Cash flows from financing activities
Proceeds from 6.75% senior subordinated notes	225.0	—
Proceeds from (repayments of) senior secured credit facilities, net	252.0	(3.4)
Redemption of 9.75% senior subordinated notes	(285.3)	(10.5)
Redemption of 7.0% convertible subordinated debentures	(19.2)	—
Redemption of 9.875% senior secured notes	(125.0)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	1.4	(1.8)
Issuance costs related to debt offerings	(11.8)	—
Debt retirement costs	(30.0)	—
Activity under stock plans	2.3	(0.4)
Net cash provided by (used for) financing activities	9.4	(16.1)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.2
Net decrease in cash and cash equivalents	(31.0)	(17.7)
Cash and cash equivalents at beginning of period	57.2	41.7
Cash and cash equivalents at end of period	$26.2	$24.0

Supplemental Data:
Cash interest paid	$24.3	$17.2
Cash taxes paid	$2.6	$3.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal recurring adjustments necessary to present fairly the balance sheet of the Company as of March 31, 2005, the results of operations for the quarters ended March 31, 2005 and 2004, and the cash flows for the quarters ended March 31, 2005 and 2004.  The condensed consolidated balance sheet of the Company as of December 31, 2004 was derived from the audited 2004 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2005 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Note 2 – Refinancing of Long-Term Debt

During the first quarter of 2005, the Company took a series of actions to refinance substantially all of its long-term debt.  The purpose of the refinancing was to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long-term debt.  The refinancing actions taken were as follows:

•                  On January 27, 2005, the Company entered into an agreement to issue $225.0 million principal amount of 6.75% senior subordinated notes due 2015.

•                  On January 31, 2005, the Company initiated a tender offer and consent solicitation with respect to its 9.875% senior secured notes due 2008.  The completion was subject to various conditions, including the closing of a new senior secured credit facility.

•                  On February 1, 2005, the Company closed the issuance of $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The notes were offered pursuant to Rule 144A under the Securities Act of 1933 with registration rights.  The Company remitted $194.9 million of the net proceeds from the offering to the trustee for Hexcel’s 9.75% senior subordinated notes due 2009 for the purpose of redeeming $185.3 million principal amount of such notes (including the related accrued interest and call premium).

•                  On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  The spread over LIBOR payable on advances under the New Facility is based on leverage.  Initially the interest rates on the term loan and revolving loan are LIBOR + 175bps and LIBOR +200bps, respectively.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.  Proceeds from a portion of the term loan under the New Facility were used to repurchase the outstanding $125.0 million principal amount of Hexcel’s 9.875% senior secured notes due 2008.  The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment in accordance with the terms of the Offer to

Purchase and Consent Solicitation Statement dated January 31, 2005 was $1,112.60 plus accrued and unpaid interest.  In addition, the New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.

•                  Also on March 1, 2005, the Company announced that it had called for redemption the remaining $100.0 million principal amount of its 9.75% senior subordinated notes due 2009, and the remaining $19.2 million principal amount of its 7% convertible subordinated debentures due 2011.  The redemption price for the 9.75% senior subordinated notes was 103.9% or $103.9 million plus accrued interest.  The redemption price for the 7% Convertible Subordinated Debentures was 100% plus accrued interest.  The redemption date for each was March 31, 2005.  The redemptions were financed utilizing cash on hand together with advances under the term loan and revolving loan of its New Facility.

In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  The loss on early retirement of debt has been reported in the line item “non-operating expense” in the condensed consolidated statements of operations.

Cash costs of $41.8 million were incurred in completing the refinancing and included (i) the payment of $25.2 million of premiums to tender for the 9.875% senior secured notes due 2008 and to call the 9.75% senior subordinated notes due 2009, (ii) the payment of $13.0 million of transaction costs in connection with the issuance of the new debt (excluding approximately $0.4 million of costs to be incurred in the second quarter of 2005 under the registration rights agreement related to the 6.75% senior subordinated notes due 2015), and the redemption of existing debt, and (iii) the fair value payment of $3.6 million to cancel the Company’s interest rate swap agreements related to $100.0 million principal amount of its 9.75% senior subordinated notes due 2009.

In addition, an aggregate amount of $9.9 million of accrued interest was paid as the debt securities were redeemed during the quarter.  Interest expense in the first quarter of 2005 increased by $1.0 million, net of interest income, due to the lag between the issuance on February 1 of the 6.75% senior subordinated notes due 2015 and the partial redemption of the 9.75% senior subordinated notes due 2009 on March 3, 2005.

For further information on the refinancing, see Notes 6, 8 and 11.

Note 3 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for the granting of restricted stock and similar stock-based awards over the defined vesting periods.  As of March 31, 2005, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

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

	Quarter Ended March 31,
(In millions, except per share data)	2005	2004
Net income (loss):
Net income (loss) available to common shareholders, as reported	$(24.7)	$5.0
Add: Stock-based compensation expense included in reported net income (loss)	0.5	0.4
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1.4)	(1.2)
Pro forma net income (loss)	$(25.6)	$4.2

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$(0.46)	$0.13
Pro forma	$(0.48)	$0.11

Diluted net income (loss) per common share:
As reported	$(0.46)	$0.09
Pro forma	$(0.48)	$0.08

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (for further information see Note 12).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the quarters ended March 31, 2005 and 2004 was $7.88 and $4.18, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2005	2004
Expected life (in years)	5.5	4
Interest rate	3.74%	4.29%
Volatility	56.33%	71.68%
Dividend yield	—	—

Note 4 - Inventories

(In millions)	March 31, 2005	December 31, 2004
Raw materials	$64.0	$51.7
Work in progress	36.7	36.6
Finished goods	59.4	55.9
Total inventories	$160.1	$144.2

Note 5 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2005 and December 31, 2004, and activity for the quarter ended March 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Current period expenses	0.2	0.2	0.4
Cash expenditures	(0.6)	(0.2)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$2.8	$1.0	$3.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter ended March 31, 2005, the Company recognized $0.2 million of expense for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of March 31, 2005 and December 31, 2004, and activity for the Livermore program for the quarter ended March 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$0.8	$—	$0.8
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of March 31, 2005	$1.0	$—	$1.0

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  For the quarter ended March 31, 2005, the Company recognized business consolidation and restructuring expenses of $0.2 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring liabilities as of March 31, 2005 and December 31, 2004, and activity for the November 2001 program for the quarter ended March 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$2.5	$1.0	$3.5
Current period expenses	—	0.2	0.2
Cash expenditures	(0.6)	(0.2)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$1.8	$1.0	$2.8

Note 6 - Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2005	December 31, 2004
Senior secured credit facility - revolver due 2010	27.0	—
Senior secured credit facility - term B loan due 2012	225.0	—
European credit and overdraft facilities	2.1	0.7
6.75% senior subordinated notes due 2015	225.0	—
9.875% senior secured notes due 2008, net of unamortized discount of $0.9 as of December 31, 2004	—	124.1
9.75% senior subordinated notes due 2009, net of unamortized discount of $0.6 as of December 31, 2004 (a)	—	283.3
7.0% convertible subordinated debentures due 2011	—	19.2
Total notes payable	479.1	427.3
Capital lease obligations	3.9	4.1
Total notes payable and capital lease obligations	$483.0	$431.4

Notes payable and current maturities of long-term liabilities	$4.6	$1.0
Long-term notes payable and capital lease obligations, less current maturities	478.4	430.4
Total notes payable and capital lease obligations	$483.0	$431.4

(a)          Includes a decrease of $1.4 million at December 31, 2004 for derivative contracts.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates.  In connection with the first quarter 2005 refinancing, the interest rate swap agreements were cancelled.  The Company had no interest rate swap agreements outstanding as of March 31, 2005.  For further information, see Notes 2, 8 and 11.

 During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of March 31, 2005 under the New Facility were $252.0 million, consisting of $225.0 million of term loans and $27.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  For further information, see Notes 2, 8 and 11.

Senior Secured Credit Facility

On March 1, 2005, the Company entered into the New Facility.  The revolving loan portion of the New Facility is scheduled to expire on March 1, 2010.  Under the term loan portion of the New Facility, the Company is required to make quarterly principal payments of $0.6 million on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2005 and continuing through and including March 1, 2011.  Commencing on June 1, 2011, and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payment under the term loan portion of the New Facility increases to $52.9 million.  The term loan portion of the New Facility is scheduled to expire on March 1, 2012.

Term loan borrowings under the New Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the New Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on the Company’s consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the New Facility was 5.8% for the period March 1, 2005 through March 31, 2005.  In accordance with the terms of the credit agreement, initial borrowings under the New Facility were required to be made under the “prime rate” option, which resulted in interest borrowings at rates greater than those which would have been incurred using the LIBOR option.  Borrowings made and outstanding under the LIBOR option at, or around, March 31, 2005 were made at interest rates ranging from 4.625% to 4.875%.

The New Facility was entered into by and among Hexcel Corporation and certain lenders.  In connection with the New Facility, two of the Company’s U.S. subsidiaries, Clark-Schwebel Holding Corp. and Hexcel Reinforcements Corp. (the “Guarantors”), entered into a Subsidiary Guaranty under which they guaranteed the obligations of Hexcel Corporation under the New Facility.  In addition, Hexcel Corporation and the Guarantors entered into a Security Agreement in which Hexcel Corporation and the Guarantors pledged certain assets as security for the New Facility.  The assets pledged include, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and the Guarantors, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

The Company is required to maintain a minimum interest coverage ratio (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio (based on the ratio of total debt to EBITDA) throughout the term of the New Facility.  The New Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the New Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2005, the Company had aggregate borrowings of $252.0 million outstanding under the New Facility consisting of $225.0 million of term loans and $27.0 million of revolving loans, and had issued letters of credit totaling $8.9 million.  In addition, the Company had commercial letters of credit of $2.5 million outstanding at March 31, 2005 that were separate from this facility.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, the Company issued 6.75% senior subordinated notes due 2015 through a private placement under Rule 144A.  At the time of the issuance, pursuant to a registration rights agreement, Hexcel agreed to offer to all noteholders the opportunity to exchange their senior subordinated notes for new notes that are substantially identical to the senior subordinated notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer.  The Company filed a Registration Statement on Form S-4 registering the senior secured notes on April 21, 2005.  On May 9, 2005, the Company commenced this offer.

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1, beginning on August 1, 2005.  The senior subordinated notes mature on February 1, 2015.  The Company may not redeem the senior subordinated notes prior to February 1, 2010, except that the Company may use the net proceeds from one or more equity offerings at any time prior to February 1, 2008 to redeem up to 35% of the aggregate principal amount of the notes at 106.75% of the principal amount, plus accrued and unpaid interest.  The Company will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest.  This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), Hexcel is generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

The indenture contains various customary covenants including, but not limited to, restrictions on incurring debt, making restricted payments (including dividends), the use of proceeds from certain asset dispositions, entering into transactions with affiliates, and merging or selling all or substantially all of the Company’s assets.  The indenture also contains many other customary terms and conditions, including customary events of default, some of which are subject to grace and notice periods.

An affiliate of the Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company’s private placement offering of the senior subordinated notes, and received $2.4 million for such services.  Refer to the Company’s 2004 Annual Report on Form 10-K for further information regarding related parties.

European Credit and Overdraft Facilities

Certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries.  As of March 31, 2005, the Company did not have any accounts receivable factored under this facility.

Note 7 – Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  The Company also participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   Refer to the Company’s 2004 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of Hexcel’s defined benefit retirement plans for the quarters ended March 31, 2005 and 2004 were as follows:

(in millions)	U.S. Plans Quarter Ended March 31,		European Plans Quarter Ended March 31,
Defined Benefit Retirement Plans	2005	2004	2005	2004
Service cost	$0.3	$0.2	$0.8	$0.6
Interest cost	0.5	0.4	1.3	1.2
Expected return on plan assets	(0.3)	(0.3)	(1.3)	(1.1)
Net amortization and deferral	0.3	0.3	0.3	0.4
Sub-total	0.8	0.6	1.1	1.1
Curtailment and settlement (gain) loss	0.2	0.2	—	(0.1)
Net periodic benefit cost	$1.0	$0.8	$1.1	$1.0

Contributions

The Company contributed $0.6 million and $0.5 million to its U.S. qualified and nonqualified defined benefit retirement plans during the first quarters of 2005 and 2004, respectively.  Although no minimum funding contributions are required, the Company intends to contribute approximately $1.5 million during 2005 to its U.S. qualified pension plan to fund expected lump sum payments.  The Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.3 million in 2005 to cover unfunded benefits.  The Company contributed $2.0 million to its U.S. defined benefits retirement plans during its 2004 fiscal year.

In addition, the Company contributed $0.6 million to its European defined benefit retirement plans in both the first quarters of 2005 and 2004.  Meeting governing requirements, the Company plans to contribute approximately $2.1 million during 2005 to its European plans.  The Company contributed $2.3 million to its European plans during its 2004 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of Hexcel’s postretirement health care and life insurance benefit plans for the quarters ended March 31, 2005 and 2004 were as follows:

(in millions)	U.S. Plans Quarter Ended March 31,
Postretirement Plans	2005	2004
Service cost	$—	$0.1
Interest cost	0.2	0.2
Net amortization and deferral	—	—
Net periodic postretirement benefit cost	$0.2	$0.3

Contributions

In connection with its postretirement plans, the Company contributed $0.3 million and $0.5 million for the first quarter of 2005 and 2004, respectively.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.9 million in 2005 to cover unfunded benefits.  The Company contributed $1.7 million to its postretirement plans during its 2004 fiscal year.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Company has reviewed the impact of the FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” on its postretirement plans and has concluded that the enactment of the Act was not a significant event for its plans.  The effects of the Act were incorporated in the valuation at December 31, 2004, and the effects of the subsidy were not material.

Note 8 – Non-Operating Income (Expense), Net

	Quarter Ended March 31,
(In millions)	2005	2004

Gain relating to the de-mutualization of an insurance company	$—	$0.6
Loss on early retirement of debt	(40.3)	(0.7)
Non-operating expense, net	$(40.3)	$(0.1)

During the first quarter of 2005, the Company refinanced substantially all of its debt.  In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  For further information, see Notes 2, 6 and 11.

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

In addition, during the first quarter of 2004, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes due 2009, recognizing a $0.7 million loss on the early retirement of debt.  The loss resulted from the premium paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

Note 9 - Net Income (Loss) Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2005	2004

Basic net income (loss) per common share:
Net income (loss)	$(22.4)	$8.1
Deemed preferred dividends and accretion	(2.3)	(3.1)
Net income (loss) available to common shareholders	$(24.7)	$5.0
Weighted average common shares outstanding	53.9	38.9

Basic net income (loss) per common share	$(0.46)	$0.13

Diluted net income (loss) per common share:
Net income (loss)	$(22.4)	$8.1
Deemed preferred dividends and accretion	(2.3)	(3.1)
Net income (loss) available to common shareholders	$(24.7)	$5.0
Plus: Deemed preferred dividends and accretion	—	3.1
Net income (loss) available to common shareholders plus assumed conversions	$(24.7)	$8.1

Weighted average common shares outstanding – Basic	53.9	38.9

Plus incremental shares from assumed conversions:
Restricted stock units	—	0.4
Stock options	—	1.8
Mandatorily redeemable convertible preferred stock	—	49.8
Weighted average common shares outstanding – Dilutive	53.9	90.9
Diluted net income (loss) per common share	$(0.46)	$0.09

The assumed conversion of the mandatorily redeemable convertible preferred stock (convertible into 36.8 million shares of common stock), was excluded from the computation of diluted net loss per share for the first quarter of 2005, as it was anti-dilutive.  The assumed conversion of the Company’s convertible subordinated debentures due 2011 (exchangeable for 0.7 million common shares) was excluded from the computation of diluted net income per common share for the quarter ended March 31, 2004, as it was anti-dilutive.

Shares underlying stock options and restricted stock units of approximately 8.2 million were excluded from the computation of diluted net loss per share for the first quarter of 2005, as they were anti-dilutive.   Shares underlying stock options and restricted stock units of approximately 2.2 million were included in the computation of diluted net income per share for the first quarter of 2004.  The assumed conversions of a remaining 7.3 million shares underlying stock options and restricted stock units were excluded from the computation of diluted net income per share for the first quarter of 2004, as they were anti-dilutive.

Note 10 - Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income (loss) for the quarters ended March 31, 2005 and 2004 were as follows:

	Quarter Ended March 31,
(In millions)	2005	2004
Net income (loss) available to common shareholders	$(24.7)	$5.0
Currency translation adjustments	(13.0)	(4.4)
Unrealized gains on assets obtained from de-mutualization of insurance company	—	0.4
Net unrealized losses on financial instruments	(1.0)	(2.3)
Comprehensive loss	$(38.7)	$(1.3)

Note 11 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009 into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and was reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005, the designated hedged bonds were called for redemption and the interest rate swap agreements were cancelled resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information, see Notes 2, 6 and 8).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency and interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of March 31, 2005 was a liability of $3.0 million.  During the first quarters of 2005 and 2004, hedge ineffectiveness was immaterial, and the change in fair value recognized in “comprehensive loss” was a net reduction of $0.2 million and $0.1 million, respectively.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through December 2006.  The aggregate notional amount of these contracts was $41.4 million and $18.2 million at March 31, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive loss” was a net reduction of $0.7 million for the first quarter of 2005 compared to a net reduction of $2.2 million in the first quarter of 2004.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters ended March 31, 2005 and 2004 was as follows:

	Quarter Ended March 31,
(In millions)	2005	2004
Unrealized gains at beginning of period	$1.3	$6.4
Gains reclassified to net sales	(0.4)	(1.9)
Decrease in fair value	(0.3)	(0.3)
Comprehensive income	$0.6	$4.2

Unrealized gains of $0.6 million recorded in “accumulated other comprehensive loss,” net of tax, as of March 31, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004. The nominal amount of the options was $34.0 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively.  During the first quarter of 2005, the change in fair value recognized in “comprehensive loss” was a reduction of $0.1 million.

Note 12 – Taxes

The Company’s tax provision for the quarters ended March 31, 2005 and 2004 was primarily for taxes on European income.  The tax benefit during the first quarter of 2005 for the loss by U.S. operations resulting from the $40.3 million loss on early retirement of debt was not reflected in the Company’s tax provision as the Company continues to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, the Company needs to evidence sustained performance in its reported results before it can conclude it can reverse some or all of its valuation allowance.  Until such time as it reverses the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. pre-tax income (losses).

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the quarters ended March 31, 2005 and 2004 are as follows:

	Quarter Ended March 31, 2005
	U.S.	Foreign	Total
Income (loss) before income taxes	$(25.8)	$6.5	$(19.3)
Provision for income taxes	0.2	3.4	3.6

Income (loss) before equity in earnings of affiliated companies	$(26.0)	$3.1	$(22.9)

	Quarter Ended March 31, 2004
	U.S.	Foreign	Total
Income before income taxes	$4.9	$6.3	$11.2
Provision for income taxes	0.2	3.2	3.4

Income before equity in losses of affiliated companies	$4.7	$3.1	$7.8

Net Operating Loss Carryforwards

As of March 31, 2005, Hexcel had net operating loss carryforwards for U.S. federal and Belgian income tax purposes of approximately $113.3 million and $16.9 million, respectively.  On March 19, 2003, the Company completed a refinancing of its capital structure.  As a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  The Company’s U.S. net operating losses expire beginning 2019 and through 2022.  The Company’s Belgian net operating losses can be carried forward without limitation.

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

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel’s initial equity ownership interest in this joint venture, which is located in Tianjin, China, was 33.3%.  Revenues of BHA Aero for the twelve months ended March 31, 2005 were $14.5 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the twelve months ended March 31, 2005 were $15.0 million.  As of March 31, 2005, Hexcel had an equity investment balance of $7.6 million and an aggregate receivable balance of $3.4 million related to these joint ventures.

Each of the equity owners of BHA Aero, including the Company, had an obligation as of December 31, 2004 to support a third party loan on a proportionate basis to its equity ownership interest.  The Company met this obligation through an outstanding letter of credit of $11.1 million.  During the first quarter of 2005, BHA Aero and its equity owners (Hexcel, Boeing and AVIC) completed a previously announced re-capitalization of BHA Aero and a refinancing of BHA Aero’s third party loans. In connection with the recapitalization, on January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  On January 26, 2005, the refinancing of BHA Aero’s bank debt was completed resulting in a new five year bank term loan agreement supported by a pledge of BHA Aero’s fixed assets and guarantees from Boeing and AVIC.  As part of the refinancing, Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million, and on February 15, 2005, Hexcel’s standby letter of credit of $11.1 million, which supported BHA Aero’s previous bank loan, was terminated.  Hexcel’s reimbursement agreement with Boeing and AVIC relating to its BHA Aero joint venture meets the definition of a guarantee in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  Accordingly, the Company recorded a $0.5 million liability, and a corresponding increase in its investment in BHA Aero, during the first quarter of 2005 based upon the estimated fair value of the guarantee.  Apart from outstanding accounts receivable balances, Hexcel’s investment in these ventures, and Hexcel’s agreement to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Revenues of TechFab for the twelve months ended March 31, 2005 were $30.6 million.  At March 31, 2005, Hexcel had an equity investment balance in TechFab of $6.5 million.  Hexcel has no other significant exposures to loss with respect to this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the twelve months ended March 31, 2005 were $11.3 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at March 31, 2005.  During the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances.  This contingent obligation meets the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantee.  The liability recorded for the DIC guarantee was $0.2 million and the fair value of the commitment of $0.2 million was expensed.  Hexcel has no other significant exposures to loss with this joint venture.

Note 14 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2005, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2004	$5.1
Warranty expense	0.3
Deductions and other	(1.1)
Balance as of March 31, 2005	$4.3

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

Financial information for the Company’s segments for the quarters ended March 31, 2005 and 2004 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

First Quarter 2005
Net sales to external customers	$76.9	$195.7	$18.0	$—	$290.6
Intersegment sales	36.4	6.5	—	—	42.9
Total sales	113.3	202.2	18.0	—	333.5

Operating income (loss)	12.1	28.1	1.1	(8.4)	32.9
Depreciation	3.7	8.1	0.5	—	12.3
Business consolidation and restructuring expenses	—	0.4	—	—	0.4
Capital expenditures	0.5	6.9	—	0.1	7.5

First Quarter 2004
Net sales to external customers	$74.1	$171.1	$17.6	$—	$262.8
Intersegment sales	26.4	4.6	—	—	31.0
Total sales	100.5	175.7	17.6	—	293.8

Operating income (loss)	7.6	22.6	0.5	(7.0)	23.7
Depreciation	4.2	8.6	0.5	—	13.3
Business consolidation and restructuring expenses	0.2	0.4	—	(0.1)	0.5
Capital expenditures	1.5	3.0	—	—	4.5

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	March 31, 2005	December 31, 2004
Reinforcements	$40.3	$40.4
Composites	20.2	21.8
Structures	16.1	16.1
Goodwill	$76.6	$78.3

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

As of March 31, 2005 and December 31, 2004, the Company’s aggregate environmental related accruals were $4.7 million.  As of both March 31, 2005 and December 31, 2004, $1.6 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accrual would have been $1.6 million higher at both March 31, 2005 and December 31, 2004.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation costs for the first quarter of 2005 were $0.2 million.  In addition, the Company’s operating costs for the first quarter of 2005 relating to environmental compliance were approximately $1.6 million.  Capital expenditures for environmental matters approximated $0.2 million in the first quarter of 2005.

Guarantees

During the first quarter of 2005, Hexcel entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  In addition, during the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations in the event of default.  Both of these contingent obligations meet the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantees.  The liabilities recorded for the BHA Aero and DIC guarantees were $0.5 million and $0.2 million, respectively.  For further information, see Note 13.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

	Quarter Ended March 31,
	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$290.6	$262.8
Gross margin %	22.6%	20.8%
Operating income	$32.9	$23.7
Operating income %	11.3%	9.0%
Non-operating expense, net	$(40.3)	$(0.1)
Provision for income taxes	$3.6	$3.4
Equity in earnings of affiliated companies	$0.5	$0.3
Net income (loss)	$(22.4)	$8.1
Deemed preferred dividends and accretion	$(2.3)	$(3.1)
Net income (loss) available to common shareholders	$(24.7)	$5.0
Diluted net income (loss) per common share	$(0.46)	$0.09

Results of Operations

Net Sales:  Net sales of $290.6 million for the first quarter of 2005 were $27.8 million, or 10.6%, higher than the $262.8 million of net sales for the first quarter of 2004.  The increase was driven by growth in three of the four major market segments along with a favorable impact from changes in foreign currency exchange rates. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first quarter of 2005 as in the first quarter of 2004, net sales for the first quarter of 2005 would have been $286.2 million, $23.4 million, or 8.9%, higher than the first quarter of 2004.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2005 and 2004, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Quarter 2005
Reinforcements	$17.3	$42.8	$—	$16.8	$76.9
Composites	98.3	50.6	46.8	—	195.7
Structures	15.6	—	2.4	—	18.0
Total	$131.2	$93.4	$49.2	$16.8	$290.6
	45%	32%	17%	6%	100%
First Quarter 2004
Reinforcements	$14.9	$43.4	$—	$15.8	$74.1
Composites	80.5	41.5	49.1	—	171.1
Structures	15.1	—	2.5	—	17.6
Total	$110.5	$84.9	$51.6	$15.8	$262.8
	42%	32%	20%	6%	100%

Commercial Aerospace: Net sales increased $20.7 million, or 18.7%, to $131.2 million for the first quarter of 2005, as compared to net sales of $110.5 million for the first quarter of 2004.  If adjusted to eliminate the changes in exchange rates, total sales to commercial aerospace applications would have increased by $19.5 million, or 17.6%, compared to the first quarter of 2004.  Net sales by each of the Company’s business segments increased when compared with the first quarter of 2004 with sales by the Composites business segment having the greatest increase at 22.1%.  The overall year over year improvement is driven by higher aircraft build rates by Boeing and Airbus as they increase the number of aircraft they manufacture and deliver in 2005.  As Hexcel delivers its products on average six months in advance of actual aircraft deliveries, the Company first saw the benefits of these production increases last summer and they continued to be evident this quarter.  With further production increases anticipated in 2006, the Company expects continued growth in commercial aerospace sales in the second half of 2005.

The Company has also benefited during the first quarter of 2005 from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials and the ramp-up of production related to the new Airbus A380 program. The A380 is both the largest commercial aircraft yet built and has the highest composite content of any aircraft in production at 22% by weight.  The A380 completed its first successful test flight on April 27, 2005 and is expected to be certified and carry its first passengers in 2006.  The Company expects revenues it derives from the A380 program to continue to grow in 2005.

Industrial: Net sales of $93.4 million for the first quarter of 2005 were $8.5 million or 10.0% higher than the net sales of $84.9 million for the same quarter of 2004.  Excluding the favorable impact on foreign currency exchange rates of $2.2 million, sales to this market increased 7.4% year-on-year to $91.2 million.  Sales of composite products to wind energy applications showed strong double-digit revenue gains this quarter compared to both the first quarter and the fourth quarters of 2004 and led the overall growth of the industrial market segment due to both the underlying growth in global wind turbine installations and share gains the Company made in 2004.  The Company continues to anticipate significant growth from wind energy applications for the full year of 2005 compared to 2004 that will drive the overall growth in its Industrial segment this year.

Demand for the Company’s reinforcement fabrics used in ballistics applications remains robust, with the current quarter down slightly from the first and the fourth quarters of 2004 but within the range of our quarterly variability.  With the growth in aerospace demand, availability of carbon fiber for non-aerospace applications continued to tighten and as a result constant currency revenues from products used in recreational and other industrial applications were about 3% lower than in the first quarter of 2004.  All major carbon fiber suppliers have announced expansion plans which should benefit availability in the medium term.

Space & Defense: Net sales to this market for the first quarter of 2005 were $49.2 million, a decrease of $2.4 million, or 4.7%, when compared to the first quarter of 2004.  On a constant foreign currency basis, net sales to this market of $48.4 million were down $3.2 million, or 6.2%, year-on-year.  The first quarter of 2004 was the last quarter in which the Company recognized revenues from the Comanche program which terminated in March of 2004.  Sales to the Comanche program were $3.8 million in the first quarter of 2004.  Excluding these sales, first quarter 2005 revenues to this market were up 1% in constant currency over the same quarter of last year.  The Company’s revenues from military and space programs tend to vary from quarter to quarter more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $16.8 million for the first quarter of 2005 were $1.0 million, or 6.3%, higher than the net sales of $15.8 million for the first quarter of 2004.  If adjusted for the $0.2 million favorable impact of exchange rates, revenues to this market would have been $16.6 million in the first quarter of 2005, an increase of 5.1% over the same period a year ago.  While the Company remains focused on high-technology and specialty applications for its electronic materials and is targeting further growth in this market, future performance in this market segment remains difficult to predict.

Gross Margin:  Gross margin for the first quarter of 2005 was $65.8 million, or 22.6% of net sales, compared with $54.6 million, or 20.8% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from the Company’s cost reduction programs partially offset by higher raw material and utility costs.  Depreciation expense for the first quarter of 2005 was $12.3 million compared to $13.3 million in the first quarter of 2004.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $26.6 million for the first quarter of 2005 were $1.1 million higher than the first quarter of 2004.  SG&A expenses were 9.2% of net sales in the first quarter of 2005 compared to 9.7% of net sales in the first quarter of 2004.  The year-over year increase in SG&A expenses partly reflects the impact of higher foreign exchange rates of approximately $0.5 million, as the U.S. dollar has weakened against the British pound and Euro since the end of the first quarter of 2004.  The Company continues to closely monitor its SG&A spending in order to achieve its desired operating leverage during a period of anticipated net sales growth.

Research and Technology Expenses (“R&T”):  R&T expenses for the first quarter of 2005 were $5.7 million, or 2.0% of net sales, compared with $4.9 million, or 1.9% of net sales, for the first quarter of 2004.  The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Operating Income:  Operating income was $32.9 million, or 11.3% of net sales, in the first quarter of 2005, compared with $23.7 million, or 9.0% of net sales, in the first quarter of 2004.  The year-over-year increase in operating income was driven by higher net sales and gross margin, and reflects the positive impact of the Company’s ongoing cost containment initiatives.  Business consolidation and restructuring expenses of $0.4 million in the first quarter of 2005 were down slightly compared to the $0.5 million of expenses in the first quarter of 2004.

Non-Operating Expense, Net:  During the first quarter of 2005, the Company refinanced substantially all of its debt.  In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

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

In addition, during the first quarter of 2004, the Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes due 2009, recognizing a $0.7 million loss on the early retirement of debt.  The loss resulted from the premium paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

For further information, see Notes 2, 6, 8 and 11 to the accompanying notes to the condensed consolidated financial statements.

Interest Expense:  Interest expense was $11.9 million for the first quarter of 2005, compared to $12.4 million for the first quarter of 2004.  Included in interest expense in the first quarter of 2005 was an additional expense of $1.0 million, net of interest income, due to the lag between the issuance on February 1, 2005 of the 6.75% senior subordinated notes due 2015 and the partial redemption of the 9.75% senior subordinated notes on March 3, 2005. The Company expects to begin fully reflecting the benefits of lower interest rates resulting from its first quarter 2005 refinancing in the second quarter of 2005 and that its interest expense will be about $4 million lower in each of the remaining quarters of 2005 than it was in the same periods in 2004.

Provision for Income Taxes:  The provisions for income taxes of $3.6 million and $3.4 million in the first quarters of 2005 and 2004, respectively, were primarily for taxes on European income.  The tax benefit during the first quarter of 2005 for the loss by U.S. operations resulting from the $40.3 million loss on early retirement of debt was not reflected in the Company’s tax provision for the quarter as the Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, the Company needs to evidence sustained performance in its reported results before it can conclude to reverse its valuation allowance.  Until such time as it reverses some or all of the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. pre-tax income (losses).  For further information see Note 12 to the accompanying condensed consolidated financial statements.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first quarter of 2005 was $0.5 million, compared to $0.3 million in the first quarter of 2004.  The year-over-year increase was derived from equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in U.S., although at a slightly lower level than in 2004, and a reduction in equity losses at the Structures business segments’ joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first quarters of 2005 and 2004, the Company recognized deemed preferred dividends and accretion of $2.3 million and $3.1 million, respectively.  The year-over-year reduction in deemed preferred dividends and accretion reflects the benefit from the conversion of a portion of the mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of March 31, 2005 and December 31, 2004, and activity for the quarter ended March 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Current period expenses	0.2	0.2	0.4
Cash expenditures	(0.6)	(0.2)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$2.8	$1.0	$3.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter ended March 31, 2005, the Company recognized $0.2 million of expense for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

There were no cash expenditures for this program during the first quarter of 2005.  The accrued liability balance was $1.0 million as of March 31, 2005.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter ended March 31, 2005, the Company recognized business consolidation and restructuring expenses of $0.2 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  Cash expenditures for this program were $0.8 million during the first quarter of 2005, leaving an accrued liability balance of $2.8 million as of March 31, 2005.

Financial Condition

Liquidity:   During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.

As of March 31, 2005, the Company had cash and cash equivalents of $26.2 million.  Aggregate borrowings as of March 31, 2005 under the New Facility were $252.0 million, consisting of $225.0 million of term loans and $27.0 million of revolver loans.  The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2005, the Company had issued letters of credit under the New Facility totaling $8.9 million.  Undrawn availability under the New Facility was $89.1 million as of March 31, 2005.

In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of March 31, 2005, the Company did not have any outstanding accounts receivable factored under this facility.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of March 31, 2005, the Company’s total debt, net of cash, was $456.8 million, an increase of $82.6 million from $374.2 million as of December 31, 2004.  The increase in net debt reflects the impact of (i) cash costs of $41.8 million incurred by the Company in the first quarter of 2005 in implementing its debt refinancing, (ii) accrued interest expense being $9.7 million lower as of March 31, 2005 than it would have been had the Company not undertaken the refinancing, (iii) the recapitalization of BHA Aero (the Company’s Chinese joint venture) with a cash equity investment of $7.5 million, (iv) the Company’s payment of $7.0 million plus accrued interest related to its settlement of the carbon fiber federal class action case accrued for in 2004, and (v) the remaining cash usage during the quarter of $16.6 million.  Historically, the Company uses cash in the first quarter of the year as working capital traditionally increases from the seasonal December low levels, and as a result of the timing of bond coupon payments and from the annual payment of compensation, incentive and benefit accruals. The Company historically generates cash in the subsequent three quarters of the year.

For further information, see Notes 2 and 6 to the accompanying condensed consolidated financial statements.

Operating Activities:  Net cash used for operating activities was $26.3 million in the first quarter of 2005, as compared to net cash provided by operating activities of $2.7 million in the first quarter of 2004. The year-over year increase in net cash used by operations reflects the payment in the first quarter of 2005 of $7.0 million related to the settlement of the carbon fiber federal case action suit accrued for in 2004, the $9.7 million reduction in accrued interest expense as a result of the refinancing, working capital growth and annual payments for incentive compensation and benefit payments.  Historically, the Company uses cash in the first quarter of the year as working capital traditionally increases from the seasonal December low levels, and as a result of the timing of bond coupon and annual incentive compensation and benefit payments. The Company historically generates cash in the subsequent three quarters of the year.

Investing Activities:  Net cash used for investing activities was $15.0 million in the first quarter of 2005 compared with $4.5 million used in the first quarter of 2004.  During the first quarter of 2005, the Company made a $7.5 million equity investment in its BHA Aero joint venture located in Tianjin, China, increasing its equity ownership position in the joint venture from 33.33% to 40.48%.  Capital expenditures were $7.5 million for the first quarter of 2005 compared to $4.5 million in the same period last year.  With continued focus on productivity improvements and the incremental capacity requirements required by revenue growth, the Company anticipates that cash used for capital expenditures will be at about the level of depreciation expense for the full year of 2005.

Financing Activities:  Financing activities provided $9.4 million of net cash in the first quarter of 2005.  During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of March 31, 2005 under the New Facility were $252.0 million, consisting of $225.0 million of term loans and $27.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  Proceeds from the New Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $41.8 million of cash transaction costs related to the refinancing.

Net cash used for financing activities was $16.1 million in the first quarter of 2004.  During the first quarter of 2004, the Company utilized excess cash to repay $3.4 million of borrowings under the senior secured credit facility, to repurchase at a premium $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, and to repay other long-term debt and capital lease obligations of $1.8 million.

Financial Obligations and Commitments:  As of March 31, 2005, current maturities of notes payable and capital lease obligations were $4.6 million.  With the benefit of the Company’s debt refinancing in the first quarter of 2005, the Company’s next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.5 million to $4.0 million prior to 2010.  Short-term debt obligations include $2.1 million of drawings under European credit and overdraft facilities, $0.1 million due under capital lease obligations, and $1.7 million of required principal amortization under the term loan portion of the New Facility.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the senior secured credit facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2005, the Company had issued letters of credit under the New Facility totaling $8.9 million.  Undrawn availability under the New Facility was $89.1 million as of March 31, 2005.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  For further information, see Notes 2, 6 and 8.

During the first quarter of 2005, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $11.4 million as of March 31, 2005. Approximately $8.9 million of these letters of credit were issued under the revolving credit portion of the New Facility, with the remaining $2.5 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2005 and 2006, all of these will likely be re-issued.

During the first quarter of 2005, Hexcel entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  In addition, during the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay under certain circumstances Dainippon Ink and Chemicals, Inc up to $1.8 million with respect to DIC-Hexcel Ltd’s new debt obligations.

As of March 31, 2005, Hexcel has outstanding 101,084 shares of a series A convertible preferred stock and 47,125 shares of a series B convertible preferred stock, which are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and under certain circumstances must be redeemed for cash.  Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  The series B preferred stock does not accrue dividends.  With respect to any dividend that the Company elects to pay by adding the amount of such dividend to the accrued value, if the payment date for such dividend is after a “dividend termination event” has occurred, a holder of series A preferred stock will not receive such dividend if either (i) such holder elects to convert its preferred stock into common stock at any time, or (ii) such holder’s series A preferred stock is automatically converted into common stock as a result of a “mandatory conversion event.”  A “dividend termination event” means that the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $6.00 per share.  Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share (a “mandatory conversion event”).

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of March 31, 2005, for the remaining nine months of 2005, for the years ended 2006 through 2009 and thereafter:

(In millions)		Remaining Nine Months of 2005	2006	2007	2008	2009	Thereafter	Total
Senior secured credit facility - revolver due 2010		$—	$—	$—	$—	$—	$27.0	$27.0
Senior secured credit facility – term B loan due 2012		1.7	2.2	2.3	2.2	2.3	214.3	225.0
European credit and overdraft facilities		2.1	—	—	—	—	—	2.1
6.75% senior subordinated notes due 2015		—	—	—	—	—	225.0	225.0
Capital leases		0.1	0.3	0.3	0.4	0.4	2.4	3.9
Subtotal		3.9	2.5	2.6	2.6	2.7	468.7	483.0
Operating leases		4.4	4.8	3.2	2.3	1.9	6.5	23.1
Total financial obligations		$8.3	$7.3	$5.8	$4.9	$4.6	$475.2	$506.1

Letters of credit		$11.4	$—	$—	$—	$—	$—	$11.4
Interest payments		17.0	27.6	27.5	27.4	27.2	107.6	234.3
Benefit plan contributions		4.3	—	—	—	—	—	4.3
Other commitments		7.9	—	—	—	—	—	7.9
Total commitments	.	$40.6	$27.6	$27.5	$27.4	$27.2	$107.6	$257.9

The Company’s ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets.  The Company’s future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  The Company has significant leverage and there can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under the New Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs.

For further information regarding the Company’s financial resources, obligations and commitments, see Notes 2, 6 and 16 to the accompanying condensed consolidated financial statements and Notes 2, 8, 9, 10 and 17 to the consolidated financial statements of the 2004 Annual Report on Form 10-K.

Critical Accounting Policies

For information regarding the Company’s critical accounting policies, refer to the Company’s 2004 Annual Report on Form 10-K.

Recently Issued Accounting Policies

On April 14, 2005, the SEC approved a new rule that delays the effective date of FASB Statement No. 123(R), “Share Based Payment.”  The delay in the effective date gives companies more time to develop their valuation and record keeping methodology and prepare for implementation.  For most public companies, it will also eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of their fiscal years as originally required.

Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual periods, rather than interim periods, which begin after June 15, 2005.  The effect for calendar year companies is a six-month deferral of the new standard.  In accordance with the new ruling, the standard is now effective for Hexcel beginning January 1, 2006.

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

Such forward-looking statements include, but are not limited to: (a) anticipated further increases in  commercial aircraft production and delivery rates in 2006 by Airbus and Boeing; (b) expectations of composite content on new commercial aircraft programs; (c) expectations regarding future business trends in the electronics fabrics industry; (d) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (e) expectations regarding growth in sales of composite materials for wind energy; (f) expectations as to the availability of carbon fiber for non-aerospace applications; (g) expectations as to the impact of increasing prices of raw materials and utilities used in the manufacture of its products; (h) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (i) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency under the Company’s senior credit facilities and other financial resources to fund the Company’s worldwide operations in 2005 and beyond; and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

Interest Rate

The Company’s financial results are affected by interest rate changes on certain of its debt instruments.  As a result of the refinancing completed this quarter, the Company increased the proportion of its total debt funded with floating interest rate bank debt.  The Company’s ratio of floating debt to total debt increased from approximately 23% as of December 31, 2004 to about 52% as of March 31, 2005.  In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and was reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005 the designated hedged bonds were called for redemption, and the interest rate swap agreements were cancelled, resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information see Notes 2, 6 and 8 to the condensed consolidated financial statements).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was been recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of March 31, 2005 was a liability of $3.0 million.  During the first quarters of 2005 and 2004, hedge ineffectiveness was immaterial, and the change in fair value recognized in “comprehensive loss” was a net reduction of $0.2 million and $0.1 million, respectively.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros at fixed rates on specified dates through December 2006.  The aggregate notional amount of these contracts was $41.4 million and $18.2 million at March 31, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters ended March 31, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive loss” was a net reduction of $0.7 million for the first quarter of 2005 compared to a net reduction of $2.2 million in the first quarter of 2004.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters ended March 31, 2005 and 2004 was as follows:

	Quarter Ended March 31,
(In millions)	2005	2004
Unrealized gains at beginning of period	$1.3	$6.4
Gains reclassified to net sales	(0.4)	(1.9)
Decrease in fair value	(0.3)	(0.3)
Comprehensive income	$0.6	$4.2

Unrealized gains of $0.6 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of March 31, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004.  The nominal amount of the options was $34.0 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively.  During the first quarter of 2005, the change in fair value recognized in “comprehensive loss” was a reduction of $0.1 million.

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

For further information regarding the Company’s market risks, refer to the Company’s 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.  The evaluation did not result in the identification of any changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

10.1	Service Agreement, dated August 9, 1990, between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt.

10.2	Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt.

10.3	Letter Agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated January 12, 2005 announcing the granting of annual long-term equity incentives to executive officers and a group of key employees.

Current Report on Form 8-K dated January 19, 2005 relating to the accounting treatment for the December 2004 conversion of mandatorily redeemable convertible preferred stock and the associated secondary offering of common stock.

Current Report on Form 8-K dated January 27, 2005 relating to the Company’s fourth quarter and full year 2004 financial results.

Current Report on Form 8-K dated January 31, 2005, relating to a variety of executive compensation matters (including the Company’s cash bonus plan for 2005, cash bonus awards for 2004 and the perquisites allowance for the CEO), a consent under the Company’s then existing senior credit facility, and the entering into of a purchase agreement with Goldman Sachs & Co. as the representative of initial purchasers of new 6.75% senior subordinated notes.

Current Report on Form 8-K dated February 4, 2005, relating to the entering into of an indenture and registration rights agreement in connection with the issuance of new 6.75% senior subordinated notes, the use of the proceeds from the issuance of the new notes to redeem a portion of the Company’s then outstanding 9.75% senior subordinated notes, and the initiation of a tender offer for the Company’s then outstanding 9.875% senior secured notes.

Current Report on Form 8-K dated March 2, 2005, relating to the entering into of a new senior secured credit facility, the termination of the Company’s then existing senior secured credit facility, the successful tender for 100% of the Company’s outstanding 9.875% senior secured notes, and the call for redemption for the Company’s 7% convertible subordinated debentures and remaining outstanding 9.75% senior subordinated notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

May 10, 2005	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Service Agreement, dated August 9, 1990, between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt.

10.2	Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt.

10.3	Letter Agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.