Form 10-Q
period 2005-06-30
HEXCEL CORP /DE/
filed 2005-08-09
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
COMMON STOCK	54,888,698

HEXCEL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

• Condensed Consolidated Balance Sheets — June 30, 2005 and December 31, 2004

• Condensed Consolidated Statements of Operations — The Quarters and Six Months Ended June 30, 2005 and 2004

• Condensed Consolidated Statements of Cash Flows — The Six Months Ended June 30, 2005 and 2004

• Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(In millions, except per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18.5	$57.2
Accounts receivable, net	176.4	153.5
Inventories, net	154.6	144.2
Prepaid expenses and other current assets	13.7	18.4
Total current assets	363.2	373.3

Property, plant and equipment	705.8	734.0
Less – accumulated depreciation	(441.7)	(447.4)
Property, plant and equipment, net	264.1	286.6
Goodwill	75.7	78.3
Investments in affiliated companies	14.0	5.5
Other assets	36.3	33.1

Total assets	$753.3	$776.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$5.4	$1.0
Accounts payable	90.8	94.8
Accrued liabilities	92.6	120.2
Total current liabilities	188.8	216.0

Long-term notes payable and capital lease obligations	447.9	430.4
Other non-current liabilities	65.8	64.3
Total liabilities	702.5	710.7

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, 0.101 shares of series A and 0.047 shares of series B issued and outstanding at June 30, 2005, and December 31, 2004	95.0	90.5

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 56.3 shares issued at June 30, 2005 and 55.0 shares issued at December 31, 2004	0.6	0.5
Additional paid-in capital	338.3	334.5
Accumulated deficit	(360.0)	(363.8)
Accumulated other comprehensive income (loss)	(7.7)	18.4
	(28.8)	(10.4)
Less – Treasury stock, at cost, 1.5 shares at June 30, 2005 and 1.4 shares at December 31, 2004	(15.4)	(14.0)
Total stockholders’ equity (deficit)	(44.2)	(24.4)

Total liabilities and stockholders’ equity (deficit)	$753.3	$776.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Net sales	$311.3	$272.2	$601.9	$535.0
Cost of sales	240.7	210.7	465.5	418.9
Gross margin	70.6	61.5	136.4	116.1

Selling, general and administrative expenses	28.2	28.2	54.8	53.7
Research and technology expenses	6.0	5.0	11.7	9.9
Business consolidation and restructuring expenses	0.4	0.9	0.8	1.4
Other (income) expense, net	(0.9)	1.5	(0.7)	1.5
Operating income	36.9	25.9	69.8	49.6

Interest expense	7.4	11.9	19.3	24.3
Non-operating expense, net	0.6	0.5	40.9	0.6
Income before income taxes	28.9	13.5	9.6	24.7
Provision for income taxes	3.6	5.2	7.2	8.6
Income before equity in earnings	25.3	8.3	2.4	16.1
Equity in earnings of affiliated companies	0.9	0.5	1.4	0.8
Net income	26.2	8.8	3.8	16.9
Deemed preferred dividends and accretion	(2.3)	(3.1)	(4.6)	(6.2)
Net income (loss) available to common stockholders	$23.9	$5.7	$(0.8)	$10.7

Net income (loss) per common share:
Basic	$0.44	$0.14	$(0.01)	$0.27
Diluted	$0.28	$0.10	$(0.01)	$0.19

Weighted-average common shares:
Basic	54.5	39.2	54.2	39.0
Diluted	94.9	91.3	54.2	91.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2005	2004
Cash flows from operating activities
Net income	$3.8	$16.9
Reconciliation to net cash (used for) provided by operating activities:
Depreciation	24.1	26.5
Amortization of debt discount and deferred financing costs	1.2	1.7
Deferred income taxes (benefit)	0.3	(0.1)
Business consolidation and restructuring expenses	0.8	1.4
Business consolidation and restructuring payments	(1.1)	(2.8)
Equity in earnings of affiliated companies	(1.4)	(0.8)
Working capital changes and other	(31.2)	(21.9)
Net cash (used for) provided by operating activities	(3.5)	20.9

Cash flows from investing activities
Capital expenditures	(16.6)	(11.8)
Proceeds from sale of assets	1.4	6.5
Dividends from affiliated companies	1.1	1.5
Investment in affiliated companies	(7.5)	—
Net cash used for investing activities	(21.6)	(3.8)

Cash flows from financing activities
Proceeds from 6.75% senior subordinated notes	225.0	—
Proceeds from senior secured credit facilities, net	220.0	7.8
Repayments of 9.75% senior subordinated notes	(285.3)	(22.9)
Redemption of 7.0% convertible subordinated debentures	(19.2)	—
Redemption of 9.875% senior secured notes	(125.0)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	4.1	(1.2)
Issuance costs related to debt offerings	(12.2)	—
Debt retirement costs	(30.0)	—
Activity under stock plans	5.8	1.9
Net cash used for financing activities	(16.8)	(14.4)
Effect of exchange rate changes on cash and cash equivalents	3.2	0.7
Net (decrease) increase in cash and cash equivalents	(38.7)	3.4
Cash and cash equivalents at beginning of period	57.2	41.7
Cash and cash equivalents at end of period	$18.5	$45.1

Supplemental Data:
Cash interest paid	$26.4	$24.4
Cash taxes paid	$6.9	$5.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal recurring adjustments necessary to present fairly the balance sheet of the Company as of June 30, 2005, the results of operations for the quarters and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.  The condensed consolidated balance sheet of the Company as of December 31, 2004 was derived from the audited 2004 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2005 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form
10-K.

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

•                  On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  The spread over LIBOR payable on advances under the New Facility is based on leverage.  Initially the interest rates on the term loan and revolving loan were LIBOR + 175bps and LIBOR +200bps, respectively.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.  Proceeds from a portion of the term loan under the New Facility were used to repurchase the outstanding $125.0 million principal amount of Hexcel’s 9.875% senior secured notes due 2008.  The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment in accordance with the terms of the Offer to Purchase and Consent Solicitation Statement dated January 31, 2005 was $1,112.60 plus accrued and unpaid interest.  In addition, the New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008.

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

In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  The loss on early retirement of debt has been reported in the line item “non-operating expense, net” in the condensed consolidated statements of operations.

Cash costs of $42.2 million were incurred in completing the refinancing and included (i) the payment of $25.2 million of premiums to tender for the 9.875% senior secured notes due 2008 and to call the 9.75% senior subordinated notes due 2009, (ii) the payment of $13.4 million of transaction costs in connection with the issuance of the new debt, and the redemption of existing debt, and (iii) the fair value payment of $3.6 million to cancel the Company’s interest rate swap agreements related to $100.0 million principal amount of its 9.75% senior subordinated notes due 2009.

In addition, an aggregate amount of $9.9 million of accrued interest was paid as the debt securities were redeemed during the first quarter of 2005.  Interest expense in the first quarter of 2005 increased by $1.0 million, net of interest income, due to the lag between the issuance on February 1 of the 6.75% senior subordinated notes due 2015 and the partial redemption of the 9.75% senior subordinated notes due 2009 on March 3, 2005.

For further information on the refinancing, see Notes 6, 9 and 12.

Note 3 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for the granting of restricted stock and similar stock-based awards over the defined vesting periods.  As of June 30, 2005, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income (loss) and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income (loss):
Net income (loss) available to common stockholders, as reported	$23.9	$5.7	$(0.8)	$10.7
Add: Stock-based compensation expense included in reported net income (loss)	0.6	0.3	1.1	0.7
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.5)	(1.3)	(2.9)	(2.5)
Pro forma net income (loss)	$23.0	$4.7	$(2.6)	$8.9

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$0.44	$0.14	$(0.01)	$0.27
Pro forma	$0.42	$0.12	$(0.05)	$0.23

Diluted net income (loss) per common share:
As reported	$0.28	$0.10	$(0.01)	$0.19
Pro forma	$0.27	$0.09	$(0.05)	$0.17

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (for further information see Note 13).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was $7.88 and $4.18, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2005	2004
Expected life (in years)	5.5	4.0
Interest rate	3.74%	4.29%
Volatility	56.33%	71.68%
Dividend yield	—	—

In connection with the Company’s adoption of FAS 123R, the Company has retained a third party consultant to assist in the development of a measurement model for the Company’s share-based compensation.  The consultant has begun its accumulation of data, and is in the early design stages of assisting the Company in the development of the model. In addition, management is evaluating its options related to its method of adoption.

Note 4 – Inventories, net

(In millions)	June 30, 2005	December 31, 2004
Raw materials	$58.3	$51.7
Work in progress	36.2	36.6
Finished goods	60.1	55.9
Total inventories, net	$154.6	$144.2

Note 5 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2005 and December 31, 2004, and activity for the quarter and six months ended June 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Current period expenses	0.2	0.2	0.4
Cash expenditures	(0.5)	(0.3)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$2.9	$0.9	$3.8
Current period expenses	0.2	0.2	0.4
Cash expenditures	—	(0.3)	(0.3)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2005	$3.0	$0.8	$3.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter and six months ended June 30, 2005, the Company recognized $0.2 million and $0.4 million of expense, respectively, for employee severance based on the remaining employee service periods.  In addition, during the second quarter of 2005, the Company recognized $0.1 million of costs for equipment relocation and re-qualification costs that are expensed as incurred. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of June 30, 2005 and December 31, 2004, and activity for the Livermore program for the quarter and six months ended June 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$0.8	$—	$0.8
Business consolidation and restructuring expenses	0.2	—	0.2
Balance as of March 31, 2005	$1.0	$—	$1.0
Business consolidation and restructuring expenses	0.2	0.1	0.3
Cash expenditures	—	(0.1)	(0.1)
Balance as of June 30, 2005	$1.2	$—	$1.2

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook due to reductions in commercial aircraft production rates and depressed business conditions in the electronics market.  For the quarter and six months ended June 30, 2005, the Company recognized business consolidation and restructuring expenses of $0.1 million and $0.3 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring liabilities as of June 30, 2005 and December 31, 2004, and activity for the November 2001 program for the quarter and six months ended June 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$2.5	$1.0	$3.5
Current period expenses	—	0.2	0.2
Cash expenditures	(0.5)	(0.3)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$1.9	$0.9	$2.8
Current period expenses	—	0.1	0.1
Cash expenditures	—	(0.2)	(0.2)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2005	$1.8	$0.8	$2.6

Note 6 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2005	December 31, 2004
Senior secured credit facility - revolver due 2010	$35.0	$—
Senior secured credit facility - term B loan due 2012	185.0	—
European credit and overdraft facilities	4.6	0.7
6.75% senior subordinated notes due 2015	225.0	—
9.875% senior secured notes due 2008, net of unamortized discount of $0.9 as of December 31, 2004	—	124.1
9.75% senior subordinated notes due 2009, net of unamortized discount of $0.6 as of December 31, 2004 (a)	—	283.3
7.0% convertible subordinated debentures due 2011	—	19.2
Total notes payable	449.6	427.3
Capital lease obligations	3.7	4.1
Total notes payable and capital lease obligations	$453.3	$431.4

Notes payable and current maturities of long-term liabilities	$5.4	$1.0
Long-term notes payable and capital lease obligations, less current maturities	447.9	430.4
Total notes payable and capital lease obligations	$453.3	$431.4

(a)          Includes a decrease of $1.4 million at December 31, 2004 for derivative contracts under SFAS No. 133.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates.  In connection with the first quarter 2005 refinancing, the interest rate swap agreements were cancelled.  For further information, see Notes 2, 9 and 12.

During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of June 30, 2005 under the New Facility were $220.0 million, consisting of $185.0 million of term loans and $35.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015. The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010. The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008. For further information, see Notes 2, 9 and 12.

Senior Secured Credit Facility

Under the original terms of the term loan portion of the New Facility, the Company is required to make quarterly principal payments of $0.6 million on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2005 and continuing through and including March 1, 2011.  Commencing on June 1, 2011, and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payments under the original terms of the term loan portion of the New Facility increased to $52.9 million.  The term loan portion of the New Facility is scheduled to be paid in full upon payment of the last principal payment on March 1, 2012.

On June 1, 2005 the Company repaid $40.0 million principal amount of the term loan under the New Facility.  The payment included a principal prepayment of $39.4 million and the quarterly scheduled principal payment of $0.6 million noted above. As a result of the prepayment, the Company’s required principal payments under the term loan portion of the New Facility have been adjusted requiring the Company to make quarterly principal payments of $0.5 million on March 1, June 1, September 1, and December 1 of each year commencing June 1, 2006 and continuing through and including March 1, 2011.  Commencing on June 1, 2011 and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payment increases to $43.9 million.  As a result of the prepayment, the Company recorded a $0.6 million charge to non-operating expense for the accelerated write-off of related deferred financing costs.

Term loan borrowings under the New Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the New Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on the Company’s consolidated leverage ratio. Based on our leverage ratio at June 30, 2005, the Company would expect the margin to step down from 2.00% to 1.75% at the next measurement date of September 30, 2005. The weighted average interest rates for the actual borrowings on the New Facility were 4.9% and 5.1% for the quarter and six months ended June 30, 2005, respectively.  In accordance with the terms of the New Facility, initial borrowings were required to be made under the “prime rate” option, which resulted in interest borrowings at rates greater than those which would have been incurred using the LIBOR option.  Borrowings made and outstanding under the LIBOR option during the second quarter of 2005  were made at interest rates ranging from 4.875% to 5.313%, and borrowings made and outstanding under the LIBOR option during the six months ended June 30, 2005 were made at interest rates ranging between 4.625% and 5.313%.  In May 2005, the Company entered into interest rate swap agreements, which effectively converted $50.0 million of the variable interest rate term loan of the New Facility into fixed rate debt. As a result of these interest rate swap agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on Euro currency borrowings of $30.0 million and $20.0 million, respectively.

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

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2005, the Company had aggregate borrowings of $220.0 million outstanding under the New Facility consisting of $185.0 million of term loans and $35.0 million of revolving loans, and had issued letters of credit totaling $8.7 million.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, the Company issued 6.75% senior subordinated notes due 2015 through a private placement under Rule 144A.  At the time of the issuance, pursuant to a registration rights agreement, Hexcel agreed to offer to all noteholders the opportunity to exchange their senior subordinated notes for new notes that are substantially identical to the senior subordinated notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer.  The exchange offer was completed on June 15, 2005, with all noteholders electing to exchange their notes for new notes registered with the SEC.  On June 16, 2005, the Company issued the new notes in exchange for the original notes.

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

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries.  As of June 30, 2005, the Company did not have any accounts receivable factored under this facility.

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of Hexcel’s defined benefit retirement plans for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	0.4	0.5	0.9	0.9
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Net amortization and deferral	0.3	0.2	0.6	0.5
Sub-total	0.7	0.6	1.5	1.2
Curtailment and settlement loss	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.9	$0.8	$1.9	$1.6

European Defined Benefit Retirement Plans
Service cost	$0.8	$0.6	$1.6	$1.2
Interest cost	1.4	1.2	2.7	2.4
Expected return on plan assets	(1.4)	(1.2)	(2.7)	(2.3)
Net amortization and deferral	0.3	0.5	0.6	0.9
Sub-total	1.1	1.1	2.2	2.2
Curtailment and settlement gain	—	(0.1)	—	(0.2)
Net periodic benefit cost	$1.1	$1.0	$2.2	$2.0

Contributions

The Company contributed $0.6 million and $0.4 million to its U.S. qualified and nonqualified defined benefit retirement plans during the second quarters of 2005 and 2004, respectively.  Contributions were $1.2 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. Although no minimum funding contributions are required, the Company intends to contribute approximately $1.5 million during 2005 to its U.S. qualified pension plan to fund expected lump sum payments.  The Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are due.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.3 million in 2005 to cover unfunded benefits.  The Company contributed $2.0 million to its U.S. defined benefits retirement plans during its 2004 fiscal year.

In addition, the Company contributed $0.5 million and $0.6 million to its European defined benefit retirement plans during the second quarters of 2005 and 2004, respectively.  Total contributions were $1.1 million for both the six months ended June 30, 2005 and 2004. The Company plans to contribute approximately $2.1 million during 2005 to its European plans which will meet government requirements.  The Company contributed $2.3 million to its European plans during its 2004 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of Hexcel’s postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
U.S. Postretirement Plans
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.2	0.3	0.4	0.6
Net amortization and deferral	—	—	—	—
Net periodic postretirement benefit costs	$0.3	$0.3	$0.5	$0.7

Contributions

In connection with its postretirement plans, the Company contributed $0.4 million and $0.5 million for the second quarter of 2005 and 2004, respectively, and $0.7 million and $1.0 million during the six months ended June 30, 2005 and 2004, respectively.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.9 million in 2005 to cover unfunded benefits.  The Company contributed $1.7 million to its postretirement plans during its 2004 fiscal year.

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

Note 8 – Other (Income) Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Gain on sale of assets	$(1.4)	$(4.0)	$(1.4)	$(4.0)
Accrual for certain legal matters	0.5	5.5	0.7	5.5
Other (income) expense, net	$(0.9)	$1.5	$(0.7)	$1.5

During the second quarters of 2005 and 2004, the Company sold surplus land at one of its U.S. facilities for net cash proceeds of $1.4 million and $6.5 million, respectively.  In connection with these sales, the Company recognized gains of $1.4 million and $4.0 million for the second quarters of 2005 and

2004, respectively.  In addition, the Company recorded estimated accruals of $0.5 million and $5.5 million during the second quarters of 2005 and 2004, respectively, in connection with the ongoing carbon fiber legal matters previously disclosed.

Note 9 – Non-Operating Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004

Gain from the de-mutualization of an insurance company	$—	$(0.4)	$—	$(1.0)
Loss on early retirement of debt, net	0.6	0.9	40.9	1.6
Non-operating expense, net	$0.6	$0.5	$40.9	$0.6

During the first quarter of 2005, the Company refinanced substantially all of its debt.  In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  For further information, see Notes 2, 6 and 12.

During the second quarter of 2005, the Company prepaid $39.4 million of the term B loan portion of the New Facility.  As a result of the prepayment, the Company recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

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

Note 10 - Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004

Basic net income (loss) per common share:
Net income	$26.2	$8.8	$3.8	$16.9
Deemed preferred dividends and accretion	(2.3)	(3.1)	(4.6)	(6.2)
Net income (loss) available to common stockholders	$23.9	$5.7	$(0.8)	$10.7
Weighted average common shares outstanding	54.5	39.2	54.2	39.0
Basic net income (loss) per common share	$0.44	$0.14	$(0.01)	$0.27

Diluted net income (loss) per common share:
Net income	$26.2	$8.8	$3.8	$16.9
Deemed preferred dividends and accretion	(2.3)	(3.1)	(4.6)	(6.2)
Net income (loss) available to common stockholders	$23.9	$5.7	$(0.8)	$10.7
Plus: Deemed preferred dividends and accretion	2.3	3.1	—	6.2
Net income (loss) available to common stockholders plus assumed conversions	$26.2	$8.8	$(0.8)	$16.9

Weighted average common shares outstanding – Basic	54.5	39.2	54.2	39.0

Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4	—	0.4
Stock options	3.1	1.9	—	2.0
Mandatorily redeemable convertible preferred stock	36.8	49.8	—	49.8
Weighted average common shares outstanding – Dilutive	94.9	91.3	54.2	91.2
Diluted net income (loss) per common share	$0.28	$0.10	$(0.01)	$0.19

Total shares underlying stock options and restricted stock units of approximately 7.7 million were excluded in the computation of diluted net loss per share for the six months ended June 30, 2005, as they were anti-dilutive.  The assumed conversion of the mandatorily redeemable convertible preferred stock (convertible into 36.8 million shares of common stock), was also excluded from the computation of diluted net loss per share for the six months ended June 30, 2005, as it was anti-dilutive.

Shares underlying stock options and restricted stock units of approximately 0.3 million and 4.7 million were excluded from the computation of diluted earnings per share for the second quarters of 2005 and 2004, respectively, as they were anti-dilutive.  For the six months ended June 30, 2004, shares underlying stock options and restricted stock units of approximately 4.4 million were excluded from the computation of diluted earnings per share as they were anti-dilutive.

Note 11 - Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income (loss) for the quarters and six months ended

June 30, 2005 and 2004 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Net income (loss) available to common stockholders	$23.9	$5.7	$(0.8)	$10.7
Currency translation adjustments	(9.9)	(1.4)	(22.9)	(5.7)
Realized gains on sale of assets obtained from de-mutualization of insurance company	—	(0.4)	—	—
Net unrealized losses on financial instruments	(2.2)	(1.7)	(3.2)	(4.0)
Comprehensive income (loss)	$11.8	$2.2	$(26.9)	$1.0

Note 12 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009 into variable interest rates.  The variable interest rates, payable by the Company in connection with the swap agreements, ranged from LIBOR + 6.12% to LIBOR + 6.16% and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005, the designated hedged bonds were called for redemption and the interest rate swap agreements were cancelled resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information, see Notes 2, 6 and 9).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0 million.  The interest rate swap agreements effectively converted $50.0 million of the variable interest rate Term B Loan of the New Facility into fixed interest rates. As a result of these agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on Euro currency borrowings of $30.0 million and $20.0 million, respectively. Interest payments are due January 1, April 1, July 1, and October 1, beginning with July 1, 2005.  The interest rate swap agreements mature on July 1, 2008. For the quarter ended June 30, 2005, hedge ineffectiveness was immaterial. The fair value and carrying amount of the agreement at June 30, 2005 was a liability of $0.1 million.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency and interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of June 30, 2005 was a liability of $2.0 million.  During the second quarters and six months ended June

30, 2005 and 2004, hedge ineffectiveness was immaterial. The change in fair value recognized in “comprehensive loss” was a net reduction of $0.1 million for the quarter ended June 30, 2004, and $0.2 million for both the six months ended June 30, 2005 and 2004, respectively.  There was no change in fair value for the quarter ended June 30, 2005.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pounds at fixed rates on specified dates through December 2006.  The aggregate notional amount of these contracts was $82.1 million and $18.2 million at June 30, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and six months ended June 30, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive loss” was a net reduction of $1.7 million and $1.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $2.4 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2005 and 2004 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Unrealized gains at beginning of period	$0.6	$4.2	$1.3	$6.4
Gains reclassified to net sales	—	(1.5)	(0.4)	(3.4)
Decrease in fair value	(1.7)	(0.1)	(2.0)	(0.4)
Comprehensive income (loss)	$(1.1)	$2.6	$(1.1)	$2.6

Unrealized losses of $1.1 million recorded in “accumulated other comprehensive loss,” net of tax, as of June 30, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling and Euros beginning in the fourth quarter of 2004. The nominal amount of the options was $13.5 million and $10.0 million at June 30, 2005 and December 31, 2004, respectively.  During the second quarter and six months ended June 30, 2005, the change in fair value recognized in “comprehensive loss” was a reduction of $0.5 million and $0.6 million, respectively.

Note 13 – Taxes

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Quarter Ended June 30, 2005			Six Months Ended June 30, 2005
(In millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$21.5	$7.4	$28.9	$(4.3)	$13.9	$9.6
Provision for income taxes	0.1	3.5	3.6	0.3	6.9	7.2
Income before equity in earnings (losses) of affiliated companies	$21.4	$3.9	$25.3	$(4.6)	$7.0	$2.4

	Quarter Ended June 30, 2004			Six Months Ended June 30, 2004
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$4.7	$8.8	$13.5	$9.6	$15.1	$24.7
Provision for income taxes	0.6	4.6	5.2	0.8	7.8	8.6
Income before equity in earnings of affiliated companies	$4.1	$4.2	$8.3	$8.8	$7.3	$16.1

The Company’s tax provision for the quarters and six months ended June 30, 2005 and 2004 was primarily for taxes on European income. The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses). Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires Hexcel to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase the Company’s taxable income through a continuing reduction in expenses and tax planning strategies indicating an ability to realize deferred tax assets. While the performance of the Company’s U.S. operations has improved significantly in recent quarters, the Company has determined that the valuation allowances related to both the U.S. and Belgium deferred tax assets should continue to be maintained until such time as significant positive evidence exists and outweighs the negative evidence in regards to whether or not a valuation allowance is required. Until such time as it reverses the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. and Belgium pre-tax income (losses), respectively.

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

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel’s initial equity ownership interest in this joint venture, which is located in Tianjin, China, was 33.3%.  Revenues of BHA Aero for the twelve months ended June 30, 2005 were $16.0 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the twelve months ended June 30, 2005 were $16.8 million.  As of June 30, 2005, Hexcel had an equity investment balance of $7.6 million and an aggregate receivable balance of $4.1 million related to these joint ventures.

Each of the equity owners of BHA Aero, including the Company, had an obligation as of December 31, 2004 to support a third party loan on a proportionate basis to its equity ownership interest.  The Company met this obligation through an outstanding letter of credit of $11.1 million.  During the first quarter of 2005, BHA Aero and its equity owners (Hexcel, Boeing and AVIC) completed a previously announced re-capitalization of BHA Aero and a refinancing of BHA Aero’s third party loans. In connection with the recapitalization, on January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%.  On January 26, 2005, the refinancing of BHA Aero’s bank debt was completed resulting in a new five year bank term loan agreement supported by a pledge of BHA Aero’s fixed assets and guarantees from Boeing and AVIC.  As part of the refinancing, Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million, and on February 15, 2005, Hexcel’s standby letter of credit of $11.1 million, which supported BHA Aero’s previous bank loan, was terminated.  Hexcel’s reimbursement agreement with Boeing and AVIC relating to its BHA Aero joint venture meets the definition of a guarantee in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  Accordingly, the Company recorded a $0.5 million liability, and a corresponding increase in its investment in BHA Aero based upon the estimated fair value of the guarantee.  Apart from outstanding accounts receivable balances, Hexcel’s investment in these ventures, and Hexcel’s agreement to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites.

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Revenues of TechFab for the twelve months ended June 30, 2005 were $32.3 million.  At June 30, 2005, Hexcel had an equity investment balance in TechFab of $6.4 million.  Hexcel has no other significant exposures to loss with respect to this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the twelve months ended June 30, 2005 were $12.5 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at June 30, 2005.  During the first quarter of 2005, Hexcel entered into a letter of awareness, whereby

Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances.  This contingent obligation meets the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantee.  The liability recorded for the DIC guarantee was $0.2 million and the fair value of the commitment of $0.2 million was expensed.  Hexcel has no other significant exposures to loss with this joint venture.

Note 15 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter and six months ended June 30, 2005, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2004	$5.1
Warranty expense	0.3
Deductions and other	(1.1)
Balance as of March 31, 2005	$4.3
Warranty expense	0.2
Deductions and other	(0.8)
Balance as of June 30, 2005	$3.7

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

Financial information for the Company’s segments for the quarters and six months ended June 30, 2005 and 2004 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

Second Quarter 2005
Net sales to external customers	$77.2	$213.5	$20.6	$—	$311.3
Intersegment sales	33.1	6.0	—	—	39.1
Total sales	110.3	219.5	20.6	—	350.4

Operating income (loss)	11.6	31.4	2.2	(8.3)	36.9
Depreciation	3.5	7.9	0.4	—	11.8
Business consolidation and restructuring expenses	—	0.4	—	—	0.4
Capital expenditures	1.8	7.2	—	0.1	9.1

Second Quarter 2004
Net sales to external customers	$84.9	$169.7	$17.6	$—	$272.2
Intersegment sales	26.9	4.4	—	—	31.3
Total sales	111.8	174.1	17.6	—	303.5

Operating income (loss)	13.0	27.2	0.8	(15.1)	25.9
Depreciation	4.2	8.5	0.5	—	13.2
Business consolidation and restructuring expenses	0.3	0.6	—	—	0.9
Capital expenditures	2.1	4.2	0.1	0.9	7.3

Six Months Ended June 30, 2005
Net sales to external customers	$154.1	$409.2	$38.6	$—	$601.9
Intersegment sales	69.5	12.5	—	—	82.0
Total sales	223.6	421.7	38.6	—	683.9

Operating income (loss)	23.7	59.5	3.3	(16.7)	69.8
Depreciation	7.2	16.0	0.9	—	24.1
Business consolidation and restructuring expenses	—	0.8	—	—	0.8
Capital expenditures	2.3	14.1	—	0.2	16.6

Six Months Ended June 30, 2004
Net sales to external customers	$159.0	$340.8	$35.2	$—	$535.0
Intersegment sales	53.3	9.0	—	—	62.3
Total sales	212.3	349.8	35.2	—	597.3

Operating income (loss)	20.6	49.8	1.3	(22.1)	49.6
Depreciation	8.4	17.1	1.0	—	26.5
Business consolidation and restructuring expenses	0.5	1.0	—	(0.1)	1.4
Capital expenditures	3.6	7.2	0.1	0.9	11.8

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	June 30, 2005	December 31, 2004
Reinforcements	$40.2	$40.4
Composites	19.4	21.8
Structures	16.1	16.1
Goodwill	$75.7	$78.3

Note 17 — Commitments and Contingencies

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

As of June 30, 2005 and December 31, 2004, the Company’s aggregate environmental related accruals were $5.1 million and $4.7 million, respectively.  As of both June 30, 2005 and December 31, 2004, $1.6 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accrual would have been $1.9 and $1.6 million higher at June 30, 2005 and December 31, 2004, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation costs for the second quarter and six months ended June 30, 2005 were $0.7 million and $0.8 million, respectively.  In addition, the Company’s operating costs for the second quarter and six months of 2005 relating to environmental compliance were approximately $1.6 million and $3.2 million, respectively.  Capital expenditures for environmental matters approximated $0.4 million and $0.6 million for the second quarter and six months ended June 30, 2005, respectively.

Legal Proceedings

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

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, against a number of carbon fiber and carbon fiber prepreg manufacturers, including the Company, alleging antitrust violations based on price fixing and market allocation in the marketing of carbon fiber and carbon fiber prepreg products in the United States (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.) (the “HST” action)). The Company has entered into statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.

The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The California cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The California cases are Lazio v. Amoco Polymers Inc., et. al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et. al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et. al., filed October 4, 2001; Elisa Langsam v. Newport Adhesives and Composites, Inc, et. al., filed October 4, 2001; Jubal Delong et. al. v. Amoco Polymers, Inc. et. al., filed October 26, 2001; and Louis V. Ambrosio v. Amoco Polymers, Inc. et. al., filed October 25, 2001. The Massachusetts case is Ostroff v. Newport Adhesives and Composites, Inc. et. al., filed June 7, 2002 in the Superior Court Department of the Trial Court of Middlesex, Massachusetts, Civil Action No. 02-2385. The Company has agreed to settle all such suits for nonmaterial amounts subject to formal documentation and court formalities.

Also as previously reported, certain executives of Horizon Sports Technologies, Inc. in 1999 filed as relators on behalf of the U.S. Government, under seal, a qui tam action alleging that certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent as a result of the antitrust conspiracy alleged in the HST case (United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.) (the “Beck” action)). The case was unsealed and served on the defendants in 2002 when the Department of Justice advised the HST executives who acted as relators that it would not intervene in the case based on the information available at that time, and the case was transferred to the Central District of California in 2005. As a result, the relators are pursuing the qui tam action on behalf of the U.S. and will receive a portion of any recoveries from the defendants approved by the U.S. and the court.

HST and the relators in the Beck case are represented by the same counsel. A trial date for the HST action has been set for February 2006. Discovery in Beck is on-going and a trial date has been set for May 2007. The Company has had recent discussions with counsel for HST and the relators regarding settlement of both actions, but no agreement has been reached. Based on public court filings in May 2005, a defendant in both the HST and Beck actions, Toho Tenax Industries (including affiliated companies), has settled the Beck action for $9.75 million, subject to receiving a refund of part of that amount if certain defendants, namely, Toray Industries Ltd. and Mitsubishi Rayon Corporation (including their respective affiliated companies), were to settle the Beck case for less than $9.75 million. Toho Tenax also entered into a confidential settlement of the HST action, which the Company believes was in the amount of $2.25 million. Subsequent to the settlement by Toho Tenax and based on public court filings in July 2005, Mitsubishi Rayon Corporation (including affiliated companies) also has settled the Beck action for $10 million, subject to receiving a refund of part of that amount if Toray Industries Ltd. (including affiliated companies) were to settle the Beck case for less than $10 million. Mitsubishi Rayon also entered into a confidential settlement of the HST action, the amount of which is not known to the Company. The Company believes that two other defendants have recently agreed to settle the HST and Beck actions for undisclosed amounts subject, in the case of the Beck settlements, to approval by the U.S. Government, at which time the Beck settlement amounts will be publicly disclosed. Those settlements would also be subject to court approval. Finally, the Company believes that another defendant in the HST action, which is not a party to the Beck action, has entered into a confidential settlement of the HST action for an amount unknown to the Company. The Company cannot currently estimate the liability, if any, it may have upon the resolution of the HST and Beck cases, but continues to evaluate settlement potential in light of the costs of defense, the risk of an adverse outcome after trial, and the attendant distraction of management.

Guarantees

During the first quarter of 2005, Hexcel entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  In addition, during the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations in the event of default.  Both of these contingent obligations meet the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantees.  The liabilities recorded for the BHA Aero and DIC guarantees were $0.5 million and $0.2 million, respectively.  For further information, see Note 14.

Note 18 – Subsequent Event

Secondary Offering of Common Stock and Conversion of Mandatorily

Redeemable Convertible Preferred Stock

On August 9, 2005, certain stockholders of the Company completed a secondary offering of 14,500,000 shares of Hexcel’s common stock.  Of the total common shares offered, 11,075,160 common shares were obtained upon the conversion of 24,007 shares of Series A and 47,125 shares of series B mandatorily redeemable convertible preferred stock.  Common shares offered included 8,098,002 shares offered by affiliates of the Goldman Sachs Group, Inc., and 6,401,998 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  An additional 2,174,665 common shares may be sold if the underwriters exercise their over-allotment option in full within thirty days. The additional shares would be offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. The Company received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company will record two non-recurring charges during the third quarter of 2005.  Assuming that the underwriters do not exercise their option to purchase additional shares, a non-cash charge of $8.8 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock will be recorded.  The charge represents the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities.  This charge will be included in deemed preferred dividends and accretion in the condensed consolidated statements of operations.  In addition, the Company will record transaction costs of approximately $1.0 million related to the secondary offering.  The $1.0 million of transaction costs will be included in selling, general and administrative expenses in the condensed consolidated statements of operations.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Second Quarter Results

	Quarter Ended June 30,
	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$311.3	$272.2
Gross margin %	22.7%	22.6%
Operating income	$36.9	$25.9
Operating income %	11.9%	9.5%
Non-operating expense, net	$0.6	$0.5
Provision for income taxes	$3.6	$5.2
Equity in earnings of affiliated companies	$0.9	$0.5
Net income	$26.2	$8.8
Deemed preferred dividends and accretion	$(2.3)	$(3.1)
Net income available to common stockholders	$23.9	$5.7
Diluted net income per common share	$0.28	$0.10

Results of Operations

Net Sales:  Net sales of $311.3 million for the second quarter of 2005 were $39.1 million, or 14.4%, higher than the $272.2 million of net sales for the second quarter of 2004.  The increase was driven by growth in three of the four major market segments along with the impact from changes in foreign currency exchange rates. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the second quarter of 2005 as in the second quarter of 2004, net sales for the second quarter of 2005 would have been $307.4 million, $35.2 million, or 12.9%, higher than the second quarter of 2004.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2005 and 2004, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Second Quarter 2005
Reinforcements	$18.5	$43.3	$—	$15.4	$77.2
Composites	108.2	54.9	50.4	—	213.5
Structures	17.2	—	3.4	—	20.6
Total	$143.9	$98.2	$53.8	$15.4	$311.3
	46%	32%	17%	5%	100%

Second Quarter 2004
Reinforcements	$15.9	$53.5	$—	$15.5	$84.9
Composites	83.6	39.1	47.0	—	169.7
Structures	15.1	—	2.5	—	17.6
Total	$114.6	$92.6	$49.5	$15.5	$272.2
	42%	34%	18%	6%	100%

Commercial Aerospace: Net sales increased $29.3 million, or 25.6%, to $143.9 million for the second quarter of 2005, as compared to net sales of $114.6 million for the second quarter of 2004.  Computed using the same exchange rates as applied in the second quarter of 2004, total sales to commercial aerospace applications would have increased by $28.2 million, or 24.6%, compared to the second quarter of 2004.  Net sales by each of the Company’s business segments increased when compared with the second quarter of 2004 with sales by the Composites business segment having the greatest increase at

29.4%.  The overall year over year improvement is driven by higher aircraft build rates by Boeing and Airbus as they increase the number of aircraft they manufacture and deliver in 2005.  As Hexcel delivers its products on average six months in advance of actual aircraft deliveries, the Company first saw the benefits of these production increases last summer and they continued to be evident this quarter.  The Company has also benefited during the second quarter of 2005 from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials.

Industrial: Net sales of $98.2 million for the second quarter of 2005 were $5.6 million or 6.0% higher than net sales of $92.6 million for the same quarter of 2004.  Computed using the same foreign currency exchange rates as applied in the second quarter of 2004, sales to this market segment increased 4.0% year-on-year to $96.3 million.  Sales of composite products to wind energy applications increased significantly this quarter compared to the second quarter of 2004 and led the overall growth of the industrial market segment reflecting the underlying growth in global wind turbine installations and share gains the Company made in 2004.

Demand for the Company’s reinforcement fabrics used in ballistics applications remains robust, but was lower than the second quarter of 2004 when the Company had record ballistics sales.  Sales to Second Chance Body Armor, Inc., (“Second Chance”) for the second quarter of 2005 were significantly lower compared to 2004, corresponding to lower levels of business at Second Chance during their reorganization under Chapter 11 of the U.S. Bankruptcy Code.

With the growth in aerospace demand, availability of carbon fiber for non-aerospace applications remained tight in the quarter, constraining revenues the Company obtained from recreational and certain industrial applications.  All major carbon fiber suppliers have announced expansion plans which should benefit availability in the medium term.  As a result of limited carbon fiber availability and other factors, constant currency revenues from industrial applications excluding wind energy and ballistics were about 4% lower than in the second quarter of 2004.

Space & Defense: Net sales to this market for the second quarter of 2005 were $53.8 million, an increase of $4.3 million, or 8.7%, when compared to the second quarter of 2004.  On a constant foreign currency basis, computed using the same foreign currency exchange rates as applied in the second quarter of 2004, net sales to this market of $53.1 million were up $3.6 million, or 7.3%, year-on-year.  The Company’s revenues from military and space programs tend to vary from quarter to quarter more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $15.4 million for the second quarter of 2005 were $0.1 million, or 0.1%, lower than the net sales of $15.5 million for the second quarter of 2004.  If adjusted for the $0.2 million favorable impact of exchange rates, revenues to this market would have been $15.2 million in the second quarter of 2005, a decrease of 1.9% over the same period a year ago.

Gross Margin:  Gross margin for the second quarter of 2005 was $70.6 million, or 22.7% of net sales, compared with $61.5 million, or 22.6% of net sales, for the same period last year.  The 14.8% increase in gross margin compared to the same period in 2004 reflects the contribution from 14.4% higher net sales.   The benefit the Company derived from the mix of sales in the quarter and the continuing benefits obtained from the Company’s cost reduction programs were partially offset, among other items, by changes in foreign exchange rates, net of the benefit of hedging, and increases in raw material costs and higher labor and freight costs as the Company ramps up production activities.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were $28.2 million for both the second quarter of 2005 and 2004.  SG&A expenses were 9.1% of net sales in the second quarter of 2005 compared to 10.4% of net sales in the second quarter of 2004. Included in SG&A expenses in the second quarter of 2005 was a $0.6 million bad debt provision against the remainder of the Company’s accounts receivable from Second Chance, a ballistics customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2004.

Research and Technology Expenses (“R&T”):  R&T expenses for the second quarter of 2005 were $6.0 million, or 1.9% of net sales, compared with $5.0 million, or 1.8% of net sales, for the second quarter of 2004.  The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities.

Other Income (Expense), Net:  Other income, net was $0.9 million for the second quarter of 2005 as the Company recognized a $1.4 million gain on the sale of surplus land at one of its U.S. facilities and recorded an estimated accrual of $0.5 million in connection with the ongoing carbon fiber legal matters previously disclosed.

In the second quarter of 2004, other expense, net was $1.5 million as the Company recorded an estimated accrual of $5.5 million in connection with the ongoing carbon fiber legal matters previously disclosed, and recognized a $4.0 million gain on the sale of surplus land at one of its facilities.

Operating Income:  Operating income was $36.9 million, or 11.9% of net sales, in the second quarter of 2005, compared with $25.9 million, or 9.5% of net sales, in the second quarter of 2004.  The year-over-year increase in operating income of $11.0 million, or 42.5% was driven by higher net sales and gross margin during the quarter, and reflects the positive impact of the Company’s ongoing cost containment initiatives. Business consolidation and restructuring expenses of $0.4 million in the second quarter of 2005 were lower compared to the $0.9 million of expenses in the second quarter of 2004.

Non-Operating Expense, Net:  Non-operating expense, net was $0.6 million for the second quarter of 2005.  During the quarter, the Company prepaid $39.4 million of the term B loan portion of the New Facility.  As a result of the prepayment, the Company recorded a $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

In the second quarter of 2004, non-operating expense, net was $0.5 million as the Company recognized a $0.9 million loss on the early retirement of debt partially offset by a $0.4 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

Interest Expense:  Interest expense was $7.4 million for the second quarter of 2005, compared to $11.9 million for the second quarter of 2004.  The reduction in interest expense reflects the benefits of lower interest rates resulting from the Company’s first quarter 2005 refinancing. The Company expects this trend to continue for the next three quarters with interest expense being approximately $4 million lower each quarter than it was in the same quarter of the preceding year.

Provision for Income Taxes:  The provisions for income taxes of $3.6 million and $5.2 million in the second quarters of 2005 and 2004, respectively, were primarily for taxes on European income. The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, the Company needs to evidence sustained performance in its reported results before it can conclude to reverse its valuation allowance.  Until such time as it reverses some or all of the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. and Belgian pre-tax income (losses), respectively.

Following such a reversal, the Company will start to reflect a provision on its U.S pretax income (losses).  For further information see Note 13 to the accompanying condensed consolidated financial statements.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the second quarter of 2005 was $0.9 million, compared to $0.5 million in the second quarter of 2004.  The year-over-year increase was derived from equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in the U.S., and a reduction in equity losses at the Structures business segment’s joint ventures in China and Malaysia as they benefit from increased commercial aircraft production and the transfer of additional component manufacturing work.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 14 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the second quarters of 2005 and 2004, the Company recognized deemed preferred dividends and accretion of $2.3 million and $3.1 million, respectively.  The year-over-year reduction in deemed preferred dividends and accretion reflects the benefit from the conversion of a portion of the mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004.

Year-to-Date Results

	Six Months Ended June 30,
	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$601.9	$535.0
Gross margin %	22.7%	21.7%
Operating income	$69.8	$49.6
Operating income %	11.6%	9.3%
Non-operating expense, net	$40.9	$0.6
Provision for income taxes	$7.2	$8.6
Equity in earnings of affiliated companies	$1.4	$0.8
Net income	$3.8	$16.9
Deemed preferred dividends and accretion	$(4.6)	$(6.2)
Net income (loss) available to common stockholders	$(0.8)	$10.7
Diluted net income (loss) per common share	$(0.01)	$0.19

Results of Operations

Net Sales:  Net sales for the first half of 2005 were $601.9 million, an increase of $66.9 million or 12.5%, when compared to the first half of 2004 net sales of $535.0 million.  The increase was driven by growth in all four of the Company’s major market segments along with the impact from changes in foreign currency exchange rates. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first half of 2005 as in the first half of 2004, net sales for the first six months of 2005 would have been $593.6 million, $58.6 million, or 11.0%, higher than the first six months of 2004.

The following table summarizes net sales to third-party customers by segment and end market for the six months ended June 30, 2005 and 2004, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Half 2005
Reinforcements	$35.8	$86.1	$—	$32.2	$154.1
Composites	206.5	105.5	97.2	—	409.2
Structures	32.8	—	5.8	—	38.6
Total	$275.1	$191.6	$103.0	$32.2	$601.9
	46%	32%	17%	5%	100%

First Half 2004
Reinforcements	$30.8	$96.9	$—	$31.3	$159.0
Composites	164.1	80.6	96.1	—	340.8
Structures	30.2	—	5.0	—	35.2
Total	$225.1	$177.5	$101.1	$31.3	$535.0
	42%	33%	19%	6%	100%

Commercial Aerospace: Net sales increased $50.0 million, or 22.2%, to $275.1 million for the first half of 2005, as compared to net sales of $225.1 million for the first half of 2004.  Computed using the same exchange rates as applied in the first half of 2004, total sales to commercial aerospace applications would have increased by $47.7 million, or 21.2%, compared to the first half of 2004.  Net sales by each of the Company’s business segments increased when compared with the first half of 2004 with sales by the Composites business segment having the greatest increase at 25.8%.  The overall year over year improvement is driven by higher aircraft build rates by Boeing and Airbus as they increase the number of aircraft they manufacture and deliver in 2005.  As Hexcel delivers its products on average six months in advance of actual aircraft deliveries, the Company first saw the benefits of these production increases last summer and they continued to be evident this year.

Industrial: Net sales of $191.6 million for the first half of 2005 were $14.1 million or 7.9% higher than the net sales of $177.5 million for the first half of 2004.  Computed using the same exchange rates as applied in the first half of 2004, sales to this market increased 5.6% year-on-year to $187.5 million.  Sales of composite products to wind energy applications increased significantly over the first half of 2004 and led the overall growth of the industrial market segment reflecting both the underlying growth in global wind turbine installations and share gains the Company made in 2004.

Demand for the Company’s reinforcement fabrics used in ballistics applications remains robust, but was lower than the first half of 2004. As noted above, sales to Second Chance were significantly lower during the first half of 2005 when compared to 2004.

With the growth in aerospace demand, availability of carbon fiber for recreational and certain industrial applications tightened compared to the same period in 2004, constraining revenues the Company obtained from recreational and certain industrial applications.  All major carbon fiber suppliers have announced expansion plans which should benefit availability in the medium term.  As a result of limited carbon fiber availability, and other factors, constant currency revenues from industrial applications excluding wind energy and ballistics were about 3% lower than in the first half of 2004.

Space & Defense: Net sales to this market for the first half of 2005 were $103.0 million, an increase of $1.9 million, or 1.9%, when compared to the first half of 2004.  On a constant foreign currency basis, net sales to this market of $101.5 million increased $0.4 million, or 0.4%, year-on-year.  The Comanche program terminated in March of 2004.  As a result, sales to Comanche were $3.7 million lower during the first half of 2005 compared to the same period last year. Excluding these sales, first half 2005 revenues to this market were up 4.2% in constant currency over the same period of last year.  The Company’s revenues from military and space programs tend to vary from period to period more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $32.2 million for the first half of 2005 were $0.9 million, or 2.9%, higher than the net sales of $31.3 million for the first half of 2004.  If adjusted for the $0.4 million favorable impact of exchange rates, revenues to this market would have been $31.8 million in the first half of 2005, an increase of 1.6% over the same period a year ago.

Gross Margin:  Gross margin for the first six months of 2005 was $136.4 million, or 22.7% of net sales, compared with $116.1 million, or 21.7% of net sales, for the same period last year.  The 17.5% increase in gross margin compared to the same period in 2004 reflects the contribution from 12.5% higher net sales. The benefit the Company derived from the mix of those sales and the continuing benefits obtained from the Company’s cost reduction programs were partially offset, among other items, by changes in foreign exchange rates, net of the benefit of hedging, and increases in raw material costs and higher labor and freight costs as the Company ramps up production activities.

Selling, General and Administrative Expenses:  SG&A expenses of $54.8 million for the first half of 2005 were $1.1 million higher than the first half of 2004.  SG&A expenses were 9.1% of net sales in the first half of 2005 compared to 10.0% of net sales in the first half of 2004. Included in SG&A expenses in the first half of 2005 was a $0.6 million bad debt provision against the remainder of the Company’s accounts receivable from Second Chance, a ballistics customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2004.

Research and Technology Expenses:  R&T expenses for the first half of 2005 were $11.7 million, or 1.9% of net sales, compared with $9.9 million, or 1.9% of net sales, for the first half of 2004.  The year-over-year increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities, and the impact of changes in foreign currency exchange rates.

Other Income (Expense), Net:  Other income, net was $0.7 million for the first six months of 2005 as the Company recognized a $1.4 million gain on the sale of surplus land at one of its U.S. facilities and recorded estimated accruals of $0.7 million in connection with the ongoing carbon fiber legal matters previously disclosed.

In the first six months of 2004, other expense, net was $1.5 million as the Company recorded an estimated accrual of $5.5 million in connection with the ongoing carbon fiber legal matters previously disclosed, and recognized a $4.0 million gain on the sale of surplus land at one of its U.S. facilities.

Operating Income:  Operating income was $69.8 million, or 11.6% of net sales, in the first half of 2005, compared with $49.6 million, or 9.3% of net sales, in the first half of 2004.  The year-over-year increase in operating income was driven by higher net sales and gross margin, and reflects the positive impact of the Company’s ongoing cost containment initiatives.  Business consolidation and restructuring expenses of $0.8 million in the first half of 2005 were down compared to the $1.4 million of expenses in the first half of 2004.

Non-Operating Expense, Net:  During the first six months of 2005, non-operating expense, net was $40.9 million. During the first quarter of 2005 and in connection with the refinancing of its debt, the Company recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements. During the second quarter and as a result of a $39.4 million prepayment on the term loan portion of the New Facility, the Company recorded a $0.6 million loss on early retirement of debt for the accelerated write-off of related deferred financing costs.

During the first six months of 2004, non-operating expense, net was $0.6 million, as the Company recognized a $1.6 million loss on the early retirement of debt partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

Interest Expense:  Interest expense was $19.3 million for the first half of 2005, compared to $24.3 million for the first half of 2004.  The decrease in interest expense primarily reflects the benefit of lower interest rates resulting from the first quarter 2005 refinancing of the Company’s debt. Included in interest expense in the first six months of 2005 was an additional expense of $1.0 million, net of interest income, due to the lag between the issuance on February 1, 2005 of the 6.75% senior subordinated notes due 2015 and the partial redemption of the 9.75% senior subordinated notes on March 3, 2005.

Provision for Income Taxes:  The provisions for income taxes of $7.2 million and $8.6 million for the first six months of 2005 and 2004, respectively, were primarily for taxes on European income.  The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, the Company needs to evidence sustained performance in its reported results before it can conclude to reverse its valuation allowance.  Until such time as it reverses some or all of the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. and Belgium pre-tax income (losses), respectively.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first six months of 2005 was $1.4 million, compared to $0.8 million for the first six months of 2004.  The year-over-year increase was derived from equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in the U.S., and a reduction in equity losses at the Structures business segment’s joint ventures in China and Malaysia as they benefit from increased commercial aircraft production and the transfer of additional component manufacturing work.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 14 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first six months of 2005 and 2004, the Company recognized deemed preferred dividends and accretion of $4.6 million and $6.2 million, respectively.  The year-over-year reduction in deemed preferred dividends and accretion reflects the benefit from the conversion of a portion of the mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of June 30, 2005 and December 31, 2004, and activity for the quarter and six months ended June 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Current period expenses	0.2	0.2	0.4
Cash expenditures	(0.5)	(0.3)	(0.8)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2005	$2.9	$0.9	$3.8
Current period expenses	0.2	0.2	0.4
Cash expenditures	—	(0.3)	(0.3)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2005	$3.0	$0.8	$3.8

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter and six months ended June 30, 2005, the Company recognized $0.2 million and $0.4 million of expense, respectively, for employee severance based on the remaining employee service periods.  In addition, during the second quarter of 2005, the Company recognized $0.1 million of costs related to this program for equipment relocation and re-qualification costs that are expensed as incurred. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.  There were cash expenditures of $0.1 million for this program during the first six months of 2005, and the accrued liability balance was $1.2 million as of June 30, 2005.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook for build rate reductions in commercial aircraft production and due to depressed business conditions in the electronics market.  For the quarter and six months ended June 30, 2005, the Company recognized business consolidation and restructuring expenses of $0.1 million and $0.3 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  Cash expenditures for this program were $1.0 million during the first six months of 2005, leaving an accrued liability balance of $2.6 million as of June 30, 2005.

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

As of June 30, 2005, the Company had cash and cash equivalents of $18.5 million.  Aggregate borrowings as of June 30, 2005 under the New Facility were $220.0 million, consisting of $185.0 million of term loans and $35.0 million of revolver loans.  The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2005, the Company had issued letters of credit under the New Facility totaling $8.7 million.  Undrawn availability under the New Facility was $81.3 million as of June 30, 2005.

In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of June 30, 2005, the Company did not have any outstanding accounts receivable factored under this facility.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of June 30, 2005, the Company’s total debt, net of cash, was $434.8 million, an increase of $60.6 million from $374.2 million as of December 31, 2004.  The increase in net debt during the first six months of 2005 reflected primarily the impact of cash costs of $42.2 million incurred by the Company in the first half of 2005 in implementing its debt refinancing, and the recapitalization of BHA Aero (the Company’s Chinese joint venture) with a cash equity investment of $7.5 million.  Total debt, net of cash declined $22.0 million during the second quarter of 2005.

For further information, see Notes 2 and 6 to the accompanying condensed consolidated financial statements.

Operating Activities:  Net cash used for operating activities was $3.5 million in the first half of 2005, as compared to net cash provided by operating activities of $20.9 million in the first half of 2004. The year-over year increase in net cash used by operations reflects the increase in working capital in support of the growth in the Company’s markets, primarily in commercial aerospace, and the payment in the first quarter of 2005 of $7.0 million related to the settlement of the carbon fiber federal case action suit accrued for in 2004.

Investing Activities:  Net cash used for investing activities was $21.6 million in the first half of 2005 compared with $3.8 million used in the first half of 2004.  During the first quarter of 2005, the Company made a $7.5 million equity investment in its BHA Aero joint venture located in Tianjin, China, increasing its equity ownership position in the joint venture from 33.33% to 40.48%.  Capital expenditures were $16.6 million for the first half of 2005 compared to $11.8 million in the same period last year.  With growing demand, particularly from our commercial aerospace customers, we are expanding manufacturing capacity for certain of our product lines including carbon fiber and prepeg.  In February 2005, we announced a project to increase our carbon fiber manufacturing capacity by approximately 40% to meet our customer requirements.  This investment was to be completed over a three year period.  In light of the increasing rate of growth in our customers’ requirements, we now plan to increase current capacity by approximately 50% and to accelerate the completion of the project.  As a result, it is anticipated that the project will require an investment of approximately $100.0 million and that our overall capital expenditures will be approximately $65.0 million in 2005 and $100.0 million in 2006.

Financing Activities:  Net cash used for financing activities was $16.8 million in the first half of 2005 compared with $14.4 million in the first half of 2004. During the first six months of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of June 30, 2005 under the New Facility were $220.0 million, consisting of $185.0 million of term loans and $35.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  Proceeds from the New Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due

2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $42.2 million of cash transaction costs related to the refinancing.

Net cash used for financing activities was $14.4 million in the first half of 2004.  Although borrowings under the Senior Secured Credit Facility increased by $7.8 million during the first half of 2004, the Company utilized excess cash to repurchase at a premium $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009, and to repay other long-term debt and capital lease obligations of $1.2 million.

Financial Obligations and Commitments:  As of June 30, 2005, current maturities of notes payable and capital lease obligations were $5.4 million.  With the benefit of the Company’s debt refinancing in the first quarter of 2005, the Company’s next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $1.7 million to $4.6 million prior to 2010.  Short-term debt obligations consist of $4.6 million of drawings under European credit and overdraft facilities.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the senior secured credit facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2005, the Company had issued letters of credit under the New Facility totaling $8.7 million.  Undrawn availability under the New Facility was $81.3 million as of June 30, 2005.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  For further information, see Notes 2, 6 and 9.

During the first quarter of 2005, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $9.8 million as of June 30, 2005. Approximately $8.7 million of these letters of credit were issued under the revolving credit portion of the New Facility. The standby letters of credit related to the New Facility, issued on behalf of the Company and expiring under their terms in 2005 and 2006, will likely be re-issued.

During the first quarter of 2005, Hexcel entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  In addition, during the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay under certain circumstances Dainippon Ink and Chemicals, Inc, a proportionate share, up to $1.8 million with respect to DIC-Hexcel Ltd’s new debt obligations.

As of June 30, 2005, Hexcel has outstanding 101,084 shares of a series A convertible preferred stock and 47,125 shares of a series B convertible preferred stock, which are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and under certain circumstances must be redeemed for cash.  Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  The series B preferred stock does not accrue dividends.  With respect to any dividend that the Company elects to pay by adding the amount of such dividend to the accrued value, if the payment date for such dividend is after a “dividend termination event” has occurred, a holder of series A preferred stock will not receive such dividend if either (i) such holder elects to convert its preferred stock into common stock at any time, or (ii) such holder’s series A preferred stock is automatically converted into common stock as a result of a “mandatory conversion event.”  A “dividend termination event” means that the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $6.00 per share.  Both the series A preferred stock and series B preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share (a “mandatory conversion event”).

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of June 30, 2005, for the remaining six months of 2005, for the years ended 2006 through 2009 and thereafter:

(In millions)	Remaining Six Months of 2005	2006	2007	2008	2009	Thereafter	Total
Senior secured credit facility – revolver due 2010	$—	$—	$—	$—	$—	$35.0	$35.0
Senior secured credit facility – term B loan due 2012	—	1.4	1.9	1.9	1.9	177.9	185.0
European credit and overdraft facilities	4.6	—	—	—	—	—	4.6
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	—	0.3	0.3	0.4	0.4	2.3	3.7
Subtotal	4.6	1.7	2.2	2.3	2.3	440.2	453.3
Operating leases	4.3	5.1	3.5	2.4	1.8	6.8	23.9
Total financial obligations	$8.9	$6.8	$5.7	$4.7	$4.1	$447.0	$477.2

Letters of credit	$9.8	$—	$—	$—	$—	$—	$9.8
Interest payments	13.6	27.0	26.9	26.8	26.7	106.1	227.1
Benefit plan contributions	2.8	—	—	—	—	—	2.8
Other commitments	7.9	—	—	—	—	—	7.9
Total commitments	$34.4	$27.0	$26.9	$26.8	$26.7	$106.1	$247.6

The Company’s ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness, including its public notes, or to fund planned capital expenditures, will depend on its future performance and conditions in the financial markets.  The Company’s future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  The Company has significant leverage and there can be no assurance that the Company will generate sufficient cash flow from its operations, or that sufficient future borrowings will be available under the New Facility, to enable the Company to service its indebtedness, including its public notes, or to fund its other liquidity needs. However, the Company believes that the availability under its senior credit facilities and its other financial resources will be adequate to fund its ongoing business operations for the foreseeable future.

For further information regarding the Company’s financial resources, obligations and commitments, see Notes 2, 7 and 17 to the accompanying condensed consolidated financial statements and Notes 2, 8, 9, 10 and 17 to the consolidated financial statements of the 2004 Annual Report on Form 10-K.

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

Such forward-looking statements include, but are not limited to: (a) expectations as to the availability of carbon fiber for non-aerospace applications; (b) expectations as to the impact of increasing prices of raw materials and utilities used in the manufacture of its products; (c) expectations regarding the Company’s equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (d) expectations regarding working capital trends and capital expenditures; (e) the availability and sufficiency under the Company’s senior credit facilities and other financial resources to fund the Company’s worldwide operations in 2005 and beyond; and (f) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

Interest Rate

The Company’s financial results are affected by interest rate changes on certain of its debt instruments.  As a result of the refinancing completed during the first quarter, the Company increased the proportion of its total debt funded with floating interest rate bank debt.  The Company’s ratio of floating debt to total debt increased from approximately 23% as of December 31, 2004 to approximately 49% as of June 30, 2005, excluding the effects of any interest rate swap agreements.  In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.  In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0, effectively converting a portion of the variable rate term loan of the New Facility into fixed rate debt.  As a result, the Company’s ratio of floating to total debt as of June 30, 2005 is approximately 38%.

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and was reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005 the designated hedged bonds were called for redemption, and the interest rate swap agreements were cancelled, resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information see Notes 2, 6 and 9 to the condensed consolidated financial statements).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0 million in order to reach its desired proportion of variable and fixed interest rate debt.  The interest rate swap agreements effectively converted $50.0 million of the variable interest rate term loans under the New Facility into fixed interest rate loans.  As a result of these agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on Euro currency borrowings of $30.0 million and $20.0 million, respectively. Interest payments are due January 1, April 1, July 1, and October 1, beginning with July 1, 2005.  The interest rate swaps mature on July 1, 2008.  For the quarter ended June 30, 2005, hedge ineffectiveness was immaterial.  The total fair value and carrying amounts related to the interest rate swap agreements at June 30, 2005 was a liability of $0.1 million.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency and interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this interest rate swap agreement as of June 30, 2005 was a liability of $2.0 million.  During the second quarters and six months ended June 30, 2005 and 2004, hedge ineffectiveness was immaterial. The change in fair value recognized in “comprehensive loss” was a net reduction of $0.1 million for the quarter ended June 30, 2004, and $0.2 million for both the six months ended June 30, 2005 and 2004, respectively.  There was no change in fair value for the quarter ended June 30, 2005.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 45% of its 2004 consolidated net sales.  The Company’s European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  The Company also conducts business or has joint venture investments in Japan, China and Malaysia, and sells products to customers throughout the world.  A significant portion of the Company’s transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the Company’s exposure to short-term currency fluctuations involving these countries.  However, the value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pounds at fixed rates on specified dates through December 2006.  The aggregate notional amount of these contracts was $82.1 million and $18.2 million at June 30, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and six months ended June 30, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive loss” was a net reduction of $1.7 million and $1.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $2.4 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2005 and 2004 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Unrealized gains at beginning of period	$0.6	$4.2	$1.3	$6.4
Gains reclassified to net sales	—	(1.5)	(0.4)	(3.4)
Decrease in fair value	(1.7)	(0.1)	(2.0)	(0.4)
Comprehensive income (loss)	$(1.1)	$2.6	$(1.1)	$2.6

Unrealized losses of $1.1 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of June 30, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling and Euros beginning in the fourth quarter of 2004.  The nominal amount of the options was $13.5 million and $10.0 million at June 30, 2005 and December 31, 2004, respectively.  During the quarter and for six months ended June 30, 2005, the change in fair value recognized in “comprehensive loss” was a reduction of $0.5 and $0.6 million, respectively.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.  The evaluation did not result in the identification of any changes in the Company’s internal control over financial reporting that occurred during the quarter and six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.  Legal Proceedings.

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

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, one, Horizon Sports Technologies, Inc., has filed a case on its own behalf, against a number of carbon fiber and carbon fiber prepreg manufacturers, including the Company, alleging antitrust violations based on price fixing and market allocation in the marketing of carbon fiber and carbon fiber prepreg products in the United States (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.) (the “HST” action)). The Company has entered into statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.

The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The California cases have been ordered to be coordinated in the Superior Court for the County of San Francisco and are currently referred to as Carbon Fibers Cases I, II and III, Judicial Council Coordinator Proceeding Numbers 4212, 4216 and 4222. The California cases are Lazio v. Amoco Polymers Inc., et. al., filed August 21, 2000; Proiette v. Newport Adhesives and Composite, Inc. et. al., filed September 12, 2001; Simon v. Newport Adhesives and Composite, Inc. et. al., filed September 21, 2001; Badal v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Yolles v. Newport Adhesives and Composite, Inc. et. al., filed September 26, 2001; Regier v. Newport Adhesives and Composite, Inc. et. al., filed October 2, 2001; and Connolly v. Newport Adhesives and Composite, Inc. et. al., filed October 4, 2001; Elisa Langsam v. Newport Adhesives and Composites, Inc, et. al., filed October 4, 2001; Jubal Delong et. al. v. Amoco Polymers, Inc. et. al., filed October 26, 2001; and Louis V. Ambrosio v. Amoco Polymers, Inc. et. al., filed October 25, 2001. The Massachusetts case is Ostroff v. Newport Adhesives and Composites, Inc. et. al., filed June 7, 2002 in the Superior Court Department of the Trial Court of Middlesex, Massachusetts, Civil Action No. 02-2385. The Company has agreed to settle all such suits for nonmaterial amounts subject to formal documentation and court formalities.

Also as previously reported, certain executives of Horizon Sports Technologies, Inc. in 1999 filed as relators on behalf of the U.S. Government, under seal, a qui tam action alleging that certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent as a result of the antitrust conspiracy alleged in the HST case

(United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.) (the “Beck” action)). The case was unsealed and served on the defendants in 2002 when the Department of Justice advised the HST executives who acted as relators that it would not intervene in the case based on the information available at that time, and the case was transferred to the Central District of California in 2005. As a result, the relators are pursuing the qui tam action on behalf of the U.S. and will receive a portion of any recoveries from the defendants approved by the U.S. and the court.

HST and the relators in the Beck case are represented by the same counsel. A trial date for the HST action has been set for February 2006. Discovery in Beck is on-going and a trial date has been set for May 2007. The Company has had recent discussions with counsel for HST and the relators regarding settlement of both actions, but no agreement has been reached. Based on public court filings in May 2005, a defendant in both the HST and Beck actions, Toho Tenax Industries (including affiliated companies), has settled the Beck action for $9.75 million, subject to receiving a refund of part of that amount if certain defendants, namely, Toray Industries Ltd. and Mitsubishi Rayon Corporation (including their respective affiliated companies), were to settle the Beck case for less than $9.75 million. Toho Tenax also entered into a confidential settlement of the HST action, which the Company believes was in the amount of $2.25 million. Subsequent to the settlement by Toho Tenax and based on public court filings in July 2005, Mitsubishi Rayon Corporation (including affiliated companies) also has settled the Beck action for $10 million, subject to receiving a refund of part of that amount if Toray Industries Ltd. (including affiliated companies) were to settle the Beck case for less than $10 million. Mitsubishi Rayon also entered into a confidential settlement of the HST action, the amount of which is not known to the Company. The Company believes that two other defendants have recently agreed to settle the HST and Beck actions for undisclosed amounts subject, in the case of the Beck settlements, to approval by the U.S. Government, at which time the Beck settlement amounts will be publicly disclosed. Those settlements would also be subject to court approval. Finally, the Company believes that another defendant in the HST action, which is not a party to the Beck action, has entered into a confidential settlement of the HST action for an amount unknown to the Company. The Company cannot currently estimate the liability, if any, it may have upon the resolution of the HST and Beck cases, but continues to evaluate settlement potential in light of the costs of defense, the risk of an adverse outcome after trial, and the attendant distraction of management.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 19, 2005 (the “Meeting”) in Stamford, Connecticut. Stockholders holding shares of Hexcel common stock and Hexcel preferred stock representing, in the aggregate, 91,054,313 votes were present at the Meeting, either in person or by proxy, constituting a quorum.  The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1) Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

DIRECTOR	FOR	WITHHELD

Joel S. Beckman	82,860,334	3,108,885
H. Arthur Bellows, Jr.	83,448,306	2,520,913
David E. Berges	82,770,123	3,199,096
Jeffrey C. Campbell	83,439,035	2,530,184
Sandra L. Derickson	83,096,797	2,872,422
James J. Gaffney	82,475,939	3,493,280
Sanjeev K. Mehra	82,495,537	3,473,682
Peter M. Sacerdote	82,839,593	3,129,626
Robert J. Small	82,606,710	3,362,509
Martin L. Solomon	83,458,203	2,511,016

2) The proposal to approve Hexcel’s Management Incentive Compensation Plan, as amended and restated:

Votes For	Votes Against	Abstentions
70,087,193	1,165,954	1,840,340

3) The proposal to approve Hexcel’s 2003 Incentive Stock Plan, as amended and restated:

Votes For	Votes Against	Abstentions
79,960,483	4,198,833	1,809,902

4) The proposal to ratify PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Company for 2005:

Votes For	Votes Against	Abstentions
85,061,625	796,300	111,293

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated Hexcel Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.2	Amended and Restated Hexcel Corporation 2003 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated April 1, 2005 summarizing the Company’s first quarter, 2005 debt refinancing activities.

Current Report on Form 8-K dated April 26, 2005 relating to the Company’s first quarter, 2005 financial results.

Current Report on Form 8-K dated May 24, 2005, relating to the amendment and restatement of the Company’s Management Incentive Compensation Plan and 2003 Incentive Stock Plan.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

August 9, 2005	/s/ William J. Fazio
(Date)	William J. Fazio Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Hexcel Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.2	Amended and Restated Hexcel Corporation 2003 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.