Form 10-Q
period 2005-09-30
HEXCEL CORP /DE/
filed 2005-11-07
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2005
COMMON STOCK	68,546,838

HEXCEL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

• Condensed Consolidated Balance Sheets — September 30, 2005 and December 31, 2004

• Condensed Consolidated Statements of Operations — The Quarters and Nine Months Ended September 30, 2005 and 2004

• Condensed Consolidated Statements of Cash Flows — The Nine Months Ended September 30, 2005 and 2004

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

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12.3	$57.2
Accounts receivable, net	161.8	153.5
Inventories, net	160.5	144.2
Prepaid expenses and other current assets	15.7	18.4
Total current assets	350.3	373.3

Property, plant and equipment	718.8	734.0
Less – accumulated depreciation	(451.1)	(447.4)
Property, plant and equipment, net	267.7	286.6
Goodwill	75.5	78.3
Investments in affiliated companies	14.3	5.5
Other assets	34.9	33.1

Total assets	$742.7	$776.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$3.9	$1.0
Accounts payable	86.0	94.8
Accrued liabilities	108.9	120.2
Total current liabilities	198.8	216.0

Long-term notes payable and capital lease obligations	422.4	430.4
Other non-current liabilities	65.2	64.3
Total liabilities	686.4	710.7

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, 0.071 shares of series A issued and outstanding at September 30, 2005 and 0.101 shares of series A and 0.047 shares of series B issued and outstanding at December 31, 2004	64.3	90.5

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 70.0 shares issued at September 30, 2005 and 55.0 shares issued at December 31, 2004	0.7	0.5
Additional paid-in capital	374.4	334.5
Accumulated deficit	(358.9)	(363.8)
Accumulated other comprehensive income (loss)	(8.8)	18.4
	7.4	(10.4)
Less – Treasury stock, at cost, 1.5 shares at September 30, 2005 and 1.4 shares at December 31, 2004	(15.4)	(14.0)
Total stockholders’ equity (deficit)	(8.0)	(24.4)

Total liabilities and stockholders’ equity (deficit)	$742.7	$776.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net sales	$276.6	$263.1	$878.5	$798.1
Cost of sales	218.2	208.2	683.7	627.1
Gross margin	58.4	54.9	194.8	171.0

Selling, general and administrative expenses	26.9	28.6	79.9	81.5
Research and technology expenses	6.0	5.6	19.5	16.3
Business consolidation and restructuring expenses	1.0	0.6	1.8	2.0
Other expense, net	15.8	1.5	15.1	3.0
Operating income	8.7	18.6	78.5	68.2

Interest expense	7.4	12.0	26.7	36.3
Non-operating expense, net	—	—	40.9	0.6
Income before income taxes	1.3	6.6	10.9	31.3
Provision for income taxes	1.4	2.3	8.6	10.9
Income (loss) before equity in earnings	(0.1)	4.3	2.3	20.4
Equity in earnings of affiliated companies	1.2	—	2.6	0.8
Net income	1.1	4.3	4.9	21.2
Deemed preferred dividends and accretion	(11.8)	(3.2)	(16.4)	(9.4)
Net income (loss) available to common stockholders	$(10.7)	$1.1	$(11.5)	$11.8

Net income (loss) per common share:
Basic	$(0.17)	$0.03	$(0.20)	$0.30
Diluted	$(0.17)	$0.03	$(0.20)	$0.23

Weighted-average common shares:
Basic	62.4	39.4	56.9	39.2
Diluted	62.4	42.6	56.9	91.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2005	2004
Cash flows from operating activities
Net income	$4.9	$21.2
Reconciliation to net cash (used for) provided by operating activities:
Depreciation	35.5	38.9
Amortization of debt discount and deferred financing costs	1.7	2.6
Deferred income taxes (benefit)	1.0	(0.5)
Business consolidation and restructuring expenses	1.8	2.0
Business consolidation and restructuring payments	(1.9)	(3.8)
Equity in earnings of affiliated companies	(2.6)	(0.8)
Working capital changes and other	(11.6)	(14.1)
Net cash provided by operating activities	28.8	45.5

Cash flows from investing activities
Capital expenditures	(32.4)	(20.3)
Proceeds from sale of assets	1.4	6.5
Dividends from affiliated companies	2.1	1.5
Investment in affiliated companies	(7.5)	—
Net cash used for investing activities	(36.4)	(12.3)

Cash flows from financing activities
Proceeds from 6.75% senior subordinated notes	225.0	—
Proceeds from (repayments of) senior secured credit facilities, net	195.0	(4.1)
Repayments of 9.75% senior subordinated notes	(285.3)	(22.9)
Redemption of 7.0% convertible subordinated debentures	(19.2)	—
Redemption of 9.875% senior secured notes	(125.0)	—
Proceeds from (repayments of) capital lease obligations and other debt, net	2.0	(0.3)
Issuance costs related to debt offerings	(12.1)	—
Debt retirement costs	(30.0)	—
Activity under stock plans	10.1	3.6
Net cash used for financing activities	(39.5)	(23.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	0.3
Net (decrease) increase in cash and cash equivalents	(44.9)	9.8
Cash and cash equivalents at beginning of period	57.2	41.7
Cash and cash equivalents at end of period	$12.3	$51.5

Supplemental Data:
Cash interest paid	$37.1	$39.7
Cash taxes paid	$9.6	$7.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”) in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal recurring adjustments necessary to present fairly the balance sheet of the Company as of September 30, 2005, the results of operations for the quarters and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.  The condensed consolidated balance sheet of the Company as of December 31, 2004 was derived from the audited 2004 consolidated balance sheet.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2005 presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Note 2 – Mandatorily Redeemable Convertible Preferred Stock

Secondary Offering of Common Stock and Conversion of Mandatorily

Redeemable Convertible Preferred Stock

On August 9, 2005, certain stockholders of the Company completed a secondary offering of 14,500,000 shares of Hexcel’s common stock.  Of the total common shares offered, 11,075,160 common shares were obtained upon the conversion of 24,007 shares of Series A and 47,125 shares of series B mandatorily redeemable convertible preferred stock.  Common shares offered included 8,098,002 shares offered by affiliates of the Goldman Sachs Group, Inc., and 6,401,998 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  An additional 2,115,998 common shares were sold when the underwriters exercised their over-allotment option on August 17, 2005. The additional shares were offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC and were obtained upon the conversion of 6,348 shares of series A mandatorily redeemable convertible preferred stock. The Company received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company recorded two significant special items during the third quarter of 2005.  A non-cash charge of $10.1 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock was recorded.  The charge represents the write-off of a pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities.  This charge was included in “Deemed preferred dividends and accretion” in the condensed consolidated statements of operations.  In addition, the Company recorded transaction costs of $1.0 million related to the secondary offering.  The $1.0 million of transaction costs were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Note 3 – Refinancing of Long-Term Debt

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

In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing of debt, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  The loss on early retirement of debt has been reported in the line item “non-operating expense, net” in the condensed consolidated statements of operations.

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

For further information on the refinancing, see Notes 7, 10 and 13.

Note 4 - Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.  However, the Company does recognize compensation expense for the granting of restricted stock and similar stock-based awards over the defined vesting periods.  As of September 30, 2005, the Company had several on-going stock-based compensation plans that provide for different types of equity awards, including stock options and various forms of restricted stock unit awards.

The Company has elected to continue following APB 25 to account for its stock-based compensation plans.  The effects on net income (loss) and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income (loss):
Net income (loss) available to common stockholders, as reported	$(10.7)	$1.1	$(11.5)	$11.8
Add: Stock-based compensation expense included in reported net income (loss)	0.6	0.4	1.7	1.1
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1.4)	(1.2)	(4.3)	(3.6)
Pro forma net income (loss)	$(11.5)	$0.3	$(14.1)	$9.3

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$(0.17)	$0.03	$(0.20)	$0.30
Pro forma	$(0.18)	$0.01	$(0.25)	$0.24

Diluted net income (loss) per common share:
As reported	$(0.17)	$0.03	$(0.20)	$0.23
Pro forma	$(0.18)	$0.01	$(0.25)	$0.20

No tax benefit was recognized on stock-based compensation expense as the Company establishes a non-cash valuation allowance attributable to currently generated U.S. net operating losses (for further information see Note 14).  Stock-based compensation expense was not material to European operations.

The weighted average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was $7.88 and $4.18, respectively, and estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2005	2004
Expected life (in years)	5.5	4.0
Interest rate	3.74%	4.29%
Volatility	56.33%	71.68%
Dividend yield	—	—

In connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” as of January 1, 2006, the Company has retained a third party consultant to assist in the development of a valuation model for the Company’s share-based compensation.  Management is in the process of evaluating the valuation models developed to determine the valuation methodology it will utilize upon adoption.

Note 5 – Inventories, net

(In millions)	September 30, 2005	December 31, 2004
Raw materials	$66.9	$51.7
Work in progress	35.4	36.6
Finished goods	58.2	55.9
Total inventories, net	$160.5	$144.2

Note 6 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2005 and December 31, 2004, and activity for the quarter and nine months ended September 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	0.4	0.4	0.8
Cash expenditures	(0.5)	(0.6)	(1.1)
Currency translation adjustments	(0.2)	—	(0.2)
Balance as of June 30, 2005	$3.0	$0.8	$3.8
Business consolidation and restructuring expenses	0.2	0.8	1.0
Cash expenditures	—	(0.8)	(0.8)
Balance as of September 30, 2005	$3.2	$0.8	$4.0

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter and nine months ended September 30, 2005, the Company recognized $0.2 million and $0.6 million of expense, respectively, for employee severance based on the remaining employee service periods.  In addition, during the third quarter of 2005, the Company recognized $0.7 million of costs for equipment relocation and re-qualification that are expensed as incurred. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.

Business consolidation and restructuring liabilities as of September 30, 2005 and December 31, 2004, and activity for the Livermore program for the quarter and nine months ended September 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$0.8	$—	$0.8
Business consolidation and restructuring expenses	0.4	0.1	0.5
Cash expenditures	—	(0.1)	(0.1)
Balance as of June 30, 2005	$1.2	$—	$1.2
Business consolidation and restructuring expenses	0.2	0.7	0.9
Cash expenditures	—	(0.7)	(0.7)
Balance as of September 30, 2005	$1.4	$—	$1.4

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook due to reductions in commercial aircraft production rates and depressed business conditions in the electronics market.  For the quarter and nine months ended September 30, 2005, the Company recognized business consolidation and restructuring expenses of $0.1 million and $0.4 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

Business consolidation and restructuring liabilities as of September 30, 2005 and December 31, 2004, and activity for the November 2001 program for the quarter and nine months ended September 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$2.5	$1.0	$3.5
Business consolidation and restructuring expenses	—	0.3	0.3
Cash expenditures	(0.5)	(0.5)	(1.0)
Currency translation adjustments	(0.2)	—	(0.2)
Balance as of June 30, 2005	$1.8	$0.8	$2.6
Business consolidation and restructuring expenses	—	0.1	0.1
Cash expenditures	—	(0.1)	(0.1)
Balance as of September 30, 2005	$1.8	$0.8	$2.6

Note 7 - Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2005	December 31, 2004
Senior secured credit facility - revolver due 2010	$10.0	$—
Senior secured credit facility - term B loan due 2012	185.0	—
European credit and overdraft facilities	2.7	0.7
6.75% senior subordinated notes due 2015	225.0	—
9.875% senior secured notes due 2008, net of unamortized discount of $0.9 as of December 31, 2004	—	124.1
9.75% senior subordinated notes due 2009, net of unamortized discount of $0.6 as of December 31, 2004 (a)	—	283.3
7.0% convertible subordinated debentures due 2011	—	19.2
Total notes payable	422.7	427.3
Capital lease obligations	3.6	4.1
Total notes payable and capital lease obligations	$426.3	$431.4

Notes payable and current maturities of long-term liabilities	$3.9	$1.0
Long-term notes payable and capital lease obligations, less current maturities	422.4	430.4
Total notes payable and capital lease obligations	$426.3	$431.4

(a)          Includes a decrease of $1.4 million at December 31, 2004 for derivative contracts under SFAS No. 133.  During the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million, effectively converting the fixed interest rate of 9.75% into variable interest rates.  In connection with the first quarter 2005 refinancing, the interest rate swap agreements were cancelled.  For further information, see Notes 3, 10 and 13.

During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of September 30, 2005 under the New Facility were $195.0 million, consisting of $185.0 million of term loans and $10.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015. The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010. The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  The terminated credit facility was scheduled to expire on March 31, 2008. For further information, see Notes 3, 10 and 13.

Senior Secured Credit Facility

Under the original terms of the term loan portion of the New Facility, the Company is required to make quarterly principal payments of $0.6 million on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2005 and continuing through and including March 1, 2011.  Commencing on June 1, 2011, and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payments under the original terms of the term loan portion of the New Facility will increase to $52.9 million.  The term loan portion of the New Facility is scheduled to be paid in full upon payment of the last principal payment on March 1, 2012.

On June 1, 2005, the Company repaid $40.0 million principal amount of the term loan under the New Facility.  The payment included a principal prepayment of $39.4 million and the quarterly scheduled principal payment of $0.6 million noted above. As a result of the prepayment, the Company’s required principal payments under the term loan portion of the New Facility have been adjusted requiring the Company to make quarterly principal payments of $0.5 million on March 1, June 1, September 1, and December 1 of each year commencing June 1, 2006 and continuing through and including March 1, 2011.  Commencing on June 1, 2011 and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payment increases to $43.9 million.  As a result of the prepayment, the Company recorded a $0.6 million charge during the second quarter of 2005 to non-operating expense for the accelerated write-off of related deferred financing costs.

Term loan borrowings under the New Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the New Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on the Company’s consolidated leverage ratio. The weighted average interest rates for the actual borrowings on the New Facility were 5.2% and 5.1% for the quarter and nine months ended September 30, 2005, respectively.  In accordance with the terms of the New Facility, initial borrowings were required to be made under the “prime rate” option, which resulted in interest borrowings at rates greater than those which would have been incurred using the LIBOR option.  Borrowings made and outstanding under the LIBOR option during the third quarter of 2005  were made at interest rates ranging from 5.250% to 5.563%, and borrowings made and outstanding under the LIBOR option during the nine months ended September 30, 2005 were made at interest rates ranging between 4.625% and 5.563%.

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

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2005, the Company had aggregate borrowings of $195.0 million outstanding under the New Facility consisting of $185.0 million of term loans and $10.0 million of revolving loans, and had issued letters of credit totaling $8.6 million.

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

French Factoring Facility

The Company has an existing accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries.  As of September 30, 2005, the Company did not have any accounts receivable factored under this facility.

Note 8 – Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of Hexcel’s defined benefit retirement plans for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.9	$0.7
Interest cost	0.5	0.4	1.4	1.3
Expected return on plan assets	(0.2)	(0.2)	(0.8)	(0.8)
Net amortization and deferral	0.3	0.3	0.9	0.8
Sub-total	0.9	0.8	2.4	2.0
Curtailment and settlement loss	0.1	0.1	0.5	0.5
Net periodic benefit cost	$1.0	$0.9	$2.9	$2.5

European Defined Benefit Retirement Plans
Service cost	$0.7	$0.6	$2.3	$1.8
Interest cost	1.3	1.1	4.0	3.5
Expected return on plan assets	(1.2)	(1.1)	(3.9)	(3.5)
Net amortization and deferral	0.2	0.4	0.8	1.2
Net periodic benefit cost	$1.0	$1.0	$3.2	$3.0

Contributions

The Company contributed $0.5 million and $0.4 million to its U.S. qualified and nonqualified defined benefit retirement plans during the third quarters of 2005 and 2004, respectively.  Contributions were $1.7 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. Although no minimum funding contributions are required, the Company intends to contribute approximately $1.5 million during 2005 to its U.S. qualified pension plan to fund expected lump sum payments.  The

Company generally funds its U.S. nonqualified defined benefit retirement plans when benefit payments are due.  Under the provisions of these nonqualified plans, the Company expects to contribute approximately $0.4 million in 2005 to cover unfunded benefits.  The Company contributed $2.0 million to its U.S. defined benefits retirement plans during its 2004 fiscal year.

In addition, the Company contributed $1.0 million and $0.9 million to its European defined benefit retirement plans during the third quarters of 2005 and 2004, respectively.  Total contributions were $2.9 million and $2.7 million for the nine months ended September 30, 2005 and 2004. The Company contributed $2.3 million during its 2004 fiscal year, and plans to contribute approximately $2.1 million during 2005 to its European plans to meet government requirements.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of Hexcel’s postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

(in millions)	Quarter Ended September 30,		Nine Months Ended September 30,
U.S. Postretirement Plans	2005	2004	2005	2004
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.3	0.2	0.7	0.8
Net amortization and deferral	(0.1)	—	(0.1)	—
Net periodic postretirement benefit costs	$0.2	$0.3	$0.7	$1.0

Contributions

In connection with its postretirement plans, the Company contributed $0.3 and $0.4 million during the third quarters of 2005 and 2004, respectively, and $1.0 million and $1.4 million during the nine months ended September 30, 2005 and 2004, respectively.  The Company periodically funds its postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, the Company expects to contribute approximately $1.5 million in 2005 to cover unfunded benefits.  The Company contributed $1.7 million to its postretirement plans during its 2004 fiscal year.

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

Note 9 – Other Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Accrual for certain legal matters	$15.8	$1.5	$16.5	$7.0
Gain on sale of assets	—	—	(1.4)	(4.0)
Other expense, net	$15.8	$1.5	$15.1	$3.0

During the third quarter of 2005, the Company recorded a $15.8 million accrual for the settlement of two carbon fiber related litigation matters, subject to final review and approval by the Department of Justice (Civil Division) and the U.S. District Court.  In addition, the Company recorded estimated accruals of $1.5 million during the third quarter of 2004, $0.5 million and $5.5 million during the second quarters of 2005 and 2004, respectively, and $0.2 million during the first quarter of 2005 in connection with the settlements of other carbon fiber litigation matters previously disclosed.  For further information, see Note 18.

During the second quarters of 2005 and 2004, the Company sold surplus land at one of its U.S. facilities for net cash proceeds of $1.4 million and $6.5 million, respectively.  In connection with these sales, the Company recognized gains of $1.4 million and $4.0 million for the second quarters of 2005 and 2004, respectively.

Note 10 – Non-Operating Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Loss on early retirement of debt, net	$—	$—	$40.9	$1.6
Gain from the de-mutualization of an insurance company	—	—	—	(1.0)
Non-operating expense, net	$—	$—	$40.9	$0.6

During the first quarter of 2005, the Company refinanced substantially all of its debt.  In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  For further information, see Notes 3, 7 and 13.

During the second quarter of 2005, the Company prepaid $39.4 million of the term B loan portion of the New Facility.  As a result of the prepayment, the Company recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

During the first quarter of 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001.  Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company.  The assets held in the account were used to defray a portion of future funding requirements associated with these plans.  In connection therewith, the Company recognized a gain of $0.6 million in the first quarter of 2004. During the second quarter of 2004, the Company sold the underlying securities obtained through the de-mutualization recognizing an additional gain of $0.4 million.

During the first six months of 2004, the Company repurchased $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009, recognizing a $1.6 million loss on the early retirement of debt.  The losses resulted from market premiums paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

Note 11 - Net Income (Loss) Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004

Basic net income (loss) per common share:
Net income	$1.1	$4.3	$4.9	$21.2
Deemed preferred dividends and accretion	(11.8)	(3.2)	(16.4)	(9.4)
Net income (loss) available to common stockholders	$(10.7)	$1.1	$(11.5)	$11.8
Weighted average common shares outstanding	62.4	39.4	56.9	39.2
Basic net income (loss) per common share	$(0.17)	$0.03	$(0.20)	$0.30

Diluted net income (loss) per common share:
Net income	$1.1	$4.3	$4.9	$21.2
Deemed preferred dividends and accretion	(11.8)	(3.2)	(16.4)	(9.4)
Net income (loss) available to common stockholders	$(10.7)	$1.1	$(11.5)	$11.8
Plus: Deemed preferred dividends and accretion	—	—	—	9.4
Net income (loss) available to common stockholders plus assumed conversions	$(10.7)	$1.1	$(11.5)	$21.2
Weighted average common shares outstanding – Basic	62.4	39.4	56.9	39.2
Plus incremental shares from assumed conversions:
Restricted stock units	—	0.4	—	0.4
Stock options	—	2.8	—	2.1
Mandatorily redeemable convertible preferred stock	—	—	—	49.8
Weighted average common shares outstanding – Dilutive	62.4	42.6	56.9	91.5
Diluted net income (loss) per common share	$(0.17)	$0.03	$(0.20)	$0.23

Total shares underlying stock options and restricted stock units of approximately 7.2 million were excluded from the computation of diluted net loss per share for the third quarter and nine months ended September 30, 2005, as they were anti-dilutive.  The assumed conversion of the mandatorily redeemable convertible preferred stock (convertible into 23.6 million shares of common stock), was also excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2005, as it was anti-dilutive.

For the quarter and nine months ended September 30, 2004, shares underlying stock options and restricted stock units of approximately 1.0 million and 4.5 million, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The assumed conversion of the mandatorily redeemable convertible preferred stock (convertible into 49.8 million shares of common stock), was also excluded from the computation of diluted net loss per share for the quarter ended September 30, 2004, as it was anti-dilutive.

Note 12 - Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income (loss) for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Net income (loss) available to common stockholders	$(10.7)	$1.1	$(11.5)	$11.8
Currency translation adjustments	(1.7)	3.7	(24.6)	(2.0)
Net unrealized gains (losses) on financial instruments	0.6	(0.8)	(2.6)	(4.8)
Comprehensive income (loss)	$(11.8)	$4.0	$(38.7)	$5.0

Note 13 - Derivative Financial Instruments

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009 into variable interest rates.  The variable interest rates, payable by the Company in connection with the swap agreements, ranged from LIBOR + 6.12% to LIBOR + 6.16% and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005, the designated hedged bonds were called for redemption and the interest rate swap agreements were cancelled resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information, see Notes 3, 7 and 10).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0 million.  The interest rate swap agreements effectively converted $50.0 million of the variable interest rate Term B Loan of the New Facility into fixed interest rates. As a result of these agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on Euro currency borrowings of $30.0 million and $20.0 million, respectively. Interest payments are due January 1, April 1, July 1, and October 1, beginning with July 1, 2005.  The interest rate swap agreements mature on July 1, 2008. This interest rate swap agreement was designated as a cash flow hedge.  For the quarter ended September 30, 2005, hedge ineffectiveness was immaterial. The fair value and carrying amount of the agreement at September 30, 2005 was an asset of $0.6 million.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency and interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this swap agreement as of September 30, 2005 was a liability of $1.9 million.  During the third quarters and nine months ended September 30, 2005 and 2004, hedge ineffectiveness was immaterial. The change in fair value recognized in “comprehensive income (loss)” was a net increase of $0.1 million and a net reduction of $0.1 million for the quarter and nine months ended September 30, 2005, respectively. The change in fair value recognized in “comprehensive income (loss)” was a net increase of $0.2 for the quarter ended September 30, 2004. There was no change in fair value for the nine months ended September 30, 2004.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pounds at fixed rates on specified dates through December 2007.  The aggregate notional amount of these contracts was $75.6 million and $18.2 million at September 30, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and nine months ended September 30, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net reduction of $0.2 million and $1.0 million for the quarters ended September 30, 2005 and 2004, respectively, and $2.6 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2005 and 2004 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Unrealized gains (losses) at beginning of period	$(1.1)	$2.6	$1.3	$6.4
Losses (gains) reclassified to net sales	0.5	(1.6)	0.1	(5.0)
Increase (decrease) in fair value	(0.7)	0.6	(2.7)	0.2
Comprehensive income (loss)	$(1.3)	$1.6	$(1.3)	$1.6

Unrealized losses of $1.1 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of September 30, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling and Euros beginning in the fourth quarter of 2004. The nominal amount of the options was $10.5 million and $10.0 million at September 30, 2005 and December 31, 2004, respectively.  During the third quarter of 2005 there was no overall change in value recognized in “comprehensive income (loss)”.  A loss of $0.1 million reclassified to sales was offset by a $0.1 million decrease in fair value.  During the nine months ended September 30, 2005, the change in fair value recognized in “comprehensive income (loss)” was a reduction of $0.5 million.

Note 14 – Income Taxes

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

(In millions)	Quarter Ended September 30, 2005			Nine Months Ended September 30, 2005
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$(1.4)	$2.7	$1.3	$(5.7)	$16.6	$10.9
Provision for income taxes	0.3	1.1	1.4	0.6	8.0	8.6
Income before equity in earnings (losses) of affiliated companies	$(1.7)	$1.6	$(0.1)	$(6.3)	$8.6	$2.3

	Quarter Ended September 30, 2004			Nine Months Ended September 30, 2004
	U.S.	Foreign	Total	U.S.	Foreign	Total
Income before income taxes	$4.6	$2.0	$6.6	$14.2	$17.1	$31.3
Provision for income taxes	0.4	1.9	2.3	1.2	9.7	10.9
Income before equity in earnings of affiliated companies	$4.2	$0.1	$4.3	$13.0	$7.4	$20.4

The Company’s tax provision for the quarters and nine months ended September 30, 2005 and 2004 was primarily for taxes on European income. The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net operating income (losses).  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires Hexcel to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase the Company’s taxable income through a continuing reduction in expenses and tax planning strategies indicating an ability to realize deferred tax assets. While the performance of the Company’s U.S. operations has improved significantly in recent quarters, and its interest expense has been significantly reduced by the debt refinancing in the first quarter of 2005, the Company has determined that the valuation allowances related to both the U.S. and Belgium deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. Until such time as it reverses some or all of its valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. and Belgium pre-tax income (losses), respectively.  Following such a reversal, the Company will start to reflect a provision on its U.S. and Belgium pretax income (losses).

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

Note 15 – Investments in Affiliated Companies

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

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”), to manufacture composite parts for secondary structures and interior applications for commercial aircraft.  Hexcel’s initial equity ownership interest in this joint venture, which is located in Tianjin, China, was 33.3%.  Revenues of BHA Aero for the last twelve months ended September 30, 2005 were $16.8 million.  In addition, in 1999, Hexcel formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.  Revenues of Asian Composites for the last twelve months ended September 30, 2005 were $18.6 million.  As of September 30, 2005, Hexcel had an equity investment balance of $8.1 million and an aggregate receivable balance of $3.3 million related to these joint ventures.

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

As part of an acquisition in 1998, the Company obtained a 50% equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Revenues of TechFab for the last twelve months ended September 30, 2005 were $36.7 million.  At September 30, 2005, Hexcel had an equity investment balance in TechFab of $6.2 million.  Hexcel has no other significant exposures to loss with respect to this joint venture.

Lastly, Hexcel owns a 45.3% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture formed in 1990 with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Revenues of DHL for the last twelve months ended September 30, 2005 were $15.1 million.  Due to DHL’s recognition of net losses in prior years, no equity investment balance remains for DHL at September 30, 2005.  During the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances.  This contingent obligation meets the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantee.  The liability recorded for the DIC guarantee was $0.2 million and the fair value of the commitment of $0.2 million was expensed.  Hexcel has no other significant exposures to loss with this joint venture.

Note 16 – Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate.  Warranty expense for the quarter and nine months ended September 30, 2005, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2004	$5.1
Warranty expense	0.5
Deductions and other	(1.9)
Balance as of June 30, 2005	$3.7
Warranty expense	0.4
Deductions and other	(0.3)
Balance as of September 30, 2005	$3.8

Note 17 - Segment Information

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

Financial information for the Company’s segments for the quarters and nine months ended September 30, 2005 and 2004 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total
Third Quarter 2005
Net sales to external customers	$69.4	$186.8	$20.4	$—	$276.6
Intersegment sales	29.2	6.3	—	—	35.5
Total sales	98.6	193.1	20.4	—	312.1

Operating income (loss)	9.2	23.6	1.6	(25.7)	8.7
Depreciation	3.4	7.4	0.5	0.1	11.4
Business consolidation and restructuring expenses	—	1.0	—	—	1.0
Capital expenditures	1.3	13.2	0.1	1.2	15.8

Third Quarter 2004
Net sales to external customers	$84.4	$161.2	$17.5	$—	$263.1
Intersegment sales	25.2	4.9	—	—	30.1
Total sales	109.6	166.1	17.5	—	293.2

Operating income (loss)	9.9	19.1	1.0	(11.4)	18.6
Depreciation	3.9	8.0	0.5	—	12.4
Business consolidation and restructuring expenses	0.1	0.5	—	—	0.6
Capital expenditures	1.8	6.6	—	0.1	8.5

Nine Months Ended September 30, 2005
Net sales to external customers	$223.5	$596.0	$59.0	$—	$878.5
Intersegment sales	98.7	18.8	—	—	117.5
Total sales	322.2	614.8	59.0	—	996.0

Operating income (loss)	32.9	83.1	4.9	(42.4)	78.5
Depreciation	10.6	23.4	1.4	0.1	35.5
Business consolidation and restructuring expenses	—	1.8	—	—	1.8
Capital expenditures	3.6	27.3	0.1	1.4	32.4

Nine Months Ended September 30, 2004
Net sales to external customers	$243.4	$502.0	$52.7	$—	$798.1
Intersegment sales	78.5	13.9	—	—	92.4
Total sales	321.9	515.9	52.7	—	890.5

Operating income (loss)	30.5	68.9	2.3	(33.5)	68.2
Depreciation	12.3	25.1	1.5	—	38.9
Business consolidation and restructuring expenses	0.6	1.5	—	(0.1)	2.0
Capital expenditures	5.4	13.8	0.1	1.0	20.3

Goodwill

The carrying amount of goodwill by segment is as follows:

(In millions)	September 30, 2005	December 31, 2004
Reinforcements	$40.2	$40.4
Composites	19.2	21.8
Structures	16.1	16.1
Goodwill	$75.5	$78.3

Note 18 – Commitments and Contingencies

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

As of September 30, 2005 and December 31, 2004, the Company’s aggregate environmental related accruals were $4.5 million and $4.7 million, respectively.  As of September 30, 2005 and December 31, 2004, $1.5 million and $1.6 million, respectively, was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accrual would have been $1.9 and $1.6 million higher at September 30, 2005 and December 31, 2004, respectively.  These accruals can change significantly from period-to-period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation costs for the nine months ended September 30, 2005 were $0.8 million.  In addition, the Company’s operating costs for the third quarter and the first nine months of 2005 relating to environmental compliance were approximately $1.6 million and $4.8 million, respectively.  Capital expenditures for environmental matters approximated $0.3 million and $0.9 million for the third quarter and nine months ended September 30, 2005, respectively.

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

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, the Company has entered into statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.  In addition, Horizon Sports Technologies, Inc., which also opted out of the class, has filed a case on its own behalf, against a number of carbon fiber and carbon fiber prepreg manufacturers, including the Company, alleging antitrust violations based on price fixing and market allocation in the marketing of carbon fiber and carbon fiber prepreg products in the United States (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.) (the “HST” action)).

Also as previously reported, certain executives of Horizon Sports Technologies, Inc. in 1999 filed as relators on behalf of the U.S. Government, under seal, a qui tam action alleging that certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent as a result of the antitrust conspiracy alleged in the HST action (United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.) (the “Beck” action)). The case was unsealed and served on the defendants in 2002 when the Department of Justice advised the HST executives who acted as relators that it would not intervene in the case based on the information available at that time, and the case was transferred to the Central District of California in 2005. As a result, the relators are pursuing the qui tam action on behalf of the U.S. and will receive a portion of any recoveries from the defendants approved by the U.S. and the court.

During the third quarter of 2005, Hexcel has agreed to settle the HST and Beck actions together for $15.8 million.  The settlements are subject to final review and approval by the Department of Justice (Civil Division) and the U.S. District Court. Hexcel denied and continues to deny the allegations in both actions, but believes the costs of continuing defense and the attendant management distraction outweigh the costs of settlement.

The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The Company has agreed to settle all such suits for nonmaterial amounts; the Massachusetts case remains subject to formal documentation and court formalities.

In 2004, Hercules Incorporated (“Hercules”), a defendant in the above cases, filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company (whereby the Company acquired the carbon fiber and prepreg assets of Hercules) the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04).  Hercules settled the federal class action for $11.3 million and the Beck case for $8.0 million, and may assert  claims for additional amounts for which it may become liable (by way of settlement or otherwise) under the other cases referred to above.  The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

Guarantees

During the first quarter of 2005, Hexcel entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  In addition, during the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations in the event of default.  Both of these contingent obligations meet the definition of a guarantee in accordance with the provisions of FIN 45.  Accordingly, the Company recorded a liability on its condensed consolidated balance sheet for the estimated fair value of the guarantees.  The liabilities recorded for the BHA Aero and DIC guarantees were $0.5 million and $0.2 million, respectively.  For further information, see Note 15.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Third Quarter Results

	Quarter Ended September 30,
	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$276.6	$263.1
Gross margin	$58.4	$54.9
Gross margin %	21.1%	20.9%
Operating income	$8.7	$18.6
Operating income %	3.1%	7.1%
Provision for income taxes	$1.4	$2.3
Equity in earnings of affiliated companies	$1.2	$—
Net income	$1.1	$4.3
Deemed preferred dividends and accretion	$(11.8)	$(3.2)
Net income (loss) available to common stockholders	$(10.7)	$1.1
Diluted net income (loss) per common share	$(0.17)	$0.03

Results of Operations

Net Sales:  Net sales of $276.6 million for the third quarter of 2005 were $13.5 million, or 5.1%, higher than the $263.1 million of net sales for the third quarter of 2004.  The increase was driven by growth in three of the four major market segments. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the third quarter of 2005 as in the third quarter of 2004, net sales for third quarter of 2005 would have been $276.9 million, $13.8 million, or 5.2%, higher than the third quarter of 2004.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2005 and 2004, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Third Quarter 2005
Reinforcements	$16.7	$40.3	$—	$12.4	$69.4
Composites	92.3	48.4	46.1	—	186.8
Structures	15.8	—	4.6	—	20.4
Total	$124.8	$88.7	$50.7	$12.4	$276.6
	45%	32%	18%	5%	100%

Third Quarter 2004
Reinforcements	$16.9	$50.9	$—	$16.6	$84.4
Composites	84.8	37.4	39.0	—	161.2
Structures	14.8	—	2.7	—	17.5
Total	$116.5	$88.3	$41.7	$16.6	$263.1
	44%	34%	16%	6%	100%

Commercial Aerospace: Net sales increased $8.3 million, or 7.1%, to $124.8 million for the third quarter of 2005, as compared to net sales of $116.5 million for the third quarter of 2004.  Computed using the same exchange rates as applied in the third quarter of 2004, total sales to commercial aerospace applications would have increased by $8.6 million, or 7.4%, compared to the third quarter of 2004.   The overall year-over-year improvement is driven by higher aircraft production rates as the Company is currently providing materials for the increased number of aircraft Boeing and Airbus will manufacture and deliver in 2006.  The Company also benefited during the third quarter of 2005 from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials. The growth in commercial aerospace revenues in the quarter was reduced by the impact of the Boeing strike in September 2005 and a reduction in demand from Airbus due to the previously announced changes in their planned initial production and delivery schedules for the A380.

Industrial: Net sales of $88.7 million for the third quarter of 2005 were $0.4 million higher compared to net sales of $88.3 million for the same quarter of 2004.  Computed using the same foreign currency exchange rates as applied in the third quarter of 2004, sales to this market segment increased 0.3% year-on-year to $88.6 million.  Sales of composite products to wind energy applications increased significantly this quarter compared to the third quarter of 2004 reflecting the underlying growth in global wind turbine installations and share gains the Company made in the second half of 2004.  Demand for the Company’s reinforcement fabrics used in ballistics applications was comparable to the second quarter of 2005, but was lower than the surge levels seen in the third quarter of 2004.  With the growth in aerospace demand, availability of carbon fiber for non-aerospace applications remained tight in the quarter, constraining revenues the Company obtained from recreational and certain industrial applications.  Nevertheless, sales to recreation were up 4.4% compared to the third quarter of 2004.

Space & Defense: Net sales to this market for the third quarter of 2005 were $50.7 million, an increase of $9.0 million, or 21.6%, when compared to the third quarter of 2004.  On a constant foreign currency basis, computed using the same foreign currency exchange rates as applied in the third quarter of 2004, net sales to this market of $50.8 million were up $9.1 million, or 21.8%, year-on-year.  The overall year-over-year improvement was attributable to increases across a wide range of programs in all geographic areas, particularly European and U.S. helicopter programs. The Company’s revenues from military and space programs tend to vary from quarter-to-quarter more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $12.4 million for the third quarter of 2005 were $4.2 million, or 25.3%, lower than the net sales of $16.6 million for the third quarter of 2004.

Gross Margin:  Gross margin for the third quarter of 2005 was $58.4 million, or 21.1% of net sales, compared with $54.9 million, or 20.9% of net sales, for the same period last year.  The increase in gross margin compared to the same period in 2004 reflects the contribution from 5.1% higher net sales.   The benefit the Company derived from the mix of sales in the quarter and the continuing benefits obtained from the Company’s cost reduction programs were partially offset, among other items, by changes in foreign exchange rates, net of the benefit of hedging, and increases in utility and raw material costs, and higher freight costs.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were $26.9 million and $28.6 million for the third quarters of 2005 and 2004, respectively.  SG&A expenses were 9.7% of net sales in the third quarter of 2005 compared to 10.9% of net sales in the third quarter of 2004. Included in SG&A expenses for the third quarter of 2005 were legal fees and expenses of $1.9 million related to the two litigation matters settled in the quarter, and $1.0 million of transaction costs related to the secondary offering of common shares. Included in the third quarter of 2004 was a $2.3 million provision against accounts receivable from Second Chance Body Armor, Inc. (“Second Chance”), a ballistics customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the quarter.

Research and Technology Expenses (“R&T”):  R&T expenses for the third quarter of 2005 were $6.0 million, or 2.2% of net sales, compared with $5.6 million, or 2.1% of net sales, for the third quarter of 2004. The year-over-year quarterly increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities.

Other Expense, Net:  Other expense, net was $15.8 million for the third quarter of 2005 as the Company recorded an accrual of $15.8 million for the settlement of two previously disclosed carbon fiber litigation matters.

In the third quarter of 2004, other expense, net was $1.5 million as the Company recorded an estimated accrual of $1.5 million in connection with the settlement of another carbon fiber litigation matter.

Operating Income:  Operating income was $8.7 million, or 3.1% of net sales, in the third quarter of 2005, compared with $18.6 million, or 7.1% of net sales, in the third quarter of 2004.  The year-over-year decrease in operating income of $9.9 million, or 53.2% was due to the Company’s decision to settle the two carbon fiber litigation matters in the quarter that resulted in a settlement accrual of $15.8 million and $1.9 million in legal fees and expenses related to this litigation. Additionally, business consolidation and restructuring expenses of $1.0 million in the third quarter of 2005 were higher compared to the $0.6 million of expenses in the third quarter of 2004.

Interest Expense:  Interest expense was $7.4 million for the third quarter of 2005, compared to $12.0 million for the third quarter of 2004.  The reduction in interest expense reflects the benefits of lower interest rates resulting from the Company’s first quarter 2005 refinancing. The Company expects this trend to continue for the next two quarters with interest expense being approximately $4 million lower each quarter than it was in the same quarter of the preceding year.

Provision for Income Taxes:  The provisions for income taxes of $1.4 million and $2.3 million in the third quarters of 2005 and 2004, respectively, were primarily for taxes on European income. The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, and its interest expense has been significantly reduced by the debt refinancing in the first quarter of 2005, the Company has determined that the valuation allowances related to both the U.S. and Belgium deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. Until such time as it reverses some or all of the valuation allowance, the Company will continue to report earnings (losses) without a tax provision (benefit) on its U.S. and Belgian pre-tax income (losses), respectively.  Following such a reversal, the Company will start to reflect a provision on its U.S. and Belgium pretax income (losses).  For further information see Note 14 to the accompanying condensed consolidated financial statements.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the third quarter of 2005 was $1.2 million. The Company had no equity in earnings (losses) from affiliated companies during the third quarter of 2004. The year-over-year increase was derived from equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in the U.S., as well as equity earnings at the Structures business segment’s joint ventures in China and Malaysia as they benefit from increased commercial aircraft production and the transfer of additional component manufacturing work.  Both the China and Malaysia joint ventures were profitable in the third quarter of 2005. Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 15 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the third quarters of 2005 and 2004, the Company recognized deemed preferred dividends and accretion of $11.8 million and $3.2 million, respectively.  The year-over-year increase in deemed preferred dividends and accretion includes a $10.1 million charge arising from the conversion of mandatorily redeemable convertible preferred stock in connection with the

Company’s secondary offering of its common shares on August 9, 2005 and the underwriters exercise of their over-allotment option on August 17, 2005.

Year-to-Date Results

	Nine Months Ended September 30,
	Unaudited
(In millions, except per share data)	2005	2004
Net sales	$878.5	$798.1
Gross margin	$194.8	$171.0
Gross margin %	22.2%	21.4%
Operating income	$78.5	$68.2
Operating income %	8.9%	8.5%
Non-operating expense, net	$40.9	$0.6
Provision for income taxes	$8.6	$10.9
Equity in earnings of affiliated companies	$2.6	$0.8
Net income	$4.9	$21.2
Deemed preferred dividends and accretion	$(16.4)	$(9.4)
Net income (loss) available to common stockholders	$(11.5)	$11.8
Diluted net income (loss) per common share	$(0.20)	$0.23

Results of Operations

Net Sales:  Net sales for the first nine months of 2005 were $878.5 million, an increase of $80.4 million or 10.1%, when compared to the first nine months of 2004 net sales of $798.1 million.  The increase was driven by growth in three of the four major market segments.   Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first nine months of 2005 as in the first nine months of 2004, net sales for the first nine months of 2005 would have been $870.5 million, $72.4 million, or 9.1%, higher than the first nine months of 2004.

The following table summarizes net sales to third-party customers by segment and end market for the nine months ended September 30, 2005 and 2004, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Nine Months 2005
Reinforcements	$52.5	$126.4	$—	$44.6	$223.5
Composites	298.8	153.9	143.3	—	596.0
Structures	48.6	—	10.4	—	59.0
Total	$399.9	$280.3	$153.7	$44.6	$878.5
	46%	32%	17%	5%	100%

First Nine Months 2004
Reinforcements	$47.7	$147.8	$—	$47.9	$243.4
Composites	248.9	118.0	135.1	—	502.0
Structures	45.0	—	7.7	—	52.7
Total	$341.6	$265.8	$142.8	$47.9	$798.1
	43%	33%	18%	6%	100%

Commercial Aerospace: Net sales increased $58.3 million, or 17.1%, to $399.9 million for the first nine months of 2005, as compared to net sales of $341.6 million for the first nine months of 2004.  Computed using the same exchange rates as applied in the first nine months of 2004, total sales to commercial aerospace applications would have increased by $56.2 million, or 16.5%, compared to the first nine months of 2004.  The overall year-over-year improvement is driven by higher aircraft production rates by Boeing and Airbus as they increase the number of aircraft they manufacture and deliver in 2005 and 2006.

The Company has also benefited year-to-date from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials.

Industrial: Net sales of $280.3 million for the first nine months of 2005 were $14.5 million or 5.5% higher than net sales of $265.8 million for the first nine months of 2004.  Computed using the same exchange rates as applied in the first nine months of 2004, sales to this market increased 3.9% year-on-year to $276.2 million.  Sales of composite products to wind energy applications increased significantly over the first nine months of 2004 and led the overall growth of the industrial market segment reflecting both the underlying growth in global wind turbine installations and share gains the Company made in the second half of 2004.  Demand for the Company’s reinforcement fabrics used in ballistics applications remains robust, but was lower than the surge levels experienced during 2004.  With the growth in aerospace demand, availability of carbon fiber for recreational and certain industrial applications tightened compared to the same period in 2004, constraining revenues the Company obtained from recreational and certain industrial applications.

Space & Defense: Net sales to this market for the first nine months of 2005 were $153.7 million, an increase of $10.9 million, or 7.6%, when compared to the first nine months of 2004.  On a constant foreign currency basis, net sales to this market of $152.3 million increased $9.5 million, or 6.7%, year-on-year.

The Comanche program terminated in March of 2004 and as a result sales were $4.4 million lower compared to last year. Excluding these sales, revenues for the first nine months of 2005 to this market were up 10.0% in constant currency over the same period of last year.  The year-over-year improvement was primarily attributable to increases across a wide range of programs in all geographic areas, particularly European and U.S. helicopter programs. The Company’s revenues from military and space programs tend to vary from period-to-period more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $44.6 million for the first nine months of 2005 were $3.3 million, or 6.9%, lower than the net sales of $47.9 million for the first nine months of 2004.

Gross Margin:  Gross margin for the first nine months of 2005 was $194.8 million, or 22.2% of net sales, compared with $171.0 million, or 21.4% of net sales, for the same period last year.  The increase in gross margin compared to the same period in 2004 reflects the contribution from 10.1% higher net sales. The benefit the Company derived from the mix of those sales and the continuing benefits obtained from the Company’s cost reduction programs were partially offset, among other items, by changes in foreign exchange rates, net of the benefit of hedging, and increases in utility, raw material, labor and freight costs.

Selling, General and Administrative Expenses:  SG&A expenses of $79.9 million for the first nine months of 2005 were $1.6 million lower than the first nine months of 2004.  SG&A expenses were 9.1% of net sales in the first nine months of 2005 compared to 10.2% of net sales in the first nine months of 2004. Included in SG&A expenses in the first nine months of 2005 were legal fees and expenses of $2.4 million related to the two legal matters settled in the third quarter of 2005, $1.0 million of transaction costs related to the secondary offering of common shares, and a $0.6 million bad debt provision against the remainder of the Company’s accounts receivable from Second Chance, a ballistics customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2004. Included in SG&A expenses in the first nine months of 2004 was a $2.3 million bad debt provision against the majority of the Company’s accounts receivable from Second Chance.

Research and Technology Expenses:  R&T expenses for the first nine months of 2005 were $19.5 million, or 2.2% of net sales, compared with $16.3 million, or 2.0% of net sales, for the first nine months of 2004.  The year-over-year increase in R&T expenses reflects the Company’s increased spending in support of new products and new commercial aircraft qualification activities.

Other Expense, Net:  Other expense, net was $15.1 million for the first nine months of 2005 as the Company recorded accruals of $16.5 for the settlement of four carbon fiber litigation matters.  In addition, the Company recorded a $1.4 million gain on the sale of surplus land at one of its U.S. facilities.

In the first nine months of 2004, other expense, net was $3.0 million as the Company recorded an accrual of $7.0 million for the settlement of a carbon fiber litigation matter, and recognized a $4.0 million gain on the sale of surplus land at one of its U.S. facilities.

Operating Income:  Operating income was $78.5 million, or 8.9% of net sales, in the first nine months of 2005, compared with $68.2 million, or 8.5% of net sales, in the first nine months of 2004.  The year-over-year increase in operating income was driven by higher net sales and gross margin, and reflects the positive impact of the Company’s ongoing cost containment initiatives.  Results were partially offset by the Company’s decision to settle certain carbon fiber litigation matters which resulted in settlement accruals of $16.5 million. Business consolidation and restructuring expenses of $1.8 million in the first nine months of 2005 were down compared to the $2.0 million of expenses in the first nine months of 2004.

Non-Operating Expense, Net:  During the first nine months of 2005, non-operating expense, net was $40.9 million. During the first quarter of 2005 and in connection with the refinancing of its debt, the Company recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements. During the second quarter of 2005 and as a result of a $39.4 million prepayment on the term loan portion of the New Facility, the Company recorded a $0.6 million loss on early retirement of debt for the accelerated write-off of related deferred financing costs.

During the first nine months of 2004, non-operating expense, net was $0.6 million, as the Company recognized a $1.6 million loss on the early retirement of debt partially offset by a $1.0 million gain attributable to the de-mutualization of an insurance company.

Interest Expense:  Interest expense was $26.7 million for the first nine months of 2005, compared to $36.3 million for the first nine months of 2004.  The decrease in interest expense primarily reflects the benefit of lower interest rates resulting from the first quarter 2005 refinancing of the Company’s debt. Included in interest expense in the first nine months of 2005 was an additional expense of $1.0 million, net of interest income, due to the lag between the issuance on February 1, 2005 of the 6.75% senior subordinated notes due 2015 and the partial redemption of the 9.75% senior subordinated notes on March 3, 2005.

Provision for Income Taxes:  The provisions for income taxes of $8.6 million and $10.9 million for the first nine months of 2005 and 2004, respectively, were primarily for taxes on European income.  The Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income (losses).  The Company will continue this practice until such time as the U.S. and Belgian operations, respectively, have evidenced the ability to consistently generate income such that in future years the Company can reasonably expect that the deferred tax assets can be utilized.  While the performance of the Company’s U.S. operations has improved significantly in recent quarters, and its interest expense has been significantly reduced by the debt refinancing in the first quarter of 2005, the Company has determined that the valuation allowances related to both the U.S. and Belgium deferred tax assets should continue to be maintained as the balance of significant positive evidence does not yet outweigh the negative evidence in regards to whether or not a valuation allowance is required. Until such time as it reverses some or all of the valuation allowance, the Company will continue to report earnings (losses) without a tax provision

(benefit) on its U.S. and Belgian pre-tax income (losses), respectively.  Following such a reversal, the Company will start to reflect a provision on its U.S. and Belgium pretax income (losses).  For further information, see Note 14 to the accompanying condensed consolidated financial statements.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first nine months of 2005 was $2.6 million, compared to $0.8 million for the first nine months of 2004.  The year-over-year increase was derived from equity in earnings at TechFab LLC, a Reinforcements business segment joint venture in the U.S., equity earnings at the Structures business segment’s joint venture in Malaysia, and a reduction in equity loss at the Structures business segment’s joint venture in China as they benefit from increased commercial aircraft production and the transfer of additional component manufacturing work.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 15 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first nine months of 2005 and 2004, the Company recognized deemed preferred dividends and accretion of $16.4 million and $9.4 million, respectively.  The year-over-year increase in deemed preferred dividends and accretion reflects a $10.1 million charge arising from the conversion of mandatorily redeemable convertible preferred stock in connection with the Company’s secondary offering of its common shares on August 9, 2005, and the underwriters exercise of their over-allotment option on August 17, 2005, partially offset by of the benefit from the conversion of a portion of the mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of September 30, 2005 and December 31, 2004, and activity for the quarter and nine months ended September 30, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	0.4	0.4	0.8
Cash expenditures	(0.5)	(0.6)	(1.1)
Currency translation adjustments	(0.2)	—	(0.2)
Balance as of June 30, 2005	$3.0	$0.8	$3.8
Business consolidation and restructuring expenses	0.2	0.8	1.0
Cash expenditures	—	(0.8)	(0.8)
Balance as of September 30, 2005	$3.2	$0.8	$4.0

Livermore Program

In the first quarter of 2004, the Company announced its intent to consolidate the activities of its Livermore, California facility into its other facilities, principally the Salt Lake City, Utah plant.  For the quarter and nine months ended September 30, 2005, the Company recognized $0.2 million and $0.6 million of expense, respectively, for employee severance based on the remaining employee service periods.  In addition, during the first nine months of 2005, the Company recognized $0.8 million of costs related to this program for equipment relocation and re-qualification costs that are expensed as incurred. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur over several years.  There were cash expenditures of $0.8 million for this program during the first nine months of 2005, and the accrued liability balance was $1.4 million as of September 30, 2005.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations as a result of its revised business outlook due to reductions in commercial aircraft production rates and depressed business conditions in the electronics market.  For the quarter and nine months ended September 30, 2005, the Company recognized business consolidation and restructuring expenses of $0.1 million and $0.4 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.  Cash expenditures for this program were $1.1 million during the first nine months of 2005, leaving an accrued liability balance of $2.6 million as of September 30, 2005.

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

As of September 30, 2005, the Company had cash and cash equivalents of $12.3 million.  Aggregate borrowings as of September 30, 2005 under the New Facility were $195.0 million, consisting of $185.0 million of term loans and $10.0 million of revolver loans.  The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2005, the Company had issued letters of credit under the New Facility totaling $8.6 million.  Undrawn availability under the New Facility was $106.4 million as of September 30, 2005.

In addition, Hexcel has 20.0 million Euros of borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries, and various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of September 30, 2005, the Company did not have any outstanding accounts receivable factored under this facility, and had $2.7 million outstanding under the various European credit and overdraft facilities.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

As of September 30, 2005, the Company’s total debt, net of $12.3 million of cash and cash equivalents, was $414.0 million, an increase of $39.8 million from $374.2 million as of December 31, 2004.  The increase in net debt during the first nine months of 2005 reflected primarily the impact of cash costs of $42.2 million incurred by the Company in the first half of 2005 in implementing its debt refinancing, and the recapitalization of BHA Aero (the Company’s Chinese joint venture) with a cash equity investment of $7.5 million.  Total debt, net of cash declined $20.8 million during the third quarter of 2005.

For further information, see Notes 3 and 7 to the accompanying condensed consolidated financial statements.

Operating Activities:  Net cash provided by operating activities was $28.8 million in the first nine months of 2005, as compared to net cash provided by operating activities of $45.5 million in the first nine months of 2004.  The year-over-year decrease in net cash provided by operations reflects the increase in working capital in support of the growth in the Company’s markets, primarily in commercial aerospace, and the payment in the first quarter of 2005 of $7.0 million related to the settlement of the carbon fiber federal class action suit accrued for in 2004.

Investing Activities:  Net cash used for investing activities was $36.4 million in the first nine months of 2005 compared with $12.3 million used in the first nine months of 2004.  During the first quarter of 2005, the Company made a $7.5 million equity investment in its BHA Aero joint venture located in Tianjin, China, increasing its equity ownership position in the joint venture from 33.33% to 40.48%.  Capital expenditures were $32.4 million for the first nine months of 2005 compared to $20.3 million in the same period last year.  With growing demand, particularly from our commercial aerospace customers, we are expanding manufacturing capacity for certain of our product lines including carbon fiber and prepeg.  In February 2005, we announced a project to increase our carbon fiber manufacturing capacity by approximately 40% to meet our customer requirements.  This investment was to be completed over a three year period.  In light of the increasing rate of growth in our customers’ requirements, we now plan to increase current capacity by approximately 50% and to accelerate the completion of the project.  As a result, it is anticipated that the project will require an investment of approximately $100.0 million and that our overall capital expenditures will be approximately $65.0 to $70.0 million in 2005 and $100.0 million in 2006.

Financing Activities:  Net cash used for financing activities was $39.5 million in the first nine months of 2005 compared with $23.7 million in the first nine months of 2004. During the first nine months of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of September 30, 2005 under the New Facility were $195.0 million, consisting of $185.0 million of term loans and $10.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  Proceeds from the New Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $42.2 million of cash transaction costs related to the refinancing.

Net cash used for financing activities was $23.7 million in the first nine months of 2004.  During the first nine months of 2004, the Company utilized excess cash to repurchase, at a premium, $21.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Financial Obligations and Commitments:  As of September 30, 2005, current maturities of notes payable and capital lease obligations were $3.9 million.  With the benefit of the Company’s debt refinancing in the first quarter of 2005, the Company’s next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $1.7 million to $2.7 million prior to 2010.  Short-term debt obligations include $2.7 million of drawings under European credit and overdraft facilities.  The European credit and overdraft facilities provided to certain of the Company’s European subsidiaries by lenders outside of the senior secured credit facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2005, the Company had issued letters of credit under the New Facility totaling $8.6 million.  Undrawn availability under the New Facility was $106.4 million as of September 30, 2005.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  For further information, see Notes 3, 7 and 10 to the accompanying condensed consolidated financial statements.

During the first quarter of 2005, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $9.7 million as of September 30, 2005. Approximately $8.6 million of these letters of credit were issued under the revolving credit portion of the New Facility. The standby letters of credit related to the New Facility, issued on behalf of the Company and expiring under their terms in 2005 and 2006, will likely be re-issued.

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

As of September 30, 2005, Hexcel has outstanding 70,729 shares of a series A convertible preferred stock, which are mandatorily redeemable on January 22, 2010 generally for cash or for common stock at the Company’s discretion, unless the holder elects to take a lesser amount in cash, and under certain circumstances must be redeemed for cash.  Commencing on March 19, 2006, holders of the series A convertible preferred stock will be entitled to receive dividends at an annual rate of 6% of the “accrued value.”  Accrued value is calculated as an amount equal to the sum of $1,195.618 per share and the aggregate of all accrued but unpaid dividends.  Dividends are payable quarterly and may be paid in cash or added to the accrued value of the preferred stock, at the Company’s option.  With respect to any dividend that the Company elects to pay by adding the amount of such dividend to the accrued value, if the payment date for such dividend is after a “dividend termination event” has occurred, a holder of series A preferred stock will not receive such dividend if either (i) such holder elects to convert its preferred stock into common stock at any time, or (ii) such holder’s series A preferred stock is automatically converted into common stock as a result of a “mandatory conversion event.”  A “dividend termination event” means that the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $6.00 per share.  The series A preferred stock will automatically be converted into common stock if the closing trading price of the common stock for any period of 60 consecutive trading days ending after March 19, 2006 exceeds $9.00 per share (a “mandatory conversion event”).

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of September 30, 2005, for the remaining three months of 2005, for the years ended 2006 through 2009 and thereafter:

(In millions)	Remaining Three Months of 2005	2006	2007	2008	2009	Thereafter	Total
Senior secured credit facility – revolver due 2010	$—	$—	$—	$—	$—	$10.0	$10.0
Senior secured credit facility – term B loan due 2012	—	1.4	1.9	1.9	1.9	177.9	185.0
European credit and overdraft facilities	2.7	—	—	—	—	—	2.7
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	—	0.3	0.3	0.4	0.4	2.2	3.6
Subtotal	2.7	1.7	2.2	2.3	2.3	415.1	426.3
Operating leases	3.1	5.1	3.5	2.4	1.8	6.8	22.7
Total financial obligations	$5.8	$6.8	$5.7	$4.7	$4.1	$421.9	$449.0

Letters of credit	$6.1	$3.6	$—	$—	$—	$—	$9.7
Interest payments	9.7	27.8	27.7	27.6	27.5	107.5	227.8
Benefit plan contributions	2.0	—	—	—	—	—	2.0
Other commitments	7.9	—	—	—	—	—	7.9
Total commitments	$25.7	$31.4	$27.7	$27.6	$27.5	$107.5	$247.4

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

For further information regarding the Company’s financial resources, obligations and commitments, see Notes 3, and 7 to the accompanying condensed consolidated financial statements and Notes 2, 8, 9, 10 and 17 to the consolidated financial statements of the 2004 Annual Report on Form 10-K.

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

On October 18, 2005 the FASB issued FASB Staff Position No. 123R-2, Practical Exception to the Application of Grant Date as Defined in Statement 123(R) (“FSP 123R-2”), which provides for an exception to determining the grant date of a share-based payment award. FSP 123R-2 states that a mutual understanding, and hence the grant date, may be presumed to exist at the date the award is approved if the terms of the award are communicated within a relatively short time period and the terms of the award are not subject to change.  Any changes to the terms subsequent to approval would be accounted for as a modification, even if communication to individual employees had not yet occurred.  FSP 123R-2 is effective upon the initial adoption of FAS 123 (R).

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

Interest Rates

The Company’s financial results are affected by interest rate changes on certain of its debt instruments.  As a result of the refinancing completed during the first quarter, the Company increased the proportion of its total debt funded with floating interest rate bank debt.  The Company’s ratio of floating debt to total debt increased from approximately 23% as of December 31, 2004 to approximately 46% as of September 30, 2005, excluding the effects of any interest rate swap agreements.  In order to manage its exposure to interest rate movements or variability, the Company may from time-to-time enter into interest rate swap agreements and other financial instruments.  In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0, effectively converting a portion of the variable rate term loan of the New Facility into fixed rate debt.  As a result, the Company’s ratio of floating to total debt as of September 30, 2005 is approximately 34%.

Interest Rate Swap Agreements

In October 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and was reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  The interest rate swap agreements were designated as fair value hedges, and were deemed to be highly effective using the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”).  In connection with the Company’s debt refinancing in the first quarter of 2005 the designated hedged bonds were called for redemption, and the interest rate swap agreements were cancelled, resulting in a $3.6 million loss recorded as part of the loss on early retirement of debt (for further information see Notes 3, 7 and 10 to the accompanying condensed consolidated financial statements).  Prior to the cancellation of the interest rate swap agreements, during the first quarter of 2005, a gain of $0.2 million was recognized in interest expense, representing the effective element of the changes in fair values of the interest rate swaps.

In May 2005, the Company entered into interest rate swap agreements for an aggregate notional amount of $50.0 million in order to reach its desired proportion of variable and fixed interest rate debt.  The interest rate swap agreements effectively converted $50.0 million of the variable interest rate term loans under the New Facility into fixed interest rate loans.  As a result of these agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on Euro currency borrowings of $30.0 million and $20.0 million, respectively. Interest payments are due January 1, April 1, July 1, and October 1, beginning with July 1, 2005.  The interest rate swaps mature on July 1, 2008.  This interest rate swap agreement was designated as a cash flow hedge. For the quarter ended September 30, 2005, hedge ineffectiveness was immaterial.  The total fair value and carrying amounts related to the interest rate swap agreements at September 30, 2005 was an asset of $0.6 million.

Cross-Currency Interest Rate Swap Agreement

The Company entered into a five year cross-currency and interest rate swap agreement in 2003, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The fair value and carrying amount of this interest rate swap agreement as of September 30, 2005 was a liability of $1.9 million.  During the third quarters and nine months ended September 30, 2005 and 2004, hedge ineffectiveness was immaterial. The change in fair value recognized in “comprehensive income (loss)” was a net increase of $0.1 million and a net reduction of $0.1 million for the quarter and nine months ended September 30, 2005, respectively.  The change in fair value recognized in “comprehensive income (loss)” was a net increase of $0.2 million for the quarter ended September 30, 2004.  There was no change in fair value for the nine months ended September 30, 2004.  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

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

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  To minimize this exposure, Hexcel has entered into a number of foreign currency forward exchange contracts to exchange U.S. dollars for Euros and British Pounds at fixed rates on specified dates through December 2007.  The aggregate notional amount of these contracts was $75.6 million and $18.2 million at September 30, 2005 and December 31, 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the quarters and nine months ended

September 30, 2005 and 2004, hedge ineffectiveness was immaterial.  The change in fair value of the foreign currency cash flow hedges recognized in “comprehensive income (loss)” was a net reduction of $0.2 million and $1.0 million for the quarters ended September 30, 2005 and 2004, respectively, and $2.6 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2005 and 2004 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Unrealized gains (losses) at beginning of period	$(1.1)	$2.6	$1.3	$6.4
Losses (gains) reclassified to net sales	0.5	(1.6)	0.1	(5.0)
Increase (decrease) in fair value	(0.7)	0.6	(2.7)	0.2
Comprehensive income (loss)	$(1.3)	$1.6	$(1.3)	$1.6

Unrealized losses of $1.1 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of September 30, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling and Euros beginning in the fourth quarter of 2004.  The nominal amount of the options was $10.5 million and $10.0 million at September 30, 2005 and December 31, 2004, respectively.  During the third quarter of 2005 there was no overall change in value recognized in “comprehensive loss”.  A loss of $0.1 million reclassified to sales was offset by a $0.1 million decrease in fair value.  During the nine months ended September 30, 2005, the change in fair value recognized in “comprehensive loss” was a reduction of $0.5 million.

Utility Price Risks

The cost of the Company’s energy purchases during the first nine months of 2005 were less than 3% of revenues.  A significant portion of these purchases were made under variable price contracts; however, the Company does enter into fixed price contracts from time to time. With increasing energy prices, the Company’s energy costs increased in the third quarter, 2005 compared to the second quarter. The impact of these increases was not significant in the quarter.

For further information regarding the Company’s market risks, refer to the Company’s 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

As of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter and nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Of the eleven companies that have opted out of the class in the Thomas & Thomas Rodmakers, Inc. case, the Company has entered into statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy.  In addition, Horizon Sports Technologies, Inc., which also opted out of the class, has filed a case on its own behalf, against a number of carbon fiber and carbon fiber prepreg manufacturers, including the Company, alleging antitrust violations based on price fixing and market allocation in the marketing of carbon fiber and carbon fiber prepreg products in the United States (Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.) (the “HST” action)).

Also as previously reported, certain executives of Horizon Sports Technologies, Inc. in 1999 filed as relators on behalf of the U.S. Government, under seal, a qui tam action alleging that certain carbon fiber and carbon fiber prepreg manufacturers, including the Company, submitted claims for payment to the U.S. Government which were false or fraudulent as a result of the antitrust conspiracy alleged in the HST action (United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.) (the “Beck” action)). The case was unsealed and served on the defendants in 2002 when the Department of Justice advised the HST executives who acted as relators that it would not intervene in the case based on the information available at that time, and the case was transferred to the Central District of California in 2005. As a result, the relators are pursuing the qui tam action on behalf of the U.S. and will receive a portion of any recoveries from the defendants approved by the U.S. and the court.

Hexcel has agreed to settle the HST and Beck actions together for $15.8 million.  The settlements are subject to final review and approval by the Department of Justice (Civil Division) and the U.S. District Court. Hexcel denied and continues to deny the allegations in both actions, but believes the costs of continuing defense and the attendant management distraction outweigh the costs of settlement.

The Company has also been joined as a party in numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action. These actions also allege antitrust violations and are brought on behalf of purchasers located in California and in Massachusetts, respectively, who indirectly purchased carbon fiber products. The Company has agreed to settle all such suits for nonmaterial amounts; the Massachusetts case remains subject to formal documentation and court formalities.

In 2004, Hercules Incorporated (“Hercules”), a defendant in the above cases, filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company (whereby the Company acquired the carbon fiber and prepreg assets of Hercules) the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04).  Hercules settled the federal class action for $11.3 million and the Beck case for $8.0 million, and may assert  claims for additional amounts for which it may become liable (by way of settlement or otherwise) under the other cases referred to above.  The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

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

(b) Reports on Form 8-K:

Current Report on Form 8-K dated July 28, 2005 summarizing the Company’s second quarter, 2005 financial results.

Current Report on Form 8-K dated August 9, 2005 relating to an offering of shares of common stock by certain stockholders of the Company and the resignation of two directors.

Current Report on Form 8-K dated August 17, 2005, relating to exercise of the over-allotment option granted in connection with a secondary offering of shares by certain stockholders of the Company.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

November 7, 2005	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.