Form 10-K/A
period 2004-12-31
HEXCEL CORP /DE/
filed 2006-02-27
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–K/A

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 23, 2006
COMMON STOCK	93,071,626

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) – Part III.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005 is to file a revised report, excluding the financial statements of BHA Aero Composite Parts Co., Ltd., the notes thereto, and the related Report of Independent Registered Public Accounting Firm.

Except as otherwise expressly noted herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any other events occurring after the March 11, 2005 filing of the Company’s Annual Report 10-K for the fiscal year ended December 31, 2004.

The Items of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which are amended herein are:

1.  Item 15(a). 1 – Financial Statements, has been amended to exclude the financial statements of BHA Aero Composite Parts Co., Ltd., the notes thereto, and the related Report of Independent Registered Public Accounting Firm.

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

Hexcel Corporation

February 27, 2006	/s/ DAVID E. BERGES
(Date)	David E. Berges
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 27, 2006
(David E. Berges)	Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and	February 27, 2006
(Stephen C. Forsyth)	Chief Financial Officer
(Principal Financial Officer)

*	Corporate Controller	February 27, 2006
(William J. Fazio)	(Principal Accounting Officer)

*	Director	February 27, 2006
(Joel S. Beckman)

*	Director	February 27, 2006
(H. Arthur Bellows, Jr.)

*	Director	February 27, 2006
(Jeffrey C. Campbell)

*	Director	February 27, 2006
(Sandra L. Derickson)

*	Director	February 27, 2006
(James J. Gaffney)

*	Director	February 27, 2006
(Sanjeev K. Mehra)

*	Director	February 27, 2006
(Peter M. Sacerdote)

*	Director	February 27, 2006
(Robert J. Small)

*	Director	February 27, 2006
(Martin L. Solomon)

*By:	/s/ STEPHEN C. FORSYTH
Stephen C. Forsyth Attorney-in-Fact

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2004	2003	2002	2001	2000
Results of Operations (a) (b):
Net sales	$1,074.5	$896.9	$850.8	$1,009.4	$1,055.7
Cost of sales	845.4	722.4	689.5	818.6	824.3
Gross margin	229.1	174.5	161.3	190.8	231.4

Selling, general and administrative expenses	113.1	95.0	85.9	120.9	123.9
Research and technology expenses	21.3	17.7	14.7	18.6	21.2
Business consolidation and restructuring expenses	2.9	4.0	0.5	58.4	10.9
Impairment of goodwill and other purchased Intangibles	—	—	—	309.1	—
Other (income) expense, net	3.0	(2.2)	—	—	—
Operating income (loss)	88.8	60.0	60.2	(316.2)	75.4

Interest expense	47.7	53.6	62.8	64.8	68.7
Non-operating (income) expense, net	2.2	2.6	(10.3)	2.7	—
Gain on sale of Bellingham aircraft interiors business	—	—	—	—	68.3
Income (loss) before income taxes	38.9	3.8	7.7	(383.7)	75.0
Provision for income taxes	11.2	13.5	11.3	40.5	26.3
Income (loss) before equity in earnings (losses)	27.7	(9.7)	(3.6)	(424.2)	48.7
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	1.1	(1.4)	(10.0)	(9.5)	5.5
Net income (loss)	28.8	(11.1)	(13.6)	(433.7)	54.2
Deemed preferred dividends and accretion	(25.4)	(9.6)	—	—	—
Net income (loss) available to common shareholders	$3.4	$(20.7)	$(13.6)	$(433.7)	$54.2
Net income (loss) per share:
Basic	$0.09	$(0.54)	$(0.35)	$(11.54)	$1.47
Diluted	$0.08	$(0.54)	$(0.35)	$(11.54)	$1.32
Weighted average shares outstanding:
Basic	39.3	38.6	38.4	37.6	36.8
Diluted	42.1	38.6	38.4	37.6	45.7

Financial Position:
Total assets	$776.8	$722.7	$708.1	$789.4	$1,211.4
Working capital	$157.3	$140.7	$(530.8)	$80.5	$128.1
Long-term notes payable and capital lease obligations	$430.4	$481.3	$—	$668.5	$651.5
Stockholders’ equity (deficit) (c)	$(24.4)	$(93.4)	$(127.4)	$(132.6)	$315.7

Other Data:
Depreciation and amortization (b)	$52.0	$52.2	$47.2	$63.2	$58.7
Capital expenditures	$38.1	$21.6	$14.9	$38.8	$39.6
Shares outstanding at year-end, less treasury stock (d)	53.6	38.7	38.5	38.2	37.1

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