Form 10-K
period 2005-12-31
HEXCEL CORP /DE/
filed 2006-03-08
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes                            ☒                                    No                                ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes                            ☐                                    No                                ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                            ☒                                    No                                ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                            ☒                                    Accelerated filer    ☐                                 Non-accelerated filer                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                            ☐                                    No                                ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $859,788,751 based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 1, 2006
COMMON STOCK	93,038,134

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel” or “the Company”), is a leading developer and manufacturer of advanced structural materials. The Company develops, manufactures, and markets lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets. The Company’s products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, soft body armor, wind turbine blades, printed wiring boards, high-speed trains and ferries, cars and trucks, window blinds, bikes, skis and a wide variety of other recreational equipment.

The Company serves international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales representation offices located in Asia and Australia. The Company is also an investor in four joint ventures, one of which manufactures and markets reinforcement products in the United States, one of which manufactures and markets composite materials in Japan, and two of which manufacture composite structures and interiors, one in China and one in Malaysia. In December 2005, a decision was made to dissolve the joint venture in Japan. The dissolution is expected to be completed during 2006.

Narrative Description of Business and Business Segments

Hexcel is a vertically integrated manufacturer of products within a single industry: Advanced Structural Materials. Hexcel’s advanced structural materials business is organized around three strategic business segments: Composites, Reinforcements, and Structures.

Composites

The Composites business segment manufactures and markets carbon fibers, prepregs, structural adhesives, honeycomb, specially machined honeycomb parts and composite panels, fiber reinforced thermoplastics, moulding compounds, polyurethane systems, gel coats and laminates that are incorporated into many applications, including military and commercial aircraft, wind turbine blades and recreational products.

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

Helicopter blades

Aircraft surfaces (flaps, wing tips, elevators and fairings)

High-speed ferries, truck and train components

Automotive components and impact protection

Carbon Fibers: Magnamite® carbon fibers are manufactured for sale to third-party customers and for use by Hexcel in manufacturing certain reinforcements and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce finished composite components. Key product applications include structural components for commercial and military aircraft, space launch vehicles, wind blade components, and certain other applications such as recreational equipment.

Prepregs: HexPly® prepregs are manufactured for sale to third-party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Reinforcement fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

Other Fiber-Reinforced Matrix Materials: New fiber reinforced matrix developments include HexMC®, a carbon fiber epoxy sheet moulding compound that enables small- to medium-sized composite components to be mass produced. Hexcel’s HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades. Resin Film Infusion and Resin Transfer Moulding products are enabling quality aerospace components to be manufactured using highly cost-effective processes.

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

Aerospace is the largest market for honeycomb products. Hexcel also sells honeycomb for non-aerospace applications including automotive parts, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, portable shelters, and other industrial uses. In addition, the Company produces honeycomb and prepeg for its Structures business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

Composites
KEY CUSTOMERS	MANUFACTURING FACILITIES

Alenia	Burlington, Washington
Alliant Techsystems	Casa Grande, Arizona
Aircelle	Dagneux, France
BAE Systems	Decatur, Alabama
The Boeing Company	Duxford, England
Bombardier	Linz, Austria
CFAN	Livermore, California
CTRM Aero Composites	Parla, Spain
Cytec Engineered Materials	Pottsville, Pennsylvania
Durakon Industries	Salt Lake City, Utah
EADS (Airbus and Eurocopter)	Welkenraedt, Belgium
Easton
Embraer-Empresa
Fiberblade
GKN
Goodrich
Lockheed Martin
Northrop Grumman
United Technologies
Vestas

The Composites business segment’s net sales to third-party customers were $787.0 million in 2005, $683.9 million in 2004, and $584.8 million in 2003, which represented approximately 68%, 64%, and 65% of the Company’s net sales, respectively. Net sales for Composites are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, about 3% of the Company’s total production of composite materials in 2005 was used internally by the Reinforcements and Structures business units.

The Company also owns a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”). This Composites joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Revenues of DHL in 2005 were $17.0 million, which included sales of products manufactured by the Company and distributed by DHL. As of December 31, 2005, Hexcel has no equity investment balance relating to DHL as the Company previously considered this investment to be other than temporarily impaired. As of December 31, 2005, Hexcel was contingently liable to pay DIC up to $1.8 million with respect to DHL’s debt obligations under certain circumstances.

In December 2005 Hexcel and DIC decided to dissolve the DHL joint venture. The dissolution is expected to be completed during 2006. Hexcel is setting up a sales representation office in Japan to continue to serve its Japanese customers. On January 20, 2006, Hexcel renewed a letter of awareness it had provided to DIC, whereby Hexcel is currently contingently liable to pay up to $1.3 million with respect to DHL’s new debt obligations under certain circumstances. The proceeds from the dissolution will be used to repay bank debt, extinguishing this obligation, and any residual will be distributed under the terms of the governing agreements between the parent companies. The dissolution is not expected to generate a significant gain or loss for the Company.

Reinforcements

The Reinforcements business segment manufactures and markets industrial fabrics and other specialty reinforcement products that are the foundation of composite materials, parts and structures or are used in other industrial applications. The following table identifies the Reinforcements business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USES
REINFORCEMENTS	Industrial Fabrics and Specialty Reinforcements

•             Raw materials for prepregs and honeycomb

•             Structural materials and components used in aerospace, defense, wind energy, automotive, marine, recreation and other industrial applications

•             Soft body armor and other security applications

•             Electronics, primarily high-technology printed wiring board substrates

•             Solar protection and other architectural applications

•             Civil engineering and construction applications

Industrial Fabrics and Specialty Reinforcements: Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers. These reinforcement products are used internally by Hexcel’s Composites business segment and sold to third-party customers for use in a wide range of applications, which are categorized below by the Company in order of size. Revenues derived from “Reinforcements for Composites” (“RFC”) include both third-party customer sales and internal sales to the Composites business segment. Third-party revenues from “Ballistics” are larger than third-party revenues from RFC.

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

•                  Ballistics: Hexcel manufactures reinforcement fabrics used in ballistic applications such as soft body armor, helmets, blankets and panels. These products offer bullet, fragment and puncture resistance and are used worldwide by military services, government agencies, police departments, prison systems, and other law enforcement groups. The Company also manufactures Hexform VIPTM, a composite armor system used for ballistic protection in vehicles, and is developing various new products for use in civilian and military armor panels.

•                  Electronics: Hexcel’s fiber glass fabrics are used to manufacture the substrate materials for printed wiring boards. The Company focuses on high-technology, high-frequency and other specialty boards that are used in electronics applications such as high-end computers, advanced networking telecommunications and cable television equipment and certain automotive components.

•                  Architectural: Hexcel manufactures engineered fabrics used in solar protection and other specialty architectural applications.

•                  General Industrial: Hexcel reinforcement products are also used in a variety of general industry applications including, movie screens, insulating and binding tapes for cables and wires, and automotive components.

Reinforcements

KEY CUSTOMERS	MANUFACTURING FACILITIES

Armor Holdings	Anderson, South Carolina
Composites One	Decines, France
Cytec Engineered Materials	Les Avenieres, France
DHB Industries	Seguin, Texas
Endicott Interconnect Technologies	Statesville, North Carolina
Isola Laminate Systems	Washington, Georgia
J.D. Lincoln
Nelco
Polyclad Laminates
Rogers Corporation

The Reinforcements business segment’s net sales to third-party customers were $291.2 million in 2005, $319.4 million in 2004, and $232.8 million in 2003, which represented approximately 25%, 30%, and 26% of the Company’s net sales, respectively. In addition, approximately 31%, 24%, and 26% by value of the Company’s total production of reinforcement products was used internally to manufacture composite materials in 2005, 2004, and 2003, respectively.

The Reinforcements business segment has a 50% equity ownership interest in TechFab LLC (“TechFab”), headquartered in Anderson, SC. TechFab manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications. TechFab’s revenues were approximately $38 million in 2005. At December 31, 2005, Hexcel had an equity investment balance in TechFab of $5.8 million. Hexcel has no significant exposure to loss in connection with this joint venture.

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

The Structures business segment’s net sales to third-party customers were $83.2 million in 2005, $71.2 million in 2004, and $79.3 million in 2003, which represented approximately 7%, 6%, and 9% of the Company’s net sales, respectively.

The Structures business unit has equity investments in two Asian joint ventures. They consist of BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) and Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”).

In 1999, Hexcel formed BHA Aero with Boeing International Holdings, Ltd. (“Boeing International”) and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft. This joint venture is located in Tianjin, China. During the fourth quarter of 2004, BHA Aero and its equity owners (Hexcel, Boeing International and China

Aviation Industry Corporation 1 (“AVIC”)) reached agreement on a re-capitalization of BHA and a refinancing of BHA’s third-party loans. Pursuant to the terms of the agreement, Hexcel and Boeing International each agreed to purchase newly issued registered capital of BHA for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%. In January 2005, Hexcel and Boeing International made their respective cash equity investments of $7.5 million in BHA. Upon the completion of the equity investment, BHA refinanced its existing bank loans with a new five year bank term loan. The new bank term loan is supported by guarantees from Boeing and AVIC. In addition, as part of the refinancing, Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.

Also in 1999, Hexcel formed Asian Composites with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhadto), to manufacture composite parts for secondary structures for commercial aircraft. Hexcel has a 25% equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia.

Under the terms of the joint venture agreements, Hexcel and Boeing have transferred the manufacture of certain semi-finished composite components to these joint ventures. Hexcel purchases the semi-finished composite components from the joint ventures, inspects and performs additional skilled assembly work before delivering them to Boeing. The joint ventures also manufacture composite components for other tier 1 aircraft component manufacturers. During 2005, these Asian joint ventures had combined revenues of $36.5 million.

Structures
KEY CUSTOMERS	MANUFACTURING FACILITY

Boeing	Kent, Washington
Mitsubishi Heavy Industries	Tianjin, China (JV)
Sikorsky	Alor Setar, Malaysia (JV)

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

Significant Customers

Approximately 18.8%, 19.3%, and 22.7% of 2005, 2004 and 2003 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors. Of the 18.8% of sales to Boeing and its subcontractors in 2005, 13.3% related to commercial aerospace market applications and 5.5% related to space and defense market applications. Approximately 22.1%, 20.7%, and 19.6% of 2005, 2004 and 2003 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors. Of the 22.1% of sales to EADS and its subcontractors in 2005, 18.6% related to commercial aerospace market applications and 3.5% related to space and defense market applications.

(In millions)	2005	2004	2003
Commercial:
Boeing and subcontractors	$154.5	$139.5	$137.8
EADS and subcontractors	215.9	187.7	145.7
Total	$370.4	$327.2	$283.5
Space and Defense:
Boeing and subcontractors	$63.3	$67.4	$65.4
EADS and subcontractors	40.6	34.4	30.2
Total	$103.9	$101.8	$95.6

Markets

Hexcel’s products are sold for a broad range of end-uses. The following tables summarize net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2005	2004	2003
Net Sales by Market
Commercial aerospace	46%	43%	43%
Industrial	31	33	31
Space and defense	18	18	20
Electronics	5	6	6
Total	100%	100%	100%
Net Sales by Geography (a)
United States	45%	49%	47%
U.S. exports	8	7	9
Europe	47	44	44
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the sale was manufactured.

Net Sales to External Customers (b)
United States	46%	49%	48%
Europe	43	41	42
All Others	11	10	10
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the sale was delivered.

Note: Certain prior years’ revenues have been reclassified to conform to the 2005 presentation.

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

The use of advanced structural materials in commercial aerospace is primarily in the manufacture of new commercial aircraft. The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft. The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets. According to industry sources, passenger traffic has grown at an annual compound rate of 5.8% in the period 1974 to 2004. Global economic conditions cause actual passenger traffic growth to fluctuate from year to year, but passenger traffic has only declined on two occasions since 1969: 1991 and 2001 to 2003. While the tragic events of September 11, 2001 caused the two-year decline in air travel and thereby passenger traffic, worldwide passenger traffic has grown significantly in the last three years. The International Civil Aviation Organization estimates that passenger traffic grew by 7.6% in 2005. Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

The second factor, which is less sensitive to the general economy, is the replacement and retrofit rates for existing aircraft. The rates of retirement and refurbishment of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety and noise. These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense. When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft or scrapped.

Each new generation of commercial aircraft has used increasing quantities of advanced structural materials, replacing metals. This follows the trend previously seen in military fighter aircraft where advanced structural materials may now exceed 50% of the weight of the airframe. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials. The airframe of Boeing’s most recently developed aircraft, the 777, which entered service in 1995, is approximately 11% composite. By comparison, the newest generation of aircraft, including the Airbus A380 and Boeing 787, are being built with airframes containing approximately 23% and 50% composite materials, respectively. Airbus has also launched the A350, which it indicates will have a 39% composite content. Hexcel has been awarded contracts to supply substantial quantities of our products to the A380, including the materials to build the central wing box and rear fuselage. While Boeing has chosen another supplier to provide one advanced structural material product form for the wings and fuselage of the 787, the remaining opportunities for advanced structural materials are significant, and this is expected to be an important aircraft for a wide range of Hexcel materials and product forms. The benefit Hexcel ultimately derives from new aircraft programs depends upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of the Company’s products against similar products offered by competitors, and the requirements awarded to the Company by its customers.

Reflecting the demand factors noted above, the number of commercial aircraft delivered by Boeing and Airbus declined by 31% from 1993 to 1995. At the lowest point during this period, Boeing and Airbus reported combined deliveries of 380 aircraft. Beginning in 1996, however, aircraft deliveries by Boeing and Airbus began to rise, growing to a combined record peak of 914 aircraft in 1999. Although relatively stable in 2000 and 2001, combined aircraft deliveries declined to 684 aircraft in 2002 and further declined to 586 aircraft in 2003 after the tragic events of September 11, 2001. In 2004 and 2005, commercial aircraft deliveries have returned to growth, increasing to 605 and 668 aircraft, respectively.

After the tragic events that occurred on September 11, 2001 and the negative impact on passenger traffic and airline profitability, the deferral of existing commercial aircraft orders by airlines as well as a reduction in new orders caused Boeing and Airbus to significantly reduce their production and delivery of commercial aircraft in 2002 and 2003 compared to 2001. The impact of Boeing and Airbus’ delivery changes on Hexcel is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of reduced aircraft production. The dollar value of Hexcel’s materials varies by aircraft type – twin aisle aircraft use more Hexcel materials than narrow body aircraft and newer designed aircraft use more Hexcel materials than older generations. On average, Hexcel delivers products into the supply chain about six months prior to aircraft delivery. Depending on the product, orders placed with Hexcel are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. With the impact of the reduction in demand for commercial aircraft following September 11, 2001, the Company’s annual commercial aerospace revenues declined approximately 28% from 2001 to 2003. With increased aircraft deliveries, Hexcel’s commercial aerospace revenues increased by approximately 19% and 15% in 2004 and 2005, respectively.

Set forth below are historical aircraft deliveries as announced by Boeing and Airbus:

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Boeing (including McDonnell Douglas)	409	312	256	271	375	563	620	491	527	381	281	285	290
Airbus	138	123	124	126	182	229	294	311	325	303	305	320	378
Total	547	435	380	397	557	792	914	802	852	684	586	605	668

Commercial aerospace represented 46% of Hexcel’s 2005 net sales. Approximately 70% of these revenues can be identified by the Company as sales to Boeing, Airbus and their subcontractors for the production of commercial aircraft. The balance of the Company’s commercial aerospace sales are related to regional and business aircraft manufacture, the production of aircraft engines and nacelles (the casings that contain the engines on an aircraft wing), and other commercial aircraft applications. Regional aircraft production has also increased over time, but does not directly follow the cycle of large commercial aircraft deliveries. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Industrial Markets

Hexcel groups under this market segment its revenues from applications for its products outside the aerospace and electronics markets. A number of these applications represent emerging opportunities for the Company’s products. In developing new applications, the Company seeks those opportunities where advanced structural material technology offers significant benefits to the end user, often applications that demand high physical performance. Within this segment, the major end market sub-segments include, in order of size based on Hexcel’s 2005 sales, ballistics (e.g., soft body armor), wind energy, recreational equipment (e.g., bicycles, snowboards, tennis rackets and hockey sticks), and surface transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications). Hexcel’s participation in these market applications is a valuable complement to its commercial and military aerospace businesses, and the Company is committed to pursuing the utilization of advanced structural material technology where industrial customers can generate significant value.

Space & Defense

The space & defense market has historically been an innovator in the use of, and source of significant demand for, advanced structural materials. The aggregate demand by space and defense customers is primarily a function of procurement of military aircraft that utilize advanced structural materials by the United States and certain European governments. The Company is currently qualified to supply materials to a broad range of over 80 military aircraft and helicopter programs. The top ten programs by revenues represent less than 50% of the Company’s Space & Defense revenues with only the C-17 program representing more than 10% of these revenues. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter/Typhoon, as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters. In addition, there are new programs in development such as the F-35 (Joint Strike Fighter or “JSF”) and the EADS A400M military transport planned to enter production later in the decade. The benefits that the Company obtains from these programs will depend upon which ones are funded and the extent of such funding. Space applications for advanced structural materials include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

Contracts for military and some commercial programs contain provisions for termination at the convenience of the U.S. government or the buyer. For example, the Department of Defense announced the cancellation of the RAH-66 Comanche program in 2004. The prime contractors for these programs flow down these provisions to materials suppliers such as the Company. In the case of such a termination, Hexcel is entitled to recover reasonable costs incurred plus a provision for profit on the incurred costs. In addition, according to the terms of a contract, the Company may be subject to U.S. government cost accounting standards in accordance with applicable Federal Acquisition Regulations.

Electronics

The Company is one of the largest Western producers of high-quality, lightweight fiberglass fabrics used in the fabrication of printed wiring board substrates. Our focus is on high-technology, high-frequency and other specialty boards that are used in electronics applications such as high-end computers, advanced networking and telecommunications equipment and certain automotive components.

Starting in the first quarter of 2001, the electronics industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass fabric substrates. As the downturn continued through 2002 and 2003, competition intensified for the business that remained, and pricing pressure increased because of excess production capacity throughout the industry. Meanwhile, the migration of electronics equipment production from the U.S. to Asia accelerated, placing additional pressure on the

Company’s electronics business. To respond to these market changes, the Company has continued to restructure its operations, focusing its activities on those applications demanding higher quantity, higher performing materials, and greater levels of service, while also continuing to serve the needs of its existing key customers.

Further discussion of Hexcel’s markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

In recent years, Hexcel’s customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance. While the Company has many multi-year contracts with its major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by the Company and the terms under which the sales will occur, not the specific quantities to be procured. The Company’s electronics and industrial customers have always desired to order their requirements on as short a lead-time as possible. Twelve-month order backlog is not a meaningful trend indicator for the Company, and therefore, the Company does not monitor it in the management of its business.

Raw Materials and Production Activities

 Hexcel’s manufacturing operations are vertically integrated. The Company produces materials used in the manufacture of industrial fabrics, composite materials and composites structures as well as sells these materials to third-party customers for their use in the manufacture of their products.

The Company manufactures high performance carbon fiber from polyacrylonitrile (“PAN”) precursor it produces at its Decatur, Alabama facility. The primary raw material for PAN is acrylonitrile. Hexcel consumes approximately 51% by value of the carbon fiber it produces and sells the remainder of its output to third-party customers. However, as one of the world’s largest consumers of carbon fiber, the Company purchases significantly greater quantities of carbon fiber than it produces for its own use. The sources of carbon fiber it can use are dictated by its product qualifications. With the increasing demand for carbon fiber, particularly in aerospace applications, the supply of carbon fiber tightened in 2005. As a result, the supply of carbon fiber available for recreational and industrial applications has become restricted and is affecting the ability of the Company and other producers to supply products for these applications until carbon fiber output increases. In response to increasing demand, all carbon fiber manufacturers have announced plans to increase their manufacturing capacity over the next two to three years. In 2005, Hexcel announced its plans to expand its PAN and carbon fiber capacity by about 50% to serve the growing needs of its customers and its own downstream products. The project involves the expansion of our existing plants at Decatur, Alabama and Salt Lake City, Utah as well as the construction of a new carbon fiber plant near Madrid, Spain. The Company anticipates that the Salt Lake City expansion will come into service early in 2007 and be certified to produce fibers for aerospace applications late in that year. The Spanish plant should be certified to produce fibers for aerospace applications during 2008. It is forecast that the project will require an investment of approximately $100.0 million over the next three years. As a result, the Company estimates that including this investment its overall capital expenditures in 2006 will approximate $100.0 million.

The Reinforcements business segment purchases glass, aramid and other high-strength fibers as well as carbon fiber to manufacture industrial fabrics. The Composites business segment consumes approximately 31% of the output of the Reinforcements business, by value, in the form of reinforcements for composite products. The Company purchases glass yarn from a number of suppliers in the United States, Europe and Asia. Aramid and high strength fibers are produced by only a few companies, and during periods of high demand, can be in short supply.

In addition to reinforcement fabrics and fibers, the Composites business segment purchases, among other raw materials, epoxy and other specialty resins, aramid paper and aluminum specialty foils to use in the manufacture of its composite products. When entering into multi-year contracts with its aerospace customers, the business attempts to get back-to-back commitments from its key raw material suppliers.

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

Hexcel spent $25.4 million, $23.6 million and $19.8 million for R&T in 2005, 2004 and 2003, respectively. The Company increased its R&T spending in 2005 to support new products and new commercial aircraft qualification activities. These expenditures were expensed as incurred.

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes that its policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on the Company’s overall operations.

The Company’s aggregate environmental related accruals at December 31, 2005 and 2004 were $4.2 million and $4.7 million, respectively. As of December 31, 2005 and December 31, 2004, $1.4 million and $1.6 million, respectively, was included in other current accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.9 million and $1.6 million higher at December 31, 2005 and 2004, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2005, 2004 and 2003, was $1.4 million, $1.0 million and $2.4 million, respectively. In addition, the Company’s operating costs relating to environmental compliance were $6.5 million, $6.0 million and $4.9 million, for 2005, 2004 and 2003, respectively and were charged directly to expense. Capital expenditures for environmental matters approximated $1.1 million in each of 2005 and 2004, and $0.7 million in 2003. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2006 to approximate spending levels in prior years. A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and salespeople sell and market Hexcel products directly to customers worldwide. The Company also uses independent distributors and manufacturer representatives for certain products, markets and regions. In addition, the Company operates various sales representation offices in the United States, Europe and the Pacific Rim.

Competition

In the production and sale of advanced structural materials, Hexcel competes with numerous U.S. and international companies on a worldwide basis. The broad markets for the Company’s products are highly competitive, and the Company has focused on both specific markets and specialty products within markets to obtain market share. In addition to competing directly with companies offering similar products, the Company competes with producers of substitute structural materials such as structural foam, wood and metal. Depending upon the material and markets, relevant competitive factors include approvals, technology, product performance, delivery, service, price and customer preference for sole sourcing.

Employees

As of January 31, 2006, Hexcel employed 4,455 full-time employees, 2,486 in the United States and 1,969 in other countries. The number of full-time employees as of December 31, 2005, 2004 and 2003 was 4,460, 4,406 and 4,084, respectively. The increase in full-time employees in 2005 and 2004 was in response to higher demand for the Company’s products across all markets, particularly from commercial aerospace and industrial market applications. For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 3 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Other Information

The Company’s internet website is www.hexcel.com. The Company makes available, free of charge through its website, its Form 10-Ks, 10-Qs and 8-K’s, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM                  1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties. You should consider the following risk factors carefully, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase any of our securities.

The industries in which the Company operates are cyclical, and downturns in them may adversely affect the results of our operations.

The core industries in which the Company operates are, to varying degrees, cyclical and have historically experienced downturns. The Company is currently in an upturn of demand in the commercial aerospace and wind energy industries. However, a downturn in these industries could occur at any time, and in the event of a downturn, the Company has no way of knowing if, when and to what extent there might be a recovery. Any deterioration in any of the cyclical industries the Company serves could adversely affect the Company’s financial performance and operating results.

While Boeing and Airbus increased their production and deliveries of commercial aircraft in 2005 and are making further increases in 2006, the demand for new commercial aircraft is cyclical and any reduction could result in reduced net sales for the Company’s commercial aerospace products and could reduce the Company’s profit margins. Approximately 46% of the Company’s net sales for 2005 was derived from sales to the commercial aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including a terrorist event similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth.

In addition, the Company’s customers continue to emphasize the need for improved yield in the use of the Company’s products and cost reduction throughout the commercial aerospace supply chain. In response to these pressures, the Company reduced the price of some commercial aerospace products in recent years and is likely to continue to do so in the future. Where possible, the Company seeks to offset or mitigate the impact of such price and cost reductions by productivity improvements and reductions in the costs of the materials and services the Company procures.

A significant decline in business with Boeing, EADS or other significant customers could materially impair the Company’s business, operating results, prospects and financial condition.

Approximately 19% of the Company’s net sales for both of the years ended December 31, 2005 and December 31, 2004, was made to Boeing and its related subcontractors. Approximately 22% and 21% of the Company’s net sales for the years ended December 31, 2005 and December 31, 2004, respectively, was made to EADS, including Airbus and related subcontractors. Accordingly, the loss of, or significant reduction in purchases by, either of these customers or other significant customers could materially impair the Company’s operating results and weaken our financial condition. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors. For example, our revenues for 2005 were affected by a strike at Boeing in the third quarter of 2005 combined with Boeing’s decision not to make up the resulting delivery shortfalls in the fourth quarter of that year.

Reductions in space and defense spending could result in a decline in the Company’s net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, production may not continue to grow nor may the increased demand for replacement helicopter blades continue. The production of military aircraft depends upon U.S. and European defense budgets and the related demand for defense and related equipment. As evidenced by recently announced cuts in the U.S. defense budget, these budgets may decline, and sales of products used in defense and related equipment by U.S. and foreign governments may not continue at expected levels. Approximately 18% of the Company’s net sales in 2005 and 2004 was derived from space and defense industries. In addition, a portion of the Company’s industrial market application sales were ballistic reinforcement materials sold to customers manufacturing soft body armor. Demand for soft body armor increased significantly in recent years as the U.S.

military forces and their allies re-equipped their personnel. This re-equipment cycle appears to have peaked in 2004, and revenues from these soft body armor applications have declined in 2005 and may continue to decline in 2006. The space and defense industries are largely dependent upon government defense budgets, particularly the U.S. defense budget.

A decrease in supply or increase in cost of the Company’s raw materials could result in a material decline in the Company’s profitability.

Because the Company purchases large volumes of raw materials, such as epoxy and phenolic resins, aluminum foil, carbon fiber, fiberglass yarn and aramid paper and fiber, any restrictions on the supply or the increase in the cost of our raw materials could significantly reduce its profit margins. Efforts to mitigate restrictions on the supply or price increases of the Company’s raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to the Company’s customers may not be successful. The Company’s profitability depends largely on the price and continuity of supply of these raw materials, which are supplied by a limited number of sources. With increased demand for carbon fiber and constrained supply, the Company has made, and will continue to make, capital expenditures to increase output from its manufacturing capacity in 2006. In addition, the Company is implementing an expansion of its carbon fiber manufacturing capacity to increase output by approximately 50% with the new capacity to come on stream in 2007 and 2008. Other carbon fiber producers have also announced plans to increase their carbon fiber manufacturing capacity. Nevertheless, constrained industry-wide supply is currently restricting the availability of carbon fiber particularly for recreational and industrial applications and could also restrict availability for aerospace applications depending on the rate of growth in commercial aircraft production and the timing of the completion of announced new capacity additions. In addition, qualification to use raw materials in some of the Company’s products limits the extent to which the Company is able to substitute alternative materials for these products. The Company’s ability to pass on these costs to its customers is, to a large extent, dependent on the terms of the Company’s contracts with the its customers and industry conditions, including the extent to which the Company’s customers would switch to alternative materials it does not produce in the event of an increase in the prices of the Company’s products.

The Company’s substantial international operations are subject to uncertainties which could affect its operating results.

The Company believes that revenue from sales outside the U.S. will continue to account for a material portion of its total revenue for the foreseeable future. Additionally, the Company has invested significant resources in its international operations and the Company intends to continue to make such investments in the future. The Company’s international operations are subject to numerous risks, including:

•                  the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•                  foreign customers may have longer payment cycles than customers in the U.S.;

•                  compliance with U.S. Department of Commerce and Foreign export controls;

•                  tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•                  general economic and political conditions in the countries where the Company operates may have an adverse effect on its operations in those countries or not be favorable to its growth strategy;

•                  foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on the Company’s business and market opportunities; and

•                  the potential difficulty in enforcing intellectual property rights in some foreign countries.

Any one of the above could adversely affect the Company’s financial condition and results of operations.

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of the Company’s business. For example, the Company’s European operations sell some of the products they produce in U.S. dollars, yet the labor and overhead costs incurred in the manufacture of those products is denominated in Euros or British pound sterling. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of the Company’s foreign subsidiaries will vary with fluctuations in currency exchange rates. While the Company enters into currency exchange rate hedges from time to time to mitigate these types of fluctuations, the Company cannot remove all fluctuations or hedge all exposures, and its earnings are impacted by changes in currency exchange rates.

During the past several years, some countries in which the Company operates or plans to operate have been characterized by varying degrees of inflation and uneven growth rates. The Company currently does not have political risk insurance in the countries in which it conducts business. While the Company carefully considers these risks when evaluating its international operations, the Company cannot provide assurance that it will not be materially adversely affected as a result of such risks.

The Company could be adversely affected by environmental and safety requirements.

The Company’s operations require the handling, use, storage and disposal of certain regulated materials and wastes. As a result, the Company is subject to various laws and regulations pertaining to pollution and protection of the environment, health and safety. These requirements govern, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and remediation of contaminated sites. The Company has made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations. These laws and regulations are complex, change frequently and could become more stringent in the future.

The Company has been named as a “potentially responsible party” under the federal Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. In connection with the Company’s Lodi, New Jersey facility, the Company, along with the approximately 60 other companies, has been directed by state and federal regulatory authorities to contribute to the assessment and restoration of a stretch of the Passaic River, a project currently estimated to cost $1 billion. Although the Company is vigorously contesting its involvement with this project on scientific and legal grounds, the Company may ultimately be required to assume a share of the liability. The Company has also incurred and likely will continue to incur expenses to investigate and clean up its existing and former facilities. The Company has incurred substantial expenses for its work at these sites over a number of years, and these costs, for which it believes it has adequate reserves, will continue for the foreseeable future. The ongoing operation of the Company’s manufacturing plants also entails environmental risks, and the Company may incur material costs or liabilities in the future which could adversely affect it.

In addition, the Company may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. Although most of the Company’s properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, the Company may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See “Legal Proceedings” below and Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The interests of the Company’s significant stockholders may be different than your interests.

The Goldman Sachs investors own approximately 15.2% of the Company’s common stock and the Berkshire/Greenbriar investors own approximately 10.2% of the Company’s outstanding common stock. Under the

Company’s governance agreement with the Goldman Sachs investors, the Goldman Sachs investors are entitled to designate two nominees for election to our ten-member Board of Directors and one director to serve on each committee of our Board of Directors. Under the stockholders agreement with the Berkshire/Greenbriar investors, the Berkshire/Greenbriar investors are entitled to designate one nominee for election to the Company’s Board of Directors. In addition, the governance agreement provides that the Company’s Board of Directors will not authorize specified types of significant transactions without the approval of a majority of the directors nominated by the Goldman Sachs investors. The interests of the Goldman Sachs investors and the Berkshire/Greenbriar investors may be different than your interests. See “Certain Relationships and Related Transactions,” incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, for a more detailed description of the governance agreement and the stockholders agreement.

On February 28, 2006, the Company filed a registration statement on Form S-3 for the sale by the Berkshire/Greenbriar investors and Goldman Sachs investors of substantially all of their shares of Hexcel common stock. This registration statement was filed pursuant to existing registration rights held by the Berkshire/Greenbriar investors and Goldman Sachs investors. If this offering is consummated, the governance agreement and stockholders agreements with the investors will terminate, and the investors will no longer have board representation rights. For additional information, see Note 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

The Company has substantial debt that could limit its ability to satisfy its debt obligations and reduce the effectiveness of its operations.

The Company has substantial debt and debt service requirements. The Company cannot assure you that it will generate sufficient cash flow from operations, or that it will be able to obtain sufficient funding, to satisfy its debt service obligations. The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company’s control. As of December 31, 2005, the Company had $419.8 million of total debt, or $398.8 million of total debt, net of cash on hand. This substantial level of debt has important consequences, including:

• placing the Company at a competitive disadvantage compared to its competitors that have less debt;

• limiting the Company’s ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of its growth strategy and research and technology costs;

• limiting the Company’s ability to use operating cash flow for working capital, capital expenditures, debt service requirements and other areas of its business;

• increasing the Company’s vulnerability to general adverse economic and industry conditions; and

• limiting the Company’s ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

The operating and financial restrictions and covenants that are contained in the Company’s existing debt agreements may impair its ability to finance future operations or capital needs. Also, the Company’s senior credit facility requires that it maintain compliance with specified financial ratios. A breach of any of these restrictions or covenants could cause a default with respect to the Company’s debt, upon which, a significant portion of the Company’s debt may then become immediately due and payable.

Our forward-looking statements and projections may turn out to be inaccurate.

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) expectations of increases in production and delivery rates commercial aircraft by Airbus and Boeing; (b) expectations of composite content on new commercial aircraft programs; (c) expectations regarding the growth in the production of military aircraft and helicopters in 2006 and beyond and the trend in funding for military aircraft programs; (d) expectations regarding future business trends in the electronics fabrics industry; (e) expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (f) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (g) expectations as to the availability of carbon fibers; (h) expectations as to joint venture loan guarantees and the dissolution of DHL; (i) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency under the Company’s senior credit facilities and other financial resources to fund the Company’s worldwide operations in 2006 and beyond; and (k) the impact of various market risks, including fluctuations in the interest rates underlying the Company’s variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of the Company’s common stock.

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

ITEM                  1B. Unresolved Staff Comments

None.

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

Manufacturing Facilities

Facility Location	Business Segment	Principal Products

United States:
Anderson, South Carolina	Reinforcements	Industrial Fabrics
Burlington, Washington	Composites	Honeycomb Parts
Casa Grande, Arizona	Composites	Honeycomb and Honeycomb Parts
Decatur, Alabama	Composites	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	Structures	Composite Structures
Livermore, California	Composites	Prepregs
Pottsville, Pennsylvania	Composites	Honeycomb Parts
Salt Lake City, Utah	Composites	Carbon Fibers; Prepregs
Seguin, Texas	Reinforcements	Industrial Fabrics; Specialty Reinforcements

Statesville, North Carolina	Reinforcements	Electronic Fabrics; Industrial Fabrics
Washington, Georgia	Reinforcements	Electronic Fabrics; Industrial Fabrics

International:
Dagneux, France	Composites	Prepregs
Decines, France	Reinforcements	Industrial Fabrics; Specialty Fabrics
Duxford, United Kingdom	Composites	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Les Avenieres, France	Reinforcements	Electronic Fabrics; Industrial Fabrics; Specialty Reinforcements
Linz, Austria	Composites	Prepregs
Parla, Spain	Composites	Prepregs
Welkenraedt, Belgium	Composites	Honeycomb and Honeycomb Parts

Hexcel leases the land on which the Burlington, Washington, facility is located. The Company also leases portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France. The Company owns all other remaining facilities. In connection with the Company’s debt refinancing, on March 1, 2005, the Company granted mortgages in connection with the Company’s new senior secured credit facility on the facilities located in Anderson, South Carolina; Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Livermore, California; Salt Lake City, Utah; Seguin, Texas; Statesville, North Carolina; and Washington, Georgia. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes 2 and 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

In November 2005, the Company announced its plans to build a carbon fiber plant near Madrid, Spain in connection with its carbon fiber expansion program. In January 2006, the Company entered into an agreement to purchase land at Illescas, Spain on which to construct the plant. The Company will install one carbon fiber line initially, with capacity for the installation of additional lines as required to meet demand for new programs. The Company expects the new line to be qualified for the production of aerospace products in 2008.

In January 2006, Hexcel announced plans to consolidate its North American electronics production activities into the Statesville, North Carolina plant and to close the plant in Washington, Georgia. These actions are expected to be completed in 2006. In January 2004, the Company announced its intention to consolidate the activities of its Livermore, California facility into its other manufacturing facilities, principally into its Salt Lake City, Utah plant. The Livermore, California facility will continue to operate until the Company has successfully transferred all production from Livermore to its other manufacturing facilities, which is anticipated to be completed in 2007.

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

In October 2003, Hexcel, along with 66 other entities, received a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including Hexcel’s Lodi facility, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed Hexcel from the directive. In February 2004, Hexcel received a general notice letter from the EPA which requested Hexcel, along with 42 other entities, to consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed and, in May 2005, Hexcel agreed to participate with 39 other entities in financing such study up to $10 million, in the aggregate. In October 2005, Hexcel and the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the cost of the EPA study was expected to significantly exceed the earlier EPA estimate by as much as $40 million; Hexcel and the other recipients are not obligated by their agreement to share in such excess. Hexcel believes it has viable defenses to the EPA claims and Hexcel expects that other as yet unnamed parties also will receive notices from the EPA, respectively. Hexcel’s ultimate liability, if any, under these claims cannot be determined at this time.

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

The Company’s estimate of its liability as a PRP and its remaining costs associated with its responsibility to remediate the Lodi, New Jersey and Kent, Washington cites is accrued in the consolidated balance sheets. As of December 31, 2005 and 2004, the aggregate environmental related accruals were $4.2 million and $4.7 million, respectively. As of December 31, 2005 and 2004, $1.4 million and $1.6 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.9 million and $1.6 million higher at December 31, 2005 and 2004, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for the years ended December 31, 2005, 2004 and 2003 was $1.4 million, $1.0 million, and $2.4 million, respectively. In addition, the Company’s operating costs relating to environmental compliance were $6.5 million, $6.0 million and $4.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $1.1 million for the years ended December 31, 2005 and 2004, respectively, and $0.7 million for the year ended December 31, 2003. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2006 to approximate spending levels in prior years. A discussion of environmental matters is contained above and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Proceedings

Hexcel has previously disclosed that it has settled several lawsuits alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The lawsuits were Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx);, numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action; Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.); and United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.). With respect to all of such lawsuits, Hexcel denied and continues to deny the allegations, but believed that the costs of continuing defense outweighed the costs of settlement. Eleven companies opted out of the class in the Thomas & Thomas Rodmakers, Inc. case. The Company has statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy. To date, none of the opt-out companies nor the co-defendant has asserted any claim against the Company. Hercules Incorporated (“Hercules”) was one of a number of co-defendants in the above antitrust lawsuits. In 2004, Hercules filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company (whereby the Company acquired the carbon fiber and prepreg assets of Hercules) the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the above antitrust lawsuits for an aggregate of $24.4 million. The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

On February 9, 2006, the US Department of Justice (“DOJ”) informed Hexcel that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert against Hexcel with respect to Zylon fiber fabric that the Company made and was incorporated into allegedly defective body armor manufactured by some of the Company’s customers. The Zylon fiber was produced by Toyobo Co., Ltd. (“Toyobo”), woven into fabric by Hexcel and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.

In 2003, there were two incidents involving the alleged in-service failure of Zylon body armor manufactured by Second Chance Body Armor (“Second Chance”). The Company understands that the root cause of these failures is still under investigation. For some time prior to these incidents, Toyobo had been providing data to the industry showing that certain physical properties of Zylon fiber were susceptible to degradation over time and under certain environmental conditions. Following these incidents, the National Institute of Justice (“NIJ”), a division of the DOJ, and a number of body armor manufacturers conducted extensive investigations of Zylon fiber and body armor containing Zylon fiber. These investigations ultimately resulted in a number of voluntary recalls of Zylon body armor by certain manufacturers and a finding by the NIJ that Zylon fiber is not suitable for use in body armor. Prior to these findings, the DOJ had filed civil actions against Toyobo and Second Chance alleging that they had conspired to withhold information on the degradation of Zylon, caused defective body armor to be purchased under the U.S. Government funding program, and therefore were liable to the U.S. Government under the False Claims Act and various common law claims. In addition, a number of private civil actions were commenced against Toyobo and Second Chance, certain of which the Company understands have been settled by Toyobo. Although Second Chance’s assets were purchased by another body armor manufacturer (Armor Holdings Inc.), the Company understands its Zylon-related liabilities were retained and that Second Chance is currently in a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. The DOJ actions are still pending against Toyobo and Second Chance. The DOJ’s tolling request indicates that it is evaluating whether to assert claims against Hexcel. Hexcel is currently evaluating the DOJ’s tolling request.

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

Hexcel did not declare or pay any dividends in 2005, 2004 or 2003. The payment of dividends is limited under the terms of certain of the Company’s debt agreements.

On March 1, 2006, there were 1,351 holders of record of Hexcel common stock.

ITEM 6.   Selected Financial Data

The information required by Item 6 is contained on page 37 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 38 to 64 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 59 to 62 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.   Consolidated Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 65 to 116 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 67 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As of December 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

There were no significant changes in the Company’s internal control over financial reporting identified by management that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting are contained on pages 66 to 68 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant:

The information regarding directors and executive officers of the Company, including information regarding Section 16(a) beneficial ownership reporting compliance, will be contained in Hexcel’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in Hexcel’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in Hexcel’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 will be contained in Hexcel’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.  Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in Hexcel’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as a part of this report:

1. Financial Statements

The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K beginning on page 65.

2. Financial Statement Schedule

The financial statement schedule required by Item 15(a)(2) is included on page 116 of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 1 to Hexcel’s Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).

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

4

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

Hexcel Reinforcements Corp., as Guarantors, in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent for and representative of any swap counterparties defined therein and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.3 to Hexcel’s Current Report on Form 8-K dated March 2, 2005)

10.4*

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.4(a)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 11, 2003 (incorporated herein by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.4(b)*	Hexcel Corporation 2003 Incentive Stock Plan as amended and restated May 19, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.5*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-36163).

10.5(a)*

Hexcel Corporation Incentive Stock Plan as amended and restated January 30, 1997 and further amended December 10, 1997 (incorporated herein by reference to Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.5(b)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.5(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.5(d)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.5(e)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5(f)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.6(a)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit 10.1 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.6(b)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6(c)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6(d)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.7*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on May 19, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.8*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Form of Employee Option Agreement (2005) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2004).

10.10*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.11*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.12*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15*	Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form

10-K for the fiscal year ended December 31, 1999).

10.16*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.17*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.18*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.19*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.20*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

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

10.27*	Form of Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.13 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.28*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.29*	Form of Restricted Stock Unit Agreement (2006) (incorporated by reference to Exhibit

99.1 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.30*	Form of Restricted Stock Unit Agreement (2005) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 12, 2005).

10.31*	Form of Restricted Stock Unit Agreement (2004) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.32*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2004, 2005) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.33*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.34*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.35*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.36*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.37*	Form of Performance Based Award Agreement (2006) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.38*

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.39*	Hexcel Corporation Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

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

10.40(c)*

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

10.40(g)*

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

10.41(a)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.41(b)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.41(c)*

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

10.42(a)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.42(b)*

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

10.45(b)*

Service Agreement, dated August 9, 1990, between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.45(c)*

Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.45(d)*

Letter Agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

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

10.47(b)*

Executive Deferred Compensation and Consulting Agreement, dated as of April 22, 1996, between Hexcel Corporation and Joseph H. Shaulson (incorporated by reference to Exhibit 10.53(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.48*

Form of Amendment, dated as of November 16, 2004, to Executive Severance Agreement dated as of February 3, 1999 between Hexcel Corporation and each of Messrs. Stephen C. Forsyth, Ira J. Krakower and Joseph H. Shaulson (incorporated herein by reference to

Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.49*	Director Compensation Program (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.49(a)*	Director Compensation Program, as of December 15, 2005 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 20, 2005).

10.50

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

10.53

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

10.58

Purchase Agreement, dated January 27, 2005, between Hexcel Corporation and Goldman, Sachs & Co. as representative of the several purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 31, 2005).

10.59

Exchange and Registration Rights Agreement dated as of February 1, 2005 between Hexcel Corporation and Goldman, Sachs and Co. as representatives of the initial purchasers of the 6.75% Senior Subordinated Notes due 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.60

Underwriting Agreement, dated as of August 3, 2005, between Hexcel Corporation and Goldman, Sachs & Co. and Credit Suisse First Boston LLC as representatives of the several underwriters named on schedule I thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 9, 2005).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut.

Hexcel Corporation

March 7, 2006	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	March 7, 2006
(David E. Berges)	Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and	March 7, 2006
(Stephen C. Forsyth)	Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM J. FAZIO	Corporate Controller	March 7, 2006
(William J. Fazio)	(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	March 7, 2006
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.	Director	March 7, 2006
(H. Arthur Bellows, Jr.)

/s/ LYNN BRUBAKER	Director	March 7, 2006
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	March 7, 2006
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	March 7, 2006
(Sandra L. Derickson)

/s/ DAVID C. HURLEY	Director	March 7, 2006
(David C. Hurley)

/s/ SANJEEV K. MEHRA	Director	March 7, 2006
(Sanjeev K. Mehra)

/s/ PETER M. SACERDOTE	Director	March 7, 2006
(Peter M. Sacerdote)

/s/ MARTIN L. SOLOMON	Director	March 7, 2006
(Martin L. Solomon)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2005	2004	2003	2002	2001

Results of Operations (a):
Net sales	$1,161.4	$1,074.5	$896.9	$850.8	$1,009.4
Cost of sales	907.2	845.4	722.4	689.5	818.6
Gross margin	254.2	229.1	174.5	161.3	190.8

Selling, general and administrative expenses	106.6	110.8	92.9	85.3	120.9
Research and technology expenses	25.4	23.6	19.8	15.3	18.6
Business consolidation and restructuring expenses	2.9	2.9	4.0	0.5	58.4
Impairment of goodwill and other purchased Intangibles	—	—	—	—	309.1
Other (income) expense, net	15.1	3.0	(2.2)	—	—
Operating income (loss)	104.2	88.8	60.0	60.2	(316.2)

Interest expense	33.9	47.7	53.6	62.8	64.8
Non-operating (income) expense, net	40.9	2.2	2.6	(10.3)	2.7
Income (loss) before income taxes	29.4	38.9	3.8	7.7	(383.7)
Provision (benefit) for income taxes	(108.3)	11.2	13.5	11.3	40.5
Income (loss) before equity in earnings (losses)	137.7	27.7	(9.7)	(3.6)	(424.2)
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	3.6	1.1	(1.4)	(10.0)	(9.5)
Net income (loss)	141.3	28.8	(11.1)	(13.6)	(433.7)
Deemed preferred dividends and accretion	(30.8)	(25.4)	(9.6)	—	—
Net income (loss) available to common shareholders	$110.5	$3.4	$(20.7)	$(13.6)	$(433.7)
Net income (loss) per share:
Basic	$1.84	$0.09	$(0.54)	$(0.35)	$(11.54)
Diluted	$1.51	$0.08	$(0.54)	$(0.35)	$(11.54)
Weighted average shares outstanding:
Basic	60.0	39.3	38.6	38.4	37.6
Diluted	93.7	42.1	38.6	38.4	37.6

Financial Position:
Total assets	$880.6	$776.8	$722.7	$708.1	$789.4
Working capital (deficit)	$174.5	$157.3	$140.7	$(530.8)	$80.5
Long-term notes payable and capital lease obligations	$416.8	$430.4	$481.3	$—	$668.5
Stockholders’ equity (deficit) (b)	$210.7	$(24.4)	$(93.4)	$(127.4)	$(132.6)

Other Data:
Depreciation and amortization (a)	$47.3	$52.0	$52.2	$47.2	$63.2
Capital expenditures and deposits for capital purchases	$66.9	$38.1	$21.6	$14.9	$38.8
Shares outstanding at year-end, less treasury stock	92.5	53.6	38.7	38.5	38.2

(a)          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  Prior to adopting FAS 142, goodwill was amortized on a straight-line basis over estimated economic lives, ranging from 15 years to 40 years.  As a result of adopting FAS 142, goodwill is no longer amortized, but instead is tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that goodwill might be impaired.  Amortization of goodwill and other purchased intangibles was $12.5 million in 2001.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2005	2004	2003
Net sales	$1,161.4	$1,074.5	$896.9
Gross margin %	21.9%	21.3%	19.5%
Operating income	$104.2	$88.8	$60.0
Operating income %	9.0%	8.3%	6.7%
Non-operating expense, net	$40.9	$2.2	$2.6
Provision (benefit) for income taxes (a)	$(108.3)	$11.2	$13.5
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	$3.6	$1.1	$(1.4)
Net income (loss)	$141.3	$28.8	$(11.1)
Deemed preferred dividends and accretion	$(30.8)	$(25.4)	$(9.6)
Net income (loss) available to common shareholders	$110.5	$3.4	$(20.7)
Diluted net income (loss) per common share	$1.51	$0.08	$(0.54)

(a)          The provision (benefit) for income taxes includes a non-cash benefit of $119.2 million arising from the reversal of the majority of the previously recorded valuation allowance against the Company’s U.S. deferred tax assets as of December 31, 2005.  Prior to the reversal of the valuation allowance against the Company’s U.S. deferred tax assets, the Company’s tax provision primarily reflected taxes on foreign income.  Included in the 2003 results is the impact of recognizing a non-cash valuation allowance on a Belgian deferred tax asset of $4.7 million.  The Company will continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses) until such time as the Belgian operations generate income in future years to utilize the net operating losses in full.

Business Trends

In 2005 the Company saw further strengthening in the commercial aerospace, military aerospace and wind energy markets.  As a result, these markets led the Company’s overall growth in sales revenues.  The Company gained operating leverage from these increased sales revenues, further expanding its margins during the year.

•                  Overall, 2005 was a strong year for the commercial aerospace market.  The International Civil Aviation Organization estimates that global passenger traffic measured as revenue passenger kilometers increased by 7.6% in 2005.  Boeing and Airbus have reported that their commercial aircraft orders more than tripled from 642 in 2004 to 2,142 in 2005.  Despite the strike that impacted Boeing’s aircraft production in September 2005, Boeing and Airbus reported that their deliveries of commercial aircraft increased from 605 in 2004 to 668 in 2005 and have announced they expect to further increase deliveries in 2006 and 2007.

•                  Reflecting the strength of its customers’ demand, the Company’s commercial aerospace sales in constant currency increased by 14.6% in 2005 compared to 2004 despite two transient events that impacted its commercial aerospace revenues in the second half of the year.  First, in the summer of 2005, Airbus announced its decision to push out the first delivery of the A380 by six months to the end of 2006.  As a result of supply chain adjustments stemming from this announcement, the Company’s revenues from this program were significantly lower in the second half of 2005 compared to the first half of 2005 or the second half of 2004.  Secondly, the Boeing strike in September 2005 reduced Boeing’s 2005 aircraft deliveries by up to an estimated 30 aircraft, which also resulted in supply chain adjustments that impacted the Company’s revenues in the second half of 2005 compared to the first half of 2005.

•                  During 2005, the commercial aerospace industry further confirmed the longstanding trend of utilizing a greater proportion of advanced composite materials with each new generation of aircraft.  Among the new aircraft orders received by Boeing and Airbus were orders for their new composite-rich aircraft in development.  Boeing recorded 291 firm orders for its 787 Dreamliner aircraft as well as 88 additional commitments.  Boeing has indicated that this aircraft will have about 50% composite content by weight, which reportedly will include composite wings and fuselage, compared to the 11% composite content used in the construction of its 777 aircraft.  The 787 is expected to enter into service in 2008.  Airbus reported that it received 172 orders and commitments for its A350 aircraft in 2005.  Airbus has indicated that this aircraft will have about 39% composite content by weight.  The A350 is expected to enter into service by 2010.  Meanwhile, in spring 2005 the Airbus A380 completed its maiden flight and is now well advanced in its testing and certification program.  The A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured.

•                  The benefit Hexcel ultimately derives from new aircraft programs depends upon a number of factors, including the design requirements of its customers, the suitability of the Company’s products to meet those requirements, the competitive position of the Company’s products against similar products offered by the Company’s competitors, and the requirements its customers and their subcontractors award to the Company. The Company expects the continuing transition from metals to composites will continue to increase the Company’s average revenues per aircraft over time.

•                  Space & Defense sales increased in constant currency by 8.4% in 2005 compared to 2004.  The Company continues to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs.  Revenues related to helicopter programs such as the V-22 Osprey, Blackhawk, Tiger, and NH90 as well as blade replacement programs provided the greatest contribution to growth during 2005.

•                  The growth in Hexcel’s revenues from applications outside aerospace slowed in 2005.  Sales of ballistic reinforcement fabrics used in soft body armor in 2005 were lower than the 2004 surge levels that accompanied the peak of Outer Tactical Vest production for the U.S. military.  Revenues from materials used to build the blades of wind turbine applications again showed strong growth, up over 50% in constant currency compared to 2004.  The growth was driven by the increased number of global wind turbine installations and market share gains made in 2004.  Sales to other industrial applications, including recreational products, were constrained by the global shortage of industrial carbon fiber.

•                  Sales to electronics applications in 2005 decreased by 8.3% in constant currency compared to 2004.  Revenues in this market continue to be difficult to predict.  In December 2005, Hexcel announced plans to consolidate certain of its glass fabric production activities in France and in January 2006, announced plans to consolidate its North American electronics production activities into the Statesville, North Carolina plant and as a result, close its plant in Washington, Georgia. These programs are aimed at matching regional production capacities with anticipated demand and will be completed in 2006.

Significant Transactions and Events

Refinancing of Long-Term Debt

During the first quarter of 2005, the Company took a series of actions to refinance substantially all of its long-term debt.  The purpose of the refinancing was to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long-term debt.  As a result of the refinancing and repayments of debt in both 2004 and 2005, interest expense reduced from $47.7 million in 2004 to $33.9 million in 2005.

Deferred Tax Asset Valuation Allowance

During the fourth quarter of 2005, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), the Company reversed the majority of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets except for that portion where the evidence does not yet support a reversal.  FAS 109 requires that positive evidence supporting a reversal of a valuation allowance outweigh any negative evidence.  Based on a detailed analysis conducted during the fourth quarter of 2005, the Company concluded that evidence exists to support the U.S. valuation allowance reversal as of December 31, 2005.

As a result of the Company’s decision to reverse the valuation allowance, the Company recorded in the fourth quarter of 2005 a $119.2 million benefit to its tax provision.  In addition, the Company increased its additional paid-in capital by $10.8 million for the tax benefit related to the conversion of restricted stock units and the exercise of stock options embedded in the NOLs and tax affected the balances held in “accumulated other comprehensive income (loss)”.

As of December 31, 2005, no evidence exists to support the reversal of the $5.5 million valuation allowance related to the Belgian subsidiary.  Consistent with prior quarters, the Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Secondary Offering of Common Stock and Conversions of Mandatorily Redeemable Convertible Preferred Stock

In August 2005, the Company completed a secondary offering of 16,615,765 shares of Hexcel’s common stock by certain of its shareholders and the related conversion of mandatorily redeemable convertible preferred stock.  Common shares offered included 8,098,002 shares offered by affiliates of the Goldman Sachs Group, Inc., and 8,517,763 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.

In December, 2005 the holders of the Company’s mandatorily redeemable convertible preferred stock converted all their remaining preferred stock to common stock with the issuance of 14,107,999 common shares to affiliates of the Goldman Sachs Group, Inc., and 9,468,331 common shares to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.

In connection with the two conversions of mandatorily redeemable convertible preferred stock, the Company recorded total non-cash charges of $23.2 million during 2005.  These charges represented the portion of the unamortized beneficial conversion feature, issuance discount and deferred costs remaining from the original issuance of the securities.  These charges have been included in “deemed preferred dividends and accretion” in the Consolidated Statements of Operations.  Deemed preferred dividends and accretion totaled $30.8 million in 2005, consisting of these charges and the on-going quarterly amortization of deemed preferred dividends and accretion.

The Company recorded transaction costs of $1.0 million related to the August 2005 secondary offering.  The $1.0 million of transaction costs have been included in selling, general and administrative expenses in the Consolidated Statement of Operations.

On February 28, 2006, the Company filed a registration statement on Form S-3 for the sale by the Berkshire/Greenbriar investors and Goldman Sachs investors of substantially all of their shares of Hexcel common stock. For additional information, see Note 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Results of Operations

Hexcel has three reportable segments: Composites, Reinforcements and Structures.  Although these strategic business units provide customers with different products and services, they often overlap within four end market segments: Commercial Aerospace, Industrial, Space & Defense, and Electronics.   The Company finds it meaningful to evaluate the performance of its segments through the four end market segments.  Further discussion and additional financial information about the Company’s segments may be found in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2005 Compared to 2004

Net Sales:  Consolidated net sales of $1,161.4 million for 2005 were $86.9 million, or 8.1% higher than the $1,074.5 million of net sales for 2004. The increase was primarily attributable to sales growth within the Commercial Aerospace and Space & Defense markets.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2005 as in 2004 (“in constant currency”), consolidated net sales for 2005 would have been $86.0 million higher than the 2004 net sales of $1,074.5 million at $1,160.5 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2005 and 2004:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2005 Net Sales
Composites	$392.7	$200.6	$193.7	$—	$787.0
Reinforcements	69.1	165.2	—	56.9	291.2
Structures	67.6	—	15.6	—	83.2
Total	$529.4	$365.8	$209.3	$56.9	$1,161.4
	46%	31%	18%	5%	100%
2004 Net Sales
Composites	$337.6	$164.1	$182.2	$—	$683.9
Reinforcements	64.6	193.0	—	61.8	319.4
Structures	60.3	—	10.9	—	71.2
Total	$462.5	$357.1	$193.1	$61.8	$1,074.5
	43%	33%	18%	6%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $66.9 million or 14.5% to $529.4 million for 2005 as compared to net sales of $462.5 million for 2004.    In constant currency, net sales to the commercial aerospace market segment increased $67.3 million, or 14.6%, to $529.8 million.  In constant currency, the net sales of Composites business segment were $55.4 million higher, up 16.4% from 2004.  In constant currency, the net sales of the Reinforcements business segment were higher by $4.5 million, up 7.1% from 2004.  The net sales of the Structures business segment to commercial aerospace applications increased by $7.3 million or 12.1% to $67.6 million in 2005.  There was no exchange rate impact on sales by the Structures business segment.

The overall year-over-year improvement was driven by higher aircraft production rates by Boeing and Airbus as they increase the number of aircraft they manufacture and deliver in 2005 and 2006.  The Company has also benefited from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials.

The Company continues to pursue the increased use of advanced structural materials in each new generation of aircraft.  Boeing and Airbus are currently developing the 787 and A350 aircraft, respectively, each of which will utilize more advanced structural materials than any previous large commercial aircraft.

Industrial:  Net sales of $365.8 million for 2005 increased by $8.7 million, or 2.4%, compared to net sales of $357.1 million in 2004.  In constant currency, net sales to the industrial market segment increased $7.6 million or 2.1%, to $364.7 million. This increase was primarily due to strong growth in sales of composite materials used in wind energy applications, offset by lower revenues from reinforcement fabrics used in soft body armor ballistic applications.  Revenues for 2005 from other industrial applications, including recreational, architectural and automotive segments, were relatively consistent with 2004 results.

Sales in composite materials used to manufacture wind turbine blades grew 57% compared to 2004, and led to the overall growth of the industrial market segment.  These results reflect the underlying growth in global wind turbine installations and the share gains the Company made in the second half of 2004.  In the summer of 2005, the U.S. production tax credit was extended as a provision of the energy bill until December 31, 2007.

The Company’s sales of reinforcement fabrics used in ballistic applications decreased by 16% compared to 2004, which now appears to have been the peak in the recent soft body armor re-equipment cycle for U.S. military.  Today there continues to be some uncertainty as to what level of soft body armor orders will be placed in 2006 by the U.S. military with the Company’s customers, leading the Company to anticipate that revenues from ballistics applications may decline further in 2006.

While sales of composite products to recreational applications were consistent with 2004, the tightening in the supply of carbon fiber, particularly as commercial aerospace demand increases, is restricting the available supply of carbon fiber to industrial applications that utilize this fiber, and affecting the Company’s and other producers ability to supply products for these applications.  This trend is anticipated to continue to restrain the growth of revenues in 2006 for industrial applications that use carbon fiber.

Space & Defense:  Net sales of $209.3 million increased $16.2 million, or 8.4%, for 2005 as compared to net sales of $193.1 million for 2004.  Revenues related to new helicopter production worldwide as well as helicopter blade replacement programs showed the greatest contribution to growth in the year.

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

Electronics: Net sales of $56.9 million in 2005 decreased by $4.9 million, or 7.9%, as compared to net sales of $61.8 million for 2004.  On a constant currency basis, net sales to the electronics market segment decreased by $5.1 million, or 8.3%, to $56.7 million.  To better match regional production capacities and anticipated demand, in December 2005 the Company announced plans to consolidate certain of its glass fabric production activities in France and in January 2006, the Company announced plans to consolidate its North American electronics production activities into its Statesville, North Carolina plant and to close its plant in Washington, Georgia.

Gross Margin: Gross margin for 2005 was $254.2 million, or 21.9% of net sales, compared to gross margin of $229.1 million, or 21.3% of net sales, in 2004.  The $25.1 million year-on-year improvement in gross margin on increased sales of $86.9 million represented a 28.9% incremental margin on incremental sales.  The improvement reflected the impact of higher net sales and the Company’s continuing efforts to keep the rate of change in its costs lower than the rate of growth in sales, and the benefit of available manufacturing capacity within many of the Company’s manufacturing plants.

The gross margin for the Composites business unit was $19.9 million higher than last year.  The benefit of higher sales volume and productivity improvements more than offset changes in raw material and utility prices as well as changes in labor, freight and fixed production costs.  The gross margin percentage for 2005 was 21.7% versus 22.2% for 2004 in part due the changes in the Company’s hedged foreign currency exchange rates compared to 2004.

The gross margin for the Reinforcements business unit was $0.5 million higher than last year.  The gross margin percentage was 16.0% for 2005 compared to 15.8% for 2004 despite revenues being flat year-on-year.  The decline in revenues from ballistic applications was offset by the growth of revenues from composite reinforcement applications.

The gross margin for the Structures business unit was $4.7 million higher than last year.  Gross margin percentage increased by 4% over last year.  Higher sales volume, productivity improvements, cost control and favorable sales mix generated this improvement.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $106.6 million, or 9.2% of net sales, for 2005 compared with $110.8 million, or 10.3% of net sales, for 2004.  The $4.2 million decrease in SG&A expenses reflects, among other factors, the $2.3 million provision recorded in 2004 against accounts receivable from Second Chance Body Armor following their Chapter 11 bankruptcy filing on October 17, 2004 and a $2.1 million reduction in 2005 spending compared to 2004 related to compliance with the Sarbanes-Oxley Act.  Partially offsetting these favorable impacts were higher legal fees and expenses related to carbon fiber litigation settlements.

Research and Technology (“R&T”) Expenses: R&T expenses for 2005 were $25.4 million, or 2.2% of net sales, compared with $23.6 million, or 2.2% of net sales, for 2004.  The $1.8 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities.

Other Expense, Net:  Other expense, net for 2005 was $15.1 million compared to $3.0 million in 2004. Included in other expense are accruals of $16.5 million and $7.0 million for the settlement of litigation matters for the years ended December 31, 2005 and 2004, respectively. In addition, during 2005 and 2004, the Company recognized a $1.4 million and a $4.0 million gain, respectively, on the sale of surplus land at one of its manufacturing facilities.

Operating Income: Operating income for 2005 was $104.2 million, or 9.0% of net sales, compared with operating income of $88.8 million, or 8.3% of net sales, for 2004.  The increase in operating income was primarily driven by increased net sales contributing to improved percentage gross margins and lower SG&A expenses.  Partially offsetting these favorable impacts was an increase in other expenses, net as described above.

Operating income for the Composites business segment increased $14.9 million or 16.7% to $104.0 million, as compared to $89.1 million for 2004. Year-on-year sales growth of 15.1% drove this improvement.  The Reinforcements business segment’s operating income increased $3.3 million, as compared with 2004, to $43.0 million despite revenues being flat year-on-year.  In 2004, the business segment recorded a $2.3 million provision against accounts receivable from Second Chance Body Armor. The Structures segment’s operating income increased by $4.2 million compared with 2004 to $8.0 million, resulting primarily from the 16.9% growth in sales productivity improvements, cost control and favorable sales mix.

The Company did not allocate corporate operating expenses of $50.8 million and $43.8 million to operating segments in 2005 and 2004, respectively.  The year-on-year increase in corporate operating expenses of $7.0 million includes a year-over-year increase of $9.5 million related to litigation settlements.  Additionally, the Company incurred legal fees and expenses of $1.9 million in the third quarter, 2005 associated with the carbon fiber litigation settlements.  Partly offsetting these unfavorable impacts were reduced incentive compensation accruals and lower expenses associated with compliance with the Sarbanes-Oxley Act.

Interest Expense:  Interest expense for 2005 was $33.9 million compared to $47.7 million for 2004. The $13.8 million decline in interest expense primarily reflects lower interest rates as a result of the Company’s refinancing during the first quarter of 2005 offset by slightly higher average debt in 2005. Refer to Notes 2, 8, and 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Operating Expense, Net:  Non-operating expense, net for 2005 was $40.9 million compared to $2.2 million in 2004. During 2005, the Company recognized $40.9 million in losses on the early retirement of debt, $40.3 million resulting from the first quarter’s debt refinancing.  During 2004, the Company recognized a $3.2 million loss on the early retirement of debt resulting primarily from the redemption of $44.8 million of its senior subordinated notes during the year.  This loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

Provision (Benefit) for Income Taxes:  During the fourth quarter of 2005, the Company reversed the majority of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets except for that portion where the evidence does not yet support a reversal.  As a result of the Company’s decision to reverse the valuation allowance, the Company recorded in the fourth quarter of 2005 a $119.2 million benefit relating to the reversal of its tax provision.  As a result, Hexcel will now record a full tax provision on its U.S. income starting in the first quarter of 2006.

As of December 31, 2005, no evidence exists to support the reversal of the $5.5 million valuation allowance related to the Company’s Belgian subsidiary.  Consistent with prior years, the Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Equity in Earnings (Losses) of Affiliated Companies:  Equity in earnings of affiliated companies was $3.6 million in 2005 compared to $1.1 million in 2004. The year-over-year improvement resulted from higher equity in earnings reported by TechFab, the Reinforcements business segment’s joint venture, and improved overall equity earnings (losses) associated with the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings (losses) of affiliated companies does not affect the Company’s cash flows.

Deemed Preferred Dividends and Accretion:  The Company recognized deemed preferred dividends and accretion of $30.8 million and $25.4 million for 2005 and 2004, respectively.  Included in deemed preferred dividends and accretion for 2005 and 2004 are accelerated charges of $23.2 million and $12.9 million, respectively, resulting from the conversions of mandatorily redeemable convertible preferred stock into common stock. For additional information, see Note 10 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income (Loss) Available to Common Shareholders and Net Income (Loss) Per Common Share:

(In millions, except per share data)	2005	2004
Net income available to common shareholders	$110.5	$3.4
Diluted net income per common share	$1.51	$0.08
Diluted weighted average shares outstanding	93.7	42.1

The Company’s convertible subordinated debentures, due 2011, and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the year ended December 31, 2004.  A portion of the Company’s stock options were excluded from the computation of diluted net income per common share for the years ended December 31, 2005 and 2004 as they were anti-dilutive.  For additional information, see Notes 14 and 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2004 Compared to 2003

Net Sales:  Consolidated net sales of $1,074.5 million for 2004 were $177.6 million, or 19.8% higher than the $896.9 million of net sales for 2003. The increase came from growth in the Company’s revenues from all four of its major market segments along with a favorable impact from changes in foreign currency exchange rates.  In constant currency, consolidated net sales for 2004 would have been $149.2 million higher than the 2003 net sales of $896.9 million at $1,046.1 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2004 and 2003:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2004 Net Sales
Composites	$337.6	$164.1	$182.2	$—	$683.9
Reinforcements	64.6	193.0	—	61.8	319.4
Structures	60.3	—	10.9	—	71.2
Total	$462.5	$357.1	$193.1	$61.8	$1,074.5
	43%	33%	18%	6%	100%
2003 Net Sales
Composites	$273.6	$146.0	$165.2	$—	$584.8
Reinforcements	51.1	128.9	—	52.8	232.8
Structures	65.2	—	14.1	—	79.3
Total	$389.9	$274.9	$179.3	$52.8	$896.9
	43%	31%	20%	6%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $72.6 million or 18.6% to $462.5 million for 2004 as compared to net sales of $389.9 million for 2003.  In constant currency, net sales to the commercial aerospace market segment increased $63.9 million, or 16.4%, to $453.8 million.  In constant currency, the net sales of Composites business segment in constant currency were $331.0 million, up 21.0% from 2003.  The net sales by the Reinforcements business segment were $62.5 million, up 22.3% from 2003.  There was no exchange rate impact on sales by the Structures business segment.  The net sales of the Structures business segment to commercial aerospace applications declined by $4.9 million or 7.5% to $60.3 million as fabrication of composite structures continued to be transferred to the Asian Composites and BHA Aero joint ventures.

In the second half of 2004, the Company saw the benefit of the announcements by Boeing and Airbus that they will increase the number of aircraft they manufacture and deliver in 2005 compared to 2004.  As the Company delivers its products on average six months ahead of when its customers deliver their aircraft, this resulted in increased commercial aerospace revenues in the second half of 2004 compared to the second half of 2003.  The Company also benefited from the favorable mix of aircraft being manufactured by its customers that utilize more composite materials and the initial production of the Airbus A380 program.

Industrial:  Net sales of $357.1 million for 2004 increased by $82.2 million, or 29.9%, compared to net sales of $274.9 million in 2003. In constant currency, net sales to the industrial market segment increased $69.3 million or 25.2%, to $344.2 million on strong growth in reinforcement fabrics used in military body armor and other ballistic applications.  Sales of composite materials used in recreational products and in wind energy applications also increased year-on-year.  Revenues from other industrial applications, including architectural and automotive segments, showed mixed results.

The Company’s sales of reinforcement fabrics used in ballistic applications increased 63.7% compared to 2003 as the Company’s customers received additional orders from the U.S. military services

Sales in composite materials used to manufacture wind turbine blades grew 54% compared to 2003.  Global installed wind generating capacity continued to grow in 2004 despite a lower rate of installation in the U.S. due to the expiration of the U.S. production tax credit which was not reinstated by Congress on September 28, 2004.  The Company’s customers are based in Europe and install new wind turbines worldwide.  The Company’s revenues from wind energy applications grew in 2004 as a result of both the growth in installations but also share gains at two key customers.

Space & Defense:  Net sales of $193.1 million increased $13.8 million, or 7.7%, for 2004 as compared to net sales of $179.3 million for 2003.  On a constant currency basis, net sales to the space & defense market segment increased $8.5 million, or 4.7%, to $187.8 million.  The year-on-year growth was led by increased production of the F-22 Raptor, and higher demand for many U.S. and European helicopter and helicopter blade replacement programs, despite the cancellation of the Comanche helicopter program during the first quarter of 2004.  Sales to the Comanche program were $4.4 million and $13.5 million during 2004 and 2003, respectively.

The Company continued to benefit from its extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs. Space applications for advanced structural materials include solid rocket booster cases; fairings and payload doors for launch vehicles; and buss and solar arrays for military and commercial satellites.  The production of both launch vehicles and satellites declined earlier in the decade from a peak in the late 1990s, but was relatively stable in 2004 versus 2003.

Electronics: Net sales of $61.8 million in 2004 increased $9.0 million, or 17.0%, as compared to net sales of $52.8 million for 2003.  On a constant currency basis, net sales to the electronics market segment increased $7.5 million, or 14.2%, to $60.3 million.

Gross Margin: Gross margin for 2004 was $229.1 million, or 21.3% of net sales, compared to gross margin of $174.5 million, or 19.5% of net sales, in 2003.  The $54.6 million year-on-year improvement in gross margin on increased sales of $177.6 million represented a 30.7% incremental margin on incremental sales.  The improvement reflected the impact of the contribution from higher net sales and the Company’s efforts to sustain the reductions it obtained in its fixed costs as a result of its prior restructuring initiatives.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $110.8 million, or 10.3% of net sales, for 2004 compared with $92.9 million, or 10.4% of net sales, for 2003.  The increase in SG&A expenses reflected, among other factors, a $2.3 million provision against accounts receivable from Second Chance Body Armor following their Chapter 11 bankruptcy filing on October 17, 2004, $4.1 million in implementation and first year audit fees related to Section 404 of the Sarbanes-Oxley Act, higher incentive compensation, transaction expenses of $1.1 million related to the secondary offering of the Company’s common stock in December 2004 and the impact of higher foreign currency exchange rates.

Research and Technology (“R&T”) Expenses: R&T expenses for 2004 were $23.6 million, or 2.2% of net sales, compared with $19.8 million, or 2.2% of net sales, for 2003.  The $3.8 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities as well as the impact of higher foreign currency exchange rates.

Other (Income) Expense, Net:  Other expense, net for 2004 was $3.0 million compared to other income of $2.2 million in 2003. During 2004, the Company recorded an accrual of $7.0 million in connection with a stipulation of settlement for the same amount, signed with the plaintiffs on September 30, 2004, in the carbon fiber federal class action case. The settlement was approved by the court on January 31, 2005 and the Company paid the settlement amount in full.  The Company denied and continues to deny the allegations in this case, but believed that the costs of continuing defense outweighed the costs of settlement. In addition, the Company sold surplus land at one of its U.S. manufacturing facilities for net cash proceeds of $6.5 million and recognized a net $4.0 million gain on the sale.  During 2003, the Company sold certain assets of its Structures business segment for net cash proceeds of $5.7 million, recognizing a net gain of $2.2 million. Refer to Note 21 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

The Composites segment’s operating income increased $22.3 million in 2004 to $89.1 million.  Year-on-year sales growth of 16.9% together with cost control drove this improvement.  Operating income for the Reinforcements business segment increased $23.5 million, as compared with 2003, to $39.7 million.  The improvement in operating income was driven by the operating leverage of higher sales revenues coupled with continued control of overhead spending.  With growth in all markets, Reinforcement revenues were 37.2% higher than in 2003.  The Structures segment’s operating income decreased by $0.4 million compared with 2003 to $3.8 million, primarily reflecting the 2003 gain of $2.2 million from the sale of certain assets.  During the year, the business segment continued the process of transferring the fabrication of composite components to its BHA Aero and Asian Composites joint ventures.  The changing pattern of work performed in the business segment’s U.S. facilities improved profitability, despite lower sales revenues.

The Company did not allocate corporate operating expenses of $43.8 million and $27.2 million to operating segments in 2004 and 2003, respectively.  The year-on-year increase in corporate operating expenses of $16.6 million included $4.1 million for the implementation and first year professional fees related to Section 404 of the Sarbanes-Oxley Act, $3.1 million for incentive compensation, $7.0 million related to a litigation settlement and $1.1 million of expenses related to the secondary offering of the Company’s common stock in December 2004.

Interest Expense:  Interest expense for 2004 was $47.7 million compared to $53.6 million for 2003. The $5.9 million decline in interest expense reflected lower outstanding debt resulting primarily from the redemption of $44.8 million of its senior subordinated notes during the year together with the benefit of interest rate swap agreements. During 2003, the Company lowered its outstanding debt by $138.3 million, reducing cash interest expense by $6.7 million. Refer to Note 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Operating Expense, Net:  Non-operating expense, net for 2004 was $2.2 million compared to $2.6 million in 2003. During 2004, the Company recognized a $3.2 million loss on the early retirement of debt resulting primarily from the redemption of $44.8 million of its senior subordinated notes during the year.  The loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.

During 2003, the Company recognized net non-operating expense of $2.6 million.  In connection with the refinancing of its capital structure in the first quarter of 2003, the Company incurred a $4.0 million loss on the early retirement of debt due to the write-off of unamortized deferred financing costs relating to the former senior credit facility and the 7% convertible subordinated notes due 2003.  This loss was partially offset by a $1.4 million gain attributable to a prior business sale, which occurred in April 2000.  Pursuant to the sale agreement, Hexcel retained a contingent obligation for certain customer warranty claims, which expired in the second quarter of 2003.  As a result, the Company reversed the $1.4 million contingent liability established at the time of the sale.  Refer to Note 22 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

Deemed Preferred Dividends and Accretion:  The Company recognized deemed preferred dividends and accretion of $25.4 million and $9.6 million for 2004 and 2003, respectively.  Included in deemed preferred dividends and accretion for 2004 was an accelerated charge of $12.9 million resulting from the conversion of a portion of mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering of the Company’s common stock in December 2004. Deemed preferred dividends and accretion is a non-cash expense at the time of recognition.  For additional information, see Note 10 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Business Consolidation and Restructuring Programs

The expenses related to business consolidation and restructuring programs are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred.  In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period. The cost of equipment relocation and re-qualification expenses associated with business consolidation and restructuring programs are expensed as incurred.

Electronics Program

In December 2005, the Company announced plans to consolidate certain of its glass fabric production activities at its Les Avenieres, France plants.  In January 2006, the Company announced its plans to consolidate its North American electronics production activities into its Statesville, North Carolina plant and to close its plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand.  The Company expects to recognize total business consolidation and restructuring expenses of approximately $4.3 million associated with these plans, $0.3 million of which was incurred in the fourth quarter, 2005 with the balance to be incurred in 2006.  This estimate includes cash expense for severance and related costs of $2.2 million, equipment relocation costs of $1.8 million and qualification costs of $0.3 million. In addition, a non-cash expense for accelerated depreciation on equipment of $2.5 million is expected to be incurred primarily in the first half of 2006.

Livermore 2004 Program

In January 2004, the Company announced the consolidation of the activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant.  During the year ended December 31, 2005, the Company recognized $0.6 million of expense, for employee severance based on the remaining employee service periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are being incurred over several years.

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy.  The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization.  For the year ended December 31, 2005, the Company recognized business consolidation and restructuring expenses of $0.6 million related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999.  The primary purpose of these programs was to integrate acquired assets into the Company, and to close or restructure insufficiently profitable facilities and activities.  In 2002, the Company recognized a change in estimate reducing business consolidation expenses related to these programs by $0.5 million, as actual employee severance was lower than previously expected.  In addition, the Company recognized a benefit on the sale of a previously idled Cleveland, Georgia facility of $0.5 million by reversing expenses previously accrued in 1999.  Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million and $1.6 million in 2003 and 2002, respectively.  Equipment relocation and re-qualification costs primarily related to the closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	2.1	3.0
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	2.1	2.9
Cash expenditures	(2.0)	(2.7)	(4.7)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses
Current period expenses	1.1	1.8	2.9
Change in estimated expenses	—	—	—
Net business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2

Retirement and Other Postretirement Benefit Plans

Hexcel maintains qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, as well as retirement savings plans covering eligible U.S. employees, and participates in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, Hexcel provides certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Benefits under the defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method.    Depending on the plan, postretirement health care and life insurance benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 or 25 years of service to Hexcel.

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

Hexcel uses its actual return experience, future expectations of long-term investment returns, and its actual and targeted asset allocations to develop its expected rate of return assumption used in the net periodic cost calculations of its funded U.S. and European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between the Company’s expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is amortized over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  As actual returns experience over the past three years were less than the expected returns for certain of the Company’s defined benefit retirement plans, the shortfall between actual and expected returns will be recognized in the net periodic pension cost calculations over a number of subsequent years, along with any other differences arising in future years.  In addition, as a result of an annual review of historical returns and recent asset allocations, the Company’s expected long-term return on the U.S. defined benefit retirement plan assets for the 2006 plan year will remain at 7.5%.

Hexcel annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  Recent declines in discount rates have increased the Company’s net periodic costs for the three years ended December 31, 2005 and the unfunded status of the Company’s funded plans as of December 31, 2005 and 2004.  The discount rate assumption used to calculate net periodic retirement related costs for the U.S. plans in 2005 was 5.5% compared to a discount rate of 5.75% used in 2004 and 6.0% used in 2003.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by the Company based upon its long-term plans for such increases and assumed inflation.   Rates used by the Company have remained relatively constant over the past three years and are expected to remain constant for 2006.  For the postretirement health care and life insurance benefits plan, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While the Company’s management believes that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

For more information regarding the Company’s retirement and other postretirement benefit plans, see Note 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 18.8%, 19.3% and 22.7% of the Company’s 2005, 2004 and 2003 net sales, respectively, were to Boeing and its subcontractors.  Of the 18.8% of sales to Boeing and its subcontractors in 2005, 13.3% and 5.5% related to commercial aerospace and space and defense market applications, respectively.  Approximately 22.1%, 20.7% and 19.6% of the Company’s 2005, 2004 and 2003 net sales, respectively, were to EADS, including Airbus, and its subcontractors.  Of the 22.1% of sales to EADS and its subcontractors in 2005, 18.6% and 3.5% related to commercial aerospace and space and defense market applications, respectively.

(In millions)	2005	2004	2003
Commercial:
Boeing and subcontractors	$154.5	$139.5	$137.8
EADS and subcontractors	215.9	187.7	145.7
Total	$370.4	$327.2	$283.5
Space & Defense:
Boeing and subcontractors	$63.3	$67.4	$65.4
EADS and subcontractors	40.7	34.4	30.2
Total	$104.0	$101.8	$95.6

Financial Condition

Liquidity:  During the first quarter of 2005, the Company refinanced substantially all of its long-term debt.  In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  In addition, the New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2005, the Company had aggregate borrowings of $190.0 million outstanding under the New Facility consisting of $185.0 million of term loans and $5.0 million of revolving loans, and had issued letters of credit under the New Facility totaling $3.8 million.  Total undrawn availability under the New Facility as of December 31, 2005 was $116.2 million and cash and cash equivalents as of December 31, 2005 was $21.0 million.  In addition, as of December 31, 2005, Hexcel had undrawn borrowing capacity available under an accounts receivable factoring facility at its French operating subsidiaries of 20.0 million Euros, as well as various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.   The Company has given notice of its intention to terminate the French factoring facility effective as of March 31, 2006.

As of December 31, 2005, the Company’s total debt, net of cash, was $398.8 million, an increase of $24.6 million from $374.2 million as of December 31, 2004.  While the Company provided positive cash flow from operations of $72.5 million and obtained $15.2 million from stock plan activities during 2005, the increase in net debt reflected the impact of cash costs of $66.9 million for capital expenditures and deposits for purchases, including expenditures related to the Company’s carbon fiber expansion program, $42.1 million incurred by the Company during the year in implementing its debt refinancing, and with a cash equity investment of $7.5 million relating to the recapitalization of BHA Aero (the Company’s Chinese joint venture).

Credit Facilities:        On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010.  Term loan borrowings under the New Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the New Facility bear interest at a floating rate based on either the agent's defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given point depends on the Company’'s leverage.  Initially the interest rate on the term loan was LIBOR + 175bps and on the revolving loan the interest rate was initially LIBOR +200bps.  Effective as of September 1, 2005, the interest rate on the revolving loan stepped down to LIBOR + 175bps.  The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.  In addition, the New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million of which $3.8 million were outstanding as of December 31, 2005.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.

Hexcel is required to maintain various financial ratios throughout the term of the New Facility.  These financial covenants set maximum values for the Company’s leverage (the ratios of total debt to EBITDA), interest coverage of which $3.8 million were outstanding as of December 31, 2005 (the ratio of EBITDA to book interest), and capital expenditures (not to exceed specified annual expenditures).  The New Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the New Facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2005, the Company was in compliance with the financial covenants under the New Facility.

To provide additional liquidity for its French operations, if required, in 2003 Hexcel entered into an accounts receivable factoring facility with a third party to provide an additional 20.0 million Euros in borrowing capacity at its French operating subsidiaries through January 2007. As of December 31, 2005, the Company did not have any outstanding borrowings under this factoring facility. The Company has given notice of its intention to terminate the French factoring facility effective as of March 31, 2006. In addition, the Company has available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements. These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Operating Activities:  In 2005, cash provided by operating activities was $72.5 million as compared to $85.9 million generated in 2004.  The year-on-year decrease of $13.4 million was primarily attributable to litigation settlements of $23.3 million paid during 2005, $7.0 million of which had been accrued for at December 31, 2004.  Business consolidation and restructuring payments of $2.7 million during 2005 were $2.0 million lower than in 2004.   Net working capital increased in 2005 reflecting the impact of increased accounts receivable and inventories combined with a decrease in accounts payable and accrued liabilities.

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

Net cash provided by operating activities was $46.9 million in 2003, reflecting fairly steady working capital requirements, and a reduced net loss.  Depreciation expense in 2003 was $52.2 million, business consolidation and restructuring expenses were $4.0 million and cash payments for business consolidation and restructuring costs were $9.1 million.  Equity in losses in affiliated companies was $1.4 million.

Investing Activities:  Net cash used in investing activities was $69.9 million in 2005, or $41.3 million greater than 2004.  Cash expenditures and deposits for capital purchases increased $28.8 million over 2004, including activities related to the Company’s carbon fiber expansion programs.  In addition, the Company made a $7.5 million cash investment in BHA, an affiliated company.  During 2005, the Company received $1.4 million in cash proceeds from the sale of surplus land, which was $5.1 million lower than amounts received during the prior year.  Dividends of $3.1 million and $3.0 million were received from an affiliated company during 2005 and 2004, respectively.

In 2005, Hexcel announced its plans to expand its PAN and carbon fiber capacity by about 50% to serve the growing needs of its customers and its own downstream products.  The project involves the expansion of our existing plants at Decatur, Alabama and Salt Lake City, Utah as well as the construction of a new carbon fiber plant near Madrid, Spain.  The Company anticipates that the Salt Lake City expansion will come into service early in 2007 and be certified to produce fibers for aerospace applications late in that year.  The Spanish plant should be certified to produce fibers for aerospace applications during 2008.  The project is expected to require a total investment of approximately $100 million.  Due to this project as well as other capital investments, the Company’s overall capital expenditures are expected to approximate $100 million in 2006.

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

Financing Activities:  Net cash used for financing activities was $40.7 million for 2005 compared with $41.6 million in 2004. During 2005, the Company refinanced substantially all of its long-term debt.  In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of December 31, 2005 under the New Facility were $190.0 million, consisting of $185.0 million of term loans and $5.0 million of revolver loans.  In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes, due 2015.  The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility.  Proceeds from the New Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures, due 2011, and pay $42.1 million of cash transaction costs related to the refinancing.

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

Net cash used for financing activities was $26.9 million in 2003.  On March 19, 2003, the Company completed the refinancing of its capital structure through the simultaneous closings of three financing transactions:  the sale of mandatorily redeemable convertible preferred stock for $125.0 million in cash; the issuance of $125.0 million aggregate principal amount of 9.875% senior secured notes, due 2008, in which the Company received $123.7 million in cash after discount; and the establishment of a $115.0 million senior secured credit facility.  The proceeds from the sale of mandatorily redeemable convertible preferred stock were used to provide for the redemption of $46.9 million of the Company’s 7% convertible subordinated notes, due 2003, and to reduce senior debt outstanding under the Company’s then existing senior credit facility.  The remaining advances under the then existing senior credit facility were repaid with proceeds from the issuance of the Company’s 9.875% senior secured notes, due 2008, and modest drawings under the new senior secured credit facility.  In total, $179.7 million in borrowings under the existing senior credit facility were repaid in the refinancing.  In addition, the Company paid $14.1 million of issuance costs related to the refinancing in the first quarter of 2003.

During 2003, the Company utilized excess cash to repurchase long-term debt and retire capital lease obligations of $37.3 million.  The Company repurchased $10.0 million principal amount of its 9.75% senior subordinated notes, due 2009, through open market purchases and $1.7 million principal amount of its 7% convertible subordinated notes, due 2011, meeting an annual sinking fund requirement.  The Company also retired a $25.6 million long-term capital lease obligation.  In addition, the Company repaid $1.9 million of other debt, and received $0.3 million under stock incentive plans during 2003.  Net borrowings under the senior secured credit facility were $4.0 million at December 31, 2003.

Financial Obligations and Commitments:  As of December 31, 2005, current maturities of notes payable and capital lease obligations were $3.0 million.  Debt obligations maturing in 2006 include $1.4 million due under the term loan portion of the New Facility, $1.3 million of drawings under certain European credit and overdraft facilities and $0.3 million due under certain capital lease obligations.  The European credit and overdraft facilities available to certain of the Company’s European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Total letters of credit issued and outstanding were $4.0 million as of December 31, 2005.  Approximately $3.8 million of these letters of credit were issued under the New Facility, with the remaining $0.2 million issued separately from this credit facility.  While the letters of credit issued on behalf of the Company will expire under their terms in 2006, most, if not all, will be re-issued.

The following table summarizes the scheduled maturities as of December 31, 2005 of financial obligations and expiration dates of commitments for the years ended 2006 through 2010 and thereafter.

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
Senior secured credit facility – revolver due 2010	$—	$—	$—	$—	$5.0	$—	$5.0
Senior secured credit facility – term B loan due 2012	1.4	1.9	1.9	1.9	1.9	176.0	185.0
European credit and overdraft facilities	1.3	—	—	—	—	—	1.3
6.75% senior subordinated notes due 2015	-	—	—	—	—	225.0	225.0
Capital leases	0.3	0.3	0.3	0.4	0.1	2.1	3.5
Subtotal	3.0	2.2	2.2	2.3	7.0	403.1	419.8
Operating leases	5.3	3.7	2.7	1.9	1.5	5.9	21.0
Total financial obligations	$8.3	$5.9	$4.9	$4.2	$8.5	$409.0	$440.8

Letters of credit	$4.0	$—	$—	$—	$—	$—	$4.0
Interest payments	29.1	29.0	28.8	28.7	27.1	82.6	225.3
Benefit plan contributions	5.9	—	—	—	—	—	5.9
Other commitments	7.4	—	—	—	—	—	7.4
Total commitments	$46.4	$29.0	$28.8	$28.7	$27.1	$82.6	$242.6

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

For further information regarding the Company’s financial obligations and commitments, see Notes 2, 8, 9, and 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Accounts Receivable

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

Hexcel’s total allowance for doubtful accounts at December 31, 2005 and 2004 was $6.4 million and $6.5 million, respectively, representing approximately 4.0% of gross accounts receivable at both December 31, 2005 and 2004.

Although Hexcel cannot predict when, or if, a customer’s account will become uncollectible, or when an overall evaluation of the total accounts receivable balance will result in a change in the allowance for doubtful accounts, for illustration purposes the Company has calculated the impact on the allowance for doubtful accounts and the consolidated statements of operations of a 1 percentage point change +/- calculated as a percentage of the gross accounts receivable balance, as follows:

(In millions)	2005		2004
Gross accounts receivable	$162.3	$162.3	$160.0	$160.0
Percentage change	(1)%	1%	(1)%	1%
Impact on statements of operations	$(1.6)	$1.6	$(1.6)	$1.6

Inventories

Hexcel ensures that inventories are reported at the lower of cost or market by establishing appropriate reserves for excess, obsolete and unmarketable inventories and, if appropriate, reducing inventories to current estimated market values.  Cost is determined using the standard cost method for the Company’s Composites and Reinforcements business segments and the weighted average cost method for the Company’s Structures business segment.  Cost of inventories includes the cost of raw material, purchased parts, labor and production overhead cost.  Hexcel regularly reviews inventory quantities on hand and records a reserve for excess and obsolete inventories based primarily on age of inventory, historical usage and the estimated forecast of product demand and production requirements.  The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventories.  When the Company has determined that its current inventory levels exceed future demand, inventories are adjusted by increasing reserve balances and recording a charge to cost of goods sold at the time of such determination thus reducing inventories to estimated net realizable value.  In instances where it is determined that current inventory levels are deemed to be lower than estimated future demand, no adjustment is required.

Hexcel’s inventory reserves at December 31, 2005 and 2004 were $17.7 million and $21.0 million, respectively, representing 10.5% and 12.7% of gross inventories at December 31, 2005 and 2004, respectively.

Product Warranties

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

Individual specific warranty claims are reviewed for possible accrual when, based upon current information and events, a potential individual warranty matter has been identified.  In those instances when judgment would indicate that an accrual is appropriate, and when the estimated financial impact is deemed to be significant, a product warranty claim liability will be established.  Specific accruals are supported by written documentation from the Company’s sales and marketing organization that would include the nature of the issue, the expected resolution date and estimated amount or range of liability.  The Company would accrue for the estimated warranty claim at an amount no less than the minimum estimated potential liability and no more than the potential maximum estimated amount.  The accrual amount may change only with documentation of a specific change in the estimated impact amount or range of potential liability.

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

Hexcel’s accrual for product warranties at December 31, 2005 and 2004 was $3.2 million and $5.1 million, respectively, representing 0.3% and 0.5% of net sales for the years ended December 31, 2005 and 2004, respectively.

Although Hexcel cannot predict when or if a product warranty claim will occur, for illustration purposes the table below provides the impact on the accrual for product warranties and the consolidated statements of operations of a .15 percentage point change +/-. The percentage used is based on Hexcel’s average historical percentage used in calculating its accrual for product warranties over the last three years.

(In millions)	2005		2004
Net sales	$1,161.4	$1,161.4	$1,074.5	$1,074.5
Percentage change	(0.15)%	0.15%	(0.15)%	0.15%
Impact on statements of operations	$(1.7)	$1.7	$(1.6)	$1.6

Deferred Tax Assets

As of December 31, 2005, Hexcel had $131.7 million in net deferred tax assets consisting of deferred tax assets of $164.6 million offset by deferred tax liabilities of $16.5 million and a valuation allowance of $16.4 million.  The net deferred tax asset balance of $2.7 million as of December 31, 2004 was net of valuation allowances established on substantially all of the Company’s U.S. and Belgian deferred tax assets.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, FAS 109 requires Hexcel to weigh both positive and negative evidence in determining whether a valuation allowance is required.

Positive evidence would include, for example, a strong earnings history, an event that will reduce the Company’s taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in early future years.

During the fourth quarter of 2005, in accordance with the FAS 109, the Company reversed $119.2 million of the previously recorded valuation allowance established on its U.S. federal and state deferred tax assets for that portion where the evidence does not yet support a reversal.  FAS 109 requires that positive evidence supporting a reversal of a valuation allowance outweigh any negative evidence.  Based on a detailed analysis conducted during the fourth quarter of 2005, the Company concluded that evidence exists to support the U.S. valuation allowance reversal made as of December 31, 2005.

As a result of the Company’s decision to reverse the valuation allowance, the Company recognized in the fourth quarter of 2005 a $119.2 million benefit to its tax provision.  In addition, the Company increased its additional paid-in capital by $10.8 million for the tax benefit related to the conversion of restricted stock units and the exercise of stock options embedded in the NOLs and tax affected the balances held in “Accumulated Other Comprehensive Income (Loss).”

As of December 31, 2005, no evidence exists to support the reversal of the $5.5 million valuation allowance related to the Company’s Belgian subsidiary.  Consistent with prior years, the Company continues to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Long-Lived Assets and Goodwill

Hexcel has significant long-lived assets.  Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third-party appraised values depending on the nature of the asset.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts, and asset lives.  In 2005, no long-lived assets were impaired.

In addition, Hexcel reviews goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of fair value is determined based either on discounted cash flows or third-party appraised values.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2005, Hexcel updated valuations for all reporting units with goodwill using either third-party appraisals, or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, the Company determined that goodwill was not impaired.

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

The Company’s estimate of its liability as a PRP and the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites is accrued in its consolidated balance sheets.  As of December 31, 2005 and 2004, the Company’s aggregate environmental related accruals were $4.2 million and $4.7 million, respectively.  As of December 31, 2005 and 2004, $1.4 million and $1.6 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range.  If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.9 million and $1.6 million higher at December 31, 2005 and 2004, respectively.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2005, 2004 and 2003, was $1.4 million, $1.0 million and $2.4 million, respectively.  In addition, the Company’s operating costs relating to environmental compliance were $6.5 million, $6.0 million and $4.9 million, for 2005, 2004 and 2003, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.1 million, $1.1 million and $0.7 million for 2005, 2004 and 2003, respectively.  The Company expects the level of spending on remediation, environmental compliance and capital spending in 2006 to approximate spending levels in prior years.

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

Interest Rate Risks

Hexcel’s long-term debt bears interest at both fixed and variable rates.  In addition, and because of the relatively high percentage of debt that is at a fixed rate, the Company has entered into interest rate swap agreements.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of the Company’s variable rate debt and swap agreements, interest expense for 2005 of $33.9 million would have been $33.0 million and $34.8 million, respectively.

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect.  Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes.  The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes.  The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes, due 2009.   During the first quarter of 2005, both the underlying hedged item, the 2009 notes, and also the hedges themselves were terminated.  The carrying value at the time of the termination was a liability $3.6 million.  This amount was charged to “non-operating expense, net” in the consolidated statement of operations. The aggregate fair value and carrying amount of these swap agreements resulted in a reduction in notes payable of $1.4 million at December 31, 2004.  For 2005 and 2004, hedge ineffectiveness was immaterial.  A net gain of $0.2 million and $2.0 million was recognized as a component of “interest expense” for 2005 and 2004, respectively.

In May 2005, the Company entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008.  The swap is accounted for as a cash flow hedge of its floating rate bank loan.  To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at December 31, 2005 was an asset of $0.9 million.  A net loss of $0.1 million was recognized as a component of “interest expense” for 2005.

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at December 31, 2005 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $9.2 million.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million and $3.6 million at December 31, 2005 and 2004, respectively.  During 2005 and 2004, hedge ineffectiveness was immaterial.   A net gain of $0.1 million and a net loss of $0.5 million for the years ended December 31, 2005 and 2004, respectively, was recognized as a component of “comprehensive income (loss).”  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

Hexcel has significant business activities in Europe.  The Company operates seven manufacturing facilities in Europe, which generated approximately 47% of its 2005 consolidated net sales.  The Company’s European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro. The Company also conducts business or has joint venture investments in Japan, China, Malaysia, and Australia, and sells products to customers throughout the world.

In 2005, Hexcel’s European subsidiaries had third-party sales of $542.9 million of which approximately 33% were denominated in U.S. dollars, 59% were denominated in Euros and 8% were denominated in British pounds.  While the Company seeks to reduce the exposure of its European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, before the benefit of foreign currency hedging, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of the Company’s investments in these countries could be impacted by changes in currency exchange rates over time, as could the Company’s ability to profitably compete in international markets.

Hexcel attempts to net individual functional currency positions of its various European subsidiaries, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts.  Hexcel attempts to hedge some, but not necessarily all, of the net exposures of its European subsidiaries resulting from sales they make in non-functional currencies.  The benefit of such hedges varies with time and the foreign exchange rates at which the hedges are set.  For example, when the Euro strengthened against the U.S. dollar in 2004, the benefit of new hedges placed was much less than the value of hedges they replace that were entered into when the U.S. dollar was stronger.  The Company seeks to place additional foreign currency hedges when the dollar strengthens against the Euro or British pound.  The Company does not seek to hedge the value of its European subsidiaries’ functional currency sales and profitability in U.S. dollars.  The Company also enters into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions.  Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

Hexcel has performed a sensitivity analysis as of December 31, 2005 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of the Company’s foreign currency hedge contracts offset by the underlying exposures.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in fair values of $1.2 million.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  Throughout 2004 and 2005 Hexcel entered into contracts to also exchange U.S. dollars for Euros and British Pound Sterling through December 2008.  The aggregate notional amount of these contracts was $112.9 million and $18.2 million at December 31, 2005 and 2004, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In millions)	2005	2004	2003
Unrealized gains at beginning of period	$1.3	$6.4	$2.3
Losses (gains) reclassified to net sales, net of tax	0.6	(6.7)	(1.9)
(Decrease) increase in fair value, net of tax	(4.2)	1.6	6.0
Unrealized (losses) gains at end of period	$(2.3)	$1.3	$6.4

Unrealized losses of $2.1 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with its strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling during 2005 and 2004. The nominal amount of the options was $7.5 million and $10.0 million at December 31, 2005 and 2004, respectively.  The options are designated as cash flow hedges.  There was no ineffectiveness during 2005 or 2004.  The balance sheet value was an asset of $0.1 million and $0.5 million at December 31, 2005 and 2004, respectively.

Utility Price Risks

The Company has exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas.  To minimize the risk, from time to time the Company enters into fixed price contracts at certain of its manufacturing locations for a portion of its energy usage for periods of up to one year.  Although these contracts would reduce the risk to the Company during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on the future consolidated results of operations of the Company.

Other Risks

As of December 31, 2005, the aggregate fair value of the Company’s senior subordinated notes, due 2015, was $218.3 million.  The fair value was estimated on the basis of quoted market prices, although trading in this debt security is limited and may not reflect fair value.  The fair value is subject to fluctuations based on the Company’s performance, its credit rating, and changes in interest rates for debt securities with similar terms.

Although fair value may be a proxy for the cost to repay the Company’s indebtedness, the trust indentures for the Company’s senior subordinated notes, due 2015 require that the Company repay the principal value of the indebtedness at maturity.

Recently Issued Accounting Standards

In April 2005, the SEC approved a new rule that delays the effective date of FASB Statement No. 123(R), “Share Based Payment” (“FAS 123(R)”).  The delay in the effective date gave companies more time to develop their valuation and record keeping methodology and prepare for implementation.  For most public companies, it will also eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of their fiscal years as originally required.  Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual periods, rather than interim periods, which begin after June 15, 2005.  The effect for calendar year companies was a six-month deferral of the new standard.  In accordance with the new ruling, the standard is now effective for Hexcel beginning January 1, 2006.  Hexcel estimates that pre-tax expense for stock-based compensation in 2006 will increase by approximately $5.0 million to $6.0 million resulting from the adoption of FAS 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”  (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  FAS 154 requires retrospective application to the prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, FAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

FAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  In addition, FAS 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”.  The following is a list resolutions provided by FAS 155:

a.               Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.              Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.               Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.              Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.               Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently reviewing the impact of FAS 155 on its business.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143,” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  FIN 47 is effective no later than December 31, 2005.  The cumulative effect of initially applying the interpretation will be recognized as a change in accounting principle.  FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 123R-2, “Practical Exception to the Application of Grant Date as Defined in Statement 123(R)” (“FSP 123R-2”), which provides for an exception to determining the grant date of a share-based payment award.  FSP 123R-2 states that a mutual understanding, and hence the grant date, may be presumed to exist at the date the award is approved if the terms of the award are communicated within a relatively short time period and the terms of the award are not subject to change.  Any changes to the terms subsequent to approval would be accounted for as a modification, even if communication to individual employees had not yet occurred. FSP 123R-2 is effective upon the initial adoption of FAS 123(R).  FSP 123R-2 is effective upon initial adoption of FAS 123(R).

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Award”s (“FSP 123R-3”), which provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees.  FAS 123(R)

indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R), an entity shall include the net excess tax benefits that would have qualified had the entity adopted FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified had those entities adopted FAS 123 for recognition purposes, FSP 123R-3 provides an elective alternative transition method.   FSP 123R-3 allows for a computational component that establishes a beginning balance for the APIC pool related to employee compensation, and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123(R).  FSP 123R-3 is effective upon initial adoption of FAS 123(R).

In February 2006, the FASB issued FASB Staff Position No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurance of a Contingent Event” (“FSP 123R-4”), which states that options or similar instruments containing a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control do not meet the condition in paragraphs 32 and A229 of FAS 123R until it becomes probable that the event will occur.  An option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall then be treated as a liability award and should be accounted as a modification from an equity to liability award.  FSP 123R-4 is effective upon initial adoption of FAS 123(R).

Consolidated Financial Statements and Supplementary Data

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

Hexcel management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.  Additionally, based on its assessment, management determined that there were no material weaknesses as of December 31, 2005.

Hexcel management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hexcel Corporation:

We have completed integrated audits of Hexcel Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting referred to under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
March 7, 2006

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$21.0	$57.2
Accounts receivable, net	155.9	153.5
Inventories, net	150.4	144.2
Prepaid expenses and other current assets	43.0	18.4
Total current assets	370.3	373.3

Net property, plant and equipment	285.2	286.6
Goodwill	74.7	78.3
Investments in affiliated companies	14.3	5.5
Deferred tax assets	107.8	7.0
Other assets	28.3	26.1

Total assets	$880.6	$776.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of capital lease obligations	$3.0	$1.0
Accounts payable	94.5	94.8
Accrued compensation and benefits	49.2	55.6
Accrued interest	8.6	16.0
Business consolidation and restructuring liabilities	4.2	4.3
Other accrued liabilities	36.3	44.3
Total current liabilities	195.8	216.0

Long-term notes payable and capital lease obligations	416.8	430.4
Long-term retirement obligations	42.5	48.9
Other non-current liabilities	14.8	15.4
Total liabilities	669.9	710.7

Commitments and contingencies (see Note 17)

Mandatorily redeemable convertible preferred stock, 0.125 shares of series A and 0.125 shares of series B authorized, no shares of series A or series B issued and outstanding at December 31, 2005, and 0.101 shares of series A and 0.047 shares of series B issued and outstanding at December 31, 2004	—	90.5

Stockholders’ equity (deficit):
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, and 94.1 shares of stock issued and outstanding at December 31, 2005 and 55.0 shares issued and outstanding at December 31, 2004	0.9	0.5
Additional paid-in capital	455.0	334.5
Accumulated deficit	(222.5)	(363.8)
Accumulated other comprehensive income (loss)	(7.3)	18.4
	226.1	(10.4)
Less: Treasury stock, at cost, 1.5 shares at December 31, 2005 and 1.4 shares at December 31, 2004	(15.4)	(14.0)
Total stockholders’ equity (deficit)	210.7	(24.4)
Total liabilities and stockholders’ equity (deficit)	$880.6	$776.8

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2005	2004	2003

Net sales	$1,161.4	$1,074.5	$896.9

Cost of sales	907.2	845.4	722.4

Gross margin	254.2	229.1	174.5

Selling, general and administrative expenses	106.6	110.8	92.9
Research and technology expenses	25.4	23.6	19.8
Business consolidation and restructuring expenses	2.9	2.9	4.0
Other (income) expense, net	15.1	3.0	(2.2)

Operating income	104.2	88.8	60.0

Interest expense	33.9	47.7	53.6
Non-operating expense, net	40.9	2.2	2.6

Income before income taxes	29.4	38.9	3.8

Provision (benefit) for income taxes	(108.3)	11.2	13.5

Income (loss) before equity in earnings (losses)	137.7	27.7	(9.7)
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	3.6	1.1	(1.4)

Net income (loss)	141.3	28.8	(11.1)
Deemed preferred dividends and accretion	(30.8)	(25.4)	(9.6)

Net income (loss) available to common shareholders	$110.5	$3.4	$(20.7)

Net income (loss) per common share:
Basic	$1.84	$0.09	$(0.54)
Diluted	$1.51	$0.08	$(0.54)

Weighted average common shares outstanding:
Basic	60.0	39.3	38.6
Diluted	93.7	42.1	38.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Years Ended December 31, 2005, 2004 and 2003

(In millions)	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Shares	Total Stockholders’ Equity(Deficit)	Comprehensive Income(Loss)
	Par	Additional Paid-In Capital
Balance, December 31, 2002	$0.4	$288.2	$(381.5)	$(21.2)	$(13.3)	$(127.4)
Net loss			(11.1)			(11.1)	$(11.1)
Currency translation adjustments				28.0		28.0	28.0
Net unrealized gain on financial instruments, net of tax				2.5		2.5	2.5
Minimum pension obligation, net of tax				(0.5)		(0.5)	(0.5)
Comprehensive income							$18.9
Beneficial conversion feature on convertible preferred stock		23.4				23.4
Deemed preferred dividends and accretion		(9.6)				(9.6)
Activity under stock plans		1.5			(0.2)	1.3
Balance, December 31, 2003	$0.4	$303.5	$(392.6)	$8.8	$(13.5)	$(93.4)
Net Income			28.8			28.8	$28.8
Currency translation adjustments				13.0		13.0	13.0
Net unrealized gain on financial instruments, net of tax				(5.6)		(5.6)	(5.6)
Minimum pension obligation, net of tax				2.2		2.2	2.2
Comprehensive income							$38.4
Deemed preferred dividends and accretion		(25.4)				(25.4)
Conversion of mandatorily redeemable preferred stock	0.1	40.8				40.9
Activity under stock plans		15.6			(0.5)	15.1
Balance, December 31, 2004	$0.5	$334.5	$(363.8)	$18.4	$(14.0)	$(24.4)
Net Income			141.3			141.3	$141.3
Currency translation adjustments				(26.1)		(26.1)	(26.1)
Net unrealized gain on financial instruments, net of tax				(3.5)		(3.5)	(3.5)
Minimum pension obligation, net of tax				3.9		3.9	3.9
Comprehensive income							$115.6
Deemed preferred dividends and accretion		(30.8)				(30.8)
Conversion of mandatorily redeemable preferred stock	0.4	120.9				121.3
Activity under stock plans		30.4			(1.4)	29.0
Balance, December 31, 2005	$0.9	$455.0	$(222.5)	$(7.3)	$(15.4)	$210.7

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$141.3	$28.8	$(11.1)

Reconciliation to net cash provided by operations:
Depreciation and amortization	47.3	52.0	52.2
Amortization of debt discount and deferred financing costs	2.0	3.3	3.5
Deferred income taxes (benefit)	(118.4)	(1.1)	4.8
Business consolidation and restructuring expenses	2.9	2.9	4.0
Business consolidation and restructuring payments	(2.7)	(4.7)	(9.1)
Loss on early retirement of debt	40.9	3.2	4.0
Equity in (earnings) losses of and write-downs of an investment in affiliated companies	(3.6)	(1.1)	1.4

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16.9)	(19.3)	5.9
(Increase) decrease in inventories	(16.8)	(17.5)	2.7
(Increase) decrease in prepaid expenses and other current assets	4.4	(7.4)	0.9
Increase (decrease) in accounts payable and accrued liabilities	(11.6)	45.9	(7.9)
Changes in other non-current assets and long-term liabilities	3.7	0.9	(4.4)
Net cash provided by operating activities	72.5	85.9	46.9

Cash flows from investing activities
Capital expenditures	(62.7)	(38.1)	(21.6)
Deposits for capital purchases	(4.2)	—	—
Proceeds from sale of an ownership in an affiliated company	-	—	23.0
Proceeds from sale of assets	1.4	6.5	5.7
Dividends from affiliated companies	3.1	3.0	2.0
Investment in affiliated companies	(7.5)	—	—
Net cash provided by (used for) investing activities	(69.9)	(28.6)	9.1

Cash flows from financing activities
Proceeds from issuance of 6.75% senior secured notes	225.0	—	—
Proceeds from (repayments of) senior secured credit facility, net	190.0	(4.1)	4.0
Proceeds from (repayments of) capital lease obligations and other debt, net	0.7	(1.6)	(39.2)
Proceeds from issuance (redemption of) of 9.875% senior secured notes, net of discount	(125.0)	—	123.7
Repayments of senior credit facility, net	—	—	(179.7)
Redemption of 7.0% convertible subordinated notes	(19.2)	(1.7)	(46.9)
Redemption of 9.75% senior subordinated notes	(285.3)	(47.0)	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	125.0
Issuance costs related to debt and equity offerings	(12.1)	—	(14.1)
Debt retirement costs	(30.0)	—	—
Activity under stock plans and other	15.2	12.8	0.3
Net cash used for financing activities	(40.7)	(41.6)	(26.9)
Effect of exchange rate changes on cash and cash equivalents	1.9	(0.2)	4.4
Net increase (decrease) in cash and cash equivalents	(36.2)	15.5	33.5
Cash and cash equivalents at beginning of year	57.2	41.7	8.2
Cash and cash equivalents at end of year	$21.0	$57.2	$41.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Consolidation Principles and Nature of Operations

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries (“Hexcel” or “the Company”), after elimination of all material intercompany accounts, transactions and profits.  Investments in affiliated companies in which the Company’s interests are generally between 25% and 50%, and where the Company does not have the ability to exercise significant influence over the financial and operating decisions, nor is the primary beneficiary, are accounted for using the equity method of accounting.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Estimates are revised as additional information becomes available.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  The Company provides allowances for obsolete and unmarketable inventory.  As of December 31, 2005 and 2004, inventory allowances were $17.7 million and $21.0 million, respectively.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost and depreciated over estimated useful lives using accelerated and straight-line methods.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  In accordance with the provisions of Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” (“FAS 142”), goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of the fair value is determined based either on discounted cash flows or third-party appraised values.  The determination of fair value includes a high degree of judgment and the use of significant estimates and assumptions and requires the use of discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2005, Hexcel updated valuations for all reporting units with goodwill using either third-party appraisals, or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, the Company determined that goodwill was not impaired (see Note 6).

Software Development Costs

Costs incurred to develop software for internal-use are accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred.  Costs incurred during the application development stage are capitalized and amortized over the useful life of the software.  The carrying value of capitalized software development costs is regularly reviewed for impairment.  An impairment loss is recognized when the Company determines that the carrying value of these assets is in excess of the fair value based on a discounted cash flow method or other such methods for determining fair value.

Long-Lived Assets

Hexcel has significant long-lived assets.  Hexcel reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third-party appraised values depending on the nature of the asset.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts and asset lives.  During 2005, no long-lived assets were impaired.

Investments

The Company has investments in affiliated companies with equity interests ranging from 25% to 50% (see Note 7).  Upon application of Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company believes that certain of these affiliated companies would be considered VIEs.  However, Hexcel does not control the financial and operating decisions of these companies, nor does the Company consider itself the primary beneficiary of these entities.  As such, the Company accounts for its share of the operating performance of these affiliated companies using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.  The Company reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.  The Company records an investment impairment charge when the decline in value is considered to be other than temporary.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 5 to 10 years.  At December 31, 2005 and 2004, deferred debt financing costs were $11.1 million and $10.4 million, net of accumulated amortization of $4.7 million and $10.2 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation is accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant. However, the Company does recognize compensation expense for restricted stock and restricted stock units over the defined vesting periods. As of December 31, 2005, the Company had several on-going stock-based compensation plans, pursuant to which there are outstanding stock options and various forms of restricted stock unit awards, as described further in Note 14.

The Company has elected to follow APB 25 to account for its stock-based compensation plans. The effects on net income (loss) available to common shareholders and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) for the years ended December 31, 2005, 2004 and 2003 are as follows:

(In millions, except per share data)	2005	2004	2003
Net income (loss) available to common shareholders:
Net income (loss) available to common shareholders, as reported	$110.5	$3.4	$(20.7)
Add: Stock-based compensation expense included in reported net income, net of tax	1.6	1.6	0.8
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.7)	(4.7)	(4.2)
Pro forma net income (loss) available to common shareholders	$108.4	$0.3	$(24.1)

Net income (loss) per common share:
Basic net income (loss) per common share:
As reported	$1.84	$0.09	$(0.54)
Pro forma	$1.81	$0.01	$(0.62)

Diluted net income (loss) per common share:
As reported	$1.51	$0.08	$(0.54)
Pro forma	$1.49	$0.01	$(0.62)

The Company has adopted Financial Accounting Standard No. 123(R), “Share-Based Payment”, as of January 1, 2006.

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to Hexcel’s consolidated results of operations in 2005, 2004 or 2003.

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

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings. Such costs are related to the development and in certain instances the qualification of new and improved products and their uses. R&T costs are expensed as incurred. R&T costs were $25.4 million, $23.6 million and $19.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

The Company provides for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in FAS 109. Under the liability approach, deferred income tax assets and liabilities reflect tax carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. When events and circumstances so dictate, the Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance by forecasting future taxable income. On December 31, 2005, the Company recognized through its tax provision a $119.2 million reversal of the majority of its previously recorded U.S. deferred tax asset valuation allowance (see Note 13).

Concentration of Credit Risk

Financial instruments that potentially subject Hexcel to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company’s sales to two customers and their related subcontractors accounted for approximately 40.9%, 40.0%, and 42.3% of the Company’s 2005, 2004 and 2003 net sales, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral or other security to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $6.4 million and $6.5 million, respectively. Bad debt expense was $0.9 million, $3.0 million, and $0.6 million in 2005, 2004, and 2003, respectively.

Derivative Financial Instruments

Hexcel uses various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage its risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. The Company designates its foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and reports the effective portions of changes in fair value of the instruments in “accumulated other comprehensive income (loss)” until the underlying hedged transactions affect income. The Company designates its interest rate swap agreements as fair value hedges against specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials may occur. The Company does not use financial instruments for trading or speculative purposes.

The Company follows the guidance in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its corresponding amendments under Financial

Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“FAS 138”). FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting (see Note 16).

Self-insurance

Hexcel is self-insured up to specific levels for certain liabilities. Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims. Effective January 1, 2002, Hexcel expanded its self-insured medical program to cover the majority of U.S. non-union employees, in order to more effectively manage its medical costs. The program includes “stop loss” insurance, which caps Hexcel’s risk at $200,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in operating results and in cash flows of the Company.

Recently Issued Accounting Standards

In April 2005, the SEC approved a new rule that delays the effective date of FASB Statement No. 123(R), “Share Based Payment” (“FAS 123(R)”). The delay in the effective date gave companies more time to develop their valuation and record keeping methodology and prepare for implementation. For most public companies, it will also eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of their fiscal years as originally required. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual periods, rather than interim periods, which begin after June 15, 2005. The effect for calendar year companies was a six-month deferral of the new standard. In accordance with the new ruling, the standard is now effective for Hexcel beginning January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”  (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to the prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, FAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

FAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, FAS 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. The following is a list resolutions provided by FAS 155:

f.                 Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

g.              Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

h.              Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

i.                  Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

j.                  Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the impact of FAS 155 on its business.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143,” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  FIN 47 is effective no later than December 31, 2005.  The cumulative effect of initially applying the interpretation will be recognized as a change in accounting principle.  FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 123R-2, “Practical Exception to the Application of Grant Date as Defined in Statement 123(R)” (‘‘FSP 123R-2’’), which provides for an exception to determining the grant date of a share-based payment award. FSP 123R-2 states that a mutual understanding, and hence the grant date, may be presumed to exist at the date the award is approved if the terms of the award are communicated within a relatively short time period and the terms of the award are not subject to change. Any changes to the terms subsequent to approval would be accounted for as a modification, even if communication to individual employees had not yet occurred. FSP 123R-2 is effective upon the initial adoption of FAS 123(R). FSP 123R-2 is effective upon initial adoption of FAS 123(R).

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Award”s (“FSP 123R-3”), which provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees.  FAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R), an entity shall include the net excess tax benefits that would have qualified had the entity adopted FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified had those entities adopted FAS 123 for recognition purposes, FSP 123R-3 provides an elective alternative transition method. FSP 123R-3 allows for a computational component that establishes a beginning balance for the APIC pool related to employee compensation, and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123(R).  FSP  123R-3 is effective upon initial adoption of FAS 123(R).

In February 2006, the FASB issued FASB Staff Position No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurance of a Contingent Event” (“FSP 123R-4”), which states that options or similar instruments containing a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control do not meet the condition in paragraphs 32 and A229 of FAS 123R until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, shall then be treated as a liability award and should be accounted as a modification from an equity to liability award.  FSP 123R-4 is effective upon initial adoption of FAS 123(R).

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2005 presentation.

Note 2 - Refinancing of Long-Term Debt

During the first quarter of 2005, the Company took a series of actions to refinance substantially all of its long-term debt. The purpose of this refinancing was to reduce interest expense, establish pre-payable senior debt and extend the maturities of the Company’s long-term debt. The refinancing actions were:

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

•                    On March 1, 2005, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan. The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010. The spread over LIBOR payable on advances under the facility is based on leverage. Initially the interest rate on the term loan was LIBOR + 175bps and on the revolving loan the interest rate was initially LIBOR +200bps. Effective as of September 1, 2005, the interest rate on the revolving loan stepped down to LIBOR + 175bps. The New Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and its material U.S. subsidiaries, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

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

•                    Also on March 1, 2005, the Company announced that it had called for redemption the remaining $100.0 million principal amount of its 9.75% senior subordinated notes, due 2009, and the remaining $19.2 million principal amount of its 7% convertible subordinated debentures, due 2011. The redemption price for the 9.75% senior subordinated notes was 103.9% or $103.9 million plus accrued interest. The redemption price for the 7% Convertible Subordinated Debentures was 100% plus accrued interest. The redemption date for each was March 31, 2005. The redemptions were financed utilizing cash on hand together with advances under the term loan and revolving loan of its New Facility.

In connection with the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing of debt, and a loss of $3.6 million related to the cancellation of interest rate swap agreements. The loss on early retirement of debt has been reported in the line item “non-operating expense, net” in the consolidated statements of operations.

Cash costs of $42.1 million were incurred in completing the refinancing and included: (i) the payment of $25.2 million of premiums to tender for the 9.875% senior secured notes due 2008 and to call the 9.75% senior subordinated notes due 2009, (ii) the payment of $13.3 million of transaction costs in connection with the issuance of the new debt, and the redemption of existing debt, and (iii) the fair value payment of $3.6 million to cancel the Company’s interest rate swap agreements related to $100.0 million principal amount of its 9.75% senior subordinated notes, due 2009. For further information see Notes 8, 16 and 22.

Note 3 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2005, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$8.0	$2.5	$10.5
Business consolidation and restructuring expenses
Current period expenses	—	3.7	3.7
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	3.6	4.0
Cash expenditures	(4.8)	(4.3)	(9.1)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	2.1	3.0
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	2.1	2.9
Cash expenditures	(2.0)	(2.7)	(4.7)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses
Current period expenses	1.1	1.8	2.9
Net business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2

The expenses related to business consolidation and restructuring programs are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred. In addition, if terminated employees are required to render services beyond a minimum retention period in order to receive termination benefits, a liability for the termination benefits shall be measured initially at the communication date based on fair value and recognized ratably over the service period. The cost of equipment relocations and re-qualification expenses associated with business consolidation and restructuring programs are expensed as incurred.

Electronics Program

In December 2005, the Company announced plans to consolidate certain of its glass fabric production activities at its Les Avenieres, France plants. In January 2006, the Company announced plans to consolidate its North American electronics production activities into its Statesville, North Carolina plant and to close its plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$—	$—	$—
Business consolidation and restructuring expenses	0.3	—	0.3
Cash expenditures	(0.1)	—	(0.1)
Balance as of December 31, 2005	$0.2	$—	$0.2

Livermore 2004 Program

In January 2004, the Company announced the consolidation of activities of its Livermore, California facility into other operations, principally the Salt Lake City, Utah plant. During the years ended December 31, 2005 and 2004, the Company recognized $0.6 million and $0.8 million of expense, respectively, for employee severance based on the remaining employee service periods. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are being incurred over several years. During the years ended December 31, 2005 and 2004, the Company recognized $1.2 million and $0.1 million, respectively, for facility and other exit costs.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$—	$—	$—
Business consolidation and restructuring expenses	0.8	0.1	0.9
Cash expenditures	—	(0.1)	(0.1)
Balance as of December 31, 2004	$0.8	$—	$0.8
Business consolidation and restructuring expenses	0.6	1.2	1.8
Cash expenditures	—	(1.2)	(1.2)
Balance as of December 31, 2005	$1.4	$—	$1.4

November 2001 Program

In November 2001, the Company announced a program to restructure its business operations in accordance with a revised business outlook for build rate reductions in commercial aircraft production, depressed business conditions in the electronics market and weakness in the general economy. The program targeted a reduction in cash fixed costs compared to previous spending rates and included company-wide reductions in managerial, professional, indirect manufacturing and administrative employees along with organizational rationalization. For the years ended December 31, 2005 and 2004, the Company recognized business consolidation and restructuring expenses of $0.6 million and $2.0 million, respectively, related to this program for equipment relocation and re-qualification costs that are expensed as incurred.

In 2003, the Company recognized a net change in estimate increasing business consolidation and restructuring expenses related to this program of $0.3 million, as additional severance expense of $0.4 million was offset in part by a $0.1 million reduction in accrued liabilities for facility and equipment. Additional business consolidation and restructuring expenses related to this program for equipment relocation and re-qualification costs of $2.2 million were expensed as incurred in 2003.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$7.8	$2.5	$10.3
Business consolidation and restructuring expenses
Current period expenses	—	2.2	2.2
Change in estimated expenses	0.4	(0.1)	0.3
Net business consolidation and restructuring expenses	0.4	2.1	2.5
Cash expenditures	(4.6)	(2.8)	(7.4)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.1	2.0	2.1
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.0	2.0	2.0
Cash expenditures	(2.0)	(2.6)	(4.6)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$2.5	$1.0	$3.5
Business consolidation and restructuring expenses
Current period expenses	0.2	0.6	0.8
Net business consolidation and restructuring expenses	0.2	0.6	0.8
Cash expenditures	(0.5)	(0.9)	(1.4)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$1.9	$0.7	$2.6

December 1998 and September 1999 Programs

As a result of several substantial business acquisitions, the Company initiated business consolidation programs in December 1998 and September 1999. The primary purpose of these programs was to integrate acquired assets into the Company, and to close or restructure insufficiently profitable facilities and activities. Business consolidation expenses for equipment relocation and re-qualification costs, expensed as incurred, were $1.5 million in 2003. Equipment relocation and re-qualification costs primarily related to the closure of the Lancaster, Ohio and Gilbert, Arizona prepreg manufacturing facilities.

Business consolidation activities for the December 1998 and September 1999 programs consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2002	$0.2	$—	$0.2
Business consolidation expenses	—	1.5	1.5
Cash expenditures	(0.2)	(1.5)	(1.7)
Balance as of December 31, 2003	$—	$—	$—

Note 4 - Inventories

	December 31,
(In millions)	2005	2004
Raw materials	$64.3	$51.7
Work in progress	32.0	36.6
Finished goods	54.1	55.9
Inventories	$150.4	$144.2

Note 5 – Net Property, Plant and Equipment

	December 31,
(In millions)	2005	2004
Land	$19.4	$20.3
Buildings	153.8	160.6
Equipment	489.9	523.7
Construction in Progress	62.9	29.4
Property, plant and equipment	726.0	734.0
Less accumulated depreciation	(440.8)	(447.4)
Net property, plant and equipment	$285.2	$286.6

Depreciation expense related to property, plant and equipment for the years ended December 31, 2005, 2004 and 2003, was $46.7 million, $52.0 million and $52.2 million, respectively. Capitalized interest of $0.1 million was included in construction in progress in 2005, and is associated with the Company’s carbon fiber expansion programs. There was no capitalized interest in 2004.  Capitalized costs associated with software developed for internal use were $0.4 million for 2005.  There were no costs capitalized for software developed in 2004.

Note 6 – Goodwill and Other Purchased Intangibles

Changes in the carrying amount of goodwill and other purchased intangibles for the years ended December 31, 2005, 2004 and 2003, by reportable segment, are as follows:

(In millions)	Composites	Reinforcements	Structures	Total
Balance as of December 31, 2002	$17.7	$40.1	$16.6	$74.4
Reduction of goodwill for sale of assets	—	—	(0.5)	(0.5)
Currency translation adjustments and other	2.8	0.2	—	3.0
Balance as of December 31, 2003	$20.5	$40.3	$16.1	$76.9
Currency translation adjustments and other	1.3	0.1	—	1.4
Balance as of December 31, 2004	$21.8	40.4	$16.1	$78.3
Currency translation adjustments and other	(3.4)	(0.2)	—	(3.6)
Balance as of December 31, 2005	$18.4	$40.2	$16.1	$74.7

Goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. The Company tests for impairment annually during the fourth quarter of each year. Annual impairment tests determined that there were no indications of impairment to the carrying value of goodwill for the years ended December 31, 2005, 2004 and 2003 (see Note 1).

The carrying value of the intangible asset was $2.4 million at December 31, 2005 and is being amortized over a useful life of 20 years. The Company tests for impairment whenever events or changes in circumstances indicate that the intangible asset might be impaired. There was no impairment for the year ended December 31, 2005.

Note 7 – Investments in Affiliated Companies

The Company has equity ownership investments in three Asian and one U.S. joint venture(s). In connection therewith, the Company has considered the accounting and disclosure requirements of FIN 46R and believes that certain of these investments would be considered “variable interest entities.”  However, the Company believes that it is not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities.

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

Each of the equity owners of BHA Aero, including the Company, had an obligation as of December 31, 2004 to support a third-party loan on a proportionate basis to the equity ownership interest. The Company met its obligation through an outstanding letter of credit of $11.1 million. During 2004, Hexcel made $3.0 million in advance payments relating to its purchases of products manufactured by BHA Aero to assist in their short term cash flow needs. The Boeing Company, in turn, made a $1.5 million advance payment to Hexcel for the purchase of products produced by Hexcel from the products it purchases from BHA Aero. Also during 2004, BHA Aero and its equity owners (Hexcel, Boeing and AVIC) reached an agreement on the re-capitalization of BHA Aero and a refinancing of BHA Aero’s third-party loans. Pursuant to the terms of the agreement, Hexcel and Boeing each agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%. On January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million in BHA Aero.

Upon the completion of the equity investment, BHA Aero refinanced its existing bank loans with a new five year bank term loan. The new five year bank term loan is supported by guarantees from Boeing and AVIC. In addition, as part of the refinancing, Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million. Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supported BHA Aero’s then current bank loan, terminated and was not reissued. The refinancing of BHA Aero’s bank debt was completed on January 26, 2005, and Hexcel’s standby letter of credit terminated on February 15, 2005. Hexcel’s reimbursement agreement with Boeing and AVIC met the definition of a guarantee in accordance with the provision of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”). Accordingly, the Company recorded a $0.5 million liability and a corresponding increase in the investment in BHA Aero based upon the estimated fair value of the guarantee.

Revenues of BHA Aero for the year ended December 31, 2005 were $17.1 million. Revenues of Asian Composites for the year ended December 31, 2005 were $19.4 million. Manufacturing activities of both BHA Aero and Asian Composites continue to increase as composite component manufacturing work was transferred to them and the production rates increased of the aircraft programs that used these components. As of December 31, 2005, Hexcel had an $8.5 million net equity investment balance related to these joint ventures and an aggregate receivable balance of $3.4 million. Apart from the accounts receivable balances, its remaining investment in these ventures and its reimbursement agreement with Boeing and AVIC, Hexcel has no other significant exposures to loss with BHA Aero and Asian Composites (see Note 17).

As part of an acquisition in 1998, Hexcel obtained equity ownership interests in three joint ventures which manufacture reinforcement products: a 43.6% share in Interglas Technologies AG (“Interglas”), headquartered in Germany; a 43.3% share in Asahi-Schwebel Co., Ltd. (“Asahi-Schwebel”), headquartered in Japan; and a 50% share in Clark-Schwebel Tech-Fab Company (now TechFab LLC, “TechFab”), headquartered in the United States. TechFab manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications. TechFab revenues were approximately $38.1 million in 2005. As of December 31, 2005, Hexcel had an equity investment balance in TechFab of $5.8 million. Hexcel has no other significant exposure to loss as related to TechFab.

Interglas and Asahi-Schwebel are fiberglass fabric producers serving the European and Asian manufacturers of printed circuit board laminates and other reinforcement product applications. As of December 31, 2003, the Company no longer had an equity investment in either Interglas or Asahi-Schwebel. In 2003, the Company exercised an option to sell its remaining interest in Asahi-Schwebel for $23.0 million in cash. No gains or losses were recorded on the sale, as the Company had previously written down the carrying value of its remaining equity investment to $23.0 million in 2002. In addition, in 2003 Hexcel sold its equity interest in Interglas for a nominal amount in conjunction with a bank sponsored financial restructuring of the affiliated company. No gain or loss was recorded as a result of the sale, as Hexcel had previously recognized a full impairment of the remaining value of its equity interest in Interglas.

The Company also owns a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”). This Composites joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Revenues of DHL for the twelve months ended December 31, 2005 were $17.0 million, which included sales of products manufactured by the Company and distributed by DHL. During the first quarter of 2005, Hexcel entered into a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances. This contingent obligation met the definition of a guarantee in accordance with the provisions of FIN 45. Accordingly, the Company recorded a liability on its consolidated balance sheet for the estimated fair value of the guarantee. The liability recorded was $0.2 million and the fair value of the commitment of $0.2 million was expensed. As of December 31, 2005, Hexcel has no equity investment balance relating to DHL as the Company previously considered this investment to be other than temporarily impaired. As of December 31, 2005, Hexcel had no significant exposures to loss relating to this joint venture other than Hexcel’s letter of awareness to pay DIC with respect to DHL’s new debt obligations under certain circumstances.

In December 2005 Hexcel and DIC decided to dissolve the DHL joint venture. The dissolution will be completed during 2006. On January 20, 2006, Hexcel renewed a letter of awareness it had provided to DIC, whereby Hexcel is currently contingently liable to pay up to $1.3 million with respect to DHL’s new debt obligations under certain circumstances. The proceeds from the dissolution will be used to repay bank debt, extinguishing this obligation, and any residual will be distributed under the terms of the governing agreements between the parent companies. The dissolution is not expected to generate a significant gain or loss for the Company.

Summarized condensed combined balance sheets of Hexcel’s joint venture ownership interests as of December 31, 2005 and 2004, and summarized condensed combined statements of operations for periods of Hexcel’s ownership during the three years ended December 31, 2005, are as follows:

(In millions)	December 31,
Summarized Condensed Combined Balance Sheets	2005	2004
Current assets	$32.0	$22.0
Non-current assets	63.5	69.9
Total assets	$95.5	$91.9

Current liabilities	$31.5	$27.9
Non-current liabilities	28.7	39.5
Total liabilities	60.2	67.4

Partners’ equity	35.3	24.5
Total liabilities and partners’ equity	$95.5	$91.9

	For the Year Ended December 31,
Summarized Condensed Combined Statements of Operations	2005	2004	2003
Net sales	$91.6	$67.9	$163.0
Cost of sales	72.4	51.9	142.2
Gross profit	19.2	16.0	20.8
Other costs and expenses	16.5	15.1	50.7
Net income (loss)	$2.7	$0.9	$(29.9)

Note 8 - Notes Payable

(In millions)	December 31, 2005	December 31, 2004
Senior secured credit facility - revolver due 2010	$5.0	$—
Senior secured credit facility - term B loan due 2012	185.0	—
European credit and overdraft facilities	1.3	0.7
6.75% senior subordinated notes due 2015	225.0	—
9.875% senior secured notes due 2008, net of unamortized discount of $0.9 as of December 31, 2004	—	124.1
9.75% senior subordinated notes due 2009, net of unamortized discount of $0.6 as of December 31, 2004 (a)	—	283.3
7.0% convertible subordinated debentures due 2011	—	19.2
Total notes payable	416.3	427.3
Capital lease obligations	3.5	4.1
Total notes payable and capital lease obligations	$419.8	$431.4

Notes payable and current maturities of long-term liabilities	$3.0	$1.0
Long-term notes payable and capital lease obligations, less current maturities	416.8	430.4
Total notes payable and capital lease obligations	$419.8	$431.4

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

During the first quarter of 2005, the Company refinanced substantially all of its long-term debt. In connection with the refinancing, the Company entered into a new $350.0 million senior secured credit facility (the “New Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan. Borrowings as of December 31, 2005 under the New Facility were $190.0 million, consisting of $185.0 million of term loans and $5.0 million of revolver loans. In addition, the Company issued $225.0 million principal amount of 6.75% senior subordinated notes, due 2015. The term loan under the New Facility is scheduled to mature on March 1, 2012 and the revolving loan under the New Facility is scheduled to expire on March 1, 2010. The New Facility replaced the Company’s existing $115.0 million five-year secured revolving credit facility. The terminated credit facility was scheduled to expire on March 31, 2008.

Senior Secured Credit Facility

Under the original terms of the term loan portion of the New Facility, the Company was required to make quarterly principal payments of $0.6 million on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2005 and continuing through and including March 1, 2011. Commencing on June 1, 2011, and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, the Company’s quarterly scheduled principal payments under the original terms of the term loan portion of the New Facility will increase to $52.9 million. The term loan portion of the New Facility is scheduled to be paid in full upon payment of the last principal payment on March 1, 2012.

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

Term loan borrowings under the New Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the New Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on the Company’s consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the New Facility was 5.3% for the year ended December 31, 2005. In accordance with the terms of the New Facility, initial borrowings were required to be made under the “prime rate” option, which resulted in interest borrowings at rates greater than those which would have been incurred using the LIBOR option. Borrowings made and outstanding under the LIBOR option during 2005 were made at interest rates ranging from 4.625% to 6.125%.

In May 2005, the Company entered into interest rate swap agreements, which effectively converted $50.0 million of the variable interest rate term loan of the New Facility into fixed rate debt. As a result of these interest rate swap agreements, the Company will pay interest of 3.98% and 4.01% plus the margin in effect on term loan borrowings of $30.0 million and $20.0 million, respectively.

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

The New Facility permits the Company to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of December 31, 2005, the Company had aggregate borrowings of $190.0 million outstanding under the New Facility consisting of $185.0 million of term loans and $5.0 million of revolving loans, and had issued letters of credit totaling $3.8 million.

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

An affiliate of the Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company’s private placement offering of the senior subordinated notes, and received $2.4 million for such services (see Note 11).

European Credit and Overdraft Facilities

In addition to the New Facility, certain of Hexcel’s European subsidiaries have access to limited credit and overdraft facilities provided by various local banks. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.

French Factoring Facility

In 2003, the Company entered into an accounts receivable factoring facility with a third-party to provide an additional 20.0 million Euros in borrowing capacity. The facility expires in January 2007. Borrowings under this facility bear interest at 1.00% per annum over LIBOR plus a 0.18% usage fee. This facility also requires the payment of customary fees and expenses. As of December 31, 2005 and 2004, the Company did not have any accounts receivable factored under this facility. The Company has given notice to terminate the facility effective on March 31, 2006.

Senior Secured Notes, due 2008

On March 19, 2003, the Company issued, through a private placement under Rule 144A, $125.0 million of 9.875% senior secured notes at a price of 98.95% of face value. At the time of the issuance, pursuant to a registration rights agreement, Hexcel agreed to offer all noteholders the opportunity to exchange their notes for new notes that were substantially identical to the existing notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer. The Company filed a Registration Statement on Form S-4 registering the senior secured notes in July 2003, and completed the exchange offer in September 2003.

The senior secured notes, due October 1, 2008, were secured by a first priority security interest in substantially all of Hexcel’s and its domestic subsidiaries’ property, plant and equipment, intangibles, intercompany notes and other obligations receivable, and 100% of the outstanding voting stock of certain of Hexcel’s domestic subsidiaries. In addition, the senior secured notes were secured by a pledge of 65% of the stock of Hexcel’s Danish and U.K. first-tier holding companies, and certain intercompany notes. This pledge of foreign stock and intercompany notes was on an equal basis with a substantially identical pledge of such stock given to secure the obligations under the Company’s Senior Secured Credit Facility. The senior secured notes were also guaranteed by Hexcel’s material domestic subsidiaries. Hexcel had the ability to incur additional debt that would be secured on an equal basis by the collateral securing the senior secured notes. The amount of additional secured debt that may have been incurred was limited to $10.0 million at December 31, 2004, but could have increased over time based on a formula relating to the total net book value of Hexcel’s domestic property, plant and equipment.

The Company paid interest on the notes on April 1 and October 1 of each year. The first payment was made on October 1, 2003. The Company had the option to redeem all or a portion of the notes at any time during the one-year period beginning April 1, 2006 at 104.938% of principal plus accrued and unpaid interest. This percentage decreased to 102.469% for the one-year period beginning April 1, 2007, and to 100.0% for the period beginning April 1, 2008. In addition, the Company could use the net proceeds from one or more equity offerings at any time prior to April 1, 2006 to redeem up to 35% of the aggregate principal amount of the notes at 109.875% of the principal amount, plus accrued and unpaid interest.

The indenture governing the senior secured notes contained many other terms and conditions, including limitations with respect to asset sales, incurrence of debt, granting of liens, the making of restricted payments, including dividends, and entering into transactions with affiliates.

An affiliate of the Goldman Sachs Investors, a related party, performed underwriting services in connection with the Company’s private placement offering of the senior secured notes, and received $2.3 million for such services rendered (see Note 11).

In connection with the refinancing in the first quarter of 2005, proceeds from a portion of the term loan under the New Facility were used to repurchase all of the outstanding $125.0 million principal amount of these senior secured notes. The total consideration paid for each $1,000 principal amount of notes tendered and accepted for payment was $1,112.60 (see Note 2).

Senior Subordinated Notes, due 2009

On January 21, 1999, the Company issued $240.0 million of 9.75% senior subordinated notes, due 2009. On June 29, 2001, the Company offered an additional $100.0 million under the same indenture at a price of 98.5% of face value. During 2004 and 2003, the Company repurchased $44.8 million and $10.0 million principal amount, respectively, of the 9.75% senior subordinated notes in open market purchases. In connection with the repurchases made in 2004 the Company incurred losses of $3.2 million on the early retirement of debt. Repurchases made in 2003 were made at par, resulting in no material gain or loss recognized from the transactions (see Note 22). The senior subordinated notes were general unsecured obligations of Hexcel.

In connection with the refinancing in the first quarter of 2005, the Company called for redemption the remaining 9.75% senior subordinated notes, due 2009. On February 1, 2005, the Company closed the $225.0 million principal amount of 6.75% senior subordinated notes, due 2015. Net proceeds from this offering were remitted to the trustee for these notes for the purpose of redeeming $185.3 million principal amount, including the related accrued interest and call premium. Also, on March 31, 2005, the Company redeemed the remaining $100.0 million principal amounts of these notes. The redemption price was 103.9% or $103.9 million plus accrued interest (see Note 2).

Convertible Subordinated Debentures, due 2011

The convertible subordinated debentures carried an annual interest rate of 7.0% and were convertible into shares of Hexcel common stock prior to maturity, unless previously redeemed, at a conversion price of $30.72 per share. Under the terms of the indenture, an annual mandatory redemption of 5% of the aggregate principal amount of the convertible debentures was required, beginning in August 1997. However, the Company satisfied this annual redemption for the period 1997 to 2002 by repurchasing a portion of the outstanding debentures in prior years. Mandatory redemption of the convertible debentures continued in 2002 with an annual sinking fund requirement of $1.1 million in 2002 and $1.75 million in each year thereafter. The Company satisfied the 2005 annual sinking fund requirement in 2004 through market repurchases of the debentures. Market purchases in 2004 and 2003 were made at a slight discount to par, resulting in no material gain or loss recognized. As part of the refinancing in the first quarter of 2005, the remaining $19.2 million principal amounts of these convertible subordinated debentures were redeemed. The redemption price was 100% plus accrued interest (see Note 2).

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2005 (see Note 9):

Payable during the years ending December 31:	(In millions)
2006	$2.7
2007	1.9
2008	1.9
2009	1.9
2010	6.9
Thereafter	401.0
Total notes payable	$416.3

The aggregate maturities of notes payable in 2006 include European credit and overdraft facilities of $1.3 million, which are repayable on demand.

Estimated Fair Values of Notes Payable

The New Facility and the various European credit facilities outstanding as of December 31, 2005 and 2004 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The approximate, aggregate fair values of the Company’s other notes payable as of December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004
6.75% senior subordinated notes, due 2015	$218.3	$—
9.875% senior subordinated notes, due 2008	—	139.7
9.75% senior subordinated notes, due 2009	—	297.7
7.0% convertible subordinated debentures, due 2011	—	18.3

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Note 9 - Leasing Arrangements

The Company accounts for its leases following the guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  The Company has entered into several capital leases for buildings and warehouses with expirations through 2012 with an obligation of $4.7 million as of December 31, 2005. The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2005 and 2004, were:

(In millions)	2005	2004
Property, plant and equipment	$5.2	$6.5
Less accumulated depreciation	(2.4)	(3.1)
Net property, plant and equipment	$2.8	$3.4

Capital lease obligations	$3.5	$4.1
Less current maturities	(0.3)	(0.3)
Long-term capital lease obligations, net	$3.2	$3.8

In addition to the capital leases above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $7.0 million, $7.3 million and $5.2 million in 2005, 2004 and 2003, respectively.

Scheduled future minimum lease payments as of December 31, 2005 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2006	$0.6	$5.3
2007	0.6	3.7
2008	0.5	2.7
2009	0.5	1.9
2010	0.3	1.5
Thereafter	2.2	5.9
Total minimum lease payments	$4.7	$21.0

Less amounts representing interest	1.2
Present value of future minimum capital lease payments	3.5
Less current obligations under capital leases	0.3
Long-term obligations under capital leases	$3.2

Note 10 – Mandatorily Redeemable Convertible Preferred Stock

On March 19, 2003, Hexcel received $119.8 million in cash, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A mandatorily redeemable convertible preferred stock and 125,000 shares of a series B mandatorily redeemable convertible preferred stock. Hexcel issued 77,875 shares of each series to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. Separately, Hexcel issued 47,125 shares of each series to investment funds controlled by affiliates of The Goldman Sachs Group, Inc., a related party. Upon issuance, the total number of Hexcel’s outstanding common shares, including potential shares issuable upon conversion of both of the new series of convertible preferred stocks, increased from approximately 38.6 million shares to approximately 88.4 million shares.

The issuance of the series A and series B mandatorily redeemable convertible preferred stock resulted in certain deductions being recognized in the Company’s consolidated statements of operations until such time as the preferred stock is converted to Hexcel common stock or redeemed. These deductions are reported under the caption “deemed preferred dividends and accretion” and represent a reduction of net income (loss) in arriving at net income (loss) available to common shareholders. Deemed preferred dividends and accretion is composed of four components:  accrued dividends, discount, beneficial conversion feature, and deferred issuance costs. The accretion of these components is a non-cash expense at the time of recognition. However, the certificate of designation provided that cash may be utilized to pay future dividends and/or for the redemption of the preferred stock. In addition, in each instance, the components were accrued over the life of the convertible preferred stock using the effective interest method.

The Company recognized deemed preferred dividends and accretion of $30.8 million and $25.4 million for the years ended December 31, 2005 and 2004, respectively. Included in deemed preferred dividends and accretion in 2005 and 2004 was $23.2 million and $12.9 million, respectively, related to the conversions of the mandatorily redeemable convertible preferred stock.

Secondary Offerings of Common Stock and Conversions of Mandatorily

Redeemable Convertible Preferred Stock

In December 2004, certain stockholders of the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock and in connection with such offering a portion of the Company’s mandatorily redeemable convertible preferred stock was converted into common stock. Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock. The Company received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, the Company recorded two significant charges in the fourth quarter of 2004. A non-cash charge of $12.9 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock was recorded. The charge represented the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities. This charge was included in “deemed preferred dividends and accretion” in the consolidated statements of operations. In addition, the Company recorded transaction costs of $1.1 million related to the secondary offering. The $1.1 million of transaction costs were included in selling, general and administrative expenses in the consolidated statements of operations.

On August 9, 2005, certain stockholders of the Company completed a secondary offering of 14,500,000 shares of Hexcel’s common stock. Of the total common shares offered, 11,075,160 common shares were obtained upon the conversion of 24,007 shares of Series A and 47,125 shares of series B mandatorily redeemable convertible preferred stock. Common shares offered included 8,098,002 shares offered by affiliates of the Goldman Sachs Group, Inc., and 6,401,998 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. An additional 2,115,998 common shares were sold when the underwriters exercised their over-allotment option on August 17, 2005. The additional shares were offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC and were obtained upon the conversion of 6,348 shares of series A mandatorily redeemable convertible preferred stock. The Company received no net proceeds from this offering. In connection with the offering, the Company recorded transaction costs of $1.0 million related to the secondary offering. The $1.0 million of transaction costs were included in selling, general and administrative expenses in the consolidated statements of operations.

On December 29, 2005, the Company announced the conversion of the remaining 70,729 shares of its outstanding Series A Convertible Preferred Stock into 23,576,330 shares of the Company’s common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than common stock.

In connection with the offering of common shares and the conversions of mandatorily redeemable convertible preferred stock in 2005, the Company recorded non-cash charges of $23.2 million. These charges represent the write-off of a pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities. These charges were included in “Deemed preferred dividends and accretion” in the consolidated statements of operations.

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

On March 19, 2003, Hexcel issued 47,125 shares of series A mandatorily redeemable convertible preferred stock and 47,125 shares of series B  mandatorily redeemable convertible preferred stock to the Goldman Sachs Investors for a cash payment of approximately $47.1 million.  This issuance of mandatorily redeemable convertible preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in Hexcel’s voting securities, consistent with their rights under the governance agreement entered into with Hexcel in 2000.  On December 20, 2004, the Goldman Sachs Investors sold 11,100,086 shares of Hexcel common stock in a public offering. On August 9, 2005, the Goldman Sachs Investors converted 4,801 shares of series A  mandatorily redeemable convertible preferred stock, and all 47,125 shares of their series B mandatorily redeemable convertible preferred stock, into an aggregate of 4,673,162 shares of Hexcel common stock, and sold 8,098,002 shares of common stock (including the 4,673,162 shares of common stock received upon conversion of the series A and series B  mandatorily redeemable convertible preferred stock) in a public offering.  On December 29, 2005, the Goldman Sachs Investors converted all of their remaining 42,324 shares of series A mandatorily redeemable convertible preferred stock into 14,107,999 shares of common stock. As of December 31, 2005, the Goldman Sachs Investors held 14,108,073 shares of common stock, representing approximately 15.2% of Hexcel’s outstanding common stock.

On March 19, 2003, Hexcel issued 77,875 shares of series A  mandatorily redeemable convertible preferred stock and 77,875 shares of series B  mandatorily redeemable convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar Investors”) for a cash payment of approximately $77.9 million.  On December 20, 2004, the Berkshire/Greenbriar Investors converted 14,466 shares of series A  mandatorily redeemable convertible preferred stock, and all 77,875 shares of their series B  mandatorily redeemable convertible preferred stock, into an aggregate of 9,899,914 shares of Hexcel common stock, and sold all such shares of common stock in a public offering.  On December 23, 2004, the Berkshire/Greenbriar Investors converted an additional 9,450 shares of series A mandatorily redeemable convertible preferred stock into 3,149,998 shares of Hexcel common stock, and sold all such shares of common stock in a public offering. On August 9, 2005, the Berkshire/Greenbriar Investors converted 19,206 shares of series A mandatorily redeemable convertible preferred stock into an aggregate of 6,401,998 shares of Hexcel common stock, and sold all such shares of common stock in a public offering. On August 17, 2005, the Berkshire/Greenbriar Investors converted an additional 6,348 shares of series A mandatorily redeemable convertible preferred stock into 2,115,998 shares of Hexcel common stock, and sold 2,115,765 of such shares of common stock in a public offering. On December 29, 2005, the Berkshire/Greenbriar Investors converted all of their remaining 28,405 shares of series A mandatorily redeemable convertible preferred stock into 9,468,331 shares of common stock. As of December 31, 2005, the Berkshire/Greenbriar Investors held 9,468,564 shares of common stock, representing approximately 10.2% of Hexcel’s outstanding common stock.

In conjunction with the original investment by the Berkshire/Greenbriar Investors in March 2003, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gives the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to Hexcel’s board of directors and certain other rights.  Under an amended governance agreement, the Goldman Sachs Investors have the right to nominate up to three directors.

Based on the current levels of Hexcel stock ownership, the Goldman Sachs Investors have the right to nominate two, and the Berkshire/Greenbriar Investors have the right to nominate one, director to our board. Both the stockholders agreement and the amended governance agreement require that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally.

In connection with the Company’s refinancing on March 19, 2003 an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the Company’s private offering (under  Rule 144A) of the 9.875% Senior Secured Notes due 2008 and received $2.3 million for such services (see Note 8). In December 2004, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 24,149,998 shares of Hexcel common stock and received $5.4 million for such services.  On February 1, 2005, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the Company’s private offering (under Rule 144A) of its 6.75% Senior Subordinated Notes due 2015 and received $2.4 million for such services (see Notes 2, 8 and 10). In August 2005, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 16,615,765 shares of Hexcel common stock and received $5.0 million for such services.

On February 28, 2006, the Company filed a registration statement on Form S-3 for the sale by the Berkshire/Greenbriar investors and Goldman Sachs investors of substantially all of their shares of Hexcel common stock. This registration statement was filed pursuant to existing registration rights held by the Berkshire/Greenbriar investors and Goldman Sachs investors. If this offering is consummated, the governance agreement and stockholders agreements with the investors will terminate, and the investors will no longer have board representation rights (see Note 24).

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

Under the retirement savings plans, eligible U.S. employees can contribute up to 16% of their annual compensation to an individual 401(k) retirement savings account. Hexcel makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year. The Company also makes profit sharing contributions when it meets or exceeds certain performance targets, which are set annually.

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

U.S. Defined Benefit Retirement Plans

The Company has developed an asset allocation policy for the U.S. Qualified Plan with consideration of the following long-term investment objectives: achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with an expected total portfolio return of 7.5%, and minimizing the impact of market fluctuations on the fair value of the plan assets.

The Company’s U.S. Qualified Plan’s actual and target asset allocations based upon its investment policy as of December 31, 2005 and 2004 were as follows:

	Actual
	2005	2004	Policy Range
Asset Class:
Equities	61%	58%	45% - 65%
Fixed Income	39%	42%	30% - 50%
Cash	0%	0%	2% - 10%

Cash is below target levels due to a high concentration of lump sum payments in 2005 and 2004. In 2005 and 2004, the Company made additional cash contributions of $1.6 million each year to the plan to fund lump sum payments.

In addition to the broad asset allocations described above, the following investment policies apply to individual asset classes:  equity investments can include common and preferred securities, American Depository Receipts, as well as mutual funds in such securities. The portfolios are required to be diversified among industries and economic sectors. No more than 10% of the plan’s assets may be in illiquid securities. To enhance diversification and liquidity, equity investments have been directed into mutual funds. Short sales, margin purchases and similar speculative transactions are prohibited. Fixed income investments are oriented toward risk adverse, investment grade securities. The short-term portion of the portfolio will be invested in high-grade commercial paper (rated A-1 and P-1), treasury bills, and short-term repurchase agreements (collateralized by U.S. Treasury or Agency issue or commercial paper), approved bankers’ acceptances and approved domestic certificates of deposit of banks. Longer-term fixed income purchases will be limited to issues rated at or above BBB- by Standard & Poor’s and Baa3 by Moody’s, while the entire portfolio must have a minimum overall rating of AA by both rating agencies. Short sales, margin purchases and similar speculative transactions are prohibited. The portfolio should compare favorably to the Lehman Bros. Aggregate Index over a 5-year period.

The Company uses its long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and the target asset allocation of the asset portfolio to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of its U.S. Qualified Plan. As a result of an annual review of historical returns, market trends and recent asset allocations, the expected long-term rate of return for the 2006 plan year will remain at 7.5%.

The Company’s funding policy for the U.S. Qualified Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts that may be considered appropriate. Although no minimum funding contributions are required in 2006, the Company plans to contribute approximately $1.5 million to the U.S. Qualified Plan to fund expected lump sum payments.

The Company’s funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees and directors is generally to pay benefits as they are incurred. Under the provisions of these plans, the Company expects to contribute approximately $0.5 million in 2006 to cover unfunded benefits.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, Hexcel also provides certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 or 25 years of service to Hexcel. The Company’s funding policy for the U.S. Postretirement Plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, the Company expects to contribute approximately $1.5 million in 2006 to cover unfunded benefits.

European Defined Benefit Retirement Plans

The Company maintains defined benefit retirement plans in the United Kingdom, Belgium and Austria covering certain employees and directors of its subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans. Consistent with practices in that country, assets in the U.K. Plan are invested principally in equities. As of December 31, 2005, 86% of the total assets in the U.K. Plan were invested in equities. Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with an expected total portfolio return of 8.0%, and minimizing the impact of market fluctuations on the fair value of the plan assets. The Company uses its long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of its U.K. Plan. As a result of an annual review of historical returns and market trends, the expected long-term rate of return for the U.K. Plan for the 2006 plan year will be 8.0%. The Company plans to contribute approximately $2.4 million to the U.K. Plan during the 2006 plan year. The Company’s Belgian and Austrian defined benefit plans are not significant.

Net Periodic Pension Expense

Net periodic expense for Hexcel’s U.S. and European qualified and nonqualified defined benefit pension plans and its U.S. retirement savings plans for the three years ended December 31, 2005, was:

(In millions)	2005	2004	2003
Defined benefit retirement plans	$7.9	$7.5	$6.1
Union sponsored multi-employer pension plan	0.1	0.1	0.2
Retirement savings plans-matching contributions	5.7	5.6	5.4
Retirement savings plans, profit sharing and incentive contributions	10.1	10.1	8.0
Net periodic expense	$23.8	$23.3	$19.7

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of Hexcel’s defined benefit retirement and postretirement plans for the three years ended December 31, 2005, was:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2005	2004	2003	2005	2004	2003
Service cost	$1.1	$0.9	$0.7	$3.0	$2.9	$1.9
Interest cost	1.9	1.8	1.7	5.3	4.8	4.0
Expected return on plan assets	(1.1)	(1.1)	(1.1)	(5.4)	(4.8)	(3.8)
Net amortization and deferral	1.2	1.0	0.7	1.1	1.2	1.4
Sub-total	3.1	2.6	2.0	4.0	4.1	3.5
Curtailment and settlement (gain) loss	0.7	0.8	0.9	—	—	(0.3)
Net periodic pension cost	$3.8	$3.4	$2.9	$4.0	$4.1	$3.2

Postretirement Plans	2005	2004	2003
Service cost	$0.2	$0.3	$0.2
Interest cost	0.9	1.0	0.8
Net amortization and deferral	(0.2)	—	(0.3)
Curtailment and settlement gain	—	(0.2)	—
Net periodic postretirement benefit cost	$0.9	$1.1	$0.7

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for Hexcel’s defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2005 and 2004, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2005	2004	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation - beginning of year	$33.7	$30.4	$103.4	$85.1	$16.7	$18.7
Service cost	1.1	0.9	3.0	2.9	0.2	0.3
Interest cost	1.9	1.8	5.3	4.8	0.9	1.0
Plan participants’ contributions	—	—	1.3	1.2	0.5	0.5
Amendments	—	—	—	—	—	(3.2)
Actuarial loss	1.4	2.4	9.1	1.6	(0.1)	1.4
Benefits paid	(0.5)	(0.4)	(2.2)	(1.8)	(2.0)	(2.0)
Curtailment and settlement gain	(1.3)	(1.4)	—	—	—
Currency translation adjustments	—	—	(13.4)	9.6	—	—
Benefit obligation - end of year	$36.3	$33.7	$106.5	$103.4	$16.2	$16.7
Change in plan assets:
Fair value of plan assets - beginning of year	$14.4	$13.2	$72.4	$59.3	$—	$—
Actual return on plan assets	0.8	1.2	16.0	6.2	—	—
Employer contributions	2.0	2.0	2.5	2.3	1.5	1.5
Plan participants’ contributions	—	—	1.3	1.2	0.5	0.5
Benefits paid	(0.5)	(0.4)	(2.3)	(1.7)	(2.0)	(2.0)
Currency translation adjustments	—	—	(8.0)	5.1	—	—
Settlements	(1.6)	(1.6)	—	—	—	—
Fair value of plan assets - end of year	$15.1	$14.4	$81.9	$72.4	$—	$—
Reconciliation of funded status to net amount recognized:
Unfunded status	$(21.2)	$(19.3)	$(24.6)	$(31.0)	$(16.2)	$(16.7)
Unrecognized actuarial loss	12.8	12.5	27.0	32.9	4.3	4.7
Unamortized prior service cost (benefit)	1.5	1.8	—	—	(3.7)	(4.2)
Net amount recognized	$(6.9)	$(5.0)	$2.4	$1.9	$(15.6)	$(16.2)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit costs	$—	$—	$2.4	$(3.8)	$—	$—
Intangible asset	1.5	1.3	—	—	—	—
Accrued benefit liability	(19.7)	(17.3)	—	(0.2)	(15.6)	(16.2)
Accumulated other comprehensive income (before tax for European Plans)	11.3	11.0	—	5.9	—	—
Net amount recognized	$(6.9)	$(5.0)	$2.4	$1.9	$(15.6)	$(16.2)

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2005, with the exception of the U.K. Plan which had a measurement date of September 30, 2005.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $34.8 million and $31.4 million as of December 31, 2005 and 2004, respectively. The U.S. Qualified Plan’s ABO exceeded plan assets by $9.2 million and $9.3 million as of December 31, 2005 and 2004, respectively. All other U.S. plans were unfunded. The U.K. Plan had plan assets in excess of the ABO as of September 30, 2005. This plan’s ABO was $71.4 million and $69.2 million as of December 31, 2005 and 2004, respectively. A minimum pension obligation was recorded to the extent the excess of ABO over plan assets is greater than the liability recognized under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”  Offsetting amounts were recorded in “intangible assets” to the extent of unrecognized prior service costs, with the remainder recorded in “accumulated other comprehensive income (loss).”  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

As of December 31, 2005 and 2004, the accrued benefit costs for the U.S. defined retirement plans and postretirement benefit plans were included in “accrued compensation and benefits” and “other non-current liabilities,” respectively, in the accompanying consolidated balance sheets.

The Company uses its long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and the target asset allocation of the asset portfolio to develop the expected long-term rate of return assumptions. The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available. In 2005, the Company utilized the Mercer Yield Curve as a benchmark to set its discount rate for the U.S Qualified Plan and used the U.K. iBoxx AA Rated Corporate Bond Yield Index for the U.K. Pension Plan. Prior to 2005, the Company had set its discount rate for the U.S. Qualified Plan based on a Moody Aa benchmark. The Company believes that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of the Company’s plans. Salary increase assumptions are based on historical experience and anticipated future management actions. For the postretirement health care and life insurance benefit plans, the Company reviews external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods. While the Company believes that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Assumptions used to determine net periodic costs for the three years ended December 31, 2005, and estimate the actuarial present value of benefit obligations at December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
U.S. defined benefit retirement plans:
Discount rates	5.5%	5.75%	6.0%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

European defined benefit retirement plans:
Discount rates	5.3% – 5.5%	5.3% – 5.5%	5.3% – 5.5%
Rates of increase in compensation	0.0% – 4.0%	0.0% – 4.0%	2.3% – 4.0%
Expected long-term rates of return on plan assets	5.0% – 8.0%	5.0% – 8.0%	5.0% – 8.0%

Postretirement benefit plans:
Discount rates	5.5%	5.75%	6.0%
Rates of increase in compensation	4.0% – 4.5%	4.0% – 4.5%	4.0% – 4.5%

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 11.0% for medical and 5.0% for dental and vision for 2006. The medical rates are assumed to gradually decline to 5.0% by 2013, whereas dental and vision rates are assumed to remain constant at 5.0%.

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2006 pension expense, and the impact on the Company’s retirement obligation as of December 31, 2005 for a one-percentage-point change in the discount rate:

	U.S. Qualified	U.K. Retirement
(In millions)	Pension Plan	Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$(0.2)	$(0.6)
Discount rate	$(0.1)	$(0.8)

One-percentage-point decrease:
Expected long-term rate of return	$0.2	$0.6
Discount rate	$0.1	$0.7

Retirement obligation
One-percentage-point increase in discount rate	$(2.2)	$(17.9)
One-percentage-point decrease in discount rate	$2.4	$21.8

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have on the total of service and interest cost components, and on the postretirement benefit obligation:

(In millions)	2005	2004
One-percentage-point increase:
Effect on total service and interest cost components	$0.1	$0.1
Effect on postretirement benefit obligation	$1.0	$1.0

One-percentage-point decrease:
Effect on total service and interest cost components	$(0.1)	$(0.1)
Effect on postretirement benefit obligation	$(0.9)	$(0.9)

Note 13 - Income Taxes

Income (loss) before income taxes and the provision for income taxes, for the three years ended December 31, 2005, were as follows:

(In millions)	2005	2004	2003
Income (loss) before income taxes:
U.S.	$10.7	$21.5	$(7.3)
International	18.7	17.4	11.1
Total income before income taxes	$29.4	$38.9	$3.8

Provision for income taxes:
Current:
U.S.	$0.2	$0.8	$0.9
International	9.9	11.5	7.8
Current provision for income taxes	10.1	12.3	8.7
Deferred:
U.S.	(118.6)	0.6	0.6
International	0.2	(1.7)	4.2
Deferred provision (benefit) for income taxes	(118.4)	(1.1)	4.8
Total provision (benefit) for income taxes	$(108.3)	$11.2	$13.5

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2005, is as follows:

(In millions)	2005	2004	2003
Provision for taxes at U.S. federal statutory rate	$10.3	$13.6	$1.3
Foreign effective rate differential	4.0	4.2	0.2
Other permanent items	(3.4)	0.2	(0.8)
Valuation allowance	(119.2)	(6.8)	12.8
Total provision (benefit) for income taxes	$(108.3)	$11.2	$13.5

In 2004 and 2003, the Company received dividends of $15.4 million and $79.2 million, respectively from its foreign subsidiaries, which is taxable for U.S. income tax purposes. The taxable income resulting from the dividends was fully offset by net operating losses. The utilization of net operating losses resulted in a corresponding reduction in the valuation allowance.

As of December 31, 2005 and 2004, the Company has made no U.S. income tax provision for undistributed earnings of international subsidiaries. Such earnings are considered to be permanently reinvested.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2005 and 2004 were:

(In millions)	2005	2004
Assets
Net operating loss carryforwards	$48.6	$45.4
Unfunded pension liability	14.5	13.0
Accelerated amortization	64.4	76.0
Reserves and other	37.1	34.5
Subtotal	164.6	168.9
Valuation allowance	(16.4)	(146.0)
Total assets	$148.2	$22.9
Liabilities
Accelerated depreciation	$(15.0)	$(19.4)
Other	(1.5)	(0.8)
Total liabilities	(16.5)	(20.2)
Net deferred tax asset	$131.7	$2.7

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheet as of December 31, 2005 and 2004 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, and other non-current liabilities, respectively, in the consolidated balance sheets:

(In millions)	2005	2004
Current deferred tax assets, net	32.9	2.0
Long-term deferred tax assets, net	107.8	7.0
Long-term deferred tax liability, net	(9.0)	(6.3)
Net deferred tax assets	131.7	2.7

On December 31, 2005, the Company recognized through its tax provision, a $119.2 million reversal representing the majority of the previously recorded U.S. deferred tax asset valuation allowance.  In assessing the ability to realize its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available positive and negative evidence. The Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and expected book and taxable income, the Company determined that the realization of certain U.S. deferred tax assets for which a valuation allowance had been previously recorded is considered to be more likely than not for purposes of reversing the valuation allowance. The valuation allowance of $16.4 million as of December 31, 2005 relates to certain deferred tax assets of the Company’s Belgian subsidiary, certain state temporary differences, state net operating loss carryforwards and capital loss carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.  In addition, as part of the reversal the Company increased the additional paid-in capital by $10.8 million for the tax benefit related to the conversion of restricted stock units and the exercise of stock options embedded in the NOLS and tax affected the balances held in “accumulated other comprehensive income (loss)”.

In connection with the 2005 reversal of its U.S. deferred tax asset valuation allowance, the Company in reviewing its income tax accounts, determined that additional deferred tax assets relating to certain permanent and temporary differences, state net operating losses and capital loss carryforwards totaling $12.1 million all with a corresponding full valuation allowance should have been reflected as of December 31, 2004. Amounts disclosed above as of December 31, 2004 have been revised to reflect these additional U.S. deferred tax assets and the corresponding increase in the valuation allowance.

Net Operating Loss Carryforwards

As of December 31, 2005, Hexcel had net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $108.8 million and $18.5 million, respectively. On March 19, 2003, the Company completed a refinancing of its capital structure, and as a result, the Company had an “ownership change” pursuant to IRC Section 382, which will limit the Company’s ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum. The Company’s U.S. net operating losses expire beginning in 2019 and through 2022. The Company’s foreign net operating losses can be carried forward without limitation.

Note 14 - Stockholders’ Equity (Deficit)

Common Stock Outstanding

(Number of shares in millions)	2005	2004	2003
Common stock:
Balance, beginning of year	55.0	40.0	39.8
Conversion of mandatorily redeemable convertible preferred stock	36.8	13.0	—
Activity under stock plans	2.3	2.0	0.2
Balance, end of year	94.1	55.0	40.0
Treasury stock:
Balance, beginning of year	1.4	1.3	1.3
Repurchased	0.1	0.1	—
Balance, end of year	1.5	1.4	1.3
Common stock outstanding	92.6	53.6	38.7

Stock-Based Incentive Plans

Hexcel has various stock option and management incentive plans for eligible employees, officers and directors. These plans provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Options to purchase common stock are generally granted at the fair market value on the date of grant. Substantially all outstanding options have a ten-year term and generally vest over a three-year period, except that the vesting period may be accelerated under certain circumstances. At December 31, 2005, the aggregate number of shares of stock issuable under these plans was 11.2 million shares.

As of December 31, 2005, and 2004, Hexcel had outstanding at each year end a total of 0.1 million performance accelerated restricted stock units (“PARS”). PARS are convertible to an equal number of shares of Hexcel common stock and generally vest at the end of a seven-year period (or upon the attainment of certain financial or stock performance objectives, if sooner), subject to certain events that may accelerate vesting. No PARS were converted into Hexcel common stock in 2005, 2004 or 2003. No PARS were granted during the three years ended December 31, 2005.

For the year ended December 31, 2005, Hexcel granted 0.2 million restricted stock units to eligible officers and employees. For each of the years ended December 31, 2004 and 2003, Hexcel granted 0.3 million restricted stock units to eligible officers and employees. Restricted stock units are convertible to an equal number of shares of Hexcel common stock and generally vest ratably over a three-year period. During 2005, 2004 and 2003 restricted stock units of 0.3 million, 0.2 million, and 0.1 million, respectively, vested and converted into common stock. In addition, the Company’s Chief Executive Officer received approximately 0.1 million shares of common stock in connection with his hiring in July 2001, restricted during a twenty-month vesting period. The restriction was removed from 20% of the shares in March 2002 and from the remaining 80% of the shares in March 2003.

Compensation expense of $2.2 million, $1.6 million and $0.8 million was recognized in 2005, 2004 and 2003, respectively, in regards to the PARS, restricted stock units and the Chief Executive Officer’s restricted stock. Compensation expense is recognized based on the quoted market price of Hexcel common stock on the date of grant. Refer to Note 1 for the pro forma disclosure required under FAS 123 that exemplifies the effects on net income (loss) available to common shareholders and net income (loss) per common share as if the Company had applied the fair value method of accounting for stock-based compensation.

Stock option data for the years ended December 31, 2005, 2004 and 2003, was:

(In millions, except per share data)	Number of Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2003	8.1	$8.81
Options granted	1.5	$3.06
Options exercised	(0.1)	$2.82
Options expired or canceled	(0.8)	$9.54
Options outstanding as of December 31, 2003	8.7	$8.26
Options granted	0.7	$7.42
Options exercised	(1.6)	$7.95
Options expired or canceled	(0.3)	$10.58
Options outstanding as of December 31, 2004	7.5	$8.31
Options granted	0.6	$14.51
Options exercised	(2.1)	$7.16
Options expired or canceled	—	$—
Options outstanding as of December 31, 2005	6.0	$8.36

The total number of options exercisable as of December 31, 2005, 2004 and 2003 was 4.3 million, 5.1 million and 6.0 million, respectively, at a weighted average exercise price per share of $8.92, $9.59 and $10.08, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2005 (in millions, except per share data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37	–	2.74	0.4	6.06	$2.61	0.4	$2.61
$2.75	–	2.98	0.2	6.70	$2.97	0.1	$2.97
$2.99	–	3.13	1.0	7.02	$3.13	0.6	$3.13
$3.14	–	7.38	1.0	6.58	$6.68	0.6	$6.17
$7.39	–	10.31	0.6	4.37	$9.58	0.6	$9.58
$10.32	–	10.50	0.7	5.58	$10.50	0.5	$10.50
$10.51	–	11.85	0.2	4.92	$11.03	0.2	$11.02
$11.86	–	12.00	0.8	2.48	$12.00	0.8	$12.00
$12.01	–	14.51	0.7	7.52	$14.18	0.1	$12.59
$14.52	–	27.13	0.4	0.86	$18.13	0.4	$18.13
$1.37	–	27.13	6.0	5.41	$8.95	4.3	$8.92

The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $7.88, $4.20 and $1.77, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life (in years)	5.5	4.0	4.0
Interest rate	3.74%	4.29%	3.12%
Volatility	56.33%	71.68%	78.09%
Dividend yield	—	—	—

Employee Stock Purchase Plan (“ESPP”)

Hexcel maintains an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. As of December 31, 2005, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million. During 2005, 2004 and 2003, an aggregate total of approximately 0.1 million shares of common stock were issued under the ESPP.

Secondary Offerings of Common Stock and Conversions of Mandatorily

Redeemable Convertible Preferred Stock

In December 2004, certain stockholders of the Company completed a secondary offering of 24,149,998 shares of Hexcel’s common stock and in connection with such offering a portion of the Company’s mandatorily redeemable convertible preferred stock was converted into common stock. Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock. The Company received no net proceeds from this offering.

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

On December 29, 2005, the Company announced the conversion of the remaining 70,729 shares of its outstanding Series A Convertible Preferred Stock into 23,576,330 million shares of the Company’s common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than common stock.

On February 28, 2006, the Company filed a registration statement on Form S-3 for the sale by the Berkshire/Greenbriar investors and Goldman Sachs investors of substantially all of their shares of Hexcel common stock (see Note 24).

Note 15 - Net Income (Loss) Per Common Share

Computations of basic and diluted net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003, are as follows:

(In millions, except per share data)	2005	2004	2003
Basic net income (loss) per common share:
Net income (loss)	$141.3	$28.8	$(11.1)
Deemed preferred dividends and accretion	(30.8)	(25.4)	(9.6)
Net income (loss) available to common shareholders	$110.5	$3.4	$(20.7)
Weighted average common shares outstanding	60.0	39.3	38.6

Basic net income (loss) per common share	$1.84	$0.09	$(0.54)

Diluted net income (loss) per common share:
Net income (loss)	$141.3	$28.8	$(11.1)
Deemed preferred dividends and accretion	(30.8)	(25.4)	(9.6)
Net income (loss) available to common shareholders	$110.5	$3.4	$(20.7)
Plus: Deemed preferred dividends and accretion	30.8	—	—
Net income (loss) available to common shareholders Plus assumed conversions	$141.3	$3.4	$(20.7)
Weighted average common shares outstanding – Basic	60.0	39.3	38.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	—
Stock options	1.8	2.3	—
Mandatorily redeemable convertible preferred stock	31.5	—	—
Weighted average common shares outstanding – Diluted	93.7	42.1	38.6

Diluted net income (loss) per common share	$1.51	$0.08	$(0.54)

Total shares underlying stock options of 0.2 and 2.2 million were excluded from the computation of diluted net income per share for the years ended December 31, 2005 and 2004 as they were anti-dilutive. Total shares underlying stock options and restricted stock units of 9.3 million were excluded from the computation of diluted net loss per share for the year ended December 31, 2003 as they were anti-dilutive. The Company’s convertible subordinated debentures, due 2011, were excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2004, and 2003 as they were anti-dilutive. Also, the Company’s mandatorily redeemable convertible preferred stock was excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2004 and 2003 as it was anti-dilutive (convertible into 36.8 million and 49.8 million shares of common stock at December 31, 2004 and 2003, respectively).

Note 16 – Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter of 2003, the Company entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of the Company’s senior subordinated notes, due 2009, into variable interest rates. The variable interest rates payable by the Company in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect. Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes. The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes. The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes, due 2009. During the first quarter of 2005, both the underlying hedged item, the 2009 notes, and also the hedges themselves were terminated. The carrying value at the time of the termination was a liability $3.6 million. This amount was charged to “non-operating expense, net” in the consolidated statement of operations. The aggregate fair value and carrying amount of these swap agreements resulted in a reduction in notes payable of $1.4 million at December 31, 2004. For 2005 and 2004, hedge ineffectiveness was immaterial. A net gain of $0.2 million and $2.0 million was recognized as a component of “interest expense” for 2005 and 2004, respectively.

In May 2005 the Company entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars. The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of its floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.     The fair value of this swap at December 31, 2005 was an asset of $0.9 million. A net loss of $0.1 million was recognized as a component of “interest expense” for 2005.

Cross-Currency Interest Rate Swap Agreement

In 2003, the Company entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007. The Company entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at December 31, 2005 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $9.2 million.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million and $3.6 million at December 31, 2005 and 2004, respectively. During 2005 and 2004, hedge ineffectiveness was immaterial. A net gain of $0.1 million and a net loss of $0.5 million for the years ended December 31, 2005 and 2004, respectively, was recognized as a component of “comprehensive income (loss).”  Over the next twelve months, no material unrealized losses recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of the Company’s European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling. Throughout 2004 and 2005 Hexcel entered into contracts to also exchange U.S. dollars for Euros and British Pound Sterling through December 2008. The aggregate notional amount of these contracts was $112.9 million and $18.2 million at December 31, 2005 and 2004, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide the Company with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing the Company’s exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In millions)	2005	2004	2003
Unrealized gains at beginning of period	$1.3	$6.4	$2.3
Losses (gains) reclassified to net sales	0.6	(6.7)	(1.9)
(Decrease) increase in fair value, net of tax	(4.2)	1.6	6.0
Unrealized (losses) gains at end of period	$(2.3)	$1.3	$6.4

Unrealized losses of $2.1 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2005 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with its strategy to create cash flow hedges of foreign currency exposures, the Company purchased foreign currency options to exchange U.S. dollars for British Pound Sterling during 2005 and 2004. The nominal amount of the options is $7.5 million and $10.0 million at Dec. 31, 2005 and 2004, respectively. The options are designated as cash flow hedges. There was no ineffectiveness during 2005 or 2004. The balance sheet value was an asset of $0.1 million and $0.5 million at December 31, 2005 and 2004, respectively.

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

Hexcel was party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Company’s Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, the Company was obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The Company determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.

The Company’s estimate of its liability as a PRP and the remaining costs associated with its responsibility to remediate the Lodi, New Jersey, and Kent, Washington sites is accrued in its consolidated balance sheets. As of December 31, 2005 and 2004, the Company’s aggregate environmental related accruals were $4.2 million and $4.7 million, respectively. As of December 31, 2005 and 2004, $1.4 million and $1.6 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of its environmental matters, the Company’s accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range. If the Company had accrued for these matters at the high end of the range of possible outcomes, the Company’s accruals would have been $1.9 million and $1.6 million higher at December 31, 2005 and 2004, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of the Company being named in a new matter.

Environmental remediation spending charged directly to the Company’s reserve balance for 2005, 2004 and 2003, was $1.4 million, $1.0 million and $2.4 million, respectively. In addition, the Company’s operating costs relating to environmental compliance were $6.5 million, $6.0 million and $4.9 million, for 2005, 2004 and 2003, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $1.1 million in 2005 and 2004, and $0.7 million in 2003, respectively. The Company expects the level of spending on remediation, environmental compliance and capital spending in 2006 to approximate spending levels in prior years.

Other Proceedings

Hexcel has previously disclosed that it has settled several lawsuits alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The lawsuits were Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx);, numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action; Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.); and United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.). With respect to all of such lawsuits, Hexcel denied and continues to deny the allegations, but believed that the costs of continuing defense outweighed the costs of settlement. Eleven companies opted out of the class in the Thomas & Thomas Rodmakers, Inc. case. The Company has statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy. To date, none of the opt-out companies nor the co-defendant has asserted any claim against the Company. Hercules Incorporated (‘‘Hercules’’) was one of a number of co-defendants in the above antitrust lawsuits. In 2004, Hercules filed an action against the Company seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and the Company (whereby the Company acquired the carbon fiber and prepreg assets of Hercules) the Company is required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the above antitrust lawsuits for an aggregate of $24.4 million. The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

On February 9, 2006, the US Department of Justice (‘‘DOJ’’) informed Hexcel that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert against Hexcel with respect to Zylon fiber fabric that the Company made and was incorporated into allegedly defective body armor manufactured by some of the Company’s customers. The Zylon fiber was produced by Toyobo Co., Ltd. (‘‘Toyobo’’), woven into fabric by Hexcel and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.

In 2003, there were two incidents involving the alleged in-service failure of Zylon body armor manufactured by Second Chance Body Armor (‘‘Second Chance’’). The Company understands that the root cause of these failures is still under investigation. For some time prior to these incidents, Toyobo had been providing data to the industry showing that certain physical properties of Zylon fiber were susceptible to degradation over time and under certain environmental conditions. Following these incidents, the National Institute of Justice (‘‘NIJ’’), a division of the DOJ, and a number of body armor manufacturers conducted extensive investigations of Zylon fiber and body armor containing Zylon fiber. These investigations ultimately resulted in a number of voluntary recalls of Zylon body armor by certain manufacturers and a finding by the NIJ that Zylon fiber is not suitable for use in body armor. Prior to these findings, the DOJ had filed civil actions against Toyobo and Second Chance alleging that they had conspired to withhold information on the degradation of Zylon, caused defective body armor to be purchased under the U.S. Government funding program, and therefore were liable to the U.S. Government under the False Claims Act and various common law claims. In addition, a number of private civil actions were commenced against Toyobo and Second Chance, certain of which the Company understands have been settled by Toyobo. Although Second Chance’s assets were purchased by another body armor manufacturer (Armor Holdings Inc.), the Company understands its Zylon-related liabilities were retained and that Second Chance is currently in a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. The DOJ actions are still pending against Toyobo and Second Chance. The DOJ’s tolling request indicates that it is evaluating whether to assert claims against Hexcel. Hexcel is currently evaluating the DOJ’s tolling request.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. The Company had $4.0 million and $24.3 million letters of credit outstanding at December 31, 2005 and 2004, respectively.

During the fourth quarter of 2004, BHA Aero Composites Parts Co. (“BHA Aero”) and its equity owners (Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corp. 1 (“AVIC”)) reached an agreement on the re-capitalization of BHA Aero and a refinancing of BHA Aero’s third-party loans. Pursuant to the terms of the agreement, Hexcel and Boeing each agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%. Upon the completion of the equity investment, BHA Aero refinanced its existing bank loans with a new five year bank term loan. The new five-year bank term loan is supported by guarantees from Boeing and AVIC. In addition, as part of the refinancing, Hexcel has agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million. Upon completion of the refinancing, Hexcel’s standby letter of credit of $11.1 million, which supported BHA Aero’s previous bank loan, terminated and was not reissued. On January 19, 2005, Hexcel and Boeing made their respective cash equity investments of $7.5 million in BHA Aero. The refinancing of BHA Aero’s bank debt was completed on January 26, 2005, and Hexcel’s standby letter of credit terminated on February 15, 2005 (see Note 7).

Guarantees

On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and is applicable on a prospective basis to all guarantees issued of modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the consolidated financial statements.

On January 26, 2005, the refinancing of BHA Aero’s bank debt was completed. Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of their losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million (see Note 7).

On January 20, 2006, Hexcel renewed a letter of awareness whereby Hexcel became contingently liable to pay DIC up to $1.3 million with respect to DHL’s new debt obligations under certain circumstances (see Note 7).

Product Warranty

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, the Company periodically reviews its warranty accrual and records any adjustments as deemed appropriate. Warranty expense for the years ended December 31, 2005, 2004 and 2003, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2005 and 2004, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2002	$4.0
Warranty expense	3.5
Deductions and other	(2.5)
Balance as of December 31, 2003	$5.0
Warranty expense	4.0
Deductions and other	(3.9)
Balance as of December 31, 2004	$5.1
Warranty expense	1.5
Deductions and other	(3.4)
Balance as of December 31, 2005	$3.2

Note 18 – Supplemental Cash Flow

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

(In millions)	2005	2004	2003
Cash paid for:
Interest	$40.0	$47.1	$51.7
Taxes	$12.0	$10.4	$9.4

Non-cash items:
Conversion of mandatorily redeemable convertible preferred stock	$121.3	$40.9	$—
Common stock issued under incentive plans	$1.2	$0.6	$0.4

Note 19 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive income (loss) as of December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004
Currency translation adjustments (a)	$7.1	$33.2
Minimum pension obligations, net of tax (b)	(11.2)	(15.1)
Net unrealized gains on financial instruments, net of tax (c)	(3.2)	0.3
Accumulated other comprehensive income	$(7.3)	$18.4

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of $0.1 million and $1.7 million at December 31, 2005 and 2004, respectively.
(c)	Reduced by the tax impact of $0.9 million and $0.6 million at December 31, 2005 and 2004, respectively.

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

The following table presents financial information on the Company’s business segments as of December 31, 2005, 2004 and 2003, and for the years then ended:

(In millions)	Composites	Reinforcements	Structures	Corporate/ Eliminations	Total
Third-Party Sales
2005	$787.0	$291.2	$83.2	$—	$1,161.4
2004	683.9	319.4	71.2	—	1,074.5
2003	584.8	232.8	79.3	—	896.9
Intersegment sales
2005	$24.8	$131.5	$—	$(156.3)	$—
2004	19.0	103.3	—	(122.3)	—
2003	15.6	83.7	—	(99.3)	—
Operating income (loss)
2005	$104.0	$43.0	$8.0	$(50.8)	$104.2
2004	89.1	39.7	3.8	(43.8)	88.8
2003	66.8	16.2	4.2	(27.2)	60.0
Depreciation and amortization
2005	$31.3	$14.0	$1.9	$0.1	$47.3
2004	33.5	16.5	1.9	0.1	52.0
2003	32.7	17.3	2.1	0.1	52.2
Equity in earnings (losses) of affiliated companies
2005	$(0.2)	$3.1	$0.7	$—	$3.6
2004	—	2.5	(1.4)	—	1.1
2003	—	2.1	(3.5)	—	(1.4)
Business consolidation and restructuring expenses
2005	$2.6	$0.3	$—	$—	$2.9
2004	2.3	0.7	—	(0.1)	2.9
2003	1.8	1.8	0.2	0.2	4.0
Business consolidation and restructuring payments
2005	$2.5	$0.1	$—	$0.1	$2.7
2004	3.5	0.7	0.2	0.3	4.7
2003	5.0	2.2	1.0	0.9	9.1
Segment assets
2005	$480.7	$255.1	$75.0	$69.8	$880.6
2004	471.4	266.8	69.1	(30.5)	776.8
2003	452.9	238.8	62.1	(31.1)	722.7
Investments in affiliated companies
2005	$—	$5.8	$8.5	$—	$14.3
2004	—	5.7	(0.2)	—	5.5
2003	—	6.2	1.2	—	7.4
Capital expenditures and deposits for capital purchases
2005	$55.4	$7.9	$0.7	$2.9	$66.9
2004	26.4	10.3	0.4	1.0	38.1
2003	14.4	6.9	0.3	—	21.6

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2005, 2004 and 2003:

(In millions)	2005	2004	2003
Net sales by Geography (a):
United States	$618.5	$602.2	$503.6
International
France	230.5	201.6	170.1
Austria	113.4	84.0	65.6
United Kingdom	96.3	91.3	79.4
Other	102.7	95.4	78.2
Total international	542.9	472.3	393.3
Total consolidated net sales	$1,161.4	$1,074.5	$896.9

Net Sales to External Customers (b):
United States	$535.1	$527.2	$432.1
International
France	126.3	110.7	99.0
Spain	91.0	83.5	59.0
Germany	72.9	68.9	59.5
United Kingdom	58.6	55.2	51.4
Other	277.5	229.0	195.9
Total international	626.3	547.3	464.8
Total	$1,161.4	$1,074.5	$896.9

Long-lived assets (c):
United States	$189.7	$178.4	$198.0
International
France	37.5	41.9	38.4
United Kingdom	38.1	43.7	40.1
Other	37.0	38.3	34.1
Total international	112.6	123.9	112.6
Total consolidated long-lived assets	$302.3	$302.3	$310.6

(a)   Net sales by geography based on the location in which the sale was manufactured.

(b)   Net sales to external customers based on the location to which the sale was delivered.

(c)   Long-lived assets primarily consist of property, plant and equipment and other tangible assets.

Note:      Certain prior years’ revenues have been reclassified to conform to the 2005 presentation.

Significant Customers

The Boeing Company and its subcontractors accounted for approximately 18.8%, 19.3% and 22.7% of 2005, 2004 and 2003 net sales, respectively. Similarly, EADS, including Airbus and its subcontractors accounted for approximately 22.1%, 20.7% and 19.6% of 2005, 2004 and 2003 net sales, respectively.

Note 21 – Other (Income) Expense, net

Other (income) expense, net, for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

(In millions)	2005	2004	2003
Gains on sale of assets	$(1.4)	$(4.0)	$(2.2)
Accrual for certain legal matters	16.5	7.0	—
Other (income) expense, net	$15.1	$3.0	$(2.2)

The Company recorded accruals of $16.5 million and $7.0 million for the settlement of litigation matters during 2005 and 2004, respectively. During 2005 and 2004, the Company sold surplus land at one of its U.S. manufacturing facilities for net cash proceeds of $1.4 million and $6.5 million, respectively, and recognized net gains of $1.4 million and $4.0 million on the sales, respectively.

In 2003, the Company sold certain assets of its Structures business segment in two separate transactions for combined proceeds of $5.7 million, net of customary closing costs, and recognized an aggregate gain of $2.2 million.

Note 22 – Non-Operating Expense, net

Non-operating expense, net, for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

(In millions)	2005	2004	2003
Loss on early retirement of debt	$40.9	$3.2	$4.0
Gains relating to de-mutualization of an insurance company	—	(1.0)	—
Gain on expiration of contingent liability	—	—	(1.4)
Non-operating expense, net	$40.9	$2.2	$2.6

During the first quarter of 2005, the Company took a series of actions to refinance substantially all of its long-term debt. As a result of the refinancing, the Company recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing of debt, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

During the second quarter of 2005, the Company prepaid $39.4 million of the term B loan portion under the New Facility. As a result of the prepayment, the Company recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

During the first quarter of 2004, the Company became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001. Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company. The assets held in the account were used in 2005 to defray a portion of the funding requirements associated with these plans. In connection therewith, the Company recognized a gain of $0.6 million in 2004. In addition, during the second quarter of 2004, the Company sold the underlying securities obtained through the de-mutualization, recognizing an additional gain of $0.4 million.

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

Note 23 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2005 and 2004 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter(a)	Quarter (a) (b)
2005
Net sales	$290.6	$311.3	$276.6	$282.9
Gross margin	65.8	70.6	58.4	59.4
Business consolidation and restructuring expenses	0.4	0.4	1.0	1.1
Other (income) expense, net	0.2	(0.9)	15.8	—
Operating income	32.9	36.9	8.7	25.7
Non-operating expense, net	40.3	0.6	—	—
Deemed preferred dividends and accretion	(2.3)	(2.3)	(11.8)	(14.4)
Net income (loss) available to common shareholders	(24.7)	23.9	(10.7)	122.0

Net income (loss) per common share:
Basic	$(0.46)	$0.44	$(0.17)	$1.76
Diluted	$(0.46)	$0.28	$(0.17)	$1.45

Market price:
High	$17.70	$18.55	$19.99	$18.80
Low	$13.81	$14.20	$15.70	$14.40

2004
Net sales	$262.8	$272.2	$263.1	$276.4
Gross margin	54.6	61.5	54.9	58.1
Business consolidation and restructuring expenses	0.5	0.9	0.6	0.9
Other expense, net	—	1.5	1.5	—
Operating income	23.7	25.9	18.6	20.6
Non-operating income expense, net	0.1	0.5	—	1.6
Deemed preferred dividends and accretion	(3.1)	(3.1)	(3.2)	(16.0)
Net income (loss) available to common shareholders	5.0	5.7	1.1	(8.4)

Net income (loss) per common share:
Basic	$0.13	$0.14	$0.03	$(0.20)
Diluted	$0.09	$0.10	$0.03	$(0.20)

Market price:
High	$8.70	$12.10	$14.16	$17.92
Low	$6.92	$6.72	$10.30	$13.65

(a)   Included in deemed preferred dividends and accretion and net income (loss) available to common shareholders for the third and fourth quarters of 2005 and the fourth quarter of 2004 are accelerated charges of $10.1 million, $13.1 million, and $12.9 million, respectively, resulting from the conversion of a portion of mandatorily redeemable convertible preferred stock into common stock (see Note 10).

(b)   Included in net income (loss) available to common shareholders for the fourth quarter of 2005 is a non-cash benefit of $119.2 million arising from the reversal of the majority of the previously recorded valuation allowance against the Company’s U.S. deferred tax assets as of December 31, 2005.

Hexcel has not declared or paid cash dividends per share of common stock during the periods presented.

Note 24 – Subsequent Event

Registration Statement Filed for Secondary Offering by Certain Shareholders

On February 28, 2006, the Company filed a registration statement on Form S-3 for the sale of 21,433,306 shares of common stock by certain of its stockholders, as follows: (i) 12,825,521 shares to be sold by affiliates of the Goldman Sachs Group, Inc. (the “Goldman Sachs investors”), and (ii) 8,607,785 shares to be sold by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar investors”). The registration statement also indicates that the underwriters will have an option to purchase 1,282,552 additional shares from the Goldman Sachs investors and 860,779 additional shares from the Berkshire/Greenbriar investors, which would represent substantially all remaining shares held by the Goldman Sachs investors and the Berkshire/Greenbriar investors, respectively, should the sale of 21,433,306 shares be completed.

The registration statement on Form S-3 was filed pursuant to the exercise of existing registration rights held by the Berkshire/Greenbriar investors and Goldman Sachs investors under registration rights agreements between Hexcel and these investors. If the offering is consummated, the governance agreement with the Goldman Sachs investors and the stockholders agreement with the Berkshire/Greenbriar investors, and the registration rights agreements with these investors, will terminate, and the investors will no longer have the right to nominate any individuals to serve on Hexcel’s Board of Directors (see Note 11).

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged (credited) to expense	Deductions and other	Balance at end of year
Year ended December 31, 2005
Allowance for doubtful accounts	$6.5	$0.9	$(1.0)	$6.4
Allowance for obsolete and unmarketable inventory	21.0	2.6	(5.9)	17.7

Year ended December 31, 2004
Allowance for doubtful accounts	$4.2	$3.0	$(0.7)	$6.5
Allowance for obsolete and unmarketable inventory	20.7	5.7	(5.4)	21.0

Year ended December 31, 2003
Allowance for doubtful accounts	$5.1	$0.6	$(1.5)	$4.2
Allowance for obsolete and unmarketable Inventory	21.3	6.1	(6.7)	20.7