Form 10-Q
period 2006-03-31
HEXCEL CORP /DE/
filed 2006-05-08
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-8472

Hexcel Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1109521
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Stamford Plaza
281 Tresser Boulevard
Stamford, Connecticut	06901-3238
(Address of principal executive offices)	(zip code)

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2006
COMMON STOCK	93,330,708

HEXCEL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

• Condensed Consolidated Balance Sheets—March 31, 2006 and December 31, 2005

• Condensed Consolidated Statements of Operations—The Quarters Ended March 31, 2006 and 2005

• Condensed Consolidated Statements of Cash Flows—The Quarters Ended March 31, 2006 and 2005

• Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23.9	$21.0
Accounts receivable, net	194.3	155.9
Inventories, net	156.3	150.4
Prepaid expenses and other current assets	35.2	43.0
Total current assets	409.7	370.3

Property, plant and equipment	689.5	726.0
Less accumulated depreciation	(392.1)	(440.8)
Net property, plant and equipment	297.4	285.2

Goodwill and intangible assets	74.8	74.7
Investments in affiliated companies	14.7	14.3
Deferred tax assets	111.6	107.8
Other assets	31.0	28.3

Total assets	$939.2	$880.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$6.5	$3.0
Accounts payable	102.6	94.5
Accrued liabilities	88.6	98.3
Total current liabilities	197.7	195.8

Long-term notes payable and capital lease obligations	446.3	416.8
Other non-current liabilities	57.6	57.3
Total liabilities	701.6	669.9

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 94.8 shares issued and outstanding at March 31, 2006 and 94.1 shares issued and outstanding at December 31, 2005	0.9	0.9
Additional paid-in capital	465.9	455.0
Accumulated deficit	(208.0)	(222.5)
Accumulated other comprehensive loss	(2.3)	(7.3)
	256.5	226.1

Less — Treasury stock, at cost, 1.6 shares at March 31, 2006 and 1.5 shares at December 31, 2005	(18.9)	(15.4)
Total stockholders’ equity	237.6	210.7

Total liabilities and stockholders’ equity	$939.2	$880.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended March 31,
(In millions, except per share data)	2006	2005
Net sales	$307.0	$290.6
Cost of sales	235.9	224.8
Gross margin	71.1	65.8

Selling, general and administrative expenses	30.7	26.5
Research and technology expenses	7.6	5.8
Business consolidation and restructuring expenses	3.0	0.4
Other expense	—	0.2
Operating income	29.8	32.9

Interest expense, net	7.8	11.9
Non-operating expense	—	40.3
Income (loss) before income taxes	22.0	(19.3)
Provision for income taxes	8.6	3.6
Income (loss) before equity in earnings	13.4	(22.9)
Equity in earnings of affiliated companies	1.1	0.5

Net income (loss)	14.5	(22.4)
Deemed preferred dividends and accretion	—	(2.3)
Net income (loss) available to common shareholders	$14.5	$(24.7)

Net income (loss) per common share:
Basic	$0.16	$(0.46)
Diluted	$0.15	$(0.46)

Weighted average common shares outstanding:
Basic	92.9	53.9
Diluted	95.1	53.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Unaudited
	Quarter Ended March 31,
(In millions)	2006	2005
Cash flows from operating activities
Net income (loss)	$14.5	$(22.4)
Reconciliation to net cash used for operating activities:
Depreciation and amortization	11.6	12.3
Amortization of debt discount and deferred financing costs	0.4	0.8
Deferred income taxes	5.5	—
Business consolidation and restructuring expenses	3.0	0.4
Business consolidation and restructuring payments	(1.1)	(0.8)
Loss on early retirement of debt	—	40.3
Equity in earnings of affiliated companies	(1.1)	(0.5)
Share-based compensation	3.4	0.5

Changes in assets and liabilities:
Increase in accounts receivable	(36.6)	(21.8)
Increase in inventories	(4.6)	(19.9)
Decrease in prepaid expenses and other current assets	0.6	5.5
Decrease in accounts payable and accrued liabilities	(0.4)	(20.3)
Changes in other non-current assets and long-term liabilities	(4.8)	(0.4)
Net cash used for operating activities	(9.6)	(26.3)

Cash flows from investing activities
Capital expenditures	(22.4)	(7.5)
Deposits for property purchases	(1.8)	—
Investment in affiliated companies	—	(7.5)
Dividends from affiliated companies	0.8	—
Net cash used for investing activities	(23.4)	(15.0)

Cash flows from financing activities
Proceeds from issuance of 6.75% senior subordinated notes	—	225.0
Proceeds from senior secured credit facility, net	30.0	252.0
Redemption of 9.75% senior subordinated notes	—	(285.3)
Redemption of 7.0% convertible subordinated debentures	—	(19.2)
Redemption of 9.875% senior secured notes	—	(125.0)
Proceeds from capital lease obligations and other debt, net	2.9	1.4
Issuance costs related to debt offerings	—	(11.8)
Debt retirement costs	—	(30.0)
Activity under stock plans	3.6	2.3
Net cash provided by financing activities	36.5	9.4
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.9
Net increase (decrease) in cash and cash equivalents	2.9	(31.0)
Cash and cash equivalents at beginning of period	21.0	57.2
Cash and cash equivalents at end of period	$23.9	$26.2

Supplemental Data:
Cash interest paid	$10.5	$24.3
Cash taxes paid	$2.4	$2.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC.

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial position, the results of operations and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited 2005 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Hexcel Corporation’s 2005 Annual Report on Form 10-K.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2006 presentation.

Note 2 — Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. This method required us to apply the provisions of SFAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods. The accompanying condensed consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.

SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures. Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter ended March 31, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R). Share based compensation expense capitalized in the first quarter of 2006 was not material. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Share-based compensation expense reduced our consolidated results of operations as follows:

(In millions, except per share data)	Quarter Ended March 31, 2006
Impact on income before income taxes	$(3.4)
Impact on net income available to common shareholders	$(2.3)
Impact on net income per common share:
Basic	$(0.02)
Diluted	$(0.02)

Prior to our adoption of SFAS 123(R), stock-based compensation was accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under SFAS 123. Under the intrinsic value method in APB 25, we did not record any compensation cost related to stock options issued in the majority of instances since the exercise price of stock options granted to employees equaled the market price of our stock at the date of grant. However, for restricted stock awards, the intrinsic value as of the date of grant was amortized to compensation expense over the vesting period.

During the first quarter of 2005, we recorded a charge of $0.5 million for restricted stock awards under APB 25. The following table illustrates the effect on our net loss and net loss per share during the first quarter of 2005 assuming we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

(In millions, except per share data)	Quarter Ended March 31, 2005
Net loss available to common shareholders, as reported	$(24.7)
Add: Stock-based compensation expense included in reported net loss	0.5
Deduct: Stock-based compensation expense determined under the fair value based method for all awards:	(1.4)
Pro forma net loss	$(25.6)

Net loss per common share:
Basic and diluted — as reported	$(0.46)
Basic and diluted — pro forma	$(0.48)

During the quarter ended March 31, 2006, cash received from stock option exercises was $3.7 million. We used $2.9 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the first quarter of 2006. We realized a tax benefit of $2.8 million in connection with stock options exercised, and RSUs and PARs converted during the first quarter of 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the conversions of restricted stock units as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires that we classify the cash flows resulting from these tax benefits as financing cash flows. It has been our practice to issue new shares of our common stock upon the exercise of stock options or the conversion of stock units. In the future, we may consider utilizing treasury shares for stock option exercises or stock unit conversions.

Restricted Stock Units

RSUs are grants that entitle the holder to shares of common stock as the award vests (generally over three years). PARs are a form of RSUs which are convertible to an equal number of shares of our common stock and generally vest over a seven-year period or sooner upon the attainment of certain financial or stock performance objectives. Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on our performance against a specified performance target. The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 150%. The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by our Board of Directors or a Committee of the Board at its sole discretion.

We measure the fair value of RSUs, PARs and PRSUs based upon the market price of the underlying common stock as of the date of grant. RSUs, PARs and PRSUs are amortized over their applicable vesting period using the straight-line method. We granted 0.1 million RSUs during both the quarters ended March 31, 2006 and 2005. During the quarter ended March 31, 2006, we granted 0.1 million PRSUs. No PARs have been granted since 2001. PARs issued during 2001 were converted during the first quarter of 2006.

The following activity occurred under our existing restricted stock plan during the first quarter of 2006:

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2005	0.5	$9.44
Granted	0.1	21.88
Vested	(0.2)	7.64
Forfeited	—	—
Nonvested balance at March 31, 2006	0.4	$16.58

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2005	—	$—
Granted	0.1	21.97
Vested	—	—
Forfeited	—	—
Nonvested balance at March 31, 2006	0.1	$21.97

As of March 31, 2006, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $6.6 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

Nonqualified stock options have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant. Approximately 0.3 million and 0.6 million stock options were granted during the quarters ended March 31, 2006 and 2005, respectively.

A summary of option activity under the plan for the quarter ended March 31, 2006 is as follows:

(In millions, except share data)	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6.0	$8.95
Options granted	0.3	$21.95
Options exercised	(0.4)	$11.33
Options expired or forfeited	—	$—
Outstanding at March 31, 2006	5.9	$9.48	5.62	$73.5
Exercisable at March 31, 2006	4.8	$8.33		$65.3

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $3.8 million. As of March 31, 2006, there was total unrecognized compensation cost related to nonvested stock options of $6.2 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Quarter Ended March 31,
	2006	2005
Risk-free interest rate*	4.50%	3.74%
Expected option life (in years) Executive	5.90	5.66
Expected option life (in years) Non-Executive	5.43	5.10
Dividend yield	—%	—%
Volatility*	46.44%	56.33%
Weighted-average fair value per option granted	$10.87	$7.88

*One grant of 13,263 stock options was valued with a volatility of 43.52% and a risk-free interest rate of 4.62%.It was granted on 3/20/06 and was the only one granted on that day.

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive). The weighted average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period. As a result, the 2006 expected option life was increased from 5.66 years in 2005 to 5.90 years for the executive pool and from 5.10 years to 5.43 years for the non-executive pool.
Prior to 2006, we determined expected volatility based on actual historic volatility. With the adoption of SFAS 123(R), we determined expected volatility based on a blend of both historic volatility of our common stock and implied volatility of our traded options. We weighed both volatility inputs equally and took an average of both the historic and implied volatility to arrive at the volatility input for the Black-Scholes calculation. Consistent with 2005, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Retirement Provisions

Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement. Similar retirement provisions also apply to RSUs and PRSUs. RSUs are deemed to be vested when an employee reaches their defined retirement age. PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of their shares during the performance period; however, if employed at the end of the performance period they are entitled to the entire grant. As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period. During the first quarter of 2006, we recognized an additional $1.9 million as a result of these retirement provisions. Prior to our adoption of SFAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Subsequent Grants

As of March 31, 2006, an aggregate of 3.9 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and PARS.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. As of March 31, 2006, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million. During 2005, 2004 and 2003, an aggregate total of approximately 0.1 million shares of common stock were issued under the ESPP.

Note 3 — Inventories

(In millions)	March 31, 2006	December 31, 2005
Raw materials	$62.9	$64.3
Work in progress	35.4	32.0
Finished goods	58.0	54.1
Total inventories	$156.3	$150.4

Note 4 — Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2006 and December 31, 2005, and activity for the quarter ended March 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.4	0.6	3.0
Cash expenditures	(0.4)	(0.7)	(1.1)
Balance as of March 31, 2006	$5.5	$0.6	$6.1

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand. For the quarter ended March 31, 2006, we recognized $2.0 million of expense for employee severance based on existing obligations as of the date of our announcement. In addition, the Company recorded expense of $0.4 million associated with the facility closures and consolidation activities that was expensed as incurred. The program is expected to be substantially completed in 2006.

Business consolidation and restructuring liabilities as of March 31, 2006 and December 31, 2005, and activity for the Electronics Program for the quarter ended March 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$0.2	$—	$0.2
Business consolidation and restructuring expenses	2.0	0.4	2.4
Cash expenditures	(0.4)	(0.4)	(0.8)
Balance as of March 31, 2006	$1.8	$—	$1.8

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant. For the quarter ended March 31, 2006, we recognized $0.4 million of expense for employee severance, and recorded $0.2 million of expense associated with the relocation and re-qualification of equipment. During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We made an adjustment as a result of this determination in the first quarter of 2006, and concluded that the impact was not material to either the current period nor to any prior periods. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed early in 2007.

Business consolidation and restructuring liabilities as of March 31, 2006 and December 31, 2005, and activity for the Livermore Program for the quarter ended March 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.4	$—	$1.4
Business consolidation and restructuring expenses	0.4	0.2	0.6
Cash expenditures	—	(0.2)	(0.2)
Balance as of March 31, 2006	$1.8	$—	$1.8

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of our revised business outlook as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market. This program is substantially complete. Severance and lease payments will continue into 2009.

Business consolidation and restructuring liabilities as of March 31, 2006 and December 31, 2005, and activity for the November 2001 Program for the quarter ended March 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.9	$0.7	$2.6
Cash expenditures	—	(0.1)	(0.1)
Balance as of March 31, 2006	$1.9	$0.6	$2.5

Note 5 — Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2006	December 31, 2005
Senior secured credit facility - revolver due 2010	$35.0	$5.0
Senior secured credit facility - term B loan due 2012	185.0	185.0
European credit and overdraft facilities	4.3	1.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	449.3	416.3
Capital lease obligations	3.5	3.5
Total notes payable and capital lease obligations	$452.8	$419.8

Notes payable and current maturities of long-term liabilities	$6.5	$3.0
Long-term notes payable and capital lease obligations, less current maturities	446.3	416.8
Total notes payable and capital lease obligations	$452.8	$419.8

During the first quarter of 2005, we refinanced substantially all of our long-term debt. In connection with the refinancing, we entered into a new $350.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan. In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015. The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility. The terminated credit facility was scheduled to expire on March 31, 2008. The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010.

Senior Secured Credit Facility

Borrowings as of March 31, 2006 under the Senior Secured Credit Facility were $220.0 million, consisting of $185.0 million of term loans and $35.0 million of revolver loans. As of December 31, 2005, borrowings under the Senior Secured Credit Facility were $190.0 million, consisting of $185.0 million of term loans and $5.0 million of revolver loans.

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75%, or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 6.3% for the quarter ended March 31, 2006. Borrowings made and outstanding under the LIBOR option at, or around, March 31, 2006 were made at interest rates ranging from 6.3125% to 6.5625%.

The Senior Secured Credit Facility was entered into by and among Hexcel Corporation and certain lenders. In connection with the Senior Secured Credit Facility two of Hexcel’s U.S. subsidiaries, Clark-Schwebel Holding Corp. and Hexcel Reinforcements Corp. (the “Guarantors”), entered into a Subsidiary Guaranty under which they guaranteed the obligations of Hexcel Corporation under the Senior Secured Credit Facility. In addition, Hexcel Corporation and the Guarantors entered into a Security Agreement in which Hexcel Corporation and the Guarantors pledged certain assets as security for the Senior Secured Credit Facility. The assets pledged include, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and the Guarantors, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio (based on the ratio of total debt to EBITDA) throughout the term of the facility. The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt. In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of March 31, 2006, we had issued letters of credit totaling $3.9 million. In addition, we had commercial letters of credit of $0.2 million outstanding at March 31, 2006 that were separate from this facility.

6.75% Senior Subordinated Notes, due 2015

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation. Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1, beginning on August 1, 2005. The senior subordinated notes mature on February 1, 2015. We may not redeem the senior subordinated notes prior to February 1, 2010, except that we may use the net proceeds from one or more equity offerings at any time prior to February 1, 2008 to redeem up to 35% of the aggregate principal amount of the notes at 106.75% of the principal amount, plus accrued and unpaid interest. We will have the option to redeem all, or a portion, of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest. This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013. In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

The indenture contains various customary covenants including, but not limited to, restrictions on incurring debt, making restricted payments (including dividends), the use of proceeds from certain asset dispositions, entering into transactions with affiliates, and merging or selling all or substantially all of our assets. The indenture also contains many other customary terms and conditions, including customary events of default, some of which are subject to grace and notice periods.

European Credit and Overdraft Facilities

Certain of our European subsidiaries have access to limited credit and overdraft facilities provided by various local banks. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.

French Factoring Facility

In 2003, we entered into an accounts receivable factoring facility with a third-party to provide an additional 20.0 million Euros in borrowing capacity. We terminated the facility effective March 31, 2006.

Note 6 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees and directors, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees. We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations. Refer to our 2005 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2006 and 2005 were as follows:

(In millions)	U.S. Plans Quarter Ended March 31,		European Plans Quarter Ended March 31,
Defined Benefit Retirement Plans	2006	2005	2006	2005
Service cost	$0.3	$0.3	$0.9	$0.8
Interest cost	0.5	0.5	1.3	1.3
Expected return on plan assets	(0.3)	(0.3)	(1.5)	(1.3)
Net amortization and deferral	0.3	0.3	0.2	0.3
Sub-total	0.8	0.8	0.9	1.1
Curtailment and settlement loss	0.2	0.2	—	—
Net periodic benefit cost	$1.0	$1.0	$0.9	$1.1

Contributions

We contributed $0.8 million and $0.6 million to our U.S. qualified and nonqualified defined benefit retirement plans during the first quarters of 2006 and 2005, respectively. Although no minimum funding contributions are required, we intend to contribute approximately $1.5 million during 2006 to our U.S. qualified pension plan to fund expected lump sum payments. We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these nonqualified plans, we expect to contribute approximately $0.5 million in 2006 to cover unfunded benefits. We contributed $2.0 million to our U.S. defined benefits retirement plans during the 2005 fiscal year.

In addition, we contributed $0.8 million and $0.6 million to our European defined benefit retirement plans in the first quarters of 2006 and 2005, respectively. Meeting governing requirements, we plan to contribute approximately $2.4 million during 2006 to our European plans. We contributed $2.5 million to our European plans during the 2005 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of our postretirement health care and life insurance benefit plans were $0.2 million, related to interest cost, for both the quarters ended March 31, 2006 and 2005.

Contributions

In connection with our postretirement plans, we contributed $0.2 million and $0.3 million for the first quarter of 2006 and 2005, respectively. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Under the provisions of these postretirement plans, we expect to contribute approximately $1.5 million in 2006 to cover unfunded benefits. We contributed $1.5 million to our postretirement plans during the 2005 fiscal year.

Note 7 — Non-Operating Expense

	Quarter Ended March 31,
(In millions)	2006	2005

Loss on early retirement of debt	$—	$(40.3)
Non-operating expense	$—	$(40.3)

During the first quarter of 2005, we refinanced substantially all of our debt. In connection with the refinancing, we recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

Note 8 — Net Income (Loss) Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2006	2005

Basic net income (loss) per common share:
Net income (loss)	$14.5	$(22.4)
Deemed preferred dividends and accretion	—	(2.3)
Net income (loss) available to common shareholders	$14.5	$(24.7)
Weighted average common shares outstanding	92.9	53.9

Basic net income (loss) per common share	$0.16	$(0.46)

Diluted net income (loss) per common share:
Net income (loss)	$14.5	$(22.4)
Deemed preferred dividends and accretion	—	(2.3)
Net income (loss) available to common shareholders	$14.5	$(24.7)
Plus: Deemed preferred dividends and accretion	—	—
Net income (loss) available to common shareholders plus assumed conversions	$14.5	$(24.7)

Weighted average common shares outstanding — Basic	92.9	53.9

Plus incremental shares from assumed conversions:
Restricted stock units	0.3	—
Stock options	1.9	—
Mandatorily redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — Dilutive	95.1	53.9

Diluted net income (loss) per common share	$0.15	$(0.46)

Total shares underlying stock options of  0.4 million were excluded from the computation of diluted net income per share for the first quarter ended March 31, 2006, as they were anti-dilutive.

The assumed conversion of mandatorily redeemable convertible preferred stock (convertible into 36.8 million shares of common stock), was excluded from the computation of diluted net loss per share for the first quarter of 2005, as it was anti-dilutive. Shares underlying stock options and restricted stock units of approximately 8.2 million were excluded from the computation of diluted net loss per share for the first quarter of 2005, as they were anti-dilutive.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Net income (loss) available to common shareholders	$14.5	$(24.7)
Currency translation adjustments	2.1	(13.0)
Minimum pension obligation	(0.2)	—
Net unrealized gains (losses) on financial instruments	3.1	(1.0)
Comprehensive income (loss)	$19.5	$(38.7)

Note 10 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter of 2003, we entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of our senior subordinated notes, due 2009, into variable interest rates. The variable interest rates payable in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect. Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes, due 2009. The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes, due 2009. The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes, due 2009. During the first quarter of 2005, both the underlying hedged item, the senior subordinated notes, due 2009, and also the hedges themselves were terminated. The carrying value at the time of the termination was a liability of $3.6 million. The expense associated with this liability upon termination has been recorded as “non-operating expense” in the condensed consolidated statement of operations in the first quarter of 2005. During the first quarter of 2005, hedge ineffectiveness was immaterial. A net gain of $0.2 million was recognized as a component of “interest expense” in the first quarter of 2005.

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars. The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of a floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan. The fair value of this swap at March 31, 2006 was an asset of $1.3 million. A net gain of $0.1 million was recognized as a component of “interest expense” in the first quarter of 2006. A net increase of $0.6 million for the quarter ended March 31, 2006 was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.6 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007. We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The balance at March 31, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $9.2 million. The fair value and carrying amount of this swap agreement was a liability of $1.5 million at March 31, 2006. During the first quarters of 2006 and 2005, hedge ineffectiveness was immaterial. A net increase of $0.6 million and net reduction of $0.2 million for the quarters ended March 31, 2006 and 2005, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling. We have entered into contracts to also exchange U.S. dollars for Euros and British Pound Sterling through December 2008. The aggregate notional amount of these contracts was $95.0 million and $112.9 million at March 31, 2006 and December 31, 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters ended March 31, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the quarters ended March 31, 2006 and 2005 was as follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Unrealized (losses) gains at beginning of period	$(2.3)	$1.3
Losses (gains) reclassified to net sales	0.6	(0.4)
Increase (decrease) in fair value	1.2	(0.3)
Comprehensive income (loss)	$(0.5)	$0.6

Unrealized losses of $0.5 million recorded in “accumulated other comprehensive loss,” as of March 31, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004. The nominal amount of such options was $7.5 million at March 31, 2006 and December 31, 2005. The options are designated as cash flow hedges. There was no ineffectiveness during the first quarters of 2006 and 2005. During the first quarter of 2006 and 2005, the change in fair value recognized in “accumulated other comprehensive loss” was an increase of $0.1 million and a decrease of $0.1 million, respectively.

Note 11 — Investments in Affiliated Companies

We have equity ownership investments in three Asian joint ventures and one U.S. joint venture. In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that certain of these investments would be considered “variable interest entities.”  However, we also believe that we are not the primary beneficiary of such entities, and therefore, are not required to consolidate these entities.

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”). This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft. Summary information related to our investment in BHA Aero follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Equity ownership	40.48%	40.48%
Last twelve months’ (“LTM”) revenues	$18.8	$14.5
Equity investment balance	$5.4	$5.1
Accounts receivable balance	$2.6	$1.8

On January 26, 2005, BHA Aero completed the refinancing of its bank debt, which resulted in a new five year bank term loan agreement supported by a pledge of BHA Aero’s fixed assets and guarantees from Boeing and AVIC. As part of the refinancing, we agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  Our reimbursement agreement with Boeing and AVIC relating to the BHA Aero joint venture meets the definition of a guarantee in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). Accordingly, we recorded a $0.5 million liability, and a corresponding increase in our investment in BHA Aero, during the first quarter of 2005 based upon the estimated fair value of the guarantee. Apart from outstanding accounts receivable balances, our investment in this venture, and our agreement to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, we have no other significant exposures to loss related to BHA Aero.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, Hexcel formed a joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad). This joint venture is located in Alor Setar, Malaysia, and manufactures composite parts for secondary structures for commercial aircraft. Summary information related to our investment in Asian Composites follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Equity ownership	25.00%	25.00%
LTM revenues	$20.7	$15.0
Equity investment balance	$3.6	$2.5
Accounts receivable balance	$1.1	$1.6

Apart from outstanding accounts receivable balances, and our investment in this venture, we have no other significant exposures to loss related to Asian Composites.

TechFab LLC

As part of an acquisition in 1998, Hexcel obtained an equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications. Summary information related to our investment in TechFab follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Equity ownership	50.00%	50.00%
LTM revenues	$39.5	$30.6
Equity investment balance	$5.7	$6.5

Apart from our investment in this venture, we have no other significant exposures to loss related to TechFab.

DIC-Hexcel Limited

In 1990, Hexcel formed a joint venture, DIC-Hexcel Limited (“DHL”), with Dainippon Ink and Chemicals, Inc. (“DIC”). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Summary information related to our investment in DIC is as follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Equity ownership	45.30%	45.30%
LTM revenues	$17.4	$11.3
Equity investment balance	$—	$—

During the first quarter of 2005, we entered into a letter of awareness, whereby we became contingently liable to pay DIC up to $1.8 million with respect to DHL’s debt obligations under certain circumstances. This contingent obligation met the definition of a guarantee in accordance with the provisions of FIN 45. Accordingly, we recorded a liability on our condensed consolidated balance sheet for the estimated fair value of the guarantee of $0.2 million. As of March 31, 2006 and 2005, Hexcel has no equity investment balance relating to DHL as we previously considered this investment to be impaired.  We have no significant exposures to loss relating to this joint venture other than our letter of awareness to pay DIC with respect to DHL’s debt obligations under certain circumstances.

In December 2005, Hexcel and DIC decided to dissolve the DHL joint venture. The dissolution will be completed during 2006. On January 20, 2006, Hexcel renewed a letter of awareness it had provided to DIC, whereby Hexcel is currently contingently liable to pay up to $1.3 million with respect to DHL’s debt obligations under certain circumstances. In April 2006, pursuant to its plan of dissolution, DHL sold its land and buildings. Proceeds from this sale were sufficient to repay the entire bank loan. As a result, Hexcel has been relieved of its $1.3 million guarantee in support of DHL’s bank facility. The remaining proceeds from the dissolution will be used to repay existing obligations of DHL, and any residual will be distributed in accordance with the terms of the governing agreements between the parent companies. The dissolution is not expected to generate a significant gain or loss for Hexcel.

Note 12 — Segment Information

The financial results for our business segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of assisting in making internal operating decisions. We evaluate the performance of our operating segments based on operating income, and generally account for intersegment sales based on arm’s length prices. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

Financial information for our business segments for the quarters ended March 31, 2006 and 2005 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

First Quarter 2006
Net sales to external customers	$68.6	$214.6	$23.8	$—	$307.0
Intersegment sales	35.9	7.9	—	—	43.8
Total sales	104.5	222.5	23.8	—	350.8

Operating income (loss)	7.9	29.9	2.6	(10.6)	29.8
Depreciation and amortization	3.7	7.4	0.5	—	11.6
Business consolidation and restructuring expenses	2.4	0.7	—	(0.1)	3.0
Capital expenditures and deposits for property purchases	2.3	20.6	0.1	1.2	24.2

First Quarter 2005
Net sales to external customers	$76.9	$195.7	$18.0	$—	$290.6
Intersegment sales	36.4	6.5	—	—	42.9
Total sales	113.3	202.2	18.0	—	333.5

Operating income (loss)	12.1	28.1	1.1	(8.4)	32.9
Depreciation	3.7	8.1	0.5	—	12.3
Business consolidation and restructuring expenses	—	0.4	—	—	0.4
Capital expenditures	0.5	6.9	—	0.1	7.5

Goodwill and Intangible Assets

The carrying amount of goodwill and intangibles assets by segment is as follows:

(In millions)	March 31, 2006	December 31, 2005
Reinforcements	$40.2	$40.2
Composites	18.5	18.4
Structures	16.1	16.1
Goodwill	$74.8	$74.7

The carrying value of the intangible asset included above was $2.4 million at March 31, 2006 and December 31, 2005.

Note 13 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of its business, including those relating to commercial transactions, environmental, employment, health and safety matters. We estimate and accrue our liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration its existing insurance coverage and amounts already provided for, will not have a material adverse impact on the our consolidated results of operations, financial position or cash flows.

Environmental Claims and Proceedings

We are subject to various U.S. and international federal, state and local environmental, and health and safety laws and regulations. We are also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.

As of March 31, 2006 and December 31, 2005, our aggregate environmental accruals were $4.3 million and $4.2 million, respectively. As of March 31, 2006 and December 31, 2005, $1.4 million was included in accrued liabilities in both periods, with the remainder included in other non-current liabilities. As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.2 million higher at March 31, 2006 and $1.9 million higher at December 31, 2005. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Operating costs for the first quarter of 2006 relating to environmental compliance were approximately $1.9 million. Capital expenditures for environmental matters approximated $0.1 million in the first quarter of 2006.

Other Proceedings

We have previously disclosed that it has settled several lawsuits alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. The lawsuits were Thomas & Thomas Rodmakers, Inc. et. al. v. Newport Adhesives and Composites, Inc., et. al., Amended and Consolidated Class Action Complaint filed October 4, 1999, United States District Court, Central District of California, Western Division, CV-99-07796-GHK (CTx);, numerous class action lawsuits in California and in Massachusetts spawned by the Thomas & Thomas Rodmakers, Inc. class action; Horizon Sports Technologies, Inc., v. Newport Adhesives and Composites, Inc., et al., No. CV-99-7796 (C.D. Cal.); and United States ex rel. Beck, et al., v. Hexcel Corp., et al., Civil Action No. 99-CV- 1557 (S.D. Cal.). With respect to all of such lawsuits, we denied and continue to deny the allegations, but believed that the costs of continuing defense outweighed the costs of settlement. Eleven companies opted out of the class in the Thomas & Thomas Rodmakers, Inc. case. We have statute of limitation tolling agreements with two of the opt out companies and with one co-defendant that also purchased product of the alleged conspiracy. To date, none of the opt-out companies nor the co-defendant has asserted any claim against us. Hercules Incorporated (‘‘Hercules’’) was one of a number of co-defendants in the above antitrust lawsuits. In 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement between Hercules and Hexcel (whereby we acquired the carbon fiber and prepreg assets of Hercules) we are required to defend and indemnify Hercules against any liabilities of Hercules alleged in these cases (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the above antitrust lawsuits for an aggregate of $24.4 million. We are not in a position to predict the outcome of the lawsuit with Hercules, but intend to defend it vigorously.

On February 9, 2006, the U.S. Department of Justice (‘‘DOJ’’) informed us that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert against us with respect to Zylon fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The Zylon fiber was produced by Toyobo Co., Ltd. (‘‘Toyobo’’), woven into fabric by us and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.

In 2003, there were two incidents involving the alleged in-service failure of Zylon body armor manufactured by Second Chance Body Armor (‘‘Second Chance’’). We understand that the root cause of these failures is still under investigation. For some time prior to these incidents, Toyobo had been providing data to the industry showing that certain physical properties of Zylon fiber were susceptible to degradation over time and under certain environmental conditions. Following these incidents, the National Institute of Justice (‘‘NIJ’’), a division of the DOJ, and a number of body armor manufacturers conducted extensive investigations of Zylon fiber and body armor containing Zylon fiber. These investigations ultimately resulted in a number of voluntary recalls of Zylon body armor by certain manufacturers and a finding by the NIJ that Zylon fiber is not suitable for use in body armor. Prior to these findings, the DOJ had filed civil actions against Toyobo and Second Chance alleging that they had conspired to withhold information on the degradation of Zylon, caused defective body armor to be purchased under the U.S. Government funding program, and therefore were liable to the U.S. Government under the False Claims Act and various common law claims. In addition, a number of private civil actions were commenced against Toyobo and Second Chance, certain of which we understand have been settled by Toyobo. Although Second Chance’s assets were purchased by another body armor manufacturer (Armor Holdings Inc.), we understand our Zylon-related liabilities were retained and that Second Chance is currently in a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. The DOJ actions are still pending against Toyobo and Second Chance. The DOJ’s tolling request indicates that it is evaluating whether to assert claims against us. We are currently evaluating the DOJ’s tolling request. On March 8, 2006, we entered into a tolling agreement with the DOJ which excludes the period between February 14, 2006 and September 1, 2006 when determining whether civil claims asserted by the United States in respect of the above matters are time-barred.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. We had $4.1 million and $4.0 million letters of credit outstanding at March 31, 2006 and December 31, 2005, respectively.

Guarantees

During the first quarter of 2005, we entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero. The reimbursement agreement provides that Hexcel would reimburse Boeing and AVIC for a proportionate share of the losses we would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million. In addition, during the first quarter of 2006, Hexcel renewed a letter of awareness, whereby Hexcel became contingently liable to pay DIC up to $1.3 million with respect to DHL’s debt obligations in the event of default. Both of these contingent obligations meet the definition of a guarantee in accordance with the provisions of FIN 45. Accordingly, we recorded a liability in our condensed consolidated balance sheet for the estimated fair value of the guarantees. The liabilities recorded for the BHA Aero and DIC guarantees were $0.5 million and $0.2 million, respectively. For further information, see Note 11.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended March 31, 2006, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2005	$3.2
Warranty expense	0.8
Deductions and other	(0.6)
Balance as of March 31, 2006	$3.4

In April 2006, one of our customers in the soft body armor segment, advised us that there was a potential quality issue with one of the fabric styles supplied to that customer. The customer also advised that this could result in warranty claims against us. We are currently investigating this matter but, to date, have not determined the validity or extent of any such claim, and therefore no reserve has been established at this time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

	Quarter Ended March 31,
	Unaudited
(In millions, except per share data)	2006	2005
Net sales	$307.0	$290.6
Gross margin %	23.2%	22.6%
Operating income	$29.8	$32.9
Operating income %	9.7%	11.3%
Non-operating expense	$—	$(40.3)
Provision for income taxes	$8.6	$3.6
Equity in earnings of affiliated companies	$1.1	$0.5
Net income (loss)	$14.5	$(22.4)
Deemed preferred dividends and accretion	$—	$(2.3)
Net income (loss) available to common shareholders	$14.5	$(24.7)
Diluted net income (loss) per common share	$0.15	$(0.46)

Results of Operations

Net Sales:  Net sales of $307.0 million for the first quarter of 2006 were $16.4 million, or 5.6%, higher than the $290.6 million of net sales for the first quarter of 2005. The increase was driven by growth in the Commercial Aerospace and Space & Defense markets, but was partially offset by declines in the Industrial and Electronics markets as well as the unfavorable impact of foreign exchange rates. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first quarter of 2006 as in the first quarter of 2005, net sales for the first quarter of 2006 would have been $316.0 million, $25.4 million, or 8.7%, higher than the first quarter of 2005.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2006 and 2005, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Quarter 2006
Reinforcements	$17.9	$36.6	$—	$14.1	$68.6
Composites	115.5	51.1	48.0	—	214.6
Structures	19.8	—	4.0	—	23.8
Total	$153.2	$87.7	$52.0	$14.1	$307.0
	50%	28%	17%	5%	100%
First Quarter 2005
Reinforcements	$17.3	$42.8	$—	$16.8	$76.9
Composites	98.3	50.6	46.8	—	195.7
Structures	15.6	—	2.4	—	18.0
Total	$131.2	$93.4	$49.2	$16.8	$290.6
	45%	32%	17%	6%	100%

Commercial Aerospace: Net sales increased $22.0 million, or 16.8%, to $153.2 million for the first quarter of 2006, as compared to net sales of $131.2 million for the first quarter of 2005. If adjusted to eliminate the changes in exchange rates, total sales to commercial aerospace applications would have increased by $25.1 million, or 19.1%, compared to the first quarter of 2005. Net sales to this market by each of the Company’s business segments increased when compared with the first quarter of 2005 with sales by the Structures and Composites business segments having the greatest increases at 26.9% and 17.5%, respectively. The overall year-over-year improvement was driven by scheduled increases in aircraft production in 2006 at Boeing and Airbus. We saw increases in the sales of our materials to the OEM equipment manufacturers and their subcontractors, including a pickup in shipments of materials associated with the Airbus A380 program.

Industrial: Net sales of $87.7 million for the first quarter of 2006 were $5.7 million, or 6.1% lower than the net sales of $93.4 million for the same quarter of 2005. Computed using the same exchange rates as applied in the first quarter of 2005, constant currency sales to this market decreased 1.6% year-on-year to $91.9 million. Sales of composite products to wind energy applications increased 7.9% over the prior year, or 17.6% on a constant currency basis, due to the continued underlying growth in global wind turbine installations. Ballistics revenues declined 18.8% compared to the first quarter of 2005, as demand for soft body armor continued to settle back from the surge levels we saw in 2004. We continue to expect lower ballistics revenues in 2006 as end customer requirements transition to sustaining levels. Sales to other industrial applications, including recreational products, continued to be constrained by the global shortage of industrial carbon fiber.

Space & Defense: Net sales to this market for the first quarter of 2006 were $52.0 million, an increase of $2.8 million, or 5.7%, when compared to the first quarter of 2005. Computed using the same foreign currency exchange rates as applied in the first quarter of 2005, net sales to this market of $53.4 million were up $4.2 million, or 8.5%, year-on-year. Demand for composite materials and structures across a broad range of military programs, including U.S. and European helicopter programs, remained strong during the first quarter of 2006. Our revenues from military and space programs tend to vary from quarter to quarter more than revenues from programs in other market segments, due to customer ordering patterns and the timing of manufacturing campaigns.

Electronics: Net sales of $14.1 million for the first quarter of 2006 were $2.7 million, or 16.1%, lower than the net sales of $16.8 million for the first quarter of 2005. Computed using the same foreign currency exchange rates as applied in the first quarter of 2005, revenues to this market would have been $14.4 million in the first quarter of 2006, a decrease of 14.3% over the same period a year ago.

Gross Margin:  Gross margin for the first quarter of 2006 was $71.1 million, or 23.2% of net sales, compared with $65.8 million, or 22.6% of net sales, for the same period last year. The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from our cost containment focus. The increase in gross margin was partially offset by higher raw material and utility costs. Depreciation and amortization expense for the first quarter of 2006 was $11.6 million compared to $12.3 million in the first quarter of 2005.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $30.7 million for the first quarter of 2006 were $4.2 million higher than the first quarter of 2005. SG&A expenses were 10.0% of net sales in the first quarter of 2006 compared to 9.1% of net sales in the first quarter of 2005. The year-over year increase in SG&A expenses includes an increase of $2.6 million related to share based compensation, reflecting the impact of our adoption of Financial Accounting Board Statement No. 123 (R) Share Based Payment, and  secondary offering transaction costs of $1.2 million which were expensed during the first quarter of 2006.

Research and Technology Expenses (“R&T”):  R&T expenses for the first quarter of 2006 were $7.6 million, or 2.5% of net sales, compared with $5.8 million, or 2.0% of net sales, for the first quarter of 2005. The year-over-year increase in R&T expenses reflects our increased spending in support of new products and new commercial aircraft qualification activities.

Operating Income:  Operating income was $29.8 million, or 9.7% of net sales, in the first quarter of 2006, compared with $32.9 million, or 11.3% of net sales, in the first quarter of 2005. The year-over-year decrease in operating income was driven by higher share based compensation expense of $2.9 million, higher business consolidation and restructuring expenses of $2.6 million, and $1.2 million of secondary offering transaction costs. These increases were partially offset by the overall increase in net sales and the continued positive impact of our ongoing cost containment initiatives.

Operating income for the first quarter of 2006 for the Reinforcements business unit was $4.2 million lower than last year. Higher business consolidation and restructuring expenses, lower sales prices, and higher stock based compensation expenses were the primary factors for the lower operating income.

Operating income for the Composites business unit was $1.8 million higher this quarter versus last year. The favorable impact of higher sales volumes was principally offset by higher overhead spending, higher operating expenses and increased stock based compensation expenses. Overhead spending and operating expenses were higher primarily due to higher raw material costs, increased utility costs, and higher qualification expenses.

Operating income for the Structures business unit increased $1.5 million compared to last year. This favorable impact is primarily due to higher sales volumes due to increased build rates and revenue from new programs.

The operating loss for the corporate segment was $2.2 million worse than last year. This unfavorable impact resulted from higher stock based compensation costs and the secondary offering expenses booked in the first quarter of 2006.

Non-Operating Expense:  During the first quarter of 2005, we refinanced substantially all of our debt. In connection with the refinancing, we recorded a loss on early retirement of debt of $40.3 million during the first quarter of 2005, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

Interest Expense:  Interest expense was $7.8 million for the first quarter of 2006, compared to $11.9 million for the first quarter of 2005. The reduction in interest expense reflects the full quarter impact of the benefits of lower interest rates resulting from our first quarter 2005 refinancing.

Provision for Income Taxes:  The provision for income taxes for the first quarter of 2006 was $8.6 million, or 39% of income before income taxes. This compares to the provision for income taxes of $3.6 million, or 19% of income before taxes in the first quarter of 2005. The provision for income taxes of $3.6 million in the first quarter of 2005 was primarily for taxes on European income as we continued to adjust our tax provision rate during that quarter through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income and losses.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first quarter of 2006 was $1.1 million, compared to $0.5 million in the first quarter of 2005. The year-over-year increase in equity in earnings reflects improved operating performance at our joint ventures in China and Malaysia. Equity in earnings of affiliated companies does not affect the Company’s cash flows. For further information, see Note 11 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  During the first quarter of 2005, we recognized deemed preferred dividends and accretion of $2.3 million. We recognized no preferred dividends and accretion during the first quarter of 2006. During the fourth quarter of 2005, the holders of the remaining mandatorily redeemable convertible preferred stock converted that stock into shares of our common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than the common stock.

Business Consolidation and Restructuring Programs

Business consolidation and restructuring liabilities as of March 31, 2006 and December 31, 2005, and activity for the quarter ended March 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.4	0.6	3.0
Cash expenditures	(0.4)	(0.7)	(1.1)
Balance as of March 31, 2006	$5.5	$0.6	$6.1

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand. For the quarter ended March 31, 2006, we recognized $2.0 million of expense for employee severance based on existing obligations as of the date of our announcement. In addition, we recorded expense of $0.4 million  associated with the facility closures and consolidation activities. Cash expenditures for this program were $0.8 million during the first quarter of 2006, leaving an accrued liability balance of $1.8 million as of March 31, 2006.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant. For the quarter ended March 31, 2006, we recognized $0.4 million of expense for employee severance, and recorded $0.2 million of expense associated with the relocation and re-qualification of equipment. During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of  SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We made an adjustment as a result of this determination in the first quarter of 2006, and concluded that the impact was not material to either the current period nor to any prior periods. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed by the end of 2006. Cash expenditures for this program were $0.2 million during the first quarter of 2006, leaving an accrued liability balance of $1.8 million as of March 31, 2006.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of our revised business outlook as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market. This program is substantially complete. Severance and lease payments will continue into 2009. Cash expenditures for this program were $0.1 million during the first quarter of 2006, leaving an accrued liability balance of $2.5 million as of March 31, 2006.

Financial Condition

Liquidity:  As of March 31, 2006, we had cash and cash equivalents of $23.9 million. Aggregate borrowings as of March 31, 2006 under the Senior Secured Credit Facility were $220.0 million, consisting of $185.0 million of term loans and $35.0 million of revolver loans. The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of March 31, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $3.9 million. Undrawn availability under the Senior Secured Credit Facility was $86.1 million as of March 31, 2006.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements. As of March 31, 2006, we had outstanding borrowings of $4.3 million under these facilities. The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Our total debt, net of cash, as of March 31, 2006 was $428.9 million, an increase of $30.1 million from total debt, net of cash of $398.8 million as of December 31, 2005. The increase in net debt reflects the impact of expenditures made during the first quarter of 2006 associated with our carbon fiber expansion program, and the historical first quarter impact of the timing of our annual benefit payments and traditional seasonal working capital builds.

Operating Activities:  Net cash used for operating activities was $9.6 million in the first quarter of 2006, as compared to net cash used by operating activities of $26.3 million in the first quarter of 2005. The year-over year decrease in net cash used by operations reflects the impact of our increased profitability in addition to an overall increase in working capital. In particular, sales strengthened as the quarter progressed, increasing the quarter end accounts receivable balance. Historically, we use cash in the first quarter of the year as working capital traditionally increases from the seasonal December low levels, and as a result of the timing of our annual incentive compensation and benefit payments.

Investing Activities:  Net cash used for investing activities was $23.4 million in the first quarter of 2006 compared with $15.0 million used in the first quarter of 2005. The year over year increase is primarily attributable to an increase in capital expenditures of $14.9 million and deposits for property purchases of $1.8 million in connection with our carbon fiber expansion programs. During the first quarter of 2005, we made a $7.5 million equity investment in the BHA Aero joint venture located in Tianjin, China, increasing our ownership position in the joint venture from 33.33% to 40.48%.

Financing Activities:  Financing activities provided $36.5 million of net cash in the first quarter of 2006. During the first quarter of 2006, we utilized $30.0 million of borrowing capacity from our Senior Secured Credit Facility, increased our borrowing under European credit and overdraft facilities and generated cash of $3.6 million from activity under our stock plans.

During the first quarter of 2005, financing activities provided $9.4 million of net cash. We refinanced substantially all of our long-term debt during the quarter. In connection with the refinancing, we entered into the Senior Secured Credit Facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan. In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015. The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility. Proceeds from the Senior Secured Credit Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $41.8 million of cash transaction costs related to the refinancing.

Financial Obligations and Commitments:  As of March 31, 2006, current maturities of notes payable and capital lease obligations were $6.5 million. With the benefit of our debt refinancing in the first quarter of 2005, the next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $37.0 million prior to 2011. Short-term debt obligations include $4.3 million of drawings under European credit and overdraft facilities. The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders. We have entered into several capital leases for buildings and warehouses with expirations through 2012. In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of March 31, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $3.9 million. Undrawn availability under the Senior Secured Credit Facility was $86.1 million as of March 31, 2006. The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes. The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $4.1 million as of March 31, 2006. Approximately $3.9 million of these letters of credit were issued under the revolving credit portion of the Senior Secured Credit Facility, with the remaining $0.2 million issued separately from this facility. While the letters of credit issued on our behalf will expire under their terms in 2006 and 2007, all of these will likely be re-issued.

During the first quarter of 2005, we entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero. The reimbursement agreement provides that we would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million. In addition, during the first quarter of 2006, we renewed our letter of awareness, whereby we became contingently liable to pay under certain circumstances Dainippon Ink and Chemicals, Inc up to $1.3 million with respect to DIC-Hexcel Ltd’s debt obligations. In April 2006, pursuant to the plan of dissolution, DHL sold its land and buildings. Proceeds from this sale were sufficient to repay the entire bank loan. As a result, we have been relieved of our $1.3 million guarantee in support of DHL’s bank facility.

The following table summarizes the maturities of financial obligations and expiration dates of commitments as of March 31, 2006, for the remaining nine months of 2006, for the years ended 2007 through 2010, and thereafter:

(In millions)	Remaining Nine Months of 2006	2007	2008	2009	2010	Thereafter	Total
Senior secured credit facility — revolver due 2010	$—	$—	$—	$—	$35.0	$—	$35.0
Senior secured credit facility — term B loan due 2012	1.4	1.9	1.9	1.9	1.9	176.0	185.0
European credit and overdraft facilities	4.3	—	—	—	—	—	4.3
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	0.3	0.3	0.3	0.4	0.1	2.1	3.5
Subtotal	6.0	2.2	2.2	2.3	37.0	403.1	452.8
Operating leases	4.0	3.7	2.7	1.9	1.5	5.9	19.7
Total financial obligations	$10.0	$5.9	$4.9	$4.2	$38.5	$409.0	$472.5

Letters of credit	$3.1	$1.0	$—	$—	$—	$—	$4.1
Interest payments	22.2	29.5	29.3	29.2	27.6	83.2	221.0
Benefit plan contributions	4.1	—	—	—	—	—	4.1
Other commitments	7.4	—	—	—	—	—	7.4
Total commitments	$36.8	$30.5	$29.3	$29.2	$27.6	$83.2	$236.6

Our ability to make scheduled payments of principal, or to pay interest on, or to refinance our indebtedness, including our public notes, or to fund planned capital expenditures, will depend on our future performance and conditions in the financial markets. Our future performance is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We have significant leverage and there can be no assurance that we will generate sufficient cash flow from our operations, or that sufficient future borrowings will be available under the Senior Secured Credit Facility, to enable us to service our indebtedness, including our public notes, or to fund our other liquidity needs.

Critical Accounting Policies

For information regarding our critical accounting policies, refer to our 2005 Annual Report on Form 10-K.

Recently Issued Accounting Policies

 Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. This method required us to apply the provisions of SFAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statement of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Such forward-looking statements include, but are not limited to: (a)  expectations regarding the demand for soft body armor made of aramid and specialty fabrics; (b) expectations as to the availability of carbon fiber for non-aerospace applications; (c) expectations as to the impact of increasing prices of raw materials and utilities used in the manufacture of its products; (d) expectations regarding the our equity in the earnings (losses) of joint ventures, as well as joint venture investments and loan guarantees; (e) expectations regarding working capital trends and capital expenditures; (j) the availability and sufficiency under our senior credit facilities and other financial resources to fund our worldwide operations in 2005 and beyond; and (f) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. In addition to other factors that affect our operating results and financial position, neither past financial performance nor our expectations should be considered reliable indicators of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, our stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on our stock price. In addition, failure of sales or income in any quarter to meet the investment community’s expectations, as well as broader market trends, can have an adverse impact on the our stock price. We do not undertake an obligation to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. Our primary currency exposures are in Europe, where we have significant business activities. To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum and certain chemicals.

We attempt to net individual exposures, when feasible, taking advantage of natural offsets. In addition, we employ interest rate swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rate and net currency exposures. The use of such financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments. Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 49% as of March 31, 2006. In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments. In May 2005, we entered into interest rate swap agreements for an aggregate notional amount of $50.0 million, effectively converting a portion of the variable rate term loan of the Senior Secured Credit Facility into fixed rate debt. As a result of this interest rate swap agreement, our ratio of floating debt to total debt as of March 31, 2006 was reduced to approximately 38%.

Interest Rate Swap Agreements

In the fourth quarter of 2003, we entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of our senior subordinated notes, due 2009, into variable interest rates. The variable interest rates payable in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect. Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes, due 2009. The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes, due 2009. The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes, due 2009. During the first quarter of 2005, both the underlying hedged item, the senior subordinated notes, due 2009, and also the hedges themselves were terminated. The carrying value at the time of the termination was a liability of $3.6 million. The expense associated with this liability upon termination has been recorded as “non-operating expense,” in the condensed consolidated statement of operations during the first quarter of 2005. During the first quarter of 2005, hedge ineffectiveness was immaterial. A net gain of $0.2 million was recognized as a component of “interest expense” in the first quarter of 2005.

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars. The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan. The fair value of this swap at March 31, 2006 was an asset of $1.3 million. A net gain of $0.1 million was recognized as a component of “interest expense” in the first quarter of 2006. A net increase of $0.6 million for the quarter ended March 31, 2006 was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.6 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007. We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The balance at March 31, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $9.2 million. The fair value and carrying amount of this swap agreement was a liability of $1.5 million at March 31, 2006. During the first quarters of 2006 and 2005, hedge ineffectiveness was immaterial. A net increase of $0.6 million and net reduction of $0.2 million for the quarters ended March 31, 2006 and 2005, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

We have significant business activities in Europe. We operate seven manufacturing facilities in Europe, which generate approximately 47% of our 2005 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro. We also conduct business or have joint venture investments in Japan, China and Malaysia, and sell products to customers throughout the world. A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the our exposure to short-term currency fluctuations involving these countries. However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

We attempt to net individual currency positions at our various European operations, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. We also enter into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions. Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling. We have entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2008. The aggregate notional amount of these contracts was $95.0 million and $112.9 million at March 31, 2006 and December 31, 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters ended March  31, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the quarters ended March 31, 2006 and 2005 was as follows:

	Quarter Ended March 31,
(In millions)	2006	2005
Unrealized (losses) gains at beginning of period	$(2.3)	$1.3
Losses (gains) reclassified to net sales	0.6	(0.4)
Increase (decrease) in fair value	1.2	(0.3)
Comprehensive income (loss)	$(0.5)	$0.6

Unrealized losses of $0.5 million recorded in “accumulated other comprehensive loss,” as of March 31, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004. The nominal amount of the options was $7.5 million at March 31, 2006 and December 31, 2005. The options are designated as cash flow hedges. There was no ineffectiveness during the first quarters of 2006 and 2005. During the first quarter of 2006 and 2005, the change in fair value recognized in “accumulated other comprehensive loss” was an increase of $0.1 million and a decrease of $0.1 million, respectively.

Utility Price Risks

We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas. To minimize the risk, from time to time we enter into fixed price contracts at certain of our manufacturing locations for a portion of the energy usage for periods up to one year. Although these contracts would reduce our risk during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our future consolidated results of operations.

For further information regarding market risks, refer to our 2005 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including our consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934. The evaluation did not result in the identification of any changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2006	0		N/A	0	0
February 1 — February 28, 2006	0		N/A	0	0
March 1 — March 31, 2006	4,332		$20.11	0	0
Total	4,332	(1)	$20.11	0	0

(1) All Shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
1

Underwriting Agreement, dated as of March 9, 2005, between Hexcel Corporation and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named on schedule I thereto (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 15, 2006).

3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated March 15, 2006).

10.1	Executive Severance Agreement between Hexcel and Robert G. Hennemuth, dated as of March 20, 2006.

10.2	Executive Deferred Compensation and Consulting Agreement, dated as of March 20, 2006, between Hexcel Corporation and Robert G. Hennemuth.

10.3	Form of restricted stock unit agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 13, 2006).

10.4	Form of performance based award agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 13, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated January 3, 2006 announcing the naming of a new member to Hexcel’s Board of Directors and the conversion of all outstanding convertible preferred stock into common stock.

Current Report on Form 8-K dated January 27, 2006 relating to the Company’s fourth quarter and full year 2004 financial results.

Current Report on Form 8-K dated February 6, 2006, correcting certain reported amounts for the quarter and year ended December 31, 2004 contained in the “Cash flows from investing activities” section of the earnings release included with the January 27, 2006 Current Report on Form 8-K.

Current Report on Form 8-K dated February 13, 2006, relating to a variety of executive compensation matters (including the Company’s cash bonus plan for 2006, cash bonus awards for 2005 and the perquisites allowance for the CEO), and annual long-term equity incentive grants for 2006.

Current Report on Form 8-K dated March 2, 2006, in which Hexcel advised of an increase in the benefit of the reversal of its valuation allowance as of December 31, 2005.

Current Report on Form 8-K dated March 9, 2006, providing an update to a previously reported litigation proceeding and including as an exhibit certain pro forma financial information that was later included in the final prospectus relating to an offering of common stock by stockholders of Hexcel.

Current Report on Form 8-K dated March 15, 2006 relating to an offering of common stock by stockholders of Hexcel and the resignation of two members of Hexcel’s Board of Directors.

Current Report on Form 8-K dated March 24, 2006, relating to the hiring of a new Senior Vice President, Human Resources, and certain compensation agreements entered into with such executive.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

May 8, 2006	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
1

Underwriting Agreement, dated as of March 9, 2005, between Hexcel Corporation and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named on schedule I thereto (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 15, 2006).

3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated March 15, 2006)

10.1	Executive Severance Agreement between Hexcel and Robert G. Hennemuth, dated as of March 20, 2006.

10.2	Executive Deferred Compensation and Consulting Agreement, dated as of March 20, 2006, between Hexcel Corporation and Robert G. Hennemuth.

10.3	Form of restricted stock unit agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 13, 2006).

10.4	Form of performance based award agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 13, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.