Form 10-Q
period 2006-06-30
HEXCEL CORP /DE/
filed 2006-08-08
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006
COMMON STOCK	93,655,565

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$8.8	$21.0
Accounts receivable, net	196.1	155.9
Inventories, net	160.6	150.4
Prepaid expenses and other current assets	35.1	43.0
Total current assets	400.6	370.3

Property, plant and equipment	721.4	726.0
Less accumulated depreciation	(405.2)	(440.8)
Net property, plant and equipment	316.2	285.2

Goodwill and other intangible assets	75.3	74.7
Investments in affiliated companies	15.5	14.3
Deferred tax assets	111.2	107.8
Other assets	32.7	28.3

Total assets	$951.5	$880.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$5.1	$3.0
Accounts payable	95.6	94.5
Accrued liabilities	94.0	98.3
Total current liabilities	194.7	195.8

Long-term notes payable and capital lease obligations	422.5	416.8
Other non-current liabilities	59.2	57.3
Total liabilities	676.4	669.9

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 95.3 shares issued at June 30, 2006 and 94.1 shares issued at December 31, 2005	1.0	0.9
Additional paid-in capital	475.4	455.0
Accumulated deficit	(190.4)	(222.5)
Accumulated other comprehensive income (loss)	8.4	(7.3)
	294.4	226.1
Less – Treasury stock, at cost, 1.7 shares at June 30, 2006 and 1.5 shares at December 31, 2005	(19.3)	(15.4)
Total stockholders’ equity	275.1	210.7

Total liabilities and stockholders’ equity	$951.5	$880.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005
Net sales	$316.0	$311.3	$623.0	$601.9
Cost of sales	244.3	240.7	480.2	465.5
Gross margin	71.7	70.6	142.8	136.4

Selling, general and administrative expenses	28.8	26.5	59.5	53.1
Research and technology expenses	7.5	7.7	15.1	13.4
Business consolidation and restructuring expenses	1.1	0.4	4.1	0.8
Other income, net	—	(0.9)	—	(0.7)
Operating income	34.3	36.9	64.1	69.8

Interest expense, net	7.1	7.4	14.9	19.3
Non-operating expense	—	0.6	—	40.9
Income before income taxes	27.2	28.9	49.2	9.6
Provision for income taxes	10.7	3.6	19.3	7.2
Income before equity in earnings	16.5	25.3	29.9	2.4
Equity in earnings of affiliated companies	1.1	0.9	2.2	1.4

Net income	17.6	26.2	32.1	3.8
Deemed preferred dividends and accretion	—	(2.3)	—	(4.6)
Net income (loss) available to common shareholders	$17.6	$23.9	$32.1	$(0.8)

Net income (loss) per common share:
Basic	$0.19	$0.44	$0.34	$(0.01)
Diluted	$0.18	$0.28	$0.34	$(0.01)

Weighted average common shares outstanding:
Basic	93.4	54.5	93.2	54.2
Diluted	95.5	94.9	95.4	54.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2006	2005
Cash flows from operating activities
Net income	$32.1	$3.8
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	23.4	24.1
Amortization of debt discount and deferred financing costs	0.9	1.2
Deferred income taxes	10.9	0.3
Business consolidation and restructuring expenses	4.1	0.8
Business consolidation and restructuring payments	(3.1)	(1.1)
Loss on early retirement of debt	—	40.9
Equity in earnings of affiliated companies	(2.2)	(1.4)
Dividends from affiliated companies	1.3	1.1
Share-based compensation	5.9	1.2

Changes in assets and liabilities:
Increase in accounts receivable	(33.6)	(35.9)
Increase in inventories	(5.9)	(19.6)
Decrease in prepaid expenses and other current assets	0.3	4.2
Decrease in accounts payable and accrued liabilities	(5.3)	(21.1)
Changes in other non-current assets and long-term liabilities	(7.4)	(0.9)
Net cash provided by (used for) operating activities	21.4	(2.4)

Cash flows from investing activities
Capital expenditures	(48.7)	(16.6)
Deposits for property purchases	(1.9)	—
Proceeds from the sale of assets	—	1.4
Investment in affiliated companies	—	(7.5)
Net cash used for investing activities	(50.6)	(22.7)

Cash flows from financing activities
Proceeds from issuance of 6.75% senior subordinated notes	—	225.0
Proceeds from senior secured credit facility - revolver, net	6.6	35.0
Proceeds from senior secured credit facility – term B loan	—	225.0
Repayments of senior secured credit facility – term B loan	(0.5)	(40.0)
Redemption of 9.75% senior subordinated notes	—	(285.3)
Redemption of 7.0% convertible subordinated debentures	—	(19.2)
Redemption of 9.875% senior secured notes	—	(125.0)
Payments of capital lease obligations and proceeds from other debt, net	1.3	4.1
Issuance costs related to debt offerings	—	(12.2)
Debt retirement costs	—	(30.0)
Activity under stock plans	10.4	5.8
Net cash provided by (used for) financing activities	17.8	(16.8)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	3.2
Net decrease in cash and cash equivalents	(12.2)	(38.7)
Cash and cash equivalents at beginning of period	21.0	57.2
Cash and cash equivalents at end of period	$8.8	$18.5

Supplemental Data:
Cash interest paid	$13.6	$26.4
Cash taxes paid	$4.7	$6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.

The accompanying condensed, consolidated financial statements represent the consolidation of Hexcel. See Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. That note discusses our significant accounting policies.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations. SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures. Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and six months ended June 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R). Share based compensation expense capitalized for the quarter and six months ended June 30, 2006 was not material.

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

Basis of Presentation

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

New Accounting Standards

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to address diversity and clarify the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome. FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (as of January 1, 2007 for calendar year companies). Upon the adoption of FIN 48, companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored. We are currently reviewing the requirements of FIN 48 and are in the process evaluating the impact of FIN 48 on the Company.

Note 2 — Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. This method required us to apply the provisions of SFAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods. The accompanying condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures. Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and six months ended June 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R). Share-based compensation expense capitalized for the quarter and six months ended June 30, 2006 was not material. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Share-based compensation expense reduced our consolidated results of operations as follows:

	Quarter Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2006	2006
Impact on income before income taxes	$(2.5)	$(5.9)
Impact on net income available to common shareholders	$(1.7)	$(4.0)
Impact on net income per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

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

For the quarter and six months ended June 30, 2005, we recorded a charge of $0.6 million and $1.1 million, respectively, for restricted stock awards under APB 25. The following table illustrates the effect on our net income (loss) and net income (loss) per share during the first quarter of 2005 assuming we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

	Quarter Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2005	2005
Net income (loss) available to common shareholders, as reported	$23.9	$(0.8)
Add: Stock-based compensation expense included in reported net income (loss)	0.6	1.1
Deduct: Stock-based compensation expense determined under the fair value based method for all awards:	(1.5)	(2.9)
Pro forma net income (loss)	$23.0	$(2.6)

Basic net income (loss) per common share:
As reported	$0.44	$(0.01)
Pro forma	$0.42	$(0.05)

Diluted net income (loss) per common share:
As reported	$0.28	$(0.01)
Pro forma	$0.27	$(0.05)

During the six month period ended June 30, 2006, cash received from stock option exercises was $7.5 million. We used $3.3 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the six month period ended June 30, 2006. We realized a tax benefit of $6.2 million in connection with stock options exercised, and RSUs and PARs converted during the six month period ended June 30, 2006.

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

Restricted Stock Units

RSUs are grants that entitle the holder to shares of common stock as the award vests (generally over three years). PARs are a form of RSU which are convertible to an equal number of shares of our common stock and generally vest at the end of a seven-year period or sooner upon the attainment of certain financial or stock performance objectives. Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 150% of the target amount. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by our Board of Directors or a Committee of the Board after the conclusion of the period.

We measure the fair value of RSUs, PARs and PRSUs based upon the market price of the underlying common stock as of the date of grant. RSUs, PARs and PRSUs are amortized over their applicable vesting period using the straight-line method. We granted 0.1 million RSUs for both the quarters ended March 31, 2006 and 2005. During the quarter ended March 31, 2006, we granted 0.1 million PRSUs. No PARs have been granted since 2000. PARs granted during 2000 were converted during the first quarter of 2006.

The following activity occurred under our existing incentive stock plan during the quarter and six months ended June 30, 2006:

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2005	0.5	$9.44
Granted	0.1	21.88
Vested	(0.2)	7.64
Forfeited	—	—
Nonvested balance at March 31, 2006	0.4	$16.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2006	0.4	$16.58

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2005	—	$—
Granted	0.1	21.97
Vested	—	—
Forfeited	—	—
Nonvested balance at March 31, 2006	0.1	$21.97
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2006	0.1	$21.97

As of June 30, 2006, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $5.8 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

Nonqualified stock options have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant. Approximately 0.3 million and 0.6 million stock options were granted during the quarters ended March 31, 2006 and 2005, respectively. There were no stock options granted during the quarters ended June 30, 2006 and 2005.

A summary of option activity under the plan for the six month period ended June 30, 2006 is as follows:

(In millions, except share data)	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6.0	$8.95
Options granted	0.3	$21.95
Options exercised	(0.4)	$11.33
Options expired or forfeited	—	$—
Outstanding at March 31, 2006	5.9	$9.48	5.62	$73.5
Exercisable at March 31, 2006	4.8	$8.33		$65.3
Options granted	—	$—
Options exercised	(0.5)	$7.79
Options expired or forfeited	—	$—
Outstanding at June 30, 2006	5.4	$9.49	5.56	$33.3
Exercisable at June 30, 2006	4.4	$8.25		$32.5

The total intrinsic value of options exercised during the quarter and six months ended June 30, 2006 was $7.3 million and $11.0 million, respectively. As of June 30, 2006, there was total unrecognized compensation cost related to nonvested stock options of $5.0 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate*	4.50%	3.74%
Expected option life (in years) Executive	5.90	5.66
Expected option life (in years) Non-Executive	5.43	5.10
Dividend yield	—%	—%
Volatility *	46.44%	56.33%
Weighted-average fair value per option granted	$10.87	$7.88

*One grant of 13,263 stock options was valued with a volatility of 43.52% and a risk-free interest rate of 4.62%. It was granted on 3/20/06 and was the only one granted on that day.

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

Retirement Provisions

Our 2005 and 2006 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee. Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement. Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option of RSU fully vests. RSUs are deemed to be vested when an employee reaches his defined retirement age. PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement; however, if employed at the end of the performance period he is entitled to the entire grant. As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period. As a result of these provisions, we recognized an additional $0.6 million and $2.5 million of share-based compensation expense during the second quarter and six months ended June 30, 2006, respectively. Prior to our adoption of SFAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Subsequent Grants

As of June 30, 2006, an aggregate of 4.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs, PARS and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date. As of June 30, 2006, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million. During 2005, 2004 and 2003, an aggregate total of approximately 0.1 million shares of common stock were issued under the ESPP.

Note 3 – Inventories, Net

(In millions)	June 30, 2006	December 31, 2005
Raw materials	$64.6	$64.3
Work in progress	37.6	32.0
Finished goods	58.4	54.1
Total inventories	$160.6	$150.4

Note 4 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2006 and December 31, 2005, and activity for the quarter and six months ended June 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.4	0.6	3.0
Cash expenditures	(0.4)	(0.7)	(1.1)
Balance as of March 31, 2006	5.5	0.6	6.1
Business consolidation and restructuring expenses	(0.1)	1.2	1.1
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(0.6)	(1.4)	(2.0)
Balance as of June 30, 2006	$4.9	$0.4	$5.3

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand. For the quarter and six months ended June 30, 2006, we reversed $0.1 million of expense and recognized $1.9 million of expense, respectively, for employee severance based on existing obligations as of the date of our announcement. In addition, the Company recorded expense of $0.9 million and $1.3 million for the quarter and six months ended June 30, 2006, respectively, associated with the facility closures and consolidation activities that was expensed as incurred. The program is expected to be substantially completed in 2006.

Business consolidation and restructuring liabilities as of June 30, 2006 and December 31, 2005, and activity for the Electronics Program for the quarter and six months ended June 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$0.2	$—	$0.2
Business consolidation and restructuring expenses	2.0	0.4	2.4
Cash expenditures	(0.4)	(0.4)	(0.8)
Balance as of March 31, 2006	$1.8	$—	$1.8
Business consolidation and restructuring expenses	(0.1)	0.9	0.8
Cash expenditures	(0.4)	(0.9)	(1.3)
Balance as of June 30, 2006	$1.3	$—	$1.3

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant. For the quarter and six months ended June 30, 2006, we recognized $0.1 million and $0.5 million, respectively, of expense for employee severance, and recorded $0.3 million and $0.5 million, respectively, of expense associated with the relocation and re-qualification of equipment. During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of this determination, we made an adjustment in the first quarter of 2006, and concluded that the impact was not material to either the current period nor to any prior periods. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed in the first half of 2007.

Business consolidation and restructuring liabilities as of June 30, 2006 and December 31, 2005, and activity for the Livermore Program for the quarter and six months ended June 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.4	$—	$1.4
Business consolidation and restructuring expenses	0.4	0.2	0.6
Cash expenditures	—	(0.2)	(0.2)
Balance as of March 31, 2006	$1.8	$—	$1.8
Business consolidation and restructuring expenses	0.1	0.3	0.4
Cash expenditures	(0.1)	(0.3)	(0.4)
Balance as of June 30, 2006	$1.8	$—	$1.8

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market. This program is substantially complete. Severance and lease payments will continue into 2009.

Business consolidation and restructuring liabilities as of June 30, 2006 and December 31, 2005, and activity for the November 2001 Program for the quarter and six months ended June 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.9	$0.7	$2.6
Cash expenditures	—	(0.1)	(0.1)
Balance as of March 31, 2006	$1.9	$0.6	$2.5
Business consolidation and restructuring expenses	(0.1)	—	(0.1)
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(0.1)	(0.2)	(0.3)
Balance as of June 30, 2006	$1.8	$0.4	$2.2

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2006	December 31, 2005
Senior secured credit facility - revolver due 2010	$11.6	$5.0
Senior secured credit facility - term B loan due 2012	184.5	185.0
European credit and overdraft facilities	3.0	1.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	424.1	416.3
Capital lease obligations	3.5	3.5
Total notes payable and capital lease obligations	$427.6	$419.8

Notes payable and current maturities of long-term liabilities	$5.1	$3.0
Long-term notes payable and capital lease obligations, less current maturities	422.5	416.8
Total notes payable and capital lease obligations	$427.6	$419.8

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

Senior Secured Credit Facility

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75%, or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 6.723% and 6.529% for the quarter ended and six months ended June 30, 2006, respectively. Borrowings made under the LIBOR option during the quarter ended June 30, 2006 were made at interest rates ranging from 6.6250% to 7.1250%, and borrowings made under the LIBOR option during the six months ended June 30, 2006 were made at interest rates ranging from 6.2500% to 7.1250%.

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

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 3.75 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the facility. The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt. In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of June 30, 2006, we had issued letters of credit totaling $4.4 million. In addition, we had commercial letters of credit of $0.2 million outstanding at June 30, 2006 that were separate from this facility.

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

Note 6 – Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2006 and 2005 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.5	0.4	1.0	0.9
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Net amortization and deferral	0.3	0.3	0.6	0.6
Sub-total	0.8	0.7	1.6	1.5
Curtailment and settlement loss	0.3	0.2	0.5	0.4
Net periodic benefit cost	$1.1	$0.9	$2.1	$1.9

European Defined Benefit Retirement Plans
Service cost	$0.8	$0.8	$1.7	$1.6
Interest cost	1.5	1.4	2.8	2.7
Expected return on plan assets	(1.5)	(1.4)	(3.0)	(2.7)
Net amortization and deferral	0.2	0.3	0.4	0.6
Sub-total	1.0	1.1	1.9	2.2
Curtailment and settlement loss	—	—	—	—
Net periodic benefit cost	$1.0	$1.1	$1.9	$2.2

Contributions

We contributed $0.9 million and $0.6 million to our U.S. qualified and nonqualified defined benefit retirement plans during the second quarters of 2006 and 2005, respectively. Contributions were $1.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Although no minimum funding contributions are required, we intend to contribute approximately $2.1 million during 2006 to our U.S. qualified pension plan to fund expected lump sum payments. We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these nonqualified plans, we expect to contribute approximately $0.5 million in 2006 to cover unfunded benefits. We contributed $2.0 million to our U.S. defined benefits retirement plans during the 2005 fiscal year.

In addition, we contributed $0.8 million and $0.5 million to our European defined benefit retirement plans in the second quarters of 2006 and 2005, respectively. Total contributions were $1.6 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. Meeting governing requirements, we plan to contribute approximately $2.4 million during 2006 to our European plans. We contributed $2.5 million to our European plans during the 2005 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of our postretirement health care and life insurance benefit plans were $0.2 million and $0.3 million, including service cost and interest cost, for the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net periodic postretirement benefit costs, including service cost and interest cost, were $0.4 million and $0.5 million, respectively.

Contributions

In connection with our postretirement plans, we contributed $0.3 million and $0.4 million for the second quarter of 2006 and 2005, respectively, and $0.5 million and $0.7 million during the six months ended June 30, 2006 and 2005, respectively. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Under the provisions of these postretirement plans, we expect to contribute approximately $1.0 million in 2006 to cover unfunded benefits. We contributed $1.5 million to our postretirement plans during the 2005 fiscal year.

Note 7 – Other (Income) Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005

Gain on sale of an asset	$—	$(1.4)	$—	$(1.4)
Accrual for certain legal matters	—	0.5		0.7
Other (income) expense, net	$—	$(0.9)	$—	$(0.7)

During the second quarter of 2005, we sold surplus land at one of our U.S. facilities for net cash proceeds of $1.4 million. In connection with this sale, we recognized a gain of $1.4 million. In addition, we recorded estimated accruals of $0.5 million and $0.2 million during the second quarter and the first quarter of 2005, respectively, in connection with the settlement of ongoing carbon fiber legal matters previously disclosed.

Note 8 – Non-Operating Expense

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005

Loss on early retirement of debt	$—	$0.6	$—	$40.9
Non-operating expense	$—	$0.6	$—	$40.9

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

During the second quarter of 2005, we prepaid $39.4 million of the term B loan portion of the Senior Secured Credit Facility. As a result of the prepayment, we recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Note 9 - Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005

Basic net income (loss) per common share:
Net income	$17.6	$26.2	$32.1	$3.8
Deemed preferred dividends and accretion	—	(2.3)	—	(4.6)
Net income (loss) available to common shareholders	$17.6	$23.9	$32.1	$(0.8)
Weighted average common shares outstanding	93.4	54.5	93.2	54.2
Basic net income (loss) per common share	$0.19	$0.44	$0.34	$(0.01)

Diluted net income (loss) per common share:
Net income	$17.6	$26.2	$32.1	$3.8
Deemed preferred dividends and accretion	—	(2.3)	—	(4.6)
Net income (loss) available to common shareholders	$17.6	23.9	32.1	(0.8)
Plus: Deemed preferred dividends and accretion	—	2.3	—	—
Net income (loss) available to common shareholders plus assumed conversions	$17.6	$26.2	$32.1	$(0.8)

Weighted average common shares outstanding – Basic	93.4	54.5	93.2	54.2

Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.5	0.3	—
Stock options	1.8	3.1	1.9	—
Mandatorily redeemable convertible preferred stock	—	36.8	—	—
Weighted average common shares outstanding – Dilutive	95.5	94.9	95.4	54.2
Diluted net income (loss) per common share	$0.18	$0.28	$0.34	$(0.01)

Total shares underlying stock options of 0.4 million were excluded from the computation of diluted net income per share for both the quarter and six months ended June 30, 2006, as they were anti-dilutive.

The assumed conversion of mandatorily redeemable convertible preferred stock (convertible into 36.8 million shares of common stock), was excluded from the computation of diluted net loss per share for the six months ended June 30, 2005, as it was anti-dilutive. Shares underlying stock options and restricted stock units of approximately 0.3 million and 7.7 million were excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 2005, respectively, as they were anti-dilutive.

Note 10 - Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) for the quarters and six months ended June 30, 2006 and 2005 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Net income (loss) available to common stockholders	$17.6	$23.9	$32.1	$(0.8)
Currency translation adjustments	7.9	(9.9)	10.0	(22.9)
Minimum pension obligation	—	—	(0.2)	—
Net unrealized gains (losses) on financial instruments	2.8	(2.2)	5.9	(3.2)
Comprehensive income (loss)	$28.3	$11.8	$47.8	$(26.9)

Note 11 - Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter of 2003, we entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of our senior subordinated notes, due 2009, into variable interest rates. The variable interest rates payable in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect. Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes due 2009. The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes due 2009. The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009. During the first quarter of 2005, both the underlying hedged item, the senior subordinated notes, due 2009, and also the hedges themselves were terminated. The carrying value at the time of the termination was a liability of $3.6 million. The expense associated with this liability upon termination has been recorded as “non-operating expense” in the condensed consolidated statement of operations in the first quarter of 2005. During the first quarter of 2005, hedge ineffectiveness was immaterial. A net gain of $0.2 million was recognized as a component of “interest expense” in the first quarter of 2005.

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars. The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of a floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan. The fair value of this swap at June 30, 2006 was an asset of $1.6 million. A net gain of $0.1 million and $0.2 million was recognized as a component of “interest expense” for the quarter and six months ended June 30, 2006, respectively. A net increase of $0.1 million and $0.7 million for the quarter and six months ended June 30, 2006, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.7 million recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2008. We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The balance at June 30, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $10.7 million. The fair value and carrying amount of this swap agreement was a liability of $2.0 million at June 30, 2006. During the second quarters and six months ended June 30, 2006 and 2005, hedge ineffectiveness was immaterial. A net decrease of $0.1 million for the quarter ended June 30, 2006 and a net increase of $0.5 million for the six months ended June 30, 2006, was recognized as a component of “accumulated other comprehensive loss.”  During the first six months of 2005, a reduction of $0.2 million was recognized as a component of “accumulated other comprehensive income (loss)”. Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling. We have entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2008. The aggregate notional amount of these contracts was $80.2 million and $112.9 million at June 30, 2006 and December 31, 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters and six months ended June 30, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2006 and 2005 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Unrealized (losses) gains at beginning of period	$(0.5)	$0.6	$(2.3)	$1.3
Losses (gains) reclassified to net sales	0.1	—	0.7	(0.4)
Increase (decrease) in fair value	2.6	(1.7)	3.8	(2.0)
Comprehensive income (loss)	$2.2	$(1.1)	$2.2	$(1.1)

Unrealized gains of $1.2 million recorded in “accumulated other comprehensive income (loss),” as of June 30, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges for foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004. The nominal amount of such options was $3.8 million at June 30, 2006 and $7.5 million at December 31, 2005. The options are designated as cash flow hedges. There was no ineffectiveness during the second quarters and six months ended June 30, 2006 and 2005. During the second quarter and six months ended June 30, 2006, the change in fair value recognized in “accumulated other comprehensive income (loss)” was an increase of $0.2 million and $0.3 million, respectively. During the second quarter and six months ended June 30, 2005, the change in fair value recognized in “accumulated other comprehensive income (loss)” was a decrease of $0.5 million and $0.6 million, respectively.

Note 12 – Investments in Affiliated Companies

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

	As of June 30,
(In millions)	2006	2005
Equity ownership	40.48%	40.48%
Last twelve months’ (“LTM”) revenues	$21.3	$16.0
Equity investment balance	$5.7	$5.0
Accounts receivable balance	$2.4	$2.0

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

	As of June 30,
(In millions)	2006	2005
Equity ownership	25.00%	25.00%
LTM revenues	$22.1	$16.8
Equity investment balance	$4.1	$2.6
Accounts receivable balance	$1.2	$2.1

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

TechFab LLC

As part of an acquisition in 1998, Hexcel obtained an equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications. Summary information related to our investment in TechFab follows:

	As of June 30,
(In millions)	2006	2005
Equity ownership	50.00%	50.00%
LTM revenues	$39.4	$32.3
Equity investment balance	$5.7	$6.4

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

DIC-Hexcel Limited

In 1990, Hexcel formed a joint venture, DIC-Hexcel Limited (“DHL”), with Dainippon Ink and Chemicals, Inc. (“DIC”). This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. Summary information related to our investment in DIC is as follows:

	As of June 30,
(In millions)	2006	2005
Equity ownership	45.30%	45.30%
LTM revenues	$13.9	$12.5
Equity investment balance	$—	$—

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

In December 2005, Hexcel and DIC decided to dissolve the DHL joint venture. The dissolution will be completed during 2006. On January 20, 2006, Hexcel renewed a letter of awareness it had provided to DIC, whereby Hexcel is currently contingently liable to pay up to $1.3 million with respect to DHL’s debt obligations under certain circumstances. In April 2006, pursuant to its plan of dissolution, DHL sold its land and buildings. Proceeds from this sale were sufficient to repay the entire bank loan. As a result, Hexcel has been relieved of its $1.3 million guarantee in support of DHL’s bank facility. The remaining proceeds from the dissolution will be used to repay existing obligations of DHL, and any residual will be distributed in accordance with the terms of the governing agreements between the parent companies. In the second quarter of 2006, we reversed $0.2 million for the estimated fair value of the guarantee and incurred expenses of $0.1 million associated with the dissolution. The dissolution is not expected to generate a significant gain or loss for Hexcel.

As of June 30, 2006 and 2005, Hexcel has no equity investment balance relating to DHL as we previously considered this investment to be impaired.

Note 13 - Segment Information

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

Financial information for our business segments for the quarters and six months ended June 30, 2006 and 2005 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

Second Quarter 2006
Net sales to external customers	$66.4	$222.9	$26.7	$—	$316.0
Intersegment sales	36.4	6.9	—	—	43.3
Total sales	102.8	229.8	26.7	—	359.3

Operating income (loss)	7.0	32.6	3.6	(8.9)	34.3
Depreciation and amortization	3.9	7.4	0.4	0.1	11.8
Business consolidation and restructuring expenses	0.7	0.4	—	—	1.1
Capital expenditures and deposits for property purchases	1.4	23.7	0.7	0.6	26.4

Second Quarter 2005
Net sales to external customers	$77.2	$213.5	$20.6	$—	$311.3
Intersegment sales	33.1	6.0	—	—	39.1
Total sales	110.3	219.5	20.6	—	350.4

Operating income (loss)	11.6	31.4	2.2	(8.3)	36.9
Depreciation and amortization	3.5	7.9	0.4	—	11.8
Business consolidation and restructuring expenses	—	0.4	—	—	0.4
Capital expenditures	1.8	7.2	—	0.1	9.1

Six Months Ended June 30, 2006
Net sales to external customers	$135.0	$437.5	$50.5	$—	$623.0
Intersegment sales	72.3	14.8	—	—	87.1
Total sales	207.3	452.3	50.5	—	710.1

Operating income (loss)	14.9	62.5	6.2	(19.5)	64.1
Depreciation and amortization	7.6	14.8	0.9	0.1	23.4
Business consolidation and restructuring expenses	3.1	1.1	—	(0.1)	4.1
Capital expenditures and deposits for property purchases	3.7	44.3	0.8	1.8	50.6

Six Months Ended June 30, 2005
Net sales to external customers	$154.1	$409.2	$38.6	$—	$601.9
Intersegment sales	69.5	12.5	—	—	82.0
Total sales	223.6	421.7	38.6	—	683.9

Operating income (loss)	23.7	59.5	3.3	(16.7)	69.8
Depreciation and amortization	7.2	16.0	0.9	—	24.1
Business consolidation and restructuring expenses	—	0.8	—	—	0.8
Capital expenditures	2.3	14.1	—	0.2	16.6

Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets by segment is as follows:

(In millions)	June 30, 2006	December 31, 2005
Reinforcements	$40.2	$40.2
Composites	19.0	18.4
Structures	16.1	16.1
Goodwill and other intangible assets	$75.3	$74.7

The carrying value of the intangible asset included above was $2.5 million at June 30, 2006 and $2.4 million at December 31, 2005.

Note 14 – Commitments and Contingencies

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration our existing insurance coverage and amounts already provided for, will not have a material adverse impact on the our consolidated results of operations, financial position or cash flows.

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

As of June 30, 2006 and December 31, 2005, our aggregate environmental accruals were $3.9 million and $4.2 million, respectively. As of June 30, 2006 and December 31, 2005, $1.3 million and $1.4 million, respectively, was included in accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.2 million higher at June 30, 2006 and $1.9 million higher at December 31, 2005. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

During recent remediation activities at our former operating facility in Lodi, New Jersey, we became aware of the existence of additional pollutants and evidence of biological activity in the subsurface. Tests are currently underway to determine how these conditions may alter the necessary remediation process. These tests have not progressed sufficiently to evaluate and estimate costs, if any, associated with any potential changes which may be required to the design and ongoing operation of the remediation process. As such, we have not adjusted our environmental reserve as of June 30, 2006 for these conditions as the impact could not yet be estimated.

Operating costs for the quarter and six month period ended June 30, 2006 relating to environmental compliance were approximately $2.2 million and $4.1 million, respectively. Capital expenditures for environmental matters approximated $0.2 million and $0.3 million for the quarter and six month period ended June 30, 2006.

Other Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in the previously disclosed carbon fiber antitrust lawsuits that we settled in 2005. In 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to defend Hercules and to indemnify it for its settlements in the antitrust cases and for any liability claims that may be asserted by an opt-out from the settled federal class action (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the antitrust lawsuits for an aggregate of $24.4 million. The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

Zylon Matter

In February 2006, the U.S. Department of Justice (“DOJ”) informed us that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert with respect to Zylon® fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The Zylon fiber was produced by Toyobo Co., Ltd. (“Toyobo”), woven into fabric by us and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel. In March 2006, we entered into a tolling agreement with the DOJ which excludes the period between February 14, 2006 and September 1, 2006 when determining whether civil claims that may be asserted by the United States in respect of the above matters are time-barred. We have been informed by representatives of the DOJ that we are not a target of an on-going criminal investigation into these matters. We have agreed to cooperate with the DOJ and have turned over documents to the DOJ. Recently the DOJ has requested that a number of our employees be made available for interviews by government attorneys. We have concurred with this request and have offered independent counsel to these employees at our expense, provided that each employee undertakes to reimburse us for the expense if required to do so under the applicable provisions of the Delaware General Corporation Law (which govern our right to advance expenses in these circumstances).

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. We had $4.6 million and $4.0 million letters of credit outstanding at June 30, 2006 and December 31, 2005, respectively.

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

During the second quarter of 2006, DHL repaid its entire bank loan and as a result we have been relieved of our $1.3 million guarantee in support of DHL’s bank facility. In the second quarter of 2006, we reversed $0.2 million for the estimated fair value of the guarantee. The liability recorded for the BHA Aero guarantee is $0.5 million. For further information, see Note 12.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, and warranty expense for the quarter and six months ended June 30, 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2005	$3.2
Warranty expense	0.8
Deductions and other	(0.6)
Balance as of March 31, 2006	3.4
Warranty expense	1.2
Deductions and other	(0.2)
Balance as of June 30, 2006	$4.4

In April 2006, one of our customers in the soft body armor segment advised us that there was a potential quality issue with certain fabrics supplied to that customer. It is our understanding that the affected materials have been quarantined by our customer and have not been incorporated into armor supplied to end customers. During the second quarter, we have investigated this matter but have not yet concluded whether we are responsible for the quality issue identified by the customer. We have established a warranty reserve of $0.5 million in the second quarter of 2006 in connection with this issue and are continuing to work with our customer to resolve the matter.

Note 15 – Subsequent Event

On July 24, 2006, we announced our intentions to explore strategic alternatives for portions of our Reinforcements business segment, which includes its ballistics, electronics and architectural product lines. In order to take full advantage of the many growing applications for advanced composite materials, we have decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines. Reinforcements products related to composites will be retained and, together with the Composites and Structures business segments, merged into one business unit. We have retained Merrill Lynch & Co. as our financial advisor to assist in the strategic review and potential disposition of the non-core assets. In light of these decisions, we have considered the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and concluded that the assets do not yet meet the held for sale classification and disclosure requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Review

In order to take full advantage of the many growing applications for advanced composite materials, we have decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines. We will explore strategic alternatives for the Reinforcements business segment which includes the ballistics, electronics and architectural product lines. Reinforcements products related to composites will be retained and, together with the Composites and Structures business segments, merged into one business unit. We have retained Merrill Lynch & Co. as our financial advisor to assist in the strategic review and potential disposition of the non-core assets.

Based on our initial assumptions, the revenues from this business segment excluding the reinforcement for composites products to be retained are estimated to have been $220.0 million in 2005. On the same assumptions, the revenues for the first six months of 2006 are estimated to have been $96.0 million compared to $118.0 million in the first half of 2005. The net asset investment, without the attribution of any debt or cash, associated with these activities is estimated to have been in the range of $120.0 to $130.0 million as of December, 2005. In the event of a sale of some or all of these businesses, the net proceeds will be used to repay debt, strengthening the balance sheet and providing financial flexibility to fund growth investments in advanced composites products. We anticipate that we will incur certain business consolidation and restructuring expenses in the course of consolidating its existing business segments.

Financial Overview

Second Quarter Results

	Quarter Ended June 30,
	Unaudited
(In millions, except per share data)	2006	2005
Net sales	$316.0	$311.3
Gross margin %	22.7%	22.7%
Operating income	$34.3	$36.9
Operating income %	10.9%	11.9%
Non-operating expense	$—	$0.6
Provision for income taxes	$10.7	$3.6
Equity in earnings of affiliated companies	$1.1	$0.9
Net income	$17.6	$26.2
Deemed preferred dividends and accretion	$—	$(2.3)
Net income available to common shareholders	$17.6	$23.9
Diluted net income per common share	$0.18	$0.28

Results of Operations

Net Sales:  Net sales of $316.0 million for the second quarter of 2006 were $4.7 million, or 1.5%, higher than the $311.3 million of net sales for the second quarter of 2005. The sales increase was driven by growth in the Commercial Aerospace market, but was offset by declines in the Industrial and Electronics markets. The impact of changes in foreign currency exchange rates compared to the second quarter of 2005 was immaterial.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2006 and 2005, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Second Quarter 2006
Reinforcements	$21.5	$32.0	$—	$13.0	$66.5
Composites	116.9	56.6	49.4	—	222.9
Structures	21.8	—	4.8	—	26.6
Total	$160.2	$88.6	$54.2	$13.0	$316.0
	51%	28%	17%	4%	100%
Second Quarter 2005
Reinforcements	$18.5	$43.3	$—	$15.4	$77.2
Composites	108.2	54.9	50.4	—	213.5
Structures	17.2	—	3.4	—	20.6
Total	$143.9	$98.2	$53.8	$15.4	$311.3
	46%	32%	17%	5%	100%

Commercial Aerospace: Net sales increased $16.3 million, or 11.3%, to $160.2 million for the second quarter of 2006, as compared to net sales of $143.9 million for the second quarter of 2005. Net sales to this market segment by each of our business segments increased when compared with the second quarter of 2005 with sales by the Structures and Reinforcements business segments having the greatest increases at 26.7% and 16.2%, respectively. The overall year-over-year improvement was driven by scheduled increases in aircraft production in 2006 at Boeing, Airbus and the regional aircraft manufacturers. On June 13, 2006, Airbus announced that it was pushing out its delivery schedule for its A380 aircraft. As a result, we anticipate that the composite material requirements of Airbus and its subcontractors for this program will reduce in the second half of 2006 from the levels purchased in the first half of 2006, slowing year-over-year revenue growth.

Industrial: Net sales of $88.6 million for the second quarter of 2006 were $9.6 million, or 9.8% lower than the net sales of $98.2 million for the same quarter of 2005. Sales of composite products to wind energy applications increased 9.1% over the prior year due to the continued underlying growth in global wind turbine installations. Ballistics revenues declined 39.6% compared to the second quarter of 2005, and 20.8% compared to the first quarter, 2006, as orders for our products used in the production of the outer tactical vests declined from the surge levels we saw in the period of 2003 to 2005. As the U.S. military’s requirements for the outer tactical vests continue to decline from its prior surge levels, we expect ballistics revenues to decline sequentially over the remaining quarters of 2006 as end customer requirements continue to transition to sustaining levels. Sales to other industrial applications, including recreational products, continued to be constrained by the global shortage of industrial carbon fiber, but collectively showed modest revenue growth compared to the second quarter of 2005.

Space & Defense: Net sales to this market for the second quarter of 2006 were $54.2 million, an increase of $0.4 million, or 0.7%, when compared to the second quarter of 2005. Our revenues from military and space programs tend to vary from quarter to quarter more than revenues from programs in other market segments, due to customer ordering patterns, the timing of manufacturing campaigns and inventory management practices.

Electronics: Net sales of $13.0 million for the second quarter of 2006 were $2.4 million, or 15.6%, lower than the net sales of $15.4 million for the second quarter of 2005.

Gross Margin:  Gross margin for the second quarter of 2006 and 2005 was $71.7 million and $70.6 million, respectively. Gross margin expressed as a percentage of sales held steady at 22.7% for both periods. The increase in gross margin dollars reflects primarily the contribution of higher net sales from the Commercial Aerospace market despite the decline in the Ballistics and Electronics markets. Depreciation and amortization expense for both the second quarter of 2006 and 2005 was $11.8 million.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $28.8 million for the second quarter of 2006 were $2.3 million higher than the second quarter of 2005. SG&A expenses were 9.1% of net sales in the second quarter of 2006 compared to 8.5% of net sales in the first quarter of 2005. The year-over year increase in SG&A expenses includes an increase for share based compensation expense of $1.6 million, following our adoption of SFAS 123(R) as of January 1, 2006.

Research and Technology Expenses (“R&T”):  R&T expenses for the second quarter of 2006 were $7.5 million, or 2.4% of net sales, compared with $7.7 million, or 2.5% of net sales, for the second quarter of 2005. R&T expense as a percentage of sales was consistent with the prior year as we continued our efforts to support product development and the qualification of some of our products on new commercial aircraft.

Other Income, Net:  Other income, net was $0.9 million in the second quarter of 2005 as we recognized a $1.4 million gain on the sale of surplus land at one of our U.S. facilities and recorded an accrual of $0.5 million in connection with our carbon fiber litigation matters.

Operating Income:  Operating income was $34.3 million, or 10.9% of net sales, in the second quarter of 2006, compared with $36.9 million, or 11.9% of net sales, in the second quarter of 2005. The year-over-year decrease in operating income was driven by higher share-based compensation expense of $1.9 million and higher business consolidation and restructuring expenses of $0.7 million. Further, second quarter 2005 operating income included other net income of $0.9 million, which included a gain on the sale of land of $1.4 million offset in part by an accrual of $0.5 million related to a litigation settlement.

Reinforcements:  The operating income for the Reinforcements business unit was $4.6 million below the comparable quarter of last year. Lower sales volumes, higher business consolidation and restructuring expenses and increased stock based compensation expenses were the primary reasons for this reduction. Sales of reinforcements for composite applications and architectural products were higher than last year, but more than offset by lower sales to the ballistics and electronics markets. Ballistics revenues declined 39.6% compared to last year and 20.8% compared to the first quarter of 2006 as the demand for soft body armor continued to decline from the surge levels seen in the period of 2003 to 2005. As the U.S. military’s requirements for outer tactical vests continue to decline from their prior surge levels,  we expect ballistics revenues to decline sequentially over the remaining quarters of 2006 as end customer requirements continue to transition to sustaining levels.

The higher business consolidation and restructuring expenses relate to our actions to close our Washington, Georgia plant and consolidate our operations into our other U.S. Reinforcement product manufacturing facilities.

Composites:  The operating income for the Composites business unit was $1.2 million higher than the same quarter of last year. Improved performance in the quarter primarily resulted from higher sales volumes. Sales to the commercial aerospace market were 8.0% higher than last year reflecting the impact of planned increases in aircraft production in 2006 by Boeing, Airbus and the regional aircraft manufacturers. Sales to the industrial market were higher than last year by 3.1%, principally as wind energy revenue grew 9.1% reflecting the worldwide growth in installations of wind turbines. Increased sales revenues were partly offset by higher overhead spending and higher stock based compensation expenses of $0.6 million, following our adoption of SFAS 123(R). The higher overhead spending resulted primarily from increased utility costs compared to a year ago. Second quarter 2006 revenues included a $0.9 million lease termination gain, while the second quarter of 2005 included a gain on the sale of land of $1.4 million.

Structures:  The operating income for the Structures business unit was $1.4 million higher than the same quarter of last year. Higher sales were partially offset by higher overhead spending. Sales were higher due to aircraft build rate increases and revenue from the new programs. Higher overhead spending resulted from the growth in headcount in support of higher sales volume and new programs.

Corporate:  Corporate expenses were $0.6 million higher than last year, due to higher stock based compensation expenses of $0.9 million following our adoption of FAS 123(R) in 2006.

Non-Operating Expense:  During the second quarter of 2005, we prepaid $39.4 million of the term B portion of the Senior Secured Credit Facility. As a result of the prepayment, we recorded a $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Interest Expense:  Interest expense was $7.1 million for the second quarter of 2006, compared to $7.4 million for the second quarter of 2005. The reduction in interest expense reflects the capitalization of interest costs of $0.7 million related to the carbon fiber expansion activities during 2006, partially offset by higher average interest rates during the second quarter over the same period last year.

Provision for Income Taxes:  The provision for income taxes for the second quarter of 2006 was $10.7 million, or 39% of income before income taxes. This compares to the provision for income taxes of $3.6 million, or 12% of income before taxes in the second quarter of 2005. The provision for income taxes of $3.6 million in the first quarter of 2005 was primarily for taxes on European income as we continued to adjust our tax provision rate during that quarter through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income and losses. We reversed the majority of the valuation allowance against our U.S. deferred tax assets in December 2005.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the second quarter of 2006 was $1.1 million, compared to $0.9 million in the second quarter of 2005. The year-over-year increase in equity in earnings reflects improved operating performance by our Structures joint ventures in China and Malaysia. The operating performance of TechFab, a Reinforcements joint venture, was lower than the second quarter of 2005. Equity in earnings of affiliated companies does not affect the Company’s cash flows. For further information, see Note 12 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  During the second quarter of 2005, we recognized deemed preferred dividends and accretion of $2.3 million. We recognized no preferred dividends and accretion during the second quarter of 2006. During the fourth quarter of 2005, the holders of the remaining mandatorily redeemable convertible preferred stock converted that stock into shares of our common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than the common stock.

Year-to-Date Results

	Six Months Ended June 30,
	Unaudited
(In millions, except per share data)	2006	2005
Net sales	$623.0	$601.9
Gross margin %	22.9%	22.7%
Operating income	$64.1	$69.8
Operating income %	10.3%	11.6%
Non-operating expense	$—	$40.9
Provision for income taxes	$19.3	$7.2
Equity in earnings of affiliated companies	$2.2	$1.4
Net income	$32.1	$3.8
Deemed preferred dividends and accretion	$—	$(4.6)
Net income (loss) available to common shareholders	$32.1	$(0.8)
Diluted net income (loss) per common share	$0.34	$(0.01)

Results of Operations

Net Sales:  Net sales for the first half of 2006 were $623.0 million, an increase of $21.1 million or 3.5%, when compared to the first half of 2005 net sales of $601.9 million. Computed using the same exchange rates as applied in the first half of 2005, total sales would have increased by $30.2 million, or 5.0%, compared to the first half of 2005. The sales increase was driven by growth in the Commercial Aerospace market and to a lesser extent by an increase in the Space & Defense market. The increase in revenues in these two markets was offset, in part, by a decrease in our Industrial market sales, due primarily to the continued decline in our revenues from Ballistics applications and the decrease in sales in our Electronics market.

The following table summarizes net sales to third-party customers by segment and end market for the six months ended June 30, 2006 and 2005, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Half 2006
Reinforcements	$39.4	$68.6	$—	$27.1	$135.1
Composites	232.4	107.7	97.4	—	437.5
Structures	41.6	—	8.8	—	50.4
Total	$313.4	$176.3	$106.2	$27.1	$623.0
	50%	28%	17%	5%	100%
First Half 2005
Reinforcements	$35.8	$86.1	$—	$32.2	$154.1
Composites	206.5	105.5	97.2	—	409.2
Structures	32.8	—	5.8	—	38.6
Total	$275.1	$191.6	$103.0	$32.2	$601.9
	46%	32%	17%	5%	100%

Commercial Aerospace:  Net sales increased $38.3 million, or 13.9%, to $313.4 million for the first half of 2006, as compared to net sales of $275.1 million for the first half of 2005. Computed using the same exchange rates as applied in the first half of 2005, total sales to commercial aerospace applications would have increased by $41.5 million, or 15.1%, compared to the first half of 2005. Net sales by each of the Company’s business segments increased when compared with the first half of 2005 with sales by Structures, Composites and Reinforcements posting increases of 26.8%, 12.5%, and 10.1%, respectively. The overall year-over-year improvement is driven by increases in production of commercial aircraft at Boeing, Airbus and regional aircraft manufacturers.

Industrial: Net sales of $176.3 million for the first half of 2006 were $15.3 million, or 8.0%, lower than the net sales of $191.6 million for the first half of 2005. Computed using the same exchange rates that applied in the first half of 2005, sales to this market decreased 5.8% year-on-year to $180.4 million. Sales of composite products to wind energy applications, computed using the same exchange rates as applied in the first half of 2005, increased 13.1% over the first half of 2005; however, decreased orders for our products used in the production of outer tactical vests led to a decline of 29.5% in our sales from ballistic applications resulting in the overall decrease in revenues from our Industrial market segment.

With the growth in aerospace demand, the limited availability of carbon fiber for recreational and certain industrial applications continued to constrain growth during the first half of 2006. Although limited by carbon fiber availability, and other factors, constant currency revenues from industrial applications excluding wind energy and ballistics were about 0.2% higher than in the first half of 2005.

Space & Defense: Net sales for the first half of 2006 were $106.2 million, an increase of $3.2 million, or 3.1%, when compared to the first half of 2005. On a constant foreign currency basis, net sales were $107.7 million, an increase of $4.7 million, or 4.6%, year-on-year. The Company’s revenues from military and space programs tend to vary from period to period more than revenues from programs in other market segments, due to customer ordering patterns, the timing of manufacturing campaigns and inventory management practices.

Electronics: Net sales of $27.1 million for the first half of 2006 were $5.1 million, or 15.8%, lower than the net sales of $32.2 million for the first half of 2005. On a constant currency basis, revenues to this market would have been $27.4 million in the first half of 2006, a decrease of 14.9% from the same period a year ago.

Gross Margin:  Gross margin for the first six months of 2006 was $142.8 million, or 22.9% of net sales, compared with $136.4 million, or 22.7% of net sales, for the same period last year. The 4.7% increase in gross margin dollars compared to the same period in 2005 reflects the contribution from higher net sales of 3.5% and our continued focus on cost containment.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $59.5 million for the first half of 2006 were $6.4 million higher than the first half of 2005. SG&A expenses were 9.6% of net sales in the first half of 2006 compared to 8.9% of net sales in the first half of 2005. The year-over year increase in SG&A expenses includes an increase of $4.2 million for share-based compensation expense, following our adoption of SFAS 123(R). In addition, secondary offering transaction costs of $1.2 million were expensed during the first quarter of 2006.

Research and Technology Expenses (“R&T”):  R&T expenses for the first half of 2006 were $15.1 million, or 2.4% of net sales, compared with $13.4 million, or 2.2% of net sales, for the first half of 2005. The year-over-year increase in R&T expenses reflects our increased spending in support of new products and the qualification of some of our products on new commercial aircraft programs.

Other Income, Net:  Other net income was $0.7 million for the first six months of 2005 as we recognized a $1.4 million gain on the sale of surplus land at one of our U.S. facilities and recorded accruals of $0.7 million in connection with our carbon fiber litigation matters.

Operating Income:  Operating income was $64.1 million, or 10.3% of net sales, in the first half of 2006, compared with $69.8 million, or 11.6% of net sales, in the first half of 2005. The year-over-year decrease in operating income was driven by higher share-based compensation expense of $4.8 million, higher business consolidation and restructuring expenses of $3.3 million, and $1.2 million of secondary offering transaction costs. These increases were partially offset by the overall increase in net sales and the continued positive impact of our ongoing cost containment initiatives.

Reinforcements:  The operating income for the first half of 2006 for the Reinforcements business unit was $8.8 million lower than last year. Higher business consolidation and restructuring expenses as a result of our activities associated with the planned closure of our Washington, Georgia facility, lower ballistic sales revenues and higher stock based compensation expenses were the primary factors for the lower operating income.

Composites:  The operating income for the Composites business unit was $3.0 million higher this year versus last year. The positive impact of higher sales volumes was partially offset primarily by higher overhead spending and increased stock based compensation expenses of $1.8 million following our adoption of SFAS 123(R) in 2006. Overhead spending was higher primarily due to increased utility costs.

Structures:  The operating income for the Structures business unit was $2.9 million higher than last year. This favorable impact was primarily due to higher sales volumes due to increased commercial aircraft build rates and revenue from new programs.

Corporate:  Corporate expenses were $2.8 million higher than last year primarily as a result of an increase in stock based compensation expense of $2.0 million following the adoption of SFAS 123(R) in 2006 and secondary offering transaction costs of $1.2 million recorded in the first quarter of 2006.

Non-Operating Expense:  During the first six months of 2005, net non-operating expense, was $40.9 million. During the first quarter of 2005 and in connection with the refinancing of its debt, we recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements. During the second quarter and as a result of a $39.4 million prepayment on the term loan portion of the Senior Secured Credit Facility, we recorded a $0.6 million loss on early retirement of debt for the accelerated write-off of related deferred financing costs.

Interest Expense:  Interest expense was $14.9 million for the first half of 2006, compared to $19.3 million for the first half of 2005. The reduction in interest expense reflects the full first quarter impact of the benefits of lower interest rates resulting from our first quarter 2005 refinancing and the impact of the capitalization of interest costs of $1.2 million related to the carbon fiber expansion activities during 2006.

Provision for Income Taxes:  The provision for income taxes for the first half of 2006 was $19.3 million, or 39% of income before income taxes. This compares to the provision for income taxes of $7.2 million for 2005. The provision for income taxes in the first half of 2005 was primarily for taxes on European income, as we continued to adjust our tax provision rate during that year through the establishment, or release, of a non-cash valuation allowance attributable to currently generated U.S. and Belgian net pre-tax income and losses. We reversed the majority of the valuation allowance against our U.S. deferred tax assets in December 2005.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first six months of 2006 was $2.2 million, compared to $1.4 million for the first six months of 2005. The year-over-year increase in equity in earnings reflects improved operating performance by our Structures joint ventures in China and Malaysia. The operating performance of TechFab, a Reinforcements joint venture, was lower than the first half of 2006. Equity in earnings of affiliated companies does not affect the Company’s cash flows. For further information, see Note 12 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first six months of 2005, we recognized deemed preferred dividends and accretion of $4.6 million. We recognized no preferred dividends and accretion during 2006. During the fourth quarter of 2005, the holders of the remaining mandatorily redeemable convertible preferred stock converted that stock into shares of our common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than the common stock.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2006 and December 31, 2005, and activity for the quarter and six months ended June 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.4	0.6	3.0
Cash expenditures	(0.4)	(0.7)	(1.1)
Balance as of March 31, 2006	5.5	0.6	6.1
Business consolidation and restructuring expenses	(0.1)	1.2	1.1
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(0.6)	(1.4)	(2.0)
Balance as of June 30, 2006	$4.9	$0.4	$5.3

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia. These actions are aimed at matching regional production capacities with available demand. For the quarter and six months ended June 30, 2006, we reversed $0.1 million of expense and recognized $1.9 million of expense, respectively, for employee severance based on existing obligations as of the date of our announcement. In addition, the Company recorded expense of $0.9 million and $1.3 million for the quarter and six months ended June 30, 2006, respectively, associated with the facility closures and consolidation activities that was expensed as incurred. The program is expected to be substantially completed in 2006.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant. For the quarter and six months ended June 30, 2006, we recognized $0.1 million and $0.5 million, respectively, of expense for employee severance, and recorded $0.3 million and $0.5 million, respectively, of expense associated with the relocation and re-qualification of equipment. During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We made an adjustment as a result of this determination in the first quarter of 2006, and concluded that the impact was not material to either the current period nor to any prior periods. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed in the first half of 2007.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of our revised business outlook as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market. This program is substantially complete. Severance and lease payments will continue into 2009.

Financial Condition

Liquidity:  As of June 30, 2006, we had cash and cash equivalents of $8.8 million. Aggregate borrowings as of June 30, 2006 under the Senior Secured Credit Facility were $196.1 million, consisting of $184.5 million of term loans and $11.6 million of revolver loans. The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of June 30, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.4 million. Undrawn availability under the Senior Secured Credit Facility was $109.0 million as of June 30, 2006.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements. As of June 30, 2006, we had outstanding borrowings of $3.0 million under these facilities. The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Our total debt, net of cash, as of June 30, 2006 was $418.8 million, an increase of $20.0 million from total debt, net of cash of $398.8 million as of December 31, 2005. The increase in net debt reflects the impact of capital expenditures made during the first half of 2006 associated with our carbon fiber expansion program, the historical first quarter impact of the timing of our annual benefit payments and traditional seasonal working capital increases.

Operating Activities:  Net cash provided by operating activities was $21.4 million in the first half of 2006, as compared to net cash used by operating activities of $2.4 million in the first half of 2005. The year-over year increase in net cash from operations reflects the impact of our increased profitability. In addition, the increase reflects lower working capital requirements during the first half of 2006 versus the same period of 2005 as well as the payment of $7.0 million in the first quarter of 2005 related to the settlement of a carbon fiber litigation matter.

Investing Activities:  Net cash used for investing activities was $50.6 million in the first half of 2006 compared with $22.7 million used in the first half of 2005. The year over year increase is primarily attributable to an increase in capital expenditures of $32.1 million and deposits for property purchases of $1.9 million in connection with our carbon fiber expansion programs. During the first quarter of 2005, we made a $7.5 million equity investment in the BHA Aero joint venture located in Tianjin, China, increasing our ownership position in the joint venture from 33.33% to 40.48%.

Financing Activities:  Financing activities provided $17.8 million of net cash in the first half of 2006. During the first half of 2006, we utilized $6.6 million of borrowing capacity from our Senior Secured Credit Facility, generated cash of $10.4 million from activity under our stock plans, and made a scheduled payment of $0.5 million on the term loan portion of the Senior Secured Credit Facility.

Net cash used for financing activities was $16.8 million in the first half of 2005. During the first half of 2005, we refinanced substantially all of our long-term debt. In connection with the refinancing, we entered into the Senior Secured Credit Facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan. In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015. The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility. Proceeds from the Senior Secured Credit Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $42.2 million of cash transaction costs related to the refinancing.

Financial Obligations and Commitments:  As of June 30, 2006, current maturities of notes payable and capital lease obligations were $5.1 million. With the benefit of our debt refinancing in the first quarter of 2005, the next scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $7.0 million prior to 2010 (refer to MD&A in our Annual Report on Form 10-K for further detail regarding our financial obligations and commitments). Short-term debt obligations include $3.0 million of drawings under European credit and overdraft facilities. The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders. We have entered into several capital leases for buildings and warehouses with expirations through 2012. In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of June 30, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.4 million. Undrawn availability under the Senior Secured Credit Facility was $109.0 million as of June 30, 2006. The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes. The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $4.6 million as of June 30, 2006. Approximately $4.4 million of these letters of credit were issued under the revolving credit portion of the Senior Secured Credit Facility, with the remaining $0.2 million issued separately from this facility. While the letters of credit issued on our behalf will expire under their terms in 2006 and 2007, all of these will likely be re-issued.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There were no significant changes in our accounting policies and estimates since the end of fiscal 2005, except as noted below.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations. SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures. Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and six months ended June 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R). Share based compensation expense capitalized for the quarter and six months ended June 30, 2006 was not material.

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

RSUs are grants that entitle the holder to shares of common stock as the award vests (generally over three years). PARs are a form of RSU which are convertible to an equal number of shares of our common stock and generally vest at the end of seven-year period or sooner upon the attainment of certain financial or stock performance objectives. Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we receive a specified performance target. The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 150% of the target amount. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be determined by our Board of Directors or a Committee of the Board after the conclusion of the period.

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate*	4.50%	3.74%
Expected option life (in years) Executive	5.90	5.66
Expected option life (in years) Non-Executive	5.43	5.10
Dividend yield	—%	—%
Volatility *	46.44%	56.33%
Weighted-average fair value per option granted	$10.87	$7.88

*One grant of 13,263 stock options was valued with a volatility of 43.52% and a risk-free interest rate of 4.62%. It was granted on 3/20/06 and was the only one granted on that day.

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

Our 2005 and 2006 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee. Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement. Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option of RSU fully vests. RSUs are deemed to be vested when an employee reaches his defined retirement age. PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement; however, if employed at the end of the performance period he is entitled to the entire grant. As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period. Prior to our adoption of SFAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Recently Issued Accounting Standards

During June 2006, the FASB issued FIN 48, to address diversity and clarify the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome. FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (as of January 1, 2007 for calendar year companies). Upon the adoption of FIN 48, companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored. We are currently reviewing the requirements of FIN 48 and are in the process evaluating the impact of FIN 48 on the Company.

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

Such forward-looking statements include, but are not limited to: (a)  the impact of the push-out in deliveries of the Airbus A380; (b) expectations regarding the U.S. military demand for outer tactical vests and its impact on the trend in our sales to ballistic applications; (c) expectations as to the availability of carbon fiber for non-aerospace applications; (d) expectations regarding our joint venture investments and loan guarantees; (e) expectations regarding working capital trends; (f) the availability and sufficiency under our senior credit facilities and other financial resources to fund our worldwide operations in 2006 and beyond; and (g) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments. Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 46% as of June 30, 2006. In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments. In May 2005, we entered into interest rate swap agreements for an aggregate notional amount of $50.0 million, effectively converting a portion of the variable rate term loan of the Senior Secured Credit Facility into fixed rate debt. As a result of this interest rate swap agreement, our ratio of floating debt to total debt as June 30, 2006 was reduced to approximately 34%.

Interest Rate Swap Agreements

In the fourth quarter of 2003, we entered into interest rate swap agreements for an aggregate notional amount of $100.0 million. The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of our senior subordinated notes, due 2009, into variable interest rates. The variable interest rates payable in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%, and were reset semiannually on January 15 and July 15 of each year the swap agreements were in effect. Interest payment dates under the swap agreements of January 15 and July 15 matched the interest payment dates set by the senior subordinated notes due 2009. The interest rate swap agreements were to mature on January 15, 2009, the maturity date of the senior subordinated notes due 2009. The swap agreements were cancelable at the option of the fixed rate payer under terms that mirror the call provisions of the senior subordinated notes due 2009. During the first quarter of 2005, both the underlying hedged item, the senior subordinated notes, due 2009, and also the hedges themselves were terminated. The carrying value at the time of the termination was a liability of $3.6 million. The expense associated with this liability upon termination has been recorded as “non-operating expense” in the condensed consolidated statement of operations in the first quarter of 2005. During the first quarter of 2005, hedge ineffectiveness was immaterial. A net gain of $0.2 million was recognized as a component of “interest expense” in the first quarter of 2005.

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars. The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of a floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan. The fair value of this swap at June 30, 2006 was an asset of $1.6 million. A net gain of $0.1 million and $0.2 million was recognized as a component of “interest expense” for the quarter and six months ended June 30, 2006, respectively. A net increase of $0.1 million and $0.7 million for the quarter and six months ended June 30, 2006, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.7 million recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2008. We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros. The balance at June 30, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $10.7 million. The fair value and carrying amount of this swap agreement was a liability of $2.0 million at June 30, 2006. During the second quarters and six months ended June 30, 2006 and 2005, hedge ineffectiveness was immaterial. A net decrease of $0.1 million for the quarter ended June 30, 2006 and a net increase of $0.5 million for the six months ended June 30, 2006, was recognized as a component of “accumulated other comprehensive loss.”  During the first six months of 2005, a reduction of $0.2 million was recognized as a component of “accumulated other comprehensive income (loss)”. Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Foreign Currency Exchange Risks

We have significant business activities in Europe. We operate seven manufacturing facilities in Europe, which generate approximately 47% of our 2005 consolidated net sales. Our European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro. We also conduct business or have joint venture investments in Japan, China and Malaysia, and sell products to customers throughout the world. A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the our exposure to short-term currency fluctuations involving these countries. However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling. We have entered into contracts to also exchange U.S. dollars for Euros and British Pound Sterling through December 2008. The aggregate notional amount of these contracts was $80.2 million and $112.9 million at June 30, 2006 and December 31, 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters and six months ended June 30, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six months ended June 30, 2006 and 2005 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Unrealized (losses) gains at beginning of period	$(0.5)	$0.6	$(2.3)	$1.3
Losses (gains) reclassified to net sales	0.1	—	0.7	(0.4)
Increase (decrease) in fair value	2.6	(1.7)	3.8	(2.0)
Comprehensive income (loss)	$2.2	$(1.1)	$2.2	$(1.1)

Unrealized gains of $1.2 million recorded in “accumulated other comprehensive income (loss),” as of June 30, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges of foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004. The nominal amount of such options was $3.8 million at June 30, 2006 and $7.5 million at December 31, 2005. The options are designated as cash flow hedges. There was no ineffectiveness during the second quarters and six months ended June 30, 2006 and 2005. During the second quarter and six months ended June 30, 2006, the change in fair value recognized in “accumulated other comprehensive income (loss)” was an increase of $0.2 million and $0.3 million, respectively. During the second quarter and six months ended June 30, 2005, the change in fair value recognized in “accumulated other comprehensive income (loss)” was a decrease of $0.5 million and $0.6 million, respectively.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including our consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934. The evaluation did not result in the identification of any changes in our internal control over financial reporting that occurred during the quarter and six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	12,719		$23.98	0	0
May 1 – May 31, 2006	0		N/A	0	0
June 1 – June 30, 2006	0		N/A	0	0
Total	12,719	(1)	$23.98	0	0

(1) All Shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 11, 2006 (the “Meeting”) in Stamford, Connecticut. Stockholders holding 93,184,798 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum. The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1)   Each of the eight nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier resignation or removal:

DIRECTOR	FOR	WITHHELD

Joel S. Beckman	90,116,319	118,467
H. Arthur Bellows, Jr.	90,110,331	124,455
David E. Berges	88,922,943	1,311,843
Lynn Brubaker	90,109,913	124,873
Jeffrey C. Campbell	90,115,164	119,622
Sandra L. Derickson	86,730,248	3,504,588
David C. Hurley	89,277,282	957,504
Martin L. Solomon	90,104,229	130,557

2)   The proposal to ratify PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Company for 2006:

Votes For	Votes Against	Abstentions
88,620,243	1,545,634	68,908

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

August 8, 2006	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.