Form 10-Q
period 2006-09-30
HEXCEL CORP /DE/
filed 2006-11-08
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
COMMON STOCK	93,694,926

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	Unaudited
(In millions, except per share data)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$13.0	$21.0
Accounts receivable, net	187.8	155.9
Inventories, net	166.6	150.4
Prepaid expenses and other current assets	34.7	43.0
Total current assets	402.1	370.3

Property, plant and equipment	817.8	726.0
Less accumulated depreciation	(477.2)	(440.8)
Net property, plant and equipment	340.6	285.2

Goodwill and other intangible assets	75.7	74.7
Investments in affiliated companies	16.5	14.3
Deferred tax assets	110.2	107.8
Other assets	30.6	28.3

Total assets	$975.7	$880.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$5.0	$3.0
Accounts payable	92.2	94.5
Accrued liabilities	93.8	98.3
Total current liabilities	191.0	195.8

Long-term notes payable and capital lease obligations	426.8	416.8
Other non-current liabilities	61.2	57.3
Total liabilities	679.0	669.9

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 95.3 shares issued at September 30, 2006 and 94.1 shares issued at December 31, 2005	1.0	0.9
Additional paid-in capital	477.3	455.0
Accumulated deficit	(174.7)	(222.5)
Accumulated other comprehensive income (loss)	12.4	(7.3)
	316.0	226.1
Less — Treasury stock, at cost, 1.7 shares at September 30, 2006 and 1.5 shares at December 31, 2005	(19.3)	(15.4)
Total stockholders’ equity	296.7	210.7

Total liabilities and stockholders’ equity	$975.7	$880.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Unaudited
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005
Net sales	$289.1	$276.6	$912.1	$878.5
Cost of sales	229.1	218.2	709.3	683.7
Gross margin	60.0	58.4	202.8	194.8

Selling, general and administrative expenses	26.6	26.9	86.1	79.9
Research and technology expenses	6.3	6.0	21.4	19.5
Business consolidation and restructuring expenses	1.4	1.0	5.5	1.8
Other expense, net	—	15.8	—	15.1
Operating income	25.7	8.7	89.8	78.5

Interest expense, net	6.8	7.4	21.7	26.7
Non-operating expense	—	—	—	40.9
Income before income taxes	18.9	1.3	68.1	10.9
Provision for income taxes	4.2	1.4	23.5	8.6
Income (loss) before equity in earnings	14.7	(0.1)	44.6	2.3
Equity in earnings of affiliated companies	1.0	1.2	3.2	2.6

Net income	15.7	1.1	47.8	4.9
Deemed preferred dividends and accretion	—	(11.8)	—	(16.4)
Net income (loss) available to common shareholders	$15.7	$(10.7)	$47.8	$(11.5)

Net income (loss) per common share:
Basic	$0.17	$(0.17)	$0.51	$(0.20)
Diluted	$0.16	$(0.17)	$0.50	$(0.20)

Weighted average common shares outstanding:
Basic	93.7	62.4	93.3	56.9
Diluted	95.2	62.4	95.4	56.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2006	2005
Cash flows from operating activities
Net income	$47.8	$4.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	33.7	35.5
Amortization of debt discount and deferred financing costs	1.3	1.7
Deferred income taxes	12.2	1.0
Business consolidation and restructuring expenses	5.5	1.8
Business consolidation and restructuring payments	(5.4)	(1.9)
Loss on early retirement of debt	—	40.9
Equity in earnings of affiliated companies	(3.2)	(2.6)
Dividends from affiliated companies	1.3	2.1
Share-based compensation	7.6	1.7

Changes in assets and liabilities:
Increase in accounts receivable	(23.6)	(21.3)
Increase in inventories	(11.0)	(25.7)
(Decrease) increase in prepaid expenses and other current assets	(0.8)	2.4
Decrease in accounts payable and accrued liabilities	(5.6)	(10.0)
Changes in other non-current assets and long-term liabilities	(7.4)	0.4
Net cash provided by operating activities	52.4	30.9

Cash flows from investing activities
Capital expenditures	(81.2)	(32.4)
Deposits for property purchases	(1.1)	—
Proceeds from the sale of assets	—	1.4
Investment in affiliated companies	—	(7.5)
Net cash used for investing activities	(82.3)	(38.5)

Cash flows from financing activities
Proceeds from issuance of 6.75% senior subordinated notes	—	225.0
Proceeds from senior secured credit facility — revolver, net	11.5	10.0
Proceeds from senior secured credit facility — term B loan	—	225.0
Repayments of senior secured credit facility — term B loan	(0.9)	(40.0)
Redemption of 9.75% senior subordinated notes	—	(285.3)
Redemption of 7.0% convertible subordinated debentures	—	(19.2)
Redemption of 9.875% senior secured notes	—	(125.0)
Payments of capital lease obligations and proceeds from other debt, net	1.0	2.0
Issuance costs related to debt offerings	—	(12.1)
Debt retirement costs	—	(30.0)
Activity under stock plans	10.7	10.1
Net cash provided by (used for) financing activities	22.3	(39.5)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	2.2
Net decrease in cash and cash equivalents	(8.0)	(44.9)
Cash and cash equivalents at beginning of period	21.0	57.2
Cash and cash equivalents at end of period	$13.0	$12.3

Supplemental Data:
Cash interest paid	$23.8	$37.1
Cash taxes paid	$7.2	$10.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.

The accompanying condensed consolidated financial statements represent the consolidation of Hexcel.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our significant accounting policies.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.  SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R).  Share-based compensation expense capitalized for the quarter and nine months ended September 30, 2006 was not material.

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

New Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), to address diversity and clarify the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.  FIN 48 is effective for fiscal years beginning after December 15, 2006 (as of January 1, 2007 for calendar year companies). Companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored.  We are currently reviewing the requirements of FIN 48 and are in the process evaluating the impact of FIN 48 on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”) an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS 158 requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated statement of financial position.  In addition, we must also recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 (“SFAS 87”), Employers’ Accounting for Pensions.  Lastly, amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs, and the transition asset remaining from the initial application of SFAS 87, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions SFAS 87.  We are required to recognize the funded status of our benefit plans prospectively, and to provide additional disclosures as of December 31, 2006.  We estimated the effect of adoption based on the most current valuations of our significant pension plans and the funded status as of December 31, 2005.  We estimate that the pre-tax impact of adopting SFAS 158 will be to increase accrued pension liabilities and decrease accumulated other comprehensive income by approximately $25.0 million - $30.0 million.  The actual effect of adoption could materially differ from the estimate as a result of changes to the assumptions used in the valuation of plan obligations and fair value of plan assets.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) in order to address the observed diversity in quantification practices with respect to misstatements in annual financial statements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method.  We currently use the “roll-over” method for quantifying identified financial statement misstatements.  The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, while the “iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires the quantification of errors under both the “iron-curtain” and “roll-over” methods.

From a transition perspective, SAB 108 permits public companies to record the cumulative effect of initially applying the “dual approach” in the initial year of adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, SAB 108 requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess.  SAB 108 is effective as of December 31, 2006 for calendar year-end companies.

We will adopt SAB 108 in the fourth quarter of 2006 and as a result are considering the impact of adoption of the provisions of SAB 108 as of December 31, 2006.  Misstatements identified subject to SAB 108, which were previously considered immaterial to our financial statements under the “roll-over” method, but are considered to have a material impact under the “dual approach” method prescribed by SAB 108, were related to the overstatement of reserves for inventory, bad debts and other accruals historically held on our books and records.  Reserves would be reduced and a credit to retained earnings would be recorded for the total. The following is a summary of the estimated impact of adopting SAB 108:

Reduction of Allowance for Doubtful Accounts	$1.9 million
Reduction in Inventory Reserves	1.7 million
Reduction in Accrued Expenses	1.0 million
Total — Increase to Retained Earnings	$4.6 million

The impact of adoption of SAB 108 as illustrated above is based upon our current estimates, and may change prior to final adoption in the fourth quarter of 2006.

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS

No. 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.

Note 2 — Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method.  This method required us to apply the provisions of SFAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods.  The accompanying condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2006 reflect the impact of SFAS 123(R).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R).  Share-based compensation expense capitalized for the quarter and nine months ended September 30, 2006 was not material.  In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Share-based compensation expense reduced our consolidated results of operations as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(In millions, except per share data)	2006	2006
Impact on income before income taxes	$(1.7)	$(7.6)
Impact on net income available to common shareholders	$(1.1)	$(5.1)
Impact on net income per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

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

For the quarter and nine months ended September 30, 2005, we recorded a charge of $0.6 million and $1.7 million, respectively, for restricted stock awards under APB 25.  The following table illustrates the effect on our net income (loss) and net income (loss) per share during the third quarter and nine months ended September 30, 2005 assuming we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

	Quarter Ended September 30,	Nine Months Ended September 30,
(In millions, except per share data)	2005	2005
Net income (loss) available to common shareholders, as reported	$(10.7)	$(11.5)
Add: Stock-based compensation expense included in reported net income (loss)	0.6	1.7
Deduct: Stock-based compensation expense determined under the fair value based method for all awards:	(1.4)	(4.3)
Pro forma net income (loss)	$(11.5)	$(14.1)

Basic net income (loss) per common share:
As reported	$(0.17)	$(0.20)
Pro forma	$(0.18)	$(0.25)

Diluted net income (loss) per common share:
As reported	$(0.17)	$(0.20)
Pro forma	$(0.18)	$(0.25)

During the nine month period ended September 30, 2006, cash received from stock option exercises and from employee stock purchases was $7.6 million and $0.2 million, respectively.  We used $3.3 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the nine month period ended September 30, 2006.  We realized a tax benefit of $6.2 million in connection with stock options exercised, and RSUs and PARs converted during the nine month period ended September 30, 2006.

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

The following activity occurred under our existing incentive stock plan during the quarter and nine months ended September 30, 2006:

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2005	0.5	$9.44
Granted	0.1	21.88
Vested	(0.2)	7.64
Forfeited	—	—
Nonvested balance at June 30, 2006	0.4	$16.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at September 30, 2006	0.4	$16.58

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2005	—	$—
Granted	0.1	21.97
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2006	0.1	$21.97
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at September 30, 2006	0.1	$21.97

As of September 30, 2006, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $3.9 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

Nonqualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.  Approximately 0.3 million and 0.6 million stock options were granted during the quarters ended March 31, 2006 and 2005, respectively.  There were no stock options granted during the quarters ended June 30, 2006 and 2005, and September 30, 2006 and 2005.

A summary of option activity under the plan for the nine month period ended September 30, 2006 is as follows:

(In millions, except share data)	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6.0	$8.95
Options granted	0.3	$21.95
Options exercised	(0.9)	$9.37
Options expired or forfeited	—	$—
Outstanding at June 30, 2006	5.4	$9.49	5.56	$33.3
Exercisable at June 30, 2006	4.4	$8.25		$32.5
Options granted	—	$—
Options exercised	—	$—
Options expired or forfeited	(0.1)	$16.93
Outstanding at September 30, 2006	5.3	$9.44	5.35	$24.8
Exercisable at September 30, 2006	4.3	$8.18		$25.5

The total intrinsic value of options exercised during the quarter and nine months ended September 30, 2006 was $0.3 million and $11.3 million, respectively.  As of September 30, 2006, there was total unrecognized compensation cost related to nonvested stock options of $4.0 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate*	4.50%	3.74%
Expected option life (in years) Executive	5.90	5.66
Expected option life (in years) Non-Executive	5.43	5.10
Dividend yield	—%	—%
Volatility*	46.44%	56.33%
Weighted-average fair value per option granted	$10.87	$7.88

*                    One grant of 13,263 stock options was valued with a volatility of 43.52% and a risk-free interest rate of 4.62%. It was granted on 3/20/06 and was the only one granted on that day.

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

Retirement Provisions

Our 2005 and 2006 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee.  Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement.  Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option of RSU fully vests.  RSUs are deemed to be vested when an employee reaches his defined retirement age.  PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement; however, if employed at the end of the performance period he is entitled to the entire grant.  As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.  As a result of these provisions, we recognized an additional $2.5 million of share-based compensation expense during 2006.  Prior to our adoption of SFAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Shares Authorized for Grant

As of September 30, 2006, an aggregate of 4.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs, PARS and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of September 30, 2006, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During 2005, 2004 and 2003, an aggregate total of approximately 0.1 million shares of common stock were issued under the ESPP.

Note 3 — Inventories, Net

(In millions)	September 30, 2006	December 31, 2005
Raw materials	$67.7	$64.3
Work in progress	41.8	32.0
Finished goods	57.1	54.1
Total inventories	$166.6	$150.4

Note 4 — Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2006 and December 31, 2005, and activity for the quarter and nine months ended September 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.3	1.8	4.1
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(1.0)	(2.1)	(3.1)
Balance as of June 30, 2006	4.9	0.4	5.3
Business consolidation and restructuring expenses	0.1	1.3	1.4
Cash expenditures	(0.9)	(1.4)	(2.3)
Balance as of September 30, 2006	$4.1	$0.3	$4.4

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants.  In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia.  These actions are aimed at matching regional production capacities with available demand. During the first half of 2006, we recognized $1.9 million of expense, for employee severance based on existing obligations as of the date of our announcement.  In addition, the Company recorded expense of $1.0 million and $2.3 million for the quarter and nine months ended September 30, 2006, respectively, associated with the facility closures and consolidation activities that was expensed as incurred.  The program is expected to be substantially completed in 2006.

Business consolidation and restructuring liabilities as of September 30, 2006 and December 31, 2005, and activity for the Electronics Program for the quarter and nine months ended September 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$0.2	$—	$0.2
Business consolidation and restructuring expenses	1.9	1.3	3.2
Cash expenditures	(0.8)	(1.3)	(2.1)
Balance as of June 30, 2006	$1.3	$—	$1.3
Business consolidation and restructuring expenses	—	1.0	1.0
Cash expenditures	(0.6)	(1.0)	(1.6)
Balance as of September 30, 2006	$0.7	$—	$0.7

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  For the quarter and nine months ended September 30, 2006, we recognized $0.1 million and $0.6 million, respectively, of expense for employee severance, and recorded $0.3 million and $0.8 million, respectively, of expense associated with the relocation and re-qualification of equipment.  During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of  SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  As a result of this determination, we made an adjustment in the first quarter of 2006, and concluded that the impact was not material to either the current period or to any prior periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed in the first quarter of 2007.  Upon closure, we will then demolish the Livermore facility in preparation for the sale of the property.

Business consolidation and restructuring liabilities as of September 30, 2006 and December 31, 2005, and activity for the Livermore Program for the quarter and nine months ended September 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.4	$—	$1.4
Business consolidation and restructuring expenses	0.5	0.5	1.0
Cash expenditures	(0.1)	(0.5)	(0.6)
Balance as of June 30, 2006	$1.8	$—	$1.8
Business consolidation and restructuring expenses	0.1	0.3	0.4
Cash expenditures	(0.1)	(0.3)	(0.4)
Balance as of September 30, 2006	$1.8	$—	$1.8

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  This program is substantially complete.  Severance and lease payments will continue into 2009.

Business consolidation and restructuring liabilities as of September 30, 2006 and December 31, 2005, and activity for the November 2001 Program for the quarter and nine months ended September 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$1.9	$0.7	$2.6
Business consolidation and restructuring expenses	(0.1)	—	(0.1)
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(0.1)	(0.3)	(0.4)
Balance as of June 30, 2006	$1.8	$0.4	$2.2
Cash expenditures	(0.2)	(0.1)	(0.3)
Balance as of September 30, 2006	$1.6	$0.3	$1.9

Note 5 — Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2006	December 31, 2005
Senior secured credit facility — revolver due 2010	$16.5	$5.0
Senior secured credit facility — term B loan due 2012	184.1	185.0
European credit and overdraft facilities	2.8	1.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	428.4	416.3
Capital lease obligations	3.4	3.5
Total notes payable and capital lease obligations	$431.8	$419.8

Notes payable and current maturities of long-term liabilities	$5.0	$3.0
Long-term notes payable and capital lease obligations, less current maturities	426.8	416.8
Total notes payable and capital lease obligations	$431.8	$419.8

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

Senior Secured Credit Facility

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75%, or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 7.175% and 6.742% for the quarter ended and nine months ended September 30, 2006, respectively.  Borrowings made under the LIBOR option during the quarter ended September 30, 2006 were made at interest rates ranging from 7.0625% to 7.2500%, and borrowings made under the LIBOR option during the nine months ended September 30, 2006 were made at interest rates ranging from 6.2500% to 7.2500%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2006, we had issued letters of credit totaling $4.4 million.  In addition, we had commercial letters of credit of $0.2 million outstanding at September 30, 2006 that were separate from this facility.

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.5	0.5	1.5	1.4
Expected return on plan assets	(0.3)	(0.2)	(0.9)	(0.8)
Net amortization and deferral	0.3	0.3	0.9	0.9
Sub-total	0.8	0.9	2.4	2.4
Curtailment and settlement loss	0.2	0.1	0.7	0.5
Net periodic benefit cost	$1.0	$1.0	$3.1	$2.9

European Defined Benefit Retirement Plans
Service cost	$0.9	$0.7	$2.6	$2.3
Interest cost	1.4	1.3	4.2	4.0
Expected return on plan assets	(1.6)	(1.2)	(4.6)	(3.9)
Net amortization and deferral	0.3	0.2	0.7	0.8
Sub-total	1.0	1.0	2.9	3.2
Curtailment and settlement loss	—	—	—	—
Net periodic benefit cost	$1.0	$1.0	$2.9	$3.2

Contributions

We contributed $0.2 million and $0.5 million to our U.S. qualified and nonqualified defined benefit retirement plans during the third quarters of 2006 and 2005, respectively.  Contributions were $1.9 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively.  Although no minimum funding contributions are required, we intend to contribute approximately $2.1 million during 2006 to our U.S. qualified pension plan to fund expected lump sum payments.  We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these nonqualified plans, we expect to contribute approximately $0.5 million in 2006 to cover unfunded benefits.  We contributed $2.0 million to our U.S. defined benefits retirement plans during the 2005 fiscal year.

In addition, we contributed $0.9 million and $1.0 million to our European defined benefit retirement plans in the third quarters of 2006 and 2005, respectively.  Total contributions were $2.6 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively.  Meeting governing requirements, we plan to contribute approximately $2.4 million during 2006 to our European plans.  We contributed $2.5 million to our European plans during the 2005 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic postretirement benefit costs of our postretirement health care and life insurance benefit plans was $0.2 million, including service cost and interest cost, for the quarter ended September 30, 2005.   For the nine months ended September 30, 2006 and 2005, net periodic postretirement benefit costs, including service cost and interest cost, were $0.4 million and $0.7 million, respectively.

Contributions

In connection with our postretirement plans, we contributed $0.3 million for both the third quarters of 2006 and 2005, and $0.8 million and $1.0 million during the nine months ended September 30, 2006 and 2005, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $1.0 million in 2006 to cover unfunded benefits.  We contributed $1.5 million to our postretirement plans during the 2005 fiscal year.

Note 7 — Other Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Accrual for certain legal matters	$—	$15.8	$—	$16.5
Gain on sale of an asset	—	—	—	(1.4)
Other expense, net	$—	$15.8	$—	$15.1

During the third quarter and nine months ended September 30, 2005, we recorded accruals of $15.8 million and $16.5 million for the settlement of carbon fiber related litigation matters.

During the second quarter of 2005, we sold surplus land at one of our U.S. facilities for net cash proceeds of $1.4 million.  In connection with this sale, we recognized a gain of $1.4 million.

Note 8 — Non-Operating Expense

During the first quarter of 2005, we refinanced substantially all of our debt.  In connection with the refinancing, we recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

During the second quarter of 2005, we prepaid $39.4 million of the term B loan portion of the Senior Secured Credit Facility.  As a result of the prepayment, we recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Note 9 — Income Taxes

The provision for income taxes for the quarter and nine months ended September 30, 2006, was $4.2 million and $23.5 million, respectively.  This compares to the provision for income taxes of $1.4 million and $8.6 million for the quarter and nine months ended September 30, 2005, respectively.  The provision for income taxes recorded in 2005 was primarily for taxes on European income as we continued to adjust our tax provision rate during that quarter through the establishment, or release, of a non-cash valuation allowance attributable to then currently generated U.S. and Belgium net pre-tax income and losses.  We reversed the majority of the valuation allowance against our U.S. deferred tax assets in December 2005, and as a result started to reflect a full provision on our U.S. taxable income in 2006.

Included in the provision for income taxes in the third quarter of 2006 is the reversal of $3.6 million of the valuation allowance against our U.S. deferred tax assets related to capital losses.  The reversal has been made as the probable sale of an asset associated with our portfolio realignment will result in a gain that is expected to utilize this capital loss.  The provision for income taxes in the third quarter of 2006 also included a net credit adjustment of $0.3 million related to adjustments to our tax accounting for 2005.  This adjustment consisted of an additional release of valuation allowance of $1.3 million to correct the prior release as of December 31, 2005, and a $1.0 million charge to reflect customary changes in estimates identified in preparing and filing of our 2005 U.S. and 2005 U.K. income tax returns.  We concluded that these adjustments were not material to either the current period or to any prior periods.

Note 10 — Net Income (Loss) Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005

Basic net income (loss) per common share:
Net income	$15.7	$1.1	$47.8	$4.9
Deemed preferred dividends and accretion	—	(11.8)	—	(16.4)
Net income (loss) available to common shareholders	$15.7	$(10.7)	$47.8	$(11.5)
Weighted average common shares outstanding	93.7	62.4	93.3	56.9
Basic net income (loss) per common share	$0.17	$(0.17)	$0.51	$(0.20)

Diluted net income (loss) per common share:
Net income	$15.7	$1.1	$47.8	$4.9
Deemed preferred dividends and accretion	—	(11.8)	—	(16.4)
Net income (loss) available to common shareholders	$15.7	$(10.7)	$47.8	$(11.5)
Plus: Deemed preferred dividends and accretion	—	—	—	—
Net income (loss) available to common shareholders plus assumed conversions	$15.7	$(10.7)	$47.8	$(11.5)

Weighted average common shares outstanding — Basic	93.7	62.4	93.3	56.9

Plus incremental shares from assumed conversions:
Restricted stock units	0.2	—	0.4	—
Stock options	1.3	—	1.7	—
Mandatorily redeemable convertible preferred stock	—	—	—	—
Weighted average common shares outstanding — Dilutive	95.2	62.4	95.4	56.9
Diluted net income (loss) per common share	$0.16	$(0.17)	$0.50	$(0.20)

Total shares underlying stock options of 1.0 million and 0.4 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2006, respectively, as they were anti-dilutive.

The assumed conversion of mandatorily redeemable convertible preferred stock (convertible into 23.6 million shares of common stock), was excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2005, as it was anti-dilutive.  Shares underlying stock options and restricted stock units of approximately 7.2 million were excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2005, respectively, as they were anti-dilutive.

Note 11 — Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income (loss) for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Net income (loss) available to common stockholders	$15.7	$(10.7)	$47.8	$(11.5)
Currency translation adjustments	3.9	(1.7)	13.9	(24.6)
Minimum pension obligation	—	—	(0.2)	—
Net unrealized gains (losses) on financial instruments	0.1	0.6	6.0	(2.6)
Comprehensive income (loss)	$19.7	$(11.8)	$67.5	$(38.7)

Note 12 — Derivative Financial Instruments

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

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008.  The swap is accounted for as a cash flow hedge of a floating rate bank loan.  To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at September 30, 2006 was an asset of $1.1 million.  A net gain of $0.2 million and $0.4 million was recognized as a component of “interest expense” for the quarter and nine months ended September 30, 2006, respectively.  A net decrease of $0.4 million for the quarter and a net increase of $0.3 million for the nine months ended September 30, 2006, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.7 million before tax recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreements

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at September 30, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $10.8 million.  The fair value and carrying amount of this swap agreement was a liability of $1.8 million at September 30, 2006.  During the third quarters and nine months ended September 30, 2006 and 2005, hedge ineffectiveness was immaterial.  A net increase of $0.3 million for the quarter ended September 30, 2006 and a net increase of $0.7 million for the nine months ended September 30, 2006, was recognized as a component of “accumulated other comprehensive loss.”  A net increase of $0.1 million for the quarter ended September 30, 2005 and a net decrease of $0.2 million for the nine months ended September 30, 2005, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized losses of $0.1 million before tax recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR plus 0.10%.  The fair value of this swap at September 30, 2006 was zero.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling.  We have entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2008.  The aggregate notional amount of these contracts was $70.5 million and $112.9 million at September 30, 2006 and December 31, 2005, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the quarters and nine months ended September 30, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2006 and 2005 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Unrealized (losses) gains at beginning of period	$2.2	$(1.1)	$(2.3)	$1.3
Losses (gains) reclassified to net sales	(0.3)	0.5	0.4	0.1
Increase (decrease) in fair value	0.4	(0.7)	4.2	(2.7)
Comprehensive income (loss)	$2.3	$(1.3)	$2.3	$(1.3)

Unrealized gains of $1.2 million recorded in “accumulated other comprehensive income (loss),” as of September 30, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges for foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004.  During the third quarter of 2006, we sold the remaining outstanding options, with a nominal value of $3.8 million, for proceeds of $0.1 million.  The nominal amount of such options was $7.5 million at December 31, 2005.  The options were designated as cash flow hedges.  There was no ineffectiveness during the quarters and nine months ended September 30, 2006 and 2005.  During the third quarter and nine months ended September 30, 2006, the change in fair value recognized in “accumulated other comprehensive income (loss)” was an increase of $0.1 million and $0.4 million, respectively.  There was no overall change in the value recognized in “comprehensive income (loss)” during the third quarter of 2005.  For the nine months ended September 30, 2005, the change in fair value recognized in “accumulated other comprehensive income (loss)” was a decrease of $0.5 million.  A loss of $0.1 million recorded in “accumulated other comprehensive income (loss)” will be reclassified into earnings during the fourth quarter of 2006.

Note 13 — Investments in Affiliated Companies

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

	As of September 30,
(In millions)	2006	2005
Equity ownership	40.48%	40.48%
Last twelve months’ (“LTM”) revenues	$24.7	$16.8
Equity investment balance	$5.9	$5.2
Accounts receivable balance	$2.3	$2.1

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

	As of September 30,
(In millions)	2006	2005
Equity ownership	25.00%	25.00%
LTM revenues	$23.6	$18.6
Equity investment balance	$4.5	$2.9
Accounts receivable balance	$1.3	$1.3

In November 2006, we have agreed to purchase additional shares in Asian Composites from one of the existing shareholders for a cost of 7.0 million Malaysian Ringgit (approximately $1.9 million as of October 31, 2006) which will increase our ownership interest from 25.0% to 33.3%.  The transaction will be subject to Malaysian regulatory approval and other customary conditions of closing.

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

TechFab LLC

As part of an acquisition in 1998, Hexcel obtained an equity ownership interest in TechFab LLC (“TechFab”), a Reinforcements joint venture that manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  Summary information related to our investment in TechFab follows:

	As of September 30,
(In millions)	2006	2005
Equity ownership	50.00%	50.00%
LTM revenues	$38.2	$36.7
Equity investment balance	$6.1	$6.2

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

DIC-Hexcel Limited

In 1990, Hexcel formed a joint venture, DIC-Hexcel Limited (“DHL”), with Dainippon Ink and Chemicals, Inc. (“DIC”).  This joint venture is located in Komatsu, Japan, and produces and sells prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  Summary information related to our investment in DIC is as follows:

	As of September 30,
(In millions)	2006	2005
Equity ownership	45.30%	45.30%
LTM revenues	$8.7	$15.1
Equity investment balance	$—	$—

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

In December 2005, Hexcel and DIC decided to dissolve the DHL joint venture.  The dissolution is expected to be completed by the end of 2006.  On January 20, 2006, Hexcel renewed a letter of awareness it had provided to DIC, whereby Hexcel is currently contingently liable to pay up to $1.3 million with respect to DHL’s debt obligations under certain circumstances.  In April 2006, pursuant to its plan of dissolution, DHL sold its land and buildings.  Proceeds from this sale were sufficient to repay the entire bank loan.  As a result, Hexcel has been relieved of its $1.3 million guarantee in support of DHL’s bank facility.  The remaining proceeds from the dissolution will be used to repay existing obligations of DHL, and any residual will be distributed in accordance with the terms of the governing agreements between the parent companies.  In the second quarter of 2006, we reversed $0.2 million for the estimated fair value of the guarantee and incurred expenses of $0.1 million associated with the dissolution.  The dissolution is not expected to generate a significant gain or loss for Hexcel.

As of September 30, 2006 and 2005, Hexcel has no equity investment balance relating to DHL as we previously considered this investment to be impaired.

Note 14 — Segment Information

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

Financial information for our business segments for the quarters and nine months ended September 30, 2006 and 2005 is as follows:

	Unaudited
(In millions)	Reinforcements	Composites	Structures	Corporate & Other	Total

Third Quarter 2006
Net sales to external customers	$59.2	$201.4	$28.5	$—	$289.1
Intersegment sales	31.1	6.8	—	—	37.9
Total sales	90.3	208.2	28.5	—	327.0

Operating income (loss)	7.5	25.0	3.6	(10.4)	25.7
Depreciation and amortization	2.8	7.1	0.4	—	10.3
Business consolidation and restructuring expenses	1.1	0.3	—	—	1.4
Capital expenditures and deposits for property purchases	1.7	27.9	1.4	0.7	31.7

Third Quarter 2005
Net sales to external customers	$69.4	$186.8	$20.4	$—	$276.6
Intersegment sales	29.2	6.3	—	—	35.5
Total sales	98.6	193.1	20.4	—	312.1

Operating income (loss)	9.2	23.6	1.6	(25.7)	8.7
Depreciation and amortization	3.4	7.4	0.5	0.1	11.4
Business consolidation and restructuring expenses	—	1.0	—	—	1.0
Capital expenditures	1.3	13.2	0.1	1.2	15.8

Nine Months Ended September 30, 2006
Net sales to external customers	$194.2	$638.9	$79.0	$—	$912.1
Intersegment sales	103.4	21.6	—	—	125.0
Total sales	297.6	660.5	79.0	—	1,037.1

Operating income (loss)	22.4	87.5	9.8	(29.9)	89.8
Depreciation and amortization	10.4	21.9	1.3	0.1	33.7
Business consolidation and restructuring expenses	4.2	1.4	—	(0.1)	5.5
Capital expenditures and deposits for property purchases	5.4	72.2	2.2	2.5	82.3

Nine Months Ended September 30, 2005
Net sales to external customers	$223.5	$596.0	$59.0	$—	$878.5
Intersegment sales	98.7	18.8	—	—	117.5
Total sales	322.2	614.8	59.0	—	996.0

Operating income (loss)	32.9	83.1	4.9	(42.4)	78.5
Depreciation and amortization	10.6	23.4	1.4	0.1	35.5
Business consolidation and restructuring expenses	—	1.8	—	—	1.8
Capital expenditures	3.6	27.3	0.1	1.4	32.4

Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets by segment is as follows:

(In millions)	September 30, 2006	December 31, 2005
Reinforcements	$40.3	$40.2
Composites	19.3	18.4
Structures	16.1	16.1
Goodwill and other intangible assets	$75.7	$74.7

The carrying value of the intangible asset included above was $2.5 million at September 30, 2006 and $2.4 million at December 31, 2005.

Note 15 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment, health and safety matters. We estimate and accrue our liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration our existing insurance coverage and amounts already provided for, will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

As of September 30, 2006 and December 31, 2005, our aggregate environmental accruals were $5.6 million and $4.2 million, respectively.  As of September 30, 2006 and December 31, 2005, $1.3 million and $1.4 million, respectively, was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.7 million higher at September 30, 2006 and $1.9 million higher at December 31, 2005.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

During the third quarter of 2006, we recorded a $2.0 million environmental charge for projected additional remediation costs at a former manufacturing site in Lodi, New Jersey.  The additional cost of remediation resulted from the discovery of the existence of additional pollutants from those identified in the original assessment of the site requiring additional equipment and operating expenses together with additional project management expenses.  This additional accrual brings the total accrued liability related to this matter to $4.2 million.

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May, 2005, the NJDEP dismissed us from the directive.  In February 2004, we received a general notice letter from the EPA which requested that we, along with 42 other entities, consider helping to finance an estimated $10.0 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we agreed to participate along with 39 other entities in financing such a study up to $10.0 million, in the aggregate.  Since May 2005, an additional approximately 23 PRPs have agreed to participate in the study.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate; currently the notice recipients believe that cost could be an additional $55.0 million.  While we along with the other recipients are not obligated by our agreement to share in the excess, we along with the other recipients are currently considering whether to enter into an agreement with the EPA to do the study and how to allocate the cost among the participants.  Under the proposal, we would be allocated less than a 0.9% share.  We believe that we have viable defenses to the EPA claims, but believe that, based on the current proposals within the group of notice recipients and to the EPA, we will vote to participate in the ongoing study and enter into an agreement regarding the study with the EPA.  Our ultimate liability, if any, under these claims cannot be determined at this time.

Operating costs for the quarter and nine month period ended September 30, 2006 relating to environmental compliance were approximately $2.1 million and $6.2 million, respectively.  Capital expenditures for environmental matters approximated $0.3 million and $0.6 million for the quarter and nine month period ended September 30, 2006.

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

Zylon Matter

In February 2006, the U.S. Department of Justice (“DOJ”) informed us that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert with respect to Zylon® fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers.  The Zylon fiber was produced by Toyobo Co., Ltd. (“Toyobo”), woven into fabric by us and supplied to customers who required Zylon fabric for their body armor systems.  Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.  We entered into a tolling agreement with the DOJ which excludes the periods February 14 to September 1, 2006, and October 17, 2006 to February 1, 2007, when determining whether civil claims that may be asserted by the United States in respect of the above matters are time-barred.    We have been informed by representatives of the DOJ that we are not a target of an on-going criminal investigation into these matters.  We have agreed to cooperate with the DOJ and have turned over documents to the DOJ and have made a number of our employees available for interviews by government attorneys. We have offered independent counsel to these employees at our expense, provided that each employee undertakes to reimburse us for the expense if required to do so under the applicable provisions of the Delaware General Corporation Law.

Letters of Credit

Letters of credit are purchased guarantees that ensure the performance or payment to third parties in accordance with specified terms and conditions. We had $4.6 million and $4.0 million letters of credit outstanding at September 30, 2006 and December 31, 2005, respectively.

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

During the second quarter of 2006, DHL repaid its entire bank loan and as a result we have been relieved of our $1.3 million guarantee in support of DHL’s bank facility.  In the second quarter of 2006, we reversed $0.2 million for the estimated fair value of the guarantee.  The liability recorded for the BHA Aero guarantee is $0.5 million.  For further information, see Note 13.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, and warranty expense for the quarter and nine months ended September 30, 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2005	$3.2
Warranty expense	2.0
Deductions and other	(0.8)
Balance as of June 30, 2006	4.4
Warranty expense	0.8
Deductions and other	(0.6)
Balance as of September 30, 2006	$4.6

In April 2006, one of our customers in the soft body armor segment advised us that there was a potential quality issue with certain fabrics supplied to that customer.  During the second and third quarters of 2006, we investigated this matter extensively.  Although we did not reach a conclusion that we were responsible for the quality issue identified, in October of 2006 we reached a settlement in principle with our customer for $0.8 million.  In connection with the settlement, during the third quarter of 2006, we recorded an additional $0.3 million warranty reserve related to this matter, which we believe is adequate to cover the claim.  We previously established a warranty reserve of $0.5 million in the second quarter of 2006 related to this issue.

Note 16 — Subsequent Event

We previously announced that we were exploring the strategic alternatives, including the potential divestiture, for portions of our Reinforcements business segment, including our ballistics, electronics, architectural and certain general industrial product lines.  In light of these activities, we have considered the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and concluded as of September 30, 2006 that the assets under consideration do not yet meet the “held for sale” classification and disclosure requirements.

In October 2006, we reached an agreement to sell our architectural business.  The agreement contemplates the sale of the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  The assets to be sold have been clearly identified and a review of the activities required to complete the divestiture plan has indicated that it is unlikely that significant changes will be made, or that the divestiture plan will be withdrawn.  We have therefore concluded that as of October 2006, the assets of the architectural business to be sold have met the requirements for the “held for sale” classification under SFAS 144.  The selling price is expected to be in excess of the net book value of the business.  The major classes of assets and liabilities to be sold are as follows:

Unaudited
(In millions)	September 30, 2006
Assets
Current assets	$10.5

Net property, plant and equipment	5.6
Other assets	0.4

Total assets	$16.5

Liabilities
Current liabilities	$5.4

Other non-current liabilities	1.3

Total liabilities	$6.7

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Review

In order to take full advantage of the many growing applications for advanced composite materials, we decided in July of 2006 to narrow our focus and consolidate our activities around our advanced composites product lines.  Those product lines consist of our carbon fiber, reinforcements for composites, honeycomb, matrix and special-process and structures products.  We believe that the markets for composite materials offer the greatest opportunities for revenue growth and margin expansion. In light of this conclusion, we announced our intention on July 24, 2006 to explore the strategic alternatives, including the potential divestiture, for portions of our Reinforcements business segment including our ballistics, electronics, architectural and certain general industrial product lines.  Reinforcements products related to composites are being retained and, together with the Composites and Structures business segments, are in the process of being merged into a single business. We have retained Merrill Lynch & Co. as our financial advisor to assist in the strategic review and potential disposition of certain of the non-core assets.

The revenues of product lines subject to this strategic review and potential disposition are the Industrial and Electronic revenues of our Reinforcements business segment.  The revenues to be retained are the Commercial Aerospace revenues of our Reinforcements business segment.   In the course of completing the strategic review and related divestitures, the actual product lines and associated revenues may be subject to change.  Based on these definitions, revenues associated with the product lines subject to this strategic review were $220.1 million in 2005.  The revenues for the first nine months of 2006 were $134.5 million compared to $171.0 million in the first nine months of 2005.  In the event of a sale of some or all of these businesses, the net proceeds will be used to repay debt consistent with our bank agreement, strengthening the balance sheet and providing financial flexibility to fund growth investments in advanced composites products.

In October 2006, we reached an agreement to sell our architectural business.  The agreement contemplates the sale of the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  The assets to be sold have been clearly identified and a review of the activities required to complete the divestiture plan has indicated that it is unlikely that significant changes will be made, or that the divestiture plan will be withdrawn.

We anticipate that in the course of consolidating the business segments to be retained and in completing the potential divestitures, we will incur certain business consolidation and restructuring expenses.

Financial Overview

Third Quarter Results

	Quarter Ended September 30,
	Unaudited
(In millions, except per share data)	2006	2005
Net sales	$289.1	$276.6
Gross margin	$60.0	$58.4
Gross margin%	20.8%	21.1%
Operating income	$25.7	$8.7
Operating income%	8.9%	3.1%
Provision for income taxes	$4.2	$1.4
Equity in earnings of affiliated companies	$1.0	$1.2
Net income	$15.7	$1.1
Deemed preferred dividends and accretion	$—	$(11.8)
Net income (loss) available to common shareholders	$15.7	$(10.7)
Diluted net income (loss) per common share	$0.16	$(0.17)

Results of Operations

Net Sales:  Net sales of $289.1 million for the third quarter of 2006 were $12.5 million, or 4.5%, higher than the $276.6 million of net sales for the third quarter of 2005.  The sales increase was primarily driven by growth in revenues to the Commercial Aerospace market.  The growth in these markets was partially offset by declines in the Industrial and Space & Defense markets.  The impact of changes in foreign currency exchange rates compared to the third quarter of 2005 was immaterial.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2006 and 2005, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
Third Quarter 2006
Reinforcements	$20.3	$26.1	$—	$12.7	$59.1
Composites	106.1	50.4	44.9	—	201.4
Structures	23.5	—	5.1	—	28.6
Total	$149.9	$76.5	$50.0	$12.7	$289.1
	52%	26%	17%	5%	100%
Third Quarter 2005
Reinforcements	$16.7	$40.3	$—	$12.4	$69.4
Composites	92.3	48.4	46.1	—	186.8
Structures	15.8	—	4.6	—	20.4
Total	$124.8	$88.7	$50.7	$12.4	$276.6
	45%	32%	18%	5%	100%

Commercial Aerospace:  Net sales increased $25.1 million, or 20.1%, to $149.9 million for the third quarter of 2006, as compared to net sales of $124.8 million for the third quarter of 2005.  Net sales to this market by each of our business segments increased when compared with the third quarter of 2005 with sales by the Structures and Reinforcements business segments having the greatest increases at 48.7% and 21.6%, respectively.  The overall year-over-year improvement was driven by scheduled increases in aircraft production in 2006 and 2007 at Boeing, Airbus and other aircraft manufacturers as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.  The further delay in the planned deliveries of the Airbus A380 has not yet been fully reflected in the demand for our products.  Furthermore, sales to this program were higher in the third quarter of 2006 than they were in the third quarter of 2005.

Industrial:  Net sales of $76.5 million for the third quarter of 2006 were $12.2 million, or 13.8% lower than the net sales of $88.7 million for the same quarter of 2005.  Sales of composite products to wind energy applications increased 16.4% over the prior year due to the continued underlying growth in global wind turbine installations.  Ballistics revenues declined 49.4% compared to the third quarter of 2005, and 23.8% and 39.6% compared to the second and first quarters of 2006, respectively,  as orders for our products used in the production of the outer tactical vests declined from the surge levels we saw in the period of 2003 to 2005.  With new funding for personal protection for military personnel recently authorized by Congress, we expect an improved outlook for ballistics revenues for the end of 2006 and 2007.  Sales to other industrial applications, including recreational products, continued to be constrained by the global shortage of industrial carbon fiber, but collectively showed modest revenue growth compared to the third quarter of 2005.

Space & Defense:  Net sales to this market for the third quarter of 2006 were $50.0 million, a decrease of $0.7 million, or 0.1%, when compared to the third quarter of 2005.  The lower revenues were principally a result of inventory corrections from certain rotorcraft customers offset in part by continued growth in demand from customers building fighter aircraft.  Our revenues from military and space programs tend to vary from quarter to quarter more than revenues from programs in other market segments, due to customer ordering patterns, the timing of manufacturing campaigns and inventory management practices.

Electronics:  Net sales of $12.7 million for the third quarter of 2006 were $0.3 million, or 2.4%, higher than the net sales of $12.4 million for the third quarter of 2005.

Gross Margin:  Gross margin for the third quarter of 2006 and 2005 was $60.0 million and $58.4 million, respectively.  Gross margin expressed as a percentage of sales was 20.8% for 2006 compared to 21.1% for 2005.  The gross margin for 2006 included an accrual of $2.0 million for projected additional remediation costs at a former manufacturing site.  Excluding this accrual, the gross margin percentage was 21.4%.  The incremental gross margin on the year-over-year sales increase was 28.8%, in line with our average performance over the last several years.  The increase in gross margin dollars reflects primarily the contribution of higher net sales from the Commercial Aerospace market despite the decline in sales of Ballistic applications.  Depreciation and amortization expense for the third quarter of 2006 was $10.3 million compared to $11.4 million for the same period of 2005.  Depreciation expense is lower year-on-year due to an increase in the number of fully depreciated assets during 2006.  This includes certain assets at our Washington, Georgia facility for which we accelerated depreciation expense during the first half of 2006 after announcing restructuring actions related to the Reinforcement business.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $26.6 million for the third quarter of 2006 were essentially flat when compared to the third quarter of 2005.  SG&A expenses were 9.2% of net sales in the third quarter of 2006 compared to 9.7% of net sales in the third quarter of 2005.  Third quarter 2005 SG&A expenses included $1.9 million of legal fees and associated expenses for the settlement of certain litigation matters in 2005 and $1.0 million of transaction costs related to the secondary offering of common shares.  Included in SG&A expenses in the third quarter of 2006 was $1.7 million of expenses for share-based compensation expense compared to $0.5 million in the third quarter of 2005, following the adoption of SFAS 123(R) as of

January 1, 2006.  Other unfavorable impacts resulted from higher foreign exchange rates of $0.6 million and higher insurance costs of $0.4 million.

Research and Technology Expenses (“R&T”):  R&T expenses for the third quarter of 2006 were $6.3 million, or 2.2% of net sales, compared with $6.0 million, or 2.2% of net sales, for the third quarter of 2005.  R&T expense as a percentage of sales was consistent with the prior year as we continued our efforts to support product development and the qualification of some of our products on new commercial aircraft.

Other Expense:  Other expense of $15.8 million was incurred in the third quarter of 2005 in connection with the settlement of certain carbon fiber litigation matters.

Operating Income:  Operating income was $25.7 million, or 8.9% of net sales, in the third quarter of 2006 compared with $8.7 million, or 3.1% of net sales, in the third quarter of 2005.  The year-over-year increase in operating income was mainly driven by the $15.8 million accrual made during third quarter of 2005 for the settlement of certain carbon fiber litigation matters.  The higher gross margin of $1.6 million was partially offset by higher business consolidation and restructuring expenses of $0.4 million and higher R&T expenses of $0.3 million.

Reinforcements:  The operating income for the Reinforcements business unit was $1.7 million below the comparable quarter of last year.  Lower sales volumes, higher business consolidation and restructuring expenses and increased stock based compensation expenses were partially offset by lower depreciation expense.  Sales of reinforcements for composite applications and architectural products were higher than last year, but more than offset by lower sales to ballistic applications.  Ballistics revenues declined 49.4% compared to last year and 23.8% compared to the second quarter of 2006 as the demand for soft body armor continued to decline from the surge levels seen in the period of 2003 to 2005.  With new funding for personal protection for military personnel recently authorized by Congress, we expect an improved outlook for the end of 2006 and 2007.

The higher business consolidation and restructuring expenses relate to our actions to close our Washington, Georgia plant and consolidate our operations into our other U.S. Reinforcement product manufacturing facilities.  Depreciation expense is lower year-on-year due to an increase in the number of fully depreciated assets during 2006, including certain assets at the Washington, Georgia facility which were fully depreciated earlier this year as a result of our restructuring actions announced in the first quarter of 2006.

Composites:  The operating income for the Composites business unit was $1.4 million higher than the same quarter of last year.  Improved performance in the quarter primarily resulted from higher sales volumes.  Sales to the commercial aerospace market were 15% higher than last year reflecting the impact of planned increases in aircraft production in 2006 and 2007 by Boeing, Airbus and the regional aircraft manufacturers as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.  Sales to the industrial market were higher than last year by 4%, principally as wind energy revenue grew 16% reflecting the worldwide growth in installations of wind turbines.  Increased sales revenues were partly offset by higher overhead spending, increased labor and utility costs compared to a year ago, increased freight costs, and higher stock based compensation expenses of $0.5 million, following our adoption of SFAS 123(R).

Structures:  The operating income for the Structures business unit was $2.0 million higher than the same quarter of last year.  Higher sales were partially offset by higher overhead spending.  Sales were higher due to aircraft build rate increases and revenue from the new programs.  Higher overhead spending resulted from the growth in headcount in support of higher sales volume and new programs.

Corporate:  Corporate expenses were $15.3 million lower than last year, principally due to the 2005 accrual of $15.8 million for the settlement of certain carbon fiber litigation matters combined with $1.9 million in legal fees and associated expenses.  Also in 2005, we incurred $1.0 million in transaction costs associated with an offering of common shares.  These favorable impacts were partially offset by increased stock based compensation expenses of $0.3 million and higher environmental costs of $2.3 million ($2.0 million accrued for in the third quarter of 2006 for projected additional remediation costs at a former manufacturing site).

Interest Expense:  Interest expense was $6.8 million for the third quarter of 2006, compared to $7.4 million for the third quarter of 2005.  The reduction in interest expense reflects the capitalization of interest costs of $1.1 million related to the carbon fiber expansion activities during 2006, partially offset by higher average interest rates during the third quarter over the same period last year.

Provision for Income Taxes:  The provision for income taxes for the third quarter of 2006 was $4.2 million.  This compares to the provision for income taxes of $1.4 million in the third quarter of 2005.  The provision for income taxes of $1.4 million in the third quarter of 2005 was primarily for taxes on European income as we continued to adjust our tax provision rate during that quarter through the establishment, or release, of a non-cash valuation allowance attributable to then currently generated U.S. and Belgium net pre-tax income and losses.  We reversed the majority of the valuation allowance against our U.S. deferred tax assets in December 2005, and as a result started to reflect a full provision on our U.S. taxable income in 2006.

Included in the provision for income taxes in the third quarter of 2006 is the reversal of $3.6 million of the valuation allowance against our U.S. deferred tax assets related to capital losses.  The reversal has been made as the probable sale of an asset associated with our portfolio realignment will result in a gain that is expected to utilize this capital loss.  The provision for income taxes in the third quarter of 2006 also included a net credit adjustment of $0.3 million related to adjustments to our tax accounting for 2005.  This adjustment consisted of an additional release of valuation allowance of $1.3 million to correct the prior release as of December 31, 2005, and a $1.0 million charge to reflect customary changes in estimates identified in preparing and filing of our 2005 U.S. and 2005 U.K. income tax returns.  We concluded that these adjustments were not material to either the current period or to any prior periods.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the third quarter of 2006 was $1.0 million, compared to $1.2 million in the third quarter of 2005.  The operating performance of TechFab, a Reinforcements joint venture, was lower than the third quarter of 2005.  This unfavorable impact was partially offset by year-over-year increases in equity earnings by our Structures joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  During the third quarter of 2005, we recognized deemed preferred dividends and accretion of $11.8 million.  The deemed preferred dividends and accretion in 2005 included a $10.1 million charge arising from the conversion of mandatorily convertible preferred stock in connection with the Company’s secondary offering of its common stock in August 2005.  We recognized no preferred dividends and accretion during the third quarter of 2006.  During the fourth quarter of 2005, the holders of the remaining mandatorily redeemable convertible preferred stock converted that stock into shares of our common stock.  As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than the common stock.

Year-to-Date Results

	Nine Months Ended September 30,
	Unaudited
(In millions, except per share data)	2006	2005
Net sales	$912.1	$878.5
Gross margin	$202.8	$194.8
Gross margin%	22.2%	22.2%
Operating income	$89.8	$78.5
Operating income%	9.8%	8.9%
Non-operating expense	$—	$40.9
Provision for income taxes	$23.5	$8.6
Equity in earnings of affiliated companies	$3.2	$2.6
Net income	$47.8	$4.9
Deemed preferred dividends and accretion	$—	$(16.4)
Net income (loss) available to common shareholders	$47.8	$(11.5)
Diluted net income (loss) per common share	$0.50	$(0.20)

Results of Operations

Net Sales:  Net sales for the first nine months of 2006 were $912.1 million, an increase of $33.6 million or 3.8%, when compared to the first nine months of 2005 net sales of $878.5 million.  Computed using the same exchange rates as applied in the first nine months of 2005, total sales would have increased by $38.5 million, or 4.4%, compared to the first nine months of 2005.  The sales increase was driven by growth in the Commercial Aerospace market and to a lesser extent by an increase in the Space & Defense market.  The increase in revenues in these two markets was offset, in part, by a decrease in our Industrial market sales, due primarily to the continued decline in our revenues from Ballistic applications and the decrease in sales in our Electronics market.

The following table summarizes net sales to third-party customers by segment and end market for the nine months ended September 30, 2006 and 2005, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
First Nine Months 2006
Reinforcements	$59.7	$94.7	$—	$39.8	$194.2
Composites	338.5	158.1	142.3	—	638.9
Structures	65.1	—	13.9	—	79.0
Total	$463.3	$252.8	$156.2	$39.8	$912.1
	51%	28%	17%	4%	100%
First Nine Months 2005
Reinforcements	$52.5	$126.4	$—	$44.6	$223.5
Composites	298.8	153.9	143.3	—	596.0
Structures	48.6	—	10.4	—	59.0
Total	$399.9	$280.3	$153.7	$44.6	$878.5
	46%	32%	17%	5%	100%

Commercial Aerospace:  Net sales increased $63.4 million, or 15.9%, to $463.3 million for the first nine months of 2006, as compared to net sales of $399.9 million for the first nine months of 2005.  Computed using the same exchange rates as applied in the first nine months of 2005, total sales to commercial aerospace applications would have increased by $65.0 million, or 16.3%, compared to the first nine months of 2005.  Net sales by each of the Company’s business segments increased year-over-year compared with sales by Structures, Reinforcements and Composites posting increases of 34.0%, 13.7%, and 13.3%, respectively.  The overall improvement is driven by increases in production of commercial aircraft at Boeing, Airbus and other aircraft manufacturers as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.

Industrial: Net sales of $252.8 million for the first nine months of 2006 were $27.5 million, or 9.8%, lower than the net sales of $280.3 million for the first nine months of 2005.  Computed using the same exchange rates that applied in the first nine months of 2005, sales to this market decreased 9.0% year-on-year to $255.1 million.  Sales of composite products to wind energy applications, computed using the same exchange rates as applied in the first nine months of 2005, increased 12.8% over the first nine months of 2005; however, decreased orders for our products used in the production of military soft body armor led to a decline of 35.9% in our sales from ballistic applications resulting in the overall decrease in revenues from our Industrial market segment.

With the growth in aerospace demand, the limited availability of carbon fiber for recreational and certain industrial applications continued to constrain growth during the first nine months of 2006.  Although limited by carbon fiber availability, and other factors, constant currency revenues from industrial applications excluding wind energy and ballistics were consistent with the first nine months of 2005.

Space & Defense: Net sales for the first nine months of 2006 were $156.2 million, an increase of $2.5 million, or 1.6%, when compared to the first nine months of 2005.  On a constant foreign currency basis, net sales were $157.0 million, an increase of $3.3 million, or 2.1%.   The Company’s revenues from military and space programs tend to vary from period to period more than revenues from programs in other market segments, due to customer ordering patterns, the timing of manufacturing campaigns and inventory management practices.

Electronics: Net sales of $39.8 million for the first nine months of 2006 were $4.8 million, or 10.8%, lower than the net sales of $44.6 million for the first nine months of 2005.  On a constant currency basis, revenues to this market would have been $40.0 million in the first nine months of 2006, a decrease of 10.3% from the same period a year ago.

Gross Margin:  Gross margin for the first nine months of 2006 was $202.8 million, or 22.2% of net sales, compared with $194.8 million, or 22.2% of net sales, for the same period last year.  The 4.1% increase in gross margin dollars compared to the same period in 2005 reflects the contribution from higher net sales of 3.8% and our continued focus on cost containment.  The gross margin for 2006 included a third quarter accrual of $2.0 million for additional projected remediation costs at a former manufacturing site.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $86.1 million for the first nine months of 2006 were $6.2 million higher than the first nine months of 2005.  SG&A expenses were 9.4% of net sales in 2006 compared to 9.1% of net sales in 2005. The year-over-year increase in SG&A expenses includes an increase of $5.2 million for share-based compensation expense, following our adoption of SFAS 123(R).  In addition, secondary offering transaction costs of $1.2 million expensed during the first quarter of 2006 were principally offset by $1.0 million in transaction costs for the secondary offering in third quarter of 2005.

Research and Technology Expenses (“R&T”):  R&T expenses for the first nine months of 2006 were $21.4 million, or 2.3% of net sales, compared with $19.5 million, or 2.2% of net sales, for the first nine months of 2005.  The year-over-year increase in R&T expenses reflects our increased spending in support of new products and the costs of qualification of some of our products on new commercial aircraft programs.  The year-over-year increase also includes $0.4 million for share-based compensation expense, following our adoption of SFAS 123(R).

Other Expense, Net:  Other net expense was $15.1 million for the first nine months of 2005 as we recognized a $1.4 million gain on the sale of surplus land at one of our U.S. facilities and recorded accruals of $16.5 million in connection with the settlement of certain carbon fiber litigation matters.

Operating Income:  Operating income was $89.8 million, or 9.8% of net sales, for the first nine months of 2006, compared with $78.5 million, or 8.9% of net sales, for the first nine months of 2005.  The year-over-year increase in operating income was mainly driven by the impact of “other expense, net” of $15.1 million incurred in 2005.  Share-based compensation expense was higher by $5.9 million, following our adoption of SFAS 123(R).  Business consolidation and restructuring expenses of $5.5 million were higher than last year by $3.7 million.  This increase includes expense recorded in 2006 of $4.2 million related to the planned closure of our Washington, Georgia plant, which is scheduled to be completed by the end of 2006.  Expense of $1.4 million recorded this year for the closure of our Livermore, California plant, targeted to be completed in the first quarter of 2007, was $0.4 million lower than last year.  The overall increase in net sales and the continued positive impact of our ongoing cost containment initiatives helped to increase operating income.

Reinforcements:  The operating income for the first nine months of 2006 for the Reinforcements business unit was $10.5 million lower than last year.  Higher business consolidation and restructuring expenses of $4.2 million as a result of our activities associated with the planned closure of our Washington, Georgia facility, lower ballistic sales revenues, and higher stock based compensation expenses of $1.2 million as a result of the adoption of SFAS 123(R) were the primary factors for the lower operating income.

Composites:  The operating income for the Composites business unit was $4.4 million higher this year.  The positive impact of higher sales volumes was partly offset by higher overhead spending and increased stock based compensation expenses of $2.3 million following our adoption of SFAS 123(R) in 2006.  Overhead spending was higher primarily due to increased utility costs.

Structures:  The operating income for the Structures business unit was $4.9 million higher than last year.  This favorable impact was primarily due to higher sales volumes due to increased commercial aircraft build rates and revenue from new programs.

Corporate:  Corporate expenses and costs were $12.5 million lower than last year principally due to the 2005 accruals of $16.5 million to settle certain carbon fiber litigations matters.  Legal fees were $1.4 million lower than last year, primarily due to $2.4 million incurred in 2005 for fees and associated expenses related to these litigation settlements.  Environmental remediation costs were $2.3 million higher this year, principally resulting from the $2.0 million accrual in third quarter 2006 for projected additional remediation costs for a former manufacturing site.  An increase in stock based compensation expense of $2.3 million was recognized following the adoption of SFAS 123(R) in 2006.  Secondary offering transaction costs of $1.2 million recorded in the first quarter of 2006 were offset by $1.0 million of offering transaction costs booked in the third quarter of 2005.

Non-Operating Expense:  During the first nine months of 2005, non-operating expense was $40.9 million. During the first quarter of 2005 and in connection with the refinancing of our debt, we recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the refinancing, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.  During the second quarter of 2005 and as a result of a $39.4 million prepayment on the term loan portion of the Senior Secured Credit Facility, we recorded a $0.6 million loss on early retirement of debt for the accelerated write-off of related deferred financing costs.

Interest Expense:  Interest expense was $21.7 million for the first nine months of 2006, compared to $26.7 million for the first nine months of 2005.  The reduction in interest expense reflects the full first quarter impact of the benefits of lower interest rates resulting from our first quarter 2005 refinancing and the impact of the capitalization of interest costs of $2.3 million related to the carbon fiber expansion activities during 2006.

Provision for Income Taxes:  The provision for income taxes for the first nine months of 2006 was $23.5 million, or 35% of income before income taxes.  This compares to the provision for income taxes of $8.6 million for 2005.  The provision for income taxes in the first nine months of 2005 was primarily for taxes on European income, as we continued to adjust our tax provision rate during that year through the establishment, or release, of a non-cash valuation allowance attributable to then currently generated U.S. and Belgian net pre-tax income and losses.  We reversed the majority of the valuation allowance against our U.S. deferred tax assets in December 2005, and as a result started to reflect a full provision on our U.S. taxable income in 2006.

The provision for income taxes for the third quarter of 2006 included the reversal of $3.6 million of the valuation allowance against our U.S. deferred tax assets related to capital losses.  The reversal has been made as the probable sale of an asset associated with our portfolio realignment will result in a gain that is expected to utilize this capital loss.  The provision for income taxes in the third quarter of 2006 also included a net credit adjustment of $0.3 million related to adjustments to our tax accounting for 2005.  This adjustment consisted of an additional release of valuation allowance of $1.3 million to correct the prior release as of December 31, 2005, and a $1.0 million charge to reflect customary changes in estimates identified in preparing and filing of our 2005 U.S. and 2005 U.K. income tax returns.  We concluded that these adjustments were not material to either the current period or to any prior periods.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first nine months of 2006 was $3.2 million, compared to $2.6 million for the first nine months of 2005.  The year-over-year increase in equity in earnings reflects improved operating performance by our Structures joint ventures in China and Malaysia. The operating performance of TechFab, a Reinforcements joint venture, was lower than the first nine months of 2005.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Deemed Preferred Dividends and Accretion:  For the first nine months of 2005, we recognized deemed preferred dividends and accretion of $16.4 million.  Included in deemed preferred dividends and accretion for the nine months ended September 30, 2005 was a $10.1 million charge recognized in the third quarter of 2005 from the conversion of mandatorily redeemable convertible preferred stock into common stock in connection with the secondary offering in August 2005.  We recognized no preferred dividends and accretion during 2006.  During the fourth quarter of 2005, the holders of the remaining mandatorily redeemable convertible preferred stock converted that stock into shares of our common stock.  As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than the common stock.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2006 and December 31, 2005, and activity for the quarter and nine months ended September 30, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	2.3	1.8	4.1
Currency translation adjustments	0.1	—	0.1
Cash expenditures	(1.0)	(2.1)	(3.1)
Balance as of June 30, 2006	4.9	0.4	5.3
Business consolidation and restructuring expenses	0.1	1.3	1.4
Cash expenditures	(0.9)	(1.4)	(2.3)
Balance as of September 30, 2006	$4.1	$0.3	$4.4

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants.  In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia.  These actions are aimed at matching regional production capacities with available demand.  During the first half of 2006, we recognized $1.9 million of expense, for employee severance based on existing obligations as of the date of our announcement.  In addition, the Company recorded expense of $1.0 million and $2.3 million for the quarter and nine months ended September 30, 2006, respectively, associated with the facility closures and consolidation activities that was expensed as incurred.  The program is expected to be substantially completed in 2006.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  For the quarter and nine months ended September 30, 2006, we recognized $0.1 million and $0.6 million, respectively, of expense for employee severance, and recorded $0.3 million and $0.8 million, respectively, of expense associated with the relocation and re-qualification of equipment.  During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under the provisions of  SFAS No. 112, Employers’ Accounting for Postemployment Benefits, instead of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  As a result of this determination, we made an adjustment in the first quarter of 2006, and concluded that the impact was not material to either the current period or to any prior periods.  Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed in the first quarter of 2007.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  This program is substantially complete.  Severance and lease payments will continue into 2009.

Financial Condition

Liquidity:  As of September 30, 2006, we had cash and cash equivalents of $13.0 million.  Aggregate borrowings as of September 30, 2006 under the Senior Secured Credit Facility were $200.6 million, consisting of $184.1 million of term loans and $16.5 million of revolver loans.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.

Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.4 million.  Undrawn availability under the Senior Secured Credit Facility was $104.1 million as of September 30, 2006.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of September 30, 2006, we had outstanding borrowings of $2.8 million under these facilities.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Our total debt, net of cash, as of September 30, 2006 was $418.8 million, an increase of $20.0 million from total debt, net of cash of $398.8 million as of December 31, 2005.  The increase in net debt reflects the impact of capital expenditures made during the first nine months of 2006 associated with our carbon fiber expansion program offset by increased net cash provided by operating activities.

Operating Activities:  Net cash provided by operating activities was $52.4 million in the first nine months of 2006, as compared to $30.9 million provided by the first nine months of 2005.  The year-over year increase in net cash from operations reflects the impact of our increased profitability.  In addition, the increase reflects lower growth in working capital requirements during the first nine months of 2006 versus the same period of 2005 as well as the payment of $7.0 million in the first quarter of 2005 related to the settlement of a carbon fiber litigation matter.

Investing Activities:  Net cash used for investing activities was $82.3 million in the first nine months of 2006 compared with $38.5 million used in the first nine months of 2005.  The year-over-year increase is primarily attributable to an increase in capital expenditures of $48.8 million and deposits for property purchases of $1.1 million in connection with our carbon fiber expansion programs.  During the first quarter of 2005, we made a $7.5 million equity investment in the BHA Aero joint venture located in Tianjin, China, increasing our ownership position in the joint venture from 33.33% to 40.48%.

Financing Activities:  Financing activities provided $22.3 million of net cash during the first nine months of 2006.  During the first nine months of 2006, we utilized $11.5 million of borrowing capacity from our Senior Secured Credit Facility, generated cash of $10.7 million from activity under our stock plans, and made scheduled payments of $0.9 million on the term loan portion of the Senior Secured Credit Facility.

Net cash used for financing activities was $39.5 million in the first nine months of 2005.  During the first nine months of 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into the Senior Secured Credit Facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes due 2015.  The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility.  Proceeds from the Senior Secured Credit Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures due 2011, and pay $42.1 million of cash transaction costs related to the refinancing.

Financial Obligations and Commitments:  As of September 30, 2006, current maturities of notes payable and capital lease obligations were $5.0 million.  With the benefit of our debt refinancing in the first quarter of 2005, the next scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $7.0 million prior to 2010 (refer to MD&A in our 2005 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  Short-term debt obligations include $2.8 million of drawings under European credit and overdraft facilities.  The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2006, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.4 million.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $4.6 million as of September 30, 2006. Approximately $4.4 million of these letters of credit were issued under the revolving credit portion of the Senior Secured Credit Facility, with the remaining $0.2 million issued separately from this facility.  While the letters of credit issued on our behalf will expire under their terms in 2006 and 2007, all of these will likely be re-issued.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2005, except as noted below.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method.  SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R), and (iii) a reduction for estimated forfeitures in accordance with SFAS 123(R).  Share based compensation expense capitalized for the quarter and nine months ended September 30, 2006 was not material.

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

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate*	4.50%	3.74%
Expected option life (in years) Executive	5.90	5.66
Expected option life (in years) Non-Executive	5.43	5.10
Dividend yield	—%	—%
Volatility *	46.44%	56.33%
Weighted-average fair value per option granted	$10.87	$7.88

*                    One grant of 13,263 stock options was valued with a volatility of 43.52% and a risk-free interest rate of 4.62%.    It was granted on 3/20/06 and was the only one granted on that day.

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

Recently Issued Accounting Standards

 During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), to address diversity and clarify the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.  FIN 48 is effective for fiscal years beginning after December 15, 2006 (as of January 1, 2007 for calendar year companies). Companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored.  We are currently reviewing the requirements of FIN 48 and are in the process evaluating the impact of FIN 48 on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”) an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS 158 requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated statement of financial position.  In addition, we must also recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 (“SFAS 87”), Employers’ Accounting for Pensions.  Lastly, amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs, and the transition asset remaining from the initial application of SFAS 87, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions SFAS 87.  We are required to recognize the funded status of our benefit plans prospectively, and to provide additional disclosures as of December 31, 2006.  We estimated the effect of adoption based on the most current valuations of our significant pension plans and the funded status as of December 31, 2005.  We estimate that the pre-tax impact of adopting SFAS 158 will be to increase accrued pension liabilities and decrease accumulated other comprehensive income by approximately $25.0 million - $30.0 million.  The actual effect of adoption could materially differ from the estimate as a result of changes to the assumptions used in the valuation of plan obligations and fair value of plan assets.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) in order to address the observed diversity in quantification practices with respect to misstatements in annual financial statements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method.  We currently use the “roll-over” method for quantifying identified financial statement misstatements.  The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, while the “iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires the quantification of errors under both the “iron-curtain” and “roll-over” methods.

From a transition perspective, SAB 108 permits public companies to record the cumulative effect of initially applying the “dual approach” in the initial year of adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, SAB 108 requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess.  SAB 108 is effective as of December 31, 2006 for calendar year-end companies.

We will adopt SAB 108 in the fourth quarter of 2006 and as a result are considering the impact of adoption of the provisions of SAB 108 as of December 31, 2006.  Misstatements identified subject to SAB 108, which were previously considered immaterial to our financial statements under the “roll-over” method, but are considered to have a material impact under the “dual approach” method prescribed by SAB 108, were related to the overstatement of reserves for inventory, bad debts and other accruals historically held on our books and records.  Reserves would be reduced and a credit to retained earnings would be recorded for the total. The following is a summary of the estimated impact of adopting SAB 108:

Reduction of Allowance for Doubtful Accounts	$1.9	million
Reduction in Inventory Reserves	1.7	million
Reduction in Accrued Expenses	1.0	million
Total — Increase to Retained Earnings	$4.6	million

The impact of adoption of SAB 108 as illustrated above is based upon our current estimates, and may change prior to final adoption in the fourth quarter of 2006.

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.

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

Such forward-looking statements include, but are not limited to: (a)  the impact of the push-out in deliveries of the Airbus A380; (b) expectations regarding the U.S. military demand for outer tactical vests and its impact on the trend in our sales to ballistic applications; (c) expectations as to the availability of carbon fiber for non-aerospace applications; (d) expectations regarding our joint venture investments and loan guarantees; (e) expectations regarding working capital trends; (f) the completion of our Washington and Livermore plant closings; (g) the availability and sufficiency under our senior credit facilities and other financial resources to fund our worldwide operations in 2006 and beyond; (h) the execution of the previously announced strategic review and potential divestiture of our ballistics, electronics, architectural and certain general industrial product lines, and the application of the net proceeds to repay debt; and (i) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 47% as of September 30, 2006.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.  In May 2005, we entered into interest rate swap agreements for an aggregate notional amount of $50.0 million, effectively converting a portion of the variable rate term loan of the Senior Secured Credit Facility into fixed rate debt.  As a result of this interest rate swap agreement, our ratio of floating debt to total debt as September 30, 2006 was reduced to approximately 35%.

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

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008.  The swap is accounted for as a cash flow hedge of a floating rate bank loan.  To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at September 30, 2006 was an asset of $1.1 million.  A net gain of $0.2 million and $0.4 million was recognized as a component of “interest expense” for the quarter and nine months ended September 30, 2006, respectively.  A net decrease of $0.4 million for the quarter and a net increase of $0.3 million nine months ended September 30, 2006, respectively, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized gains of $0.7 million before tax recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

Cross-Currency Interest Rate Swap Agreements

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at September 30, 2006 of both the loan and the swap agreement, after scheduled amortization, was 8.5 million Euros against $10.8 million.  The fair value and carrying amount of this swap agreement was a liability of $1.8 million at September 30, 2006.  During the third quarters and nine months ended September 30, 2006 and 2005, hedge ineffectiveness was immaterial.  A net increase of $0.3 million for the quarter ended September 30, 2006 and a net increase of $0.7 million for the nine months ended September 30, 2006, was recognized as a component of “accumulated other comprehensive loss.”  A net increase of $0.1 million for the quarter ended September 30, 2005 and a net decrease of $0.2 million for the nine months ended September 30, 2005, was recognized as a component of “accumulated other comprehensive loss.”  Over the next twelve months, unrealized losses of $0.1 million before tax recorded in “accumulated other comprehensive income (loss)” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.   The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR plus 0.10%.  The fair value of this swap at September 30, 2006 was zero.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, either the Euro or the British Pound Sterling.  We have entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2008.  The aggregate notional amount of these contracts was $70.5 million and $112.9 million at September 30, 2006 and December 31, 2005, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the quarters and nine months ended September 30, 2006 and 2005, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine months ended September 30, 2006 and 2005 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30
(In millions)	2006	2005	2006	2005
Unrealized (losses) gains at beginning of period	$2.2	$(1.1)	$(2.3)	$1.3
Losses (gains) reclassified to net sales	(0.3)	0.5	0.4	0.1
Increase (decrease) in fair value	0.4	(0.7)	4.2	(2.7)
Comprehensive income (loss)	$2.3	$(1.3)	$2.3	$(1.3)

Unrealized gains of $1.2 million recorded in “accumulated other comprehensive income (loss),” as of September 30, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges for foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004.  During the third quarter of 2006, we sold the remaining outstanding options, with a nominal value of $3.8 million, for proceeds of $0.1 million.  The nominal amount of such options was $7.5 million at December 31, 2005.  The options were designated as cash flow hedges.  There was no ineffectiveness during the quarters and nine months ended September 30, 2006 and 2005.  During the third quarter and nine months ended September 30, 2006, the change in fair value recognized in “accumulated other comprehensive income (loss)” was an increase of $0.1 million and $0.4 million, respectively.  There was no overall change in the value recognized in “comprehensive income (loss)” during the third quarter of 2005.  For the nine months ended September 30, 2005, the change in fair value recognized in “accumulated other comprehensive income (loss)” was a decrease of $0.5 million.  A loss of $0.1 million recorded in “accumulated other comprehensive income (loss)” will be reclassified into earnings during the fourth quarter of 2006.

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

ITEM 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including our consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934.  The evaluation did not result in the identification of any changes in our internal control over financial reporting that occurred during the quarter and nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.  However, we are undertaking actions to enhance our internal controls surrounding tax accounting.

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

ITEM 6.                    Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement dated September 12, 2006, between Hexcel Corporation and Joseph H. Shaulson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 18, 2006).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

November 8, 2006	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.