Form 10-K
period 2006-12-31
HEXCEL CORP /DE/
filed 2007-03-01
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10–K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,460,003,886 based on the reported last sale price of common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 23, 2007
COMMON STOCK	93,978,721

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983. Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel” or “we”, “us”, or “our”), is a leading developer and manufacturer of advanced structural materials. We develop, manufacture, and market lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, body armor, wind turbine blades, printed wiring boards, high-speed trains and ferries, cars and trucks, window blinds, bikes, skis and a wide variety of other recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales representation offices located in Asia and Australia. We are also an investor in two joint ventures, one located in China and one in Malaysia, which manufacture composite structures and interiors.

Narrative Description of Business and Business Segments

We are a manufacturer of products within a single industry: Advanced Structural Materials. In 2006, our advanced structural materials business was organized around three strategic business segments: Composites, Reinforcements, and Structures.  In 2006, we announced that we would narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb and honeycomb parts and panels, matrix and structures product lines into a single organization, potentially divesting non-core product lines.  Upon completion of this strategic and operational realignment, we will redefine our business segments to reflect our new organization and narrowed business focus.

The following summaries describe the ongoing activities related to the Composites, Reinforcements, and Structures business segments as of December 31, 2006.

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

Carbon Fibers: Magnamite® carbon fibers are manufactured for sale to third-party customers as well as for our own use in manufacturing certain reinforcements and composite materials. Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce finished composite components. Key product applications include structural components for commercial and military aircraft, space launch vehicles, wind blade components, and certain other applications such as recreational equipment.

Prepregs: HexPly® prepregs are manufactured for sale to third-party customers and for use in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors. Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials. Reinforcement fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic and other specialty reinforcements. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

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

Structural Adhesives: We manufacture and market a comprehensive range of Redux® film and paste adhesives. These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

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

We produce honeycomb from a number of metallic and non-metallic materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions. Non-metallic materials used in the manufacture of honeycomb include fiberglass, carbon fiber, thermoplastics, non-flammable aramid papers, aramid fiber and other specialty materials.

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material. We also possess advanced processing capabilities that enable us to design and manufacture complex fabricated honeycomb parts and bonded assemblies to meet customer specifications.

Aerospace is the largest market for honeycomb products. We also sell honeycomb for non-aerospace applications including automotive parts, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, portable shelters, and other industrial uses. In addition, we produce honeycomb and prepreg for our Structures business segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

COMPOSITES
KEY CUSTOMERS	MANUFACTURING FACILITIES

Aeronnova	Burlington, Washington
Alenia	Casa Grande, Arizona
Alliant Techsystems	Dagneux, France
BAE Systems	Decatur, Alabama
The Boeing Company	Duxford, England
Bombardier	Linz, Austria
CFAN	Livermore, California
CTRM Aero Composites	Parla, Spain
Cytec Engineered Materials	Pottsville, Pennsylvania
EADS (Airbus and Eurocopter)	Salt Lake City, Utah
Easton	Welkenraedt, Belgium
Embraer-Empresa
Gamesa
GKN
Goodrich
Lockheed Martin
Northrop Grumman

Safran
Spirit Aerosystems
United Technologies
Vestas

The Composites business segment’s net sales to third-party customers were $848.0 million in 2006, $787.0 million in 2005, and $683.9 million in 2004, which represented approximately 71%, 69%, and 65% of our net sales, respectively. Net sales for Composites are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, about 3% of our total production of composite materials in 2006 was used internally by the Reinforcements and Structures business units.

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

•  Body armor and other armor applications

•  Electronics, primarily high-technology printed wiring board substrates

•  Solar protection and other building applications

•  Civil engineering and construction applications

Industrial Fabrics and Specialty Reinforcements: Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers. These reinforcement products are used internally by our Composites business segment and sold to third-party customers for use in a wide range of applications, which are categorized below in order of size. Revenues derived from “Reinforcements for Composites” (“RFC”) include both third-party customer sales and internal sales to the Composites business segment. Third-party revenues from RFC are larger than third-party revenues from “Ballistics”.

Reinforcements for Composites: We manufacture fabrics and specialty reinforcements that are used to make advanced composite materials and structures for the commercial and military aerospace industries. These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components. Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, boats, surfboards, skis and other sporting goods equipment and certain civil engineering and construction applications. Products from this category are also used in honeycomb manufactured by the Composites business segment.

Ballistics: We manufacture reinforcement fabrics used in ballistic applications such as body armor, helmets, blankets and panels. These products offer bullet, fragment and puncture resistance and are used worldwide by military services, government agencies, police departments, prison systems, and other law enforcement groups. We also manufacture Hexform VIPTM, a composite armor system used for ballistic protection in vehicles, and are developing various new products for use in civilian and military armor panels.

Electronics: Our fiber glass fabrics are used to manufacture the substrate materials for printed wiring boards. We focus on high-technology, high-frequency and other specialty boards that are used in electronics applications such as high-end computers, advanced networking and telecommunications equipment, high frequency electronic devices and certain automotive components.

Architectural:  We manufacture engineered fabrics used in solar protection and other specialty architectural applications.

General Industrial: Our reinforcement products are also used in a variety of general industry applications including, movie screens, insulating and binding tapes for cables and wires, and automotive components.

REINFORCEMENTS
KEY CUSTOMERS	MANUFACTURING FACILITIES

Armor Holdings	Anderson, South Carolina
Composites One	Decines, France
Cytec Engineered Materials	Les Avenieres, France
DHB Industries	Seguin, Texas

Endicott Interconnect Technologies	Statesville, North Carolina
Isola Laminate Systems
J.D. Lincoln
Nelco
Rogers Corporation

The Reinforcements business segment’s net sales to third-party customers were $235.2 million in 2006, $269.3 million in 2005, and $296.4 million in 2004, which represented approximately 20%, 24%, and 28% of our net sales, respectively. Approximately 35%, 31%, and 24% by value of our total production of reinforcement products was used internally to manufacture composite materials in 2006, 2005, and 2004, respectively.

Structures

The Structures business segment manufactures and markets composite structures for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, pressing and other composite manufacturing techniques. Composite structures include such items as aerodynamic fairings, wing panels and other aircraft components.

The following table identifies the Structures business segment’s principal products and examples of the primary end-uses:

BUSINESS SEGMENT	PRODUCTS	PRIMARY END-USES
STRUCTURES	Composite Structures	• Aircraft structures and finished aircraft components, including: Wing to body fairings Wing panels Flight deck panels Door liners Helicopter blades, spars and tip caps

The Structures business segment’s net sales to third-party customers were $109.9 million in 2006, $83.2 million in 2005, and $71.2 million in 2004, which represented approximately 9%, 7%, and 7% of our net sales, respectively.

The Structures business unit has equity investments in two Asian joint ventures. They consist of BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) and Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”).

In 1999, Hexcel formed BHA Aero with Boeing International Holdings, Ltd. (“Boeing International”) and Aviation Industries of China (now known as China Aviation Industry Corporation I) to manufacture composite parts for secondary structures and interior applications for commercial aircraft. This joint venture is located in Tianjin, China. During the fourth quarter of 2004, BHA Aero and its equity owners (Hexcel, Boeing International and China Aviation Industry Corporation 1 (“AVIC”)) reached agreement on a re-capitalization of BHA Aero and a refinancing of BHA Aero’s third-party loans. Pursuant to the terms of the agreement, Hexcel and Boeing International each agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each of their respective ownership interests from 33.33% to 40.48%. In January 2005, Hexcel and Boeing International made their respective cash equity investments of $7.5 million in BHA Aero. Upon the completion of the equity investment, BHA Aero refinanced its existing bank loans with a new five year bank term loan. The bank term loan is supported by guarantees from Boeing and AVIC. In addition, as part of the refinancing, Hexcel agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the bank loan were to be called, up to a limit of $6.1 million.

In addition, in 1999, we formed another joint venture, Asian Composites, with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Our initial equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%.

In November, 2006, Hexcel, Boeing Worldwide Operations Limited and Sime Link Sdn. Bhd. entered into an agreement to purchase Naluri Corporation Berhad’s equity interest in Asian Composites, which will increase each respective equity ownership interest in this joint venture to 33.33%.  We paid $2.1 million in cash to purchase this additional equity interest when the transaction was completed on February 8, 2007.

Under the terms of the joint venture agreements, Hexcel and Boeing have transferred the manufacture of certain semi-finished composite components to these joint ventures. Hexcel purchases the semi-finished composite components from the joint ventures, inspects and performs additional skilled assembly work before delivering them to Boeing. The joint ventures also manufacture composite components for other tier 1 aircraft component manufacturers. These Asian joint ventures had combined revenues of $53.0 million and $36.5 million in 2006 and 2005, respectively.

Structures
KEY CUSTOMERS	MANUFACTURING FACILITY

The Boeing Company	Kent, Washington
Mitsubishi Heavy Industries	Tianjin, China (JV)
Sikorsky	Alor Setar, Malaysia (JV)

Divestitures and Related Matters

In July of 2006, we announced our intention to explore strategic alternatives for portions of our Reinforcements business segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines.   In doing so, we decided to combine our Reinforcements activities related to advanced composites with our Composites and Structures business segments into a single organization and explore the potential divestiture of the ballistics, electronics, architectural and general industrial products lines within our Reinforcements business segment.

In October of 2006, we reached agreement in principle to sell our architectural business.  The agreement contemplated the sale of the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  The assets to be sold were clearly identified and a review of the activities required to complete the divestiture plan has indicated at the time that it was unlikely that significant changes would be made, or that the divestiture plan would be withdrawn.  We concluded that as of October 2006 the transaction satisfied the accounting considerations to be classified as a discontinued operation and have reported the component as such in our financial statements. We completed this transaction on February 28, 2007. For further information see Note 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

The revenues of product lines still subject to this strategic review and potential disposition are the Industrial and Electronic revenues of our Reinforcements business segment.  These revenues were $155 million during 2006 compared to $200 million during 2005.  The revenues to be retained are the Commercial Aerospace revenues of our Reinforcements business segment, which were $80.2 million and $69.1 million in 2006 and 2005, respectively. The specific assets and associated revenues subject to potential divesture may change as we complete our review and any related transactions.

In December of 2006, we completed the sale of our interest in TechFab LLC (“TechFab”) to our joint venture partner for $22.0 million in cash.  TechFab is headquartered in Anderson, SC and manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006.  The TechFab joint venture was part of our Reinforcements business segment.

Upon completion of the remaining elements of our strategic review and related divestitures together with the integration of our company’s business operations into a single organization focused on advanced composites materials, we will redefine our business segments to reflect our future organization and business focus.

In December of 2005, Hexcel and Dainippon Ink and Chemicals, Inc. (“DIC”) decided to dissolve the DIC-Hexcel Limited (“DHL”) joint venture. This joint venture was located in Komatsu, Japan, and produced and sold prepregs, honeycomb and decorative laminates using technology licensed from us and DIC.  The dissolution was completed in the fourth quarter of 2006 with Hexcel receiving a cash distribution of $0.1 million.  The DHL joint venture was part of our Composites business unit.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Discontinued Operations” and Note 8 “Investments in Affiliated Companies” to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further information related to the status of our strategic review, results from discontinued operations and information related to of our joint ventures.

Financial Information About Business Segments and Geographic Areas

Financial information and further discussion of our business segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 21.3%, 18.8%, and 19.3% of our 2006, 2005, and 2004 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors. Of the 21.3% of sales to Boeing and its subcontractors in 2006, 16.1% related to commercial aerospace market applications and 5.2% related to space and defense market applications. Approximately 22.6%,  22.1%, and 20.7% of our 2006, 2005, and 2004 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors. Of the 22.6% of sales to EADS and its subcontractors in 2006, 19.4% related to commercial aerospace market applications 3.2% related to space and defense market applications.

(In millions)	2006	2005	2004
Commercial:
Boeing and subcontractors	$191.6	$154.5	$139.5
EADS and subcontractors	232.0	215.9	187.7
Total	$423.6	$370.4	$327.2
Space and Defense:
Boeing and subcontractors	$62.9	$63.3	$67.4
EADS and subcontractors	37.7	40.6	34.4
Total	$100.6	$103.9	$101.8

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2006	2005	2004
Net Sales by Market
Commercial aerospace	52%	47%	44%
Industrial	26	30	32
Space and defense	18	18	18
Electronics	4	5	6
Total	100%	100%	100%
Net Sales by Geography (a)
United States	43%	46%	49%
U.S. exports	8	8	8
Europe	49	46	43
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the sale was manufactured.

Net Sales to External Customers (b)	2006	2005	2004
United States	44%	47%	50%
Europe	44	42	40
All Others	12	11	10
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the sale was delivered.

Note: Certain prior years’ revenues have been reclassified to conform to the 2006 presentation.

Commercial Aerospace

The commercial aerospace industry is our largest user of advanced structural materials. The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced structural materials over traditional materials, have caused the industry to be the leader in the use of these materials. While military aircraft and space craft have championed the development of these materials, commercial aerospace has had the greater consumption requirements and has commercialized the use of these products. Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced structural materials in commercial aerospace is primarily in the manufacture of new commercial aircraft. The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft. The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets. According to industry sources, passenger traffic has grown at an annual compound rate of 4.8% from 1985 to 2005. According to the International Air Transport Association, passenger traffic grew by 7.6% and 5.9% in 2005 and 2006, respectively. Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced structural materials, replacing metals. This follows the trend previously seen in military fighter aircraft where advanced structural materials may now exceed 50% of the weight of the airframe. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials. The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite. By comparison, the next generation of aircraft in development will contain significantly higher composite content by weight.  The Airbus A380 which was certified in December 2006 is being built with an airframe containing approximately 23% composite by weight.  The first aircraft is expected to be delivered in autumn 2007.  Boeing is starting to assemble the first 787 aircraft with a content of 50% or more composite materials by weight.  Its maiden flight is expected in the summer of 2007 and the aircraft is projected to enter into service in the summer of 2008.  In December 2006, Airbus formally launched the A350 XWB also projected to have a composite content of 50% or more by weight.  The A350 XWB is forecast to enter into service in 2013.

We have been awarded contracts to supply substantial quantities of our products to the A380, including the materials to build the central wing box and rear fuselage. While Boeing has chosen another supplier to provide one advanced structural material product form for the major elements of the wings, fuselage and empennage of the 787, the remaining opportunities for advanced structural materials are significant.  We are qualifying products on the 787 and expect that our revenues per aircraft on the 787 will significantly exceed our revenues per aircraft from existing Boeing commercial aircraft. We are now proposing products to be used on the Airbus A350 XWB.  The benefit we ultimately derive from new aircraft programs depends upon a number of factors, including the design requirements of our customers, the suitability of our products to meet those requirements, the competitive position of our products against similar products offered by competitors, and the requirements awarded to us by our customers.

The impact of Boeing and Airbus’ production rate changes on us is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more our materials than older generations. On average, we deliver products into the supply chain about six months prior to aircraft delivery. Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer. With increased aircraft deliveries, our commercial aerospace revenues increased by approximately 15% and 17% in 2005 and 2006, respectively.

Set forth below are historical aircraft deliveries as announced by Boeing and Airbus:

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Boeing (including McDonnell Douglas)	409	312	256	271	375	563	620	491	527	381	281	285	290	398
Airbus	138	123	124	126	182	229	294	311	325	303	305	320	378	434
Total	547	435	380	397	557	792	914	802	852	684	586	605	668	832

Commercial aerospace represented 52% of our 2006 net sales. Approximately 69% of these revenues can be identified as sales to Boeing, Airbus and their subcontractors for the production of commercial aircraft. The balance of our commercial aerospace sales are related to regional and business aircraft manufacture, the production of aircraft engines and nacelles (the casings that contain the engines on an aircraft wing), and other commercial aircraft applications. Regional aircraft production has also increased over time, but does not directly follow the cycle of large commercial aircraft deliveries. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Industrial Markets

We group under this market segment revenue from applications for our products outside the aerospace and electronics markets. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced structural material technology offer significant benefits to the end user, often applications that demand high physical performance. Within this segment, the major end market sub-segments include, in order of size based on our 2006 sales, wind energy, ballistics (e.g., body armor), recreational equipment (e.g., bicycles, snowboards, tennis rackets and hockey sticks), and surface transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications). Our participation in these market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where industrial customers can generate significant value.

Space & Defense

The space & defense market has historically been an innovator in the use of, and source of significant demand for, advanced structural materials. The aggregate demand by space and defense customers is primarily a function of procurement of military aircraft that utilize advanced structural materials by the United States and certain European governments. We are currently qualified to supply materials to a broad range of over 80 military aircraft and helicopter programs. The top ten programs by revenues represent less than 50% of our Space & Defense revenues. These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter (Typhoon), as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters. In addition, there are new programs in development such as the F-35 Lightening (Joint Strike Fighter or “JSF”) and the EADS A400M military transport planned to enter production later in the decade. The benefits that we obtain from these programs will depend upon which ones are funded and the extent of such funding. Space applications for advanced structural materials include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

Contracts for military and some commercial programs contain provisions for termination at the convenience of the U.S. government or the buyer. For example, the Department of Defense announced the cancellation of the RAH-66 Comanche program in 2004. The prime contractors for these programs flow down these provisions to materials suppliers such as Hexcel. In the case of such a termination, we are entitled to recover reasonable costs incurred plus a provision for profit on the incurred costs. In addition, according to the terms of a contract, we may be subject to U.S. government cost accounting standards in accordance with applicable Federal Acquisition Regulations.

Electronics

We are one of the largest Western producers of high-quality, lightweight fiberglass fabrics used in the fabrication of printed wiring board substrates. Our focus is on high-technology, high-frequency and other specialty boards that are used in electronics applications such as high-end computers, advanced networking and telecommunications equipment, high frequency electronic devices and certain automotive components.

Starting in the first quarter of 2001, the electronics industry experienced a severe downturn, and a corresponding inventory correction began working its way through the supply chain significantly impacting demand for fiberglass fabric substrates. As the downturn continued through 2002 and 2003, competition intensified for the business that remained, and pricing pressure increased because of excess production capacity throughout the industry. Meanwhile, the migration of electronics equipment production from the United States to Asia accelerated, placing additional pressure on our electronics business. To respond to these market changes, we have continued to restructure operations, focusing our activities on those applications demanding higher quantity, higher performing materials, and greater levels of service, while also continuing to serve the needs of our existing key customers.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

In recent years, our customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured. Our electronics and industrial customers have always desired to order their requirements on as short a lead-time as possible. As a result, twelve-month order backlog is not a meaningful trend indicator for us, and therefore, we do not monitor it in the management of our business.

Raw Materials and Production Activities

 Our manufacturing operations are vertically integrated. We produce industrial fabrics, composite materials and composites structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile (“PAN”) precursor produced at our Decatur, Alabama facility. The primary raw material for PAN is acrylonitrile. We consume approximately 52% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers. However, as one of the world’s largest consumers of carbon fiber, we purchase significantly greater quantities of carbon fiber than we produce for our own use. The sources of carbon fiber we can use in any product or application are sometimes dictated by its customer qualifications or certifications, otherwise we select a fiber based on performance, price and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, the supply of carbon fiber started to tighten in 2005. As a result, the supply of carbon fiber available for recreational and industrial applications has become restricted and is affecting our ability, as well as that of other producers, to supply products for these applications until carbon fiber output increases. In response to increasing demand, all carbon fiber manufacturers have announced plans to increase their manufacturing capacity over the next two to three years. In 2005, we announced our plans to expand our PAN and carbon fiber capacity by about 50% to serve the growing needs of our customers and our own downstream products. The project involves the addition of a precursor line at our Decatur, Alabama facility, and the addition of a carbon fiber line at our Salt Lake City, Utah facility as well as the construction of a new carbon fiber line at Illescas, near Madrid, Spain. Construction of the lines at Decatur and Salt Lake City was completed in December, 2006.  These lines are expected to start supplying fiber for industrial and recreational applications towards the end of the first quarter of 2007 and to be certified to produce fibers for aerospace applications by the end of the year. The Spanish carbon fiber line should be completed by the end of 2007 with the line being certified to produce fibers for aerospace applications during 2008.

The Reinforcements business segment purchases glass, aramid and other high-strength fibers as well as carbon fiber to manufacture industrial fabrics. The Composites business segment consumes approximately 35% of the output of the Reinforcements business, by value, in the form of reinforcements for composite products. We purchase glass yarn from a number of suppliers in the United States, Europe and Asia. Aramid and high strength fibers are produced by only a few companies, and during periods of high demand, can be in short supply.

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

Our manufacturing activities are generally based on a combination of “make-to-order” and “make-to-forecast” production requirements. We coordinate closely with key suppliers in an effort to avoid raw material shortages and excess inventories. However, many of the key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances have a material adverse effect on our consolidated results of operations.

Research and Technology; Patents and Know-How

Research and Technology (“R&T”) departments support our businesses worldwide. Through R&T activities, we maintain expertise in chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to our worldwide business base.

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, we have been placing more emphasis on cost effective product design and lean manufacturing in recent years while seeking to improve the consistency of our products. Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures. We have over 400 patents and pending applications worldwide, have licensed many key technologies, and have granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs. It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business.

We spent $30.4 million, $25.3 million, and $23.5 million for R&T in 2006, 2005, and 2004, respectively. We increased our R&T spending in 2006 to support new product development and qualification activities particularly in relation to commercial aircraft applications. These expenditures were expensed as incurred.

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations.

Our aggregate environmental related accruals at December 31, 2006 and 2005 were $5.3 million and $4.2 million, respectively. As of December 31, 2006 and December 31, 2005, $2.4 million and $1.4 million, respectively, were included in other current accrued liabilities, with the remainder included in other non-current liabilities. As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $2.7 million and $1.9 million higher at December 31, 2006 and 2005, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of Hexcel being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for 2006, 2005, and 2004, was $2.8 million, $1.4 million, and $1.2 million, respectively. In addition, our operating costs relating to environmental compliance were $8.0 million, $6.5 million, and $6.0 million, for 2006, 2005, and 2004, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $0.8 million in 2006 and $1.1 million in each of 2005 and 2004.  We expect the level of spending on remediation, environmental compliance and capital spending in 2007 to approximate spending levels in prior years. A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and sales personnel sell and market our products directly to customers worldwide. We also use independent distributors and manufacturer representatives for certain products, markets and regions. In addition, we operate various sales representation offices in the United States, Europe and Asia Pacific.

Competition

In the production and sale of advanced structural materials, we compete with a number of U.S. and international companies on a worldwide basis. The broad markets for composites are highly competitive, and we have focused on both specific markets and specialty products within markets. In addition to competing directly with companies offering similar products, we compete with producers of substitute structural materials such as structural foam, wood and metal. Depending upon the material and markets, relevant competitive factors include approvals, database of usage, technology, product performance, delivery, service, price and customer preference for sole sourcing.

Employees

As of January 31, 2007, we employed 4,459 full-time employees, 2,473 in the United States and 1,986 in other countries. The number of full-time employees as of December 31, 2006, 2005, and 2004 was 4,459, 4,460, and 4,406, respectively. For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 4 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Other Information

Our internet website is www.hexcel.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and    8-K’s, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM      1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties. You should consider the following risk factors carefully, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase any of our securities.

The markets in which we operate can be cyclical, and downturns in them may adversely affect the results of our operations.

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns. We are currently in an upturn of demand in the commercial aerospace and wind energy industries. However, a downturn in these markets could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery. Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results.

While Boeing and Airbus increased their production and deliveries of commercial aircraft in 2006 and have announced further increases for 2007, any reduction could result in reduced net sales for our commercial aerospace products and could reduce our profit margins. Approximately 52% of our net sales for 2006 were derived from sales to the commercial aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including a terrorist event similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth.

In addition, our customers continue to emphasize the need for improved yield in the use of our products and cost reduction throughout the supply chain. In response to these pressures, we reduced the price of some products in recent years and may be required to do so in the future. Where possible, we seek to offset or mitigate the impact of such price and cost reductions by productivity improvements and reductions in the costs of the materials and services we procure.

A significant decline in business with Boeing, EADS, Vestas, DHB or other significant customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the commercial aerospace, space and defense, wind energy and ballistics markets.  In the commercial aerospace market, approximately 69%, and in the space and defense market, approximately 50%, of our 2006 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  In addition, for the years ended December 31, 2006 and December 31, 2005, approximately 21% and 19% of our total net sales, respectively, was made to Boeing and its related subcontractors, and approximately 23% and 22% of our total net sales, respectively, was made to EADS, including Airbus and its related subcontractors. In the wind energy market, a significant portion of our sales in 2006 and 2005 was made to Vestas.  In the ballistics market, a significant portion of our 2006 and 2005 sales was made to DHB Industries.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS, Vestas, DHB Industries or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, production may not continue to grow nor may the increased demand for replacement helicopter blades continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 18% of our net sales in 2006 were derived from space and defense industries. In addition, a portion of our industrial market sales was attributable to ballistic reinforcement materials sold to customers manufacturing body armor. Demand for body armor increased significantly in recent years as the U.S. military forces and their allies re-equipped their personnel. This re-equipment cycle peaked in 2004, and revenues from these body armor applications declined in 2005 and 2006. Additional funding for body armor for military personnel was authorized by Congress in October 2006, providing an improved outlook for ballistics revenues in 2007 compared to 2006, but there are no assurances that this additional funding will continue in subsequent years.

A decrease in supply or increase in cost of raw materials could result in a material decline in our profitability.

Because we purchase large volumes of raw materials, such as epoxy and phenolic resins, aluminum foil, carbon fiber, fiberglass yarn and aramid paper and fiber, any restrictions on the supply or the increase in the cost of our raw materials could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of these raw materials, which are supplied through a limited number of sources.

With increased demand for carbon fiber and constrained supply, in 2006 we have made capital expenditures to increase our manufacturing capacity, and will make further expenditures in 2007. Among these investments, we are implementing an expansion of our carbon fiber manufacturing capacity to increase output by approximately 50%.  We completed the addition of a precursor line at our Decatur, Alabama facility, and the addition of a carbon fiber line at our Salt Lake City, Utah facility in December 2006.  These lines are expected to start supplying fiber for industrial and recreational applications in the first quarter of 2007 and to be certified to produce fibers for aerospace applications by the end of the year.  We are continuing with the construction of a new carbon fiber line at Illescas, Spain which we anticipate will be completed by the end of 2007 with the line being certified to produce fibers for aerospace applications during 2008.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including:

•              the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•              foreign customers may have longer payment cycles than customers in the U.S.;

•              compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology;

•              tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•              general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•              governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•              the potential difficulty in enforcing intellectual property rights in some foreign countries.

Any one of the above could adversely affect our financial condition and results of operations.

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, our European operations sell some of the products they produce in U.S. dollars, yet the labor and overhead costs incurred in the manufacture of those products is denominated in Euros or British pound sterling. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

During the past several years, some countries in which we operate or plan to operate have been characterized by varying degrees of inflation and uneven growth rates. We currently do not have political risk insurance in the countries in which we conduct business. While we carefully consider these risks when evaluating our international operations we cannot provide assurance that we will not be materially adversely affected as a result of such risks.

We could be adversely affected by environmental and safety requirements.

Our operations require the handling, use, storage and disposal of certain regulated materials and wastes. As a result, we are subject to various laws and regulations pertaining to pollution and protection of the environment, health and safety. These requirements govern, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations. These laws and regulations are complex, change frequently and could become more stringent in the future.

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. In connection with our Lodi, New Jersey facility, Hexcel, along with the approximately 60 other companies, has been directed by state and federal regulatory authorities to contribute to the assessment and restoration of a stretch of the Passaic River, a project currently estimated to cost $1 billion.  We have also incurred and likely will continue to incur expenses to investigate and clean up our existing and former facilities. We have incurred substantial expenses for work at these sites over a number of years, and these costs, for which we believes we have adequate reserves, will continue for the foreseeable future. The ongoing operation of our manufacturing plants also entails environmental risks, and we may result in our incurring material costs or liabilities in the future which could adversely affect us.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. Although most of the our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See “Legal Proceedings” below and Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our debt could adversely impact our operations, cash flow and strategy

As of December 31, 2006, we had $412.3 million of total debt, or $386.6 million of total debt net of cash on hand. In addition, as of December 31, 2006, after taking into account letters of credit $4.3 million, we had $120.7 million of revolving loans available to be borrowed under our senior secured credit facility, or credit agreement.  In 2006, we paid interest of $26.0 million on our debt. A substantial portion of our debt bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations.

We cannot assure you that we will generate sufficient cash flow from operations, or that we will be able to obtain sufficient funding, to satisfy our debt service obligations. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  Our debt could have important consequences, including:

•                  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount available to fund working capital, capital expenditures and research and development, and to execute our growth strategy;

•                  limiting, together with the financial and other restrictive covenants in our debt agreements, among other things, our ability to borrow additional funds;

•                  increasing our vulnerability to general adverse economic and industry conditions; and

•                  limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

Our debt agreements contain numerous financial and operating covenants, some of which are restrictive.  These covenants may impair our ability to finance future operations or capital needs. Also, our senior credit facility requires that we maintain compliance with specified financial ratios. A breach of any of these restrictions or covenants could cause a default with respect to our debt, upon which a significant portion of our debt may then become immediately due and payable.

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

Such forward-looking statements include, but are not limited to: (a) expectations of increases in production and delivery rates of commercial aircraft by Airbus and Boeing and their impact on our commercial aerospace sales; (b)  the impact of the push-out in deliveries of the Airbus A380; (c) expectations of composite content on new commercial aircraft programs and our share of those requirements; (d) expectations of growth in revenues from space & defense applications; (e) expectations regarding the U.S. military demand for body armor and its impact on the trend in our sales to ballistic applications; (f) expectations as to the availability of carbon fiber for non-aerospace applications; (g) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (h) expectations regarding our joint venture investments and loan guarantees; (i) expectations regarding working capital trends and expenditures; (j) the timing of the completion of our Washington and Livermore plant closings; (k) expectations as to the level of capital expenditures and when we will complete the construction and qualification of its carbon fiber capacity expansion; (l) expectations as to our ability to generate net cash from operations and as to the availability and sufficiency under our senior credit facilities and other financial resources to fund our worldwide operations in 2007 and beyond; (m) the execution of the previously announced strategic review and potential divestiture of our ballistics, electronics and certain general industrial product lines, the timing of potential divestitures, and the application of the net proceeds to repay debt; and (n) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. In addition to other factors that affect our operating results and financial position, neither past financial performance nor our expectations should be considered reliable indicators of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, our stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on our stock price. In addition, failure of sales or income in any quarter to meet the investment community’s expectations, as well as broader market trends, can have an adverse impact on our stock price. We do not undertake an obligation to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM      1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities for are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Dublin, California; Duxford, United Kingdom; and Les Avenieres, France.

The following table lists our manufacturing facilities by geographic location, related business segment, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which we have a joint venture interest.

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

We lease the land on which the Burlington, Washington, facility is located. We also lease portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France. We own all other remaining facilities. In connection with our debt refinancing, on March 1, 2005, we granted mortgages in connection with our new senior secured credit facility on the facilities located in Anderson, South Carolina; Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Livermore, California; Salt Lake City, Utah; Seguin, Texas; Statesville, North Carolina; and Washington, Georgia. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 9 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

In November 2005, we announced our plans to build a carbon fiber plant near Madrid, Spain in connection with our carbon fiber expansion program. In January 2006, we entered into an agreement to purchase land at Illescas, Spain on which to construct the plant. We are installing one carbon fiber line initially, with capacity for the installation of additional lines as required to meet demand for new programs. We expect the new line to be qualified for the production of aerospace products in 2008.

In January 2004, we announced our intention to consolidate the activities of our Livermore, California facility into other manufacturing facilities, principally into the Salt Lake City, Utah plant.  We expect to cease manufacturing and complete the transfer of activities from this facility by the end of the first quarter of 2007.  We will now commence the disposal of any remaining manufacturing equipment, followed by the demolition of the facility and the preparation of the manufacturing site for sale.  The sale is anticipated to be completed in 2008.

In January 2006, we announced our intention to consolidate the activities of our Washington, Georgia facility into other manufacturing facilities, principally into the Statesville, North Carolina plant.  We ceased manufacturing activities at this facility in August 2006.

In connection with our portfolio review and the previously mentioned consolidation activities, we have offered for sale certain property located in Anderson, South Carolina; Washington, Georgia; and Decines, France.  In addition, we have also offered for sale one of our plant facilities located in Les Avenieres, France.

ITEM 3. Legal Proceedings

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs. We believe, based on the amount and the nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  During the third quarter of 2006, we recorded a $2.0 million environmental charge for projected additional remediation costs at the site in Lodi, New Jersey.  The additional cost of remediation resulted from the discovery of the existence of additional pollutants from those identified in the original assessment of the site requiring additional equipment and operating expenses together with additional project management expenses.  This additional accrual brings the total accrued liability related to this matter to $3.5 million as of December 31, 2006.

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have indicated their intent to participate in the study.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients are not obligated by our agreement to share in such excess, we and the other recipients are currently considering whether to enter into an agreement with the EPA to perform additional study activities. Although we believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA, we have established a reserve as of December 31, 2006 for our estimated cost in relation to the EPA study.  Our ultimate liability, if any, in connection with this matter cannot be determined at this time.

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology has issued a unilateral order to us to engage in remediation of the groundwater located on our Kent site.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we have determined that we will commence complying with the order, without withdrawing our defenses.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey and Kent, Washington sites is accrued in the consolidated balance sheets. As of December 31, 2006 and 2005, our aggregate environmental related accruals were $5.3 million and $4.2 million, respectively. As of December 31, 2006 and 2005, $2.4 million and $1.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.7 million and $1.9 million higher at December 31, 2006 and 2005, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $1.4 million, and $1.2 million, respectively. In addition, the Company’s operating costs relating to environmental compliance were $8.0 million, $6.5 million, and $6.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $0.8 million for the year ended December 31, 2006 and $1.1 million for each of the years ended December 31, 2005 and 2004. We expect the level of spending on remediation, environmental compliance and capital spending in 2007 to approximate spending levels in prior years. A discussion of environmental matters is contained above and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Proceedings

We have previously disclosed that we have settled several lawsuits, including class actions, alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. With respect to all of such lawsuits, Hexcel denied and continues to deny the allegations, but believed that the costs of continuing defense outweighed the costs of settlement. Eleven companies opted out of the class in one of the class action lawsuits. We have statute of limitation tolling agreements with two of the opt-out companies and with one co-defendant that also purchased product during the alleged conspiracy. To date, none of the opt-out companies or the co-defendant has asserted any claim against us.

Hercules Incorporated (“Hercules”) was one of our co-defendants in the above antitrust lawsuits. In 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to defend Hercules and to indemnify it for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the above antitrust lawsuits for an aggregate of $24.4 million. We are not in a position to predict the outcome of the lawsuit with Hercules, but intend to defend it vigorously.

In February 2006, the U.S. Department of Justice (“DOJ”) informed us that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert with respect to Zylon fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The Zylon fiber was produced by Toyobo Co., Ltd. (“Toyobo”), woven into fabric by us and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.

In 2003, there were two incidents involving the alleged in-service failure of Zylon body armor manufactured by Second Chance Body Armor (“Second Chance”). For some time prior to these incidents, Toyobo had been providing data to the industry showing that certain physical properties of Zylon fiber were susceptible to degradation over time and under certain environmental conditions. Following these incidents, the National Institute of Justice (“NIJ”), a division of the DOJ, and a number of body armor manufacturers conducted extensive investigations of Zylon fiber and body armor containing Zylon fiber. These investigations ultimately resulted in a number of voluntary recalls of Zylon body armor by certain manufacturers and a finding by the NIJ that Zylon fiber is not suitable for use in body armor. Prior to these findings, the DOJ had filed civil actions against Toyobo and Second Chance alleging that they had conspired to withhold information on the degradation of Zylon, caused defective body armor to be purchased under the U.S. Government funding program, and therefore were liable to the U.S. Government under the False Claims Act and various common law claims. In addition, a number of private civil actions were commenced against Toyobo and Second Chance, certain of which we understand have been settled by Toyobo. Although Second Chance’s assets were purchased by another body armor manufacturer (Armor Holdings Inc.), we understand Second Chance retained its Zylon-related liabilities and that Second Chance is currently in a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. The DOJ actions are still pending against Toyobo and Second Chance. We entered into tolling agreements with the DOJ which exclude the periods February 14 to September 1, 2006, and October 17, 2006 to August 1, 2007, when determining whether civil claims that may be asserted by the United States against us in respect of the above matters are time-barred.    We have been informed by representatives of the DOJ that we are not a target of an on-going criminal investigation into these matters.  We have agreed to cooperate with the DOJ and have turned over documents to the DOJ and have made a number of our employees available for interviews by government attorneys. We have offered independent counsel to these employees at our expense, provided that each employee undertakes to reimburse us for the expense if required to do so under the applicable provisions of the Delaware General Corporation Law.

In December 2006, the trustee in the Chapter 7 bankruptcy case of Second Chance filed a complaint to recover alleged preferential transfers made to us (Boyd, as Chapter 7 Trustee for SCBA Liquidation, Inc., v. Hexcel Reinforcements, US Bankruptcy Court for the Western District of Michigan, Case No. GT-0-12515, Adversary Proceeding No. 06-81006-jdg).  In the complaint, the trustee alleges that Hexcel Reinforcements did business with Second Chance prior to the filing of the Chapter 11 petition by Second Chance and that, within the 90 days prior to the filing of that petition, Second Chance paid Hexcel Reinforcements $3.6 million.  The trustee alleges that all such amounts are voidable preferences under bankruptcy law and seeks return of such funds to Second Chance.  Hexcel disagrees with the trustee’s characterization of the payments. We are not in a position to predict the outcome of the proceeding, but intend to defend it vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York Stock Exchange. The range of high and low sales prices of our common stock on the New York Stock Exchange Composite Tape is contained in Note 23 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2006, 2005 or 2004. The payment of dividends is limited under the terms of certain of our debt agreements.

On February 23, 2007 there were 1,284 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2006	0		N/A	0	0
November 1 — November 30, 2006	0		N/A	0	0
December 1 — December 31, 2006	26,190		$18.09	0	0
Total	26,190	(1)	$18.09	0	0

(1)             All Shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.   Selected Financial Data

The information required by Item 6 is contained on page 31 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 32 to 52 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 49 to 51 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 53 to 96 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on pages 55 to 56 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As of December 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to Hexcel, including the consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934.

There were no significant changes in our internal control over financial reporting identified by management that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, we are undertaking actions to enhance our internal controls surrounding tax accounting.

Management’s report on our internal control over financial reporting and the attestation report of our independent registered public accounting firm on management’s assessment of our internal control over financial reporting are contained on pages 54 to 56 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2006.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2006.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2006.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2006.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2006.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1. Financial Statements

The consolidated financial statements of Hexcel, the notes thereto, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K beginning on page 53.

2. Financial Statement Schedule

The financial statement schedule required by Item 15(a)(2) is included on page 97 of this Annual Report on Form 10-K.

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated March 15, 2006).

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

10.1(a)

First Amendment to Credit Agreement, dated as of December 5, 2006 by and among Hexcel Corporation, the financial institutions listed therein, as Lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 11, 2006).

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

10.8*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Form of Employee Option Agreement (2007).

10.10*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2004).

10.11*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.12*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.13*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.14*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16*

Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.17*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.18*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.19*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.20*	Form of Employee Option Agreement (1997) (incorporated herein by reference to Exhibit 10.4 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.21*	Form of Employee Option Agreement (1996) (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.22*

Form of Retainer Fee Restricted Stock Unit Agreement for Non-Employee Directors (2004 and 2005) (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.23*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2003) (incorporated herein by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.24*

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

10.27*

Form of Retainer Fee Option Agreement for Non-Employee Directors (1997) (incorporated herein by reference to Exhibit 10.8 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.29*	Form of Restricted Stock Unit Agreement (2007).

10.30*	Form of Restricted Stock Unit Agreement (2006) (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 13, 2006).
10.31*	Form of Restricted Stock Unit Agreement (2005) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 12, 2005).

10.32*	Form of Restricted Stock Unit Agreement (2004) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.33*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2004, 2005) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.34*	Form of Reload Option Agreement (1997) (incorporated herein by reference to Exhibit 10.8 of Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.35*	Form of Reload Option Agreement (1996) (incorporated herein by reference to Exhibit 10.10 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

10.36*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.37*	Form of Performance Accelerated Stock Option Agreement (Director) (incorporated herein by reference to Exhibit 10.6 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

10.38*	Form of Performance Based Award Agreement (2007).

10.39*	Form of Performance Based Award Agreement (2006) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.40*

Hexcel Corporation 1997 Employee Stock Purchase Plan, as amended and restated as of March 19, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.41*	Hexcel Corporation Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.42*

Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37 to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.42(a)*

Amendment, dated December 12, 2002, to Employment Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.43(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.42(b)*

Second Amendment, dated as of November 16, 2004, to the Employment Agreement dated as of July 20, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.42(c)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.42(d)*

Employment Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.42(e)*

Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(d) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.42(f)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.42(g)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.43*

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

10.43(c)*

First Amendment to Supplemental Executive Retirement Agreement dated as of July 30, 2001 between Hexcel Corporation and Stephen C. Forsyth (incorporated herein by reference to Exhibit 10.43(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.44*

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

10.47(c)*

Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.47(d)*

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

10.49(b)*

Executive Deferred Compensation and Consulting Agreement, dated as of April 22, 1996, between Hexcel Corporation and Joseph H. Shaulson (incorporated by reference to Exhibit 10.53(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.49(c)

Agreement dated September 12, 2006, between Hexcel Corporation and Joseph H. Shaulson (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated September 18, 2006).

10.50*

Form of Amendment, dated as of November 16, 2004, to Executive Severance Agreement dated as of February 3, 1999 between Hexcel Corporation and each of Messrs. Stephen C. Forsyth, Ira J. Krakower and Joseph H. Shaulson (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.51*

Executive Severance Agreement between Hexcel and Robert G. Hennemuth, dated as of March 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006).

10.51(a)*

Executive Deferred Compensation and Consulting Agreement, dated as of March 20, 2006, between Hexcel Corporation and Robert G. Hennemuth (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006).

10.52*	Director Compensation Program (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.52(a)*	Director Compensation Program, as of December 15, 2005 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 20, 2005).
10.53

Underwriting Agreement, dated as of March 9, 2005 between Hexcel Corporation and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named on schedule I thereto (incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 15, 2006).

10.54

Purchase Agreement, dated January 27, 2005, between Hexcel Corporation and Goldman, Sachs & Co. as representative of the several purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 31, 2005).

10.55

Exchange and Registration Rights Agreement dated as of February 1, 2005 between Hexcel Corporation and Goldman, Sachs and Co. as representatives of the initial purchasers of the 6.75% Senior Subordinated Notes due 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.56

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 28, 2007	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 28, 2007
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN C. FORSYTH	Executive Vice President and	February 28, 2007
(Stephen C. Forsyth)	Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM J. FAZIO	Corporate Controller	February 28, 2007
(William J. Fazio)	(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 28, 2007
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.	Director	February 28, 2007
(H. Arthur Bellows, Jr.)

/s/ LYNN BRUBAKER	Director	February 28, 2007
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 28, 2007
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 28, 2007
(Sandra L. Derickson)

/s/ DAVID C. HURLEY	Director	February 28, 2007
(David C. Hurley)

/s/ DAVID L. PUGH	Director	February 28, 2007
(David L. Pugh)

/s/ MARTIN L. SOLOMON	Director	February 28, 2007
(Martin L. Solomon)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2006	2005	2004	2003	2002

Results of Operations (a):
Net sales	$1,193.1	$1,139.5	$1,051.4	$877.0	$833.4
Cost of sales	928.3	889.4	827.3	707.3	676.0
Gross margin	264.8	250.1	224.1	169.7	157.4

Selling, general and administrative expenses	113.2	104.9	108.8	91.4	84.0
Research and technology expenses	30.4	25.3	23.5	19.7	15.2
Business consolidation and restructuring expenses	14.8	2.9	2.7	3.9	0.5
Other expense (income), net	—	15.1	3.0	(2.2)	—
Operating income	106.4	101.9	86.1	56.9	57.7

Interest expense	28.0	33.9	47.7	53.6	62.8
Non-operating (income) expense, net	(15.7)	40.9	2.2	2.6	(10.3)
Income from continuing operations before income taxes, equity in earnings (losses) and discontinued operations	94.1	27.1	36.2	0.7	5.2
Provision (benefit) for income taxes	34.1	(109.1)	10.3	12.3	10.4
Income (loss) from continuing operations before equity in earnings (losses) and discontinued operations	60.0	136.2	25.9	(11.6)	(5.2)
Equity in earnings (losses) of and write-downs of an investment in affiliated companies	4.1	3.6	1.1	(1.4)	(10.0)
Net income (loss) from continuing operations	64.1	139.8	27.0	(13.0)	(15.2)
Income from discontinued operations, net of tax	1.8	1.5	1.8	1.9	1.6
Net income (loss)	65.9	141.3	28.8	(11.1)	(13.6)
Deemed preferred dividends and accretion	—	(30.8)	(25.4)	(9.6)	—
Net income (loss) available to common shareholders	$65.9	$110.5	$3.4	$(20.7)	$(13.6)
Net income (loss) from continuing operations:
Basic	$0.69	$1.81	$0.04	$(0.59)	$(0.39)
Diluted	$0.67	$1.49	$0.04	$(0.59)	$(0.39)
Net income (loss) per share:
Basic	$0.71	$1.84	$0.09	$(0.54)	$(0.35)
Diluted	$0.69	$1.51	$0.08	$(0.54)	$(0.35)
Weighted average shares outstanding:
Basic	93.4	60.0	39.3	38.6	38.4
Diluted	95.5	93.7	42.1	38.6	38.4

Financial Position (a):
Total assets	$1,012.9	$880.6	$776.8	$722.7	$708.1
Working capital (deficit)	$206.5	$174.5	$157.3	$140.7	$(530.8)
Long-term notes payable and capital lease obligations	$409.8	$416.8	$430.4	$481.3	$—
Stockholders’ equity (deficit) (b)	$301.6	$210.7	$(24.4)	$(93.4)	$(127.4)

Other Data (a):
Depreciation and amortization	$43.4	$46.4	$51.0	$51.5	$46.5
Capital expenditures and deposits for capital purchases	$120.2	$66.4	$37.5	$21.4	$14.7
Shares outstanding at year-end, less treasury stock	93.8	92.6	53.6	38.7	38.5

(a)          All financial data presented has been restated to report our Architectural business in France as a discontinued operation.  Total assets include both current and non-current assets associated with our Architectural business for each period presented.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2006	2005	2004
Net sales	$1,193.1	$1,139.5	$1,051.4
Gross margin %	22.2%	21.9%	21.3%
Operating income	$106.4	$101.9	$86.1
Operating income %	8.9%	8.9%	8.2%
Non-operating (income) expense, net	$(15.7)	$40.9	$2.2
Provision (benefit) for income taxes (a)	$34.1	$(109.1)	$10.3
Equity in earnings of affiliated companies	$4.1	$3.6	$1.1
Income from continuing operations	$64.1	$139.8	$27.0
Income from discontinued operations, net of tax	$1.8	$1.5	$1.8
Net income	$65.9	$141.3	$28.8
Deemed preferred dividends and accretion	$—	$(30.8)	$(25.4)
Net income available to common shareholders	$65.9	$110.5	$3.4
Diluted net income per common share	$0.69	$1.51	$0.08

(a)             The provision (benefit) for income taxes includes non-cash benefits of $4.5 million and $119.2 million for 2006 and 2005, respectively, arising from the reversal of the previously recorded valuation allowance against our U.S. deferred tax assets.  See Note 13 in the accompanying consolidated financial statements for further detail.

Business Trends

The primary markets we serve continued to grow in 2006.  Our customers continue to expand their use of advanced structural materials.

•                  The commercial aerospace market continued to grow in 2006.  The International Civil Aviation Organization estimates that global passenger traffic measured as revenue passenger kilometers increased by 5.9% in 2006.  Boeing and Airbus have reported commercial aircraft net orders of 1,834 in 2006.   They made 832 new commercial aircraft deliveries, 25% higher that the 668 delivered in 2005.  Both Boeing and Airbus have announced they expect to further increase deliveries in 2007.

•                    Reflecting the strength of our customers’ demand, our commercial aerospace sales increased by 16.7% in 2006 compared to 2005 despite the further push-out in production and deliveries of the Airbus A380 that impacted our commercial aerospace revenues in the second half of the year.  On average, we deliver our products six months ahead of the delivery of aircraft.  New development aircraft can result in revenues for years before launch into full production.  The growth in our commercial aerospace revenues reflects the strength of demand from Boeing and applications for our products in the production of engines and nacelles as well as regional and business aircraft.  While the A380 successfully obtained its type certificate in December 2006 as planned, wiring variations to customize the aircraft for the many customer configurations resulted in a further push out of deliveries. The practical consequence is to delay the ramp-up of aircraft production until 2008. By the fourth quarter of 2006, the beginnings of the supply chain adjustments were evident in our revenues from this program.

•                  2006 provided further confirmation of the longstanding trend of the commercial aerospace industry utilizing a greater proportion of advanced composite materials with each new generation of aircraft.  Among the new aircraft orders received by Boeing and Airbus were orders for their new composite-rich aircraft in development.  Boeing has now recorded 468 orders and commitments for its 787 Dreamliner aircraft.  Boeing has indicated that this aircraft will have at least 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its 777 aircraft.  The 787 is expected to enter into service in 2008.  In December 2006, Airbus announced the launch of the A350 XWB which they indicated will also have at least 50% composite content by weight.  The A350 is expected to enter into service by 2013.  Meanwhile, the first Airbus A380 delivery now expected in late 2007 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured.

•                    With increased production of large commercial aircraft in 2007, we anticipate that our revenues tied to Boeing and other commercial aircraft programs will grow more than 10% in 2007. With the push-out of the A380, revenues from Airbus programs are likely to be lower than in 2006, particularly in the first half of 2007 when the growth in aircraft production is unlikely to offset the revenues we saw from the A380 program in 2006.  As a result, total 2007 commercial aerospace revenues are projected to be flat to slightly up over 2006, but should strengthen as we move into 2008 and begin to see the ramp-up in Boeing 787 and Airbus A380 production as well as projected line rate increases in other programs.

•                  The benefit Hexcel ultimately derives from new aircraft programs depends upon a number of factors, including the design requirements of its customers, the suitability of our products against similar products offered by our competitors, and the requirements our customers and their subcontractors award to us. We expect the continuing transition from metals to composites will continue to increase our average revenues per aircraft over time.

•                  Our sales to the Space & Defense market in 2006 were comparable to 2005.  Inventory adjustments at certain rotorcraft customers slowed revenue growth from historical levels for much of the year.  There is evidence that these corrections are coming to an end and therefore we anticipate revenue growth recovering to historic levels in 2007.  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs around the world.

•                  Our revenues from applications outside aerospace declined compared to 2005 as orders for military body armor declined sharply in the first three quarters of 2006.  New funding authorized by Congress in October started to reverse the trend in the fourth quarter.  Revenues from materials used to build the blades of wind turbine applications again showed strong growth, up over 17% compared to 2005, offsetting some of the impact of the decline in ballistics revenues.  The growth was driven by the increased number of global wind turbine installations during the year.  The outlook for wind energy remains robust with growing global demand for renewable energy and we anticipate another year of mid-to-high teens revenue growth.  Sales to other industrial applications, such as recreational products, were constrained by the global shortage of industrial carbon fiber and were generally flat compared to 2005.

•                    As a whole, the growth in all our major markets will be moderated by the impact of the push-out in A380 deliveries.  Taking these factors into consideration, 2007 consolidated revenues are anticipated to grow in a range of 5-10% year-on-year assuming the Euro and British pound currency exchange rates for the year of 2007 are comparable to 2006.

Further information regarding our outlook for 2007 is contained in our Form 8-K dated December 13, 2006.  This 8-K should be read in conjunction with the risk factor section included in this Form 10-K.

Portfolio Review

In July of 2006, we announced our intention to explore strategic alternatives for portions of our Reinforcements business segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines.   In doing so, we decided to combine our Reinforcements activities related to advanced composites with our Composites and Structures business segments into a single organization, and explore the potential divestiture of the ballistics, electronics, architectural and general industrial products lines within our Reinforcements business segment.

In October of 2006, we reached agreement in principle to sell our architectural business.  The agreement contemplates the sale of the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  The assets to be sold have been clearly identified and a review of the activities required to complete the divestiture plan has indicated that it is unlikely that significant changes will be made, or that the divestiture plan will be withdrawn.  We entered into a definitive agreement for that transaction on February 12, 2007 and expect to complete it during the first quarter of 2007.  We have concluded that the transaction satisfied the accounting considerations to be reported as discontinued operations and have been reported the component as such in our financial statements.

The revenues of product lines still subject to this strategic review and potential disposition are the Industrial and Electronic revenues of our Reinforcements business segment.  These revenues were $155 million during 2006 compared to $200 million during 2005.  The revenues to be retained are the Commercial Aerospace revenues of our Reinforcements business segment, which were $80.2 million and $69.1 million in 2006 and 2005, respectively. The specific assets and associated revenues subject to potential divesture may change as we complete our review and any related transactions.

In December of 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.   The unit purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.  TechFab is headquartered in Anderson, SC and manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006.  The TechFab joint venture was part of our Reinforcements business segment.

Upon completion of the remaining elements of our strategic review and related divestitures together with the integration of our company’s business operations into a single organization focused on advanced composites materials, we will redefine our business segments to reflect our future organization and business focus.

Results of Operations

We have three reportable segments: Composites, Reinforcements and Structures.  Although these strategic business units provide customers with different products and services, they often overlap within four end market segments: Commercial Aerospace, Industrial, Space & Defense, and Electronics.   We find it meaningful to evaluate the performance of our segments through the four end market segments.  Further discussion and additional financial information about our segments may be found in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2006 Compared to 2005

Net Sales:  Consolidated net sales of $1,193.1 million for 2006 were $53.6 million, or 4.7% higher than the $1,139.5 million of net sales for 2005. The increase was primarily attributable to sales growth within Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2006 as in 2005 (“in constant currency”), consolidated net sales for 2006 would have been $50.5 million higher than the 2005 net sales of $1,139.5 million at $1,190.0 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2006 and 2005:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2006 Net Sales
Composites	$446.3	$208.9	$192.8	$—	$848.0
Reinforcements	80.2	103.2	—	51.8	235.2
Structures	91.5	—	18.4	—	109.9
Total	$618.0	$312.1	$211.2	$51.8	$1,193.1
	52%	26%	18%	4%	100%
2005 Net Sales
Composites	$392.7	$200.6	$193.7	$—	$787.0
Reinforcements	69.1	143.3	—	56.9	269.3
Structures	67.6	—	15.6	—	83.2
Total	$529.4	$343.9	$209.3	$56.9	$1,139.5
	47%	30%	18%	5%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $88.6 million or 16.7% to $618.0 million for 2006 as compared to net sales of $529.4 million for 2005. Net sales of the Composites business segment were $53.6 million higher, up 13.6% from 2005.  Net sales of the Reinforcements business segment were higher by $11.1 million, up 16.1% from 2005.  Net sales of the Structures business segment to commercial aerospace applications increased by $23.9 million or 35.4% to $91.5 million in 2006.  In constant currency, net sales to the commercial aerospace market segment increased $87.5 million, or 16.5%, to $616.9 million.

Our overall year-over-year improvement was driven by increases in aircraft production in 2006 and 2007 by Boeing, Airbus and other aircraft manufacturers, as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.

We continue to pursue the increased use of advanced structural materials in each new generation of aircraft.  Boeing and Airbus are currently developing the 787 and A350XWB aircraft, respectively, each of which will utilize a higher percentage of advanced structural materials than any previous large commercial aircraft.

Industrial:  Net sales of $312.1 million for 2006 decreased by $31.8 million, or 9.2%, compared to net sales of $343.9 million in 2005.  In constant currency, net sales to the industrial market segment decreased $33.1 million or 9.6%, to $310.8 million. This decrease was primarily due to lower revenues from reinforcement fabrics used in body armor ballistic applications offset in part by strong growth in sales of composite materials used in wind energy applications.

Sales of composite materials used to manufacture wind turbine blades grew 17% compared to 2005, and now represents the largest contributor within our Industrial market segment.  These results reflect the underlying growth in global wind turbine installations.  Our sales of reinforcement fabrics used in ballistic applications decreased by 35% compared to 2005; however, as a result of the new personal protection funding authorized by Congress, we saw some improvement in this segment at the end of 2006, and expect continued improvement in 2007.  Revenues for 2006 from other industrial applications were 3.5% lower than in 2005.

Space & Defense:  Net sales of $211.2 million increased $1.9 million, or 0.9%, for 2006 as compared to net sales of $209.3 million for 2005. In constant currency, net sales increased $1.1 million to $210.4 million.  Some inventory corrections at certain of our rotorcraft customers during 2006 constrained revenue growth compared to 2005.  The revenues that we derive from military and space programs tend to vary quarter to quarter based on customer ordering patterns and manufacturing campaigns.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs, including the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, and the Blackhawk, the Tiger and the NH90 helicopters.  In addition, the EADS A400M military transport aircraft and the F-35 (joint strike fighter or JSF) are currently under development and should enter low rate initial production later in the decade.

Electronics: Net sales of $51.8 million in 2006 decreased by $5.1 million, or 9.0%, as compared to net sales of $56.9 million for 2005.  On a constant currency basis, net sales to the electronics market segment decreased by $5.0 million, or 8.8%, to $51.9 million.  To better match regional production capacities and anticipated demand, in December 2005 we announced plans to consolidate certain of our glass fabric production activities in France, and in January 2006 we announced plans to consolidate our North American electronics production activities into our Statesville, North Carolina plant and to close our plant in Washington, Georgia.

Gross Margin: Gross margin for 2006 was $264.8 million, or 22.2% of net sales, compared to gross margin of $250.1 million, or 21.9% of net sales, in 2005.  The improvement reflects primarily the contribution of higher net sales from Commercial Aerospace and our continued focus on cost containment. The gross margin for 2006 included an accrual of $2.0 million for projected additional environmental remediation costs at a former manufacturing site.

The gross margin for our Composites business unit was $192.1 million or $16.0 million higher than the previous year.  The gross margin for our Reinforcements business unit was $56.6 million or $6.8 million lower than the previous year resulting primarily from a decrease of $34.1 million in sales.  Gross margin attributable to our Structures business unit increased $8.8 million to $20.3 million, primarily due to higher aircraft build rates and new programs.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $113.2 million, or 9.5% of net sales, for 2006 compared with $104.9 million, or 9.2% of net sales, for 2005.  The $8.3 million increase in SG&A expenses reflects, among other factors, an increase of $6.3 million for share-based compensation following our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) and $1.1 million of disposition costs associated with potential divestures.

Research and Technology Expenses: R&T expenses for 2006 were $30.4 million, or 2.5% of net sales, compared with $25.3 million, or 2.2% of net sales, for 2005.  The $5.1 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities.

Other Expense, Net:  We did not incur any costs classified as other operating expense in 2006.  Other expense, net for 2005 was $15.1 million. Included in other expense was an accrual of $16.5 million for the settlement of litigation matters offset partially by a $1.4 million gain on the sale of surplus land at one of our manufacturing facilities.  Refer to Note 21 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Operating Income: Operating income for 2006 was $106.4 million compared with operating income of $101.9 million for 2005.  Operating income as a percent of sales was 8.9% for both 2006 and 2005.  The $4.5 million increase in operating income is due in part to greater sales for 2006 resulting in an increase in gross margin, and the fact that we incurred other expense, net, of $15.1 million in 2005 and there was no such expense in 2006.  As previously mentioned, during 2006 we incurred increased SG&A expenses of $6.3 million primarily due to the adoption of FAS 123(R) and increased R&T expenses of $5.1 million, primarily attributable to an increase qualification activities.  In addition, business consolidation and restructuring expenses increased $11.9 million over the prior year to $14.8 million.  The increase in business consolidation and restructuring expenses result primarily from our organizational realignment and reduction of stranded costs that will result from divestures associated with our portfolio review, the closure of our Washington, Georgia facility as well as the continuing costs associated with the closure of our Livermore, California facility.

Operating income for the Composites business segment increased $1.1 million or 1.1% to $105.1 million, as compared to $104.0 million for 2005. Operating income for the Composites business segment includes $2.9 million in share-based compensation expense in 2006.  The Reinforcements business segment’s operating income decreased $14.7 million, as compared with 2005, to $26.0 million resulting from decreased sales, share-based compensation expense of $1.5 million in 2006 and $1.1 million of disposition costs associated with potential divestures.  The Structures segment’s operating income increased by $5.4 million compared with 2005 to $13.4 million, resulting primarily from higher sales volumes.

We did not allocate corporate operating expenses of $38.1 million and $50.8 million to operating segments in 2006 and 2005, respectively.  The year-on-year decrease in corporate operating expenses of $12.7 million is primarily attributable to expense of $16.5 million associated with litigation settlements in 2005, offset by increased share-based compensation of $2.5 million resulting from the adoption of FAS 123(R).

Interest Expense:  Interest expense for 2006 was $28.0 million compared to $33.9 million for 2005. The $5.9 million decline in interest expense primarily reflects a $3.5 million increase in interest expense capitalized in 2006 as a result of our carbon fiber capacity expansion.  Cash interest paid decreased by $14.0 million during 2006 to $26.0 million compared to $40.0 million for 2005.  Refer to Notes 9 and 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Operating (Income) Expense, Net:  Non-operating income for 2006 was $15.7 million compared to non-operating expense, net of $40.9 million in 2005. During 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.  As a result of the sale, we recognized a gain of $15.7 million in the fourth quarter of 2006.  During 2005, we recognized $40.9 million in losses on the early retirement of debt, $40.3 million resulting from the first quarter’s debt refinancing.  Refer to Notes 8, 9 and 22 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Provision (Benefit) for Income Taxes:  During 2006, we recorded a tax provision $34.1 million or 36.2% of pre-tax income.  The full year tax provision included a $4.5 million benefit of the reversal of the valuation allowance against our U.S. deferred tax assets related to capital losses.  During the fourth quarter of 2005, we recorded a $119.2 million benefit from the reversal of the majority of the previously recorded valuation allowance established on our U.S. federal, state and local deferred tax assets except for that portion where the evidence did not yet support a reversal.

As of December 31, 2006, no evidence exists to support the reversal of the $6.2 million valuation allowance related to our Belgian subsidiary.  Consistent with prior years, we continue to adjust our tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies was $4.1 million in 2006 compared to $3.6 million in 2005. The year-over-year improvement resulted from higher equity in earnings reported by the Structures business segment’s joint ventures in China and Malaysia.  We recorded equity in earnings of affiliated companies of $1.9 million and $3.0 million during 2006 and 2005, respectively, related to the joint venture interests sold or dissolved during 2006. Equity in earnings of affiliated companies does not affect our cash flows.  For additional information, see Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Income from Continuing Operations:  Net income from continuing operations was $64.1 million, or $0.67 per diluted share for the year ended December 31, 2006 compared to $139.8 million, or $1.49 per diluted common share for the year ended December 31, 2005.  The decrease reflects the results discussed above.

Income from Discontinued Operations, Net:  Income from discontinued operations was $1.8 million, or $0.02 per diluted common share for the year ended December 31, 2006 compared to $1.5 million, or $0.02 per diluted common share for the year ended December 31, 2005.  In October of 2006, we reached agreement in principle to sell our architectural business.  The transaction is proceeding as expected and is anticipated to close during the first quarter of 2007.  For additional information, see Note 2 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Deemed Preferred Dividends and Accretion:  We recognized deemed preferred dividends and accretion of $30.8 million for 2005.  Included in deemed preferred dividends and accretion for 2005 are accelerated charges of $23.2 million resulting from the conversions of mandatorily redeemable convertible preferred stock into common stock. For additional information, see Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income Available to Common Shareholders and Net Income Per Common Share:

(In millions, except per share data)	2006	2005
Net income available to common shareholders	$65.9	$110.5
Diluted net income per common share	$0.69	$1.51
Diluted weighted average shares outstanding	95.5	93.7

A portion of the Company’s stock options were excluded from the computation of diluted net income per common share for the years ended December 31, 2006 and 2005 as they were anti-dilutive.  For additional information, see Note 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2005 Compared to 2004

Net Sales:  Consolidated net sales of $1,139.5 million for 2005 were $88.1 million, or 8.41% higher than the $1,051.4 million of net sales for 2004. The increase was primarily attributable to sales growth within the Commercial Aerospace and Space & Defense markets.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2005 as in 2004 (“in constant currency”), consolidated net sales for 2005 would have been $87.4 million higher than the 2004 net sales of $1,051.4 million at $1,138.8 million.

The following table summarizes net sales to third-party customers by business segment and end market segment in 2005 and 2004:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Electronics	Total
2005 Net Sales
Composites	$392.7	$200.6	$193.7	$—	$787.0
Reinforcements	69.1	143.3	—	56.9	269.3
Structures	67.6	—	15.6	—	83.2
Total	$529.4	$343.9	$209.3	$56.9	$1,139.5
	47%	30%	18%	5%	100%
2004 Net Sales
Composites	$337.6	$164.1	$182.2	$—	$683.9
Reinforcements	64.6	169.9	—	61.8	296.3
Structures	60.3	—	10.9	—	71.2
Total	$462.5	$334.0	$193.1	$61.8	$1,051.4
	44%	32%	18%	6%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $66.9 million or 14.5% to $529.4 million for 2005 as compared to net sales of $462.5 million for 2004.    In constant currency, net sales to the commercial aerospace market segment increased $67.3 million, or 14.6%, to $529.8 million.  Net sales of Composites business segment were $55.1 million higher, up 16.3% from 2004.  Net sales of the Reinforcements business segment were higher by $4.5 million, up 7.0% from 2004.  The net sales of the Structures business segment to commercial aerospace applications increased by $7.3 million or 12.1% to $67.6 million in 2005.

The overall year-over-year improvement was driven by higher aircraft production rates by Boeing and Airbus as they increased the number of aircraft they manufacture and deliver in 2005 and 2006.  We have also benefited from the favorable mix of aircraft being manufactured by our customers that utilize more composite materials.

Industrial:  Net sales of $343.9 million for 2005 increased by $9.9 million, or 3.0%, compared to net sales of $334.0 million in 2004.  In constant currency, net sales to the industrial market segment increased $9.0 million or 2.7%, to $343.0 million. This increase was primarily due to strong growth in sales of composite materials used in wind energy applications, offset by lower revenues from reinforcement fabrics used in body armor ballistic applications.  Revenues for 2005 from other industrial applications, including recreational, architectural and automotive segments, were relatively consistent with 2004 results.

Sales in composite materials used to manufacture wind turbine blades grew 58% compared to 2004, and led to the overall growth of the industrial market segment.  These results reflect the underlying growth in global wind turbine installations and the share gains we made in the second half of 2004.

Our sales of reinforcement fabrics used in ballistic applications decreased by 16% compared to 2004, as the recent body armor re-equipment cycle for U.S. military started to slow.

While sales of composite products to recreational applications were consistent with 2004, the tightening in the supply of carbon fiber, particularly as commercial aerospace demand increased, restricted the available supply of carbon fiber to industrial applications that utilize this fiber, and affected our ability to supply products for these applications.

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

Gross Margin: Gross margin for 2005 was $250.1 million, or 21.9% of net sales, compared to gross margin of $224.1 million, or 21.3% of net sales, in 2004.  The improvement reflected the impact of higher net sales and our continuing efforts to keep the rate of change in our costs lower than the rate of growth in sales, and the benefit of available manufacturing capacity within many of our manufacturing plants.

The gross margin for the Composites business unit was $20.0 million higher than the prior year.  The benefit of higher sales volume and productivity improvements more than offset changes in raw material and utility prices as well as changes in labor, freight and fixed production costs.  The gross margin percentage for 2005 was 22.4% versus 22.2% for 2004 in part due the changes in our hedged foreign currency exchange rates compared to 2004.

The gross margin for the Reinforcements business unit was $1.4 million higher than the prior year.  The gross margin percentage was 23.5% for 2005 compared to 20.9% for 2004.  The decline in revenues from ballistic applications was offset by the growth of revenues from composite reinforcement applications.

The gross margin for the Structures business unit was $4.7 million higher than the prior year.  Gross margin percentage increased by approximately 4% over last year.  Higher sales volume, productivity improvements, cost control and favorable sales mix generated this improvement.

Selling, General and Administrative Expenses:  SG&A expenses were $104.9 million, or 9.2% of net sales, for 2005 compared with $108.8 million, or 10.3% of net sales, for 2004.  The $3.9 million decrease in SG&A expenses reflected, among other factors, the $2.3 million provision recorded in 2004 against accounts receivable from Second Chance Body Armor following their Chapter 11 bankruptcy filing on October 17, 2004 and a $2.1 million reduction in 2005 spending compared to 2004 related to compliance with the Sarbanes-Oxley Act.  Partially offsetting these favorable impacts were higher legal fees and expenses related to carbon fiber litigation settlements.

Research and Technology Expenses: R&T expenses for 2005 were $25.3 million, or 2.2% of net sales, compared with $23.5 million, or 2.2% of net sales, for 2004.  The $1.8 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities.

Other Expense, Net:  Other expense, net for 2005 was $15.1 million compared to $3.0 million in 2004. Included in other expense were accruals of $16.5 million and $7.0 million for the settlement of litigation matters for the years ended December 31, 2005 and 2004, respectively. In addition, during 2005 and 2004, we recognized a $1.4 million and a $4.0 million gain, respectively, on the sale of surplus land at one of our manufacturing facilities.  Refer to Note 21 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Operating Income: Operating income for 2005 was $101.9 million, or 8.9% of net sales, compared with operating income of $86.1 million, or 8.2% of net sales, for 2004.  The increase in operating income was primarily driven by increased net sales contributing to improved percentage gross margins and lower SG&A expenses.  Partially offsetting these favorable impacts was an increase in other expenses, net as described above.

Operating income for the Composites business segment increased $14.9 million or 16.7% to $104.0 million, as compared to $89.1 million for 2004. Year-on-year sales growth of 15.1% drove this improvement.  The Reinforcements business segment’s operating income increased $3.7 million, as compared with 2004, to $40.7 million despite decreased revenues of $27.0 million.  In 2004, the business segment recorded a $2.3 million provision against accounts receivable from Second Chance Body Armor. The Structures segment’s operating income increased by $4.2 million compared with 2004 to $8.0 million, resulting primarily from the 16.9% growth in sales productivity improvements, cost control and favorable sales mix.

We did not allocate corporate operating expenses of $50.8 million and $43.8 million to operating segments in 2005 and 2004, respectively.  The year-on-year increase in corporate operating expenses of $7.0 million included a year-over-year increase of $9.5 million related to litigation settlements.  Additionally, we incurred legal fees and expenses of $1.9 million in the third quarter, 2005 associated with the carbon fiber litigation settlements.  Partly offsetting these unfavorable impacts were reduced incentive compensation accruals and lower expenses associated with compliance with the Sarbanes-Oxley Act.

Interest Expense:  Interest expense for 2005 was $33.9 million compared to $47.7 million for 2004. The $13.8 million decline in interest expense primarily reflected lower interest rates as a result of our refinancing during the first quarter of 2005 offset by slightly higher average debt in 2005. Refer to Notes 9 and 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Operating Expense, Net:  Non-operating expense, net for 2005 was $40.9 million compared to $2.2 million in 2004. During 2005, we recognized $40.9 million in losses on the early retirement of debt, $40.3 million resulting from the first quarter’s debt refinancing.  During 2004, we recognized a $3.2 million loss on the early retirement of debt resulting primarily from the redemption of $44.8 million of our senior subordinated notes during the year.  This loss was partially offset by a $1.0 million gain attributable to the sale of securities obtained through a de-mutualization of an insurance company.  Refer to Note 22 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Provision (Benefit) for Income Taxes:  During the fourth quarter of 2005, we reversed the majority of the previously recorded valuation allowance established on our U.S. federal, state and local deferred tax assets except for that portion where the evidence does not yet support a reversal.  As a result of our decision to reverse the valuation allowance, we recorded in the fourth quarter of 2005 a $119.2 million benefit relating to the reversal of its tax provision.

As of December 31, 2005, no evidence existed to support the reversal of the $5.5 million valuation allowance related to our Belgian subsidiary.  Consistent with prior years, we continue to adjust its tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies was $3.6 million in 2005 compared to $1.1 million in 2004. The year-over-year improvement resulted from higher equity in earnings reported by TechFab, the Reinforcements business segment’s joint venture, and improved overall equity earnings associated with the Structures business segment’s joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect our cash flows.

Deemed Preferred Dividends and Accretion:  We recognized deemed preferred dividends and accretion of $30.8 million and $25.4 million for 2005 and 2004, respectively.  Included in deemed preferred dividends and accretion for 2005 and 2004 were accelerated charges of $23.2 million and $12.9 million, respectively, resulting from the conversions of mandatorily redeemable convertible preferred stock into common stock. For additional information, see Note 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income Available to Common Shareholders and Net Income Per Common Share:

(In millions, except per share data)	2005	2004
Net income available to common shareholders	$110.5	$3.4
Diluted net income per common share	$1.51	$0.08
Diluted weighted average shares outstanding	93.7	42.1

Our convertible subordinated debentures, due 2011, and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the year ended December 31, 2004.  A portion of our stock options were excluded from the computation of diluted net income per common share for the years ended December 31, 2005 and 2004 as they were anti-dilutive.  For additional information, see Note 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  In connection with this action, we expect to incur severance and relocation expenses of up to $10 million.  During 2006, we recorded business consolidation and restructuring expenses of $7.6 million in connection with this action, of which $7.4 million and $0.2 million related to employee severance and relocation costs, respectively.  We expect to continue to incur business consolidation and restructuring expense in 2007.

Electronics Program

In December 2005, we announced plans to consolidate certain of our glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our North American electronics production activities into our Statesville, North Carolina plant and to close our plant in Washington, Georgia. These actions were aimed at matching regional production capacities with available demand. For the years ended December 31, 2006 and 2005, we recognized business consolidation and restructuring expenses of $5.6 and $0.3 million, respectively, related to this program for employee severance, facility closure and equipment relocation costs.  This program is substantially complete.

Livermore 2004 Program

In January 2004, we announced the consolidation of activities of our Livermore, California facility into other operations, principally the Salt Lake City, Utah plant. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, are being incurred over several years. We expect to cease manufacturing and complete the transfer of activities from this facility by the end of the first quarter of 2007.  We will then commence the disposal of remaining manufacturing equipment, followed by the demolition of the facility and the preparation of the manufacturing site for sale.  We will continue to incur costs associated with the facility’s closure and demolition until the property is sold.  For both the years ended December 31, 2006 and 2005, we recognized business consolidation and restructuring expenses of $1.8 million, related to this program for employee severance, facility closure and equipment relocation costs.

During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postretirement Benefits, instead of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  As a result of this determination, we made an adjustment in the first quarter of 2006, and concluded that the impact was not material to either the current period or to any prior periods.

November 2001 Program

In November 2001, we announced a program to restructure our business operations as a result of reductions in commercial aircraft production and depressed business conditions in the electronics market.  For the year ended December 31, 2006, we recognized a change in estimate decreasing business consolidation and restructuring expenses by $0.2 million. For the year ended December 31, 2005, we recognized business consolidation and restructuring expenses of $0.8 million.  This program is substantially complete.  Severance and lease payments will continue into 2009.

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	1.9	2.8
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	1.9	2.7
Cash expenditures	(2.0)	(2.5)	(4.5)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses
Current period expenses	10.1	4.9	15.0
Change in estimated expense	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	9.9	4.9	14.8
Cash expenditures	(2.9)	(5.3)	(8.2)
Currency translation adjustments	0.2	—	0.2
Balance as of December 31, 2006	$10.7	$0.3	$11.0

Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Benefits under the defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method. Depending on the plan, postretirement health care and life insurance benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 or 25 years of service, respectively.  We also make profit sharing contributions when we meet or exceed certain performance targets, which are set annually.

Under the retirement savings plans, eligible U.S. employees can contribute up to 20% of their compensation to an individual 401(k) retirement savings account.  We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.

Effective December 31, 2000, we made certain changes to our U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that we contributed to individual 401(k) retirement savings accounts and an offsetting curtailment of our U.S. qualified defined benefit retirement plan (“U.S. Qualified Plan”). Beginning January 1, 2001, we started to contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in our U.S. Qualified Plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date.  In December 2006, our Board of Directors voted to terminate the U.S. Qualified Plan as of April 1, 2007, subject to appropriate regulatory approval.  The U.S. Qualified Plan had been slowly self-liquidating as a result of its curtailed status and our decision to fund lump-sum payouts to employees who were participants in this plan and either retired or left Hexcel.  Our greatly improved financial condition strongly influenced our decision and that of our Board of Directors to terminate the plan by providing the opportunity for either lump-sum or annuity payments to all participants in the plan in accordance with the terms of the plan and all appropriate government regulations.  Final termination of the U.S. Qualified Plan is expected to occur in either the fourth quarter of 2007, or early 2008.

Historically, we have developed an asset allocation policy for the U.S. Qualified Plan with consideration of the following long-term investment objectives: achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with an expected total portfolio return of 7.5%, and minimizing the impact of market fluctuations on the fair value of the plan assets. In connection with our decision to terminate the U.S. Qualified Plan, we also made the decision to liquidate all our equity investments in the plan. As such, as of December 31, 2006, our cash balances in this plan exceed the plan’s targeted range. Such cash balances will be invested in high quality government securities with maturities of one year or less, as the termination process continues into 2007. In addition, the U.S. Qualified Plan’s managed fixed income portfolio will be liquidated during 2007.

Changes made to the actual asset allocations outside of targeted policy ranges as a result of the decision to terminate the U.S. Qualified Plan were approved by our Board of Directors. In 2006, we made an additional cash contribution of $1.9 million to the plan to fund lump-sum payments.

In addition to the broad asset allocations described above, the following investment policies apply to individual asset classes: equity investments can include common and preferred securities, American Depository Receipts, as well as mutual funds in such securities. The portfolios are required to be diversified among industries and economic sectors. No more than 10% of the plan’s assets may be in illiquid securities. To enhance diversification and liquidity, equity investments have historically been directed into mutual funds. Short sales, margin purchases and similar speculative transactions are prohibited. Fixed income investments are oriented toward risk adverse, investment grade securities. The short-term portion of the portfolio will be invested in high-grade commercial paper (rated A-1 and P-1), treasury bills, and short-term repurchase agreements (collateralized by U.S. Treasury or Agency issue or commercial paper), approved bankers’ acceptances and approved domestic certificates of deposit of banks. Longer-term fixed income purchases will be limited to issues rated at or above BBB- by Standard & Poor’s and Baa3 by Moody’s, while the entire portfolio must have a minimum overall rating of AA by both rating agencies. Short sales, margin purchases and similar speculative transactions are prohibited. The portfolio should compare favorably to the Lehman Bros. Aggregate Index over a 5-year period.

We use long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and asset allocations to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.S. Qualified Plan. As a result of an annual review of historical returns, market trends, and our recent asset allocation reflecting the decision to terminate the plan, we have reduced our expected long-term rate of return for the 2007 plan year to 5%.  We expect that during the termination process the majority of the plan’s assets will be invested in high quality government securities with maturities of one year, or less.

We account for our defined benefit retirement plans and our postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”), and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”), respectively.  These actuarial models require the use of certain assumptions, such as the expected long-term rate of return, discount rate, rate of compensation increase, healthcare cost trend rates, and retirement and mortality rates, to determine the net periodic costs of such plans.   These assumptions are reviewed and set annually at the beginning of each year.  In addition, these models use an “attribution approach” that generally spreads individual events, such as plan amendments and changes in actuarial assumptions, over the service lives of the employees in the plan.  That is, employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of retirement and postretirement benefit plans are earned in, and should follow, the same pattern.

We use our actual return experience, future expectations of long-term investment returns, and our actual and targeted asset allocations to develop our expected rate of return assumption used in the net periodic cost calculations of our funded U.S. and European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between our expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is amortized over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  Recent declines in discount rates have increased our net periodic costs for the three years ended December 31, 2006 and the unfunded status of our funded qualified plan as of December 31, 2006 and 2005.  The discount rate assumption used to calculate net periodic retirement related costs for the U.S. funded plan in 2006 was 4.75% compared to a discount rate of 5.5% used in 2005 and 5.75% used in 2004.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. These rates used have remained relatively constant over the past three years and are expected to remain constant for 2007.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

For more information regarding our retirement and other postretirement benefit plans, including information related to our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”), see Notes 1 and 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 21.3%, 18.8% and 19.3% of our 2006, 2005 and 2004 net sales, respectively, were to Boeing and its subcontractors.  Of the 21.3% of sales to Boeing and its subcontractors in 2006, 16.1% and 5.2% related to commercial aerospace and space and defense market applications, respectively.  Approximately 22.6%, 22.1% and 20.7% of our 2006, 2005 and 2004 net sales, respectively, were to EADS, including Airbus, and its subcontractors.  Of the 22.6% of sales to EADS and its subcontractors in 2006, 19.4% and 3.2% related to commercial aerospace and space and defense market applications, respectively.

(In millions)	2006	2005	2004
Commercial:
Boeing and subcontractors	$191.6	$154.5	$139.5
EADS and subcontractors	232.0	215.9	187.7
Total	$423.6	$370.4	$327.2
Space & Defense:
Boeing and subcontractors	$62.9	$63.3	$67.4
EADS and subcontractors	37.7	40.7	34.4
Total	$100.6	$104.0	$101.8

Financial Condition

Liquidity: During the first quarter of 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into a $350.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2006, we had aggregate borrowings of $183.6 million outstanding under the Senior Secured Credit Facility consisting of term loans, and had issued letters of credit under the Senior Secured Credit Facility totaling $4.3 million.  Cash and cash equivalents as of December 31, 2006 was $25.7 million.

As of December 31, 2006, our total debt, net of cash, was $386.6 million, a decrease of $12.2 million from $398.8 million as of December 31, 2005.  The reduction in net debt reflected the net cash provided by operating activities of $100.6 million, cash proceeds of $22.0 million and $10.6 from the TechFab sale and activity under stock plans, respectively, offset by $120.2 million of capital expenditures and deposits for capital purchases during the year.

Net cash from operating activities is our primary source of funds to finance working capital and capital expenditures each year.  Over the last three years, net cash from operating activities has provided a source of funds ranging between $72.2 million and $100.6 million per year.  Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures and debt service requirements.  We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of December 31, 2006 was $120.7 million.  As of December 31, 2006, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations, and if necessary, supplemented with long-term borrowings and other debt or equity financing. The availability and terms of any such financing will depend upon market and other conditions at the time.  Proceeds received from our divestiture activities will be initially used to prepay debt and finance capital expenditures

Credit Facilities:        On March 1, 2005, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010.  Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given point depends on our leverage.  Initially the interest rate on the term loan was LIBOR + 175bps and on the revolving loan the interest rate was initially LIBOR +200bps.  Effective as of September 1, 2005, the interest rate on the revolving loan stepped down to LIBOR + 175bps.  The Senior Secured Credit Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and our material U.S. subsidiaries, and 65% of the share capital of our Danish subsidiary and first-tier U.K. subsidiary.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million, of which $4.3 million were outstanding as of December 31, 2006.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.

We are required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for our leverage (the ratios of total debt to EBITDA), interest coverage (the ratio of EBITDA to book interest), and capital expenditures (not to exceed specified annual expenditures).  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the Senior Secured Credit Facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2006, we were in compliance with the financial covenants under the Senior Secured Credit Facility.  In December 2006, our lenders agreed to amend the credit agreement to permit the planned divestitures of portions of the Reinforcements business segment and to increase the maximum allowable capital expenditures in the calendar years of 2006 and 2007 to $135.0 million and $150.0 million, respectively.  In addition as a result of the amendment, our minimum interest coverage ratio was increased from 3.75 to 4.00, and our maximum leverage ratio was decreased from 3.50 to 3.25.

In addition, we have available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements. These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Operating Activities:  We generated $100.6 million from operating activities during 2006.  Net income generated from continuing operations plus non-cash charges (depreciation and amortization) contributed $109.1 million of cash flow.  The deferral of tax payments of $17.0 million, business consolidation and restructuring activities (expense net of payments) of $6.6 million, share-based compensation of $9.2 million and dividends from affiliates of $1.3 million, were also positive contributors of cash.  A net decrease in working capital of $19.5 million, a $15.7 million gain on the sale of an investment in an affiliated company and equity earnings of $4.1 million partially offset cash generated by operations.

Net cash provided by operating activities was $72.2 million in 2005 as compared to $89.2 million generated in 2004.  The year-on-year decrease of $17.0 million was primarily attributable to litigation settlements of $23.3 million paid during 2005, $7.0 million of which had been accrued for at December 31, 2004.  Business consolidation and restructuring payments of $2.7 million during 2005 were $1.8 million lower than in 2004.   Net working capital decreased in 2005 reflecting the impact of increased accounts receivable and inventories combined with a decrease in accounts payable and accrued liabilities. Dividends of $3.1 million and $3.0 million were received from an affiliated company during 2005 and 2004, respectively.

Investing Activities:  Net cash used for investing activities was $98.2 million in 2006 compared to $72.5 million in 2005.  Cash expenditures and deposits for capital purchases increased $53.8 million over 2005, primarily related to our carbon fiber expansion programs.  During 2006, we received proceeds of $22.0 million in connection with the sale of our ownership interest in TechFab, an affiliated company.  During 2005, we had made a $7.5 million cash investment in BHA Aero, an affiliated company.

With increased demand for our products, we made capital expenditures in 2006 to increase our manufacturing capacity, and will make further expenditures in 2007. Among these investments, we are implementing an expansion of our carbon fiber manufacturing capacity to increase output by approximately 50%.  We completed the addition of a precursor line at our Decatur, Alabama facility, and the addition of a carbon fiber line at our Salt Lake City, Utah facility in December 2006.  These lines are expected to start supplying fiber for industrial and recreational applications towards the end of the first quarter of 2007 and to be certified to produce fibers for aerospace applications by the end of the year.  We are continuing with the construction of a new carbon fiber line at Illescas, Spain which we anticipate will be completed by the end of 2007, with the line being certified to produce fibers for aerospace applications during 2008. Capital expenditures for 2007 are projected to be similar in value to those made in 2006; however, actual capital expenditures will depend upon the progress of new carbon fiber opportunities and the growth in demand from our wind energy customers during the year.

Net cash used in investing activities was $72.5 million in 2005, or $41.5 million greater than 2004.  Cash expenditures and deposits for capital purchases increased $28.9 million over 2004, including activities related to our carbon fiber expansion programs.  In addition, we made a $7.5 million cash investment in BHA Aero, an affiliated company.  During 2005, we received $1.4 million in cash proceeds from the sale of surplus land, which was $5.1 million lower than amounts received during the prior year.

Net cash used for investing activities was $31.0 million in 2004.  Cash used for capital expenditures of $37.5 million was offset in part by proceeds of $6.5 million from the sale of surplus land.

Financing Activities:  Net cash provided by financing activities was $2.6 million during 2006.  During 2006, we received $10.6 million from activity under stock plans.  In addition, we made net payments of $6.4 million on the outstanding balance of our senior secured credit facility and made capital lease payments and other debt of $1.6 million.

Net cash used for financing activities was $40.7 million for 2005 compared with $41.6 million in 2004. During 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of December 31, 2005 under the Senior Secured Credit Facility were $190.0 million, consisting of $185.0 million of term loans and $5.0 million of revolver loans.  In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes, due 2015.  The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility.  Proceeds from the Senior Secured Credit Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures, due 2011, and pay $42.1 million of cash transaction costs related to the refinancing.

Net cash used for financing activities was $41.6 million in 2004.  During 2004, we utilized cash provided by operating activities, net of cash used for investing activities, together with $12.8 million of cash from activity under our stock plans to pay down outstanding borrowings under the Senior Secured Credit Facility, repay other long-term debt and capital lease obligations, and to repurchase, at a premium, $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009.

Financial Obligations and Commitments:  As of December 31, 2006, current maturities of notes payable and capital lease obligations were $2.5 million.  Debt obligations maturing in 2007 include $1.9 million due under the term loan portion of the Senior Secured Credit Facility, $0.3 million of drawings under European credit and overdraft facilities and $0.3 million due under capital lease obligations.  The European credit and overdraft facilities available to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $4.3 million as of December 31, 2006.  We had no letters of credit issued separately from this credit facility.  While the letters of credit issued will expire under their terms in 2007, most, if not all, will be re-issued.

The following table summarizes the scheduled maturities as of December 31, 2006 of financial obligations and expiration dates of commitments for the years ended 2007 through 2011 and thereafter.

(In millions)	2007	2008	2009	2010	2011	Thereafter	Total
Senior secured credit facility – revolver due 2010	$—	$—	$—	$—	$—	$—	$—
Senior secured credit facility – term B loan due 2012	1.9	1.9	1.9	1.9	132.1	43.9	183.6
European credit and overdraft facilities	0.3	—	—	—	—	—	0.3
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	0.3	0.3	0.3	0.1	0.1	2.3	3.4
Subtotal	2.5	2.2	2.2	2.0	132.2	271.2	412.3
Operating leases	5.6	4.3	3.2	2.6	2.5	6.9	25.1
Total financial obligations	$8.1	$6.5	$5.4	$4.6	$134.7	$278.1	$437.4

Letters of credit	$4.3	$—	$—	$—	$—	$—	$4.3
Interest payments	29.8	29.7	29.6	28.3	24.3	53.9	195.6
Benefit plan contributions	6.0	—	—	—	—	—	6.0
Other commitments	6.1	—	—	—	—	—	6.1
Total commitments	$46.2	$29.7	$29.6	$28.3	$24.3	$53.9	$212.0

For further information regarding the our financial obligations and commitments, see Notes 8, 9, 10, and 12 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared based upon the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect amounts reported in our financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and any such differences may be significant to the financial statements.  The accounting policies below are those we believe are the most critical to the preparation of our financial statements and require the most difficult, subjective and complex judgments.  Our other accounting policies are described in the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.

Accounts Receivable

We ensure that accounts receivable balances are reported at net realizable value by establishing an appropriate allowance for doubtful accounts. The allowance for doubtful accounts is based upon, among other factors, a review of the credit-worthiness of our customers, our historical loss experience, and the economic environment within which we operate, and requires a considerable amount of judgment.  We estimate our allowance for doubtful accounts based upon two sets of criteria: a review of specifically identified individual customer accounts that are evaluated for collectibility, and an overall evaluation of the collectibility of our total accounts receivable.

Individual specific customer accounts are reviewed for collectibility when, based upon current information and events, there exists a potential write-off of all, or a portion, of a customer’s outstanding receivable balance.  Factors considered in assessing collectibility include a customer’s extended payment delinquency, an assessment of a customer’s credit-worthiness and a consideration of a customer’s request for restructuring, or its filing for protection under the bankruptcy code.  An allowance for doubtful accounts is established based upon our assessment of the uncollectible portion of the accounts receivable balance.

In addition, an overall evaluation of the collectibility of our total accounts receivable balance is performed by giving consideration to such factors as past collection experience, available credit insurance, customer and industry trends, economic and market conditions, the financial condition of customers (i.e. bankruptcy, liens, increases in days sales outstanding), and current overall aging trends when compared to the previous years’ aging of accounts receivable.  Based upon this evaluation, an additional allowance for doubtful accounts may be established.

Our total allowance for doubtful accounts at December 31, 2006 and 2005 was $1.8 million and $6.4 million, respectively, representing approximately 1.0% of gross accounts receivable at December 31, 2006 and 4.0% of gross accounts receivable at December 31, 2005.

Although we cannot predict when, or if, a customer’s account will become uncollectible, or when an overall evaluation of the total accounts receivable balance will result in a change in the allowance for doubtful accounts, for illustration purposes we have calculated the impact on the allowance for doubtful accounts and the consolidated statements of operations of a 1 percentage point change +/- calculated as a percentage of the gross accounts receivable balance, as follows:

(In millions)	2006		2005
Gross accounts receivable	$183.3	$183.3	$159.4	$159.4
Percentage change	(1)%	1%	(1)%	1%
Impact on statements of operations	$(1.8)	$1.8	$(1.6)	$1.6

Inventories

We ensure that inventories are reported at the lower of cost or market by establishing appropriate reserves for excess, obsolete and unmarketable inventories and, if appropriate, reducing inventories to current estimated market values.  Cost is determined using the standard cost method for our Composites and Reinforcements business segments and the weighted average cost method for our Structures business segment.  Cost of inventories includes the cost of raw material, purchased parts, labor and production overhead cost.  We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on age of inventory, historical usage and the estimated forecast of product demand and production requirements.  Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories.  When we have determined that our current inventory levels exceed future demand, inventories are adjusted by increasing reserve balances and recording a charge to cost of goods sold at the time of such determination thus reducing inventories to estimated net realizable value.  In instances where it is determined that current inventory levels are deemed to be lower than estimated future demand, no adjustment is required.

Our inventory reserves at December 31, 2006 and 2005 were $16.4 million and $16.6 million, respectively, representing 8.7% and 10.2% of gross inventories at December 31, 2006 and 2005, respectively.

Product Warranties

We provide for an estimated amount of potential liability related to product warranty at the time revenue is recognized.  The amount of the warranty liability accrued reflects our estimate of the expected future costs of warranty claims.  The estimate for warranty obligations is applicable to all three of our segments, and is estimated on the basis of two components:  a review of specifically identified potential warranty claims, and an overall evaluation of potential product warranty liability.  The warranty reserve established is reviewed periodically, and at least quarterly, for adequacy and appropriateness of amount.

Individual specific warranty claims are reviewed for possible accrual when, based upon current information and events, a potential individual warranty matter has been identified.  In those instances when judgment would indicate that an accrual is appropriate, and when the estimated financial impact is deemed to be significant, a product warranty claim liability will be established.  Specific accruals are supported by written documentation from our sales and marketing organization that would include the nature of the issue, the expected resolution date and estimated amount or range of liability.  We would accrue for the estimated warranty claim at an amount no less than the minimum estimated potential liability and no more than the potential maximum estimated amount.  The accrual amount may change only with documentation of a specific change in the estimated impact amount or range of potential liability.

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

While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and material suppliers, our product warranty obligations are affected by product failure rates and material usage.  Should actual product failure rates and material usage differ from our estimates, revisions to the estimated product warranty costs would be required.

Our accrual for product warranties at December 31, 2006 and 2005 was $4.6 million and $3.1 million, respectively, representing 0.4% and 0.3% of net sales for the years ended December 31, 2006 and 2005, respectively.

Although we cannot predict when or if a product warranty claim will occur, for illustration purposes the table below provides the impact on the accrual for product warranties and the consolidated statements of operations of a .15 percentage point change +/-. The percentage used is based on our average historical percentage used in calculating our accrual for product warranties over the last three years.

(In millions)	2006		2005
Net sales	$1,193.1	$1,193.1	$1,139.5	$1,139.5
Percentage change	(0.15)%	0.15%	(0.15)%	0.15%
Impact on statements of operations	$(1.8)	$1.8	$(1.7)	$1.7

Deferred Tax Assets

As of December 31, 2006, we have $122.0 million in net deferred tax assets consisting of deferred tax assets of $163.3 million offset by deferred tax liabilities of $14.9 million and a valuation allowance of $26.4 million.  The net deferred tax asset balance of $132.1 million as of December 31, 2005 consisted of deferred tax assets of $164.4 million offset by deferred tax liabilities of $15.9 million and a valuation allowance of $16.4 million.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required.  Positive evidence would include, for example, a strong earnings history, an event that will reduce our taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in early future years.

During the fourth quarter of 2005, in accordance with the FAS 109, we reversed $119.2 million of the previously recorded valuation allowance established on its U.S. federal and state deferred tax assets for that portion where the evidence does not yet support a reversal.  FAS 109 requires that positive evidence supporting a reversal of a valuation allowance outweigh any negative evidence.  Based on a detailed analysis conducted during the fourth quarter of 2005, we concluded that evidence exists to support the U.S. valuation allowance reversal made as of December 31, 2005.

As a result of our decision to reverse the valuation allowance, we recognized in the fourth quarter of 2005 a $119.2 million benefit to our tax provision.  In addition, we increased our additional paid-in capital by $10.8 million for the tax benefit related to the conversion of restricted stock units and the exercise of stock options embedded in the net operating losses and tax affected the balances held in “accumulated other comprehensive loss.”

As of December 31, 2006, no evidence exists to support the reversal of the $6.2 million valuation allowance related to our Belgian subsidiary.  Consistent with prior years, we continue to adjust our tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to currently generated Belgian net operating income (losses).  This practice will continue until such time as the Belgian operations have evidenced the ability to consistently generate sufficient taxable income such that in future years we can reasonably expect that the deferred tax assets can be utilized.

Long-Lived Assets and Goodwill

We have significant long-lived assets.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third-party appraised values depending on the nature of the asset.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts, and asset lives.  In 2006, no long-lived assets were impaired.

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of fair value is determined based either on discounted cash flows or third-party appraised values.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2006, we updated valuations for all reporting units with goodwill using either third-party appraisals, or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired.

Share-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), using the modified prospective transition method.  FAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  FAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, FAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (ii) and compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123(R).  Share based compensation expense capitalized for the year ended December 31, 2006 was not material.

Prior to our adoption of FAS 123(R), stock-based compensation was accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under FAS 123.  Under the intrinsic value method in APB 25, we did not record any compensation cost related to stock options issued in the majority of instances since the exercise price of stock options granted to employees equaled the market price of our stock at the date of grant.  However, for restricted stock awards, the intrinsic value as of the date of grant was amortized to compensation expense over the vesting period.

Restricted stock units (“RSUs”) are grants that entitle the holder to shares of common stock as the award vests (generally over three years).  Performance accelerated restricted stock units (“PARs”) are a form of RSU which are convertible to an equal number of shares of our common stock and generally vest at the end of a seven-year period or sooner upon the attainment of certain financial or stock performance objectives.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target.  The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period.  At the end of the performance period, the number of shares of stock to be issued will be determined based on the extent to which the pre-determined performance criteria is met, and can range between 0% and 150% of the target amount.  The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be certified by our Board of Directors or a Committee of the Board after the conclusion of the performance period.

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions as for the years ended December 31, 2006 and 2005:

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
Prior to 2006, we determined expected volatility based on actual historic volatility.  With the adoption of FAS 123(R), we determined expected volatility based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weighed both volatility inputs equally and took an average of both the historic and implied volatility to arrive at the volatility input for the Black-Scholes calculation.  Consistent with 2005, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.   No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Our 2005 and 2006 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee.  Employees who terminate employment other than for “cause” (as defined in the relevant employee option or RSU agreement), and who meet the definition of retirement in the relevant employee option or RSU agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options or RSUs vest in accordance with the vesting schedule set forth in the option or RSU agreement.  Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option or RSU fully vests.  RSUs and options are deemed to be vested when an employee meets the definition of retirement. The treatment of PRSUs upon retirement differs from that of options and RSUs, as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement and based on the extent to which the performance criteria is met; however, if employed at the end of the performance period he is entitled to the entire grant (based on the extent to which the performance criteria is met).  As a result of these provisions, under the terms of FAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.  Prior to our adoption of FAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, health and safety matters.  We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey and Kent, Washington sites is accrued in the consolidated balance sheets. As of December 31, 2006 and 2005, our aggregate environmental related accruals were $5.3 million and $4.2 million, respectively. As of December 31, 2006 and 2005, $2.4 million and $1.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.7 million and $1.9 million higher at December 31, 2006 and 2005, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the years ended December 31, 2006, 2005, and

2004 was $2.8 million, $1.4 million, and $1.2 million, respectively. In addition, the Company’s operating costs relating to environmental compliance were $8.0 million, $6.5 million, and $6.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $0.8 million for the year ended December 31, 2006 and $1.1 million for each of the years ended December 31, 2005 and 2004. We expect the level of spending on remediation, environmental compliance and capital spending in 2007 to approximate spending levels in prior years. A discussion of environmental matters is contained above and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Market Risks

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

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2006 of $28.0 million would have been $29.3 million and $26.7 million, respectively.

Interest Rate Swap Agreements

In May 2005 we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of its floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at December 31, 2006 and 2005 was an asset of $1.0 million and $0.9 million, respectively.  A net gain of $0.6 million and a loss of $0.1 million was recognized as a component of “interest expense” for 2006 and 2005, respectively.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at December 31, 2006 and 2005 of both the loan and the swap agreement, after scheduled amortization, was 4.5 million Euros against $5.9 million and 8.5 million Euros against $10.1 million, respectively.  The fair value and carrying amount of this swap agreement was a liability of $1.2 million and $1.3 million at December 31, 2006 and 2005, respectively. During 2006 and 2005, hedge ineffectiveness was immaterial. A net credit of $0.8 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively, was recognized as a component of “comprehensive income (loss).”  Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in our French subsidiary, Hexcel Holdings SAS.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel Holdings SAS are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the fourth quarter of 2006 was immaterial.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2006 was a liability of $2.7 million.

Foreign Currency Exchange Risks

We operate seven manufacturing facilities in Europe, which generated approximately 49% of our 2006 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro. We also conduct business or have joint venture investments in Japan, China, Malaysia, and Australia, and sell products to customers throughout the world.

In 2006, our European subsidiaries had third-party sales of $578.7 million of which approximately 33% were denominated in U.S. dollars, 60% were denominated in Euros and 7% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, before the benefit of foreign currency hedging, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

We attempt to net individual functional currency positions of our various European subsidiaries, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts.  We attempt to hedge some, but not necessarily all, of the net exposures of our European subsidiaries resulting from sales they make in non-functional currencies.  The benefit of such hedges varies with time and the foreign exchange rates at which the hedges are set.  For example, when the Euro strengthened against the U.S. dollar, the benefit of new hedges placed was much less than the value of hedges they replaced that were entered into when the U.S. dollar was stronger.  We seek to place additional foreign currency hedges when the dollar strengthens against the Euro or British pound.  We do not seek to hedge the value of our European subsidiaries’ functional currency sales and profitability in U.S. dollars.  We also enter into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions.  Consistent with the nature of the economic hedge provided by such contracts, any unrealized gain or loss would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

We have performed a sensitivity analysis as of December 31, 2006 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts offset by the underlying exposures.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an immaterial impact on our results.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2009.  The aggregate notional amount of these contracts was $72.6 million and $112.9 million at December 31, 2006 and 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the years ended December 31, 2006, 2005 and 2004 was as follows:

(In millions)	2006	2005	2004
Unrealized (losses) gains at beginning of period	$(2.3)	$1.3	$6.4
Losses (gains) reclassified to net sales	0.1	0.6	(6.7)
Increase (decrease) in fair value, net of tax	6.1	(4.2)	1.6
Unrealized (losses) gains at end of period	$3.9	$(2.3)	$1.3

Unrealized gains of $3.7 million recorded in “accumulated other comprehensive loss,” net of tax, as of December 31, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges for foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004.  During the third quarter of 2006, we sold the remaining outstanding options, with a notional value of $3.8 million, for proceeds of $0.1 million.  The nominal amount of such options was $7.5 million at December 31, 2005.  The options were designated as cash flow hedges.  There was no ineffectiveness for either 2006 or 2005.  For the twelve months ended December 31, 2006 and 2005, the change in fair value recognized in “accumulated other comprehensive loss” was a credit of $0.5 million and a charge of $0.5 million, respectively.  The balance sheet value was an asset of $0.1 million at December 31, 2005.  During 2006, losses of $0.4 million were reclassified to net sales and we had an increase in fair market value of $0.1 million.

Utility Price Risks

We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas.  To minimize the risk, from time to time we enter into fixed price contracts at certain of our manufacturing locations for a portion of our energy usage for periods of up to one year.  Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our future consolidated results of operations.

Other Risks

As of December 31, 2006, the aggregate fair value of our senior subordinated notes, due 2015, was $221.6 million.  The fair value was estimated on the basis of quoted market prices, although trading in this debt security is limited and may not reflect fair value.  The fair value is subject to fluctuations based on our performance, our credit rating, and changes in interest rates for debt securities with similar terms.

Recently Issued Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), to address diversity in practice and clarify the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”), recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.  FIN 48 is effective for fiscal years beginning after December 15, 2006 (as of January 1, 2007 for calendar year companies). Companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored.  We are currently evaluating the impact of FIN 48 on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued FAS 158.  FAS 158 requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated statement of financial position.  In addition, we must also recognize as a component of “accumulated other comprehensive loss”, net of tax, the gains or losses and prior service costs or credits that arise, but are not recognized as components of net periodic benefit cost pursuant to FAS 87.

We have recognized the funded status of our benefit plans in accordance with the provisions set forth by FAS 158.  The following table summarizes the impact of adoption on our financial statements.

(In millions)	Pre-FAS 158 Adjustments (a)	FAS 158 Adoption Adjustments	Post FAS 158
Accrued pension liability	$(41.1)	$(24.1)	$(65.2)
Deferred tax asset	$2.1	$7.1	$9.2
AOCI — pension, net of tax	$15.8	$17.0	$32.8
AOCI — pension, pre-tax	$17.9	$24.1	$42.0	(b)

(a)             Includes additional minimum pension liability adjustments.

(b)            Amortization of $2.9 million to be included in periodic pension costs in 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in order to address the observed diversity in quantification practices with respect to misstatements in annual financial statements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method.  We historically used the “roll-over” method for quantifying identified financial statement misstatements.  The “roll-over”

method focuses primarily on the impact of a misstatement on the income statement, while the “iron-curtain” method focuses primarily on the effect of correcting the period-end balance sheet.

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

We adopted SAB 108 in the fourth quarter of 2006. Misstatements identified subject to SAB 108, which were previously considered immaterial to our financial statements under the “roll-over” method, but are considered to have a material impact under the “dual approach” method prescribed by SAB 108, were related to the overstatement of reserves for inventory, bad debts and other expense accruals held on our books prior to 2000. In the fourth quarter of 2006, we identified errors in our accounting for certain deferred tax assets as of December 31, 2005. These errors have been corrected under the provisions of SAB 108. Specifically, the accounting for the deferred tax asset arising from the minimum pension obligation reflected in AOCI as of December 31, 2005 was overstated and resulted in an overstatement of the release of the valuation allowance against our U.S. net deferred tax assets as of that date. Additionally, we identified unrecorded deferred tax assets as of December 31, 2005 primarily related to general business and foreign tax credits, and capital loss carryforwards. The impact of these adjustments is a net increase in deferred tax assets of $10.3 million and an increase in the valuation allowance of $13.8 million.

The following is a summary of the after-tax impact to retained earnings of adopting SAB 108:

(In millions)	Increase (Decrease)
Reduction of allowance for doubtful accounts	$1.9
Reduction in inventory reserves	1.7
Reduction in accrued expenses	1.0
Tax effect	(1.6)
Sub-total	3.0
Increase in deferred tax assets	10.3
Increase in valuation allowance	(13.8)
After-tax impact on retained earnings	$(0.5)

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 (as of January 1, 2008 for calendar year companies). The provisions of FAS 157 will be applied prospectively to fair value measurements and disclosures in our consolidated financial statements beginning in the first quarter of 2008.  We are currently evaluating the impact of FAS 157 on our results of operations.

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

The Audit Committee of the Board of Directors reviews and monitors the financial reports and accounting practices of Hexcel.  These reports and practices are reviewed regularly by management and by our independent registered public accounting firm, PricewaterhouseCoopers LLP, in connection with the audit of our consolidated financial statements.  The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent registered public accounting firm.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Hexcel Corporation:

We have completed integrated audits of Hexcel Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
February 28, 2007

Hexcel Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In millions)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$25.7	$21.0
Accounts receivable, net	181.5	153.0
Inventories, net	171.5	146.0
Assets held for sale	10.5	7.6
Prepaid expenses and other current assets	36.6	42.7
Total current assets	425.8	370.3

Net property, plant and equipment	370.4	279.9
Goodwill and other intangible assets	75.9	74.5
Investments in affiliated companies	11.1	14.3
Assets held for sale	5.9	5.7
Deferred tax assets	101.5	107.6
Other assets	22.3	28.3

Total assets	$1,012.9	$880.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.5	$3.0
Accounts payable	104.0	92.2
Accrued compensation and benefits	42.4	47.6
Accrued interest	8.8	8.6
Business consolidation and restructuring liabilities	11.0	4.2
Liabilities related to assets held for sale	6.2	3.8
Other accrued liabilities	44.4	36.4
Total current liabilities	219.3	195.8

Long-term notes payable and capital lease obligations	409.8	416.8
Long-term retirement obligations	71.2	42.0
Liabilities related to assets held for sale	1.4	1.2
Other non-current liabilities	9.6	14.1
Total liabilities	711.3	669.9

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares of stock authorized, no shares issued or outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 200.0 shares of stock authorized, 95.5 and 94.1 shares of stock issued at December 31, 2006 and 2005, respectively	1.0	0.9
Additional paid-in capital	479.3	455.0
Accumulated deficit	(157.1)	(222.5)
Accumulated other comprehensive loss	(1.8)	(7.3)
	321.4	226.1
Less: Treasury stock, at cost, 1.7 and 1.5 shares at December 31, 2006 and 2005, respectively	(19.8)	(15.4)
Total stockholders’ equity	301.6	210.7
Total liabilities and stockholders’ equity	$1,012.9	$880.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

(In millions, except per share data)	2006	2005	2004

Net sales	$1,193.1	$1,139.5	$1,051.4
Cost of sales	928.3	889.4	827.3
Gross margin	264.8	250.1	224.1

Selling, general and administrative expenses	113.2	104.9	108.8
Research and technology expenses	30.4	25.3	23.5
Business consolidation and restructuring expenses	14.8	2.9	2.7
Other expense, net	—	15.1	3.0
Operating income	106.4	101.9	86.1

Interest expense	28.0	33.9	47.7
Non-operating (income) expense, net	(15.7)	40.9	2.2
Income from continuing operations before income taxes, equity in earnings and discontinued operations	94.1	27.1	36.2

Provision (benefit) for income taxes	34.1	(109.1)	10.3
Income from continuing operations before equity in earnings and discontinued operations	60.0	136.2	25.9

Equity in earnings of investments in affiliated companies	4.1	3.6	1.1
Net income from continuing operations	64.1	139.8	27.0

Income from discontinued operations, net of tax	1.8	1.5	1.8
Net income	65.9	141.3	28.8

Deemed preferred dividends and accretion	—	(30.8)	(25.4)
Net income available to common shareholders	$65.9	$110.5	$3.4

Income from continuing operations per common share:
Basic	$0.69	$1.81	$0.04
Diluted	$0.67	$1.49	$0.04
Net income per common share:
Basic	$0.71	$1.84	$0.09
Diluted	$0.69	$1.51	$0.08

Weighted average common shares outstanding:
Basic	93.4	60.0	39.3
Diluted	95.5	93.7	42.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Retained	Accumulated		Total
(In millions)	Par	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income(Loss)	Treasury Shares	Stockholders’ Equity (Deficit)	Comprehensive Income
Balance, December 31, 2003	$0.4	$303.5	$(392.6)	$8.8	$(13.5)	$(93.4)
Net income			28.8			28.8	$28.8
Currency translation adjustments				13.0		13.0	13.0
Net unrealized loss on financial instruments, net of tax				(5.6)		(5.6)	(5.6)
Minimum pension obligation, net of tax				2.2		2.2	2.2
Comprehensive income							$38.4
Conversion of mandatory redeemable preferred stock	0.1	40.8				40.9
Deemed preferred dividends and accretion		(25.4)				(25.4)
Activity under stock plans		15.6			(0.5)	15.1
Balance, December 31, 2004	$0.5	$334.5	$(363.8)	$18.4	$(14.0)	$(24.4)
Net income			141.3			141.3	$141.3
Currency translation adjustments				(26.1)		(26.1)	(26.1)
Net unrealized loss on financial instruments, net of tax				(3.5)		(3.5)	(3.5)
Minimum pension obligation, net of tax				3.9		3.9	3.9
Comprehensive income							$115.6
Deemed preferred dividends and accretion		(30.8)				(30.8)
Conversion of mandatorily redeemable preferred stock	0.4	120.9				121.3
Activity under stock plans		30.4			(1.4)	29.0
Balance, December 31, 2005	$0.9	$455.0	$(222.5)	$(7.3)	$(15.4)	$210.7
Net income			65.9			65.9	$65.9
Retained earnings adjustment -SAB 108			(0.5)			(0.5)	(0.5)
Currency translation adjustments				19.3		19.3	19.3
Net unrealized gain on financial instruments, net of tax				7.8		7.8	7.8
Accrued minimum pension liability, net of tax				(4.6)		(4.6)	(4.6)
Comprehensive income							$87.9
Pension obligation — FAS 158, net of tax				(17.0)		(17.0)
Activity under stock plans	0.1	24.3			(4.4)	20.0
Balance, December 31, 2006	$1.0	$479.3	$(157.1)	$(1.8)	$(19.8)	$301.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

(In millions)	2006	2005	2004
Cash flows from operating activities of continuing operations
Net income	$65.9	$141.3	$28.8
Income from discontinued operations, net of tax	(1.8)	(1.5)	(1.8)
Net income from continuing operations	64.1	139.8	27.0

Reconciliation to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43.4	46.4	51.0
Amortization of debt discount and deferred financing costs	1.6	2.0	3.3
Deferred income taxes (benefit)	17.0	(118.4)	(1.1)
Business consolidation and restructuring expenses	14.8	2.9	2.7
Business consolidation and restructuring payments	(8.2)	(2.7)	(4.5)
Loss on early retirement of debt	—	40.9	3.2
Equity in earnings of investments in affiliated companies	(4.1)	(3.6)	(1.1)
Dividends from affiliated companies	1.3	3.1	3.0
Share-based compensation	9.2	2.2	—
Gain on sale of investment in an affiliated company	(15.7)	—	—

Changes in assets and liabilities:
Increase in accounts receivable	(14.4)	(17.7)	(19.2)
Increase in inventories	(16.1)	(18.4)	(16.1)
(Increase) decrease in prepaid expenses and other current assets	(0.6)	4.4	(7.4)
Increase (decrease) in accounts payable and accrued liabilities	11.6	(10.2)	47.3
Changes in other non-current assets and long-term liabilities	(3.3)	1.5	1.1
Net cash provided by operating activities of continuing operations	100.6	72.2	89.2

Cash flows from investing activities of continuing operations
Capital expenditures and deposits for capital purchases	(120.2)	(66.4)	(37.5)
Proceeds from sale of an investment in an affiliated company	22.0	—	—
Proceeds from sale of assets	—	1.4	6.5
Investment in affiliated companies	—	(7.5)	—
Net cash used for investing activities of continuing operations	(98.2)	(72.5)	(31.0)

Cash flows from financing activities of continuing operations
Proceeds from the issuance of long-term debt	—	450.0	—
Repayments and redemption of long-term debt	(1.4)	(469.5)	(52.8)
(Repayments of) proceeds from senior secured credit facility — revolver, net	(5.0)	5.0	—
(Repayments of) proceeds from capital lease obligations and other debt, net	(1.6)	0.7	(1.6)
Issuance costs related to debt and equity offerings	—	(12.1)	—
Debt retirement costs	—	(30.0)	—
Activity under stock plans and other	10.6	15.2	12.8
Net cash provided by (used for) financing activities of continuing operations	2.6	(40.7)	(41.6)

Net cash provided by (used for) operating activities of discontinued operations	2.5	3.4	(0.3)
Net cash used for investing activities of discontinued operations	(0.3)	(0.5)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	1.9	(0.2)
Net increase (decrease) in cash and cash equivalents	4.7	(36.2)	15.5
Cash and cash equivalents at beginning of year	21.0	57.2	41.7
Cash and cash equivalents at end of year	$25.7	$21.0	$57.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Consolidation Principles and Nature of Operations

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits.

We are a leading producer of advanced structural materials.  We develop, manufacture and market lightweight, high-performance reinforcement products, composite materials and composite structures for use in the commercial aerospace, industrial, space and defense, and electronics markets.  Our materials are used in a wide variety of end products, such as commercial and military aircraft, space launch vehicles and satellites, printed wiring boards, body armor, wind turbine blades, high-speed trains, cars and trucks, bicycles, skis, snowboards and other recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales offices located in Asia Pacific.  We are also an investor in two joint ventures, which manufacture composite structures and interiors in Asia. Investments in affiliated companies, in which our interests are generally between 25% and 40% and where we do not have the ability to exercise significant influence over the financial and operating decisions, nor are the primary beneficiary, are accounted for using the equity method of accounting.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  We provide allowances for obsolete and unmarketable inventory.  As of December 31, 2006 and 2005, inventory allowances were $16.4 million and $16.6 million, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  In accordance with the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of the fair value is determined based either on discounted cash flows or third-party appraised values.  The determination of fair value includes a high degree of judgment and the use of significant estimates and assumptions and requires the use of discount rates, market premiums, and financial forecasts.  During the fourth quarter of 2006, we updated valuations for all reporting units with goodwill using either third-party appraisals or discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired (see Note 7).

Software Development Costs

Costs incurred to develop software for internal-use are accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred.  Costs incurred during the application development stage are capitalized and amortized over the useful life of the software.  The carrying value of capitalized software development costs is reviewed for impairment.  An impairment loss is recognized when the we determine that the carrying value of these assets is in excess of the fair value based on a discounted cash flow method or other such methods for determining fair value.

Long-Lived Assets

We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based on our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value may be determined based either on discounted cash flows or third-party appraised values depending on the nature of the asset.  The assessment of fair value requires a considerable amount of judgment, including the determination of discount rates, market premiums, financial forecasts and asset lives.  During 2006, no long-lived assets were impaired.

Investments

We have investments in affiliated companies with equity interests ranging from 25% to 40% (see Note 8).  Upon assessment of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), we believe that certain of these affiliated companies would be considered variable interest entities (“VIEs”).  However, we do not control the financial and operating decisions of these companies, nor do we consider ourselves the primary beneficiary of these entities.  As such, we account for our share of the operating performance of these affiliated companies using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.  We review our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.  We record an investment impairment charge when the decline in value is considered to be other than temporary.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 5 to 10 years.  At December 31, 2006 and 2005, deferred debt financing costs were $9.5 million and $11.1 million, net of accumulated amortization of $6.4 million and $4.7 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), using the modified prospective transition method.  FAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statement of operations.  FAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, FAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123, (ii) and compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123(R).  Share based compensation expense capitalized as of December 31, 2006 was not material.

Prior to our adoption of FAS 123(R), stock-based compensation was accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under FAS 123.  Under the intrinsic value method in APB 25, we did not record any compensation cost related to stock options issued in the majority of instances since the exercise price of stock options granted to employees equaled the market price of our stock at the date of grant.  However, for restricted stock awards (“RSUs”), the intrinsic value as of the date of grant was amortized to compensation expense over the vesting period.

RSUs are grants that entitle the holder to shares of common stock as the award vests (generally over three years).  Performance accelerated restricted stock units (“PARS”) are a form of RSU which are convertible to an equal number of shares of our common stock and generally vest at the end of a seven-year period or sooner upon the attainment of certain financial or stock performance objectives.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target.  The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period.  At the end of the performance period, the number of shares of stock issued will be determined based on the extent to which the pre-determined performance criteria is met, and can range between 0% and 150% of the target amount.  The final performance percentage, on which the payout will be based considering metrics established for the period, will be certified by our Board of Directors or a Committee of the Board after the conclusion of the performance period.

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions as for the years ended December 31, 2006 and 2005:

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
Prior to 2006, we determined expected volatility based on actual historic volatility.  With the adoption of FAS 123(R), we determined expected volatility based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weighed both volatility inputs equally and took an average of both the historic and implied volatility to arrive at the volatility input for the Black-Scholes calculation.  Consistent with 2005, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.   No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.
Our 2005 and 2006 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee.  Employees who terminate employment other than for “cause” (as defined in the relevant employee option or RSU agreement), and who meet the definition of retirement in the relevant employee option or RSU agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options or RSUs vest in accordance with the vesting schedule set forth in the option or RSU agreement.  Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option or RSU fully vests.  RSUs and options are deemed to be vested when an employee meets the definition of retirement. The treatment of PRSUs upon retirement differs from that of options and RSUs, as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement and based on the extent to which the performance criteria are met; however, if employed at the end of the performance period the employee is entitled to the entire grant (based on the extent to which the performance criteria is met).  As a result of these provisions, under the terms of FAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.  Prior to our adoption of FAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in “accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and were not material to our consolidated results of operations in 2006, 2005 or 2004.

Revenue Recognition

Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment. Revenues derived from design, installation and support services are recognized when the service is provided, or alternatively, when the product to which the service relates is delivered to the customer. We accrue for sales returns and allowances based on its historical experience at the time of sale.

Product Warranty

We provide for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.

Shipping and Handling Costs

We recognize shipping and handling costs as incurred as a component of “cost of sales” in the consolidated statements of operations. Shipping and handling costs billed to the customer for reimbursement purposes are not significant.

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings. Such costs are related to the development and in certain instances the qualification and certification of new and improved products and their uses. R&T costs are expensed as incurred. R&T costs were $30.4 million, $25.3 million and $23.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

We provide for income taxes using the liability approach prescribed by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). Under the liability approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. When events and circumstances so dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income. During 2006 and 2005, we recognized through our tax provision a $4.5 million and $119.2 million reversal, respectively, of our previously recorded U.S. deferred tax asset valuation allowance (see Note 13).

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Our sales to two customers and their related subcontractors accounted for approximately 43.9%, 41.6%, and 40.8% of our 2006, 2005 and 2004 net sales, respectively. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $1.8 million and $6.4 million, respectively. Bad debt expense was $0.1 million, $0.9 million, and $3.0 million in 2006, 2005, and 2004, respectively.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage our risk to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. We designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the effective portions of changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income. We designate our interest rate swap agreements as fair value hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur. We do not use financial instruments for trading or speculative purposes.
We follow the guidance in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“FAS 138”). FAS 133 requires an entity to recognize all derivatives as either assets or liabilities on our balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting (see Note 16).

Self-insurance

We are self-insured up to specific levels for certain liabilities. Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims. Effective January 1, 2002, we expanded our self-insured medical program to cover the majority of U.S. non-union employees, in order to more effectively manage our medical costs. The program includes “stop loss” insurance, which caps our risk at $200,000 per individual per annum. By its nature, as compared to traditional insurance plans, self-insured medical coverage may increase the monthly volatility in our operating results and in our cash flows.

Recently Issued Accounting Standards

During July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), to address diversity in practice and clarify the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.
Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax impact is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, Accounting for Contingencies, recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.  FIN 48 is effective for fiscal years beginning after December 15, 2006 (as of January 1, 2007 for calendar year companies). Companies will be required to evaluate the impact of adoption on its internal control processes to ensure that all uncertain tax positions are identified, assessed and continually monitored.  We are currently evaluating the impact of FIN 48 on our financial condition, results of operations and cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”).  FAS 158 requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated balance sheet.  In addition, we must also recognize as a component of “accumulated other comprehensive loss”, net of tax, the gains or losses and prior service costs or credits that arise, but are not recognized as components of net periodic benefit cost pursuant to FAS No. 87, Employers’ Accounting for Pensions (“FAS 87”),.
We have recognized the funded status of our benefit plans in accordance with the provisions set forth by FAS 158.  The following table summarizes the impact of adoption on our financial statements.
(In millions)	Pre- FAS 158 Adjustments (a)	FAS 158 Adoption Adjustments	Post FAS 158
Accrued pension liability	$(41.1)	$(24.1)	$(65.2)
Deferred tax asset	$2.1	$7.1	$9.2
AOCI–pension, net of tax	$15.8	$17.0	$32.8
AOCI–pension, pre-tax	$17.9	$24.1	$42.0	(b)

(a)             Includes additional minimum pension liability adjustments.

(b)            Amortization of $2.9 million to be included in periodic pension costs in 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in order to address the observed diversity in quantification practices with respect to misstatements in annual financial statements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method.  We historically used the “roll-over” method for quantifying identified financial statement misstatements.  The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, while the “iron-curtain” method focuses primarily on the effect of correcting the period-end balance sheet.
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

We adopted SAB 108 in the fourth quarter of 2006. Misstatements identified subject to SAB 108, which were previously considered immaterial to our financial statements under the “roll-over” method, but are considered to have a material impact under the “dual approach” method prescribed by SAB 108, were related to the overstatement of reserves for inventory, bad debts and other expense accruals held on our books prior to 2000. In the fourth quarter of 2006, we identified errors in our accounting for certain deferred tax assets as of December 31, 2005. These errors have been corrected under the provisions of SAB 108. Specifically, the accounting for the deferred tax asset arising from the minimum pension obligation reflected in AOCI as of December 31, 2005 was overstated and resulted in an overstatement of the release of the valuation allowance against our U.S. net deferred tax assets as of that date. Additionally, we identified unrecorded deferred tax assets as of December 31, 2005 primarily related to general business and foreign tax credits, and capital loss carryforwards. The impact of these adjustments is a net increase in deferred tax assets of $10.3 million and an increase in the valuation allowance of $13.8 million.

The following is a summary of the after-tax impact to retained earnings of adopting SAB 108:
(In millions)	Increase (Decrease)
Reduction of allowance for doubtful accounts	$1.9
Reduction in inventory reserves	1.7
Reduction in accrued expenses	1.0
Tax effect	(1.6)
Sub-total	3.0
Increase in deferred tax assets	10.3
Increase in valuation allowance	(13.8)
After-tax impact on retained earnings	$(0.5)

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.  We are currently evaluating the impact of FAS 157 on our results of operations.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2006 presentation.

Note 2 — Discontinued Operations

In July of 2006, we announced our intention to explore strategic alternatives for portions of our Reinforcements business segment, including potential disposition.  The Reinforcements product lines subject to this review include our products for ballistics, electronics, architectural and general industrial applications.  In order to take full advantage of the many growing applications for advanced composite materials, we have decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines.   Reinforcements products related to composites are being retained and, together with the Composites and Structures business segments, integrated into a single organization.

Architectural Business

In October of 2006, we reached agreement in principle to sell our architectural business.  The agreement contemplated the sale of the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  The assets to be sold were clearly identified and a review of the activities required to complete the divestiture plan indicated that it was unlikely that significant changes would be made, or that the divestiture plan would be withdrawn.  In light of these activities, we have considered the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), and concluded that as of October 2006 the transaction satisfied the accounting considerations to be classified as assets held for sale and have reported the component as discontinued operations in our financial statements. We completed this transaction on February 28, 2007 (see Note 24).
Revenues associated with this discontinued operation were $23.8 million, $21.9 million and $23.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Pre-tax income associated with this discontinued operation was $2.8 million, $2.3 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table presents balance sheet information for the Architectural business as of December 31,
(In millions)	2006	2005
Assets
Current assets:
Accounts receivable, net	$3.9	$2.9
Inventories, net	6.2	4.4
Prepaid expenses and other current assets	0.4	0.3
Total current assets	10.5	7.6

Net property, plant and equipment	5.4	5.3
Goodwill	0.3	0.2
Deferred tax assets	0.2	0.2
Total assets	$16.4	$13.3

Liabilities
Current liabilities:
Accounts payable	$4.3	$2.3
Other accrued liabilities	1.9	1.5
Total current liabilities	6.2	3.8

Other non-current liabilities	1.4	1.2
Total liabilities	$7.6	$5.0

Note 3 — Share-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method.  This method required us to apply the provisions of FAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods.  The accompanying consolidated financial statement as of and for the year ended December 31, 2006 reflects the impact of FAS 123(R).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R).  We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

Share-based compensation expense reduced our consolidated results of operations for the year ended December 31, 2006 as follows:

(In millions, except per share data)	2006
Impact on income before income taxes	$(9.2)
Impact on net income available to common shareholders	$(6.2)
Impact on net income per common share:
Basic	$(0.07)
Diluted	$(0.06)

The following table illustrates the effect on our net income and net income per share for years ended December 31, 2005 and 2004 assuming we had applied the fair value recognition provisions of FAS 123, as amended by Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation-Transition and Disclosure:
(In millions, except per share data)	2005	2004
Net income available to common shareholders, as reported	$110.5	$3.4
Add: Stock-based compensation expense included in reported net income, net of tax	1.6	1.6
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(3.7)	(4.7)
Pro forma net income	$108.4	$0.3

Basic net income per common share:
As reported	$1.84	$0.09
Pro forma	$1.81	$0.01

Diluted net income per common share:
As reported	$1.51	$0.08
Pro forma	$1.49	$0.01

During 2006, cash received from stock option exercises and from employee stock purchases was $8.4 million.  We used $3.2 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PARS converted during the year ended December 31, 2006.  We realized a tax benefit of $5.4 million in connection with stock options exercised, and RSUs and PARs converted during 2006.
Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the conversions of restricted stock units as operating cash flows in the Consolidated Statements of Cash Flows.  FAS 123(R) requires that we classify the cash flows resulting from these tax benefits as financing cash flows.  It has been our practice to issue new shares of our common stock upon the exercise of stock options or the conversion of stock units.  In the future, we may consider utilizing treasury shares for stock option exercises or stock unit conversions.

Restricted Stock Units

We measure the fair value of RSUs, PARs and PRSUs based upon the market price of the underlying common stock as of the date of grant.  RSUs, PARs and PRSUs are amortized over their applicable vesting period using the straight-line method.  For each of the years ended December 31, 2006 and 2005, we granted 0.2 million RSUs to eligible officers and employees.  We granted 0.3 million RSUs during the year ended December 31, 2004. During 2006, 2005 and 2004 restricted stock units of 0.3 million, 0.3 million and 0.2 million, respectively, vested and converted into common stock.  During the year ended December 31, 2006, we granted 0.1 million PRSUs.  No PARs have been granted since 2000.    PARs granted during 2000 were vested during the first quarter of 2006.
The following activity occurred under our existing incentive stock plan for the year ended December 31, 2006:
(In millions)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2005	0.4	$9.38
Granted	0.2	$21.95
Vested	(0.3)	$7.78
Forfeited	—	$—
Nonvested balance at December 31, 2006	0.3	$16.73

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2005	—	$—
Granted	0.1	$21.97
Vested	—	$—
Forfeited	—	$—
Nonvested balance at December 31, 2006	0.1	$21.97

As of December 31, 2006, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $3.1 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

Nonqualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for year ended December 31, 2006 is as follows:

(In millions)	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2003	8.7	$8.26
Options granted	0.7	$7.42
Options exercised	(1.6)	$7.95
Options expired or forfeited	(0.3)	$10.58
Outstanding at December 31, 2004	7.5	$8.31	8.31
Options granted	0.6	$14.51
Options exercised	(2.1)	$7.16
Options expired or forfeited	—	$—
Outstanding at December 31, 2005	6.0	$8.95	5.41
Options granted	0.3	$21.95
Options exercised	(1.0)	$9.34
Options expired or forfeited	(0.1)	$19.84
Outstanding at December 31, 2006	5.2	$9.40	5.15

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $41.3 million and $38.8 million, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2006 was $12.1 million.  The total number of options exercisable at December 31, 2006, 2005 and 2004 was 4.2 million, 4.3 million and 5.1 million, respectively, at a weighted average exercise price of $8.09, $8.92 and $9.59, respectively. As of December 31, 2006, there was total unrecognized compensation cost related to nonvested stock options of $3.2 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37 — 3.15	1.3	5.83	$2.99	1.3	$2.99
$4.50 — 6.68	0.3	3.30	$5.69	0.3	$5.69
$7.38 — 11.00	2.0	4.93	$9.37	1.6	$9.57
$11.31 — 16.63	1.2	4.53	$13.32	0.9	$12.80
$17.25 — 27.13	0.4	7.69	$22.06	0.1	$22.59
$1.37 — 27.13	5.2	5.15	$9.40	4.2	$8.09

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions as for the years ended December 31, 2006 and 2005:

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

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The WAEL is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  As a result, the 2006 expected option life was increased from 5.66 years in 2005 to 5.90 years for the executive pool and from 5.10 years to 5.43 years for the non-executive pool.

Prior to 2006, we determined expected volatility based on actual historic volatility.  With the adoption of FAS 123(R), we determined expected volatility based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weighed both volatility inputs equally and took an average of both the historic and implied volatility to arrive at the volatility input for the Black-Scholes calculation.  Consistent with 2005, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.   No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Shares Authorized for Grant

As of December 31, 2006, an aggregate of 4.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs, PARS and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of December 31, 2006, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During 2006, 2005 and 2004, an aggregate total of 48,448 shares of common stock were issued under the ESPP.

Note 4 — Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2006, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.9	1.9	2.8
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	0.8	1.9	2.7
Cash expenditures	(2.0)	(2.5)	(4.5)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses
Current period expenses	10.1	4.9	15.0
Change in estimated expense	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	9.9	4.9	14.8
Cash expenditures	(2.9)	(5.3)	(8.2)
Currency translation adjustments	0.2	—	0.2
Balance as of December 31, 2006	$10.7	$0.3	$11.0

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  In connection with this action, we expect to incur severance and relocation expenses.  During 2006, we recorded business consolidation and restructuring expenses of $7.6 million in connection with this action, of which $7.4 million and $0.2 million related to employee severance and equipment relocation costs, respectively.   We expect to continue to incur business consolidation and restructuring expenses in 2007.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$—	$—	$—
Business consolidation and restructuring expenses	7.4	0.2	7.6
Cash expenditures	(0.4)	(0.2)	(0.6)
Balance as of December 31, 2006	$7.0	$—	$7.0

Electronics Program

In December 2005, we announced plans to consolidate certain of our glass fabric production activities at our Les Avenieres, France plants. In January 2006, we announced plans to consolidate our North American electronics production activities into our Statesville, North Carolina plant and to close our plant in Washington, Georgia. These actions were aimed at matching regional production capacities with available demand.  For the years ended December 31, 2006 and 2005, we recognized business consolidation and restructuring expenses of $5.6 and $0.3 million, respectively, related to this program for employee severance, facility closure and equipment relocation costs.  This program is substantially complete.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$—	$—	$—
Business consolidation and restructuring expenses	0.3	—	0.3
Cash expenditures	(0.1)	—	(0.1)
Balance as of December 31, 2005	$0.2	$—	$0.2
Business consolidation and restructuring expenses	2.0	3.6	5.6
Cash expenditures	(1.8)	(3.6)	(5.4)
Balance as of December 31, 2006	$0.4	$—	$0.4

Livermore 2004 Program

In January 2004, we announced the consolidation of activities of our Livermore, California facility into other operations, principally the Salt Lake City, Utah plant. Costs associated with the facility’s closure, along with costs for relocation and re-qualification of equipment, have been incurred over several years. Costs associated with the facility’s closure, along with costs for relocation and requalification of equipment, are expected to occur during the remaining term of the program, which is expected to be completed in the first quarter of 2007.  Upon closure, we will then demolish the Livermore facility in preparation for sale of the property.  For both years ended December 31, 2006 and 2005, we recognized business consolidation and restructuring expenses of $1.8 million, related to this program for employee severance, facility closure and equipment relocation costs.  Business consolidation and restructuring expenses related to this program for employee severance, facility closure and equipment relocation were $0.9 million for the year ended December 31, 2004.

During the first quarter of 2006, we determined that involuntary termination benefits under the Livermore Program should have been accounted for under Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postretirement Benefits, instead of Statement of Financial Accounting Standards No.  146, Accounting for Costs Associated with Exit or Disposal Activities.  As a result of this determination, we made an adjustment in the first quarter of 2006, and concluded that the impact was not material to either the current period or to any prior periods.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$—	$—	$—
Business consolidation and restructuring expenses	0.8	0.1	0.9
Cash expenditures	—	(0.1)	(0.1)
Balance as of December 31, 2004	$0.8	$—	$0.8
Business consolidation and restructuring expenses	0.6	1.2	1.8
Cash expenditures	—	(1.2)	(1.2)
Balance as of December 31, 2005	$1.4	$—	$1.4
Business consolidation and restructuring expenses	0.7	1.1	1.8
Cash expenditures	(0.3)	(1.1)	(1.4)
Balance as of December 31, 2006	$1.8	$—	$1.8

November 2001 Program

In November 2001, we announced a program to restructure our business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market. This program is substantially complete.  Severance and lease payments will continue into 2009.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2003	$4.2	$1.7	$5.9
Business consolidation and restructuring expenses
Current period expenses	0.1	1.8	1.9
Change in estimated expenses	(0.1)	—	(0.1)
Net business consolidation and restructuring expenses	—	1.8	1.8
Cash expenditures	(2.0)	(2.4)	(4.4)
Non-cash usage, including asset write-downs	—	(0.1)	(0.1)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2004	$2.5	$1.0	$3.5
Business consolidation and restructuring expenses	0.2	0.6	0.8
Cash expenditures	(0.5)	(0.9)	(1.4)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$1.9	$0.7	$2.6
Change in estimated expenses	(0.2)	—	(0.2)
Cash expenditures	(0.4)	(0.4)	(0.8)
Currency translation adjustments	0.2	—	0.2
Balance as of December 31, 2006	$1.5	$0.3	$1.8

Note 5 — Inventories

	December 31,
(In millions)	2006	2005
Raw materials	$69.3	$63.7
Work in progress	46.5	31.7
Finished goods	55.7	50.6
Total inventories	$171.5	$146.0

Note 6 — Net Property, Plant and Equipment

	December 31,
(In millions)	2006	2005
Land	$19.2	$18.6
Buildings	164.5	151.7
Equipment	511.9	475.1
Construction in progress	139.1	62.8
Property, plant and equipment	834.7	708.2
Less accumulated depreciation	(464.3)	(428.3)
Net property, plant and equipment	$370.4	$279.9

Depreciation expense related to property, plant and equipment for the years ended December 31, 2006, 2005 and 2004, was $43.2 million, $45.8 million and $51.0 million, respectively. Capitalized interest of $3.6 million and $0.1 million for 2006 and 2005 were included in construction in progress and are associated with our carbon fiber expansion programs. Capitalized costs associated with software developed for internal use were $1.2 million and $0.4 million for 2006 and 2005, respectively.

Note 7 — Goodwill and Other Purchased Intangibles

Changes in the carrying amount of goodwill and other purchased intangibles for the years ended December 31, 2006, 2005 and 2004, by business segment, are as follows:

(In millions)	Composites	Reinforcements	Structures	Total
Balance as of December 31, 2003	$20.5	$40.1	$16.1	$76.7
Currency translation adjustments and other	1.3	0.1	—	1.4
Balance as of December 31, 2004	$21.8	$40.2	$16.1	$78.1
Currency translation adjustments and other	(3.4)	(0.2)	—	(3.6)
Balance as of December 31, 2005	$18.4	$40.0	$16.1	$74.5
Currency translation adjustments and other	1.4	—	—	1.4
Balance as of December 31, 2006	$19.8	$40.0	$16.1	$75.9

The carrying value of the intangible asset related to our Composites business segment was $2.5 million at December 31, 2006 and is being amortized over a useful life of 20 years. We test for impairment whenever events or changes in circumstances indicate that the intangible asset might be impaired. There was no impairment for the years ended December 31, 2006 and 2005.

Note 8 — Investments in Affiliated Companies

As of December 31, 2006, we have equity ownership investments in two Asian joint ventures. In connection therewith, we have considered the accounting and disclosure requirements of FIN 46R and believe that these investments would be considered “variable interest entities.”  However, we believe that we are not the primary beneficiary of such entities, and therefore, would not be required to consolidate these entities.

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”).  This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.

Each of the equity owners of BHA Aero had an obligation as of December 31, 2004 to support a third-party loan on a proportionate basis to their equity ownership interest. We met our obligation through an outstanding letter of credit of $11.1 million. During 2004, we made $3.0 million in advance payments relating to our purchase of products manufactured by BHA Aero to assist in their short-term cash flow needs. Boeing International, in turn, made a $1.5 million advance payment to us for the purchase of products we produced using the products we purchased from BHA Aero. Also during 2004, BHA Aero and its equity owners reached an agreement on the re-capitalization of BHA Aero and a refinancing of BHA Aero’s third-party loans. Pursuant to the terms of the agreement, Hexcel and Boeing International each agreed to purchase newly issued registered capital of BHA Aero for $7.5 million in cash, resulting in an increase in each respective ownership interest from 33.33% to 40.48%. On January 19, 2005, Hexcel and Boeing International made their respective cash equity investments of $7.5 million in BHA Aero.

Upon the completion of the equity investment, BHA Aero refinanced its existing bank loans with a new five year bank term loan. The new five year bank term loan is supported by guarantees from Boeing International and AVIC. In addition, as part of the refinancing, we agreed to reimburse Boeing International and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million. Upon completion of the refinancing, our standby letter of credit of $11.1 million, which supported BHA Aero’s then current bank loan, terminated and was not reissued. The refinancing of BHA Aero’s bank debt was completed on January 26, 2005, and our standby letter of credit terminated on February 15, 2005. Our reimbursement agreement with Boeing International and AVIC met the definition of a guarantee in accordance with the provision of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). Accordingly, we recorded a $0.5 million liability and a corresponding increase in the investment in BHA Aero based upon the estimated fair value of the guarantee.

Apart from any outstanding accounts receivable balance, our investment in this joint venture, and our agreement to reimburse Boeing International and AVIC for a proportionate share of losses they would occur if their guarantees of the new bank loan were to be called, we have no other significant exposures to loss related to BHA Aero.

Summary information related to our investment in BHA Aero as of December 31, 2006 and 2005 is as follows:

(In millions)	2006	2005
Equity ownership	40.48%	40.48%
Revenues	$27.1	$17.1
Equity investment balance	$6.2	$5.1
Accounts receivable balance	$2.8	$2.4

For the years ended December 31, 2006, 2005 and 2004, we had sales to BHA Aero of $5.9 million, $4.0 million and $2.8 million, respectively.  For the same period, we purchased materials totaling $11.8 million, $9.4 million and $9.6 million.  As of December 31, 2006 and 2005, we had an accounts receivable balance of $2.8 million and $2.4 million, respectively.  As of December 31, 2006 and 2005, we had an accounts payable balance of $1.6 million and $0.8 million, respectively.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Our initial equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%.

In November 2006, Hexcel, Boeing Worldwide Operations Limited and Sime Link Sdn. Bhd. entered into an agreement to purchase Naluri Corporation Berhad’s equity interest in Asian Composites, which will increase each respective equity ownership interest in this joint venture to 33.33%.  We paid $2.1 million in cash to purchase this additional equity interest when the transaction was completed on February 8, 2007.

Apart from any outstanding accounts receivable balance and our investment in this joint venture, we have no other significant exposures to loss related to Asian Composites.

Summary information related to our investment in Asian Composites as of December 31, 2006 and 2005 is as follows:

(In millions)	2006	2005
Equity ownership	25.00%	25.00%
Revenues	$25.9	$19.4
Equity investment balance	$4.9	$3.4
Accounts receivable balance	$1.1	$1.2

For the years ended December 31, 2006, 2005 and 2004, we had sales to Asian Composites of $5.2 million, $5.2 million and $2.6 million, respectively.  For the same period, we purchased materials totaling $15.7 million, $13.2 million and $10.8 million.  As of both December 31, 2006 and 2005, we had an accounts receivable balance of $1.1 million and $1.2 million respectively.  As of December 31, 2006 and 2005, we had an accounts payable balance of $0.5 million and $0.4 million, respectively.

TechFab LLC

As part of an acquisition in 1998, we obtained a 50% share in Clark-Schwebel Tech-Fab Company (now TechFab). TechFab is headquarted in Anderson, South Carolina and manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  In December of 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.  The unit purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006.  The TechFab joint venture was part of our Reinforcements business segment.

DIC-Hexcel Limited

In 1990, we obtained a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”). This joint venture was located in Komatsu, Japan, and produced and sold prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC. During the first quarter of 2005, we entered into a letter of awareness, whereby we became contingently liable to pay DIC up to $1.8 million with respect to DHL’s new debt obligations under certain circumstances. This contingent obligation met the definition of a guarantee in accordance with the provisions of FIN 45. Accordingly, we recorded a liability on our consolidated balance sheet for the estimated fair value of the guarantee. The liability recorded was $0.2 million and the fair value of the commitment of $0.2 million was expensed. As of December 31, 2005, we had no equity investment balance relating to DHL as we previously considered this investment to be other than temporarily impaired. As of December 31, 2005, we had no significant exposures to loss relating to this joint venture other than Hexcel’s letter of awareness to pay DIC with respect to DHL’s new debt obligations under certain circumstances.  In December of 2005, the joint venture partners decided to dissolve the DHL joint venture.

In January of 2006, we renewed a letter of awareness we had provided to DIC, whereby we would be contingently liable to pay up to $1.3 million with respect to DHL’s debt obligations under certain circumstances.  In April of 2006, pursuant to the plan of dissolution, DHL sold its land and buildings.  Proceeds from this sale were sufficient to repay the entire bank loan.  As a result, we were relieved of our $1.3 million guarantee in support of DHL’s bank facility and we reversed the $0.2 million liability established in 2005 related to the guarantee.  The dissolution was completed in the fourth quarter of 2006 resulting in our receipt of a $0.1 million cash distribution.  The DHL joint venture was part of our Composites business unit.

Summarized condensed combined balance sheets of our joint venture ownership interests as of December 31, 2006 and 2005, and summarized condensed combined statements of operations for periods of our ownership during the three years ended December 31, 2006, are as follows:

(In millions)
Summarized Condensed Combined Balance Sheets	2006	2005
Current assets	$25.2	$32.0
Non-current assets	52.9	63.5
Total assets	$78.1	$95.5

Current liabilities	$26.5	$31.5
Non-current liabilities	22.0	28.7
Total liabilities	48.5	60.2

Partners’ equity	29.6	35.3
Total liabilities and partners’ equity	$78.1	$95.5

(In millions)
Summarized Condensed Combined Statements of Operations (a)	2006	2005	2004
Net sales	$95.1	$91.6	$67.9
Cost of sales	75.6	72.4	51.9
Gross profit	19.5	19.2	16.0
Other costs and expenses	8.2	16.5	15.1
Net income	$11.3	$2.7	$0.9

(a) Includes financial data for any periods where we held an equity interest in TechFab and DIC.

Note 9 - Notes Payable

(In millions)	December 31, 2006	December 31, 2005
Senior secured credit facility - revolver due 2010	$—	$5.0
Senior secured credit facility - term B loan due 2012	183.6	185.0
European credit and overdraft facilities	0.3	1.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	408.9	416.3
Capital lease obligations	3.4	3.5
Total notes payable and capital lease obligations	$412.3	$419.8

Notes payable and current maturities of long-term liabilities	$2.5	$3.0
Long-term notes payable and capital lease obligations, less current maturities	409.8	416.8
Total notes payable and capital lease obligations	$412.3	$419.8

During the first quarter of 2005, we refinanced substantially all of our long-term debt. In connection with the refinancing, we entered into a $350.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan. The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010. In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes, due 2015.

Senior Secured Credit Facility

We are required to make quarterly principal payments under the term loan portion of the Senior Secured Credit Facility $0.5 million on March 1, June 1, September 1, and December 1 of each year commencing June 1, 2006 and continuing through and including March 1, 2011. Commencing on June 1, 2011 and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, our quarterly scheduled principal payment increases to $43.9 million.

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 6.9% and 5.3% for the years ended December 31, 2006 and 2005, respectively.

In accordance with the terms of the Senior Secured Credit Facility, initial borrowings were required to be made under the “prime rate” option, which resulted in interest borrowings at rates greater than those which would have been incurred using the LIBOR option. Borrowings made and outstanding under the LIBOR option during 2006 and 2005 were made at interest rates ranging from 6.25% to 7.25% and 4.625% to 6.125%, respectively.

In May 2005, we entered into interest rate swap agreements, which effectively converted $50.0 million of the variable interest rate term loan of the Senior Secured Credit Facility into fixed rate debt. As a result of these interest rate swap agreements, we will pay interest of 3.98% and 4.01% plus the margin in effect on term loan borrowings of $30.0 million and $20.0 million, respectively.

The Senior Secured Credit Facility was entered into by and among Hexcel Corporation and certain lenders. In connection with the Senior Secured Credit Facility, two of our U.S. subsidiaries, Clark-Schwebel Holding Corp. and Hexcel Reinforcements Corp. (the “Guarantors”), entered into a Subsidiary Guaranty under which they guaranteed the obligations of Hexcel Corporation under the Senior Secured Credit Facility. In addition, Hexcel Corporation and the Guarantors entered into a Security Agreement in which Hexcel Corporation and the Guarantors pledged certain assets as security for the Senior Secured Credit Facility. The assets pledged include, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and the Guarantors, and 65% of the share capital of Hexcel’s Danish subsidiary and first-tier U.K. subsidiary.

We are required to maintain a minimum interest coverage ratio (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility. The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt. In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  In December 2006, our lenders agreed to amend the credit agreement to permit the planned divestitures of portions of the Reinforcements business segment and to increase the maximum allowable capital expenditures in the calendar years of 2006 and 2007 to $135.0 million and $150.0 million, respectively.  In addition as a result of the amendment, our minimum interest coverage ratio was increased from 3.75 to 4.00, and our maximum leverage ratio was decreased from 3.50 to 3.25.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2006, we had issued letters of credit totaling $4.3 million.  As of December 31, 2005, we had issued letters of credit totaling $3.8 million.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued 6.75% senior subordinated notes due 2015 through a private placement under Rule 144A. At the time of the issuance, pursuant to a registration rights agreement, we agreed to offer to all noteholders the opportunity to exchange their senior subordinated notes for new notes that are substantially identical to the senior subordinated notes except that the new notes would be registered with the Securities and Exchange Commission (“SEC”) and would not have any restrictions on transfer. The exchange offer was completed on June 15, 2005, with all noteholders electing to exchange their notes for new notes registered with the SEC. On June 16, 2005, we issued the new notes in exchange for the original notes.

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation. Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1, beginning on August 1, 2005. The senior subordinated notes mature on February 1, 2015. We may not redeem the senior subordinated notes prior to February 1, 2010, except that we may use the net proceeds from one or more equity offerings at any time prior to February 1, 2008 to redeem up to 35% of the aggregate principal amount of the notes at 106.75% of the principal amount, plus accrued and unpaid interest. We will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest. This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013. In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

An affiliate of the Goldman Sachs Investors, a related party, performed underwriting services in connection with our private placement offering of the senior subordinated notes, and received $2.4 million for such services (see Note 11).

European Credit and Overdraft Facilities

In addition to the Senior Secured Credit Facility, certain of our European subsidiaries have access to limited credit and overdraft facilities provided by various local banks. These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders. The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.

French Factoring Facility

In 2003, we entered into an accounts receivable factoring facility with a third-party to provide an additional 20.0 million Euros in borrowing capacity. We terminated this facility effective March 31, 2006.

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2006 (see Note 10):

Payable during the years ending December 31:	(In millions)
2007	$2.2
2008	1.9
2009	1.9
2010	1.9
2011	132.2
Thereafter	268.8
Total notes payable	$408.9

The aggregate maturities of notes payable in 2007 include European credit and overdraft facilities of $0.3 million, which are repayable on demand.

Estimated Fair Values of Notes Payable

The Senior Secured Credit Facility and the various European credit facilities outstanding as of December 31, 2006 and 2005 are variable-rate debt obligations. Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values. The approximate, aggregate fair value of our notes payable as of December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005
6.75% senior subordinated notes, due 2015	$221.6	$218.3

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Note 10 - Leasing Arrangements

We account for our leases following the guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  We have entered into several capital leases for buildings and warehouses with expirations through 2012, with an obligation of $3.4 million as of December 31, 2006. The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2006 and 2005, were:

(In millions)	2006	2005
Property, plant and equipment	$5.6	$5.2
Less accumulated depreciation	(2.7)	(2.4)
Net property, plant and equipment	$2.9	$2.8

Capital lease obligations	$3.4	$3.5
Less current maturities	(0.3)	(0.3)
Long-term capital lease obligations, net	$3.1	$3.2

In addition to the capital leases above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. Rental expense under operating leases was $6.9 million in both 2006 and 2005 and $7.3 million in 2004.

Scheduled future minimum lease payments as of December 31, 2006 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2007	$0.6	$5.6
2008	0.6	4.3
2009	0.5	3.2
2010	0.3	2.6
2011	0.3	2.5
Thereafter	2.5	6.9
Total minimum lease payments	$4.8	$25.1

Less amounts representing interest	1.4
Present value of future minimum capital lease payments	3.4
Less current obligations under capital leases	0.3
Long-term obligations under capital leases	$3.1

Note 11 - Related Parties

On December 19, 2000, investment funds controlled by The Goldman Sachs Group, Inc. (the “Goldman Sachs Investors”) completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by Ciba Specialty Chemicals Holding, Inc. and certain of its affiliates.  At such time, the shares acquired by the Goldman Sachs Investors represented approximately 39% of our outstanding common stock.  In addition, Hexcel and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000.  Under this governance agreement, the Goldman Sachs Investors had the right to, among other things, designate up to three directors to sit on our board of directors.

On March 19, 2003, we issued 47,125 shares of series A mandatorily redeemable convertible preferred stock and 47,125 shares of series B mandatorily redeemable convertible preferred stock to the Goldman Sachs Investors for a cash payment of approximately $47.1 million.  This issuance of mandatorily redeemable convertible preferred stock enabled the Goldman Sachs Investors to maintain their current percentage ownership interest in our voting securities, consistent with their rights under the governance agreement entered into with us in 2000.  On December 20, 2004, the Goldman Sachs Investors sold 11,100,086 shares of Hexcel common stock in a public offering. On August 9, 2005, the Goldman Sachs Investors converted 4,801 shares of series A  mandatorily redeemable convertible preferred stock, and all 47,125 shares of their series B mandatorily redeemable convertible preferred stock, into an aggregate of 4,673,162 shares of Hexcel common stock, and sold 8,098,002 shares of common stock (including the 4,673,162 shares of common stock received upon conversion of the series A and series B  mandatorily redeemable convertible preferred stock) in a public offering.  On December 29, 2005, the Goldman Sachs Investors converted all of their remaining 42,324 shares of series A mandatorily redeemable convertible preferred stock into 14,107,999 shares of common stock. On March 15, 2006, the Goldman Sachs Investors sold 12,825,521 shares of Hexcel common stock in a public offering, and on March 21, 2006, the Goldman Sachs Investors sold an additional 1,047,186 shares of Hexcel common stock in a public offering.  Upon consummation of the March 21, 2006 sale, the Goldman Sachs Investors held 235,366 shares of Hexcel common stock, representing less than 1% of our outstanding common stock.

On March 19, 2003, we issued 77,875 shares of series A mandatorily redeemable convertible preferred stock and 77,875 shares of series B mandatorily redeemable convertible preferred stock to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC (the “Berkshire/Greenbriar Investors”) for a cash payment of approximately $77.9 million.  On December 20, 2004, the Berkshire/Greenbriar Investors converted 14,466 shares of series A mandatorily redeemable convertible preferred stock, and all 77,875 shares of their series B mandatorily redeemable convertible preferred stock, into an aggregate of 9,899,914 shares of Hexcel common stock, and sold all such shares of common stock in a public offering.  On December 23, 2004, the Berkshire/Greenbriar Investors converted an additional 9,450 shares of series A mandatorily redeemable convertible preferred stock into 3,149,998 shares of Hexcel common stock, and sold all such shares of common stock in a public offering. On August 9, 2005, the Berkshire/Greenbriar Investors converted 19,206 shares of series A mandatorily redeemable convertible preferred stock into an aggregate of 6,401,998 shares of Hexcel common stock, and sold all such shares of common stock in a public offering. On August 17, 2005, the Berkshire/Greenbriar Investors converted an additional 6,348 shares of series A mandatorily redeemable convertible preferred stock into 2,115,998 shares of Hexcel common stock, and sold 2,115,765 of such shares of common stock in a public offering. On December 29, 2005, the Berkshire/Greenbriar Investors converted all of their remaining 28,405 shares of series A mandatorily redeemable convertible preferred stock into 9,468,331 shares of common stock. On March 15, 2006, the Berkshire/Greenbriar Investors sold 8,607,785 shares of Hexcel common stock in a public offering, and on March 21, 2006, the Berkshire/Greenbriar Investors sold an additional 702,814 shares of Hexcel common stock in a public offering. Upon consummation of the March 21, 2006 sale, the Berkshire/Greenbriar Investors held 157,965 shares of Hexcel common stock, representing less than 1% of our outstanding common stock.

In conjunction with the original investment by the Berkshire/Greenbriar Investors in March 2003, Hexcel and the Berkshire/Greenbriar Investors entered into a stockholders agreement, which gave the Berkshire/Greenbriar Investors the right to nominate up to two directors (of a total of ten) to our board of directors and certain other rights.  Under an amended governance agreement, the Goldman Sachs Investors had the right to nominate up to three directors.

Based on the levels of Hexcel stock ownership prior to the March 15, 2006 public offering, the Goldman Sachs Investors had the right to nominate two, and the Berkshire/Greenbriar Investors had the right to nominate one, director to our board. Both the stockholders agreement and the amended governance agreement also required that the approval of at least six directors, including at least two directors not nominated by the Berkshire/Greenbriar Investors or the Goldman Sachs Investors, be obtained for board actions generally. Upon the consummation of the March 15, 2006 public offering, each of the governance agreement with the Goldman Sachs Investors and the stock purchase agreement with the Berkshire/Greenbriar investors terminated in accordance with their terms, and the directors designated by the Berkshire/Greenbriar Investors and the Goldman Sachs Investors resigned from Hexcel’s board of directors.

In December 2004, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 24,149,998 shares of Hexcel common stock and received $5.4 million for such services.  On February 1, 2005, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the private offering (under Rule 144A) of our 6.75% Senior Subordinated Notes due 2015 and received $2.4 million for such services (see Note 9). In August 2005, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 16,615,765 shares of Hexcel common stock and received $5.0 million for such services.  In February 2006, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with our private offering (under  Rule 144A) of the 6.75% Senior Subordinated Notes due 2015 and received $2.4 million for such services.  In March 2006, an affiliate of the Goldman Sachs Investors performed underwriting services in connection with the public sale by the Goldman Sachs Investors and the Berkshire/Greenbriar Investors of an aggregate of 23,183,306 shares of Hexcel common stock and received $6.3 million for such services.

Note 12 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation under either a career average or final pay benefits method, except as described below. We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  We also make profit sharing contributions when we meet or exceed certain performance targets, which are set annually.

Under the retirement savings plans, eligible U.S. employees can contribute up to 20% of their annual compensation to an individual 401(k) retirement savings account. We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year.

Effective December 31, 2000, we made certain changes to our U.S. retirement benefit plans that were intended to improve the flexibility and visibility of future retirement benefits for employees. These changes included an increase in the amount that we contributed to individual 401(k) retirement savings accounts and an offsetting curtailment of our U.S. qualified defined benefit retirement plan (“U.S. Qualified Plan”). Beginning January 1, 2001, we started to contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age. This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions. Offsetting the estimated incremental cost of this additional benefit, participants in our U.S. Qualified Plan no longer accrued benefits under this plan after December 31, 2000, and no new employees will become participants. However, employees retained all benefits earned under this plan as of that date.  In December 2006, our Board of Directors voted to terminate the U.S. Qualified Plan as of April 1, 2007, subject to appropriate regulatory approval.  The U.S. Qualified Plan had been slowly self-liquidating as a result of its curtailed status and our decision to fund lump-sum payouts to employees who were participants in this plan and either retired or left Hexcel.  Our improved financial condition strongly influenced our decision and that of our Board of Directors to terminate the plan by providing the opportunity for either lump-sum or annuity payments to all participants in the plan in accordance with the terms of the plan and all appropriate government regulations.  Final termination of the U.S. Qualified Plan is expected to occur in either the fourth quarter of 2007, or early 2008.

U.S. Defined Benefit Retirement Plans

Historically, we have developed an asset allocation policy for the U.S. Qualified Plan with consideration of the following long-term investment objectives: achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return with an expected total portfolio return of 7.5%, and minimizing the impact of market fluctuations on the fair value of the plan assets. In connection with our decision to terminate the U.S. Qualified Plan, we also made the decision to liquidate all our equity investments in the plan. As such, as of December 31, 2006, our cash balances in this plan exceed the plan’s targeted range. Such cash balances will be invested in high quality government securities with maturities of one year or less as the termination process continues. In addition, the U.S. Qualified Plan’s managed fixed income portfolio will be liquidated during 2007.

The following summarizes the U.S. Qualified Plan’s actual and targeted asset allocations as of December 31, 2006 and 2005:

	Actual
	2006	2005	Policy Range
Asset Class:
Equities	0%	61%	45% - 65%
Fixed Income	39%	39%	30% - 50%
Cash	61%	0%	2% - 10%

Changes made to the actual asset allocations outside of targeted policy ranges as a result of the decision to terminate the U.S. Qualified Plan were approved by our Board of Directors. In 2006, we made an additional cash contribution of $1.9 million to the plan to fund lump-sum payments.

In addition to the broad asset allocations described above, the following investment policies apply to individual asset classes: equity investments can include common and preferred securities, American Depository Receipts, as well as mutual funds in such securities. The portfolios are required to be diversified among industries and economic sectors. No more than 10% of the plan’s assets may be in illiquid securities. To enhance diversification and liquidity, equity investments have historically been directed into mutual funds. Short sales, margin purchases and similar speculative transactions are prohibited. Fixed income investments are oriented toward risk adverse, investment grade securities. The short-term portion of the portfolio will be invested in high-grade commercial paper (rated A-1 and P-1), treasury bills, and short-term repurchase agreements (collateralized by U.S. Treasury or Agency issue or commercial paper), approved bankers’ acceptances and approved domestic certificates of deposit of banks. Longer-term fixed income purchases will be limited to issues rated at or above BBB- by Standard & Poor’s and Baa3 by Moody’s, while the entire portfolio must have a minimum overall rating of AA by both rating agencies. The portfolio should compare favorably to the Lehman Bros. Aggregate Index over a 5-year period.

We use long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and asset allocations to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.S. Qualified Plan. As a result of an annual review of historical returns, market trends, and our recent asset allocation reflecting the decision to terminate the plan, we have reduced our expected long-term rate of return for the 2007 plan year to 5%.  We expect that during the termination process, the majority of the plan’s assets will be invested in high quality government securities with maturities of one year or less.

Our funding policy for the U.S. Qualified Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts that may be considered appropriate. We expect to contribute at the minimum funding amount required in 2007, fund lump-sum payments and possibly fund the entire plan obligation by year-end, if the plan’s termination is approved by the appropriate regulatory authorities.  If such approval is obtained, we estimate that the final cash settlement contribution will be in the range of $11.5 million to $13.5 million. Absent final plan termination in 2007, we plan to contribute approximately $1.9 million to the U.S. Qualified Plan to fund expected lump-sum payments during the year.

Our funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees and directors is generally to pay benefits as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.3 million in 2007 to cover unfunded benefits.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 65 after rendering a minimum of 15 or 25 years, respectively, of service to Hexcel. Our funding policy for the U.S. Postretirement Plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $1.0 million in 2007 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We maintain defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans. As of December 31, 2006, 85% of the total assets in the U.K. Plan was invested in equities. Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.K. Plan. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2007 plan year will be 7.1%. We plan to contribute approximately $2.6 million to the U.K. Plan during the 2007 plan year. Our Belgian and Austrian defined benefit plans are not significant.

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our U.S. retirement savings plans for the three years ended December 31, 2006, was:

(In millions)	2006	2005	2004
Defined benefit retirement plans	$8.5	$7.6	$7.5
Union sponsored multi-employer pension plan	0.6	0.5	0.3
Retirement savings plans-matching contributions	6.1	5.7	5.6
Retirement savings plans and profit sharing contributions	8.5	10.1	10.1
Net periodic expense	$23.7	$23.9	$23.5

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2006, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2006	2005	2004	2006	2005	2004
Service cost	$1.4	$1.1	$0.9	$3.5	$2.8	$2.9
Interest cost	2.0	1.9	1.8	5.8	5.3	4.8
Expected return on plan assets	(1.1)	(1.1)	(1.1)	(6.2)	(5.4)	(4.8)
Net amortization and deferral	1.3	1.2	1.0	1.0	1.1	1.2
Sub-total	3.6	3.1	2.6	4.1	3.8	4.1
Curtailment and settlement loss	0.8	0.7	0.8	—	—
Net periodic pension cost	$4.4	$3.8	$3.4	$4.1	$3.8	$4.1

Postretirement Plans	2006	2005	2004
Service cost	$0.1	$0.2	$0.3
Interest cost	0.7	0.9	1.0
Net amortization and deferral	(0.3)	(0.2)	—
Curtailment and settlement gain	(0.6)	—	(0.2)
Net periodic postretirement benefit cost	$(0.1)	$0.9	$1.1

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2006 and 2005, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation - beginning of year	$36.3	$33.7	$106.1	$103.2	$16.2	$16.7
Service cost	1.4	1.1	3.5	2.8	0.1	0.2
Interest cost	2.0	1.9	5.8	5.3	0.8	0.9
Administrative expenses	—	—	0.2	0.3	—	—
Plan participants’ contributions	—	—	1.4	1.3	0.6	0.5
Actuarial loss (gain)	2.3	1.4	2.7	8.9	(2.3)	(0.1)
Benefits and expenses paid	(0.7)	(0.5)	(2.1)	(2.3)	(1.6)	(2.0)
Curtailment and settlement gain	(1.9)	(1.3)	—	—	(0.1)	—
Currency translation adjustments	—	—	14.8	(13.4)	—	—
Benefit obligation - end of year	$39.4	$36.3	$132.4	$106.1	$13.7	$16.2
Change in plan assets:
Fair value of plan assets - beginning of year	$15.1	$14.4	$81.5	$72.6	$—	$—
Actual return on plan assets	1.4	0.8	10.0	15.8	—	—
Employer contributions	2.6	2.0	2.6	2.5	1.0	1.5
Plan participants’ contributions	—	—	1.4	1.3	0.6	0.5
Benefits and expenses paid	(0.7)	(0.5)	(2.1)	(2.3)	(1.6)	(2.0)
Currency translation adjustments	—	—	11.6	(8.4)	—	—
Settlements	(1.9)	(1.6)	—	—	—	—
Fair value of plan assets - end of year	$16.5	$15.1	$105.0	$81.5	$—	$—
Reconciliation of funded status to net amount recognized:
Unfunded status	$(22.9)	$(21.2)	$(27.4)	$(24.6)	$(13.7)	$(16.2)
Unrecognized actuarial loss	1.2	12.8	28.1	27.0	(2.5)	4.3
Unamortized prior service cost (benefit)	12.9	1.5	—	—	1.5	(3.7)
Net amount recognized	$(8.8)	$(6.9)	$0.7	$2.4	$(14.7)	$(15.6)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit costs	$—	$—	$—	$4.6	$—	$—
Intangible asset	—	1.5	—	—	—	—
Accrued benefit liability	(22.9)	(19.7)	(27.4)	(2.2)	(13.7)	(15.6)
Accumulated other comprehensive loss (income) (before tax for European Plans)	14.1	11.3	28.1	—	(1.0)	—
Net amount recognized	$(8.8)	$(6.9)	$0.7	$2.4	$(14.7)	$(15.6)

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2006, with the exception of the U.K. Plan which had a measurement date of September 30, 2006.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $38.3 million and $34.8 million as of December 31, 2006 and 2005, respectively. The U.S. Qualified Plan’s ABO exceeded plan assets by $11.2 million and $9.2 million as of December 31, 2006 and 2005, respectively. All other U.S. plans were unfunded. The U.K. Plan’s ABO exceeded plan assets as of December 31, 2006 by $1.9 million. This plan’s ABO was $102.0 million and $71.4 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, we adopted FAS 158. FAS 158 requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated balance sheet. Upon adoption of FAS 158, as of December 31, 2006, we increased our pension liabilities and charged “accumulated other comprehensive loss” by $17.0 million. Refer to the recently issued accounting standards in Note 1 for further detail on the adoption impact of FAS 158. In addition, we recognized as a component of “other comprehensive loss”, the gains or losses and prior service costs and credits that have not been recognized as components of net periodic costs pursuant to FAS 87, Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

As of December 31, 2006 and 2005, the accrued benefit costs for the U.S. defined benefit retirement plans and postretirement benefit plans were included in “accrued compensation and benefits” and “other non-current liabilities,” respectively, in the accompanying consolidated balance sheets.

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available. In 2006, we utilized the U.K. iBoxx AA Rated Corporate Bond Yield Index for the U.K. Pension Plan. In 2006, as a result of our decision to terminate the U.S. Qualified plan, we used the settlement rate specified to pay lump-sums in the plan to set our discount rate for the U.S. Qualified Plan, while in 2005 we utilized the Mercer Yield Curve as a benchmark to set our discount rate for this plan. For 2006 and 2005, we also used the Mercer Yield Curve to set our discount rate for the U.S. non-qualified plans.  Prior to 2005, we set our discount rate for all U.S. plans based on a Moody Aa benchmark. We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

Salary increase assumptions are based on historical experience and anticipated future management actions. For the postretirement health care and life insurance benefit plans, we review external data and our historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods. While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2006, 2005, 2004, and 2003 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2006	2005	2004	2003
U.S. defined benefit retirement plans:
Discount rates	4.7% — 5.75%	5.5%	5.75%	6.0%
Rate of increase in compensation	4.5%	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	5.0%	7.5%	7.5%	7.5%

European defined benefit retirement plans:
Discount rates	4.5% — 5.75%	5.3% — 5.75%	5.3% — 5.5%	5.3% — 5.5%
Rates of increase in compensation	0.0% — 4.0%	0.0% — 4.0%	0.0% — 4.0%	2.3% — 4.0%
Expected long-term rates of return on plan assets	4.5% — 7.5%	5.0% — 8.0%	5.0% — 8.0%	5.0% — 8.0%

Postretirement benefit plans:
Discount rates	5.75%	5.5%	5.75%	6.0%
Rates of increase in compensation	4.5%	4.0% — 4.5%	4.0% — 4.5%	4.0% — 4.5%

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 9.0% for medical and 5.0% for dental and vision for 2007. The medical rates are assumed to gradually decline to 5.0% by 2013, whereas dental and vision rates are assumed to remain constant at 5.0%.

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2007 pension expense, and the impact on our retirement obligation as of December 31, 2006 for a one-percentage-point change in the discount rate:

	U.S. Qualified	U.K. Retirement
(In millions)	Pension Plan	Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$(0.2)	$(2.9)
Discount rate	$(0.2)	$(1.8)

One-percentage-point decrease:
Expected long-term rate of return	$0.2	$4.6
Discount rate	$0.1	$6.3

Retirement obligation
One-percentage-point increase in discount rate	$(2.6)	$(23.5)
One-percentage-point decrease in discount rate	$3.0	$31.4

In addition, upon final settlements of the U.S. Qualified Plan which is expected to occur in either the fourth quarter of 2007, or early 2008, we estimate that we will recognize additional pension expense in the range of $11.5 million to $13.5 million, respectively.

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have on the total of service and interest cost components, and on the postretirement benefit obligation:

(In millions)	2006	2005
One-percentage-point increase:
Effect on total service and interest cost components	$—	$0.1
Effect on postretirement benefit obligation	$0.5	$1.0

One-percentage-point decrease:
Effect on total service and interest cost components	$—	$(0.1)
Effect on postretirement benefit obligation	$(0.4)	$(0.9)

Retirement and Other Postretirement Plans - France

The employees of our French subsidiaries are entitled to receive a lump-sum payment upon retirement subject to certain service conditions under the provisions of the national chemicals and textile workers collective bargaining agreements.  In addition, our French subsidiaries have recorded a long-term pension obligation to provide stated benefits to three participating employees upon retirement.  The calculations for these obligations are performed annually by an independent actuary.  At December 31, 2006 and 2005, liabilities for these obligations totaled $4.7 million and $3.5 million, respectively.

As of December 31, 2006 and 2005, aggregate projected benefit obligations totaled $4.9 million and $4.0 million, respectively.  The fair value of the assets associated with these obligations was $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively.  There was no minimum liability adjustment required for either year for these obligations.  With the adoption of FAS 158, effective December 31, 2006, a charge to “AOCI” (accumulated other comprehensive loss) was required for $0.7 million before tax, or $0.5 million after tax.  The impact on net periodic retirement costs in 2007 related to amortization of this AOCI impact is not material.

Discount rates used for 2006 ranged from 4.25% to 4.50% compared to a range of 4.0% to 4.15% for 2005.  The projected salary increase for 2006 and 2005 ranged from 2.5% to 3.0%.

Note 13 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2006, were as follows:

(In millions)	2006	2005	2004
Income before income taxes:
U.S.	$70.2	$10.7	$21.5
International	23.9	16.4	14.7
Total income before income taxes	$94.1	$27.1	$36.2

Provision for income taxes:
Current:
U.S.	$1.6	$0.2	$0.8
International	15.5	9.1	10.6
Current provision for income taxes	17.1	9.3	11.4
Deferred:
U.S.	21.9	(118.6)	0.6
International	(4.9)	0.2	(1.7)
Deferred provision (benefit) for income taxes	17.0	(118.4)	(1.1)
Total provision (benefit) for income taxes	$34.1	$(109.1)	$10.3

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2006, is as follows:

(In millions)	2006	2005	2004
Provision for taxes at U.S. federal statutory rate	$32.9	$9.5	$12.7
Foreign effective rate differential	2.6	4.0	4.2
Other permanent items	0.9	(3.4)	0.2
Valuation allowance	(2.3)	(119.2)	(6.8)
Total provision (benefit) for income taxes	$34.1	$(109.1)	$10.3

In 2004, we received dividends of $15.4 million from our foreign subsidiaries, which is taxable for U.S. income tax purposes. The taxable income resulting from the dividends was fully offset by net operating losses. The utilization of net operating losses resulted in a corresponding reduction in the valuation allowance.

As of December 31, 2006 and 2005, we have made no U.S. income tax provision for undistributed earnings of international subsidiaries. Such earnings are considered to be permanently reinvested. Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2006 and 2005 were:

(In millions)	2006	2005
Assets
Net operating loss carryforwards	$49.8	$48.6
Unfunded pension liability	8.6	14.3
Accelerated amortization	53.1	64.4
Reserves and other	51.8	37.1
Subtotal	163.3	164.4
Valuation allowance	(26.4)	(16.4)
Total assets	136.9	148.0
Liabilities
Accelerated depreciation	(13.5)	(14.3)
Other	(1.4)	(1.6)
Total liabilities	(14.9)	(15.9)
Net deferred tax asset	$122.0	$132.1

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2006 and 2005 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, and other non-current liabilities, respectively, in the consolidated balance sheets:

(In millions)	2006	2005
Current deferred tax assets, net	$23.0	$32.8
Long-term deferred tax assets, net	101.5	107.6
Long-term deferred tax liability, net	(2.5)	(8.3)
Net deferred tax assets	$122.0	$132.1

Included in the provision for income taxes for the year ended December 31, 2006, was the reversal of $4.5 million of the valuation allowance against our U.S. deferred tax assets related to capital losses. The reversal has been made in connection with the sale of our investment in TechFab, which resulted in a gain that is expected to utilize a capital loss. The provision for income taxes for the year ended December 31, 2006 also included a net credit adjustment of $0.3 million related to adjustments to our tax accounting for 2005. This adjustment consisted of an additional release of valuation allowance of $1.3 million to correct the prior release as of December 31, 2005, and a $1.0 million charge to reflect customary changes in estimates identified in preparing and filing of our 2005 U.S. and 2005 U.K. income tax returns. We concluded that these adjustments were not material to either the current period or to any prior periods.

On December 31, 2005, we recognized through our tax provision, a $119.2 million reversal representing the majority of the previously recorded U.S. deferred tax asset valuation allowance.  In assessing the ability to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available positive and negative evidence. We considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and expected book and taxable income, we determined that the realization of certain U.S. deferred tax assets for which a valuation allowance had been previously recorded is considered to be more likely than not for purposes of reversing the valuation allowance.  In addition, as part of the reversal we increased the additional paid-in capital by $10.8 million for the tax benefit related to the conversion of restricted stock units and the exercise of stock options embedded in the net operating losses and tax affected the balances held in “accumulated other comprehensive loss”.

The valuation allowance as of December 31, 2006 and 2005 related to certain deferred tax assets of our Belgian subsidiary, certain state temporary differences, state net operating loss carryforwards and capital loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

In the fourth quarter of 2006, we identified errors in our accounting for certain deferred tax assets as of December 31, 2005. These errors have been corrected under the provisions of SAB 108. Specifically, the accounting for the deferred tax asset arising from the minimum pension obligation reflected in AOCI as of December 31, 2005 was overstated and resulted in an overstatement of the release of the valuation allowance against our U.S. net deferred tax assets as of that date. Additionally, we identified unrecorded deferred tax assets as of December 31, 2005 primarily related to general business and foreign tax credits, and capital loss carryforwards. The impact of these adjustments is a net increase in deferred tax assets of $10.3 million and an increase in the valuation allowance of $13.8 million.

See Note 1 for the tax impact associated with our SFAS 158 adjustments for the year ended December 31, 2006.

Net Operating Loss Carryforwards

As of December 31, 2006, we had net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $109.8 million and $23.9 million, respectively. On March 19, 2003, we completed a refinancing of our capital structure, and as a result, we had an “ownership change” pursuant to IRC Section 382, which will limit our ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum. Our U.S. net operating losses expire beginning in 2019 and continue to expire through 2022. Our foreign net operating losses can be carried forward without limitation.

Note 14 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2006, 2005 and 2004 was as follows:

(Number of shares in millions)	2006	2005	2004
Common stock:
Balance, beginning of year	94.1	55.0	40.0
Conversion of mandatorily redeemable convertible preferred stock	—	36.8	13.0
Activity under stock plans	1.4	2.3	2.0
Balance, end of year	95.5	94.1	55.0
Treasury stock:
Balance, beginning of year	1.5	1.4	1.3
Repurchased	0.2	0.1	0.1
Balance, end of year	1.7	1.5	1.4
Common stock outstanding	93.8	92.6	53.6

Mandatorily Redeemable Convertible Preferred Stock

On March 19, 2003, we received $119.8 million in cash, after expenses of $5.2 million, from the issuance of 125,000 shares of a series A mandatorily redeemable convertible preferred stock and 125,000 shares of a series B mandatorily redeemable convertible preferred stock. We issued 77,875 shares of each series to affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. Separately, we issued 47,125 shares of each series to investment funds controlled by affiliates of The Goldman Sachs Group, Inc., a related party. Upon issuance, the total number of our outstanding common shares, including potential shares issuable upon conversion of both of the new series of convertible preferred stocks, increased from approximately 38.6 million shares to approximately 88.4 million shares.

The issuance of the series A and series B mandatorily redeemable convertible preferred stock resulted in certain deductions being recognized in our consolidated statements of operations until the preferred stock was converted to Hexcel common stock. These deductions were reported under the caption “deemed preferred dividends and accretion” and represent a reduction of net income in arriving at net income available to common shareholders. Deemed preferred dividends and accretion were composed of four components:  accrued dividends, discount, beneficial conversion feature, and deferred issuance costs. The accretion of these components was a non-cash expense at the time of recognition. The components were accrued over the life of the convertible preferred stock using the effective interest method.

We recognized deemed preferred dividends and accretion of $30.8 million and $25.4 million for the years ended December 31, 2005 and 2004, respectively. Included in deemed preferred dividends and accretion in 2005 and 2004 was $23.2 million and $12.9 million, respectively, related to the conversions of the mandatorily redeemable convertible preferred stock.

Secondary Offerings of Common Stock and Conversions of Mandatorily

Redeemable Convertible Preferred Stock

In December 2004, certain of our stockholders completed a secondary offering of 24,149,998 shares of our common stock and in connection with such offering a portion of our mandatorily redeemable convertible preferred stock was converted into common stock. Common shares offered included 11,100,086 shares offered by affiliates of the Goldman Sachs Group, Inc., and 13,049,912 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. The shares offered by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC were obtained upon the conversion of 23,916 shares of series A and 77,875 shares of series B mandatorily redeemable convertible preferred stock. We received no net proceeds from this offering.

In connection with the offering of common shares and the conversion of mandatorily redeemable convertible preferred stock, we recorded two significant charges in the fourth quarter of 2004. A non-cash charge of $12.9 million related to the conversion of a portion of the mandatorily redeemable convertible preferred stock was recorded. The charge represented the pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities. This charge was included in “deemed preferred dividends and accretion” in the consolidated statements of operations. In addition, we recorded transaction costs of $1.1 million related to the secondary offering. The $1.1 million of transaction costs were included in selling, general and administrative expenses in the consolidated statement of operations.

On August 9, 2005, certain of our stockholders completed a secondary offering of 14,500,000 shares of our common stock. Of the total common shares offered, 11,075,160 common shares were obtained upon the conversion of 24,007 shares of Series A and 47,125 shares of series B mandatorily redeemable convertible preferred stock. Common shares offered included 8,098,002 shares offered by affiliates of the Goldman Sachs Group, Inc., and 6,401,998 shares offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC. An additional 2,115,998 common shares were sold when the underwriters exercised their over-allotment option on August 17, 2005. The additional shares were offered equally by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC and were obtained upon the conversion of 6,348 shares of series A mandatorily redeemable convertible preferred stock. We received no net proceeds from this offering. In connection with the offering, we recorded transaction costs of $1.0 million related to the secondary offering. The $1.0 million of transaction costs were included in selling, general and administrative expenses in the consolidated statement of operations.

On December 29, 2005, we announced the conversion of the remaining 70,729 shares of its outstanding Series A Convertible Preferred Stock into 23,576,330 shares of our common stock. As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than common stock.

In connection with the offering of common shares and the conversions of mandatorily redeemable convertible preferred stock in 2005, we recorded non-cash charges of $23.2 million. These charges represent the write-off of a pro-rata portion of the unamortized beneficial conversion feature, issuance discount and deferred financing costs remaining from the original issuance of the securities. These charges were included in “Deemed preferred dividends and accretion” in the consolidated statement of operations.

On March 15, 2006, certain of our stockholders completed a secondary offering of 21,433,306 shares of our common stock.  Affiliates of the Goldman Sachs Group, Inc. sold 12,825,521 shares and affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC sold 8,607,785 shares.  An additional 1,750,000 common shares were sold on March 21, 2006 as a result of the exercise by the underwriters of an over-allotment option, composed of 1,047,186 shares sold by affiliates the Goldman Sachs Group, Inc. and 702,814 shares sold by affiliates of Berkshire Partners LLC and Greenbriar Equity Group LLC.  We did not receive any proceeds from this offering.  We recorded transaction costs of $1.2 million related to this secondary offering.

Note 15 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2006, 2005 and 2004, are as follows:

(In millions, except per share data)	2006	2005	2004
Basic net income per common share:
Net income from continuing operations	$64.1	$139.8	$27.0
Income from discontinued operations	1.8	1.5	1.8
Net income	$65.9	$141.3	$28.8
Deemed preferred dividends and accretion	—	(30.8)	(25.4)
Net income available to common shareholders	$65.9	$110.5	$3.4
Weighted average common shares outstanding	93.4	60.0	39.3

Net income from continuing operations per common share	$0.69	$1.81	$0.04
Income from discontinued operations per common share	0.02	0.03	0.05
Basic net income per common share	$0.71	$1.84	$0.09

Diluted net income per common share:
Net income	$65.9	$141.3	$28.8
Deemed preferred dividends and accretion	—	(30.8)	(25.4)
Net income available to common shareholders	$65.9	$110.5	$3.4
Plus: Deemed preferred dividends and accretion	—	30.8	—
Net income available to common shareholders plus assumed conversions	$65.9	$141.3	$3.4
Weighted average common shares outstanding — Basic	93.4	60.0	39.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.5
Stock options	1.7	1.8	2.3
Mandatorily redeemable convertible preferred stock	—	31.5	—
Weighted average common shares outstanding — Diluted	95.5	93.7	42.1

Net income from continuing operations per share	$0.67	$1.49	$0.04
Income from discontinued operations per share	0.02	0.02	0.04
Diluted net income per common share	$0.69	$1.51	$0.08

Total shares underlying stock options of 0.4 and 0.2 million were excluded from the computation of diluted net income per share for the years ended December 31, 2006 and 2005, respectively, as they were anti-dilutive.  Our convertible subordinated debentures, due 2011, were excluded from the computation of diluted net income per common share for the year ended December 31, 2004 as it was anti-dilutive. Also, our mandatorily redeemable convertible preferred stock was excluded from the computation of diluted net income per common share for the year ended December 31, 2004 as it was anti-dilutive.

Note 16 — Derivative Financial Instruments

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of its floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at December 31, 2006 and 2005 was an asset of $1.0 million and $0.9 million, respectively.  A net gain of $0.6 million and a loss of $0.1 million were recognized as a component of “interest expense” for 2006 and 2005, respectively.

In the fourth quarter of 2003, we entered into interest rate swap agreements for an aggregate notional amount of $100.0 million.  The interest rate swap agreements effectively converted the fixed interest rate of 9.75% on $100.0 million of our senior subordinated notes, due 2009, into variable interest rates.  The variable interest rates payable by us in connection with the swap agreements ranged from LIBOR + 6.12% to LIBOR + 6.16%. During the first quarter of 2005, the underlying hedged items, the 2009 notes, and the hedges themselves were terminated.  The carrying value at the time of the termination was a liability $3.6 million.  This amount was charged to “non-operating expense, net” in the consolidated statement of operations.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at December 31, 2006 and 2005 of both the loan and the swap agreement, after scheduled amortization, was 4.5 million Euros against $5.9 million and 8.5 million Euros against $10.1 million, respectively.  The fair value and carrying amount of this swap agreement was a liability of $1.2 million and $1.3 million at December 31, 2006 and 2005, respectively. During 2006 and 2005, hedge ineffectiveness was immaterial. A net credit of $0.8 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively, was recognized as a component of “accumulated comprehensive loss.”  Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the fourth quarter of 2006 was immaterial.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2006 was a liability of $2.7 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2009.  The aggregate notional amount of these contracts was $72.6 million and $112.9 million at December 31, 2006 and 2005, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the years ended December 31, 2006, 2005 and 2004 was as follows:

(In millions)	2006	2005	2004
Unrealized (losses) gains at beginning of period	$(2.3)	$1.3	$6.4
Losses (gains) reclassified to net sales	0.1	0.6	(6.7)
Increase (decrease) in fair value, net of tax	6.1	(4.2)	1.6
Unrealized (losses) gains at end of period	$3.9	$(2.3)	$1.3

Unrealized gains of $3.7 million recorded in “accumulated other comprehensive loss,” net of tax, as of December 31, 2006 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Foreign Currency Options

Consistent with our strategy to create cash flow hedges for foreign currency exposures, we purchased foreign currency options to exchange U.S. dollars for British Pound Sterling beginning in the fourth quarter of 2004.  During the third quarter of 2006, we sold the remaining outstanding options, with a notional value of $3.8 million, for proceeds of $0.1 million.  The nominal amount of such options was $7.5 million at December 31, 2005.  The options were designated as cash flow hedges.  There was no ineffectiveness for either 2006 or 2005.  For the twelve months ended December 31, 2006 and 2005, the change in fair value recognized in “accumulated other comprehensive loss” was a credit of $0.5 million and a charge of $0.5 million, respectively.  The balance sheet value was an asset of $0.1 million at December 31, 2005.  During 2006, losses of $0.4 million were reclassified to net sales and we had an increase in fair market value of $0.1 million.

Note 17 — Commitments and Contingencies

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs. We believe, based on the amount and the nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  During the third quarter of 2006, we recorded a $2.0 million environmental charge for projected additional remediation costs at the site in Lodi, New Jersey.  The additional cost of remediation resulted from the discovery of the existence of additional pollutants from those identified in the original assessment of the site requiring additional equipment and operating expenses together with additional project management expenses.  This additional accrual brings the total accrued liability related to this matter to $3.5 million as of December 31, 2006.

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have indicated their intent to participate in the study.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients are not obligated by our agreement to share in such excess, we and the other recipients are currently considering whether to enter into an agreement with the EPA to perform additional study activities. Although we believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA, we have established a reserve as of December 31, 2006 for our estimated cost in relation to the EPA study.  Our ultimate liability, if any, in connection with this matter cannot be determined at this time.

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology has issued a unilateral order to us to engage in remediation of the groundwater located on our Kent site.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we have determined that we will commence complying with the order, without withdrawing our defenses.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey and Kent, Washington sites is accrued in the consolidated balance sheets. As of December 31, 2006 and 2005, our aggregate environmental related accruals were $5.3 million and $4.2 million, respectively. As of December 31, 2006 and 2005, $2.4 million and $1.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.7 million and $1.9 million higher at December 31, 2006 and 2005, respectively. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $1.4 million, and $1.2 million, respectively. In addition, our operating costs relating to environmental compliance were $8.0 million, $6.5 million, and $6.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $0.8 million for the year ended December 31, 2006 and $1.1 million for each of the years ended December 31, 2005 and 2004. We expect the level of spending on remediation, environmental compliance and capital spending in 2007 to approximate spending levels in prior years. A discussion of environmental matters is contained above and in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Proceedings

We have previously disclosed that we have settled several lawsuits, including class actions, alleging antitrust violations in the sale of carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg. With respect to all of such lawsuits, Hexcel denied and continues to deny the allegations, but believed that the costs of continuing defense outweighed the costs of settlement. Eleven companies opted out of the class in one of the class action lawsuits. We have statute of limitation tolling agreements with two of the opt-out companies and with one co-defendant that also purchased product during the alleged conspiracy. To date, none of the opt-out companies or the co-defendant has asserted any claim against us.

Hercules Incorporated (“Hercules”) was one of our co-defendants in the above antitrust lawsuits. In 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to defend Hercules and to indemnify it for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, No. 604098/04). Hercules settled the above antitrust lawsuits for an aggregate of $24.4 million. We are not in a position to predict the outcome of the lawsuit with Hercules, but intend to defend it vigorously.  As of December 31, 2006, we have not concluded that a loss in this matter is probable and therefore have not accrued for this contingency.

In February 2006, the U.S. Department of Justice (“DOJ”) informed us that it wished to enter into a statute of limitations tolling agreement covering possible civil claims the United States could assert with respect to Zylon fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The Zylon fiber was produced by Toyobo Co., Ltd. (“Toyobo”), woven into fabric by us and supplied to customers who required Zylon fabric for their body armor systems. Some of this body armor was sold by such customers to U.S. Government agencies or to state or local agencies under a DOJ program that provides U.S. Government funding for the purchase of body armor by law enforcement personnel.

In 2003, there were two incidents involving the alleged in-service failure of Zylon body armor manufactured by Second Chance Body Armor (“Second Chance”). For some time prior to these incidents, Toyobo had been providing data to the industry showing that certain physical properties of Zylon fiber were susceptible to degradation over time and under certain environmental conditions. Following these incidents, the National Institute of Justice (“NIJ”), a division of the DOJ, and a number of body armor manufacturers conducted extensive investigations of Zylon fiber and body armor containing Zylon fiber. These investigations ultimately resulted in a number of voluntary recalls of Zylon body armor by certain manufacturers and a finding by the NIJ that Zylon fiber is not suitable for use in body armor. Prior to these findings, the DOJ had filed civil actions against Toyobo and Second Chance alleging that they had conspired to withhold information on the degradation of Zylon, caused defective body armor to be purchased under the U.S. Government funding program, and therefore were liable to the U.S. Government under the False Claims Act and various common law claims. In addition, a number of private civil actions were commenced against Toyobo and Second Chance, certain of which we understand have been settled by Toyobo. Although Second Chance’s assets were purchased by another body armor manufacturer (Armor Holdings Inc.), we understand Second Chance retained its Zylon-related liabilities and that Second Chance is currently in a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. The DOJ actions are still pending against Toyobo and Second Chance. We entered into tolling agreements with the DOJ which exclude the periods February 14 to September 1, 2006, and October 17, 2006 to August 1, 2007, when determining whether civil claims that may be asserted by the United States against us in respect of the above matters are time-barred.    We have been informed by representatives of the DOJ that we are not a target of an on-going criminal investigation into these matters.  We have agreed to cooperate with the DOJ and have turned over documents to the DOJ and have made a number of our employees available for interviews by government attorneys. We have offered independent counsel to these employees at our expense, provided that each employee undertakes to reimburse us for the expense if required to do so under the applicable provisions of the Delaware General Corporation Law.

In December 2006, the trustee in the Chapter 7 bankruptcy case of Second Chance filed a complaint to recover alleged preferential transfers made to us.  In the complaint, the trustee alleges that Hexcel Reinforcements did business with Second Chance prior to the filing of the Chapter 11 petition by Second Chance and that, within the 90 days prior to the filing of that petition, Second Chance paid Hexcel Reinforcements $3.6 million.  The trustee alleges that all such amounts are voidable preferences under bankruptcy law and seeks return of such funds to Second Chance.  Hexcel disagrees with the trustee’s characterization of the payments. We are not in a position to predict the outcome of the proceeding, but intend to defend it vigorously.  As of December 31,

2006, we have not concluded that a loss in this matter is probable and therefore have not accrued for this contingency.

Product Warranty

Warranty expense for the years ended December 31, 2006, 2005 and 2004, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2006 and 2005, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2003	$4.9
Warranty expense	4.0
Deductions and other	(3.9)
Balance as of December 31, 2004	$5.0
Warranty expense	1.5
Deductions and other	(3.4)
Balance as of December 31, 2005	$3.1
Warranty expense	4.9
Deductions and other	(3.4)
Balance as of December 31, 2006	$4.6

Note 18 — Supplemental Cash Flow

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

(In millions)	2006	2005	2004
Cash paid for:
Interest	$26.0	$40.0	$47.1
Taxes	$9.8	$12.8	$10.4

Non-cash items:
Conversion of mandatorily redeemable convertible preferred stock	$—	$121.3	$40.9
Common stock issued under incentive plans	$2.5	$1.2	$0.6

Note 19 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005
Currency translation adjustments (a)	$26.4	$7.1
Accrued minimum pension liability, net of tax (b)	(15.8)	(11.2)
Net unrealized gains on financial instruments, net of tax (c)	4.6	(3.2)
Pension obligation — FAS 158 (d)	(17.0)	—
Accumulated other comprehensive loss	$(1.8)	$(7.3)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of $1.9 million and $0.1 million at December 31, 2006 and 2005, respectively.
(c)	Reduced by the tax impact of $1.7 million and $0.9 million at December 31, 2006 and 2005, respectively.
(d)	Reduced by the tax impact of $7.1 million at December 31, 2006.

Note 20 - Segment Information

The financial results for our business segments have been prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on operating income and generally account for intersegment sales based on arm’s-length prices. Corporate and other expenses are not allocated to the business segments, except to the extent that the expenses can be directly attributed to the business segments. Accounting principles used in the segment information are the same as those used for the consolidated financial statements. Our business segments and related products are as follows:

Composites:  This segment manufactures and sells carbon fibers and composite materials, including prepregs, honeycomb, structural adhesives, sandwich panels and specially machined honeycomb parts, primarily to the commercial aerospace and space and defense markets, as well as to industrial markets. This segment also sells to our Structures business segment.

Reinforcements:  This segment manufactures and sells industrial fabrics and other specialty reinforcement products produced from carbon, glass and aramid fibers. These reinforcement products comprise the foundation of most composite materials, parts and structures. The segment weaves electronic fiberglass fabrics that are a substrate for printed wiring boards. All of our electronics sales come from reinforcement fabric sales. This segment also sells products for industrial applications such as body armor and composite reinforcement. In addition, this segment sells to our Composites business segment, and to other third-party customers in the commercial aerospace and space and defense markets.

Structures:  This segment manufactures and sells a range of lightweight, high-strength composite structures to the commercial aerospace and space and defense markets.

The following tables present financial information on our business segments as of December 31, 2006, 2005 and 2004, and for the years then ended.  With the exception of segment assets of the Reinforcements business segment, which includes assets held for sale related to our Architectural business, all data presented pertains to our continuing operations.

(In millions)	Composites	Reinforcements	Structures	Corporate/ Eliminations	Total
Third-Party Sales
2006	$848.0	$235.2	$109.9	$—	$1,193.1
2005	787.0	269.3	83.2	—	1,139.5
2004	683.9	296.3	71.2	—	1,051.4
Intersegment sales
2006	$29.6	$135.5	$—	$(165.1)	$—
2005	24.8	130.2	—	(155.0)	—
2004	19.0	102.2	—	(121.2)	—
Operating income (loss)
2006	$105.1	$26.0	$13.4	$(38.1)	$106.4
2005	104.0	40.7	8.0	(50.8)	101.9
2004	89.1	37.0	3.8	(43.8)	86.1
Depreciation and amortization
2006	$29.4	$12.1	$1.8	$0.1	$43.4
2005	31.3	13.1	1.9	0.1	46.4
2004	33.5	15.5	1.9	0.1	51.0
Equity in earnings (losses) of affiliated companies
2006	$0.2	$1.7	$2.2	$—	$4.1
2005	(0.2)	3.1	0.7	—	3.6
2004	—	2.5	(1.4)	—	1.1
Business consolidation and restructuring expenses
2006	$9.0	$5.9	$—	$(0.1)	$14.8
2005	2.6	0.3	—	—	2.9
2004	2.3	0.7	—	(0.1)	2.9
Business consolidation and restructuring payments
2006	$2.4	$5.8	$—	$—	$8.2
2005	2.5	0.1	—	0.1	2.7
2004	3.5	0.7	0.2	0.3	4.7

Segment assets
2006	$553.8	$278.7	$91.5	$88.9	$1,012.9
2005	480.7	255.1	75.0	69.8	880.6
2004	471.4	266.8	69.1	(30.5)	776.8
Investments in affiliated companies
2006	$—	$—	$11.1	$—	$11.1
2005	—	5.8	8.5	—	14.3
2004	—	5.7	(0.2)	—	5.5
Capital expenditures and deposits for capital purchases
2006	$105.2	$8.4	$3.4	$3.2	$120.2
2005	55.4	7.9	0.7	2.9	66.9
2004	26.4	10.3	0.4	1.0	38.1

Upon completion of the remaining elements of our strategic review and related divestitures together with the integration of our business operations into a single organization focused on advanced composites materials, we will redefine our business segments to reflect our future organization and business focus.

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2006, 2005 and 2004:

(In millions)	2006	2005	2004
Net sales by Geography (a):
United States	$614.4	$618.5	$602.2
International
France	233.3	208.6	178.5
Austria	136.0	113.4	84.0
United Kingdom	96.4	96.3	91.3
Other	113.0	102.7	95.4
Total international	578.7	521.0	449.2
Total consolidated net sales	$1,193.1	$1,139.5	$1,051.4

Net Sales to External Customers (b):
United States	$523.0	$535.4	$526.8
International
France	127.8	117.6	103.1
Spain	87.9	88.3	81.4
Germany	76.6	71.1	67.5
United Kingdom	67.6	56.1	53.8
Other	310.2	271.0	218.8
Total international	670.1	604.1	524.6
Total	$1,193.1	$1,139.5	$1,051.4

Long-lived assets (c):
United States	$250.0	$189.7	$178.4
International
France	37.2	32.2	35.4
United Kingdom	44.6	38.1	43.7
Other	51.8	37.0	38.3
Total international	133.6	107.3	117.4
Total consolidated long-lived assets	$383.6	$297.0	$295.8

(a)             Net sales by geography based on the location in which the sale was manufactured.

(b)             Net sales to external customers based on the location to which the sale was delivered.

(c)             Long-lived assets primarily consist of property, plant and equipment.

Note:      Certain prior years’ revenues have been reclassified to conform to the 2006 presentation.

Significant Customers

The Boeing Company and its subcontractors accounted for approximately 21.3%, 18.8% and 19.3% of 2006, 2005 and 2004 net sales, respectively. Similarly, EADS, including Airbus and its subcontractors accounted for approximately 22.6%, 22.1% and 20.7% of 2006, 2005 and 2004 net sales, respectively.

Note 21 — Other Expense, net

Other expense, net, for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

(In millions)	2006	2005	2004
Gains on sale of assets	$—	$(1.4)	$(4.0)
Accrual for certain legal matters	—	16.5	7.0
Other expense, net	$—	$15.1	$3.0

We recorded accruals of $16.5 million and $7.0 million for the settlement of litigation matters during 2005 and 2004, respectively. During 2005 and 2004, we sold surplus land at one of our U.S. manufacturing facilities for net cash proceeds of $1.4 million and $6.5 million, respectively, and recognized net gains of $1.4 million and $4.0 million on the sales, respectively.

Note 22 — Non-Operating (Income) Expense, net

Non-operating (income) expense, net, for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

(In millions)	2006	2005	2004
Gain on sale of investment in an affiliated company	$(15.7)	$—	$—
Loss on early retirement of debt	—	40.9	3.2
Gains relating to de-mutualization of an insurance company	—	—	(1.0)
Non-operating (income) expense, net	$(15.7)	$40.9	$2.2

In December of 2006, we sold our equity interest in TechFab and received cash proceeds of $22.0 million and recorded a pre-tax gain of $15.7 million.

During the first quarter of 2005, we took a series of actions to refinance substantially all of our long-term debt. As a result of the refinancing, we recorded a loss on early retirement of debt of $40.3 million, consisting of tender offer and call premiums of $25.2 million, the write-off of unamortized deferred financing costs and original issuance discounts of $10.3 million, transaction costs of $1.2 million in connection with the repurchasing of debt, and a loss of $3.6 million related to the cancellation of interest rate swap agreements.

During the second quarter of 2005, we prepaid $39.4 million of the term B loan under the Senior Secured Credit Facility. As a result of the prepayment, we recorded an additional $0.6 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

During 2004, we repurchased $44.8 million principal amount of its 9.75% senior subordinated notes, due 2009, recognizing losses of $3.2 million on the early retirement of debt. The losses resulted from market premiums paid, as well as the write-off of related unamortized deferred financing costs and original issuance discount.

During the first quarter of 2004, we became aware of an existing asset custodial account created upon the de-mutualization of an insurance company in December 2001. Assets distributed to the custodial account resulted from the existence of certain group life insurance, disability and dental plans insured by the de-mutualized company. The assets held in the account were used in 2005 to defray a portion of the funding requirements associated with these plans. In connection therewith, we recognized a gain of $0.6 million in 2004. In addition, during the second quarter of 2004, we sold the underlying securities obtained through the de-mutualization, recognizing an additional gain of $0.4 million.

Note 23 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2006 and 2005 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter(a)	Quarter (a) (b)
2006
Net sales	$301.2	$309.5	$283.2	$299.2
Gross margin	69.9	70.4	59.5	65.0
Business consolidation and restructuring expenses	3.0	1.1	1.4	9.3
Operating income	28.9	33.4	25.0	19.1
Non-operating income	—	—	—	15.7
Income from discontinued operations	0.7	0.5	0.4	0.2
Net income available to common shareholders	14.5	17.6	15.7	18.1

Income from continuing operations
Basic	$0.15	$0.18	$0.16	$0.19
Diluted	$0.15	$0.18	$0.16	$0.19

Net income per common share:
Basic	$0.16	$0.19	$0.17	$0.19
Diluted	$0.15	$0.18	$0.16	$0.19

Market price:
High	$23.21	$24.91	$16.02	$19.01
Low	$17.60	$13.80	$13.28	$13.61

2005
Net sales	$284.4	$305.5	$271.4	$278.2
Gross margin	64.5	69.4	57.6	58.6
Business consolidation and restructuring expenses	0.4	0.4	1.0	1.1
Other (income) expense, net	0.2	(0.9)	15.8	—
Operating income	32.1	36.1	8.3	25.4
Non-operating expense, net	40.3	0.6	—	—
Income from discontinued operations	0.5	0.5	0.3	0.2
Deemed preferred dividends and accretion	(2.3)	(2.3)	(11.8)	(14.4)
Net income (loss) available to common shareholders	(24.7)	23.9	(10.7)	122.0

Income from continuing operations
Basic	$(0.47)	$0.43	$(0.18)	$1.77
Diluted	$(0.47)	$0.25	$(0.18)	$1.44

Net income (loss) per common share:
Basic	$(0.46)	$0.44	$(0.17)	$1.77
Diluted	$(0.46)	$0.28	$(0.17)	$1.44

Market price:
High	$17.70	$18.55	$19.99	$18.80
Low	$13.81	$14.20	$15.70	$14.40

(a)             Included in deemed preferred dividends and accretion and net income (loss) available to common shareholders for the third and fourth quarters of 2005 are accelerated charges of $10.1 million, and $13.1 million resulting from the conversion of a portion of mandatorily redeemable convertible preferred stock into common stock (see Note 14).

(b)            Included in net income (loss) available to common shareholders for the fourth quarter of 2005 is a non-cash benefit of $119.2 million arising from the reversal of the majority of the previously recorded valuation allowance against the Company’s U.S. deferred tax assets as of December 31, 2005.

We have not declared or paid cash dividends per share of common stock during the periods presented.

Note 24 - Subsequent Event

On February 28, 2007, we completed the sale of our Architectural business in France. Cash proceeds received from the sale were €18.5 million and are subject to adjustment based upon the value of certain working capital balances. The purchase agreement contains customary representations, warranties and indemnifications. We will account for the gain on sale in our first quarter, 2007 financial statements.

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense	Deductions and other	Balance at end of year
Year ended December 31, 2006
Allowance for doubtful accounts	$6.4	$0.1	$(4.7)	$1.8
Allowance for obsolete and unmarketable inventory	16.6	3.5	(3.7)	16.4

Year ended December 31, 2005
Allowance for doubtful accounts	$6.5	$0.9	$(1.0)	$6.4
Allowance for obsolete and unmarketable inventory	19.3	2.6	(5.3)	16.6

Year ended December 31, 2004
Allowance for doubtful accounts	$4.2	$3.0	$(0.7)	$6.5
Allowance for obsolete and unmarketable Inventory	19.9	4.9	(5.5)	19.3