Form 10-Q
period 2007-03-31
HEXCEL CORP /DE/
filed 2007-05-07
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
COMMON STOCK	94,313,651

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$33.5	$25.7
Accounts receivable, net	202.3	181.5
Inventories, net	189.5	171.5
Prepaid expenses and other current assets	29.5	36.6
Assets of discontinued operations	—	10.5
Total current assets	454.8	425.8

Property, plant and equipment	825.8	834.7
Less accumulated depreciation	(449.0)	(464.3)
Net property, plant and equipment	376.8	370.4

Goodwill and intangible assets	76.0	75.9
Investments in affiliated companies	14.2	11.1
Deferred tax assets	103.1	101.5
Other assets	20.8	22.3
Assets of discontinued operations	—	5.9

Total assets	$1,045.7	$1,012.9

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.2	$2.5
Accounts payable	98.1	104.0
Accrued liabilities	111.0	106.6
Liabilities of discontinued operations	—	6.2
Total current liabilities	211.3	219.3

Long-term notes payable and capital lease obligations	419.4	409.8
Other non-current liabilities	82.0	80.8
Liabilities of discontinued operations	—	1.4
Total liabilities	712.7	711.3

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 96.0 shares issued at March 31, 2007 and 95.5 shares issued at December 31, 2006	1.0	1.0
Additional paid-in capital	489.3	479.3
Accumulated deficit	(135.2)	(157.1)
Accumulated other comprehensive loss	(0.6)	(1.8)
	354.5	321.4
Less — Treasury stock, at cost, 1.8 shares at March 31, 2007 and 1.7 shares at December 31, 2006	(21.5)	(19.8)
Total stockholders’ equity	333.0	301.6

Total liabilities and stockholders’ equity	$1,045.7	$1,012.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2007	2006

Net sales	$328.7	$301.2
Cost of sales	250.4	231.2
Gross margin	78.3	70.0

Selling, general and administrative expenses	33.4	30.3
Research and technology expenses	9.6	7.6
Business consolidation and restructuring expenses	1.6	3.0
Operating income	33.7	29.1

Interest expense, net	6.8	7.8
Non-operating expense	0.4	—
Income from continuing operations before income taxes equity in earnings and discontinued operations	26.5	21.3
Provision for income taxes	11.0	8.4
Income from continuing operations before equity in earnings and discontinued operations	15.5	12.9
Equity in earnings of affiliated companies	1.0	1.1

Net income from continuing operations	16.5	14.0
Income from discontinued operations, net of tax	0.2	0.5
Gain on sale of discontinued operations, net of tax	6.8	—
Net income	$23.5	$14.5

Basic net income per common share:
Continuing operations	$0.18	$0.15
Discontinued operations	0.07	0.01
Net income	$0.25	$0.16

Diluted net income per common share:
Continuing operations	$0.17	$0.14
Discontinued operations	0.07	0.01
Net income	$0.24	$0.15

Weighted average common shares outstanding:
Basic	94.0	92.9
Diluted	96.1	95.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$23.5	$14.5
Income from discontinued operations, net of tax	(7.0)	(0.5)
Net income from continuing operations	16.5	14.0
Reconciliation to net cash used for operating activities:
Depreciation and amortization	10.8	11.3
Amortization of debt discount and deferred financing costs	0.4	0.4
Deferred income taxes	6.4	5.5
Business consolidation and restructuring expenses	1.6	3.0
Business consolidation and restructuring payments	(2.7)	(1.1)
Equity in earnings of affiliated companies	(1.0)	(1.1)
Dividends from affiliated companies	—	0.8
Share-based compensation	4.9	3.4
Loss on early retirement of debt	0.4	—

Changes in assets and liabilities:
Increase in accounts receivable	(19.4)	(35.2)
Increase in inventories	(17.0)	(4.1)
Decrease in prepaid expenses and other current assets	1.7	0.5
Decrease in accounts payable and accrued liabilities	(11.2)	(1.6)
Changes in other non-current assets and long-term liabilities	(0.3)	(4.8)
Net cash used for operating activities	(8.9)	(9.0)

Cash flows from investing activities
Capital expenditures	(16.3)	(22.3)
Deposits for property purchases	—	(1.8)
Proceeds from sale of discontinued operations	25.0	—
Investment in affiliated companies	(2.1)	—
Net cash provided by (used for) investing activities	6.6	(24.1)

Cash flows from financing activities
Proceeds from senior secured credit facility — revolver, net	45.0	30.0
Repayments of senior secured credit facility — term B loan	(35.8)	—
Proceeds from capital lease obligations and other debt, net	—	2.9
Activity under stock plans	3.3	3.6
Net cash provided by financing activities	12.5	36.5
Net cash (used for) provided by operating activities, discontinued operations	(2.9)	0.2
Net cash used for financing activities, discontinued operations	—	(0.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.6)
Net increase in cash and cash equivalents	7.8	2.9
Cash and cash equivalents at beginning of period	25.7	21.0
Cash and cash equivalents at end of period	$33.5	$23.9

Supplemental Data:
Cash interest paid	$11.0	$10.5
Cash taxes paid	$2.6	$2.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.

The accompanying condensed consolidated financial statements represent the consolidation of Hexcel.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our significant accounting policies.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”).  FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

Under FIN 48, an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

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

 In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial position, the results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited 2006 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Hexcel Corporation’s 2006 Annual Report on Form 10-K.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2007 presentation.

New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  FAS 159 is effective for fiscal years beginning after November 15, 2007 (as of January 1, 2008 for calendar year companies).  We are currently in the process of evaluating the effects of the adoption of FAS 159 on our consolidated results of operations, cash flows, and financial position.

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.  We are currently evaluating the impact of FAS 157 on our results of operations, cash flows, and financial position.

Note 2 — Discontinued Operations

Architectural Business

In October of 2006, we reached agreement in principle to sell our Architectural business in France.  On February 28, 2007, we completed the sale.  The Architectural business sold included the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  Cash proceeds from the sale were $25.0 million, resulting in a net after tax gain of $6.8 million (after related expenses).  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or disposal of Long Lived Assets (“FAS 144”), the operations of the Architectural business, including the net after tax gain on the sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.  Transaction costs incurred in 2007 associated with the sale of $0.5 million were included in the net operating results of the business.

Revenues associated with the Architectural business were $4.4 million and $5.8 million for the quarters ended March 31, 2007 and 2006, respectively.  Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the quarter ended March 31, 2007 and $0.7 million for the quarter ended March 31, 2006.

Net assets sold relating to the Architectural business were comprised of the following:

(In millions)	February 28, 2007
Assets
Current assets:
Cash and cash equivalents	$1.0
Accounts receivable, net	5.1
Inventories, net	6.7
Prepaid expenses and other current assets	0.1
Total current assets	12.9

Net property, plant and equipment	5.7
Goodwill	0.2
Total assets	18.8

Liabilities
Current liabilities:
Accounts payable	4.3
Other accrued liabilities	1.4
Total current liabilities	5.7

Other non-current liabilities	0.6
Total liabilities	6.3
Net assets sold	$12.5

Included in prepaid expenses and other current assets, and accrued liabilities in our condensed consolidated balance sheet as of March 31, 2007 are deferred tax assets of $0.7 million and liabilities of $6.8 million, respectively, related to the discontinued operations but retained by us.

Note 3 — Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.  This method required us to apply the provisions of SFAS 123(R) to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods.  The accompanying condensed consolidated financial statements as of and for the quarters ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date, and the use of an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.

SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the quarters ended March 31, 2007 and 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).  Share based compensation expense capitalized during the quarters ended March 31, 2007 and 2006 was not material.

Share-based compensation expense reduced our consolidated results of operations as follows:

	March 31,
(In millions, except per share data)	2007	2006
Impact on income before income taxes	$(4.9)	$(3.4)
Impact on net income	$(3.2)	$(2.3)
Impact on net income per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

During the quarters ended March 31, 2007 and 2006, cash received from stock option exercises was $3.3 million and $3.6 million.  We used $1.7 million and $2.9 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the first quarters of 2007 and 2006, respectively.  We realized a tax benefit of $1.6 million and $2.8 million in connection with stock options exercised, and RSUs and PARs converted during the first quarters of 2007 and 2006, respectively.

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

We measure the fair value of RSUs, PARs and PRSUs based upon the market price of the underlying common stock as of the date of grant.  RSUs, PARs and PRSUs are amortized over their applicable vesting period using the straight-line method.  We granted 0.2 million and 0.1 million RSUs during the quarters ended March 31, 2007 and 2006, respectively.  We granted 0.1 million PRSUs in each of the quarters ended March 31, 2007 and 2006.  No PARs have been granted since 2001.  Certain PARs issued during 2001 were converted during the first quarter of 2006.

The following activity occurred with respect to our outstanding restricted stock units and performance share awards during the first quarter of 2007:

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2006	0.3	$16.73
Granted	0.2	$18.17
Vested	(0.1)	$13.32
Forfeited	—	—
Nonvested balance at March 31, 2007	0.4	$18.42

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2006	0.1	$21.97
Granted	0.1	$18.17
Vested	—	—
Forfeited	—	—
Nonvested balance at March 31, 2007	0.2	$19.34

As of March 31, 2007, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $7.4 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

Nonqualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.  Approximately 0.4 million and 0.3 million stock options were granted during the quarters ended March 31, 2007 and 2006, respectively.

A summary of option activity under the plan for the quarter ended March 31, 2007 is as follows:

(In millions, except share data)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5.2	$9.40	5.15	$41.3
Options granted	0.4	$18.17
Options exercised	(0.3)	$18.91
Options expired or forfeited	—	$—
Outstanding at March 31, 2007	5.3	$10.11	5.45	$51.2
Exercisable at March 31, 2007	4.3	$8.52		$42.2

The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $3.1 million.  As of March 31, 2007, there was total unrecognized compensation cost related to nonvested stock options of $4.3 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Quarter Ended March 31,
	2007	2006
Risk-free interest rate	4.84%	4.50%
Expected option life (in years) Executive	5.97	5.90
Expected option life (in years) Non-Executive	5.24	5.43
Dividend yield	—%	—%
Volatility	40.94%	46.44%
Weighted-average fair value per option granted	$8.41	$10.87

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  The 2007 expected option life increased from 5.90 years in 2006 to 5.97 years for the executive pool and decreased from 5.43 years to 5.24 years for the non-executive pool.
Prior to 2006, we determined expected volatility based on actual historic volatility.  With the adoption of SFAS 123(R), we determined expected volatility based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weighed both volatility inputs equally and took an average of both the historic and implied volatility to arrive at the volatility input for the Black-Scholes calculation.  Consistent with 2006, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.   No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Retirement Provisions

Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement.  Similar retirement provisions also apply to RSUs and PRSUs.  RSUs are deemed to be vested when an employee reaches their defined retirement age.  PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of their shares based on the portion of the performance period elapsed prior to retirement; however, if employed at the end of the performance period they are entitled to the entire grant.  As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2007, or 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.

Shares Authorized for Grant

As of March 31, 2007, an aggregate of 3.3 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and PARS.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of March 31, 2007, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  During the period from 2004 to 2006, an aggregate total of 51,475 shares of common stock were issued under the ESPP.

Note 4 — Inventories
(In millions)	March 31, 2007	December 31, 2006
Raw materials	$74.2	$69.3
Work in progress	52.1	46.5
Finished goods	63.2	55.7
Total inventories	$189.5	$171.5

Note 5 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   In December 2006, our Board of Directors voted to terminate the U.S. Qualified Plan as of April 1, 2007, subject to appropriate regulatory approval.  Final termination of the U.S. Qualified Plan is expected to occur in either the fourth quarter of 2007, or early 2008.  Refer to our 2006 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2007 and 2006 were as follows:

	U.S. Plans		European Plans
(In millions)	Quarter Ended March 31,		Quarter Ended March 31,
Defined Benefit Retirement Plans	2007	2006	2007	2006
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.5	0.5	1.7	1.3
Expected return on plan assets	(0.2)	(0.3)	(1.9)	(1.5)
Net amortization and deferral	0.4	0.3	0.2	0.2
Sub-total	1.0	0.8	0.9	0.9
Curtailment and settlement loss	0.2	0.2	—	—
Net periodic benefit cost	$1.2	$1.0	$0.9	$0.9

Contributions

We contributed $0.3 million and $0.8 million to our U.S. qualified and nonqualified defined benefit retirement plans during the first quarters of 2007 and 2006, respectively.  We expect to contribute at the minimum funding amount required in 2007, fund lump-sum payments and possibly fund the entire plan obligation by year-end, if the plan’s termination is approved by the appropriate regulatory authorities.  If such approval is obtained, we estimate that the final cash settlement contribution will be in the range of $11.5 million to $13.5 million.  Absent final plan termination in 2007, we plan to contribute approximately $1.9 million during 2007 to our U.S. qualified pension plan to fund expected lump sum payments.  We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2007 to cover unfunded benefits.  We contributed $2.6 million to our U.S. defined benefits retirement plans during the 2006 fiscal year.

In addition, we contributed $0.6 million and $0.8 million to our European defined benefit retirement plans in the first quarters of 2007 and 2006, respectively.  Meeting governing requirements, we plan to contribute approximately $2.6 million during 2007 to our European plans.  We contributed $2.6 million to our European plans during the 2006 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.2 million consisting of interest costs for both the first quarters of 2007 and 2006, respectively.

Contributions

In connection with our postretirement plans, we contributed $0.3 million and $0.2 million for the first quarters of 2007 and 2006, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute $1.0 million in 2007 to cover unfunded benefits.  We contributed $1.0 million to our postretirement plans during the 2006 fiscal year.

Note 6 — Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2007 and December 31, 2006, and activity for the quarter ended March 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	1.0	1.8
Change in estimated expenses	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	0.6	1.0	1.6
Cash expenditures	(1.7)	(1.0)	(2.7)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$9.7	$0.3	$10.0

December 2006 Program

In December 2006, we announced that an organizational realignment process had begun to reorganize ourselves into a single business as well as address stranded costs that will result from divestitures associated with our portfolio realignment.  In connection with this action, we incurred severance and relocation expenses.   We expect this program will be substantially completed by December 31, 2007.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	0.8	—	0.8
Cash expenditures	(0.8)	—	(0.8)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$7.1	$—	$7.1

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants.  In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia.  These actions are aimed at matching regional production capacities with available demand.    During the first three months of 2007, we recognized $0.5 million of expense, associated with the facility closures and consolidation activities that were expensed as incurred, and made cash payments of $0.6 million.  As of March 31, 2007, the accrued balance for severance related to this program of $0.3 million is adequate for estimated future requirements. The program is substantially complete.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  Costs associated with the facility’s closure, along with costs for relocation and requalification of equipment, were completed at the end of the first quarter of 2007.  During the first three months of 2007, we recognized $0.4 million of expense, associated with the facility closures and consolidation activities that were expensed as incurred, and made cash payments of $1.1 million.  The plant ceased operations on March 31, 2007.  The Livermore facility will be demolished as part of the preparation for the sale of the property.  These costs will be expensed as incurred.  As of March 31, 2007, the accrued balance related to this program of $1.1 million is for severance obligations and is adequate for the estimated future requirements related to the program.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  This program is substantially complete.  During the first three months of 2007, we made cash payments of $0.1 million related to the program and reduced our estimate of future obligations under the program by $0.2 million.  As of March 31, 2007, the accrued balances related to this program are for future severance obligations of $1.2 million and lease payments of $0.3 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

Note 7 — Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2007	December 31, 2006
Senior secured credit facility - revolver due 2010	$45.0	$—
Senior secured credit facility - term B loan due 2012	147.8	183.6
European credit and overdraft facilities	0.4	0.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	418.2	408.9
Capital lease obligations	3.4	3.4
Total notes payable and capital lease obligations	$421.6	$412.3

Notes payable and current maturities of long-term liabilities	$2.2	$2.5
Long-term notes payable and capital lease obligations, less current maturities	419.4	409.8
Total notes payable and capital lease obligations	$421.6	$412.3

 Senior Secured Credit Facility

During the first quarter of 2007, we made mandatory principal prepayments of $35.4 million as a result of net proceeds received from assets sales. The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business. These repayments lowered on a pro-rata basis each payment under the debt amortization schedule. As a result of the repayment, we are now required to make quarterly principal payments under the term loan portion of the facility of $0.4 million (reduced from $0.5 million) on March 1, June 1, September 1, and December 1, of each year commencing March 31, 2007 and continuing through and including March 1, 2011. Also reflecting the repayment and commencing on June 1, 2011 and thereafter on September 1, 2011, December 1, 2011, and March 1, 2012, our quarterly scheduled principal payment increases to $35.4 million (reduced from $43.9 million). During the first quarter of 2007, we recorded a $0.4 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 7.09% for the quarter ended March 31, 2007.   Borrowings made under the LIBOR option during the quarter ended March 31, 2007 were made at interest rates ranging from 6.81% to 7.13%.

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

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.25 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt. In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2007 and 2006, we had issued letters of credit totaling $4.3 million and $3.9 million, respectively, under the Senior Secured Credit Facility.  In addition, the Company had letters of credit totaling $0.2 million outside the Senior Secured Credit Facility as of March 31, 2007 and 2006, respectively.

6.75% Senior Subordinated Notes, due 2015

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation. Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1, beginning on August 1, 2005. The senior subordinated notes mature on February 1, 2015. We may not redeem the senior subordinated notes prior to February 1, 2010, except that we may use the net proceeds from one or more equity offerings at any time prior to February 1, 2008 to redeem up to 35% of the aggregate principal amount of the notes at 106.75% of the principal amount, plus accrued and unpaid interest. We will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest. This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013. In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all note holders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

Note 8 — Non-Operating Expense

	Quarter Ended March 31,
(In millions)	2007	2006
Loss on early retirement of debt	$0.4	$—
Non-operating expense	$0.4	$—

During the first quarter of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million with the net proceeds received from assets sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.  As a result of the prepayment, we recorded a $0.4 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Note 9 — Income Taxes

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $1.6 million, a decrease in deferred tax liabilities of $1.0 million, and an increase in accrued interest of $1.7 million.  The amount of unrecognized tax benefits at January 1, 2007 is $15.3 million of which $12.1 million would impact our effective tax rate, if recognized.  In addition, we recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the consolidated statements of operations.  As of January 1, 2007, we had recorded a liability of $2.9 million for the payment of interest.

Hexcel and our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return.  The Internal Revenue Service (“IRS”) concluded its examination of our consolidated federal income tax returns for the years 1996 through 2001, and issued a final Revenue Agents Report (“RAR”) on January 31, 2006.  We agreed with all the conclusions of the RAR.  The U.S. federal statute of

limitations remains open for the year 2003 and onward.   Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2004 onward), France (2004 onward), Spain (2002 onward) and UK (2003 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of January 1, 2007, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2002 onward, some of which are currently under examination by certain European taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations, but that these changes are not expected to have a significant impact on our results of operations or the financial position.

Note 10 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2007	2006
Basic net income per common share:
Net income from continuing operations	$16.5	$14.0
Income from discontinued operations	7.0	0.5
Net income	$23.5	$14.5

Weighted average common shares outstanding	94.0	92.9

Net income from continuing operations per common share	$0.18	$0.15
Income from discontinued operations per common share	0.07	0.01
Basic net income per common share	$0.25	$0.16

Diluted net income per common share:
Net income from continuing operations	$16.5	$14.0
Income from discontinued operations	7.0	0.5
Net income	$23.5	$14.5

Weighted average common shares outstanding — Basic	94.0	92.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.3
Stock options	1.6	1.9
Weighted average common shares outstanding — Dilutive	96.1	95.1

Net income from continuing operations per common share	$0.17	$0.14
Income from discontinued operations per common share	0.07	0.01
Diluted` net income per common share	$0.24	$0.15

Total shares underlying stock options of 0.4 million were excluded from the computation of diluted net income per share for each of the first quarters ended March 31, 2007 and 2006, as they were anti-dilutive.

Note 11 — Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters ended March 31, 2007 and 2006 were as follows:

	Quarter Ended March 31,
(In millions)	2007	2006
Net income	$23.5	$14.5
Currency translation adjustments	1.5	2.1
Minimum pension obligation	0.4	(0.2)
Net unrealized (losses) gains on financial instruments	(0.7)	3.1
Comprehensive income	$24.7	$19.5

Note 12 — Derivative Financial Instruments

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of our floating rate bank loan.  To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at March 31, 2007 and December 31, 2006 was an asset of $0.8 million and $1.0 million, respectively.  A net gain of $0.2 million and $0.1 million was recognized as a component of “interest expense” for the first quarter of 2007 and 2006, respectively.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at March 31, 2007 and December 31, 2006, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million and $1.2 million at March 31, 2007 and December 31, 2006, respectively.  During the first quarter of 2007 and 2006, hedge ineffectiveness was immaterial.  A net increase of $0.6 million for the quarter ended March 31, 2006 was recognized as a component of “accumulated comprehensive loss.”  There was no change in the balance recognized in “accumulated comprehensive loss” during the first quarter of 2007.  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the first quarter of 2007 was a reduction of $0.2 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2007 and December 31, 2006 was a liability of $3.4 million and $2.7 million, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $80.0 million and $72.6 million at March 31, 2007 and December 31, 2006, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters ended March 31, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the first quarter of 2007 and 2006 was as follows:

	Quarter Ended March 31,
(In millions)	2007	2006
Unrealized gains (losses) at beginning of period	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.8)	0.6
Increase in fair value	0.3	1.2
Unrealized gains (losses) at end of period	$3.4	$(0.5)

Unrealized gains of $3.4 million recorded in “accumulated other comprehensive loss,” net of tax, as of March 31, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 13 — Investments in Affiliated Companies

As of March 31, 2007, we have equity ownership investments in two Asian joint ventures.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that these investments would be considered “variable interest entities.”  However, we also believe that we are not the primary beneficiary of such entities, and therefore, are not required to consolidate these entities.

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

	Quarter Ended March 31,
(In millions)	2007	2006
Equity ownership	40.48%	40.48%
Last twelve months’ (“LTM”) revenues	$27.6	$18.8
Equity investment balance	$6.5	$5.4
Accounts receivable balance	$2.0	$2.6

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

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Our initial ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%.

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

Apart from any outstanding accounts receivable and our investment in this joint venture, we have no other significant exposures to loss related to Asian Composites.   Summary information related to our investment in Asian Composites follows:

	Quarter Ended March 31,
(In millions)	2007	2006
Equity ownership	33.33%	25.00%
LTM revenues	$29.2	$20.7
Equity investment balance	$7.7	$3.6
Accounts receivable balance	$0.8	$1.1

Note 14 — Segment Information

The financial results for our operating segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of assisting in making internal operating decisions.  We evaluate the performance of our operating segments based on operating income, and generally account for intersegment sales based on arm’s length prices.  Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the business segment.

Effective January 1, 2007, we revised our operating segments to reflect our strategic and operational realignment and to focus on advanced structural materials.  We have eliminated our three former global business units and consolidated all our composites related activities into a single organization.  The reinforcement product lines, for which we are exploring our strategic alternatives, including potential divestiture, are being managed as a separate business.  Based upon our review of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that we will now report three operating segments:

•                  Composite Materials.  The development, manufacture and sale of advanced composite materials including carbon fiber, reinforcements for composites, honeycomb and matrix (prepregs and other polymer systems) products.

•                  Engineered Products.  The development and fabrication of finished and semi-finished structures manufactured from composite materials.  This segment includes machined and shaped honeycomb core, structural products for helicopter blades and aircraft, and finishing operations for products from our Asian joint ventures.

•                  EBGI Reinforcements.  This segment captures our U.S. operations related to our electronics, ballistics and general industrial reinforcement product lines.

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each operating segment, we have also reported disaggregated sales by end market.

Financial information for our business segments for the quarters ended March 31, 2007 and 2006 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	EBGI Reinforcements	Corporate & Other	Total

First Quarter 2007
Net sales to external customers:
Commercial aerospace	$104.1	$39.9	$—	$—	$144.0
Industrial	73.7	0.4	46.1	—	120.2
Space and defense	52.3	12.2	—	—	64.5
Net sales to external customers	230.1	52.5	46.1	—	328.7
Intersegment sales	9.9	0.7	0.8	(11.4)	—
Total sales	240.0	53.2	46.9	(11.4)	328.7

Operating income	36.9	4.9	3.8	(11.9)	33.7
Depreciation and amortization	8.8	0.9	1.0	0.1	10.8
Business consolidation and restructuring expenses	1.3	(0.2)	0.5	—	1.6
Stock-based compensation expense	1.7	0.3	0.1	2.8	4.9
Capital expenditures and deposits for property purchases	14.3	0.5	0.7	0.8	16.3

First Quarter 2006
Net sales to external customers:
Commercial aerospace	$103.4	$33.1	$—	$—	$136.5
Industrial	67.2	1.3	40.9	—	109.4
Space and defense	43.0	12.3	—	—	55.3
Net sales to external customers	213.6	46.7	40.9	—	301.2
Intersegment sales	7.1	(0.2)	0.4	(7.3)	—
Total sales	220.7	46.5	41.3	(7.3)	301.2

Operating income	33.0	5.5	1.3	(10.7)	29.1
Depreciation	8.2	0.9	2.2	—	11.3
Business consolidation and restructuring expenses	0.9	0.1	2.1	(0.1)	3.0
Stock-based compensation expense	1.1	0.2	0.4	1.7	3.4
Capital expenditures and deposits for property purchases	22.7	0.2	—	1.2	24.1

First quarter 2006 data has been reclassified for purposes of comparison to conform with our new operating segments.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our electronics sales to the Industrial market.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangibles assets by segment is as follows:

(In millions)	March 31, 2007	December 31, 2006
Composite Materials	$42.5	$42.4
Engineered Products	16.0	16.0
EBGI Reinforcements	17.5	17.5
Goodwill and intangible assets	$76.0	$75.9

The carrying value of the intangible asset included above was $2.5 million at March 31, 2007 and December 31, 2006.

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

As of March 31, 2007, our aggregate environmental related accruals were $4.5 million.  As of March 31, 2007, $2.4 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.7 million higher at March 31, 2007.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2007 was $0.8 million.  In addition, our operating costs relating to environmental compliance for the first quarter of 2007 were approximately $1.9 million, and were charged directly to expense.  Capital expenditures for environmental matters approximated $0.1 million in the first quarter of 2007.

Other Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  We have also previously disclosed that, in 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs.  On April 30, 2007, the Court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases, and these remain in the case following the summary judgment. Hercules may appeal the summary judgment order.

Zylon Matter

As previously disclosed,  we entered into a statute of limitations tolling agreement with the U.S. Department of Justice (“DOJ”) covering possible civil claims the United States could assert with respect to Zylon fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The tolling agreement excludes the periods February 14 to September 1, 2006, and October 17, 2006 to August 1, 2007, when determining whether civil claims that may be asserted by the United States against us in respect of the above matters are time-barred.    We have been cooperating with the DOJ in its investigation. During the first quarter of 2007, the DOJ has informed us that it believes it has sufficient grounds to file civil claims under the False Claims Act against us and two of our employees. Insofar as we understand the specific nature of any potential claim that may be asserted, we do not agree with the DOJ’s views. We are continuing to cooperate with DOJ.

Austrian Exotherm Claim

On August 4, 2006, at our Neumarkt, Austria, manufacturing facility, resin being mixed exothermed, releasing gases and smoke into and outside of the facility.  Our internal investigation revealed that the cause of the exotherm was a failure of the mixing mechanism.  Three employees of our Austrian subsidiary, Hexcel Composites GmbH, have been charged under Section 180 of the Austrian Criminal Code; the charge is that they deliberately caused a violation of an environmental law or regulation when the gases and smoke were released.  Hexcel Composites GmbH has not been charged, although it could be charged under the same Section.  We have offered independent counsel to the employees at our expense.  We are not in a position to predict the outcome of the case against the employees or whether a charge will be filed against Hexcel Composites GmbH, but we will defend any charges vigorously.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2007, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2007 and December 31, 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2006	$4.6
Warranty expense	0.8
Deductions and other	(0.5)
Balance as of March 31, 2007	$4.9

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Review

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements operating segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and structures product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures operating segments into a single organization, and explore the potential divestiture of our European Architectural product line and the US electronics, ballistics and general industrial (“EBGI”) products lines within our previously reported Reinforcements operating segment.

In December of 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.   The unit purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.  TechFab is headquartered in Anderson, SC and manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006.  The TechFab joint venture was part of our previously reported Reinforcements operating segment.

On February 28, 2007, we completed the sale of our Architectural business based in France.  Cash proceeds from the sale were $25.0 million.  The purchase agreement contains customary representations, warranties and indemnifications.   As a result of the sale, we recognized an after-tax gain of $6.8 million in the first quarter of 2007.

The revenues of product lines still subject to this strategic review and potential disposition are the U.S. electronics, ballistics and general industrial reinforcement product lines (“EBGI”).  The external revenues for this segment in the first quarter 2007 were $46.1 million compared to $40.9 million for the first quarter of 2006.  The specific assets and associated revenues subject to potential divesture may change as we complete our review and any related transactions.

Effective January 1, 2007, we have revised our operating segments to reflect this strategic and operational realignment and focus on advanced structural materials.  We have eliminated three former global business units and consolidated all our composite activities into a single organization.  The EBGI reinforcement product lines, for which we are exploring our strategic alternatives, including potential divestiture, are being managed as a separate business.  Based upon our review of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that we will now report three operating segments:

•                  Composite Materials.  The development, manufacture and sale of advanced composite materials including carbon fiber, reinforcements for composites, honeycomb and matrix (prepregs and other polymer systems) products.

•                  Engineered Products.  The development and fabrication of finished and semi-finished structures manufactured from composite materials.  This segment includes machined and shaped honeycomb core, structural products for helicopter blades and aircraft, and finishing operations for products from our Asian joint ventures.

•                  EBGI Reinforcements.  This segment captures our U.S. operations related to its electronics, ballistics and general industrial reinforcement product lines.

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each operating segment, we have also reported disaggregated sales by end market.

Financial Overview

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2007	2006

Net sales	$328.7	$301.2
Gross margin %	23.8%	23.2%
Operating income	$33.7	$29.1
Operating income %	10.3%	9.7%
Non-operating expense	$0.4	$—
Provision for income taxes	$11.0	$8.4
Equity in earnings of affiliated companies	$1.0	$1.1
Net income from continuing operations	$16.5	$14.0
Income from discontinued operations, net of tax	$0.2	$0.5
Gain on sale of discontinued operations, net of tax	$6.8	$—
Net income	$23.5	$14.5
Diluted net income per common share	$0.24	$0.15

Results of Operations

Net Sales:  Net sales of $328.7 million for the first quarter of 2007 were $27.5 million, or 9.1%, higher than the $301.2 million of net sales for the first quarter of 2006.  The increase was driven by growth in the Commercial Aerospace, Space & Defense and Industrial markets.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first quarter of 2006 as in the first quarter of 2007, net sales for the first quarter of 2006 would have been $309.5 million, resulting in first quarter of 2007 sales being 6.2% higher than the first quarter of 2006 on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2007 and 2006, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
First Quarter 2007
Composite Materials	$104.1	$73.7	$52.3	$230.1
Engineered Products	39.9	0.4	12.2	52.5
EBGI Reinforcements	—	46.1	—	46.1
Total	$144.0	$120.2	$64.5	$328.7
	44%	36%	20%	100%
First Quarter 2006
Composite Materials	$103.4	$67.2	$43.0	$213.6
Engineered Products	33.1	1.3	12.3	46.7
EBGI Reinforcements	—	40.9	—	40.9
Total	$136.5	$109.4	$55.3	$301.2
	45%	36%	19%	100%

First quarter 2006 data has been reclassified for purposes of comparison to conform with our new operating segments.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our electronics sales to the Industrial market.

Commercial Aerospace: Net sales increased $7.5 million, or 5.5%, to $144.0 million for the first quarter of 2007, as compared to net sales of $136.5 million for the first quarter of 2006.  If adjusted to eliminate the changes in exchange rates, total sales to commercial aerospace applications would have increased by $4.6 million, or 3.3%, compared to the first quarter of 2006.  The sales growth was led by revenues to Boeing and their subcontractors, reflecting increased aircraft production, growth in demand for aircraft engine and nacelle manufactures, as well as the new 787.  Sales to Boeing commercial aircraft have exceeded sales to Airbus commercial aircraft for each of the last two quarters.

Sales to the A380 program were at the lowest quarterly level in over two years.  As a result, Airbus related sales were lower in the first quarter of 2007 than in the first quarter of 2006.  The A380 delay is expected to effect year-on-year revenue comparisons for much of 2007.  However, we expect other Airbus build rate increases and the start of development materials for the A350XWB to mitigate the impact.

The reclassification of certain reinforcement for composite revenues resulted in the movement of about $17.0 million of commercial aerospace sales to industrial and space & defense markets for the first quarter of 2006.  This reclassification did not impact our previously reported Airbus and Boeing commercial aircraft sales.  The remaining portion of our commercial aerospace sales, which includes sales to regional and business aircraft, represented 25% of the market and had mid-teen growth in the quarter.

Industrial: Net sales of $120.2 million for the first quarter of 2007 were $10.8 million or 9.9% higher than the net sales of $109.4 million for the same quarter of 2006.  Computed using the same exchange rates as applied in the first quarter of 2006, constant currency sales to this market increased 5.6% year-on-year from $113.8 million.  Sales of composite products to wind energy applications increased 18% over the prior year, or 9% on a constant currency basis, due to the continued underlying growth in global wind turbine installations.  Sales from auto, recreation and other industrial markets were slightly lower in the first quarter of 2007 compared to the first quarter of 2006.  Sales from the EBGI Reinforcements operating segment, included in the Industrial market, were 12.7% higher compared to the first quarter of 2006, reflecting the benefit of increased ballistics sales, used in the production of soft body armor, as a result of increased government spending.  Electronic sales, which are now included in the Industrial market segment, were slightly lower in the first quarter of 2007 compared to the first quarter of 2006.

Space & Defense: Net sales to this market for the first quarter of 2007 were $64.5 million, an increase of $9.2 million, or 16.6%, when compared to the first quarter of 2006.  Computed using the same foreign currency exchange rates as applied in the first quarter of 2006, net sales to this market of $56.3 million were up $8.2 million, or 14.6%, year-on-year.  Sales increased due to increased demand for military fixed wing and rotor craft applications across all geographic regions, and the inventory corrections made by the customers last year appear to be completed.

Gross Margin:  Gross margin for the first quarter of 2007 was $78.3 million, or 23.8% of net sales, compared with $70.0 million, or 23.2% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from our cost containment focus.  Depreciation and amortization expense for the first quarter of 2007 was $10.8 million compared to $11.3 million in the first quarter of 2006.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $33.4 million for the first quarter of 2007 were $3.1 million higher than the first quarter of 2006.  SG&A expenses were 10.2% of net sales in the first quarter of 2007 compared to 10.1% of net sales in the first quarter of 2006.  The year-over year increase in SG&A expenses includes an increase of $1.5 million related to share based compensation, primarily reflecting the expense associated with grants issued during the first quarter of 2007, and $0.3 million of transaction costs that are being expensed as incurred related to our divestiture activities.  The first quarter of 2006 includes $1.2 million of transaction costs associated with the March 2006 secondary offering.

Research and Technology Expenses (“R&T”):  R&T expenses for the first quarter of 2007 were $9.6 million, or 2.9% of net sales, compared with $7.6 million, or 2.5% of net sales, for the first quarter of 2006.  The year-over-year increase in R&T expenses reflects our increased spending within the Engineered Products operating segment as a result of certification testing of Boeing 787 components made from the new HexMC system.

Operating Income:  Operating income was $33.7 million, or 10.3% of net sales, in the first quarter of 2007, compared with $29.1 million, or 9.7% of net sales, in the first quarter of 2006.  The $4.6 million increase in operating income is due in part to greater sales for first quarter of 2007 resulting in an increase in gross margin as well as a reduction in the business consolidation and restructuring expenses of $1.4 million as compared to the first quarter of 2006.

Operating income for the Composite Materials operating segment was $3.9 million higher this quarter versus last year.  The favorable impact of higher sales volumes was partially offset by higher operating expenses and increased stock based compensation expenses.

Operating income for the Engineered Products operating segment decreased $0.6 million compared to last year.  This unfavorable impact is primarily due to increased R&T expenses while operating income for the EBGI Reinforcements operating segment increased $2.5 million compared to last year.  This favorable impact is primarily due to the year-over-year decrease in business consolidation and restructuring expenses.  The year-on-year increase in Corporate operating expense of $1.2 million resulted from higher stock based compensation costs.

Non-Operating Expense:  During the first quarter of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million as a result of net proceeds received from assets sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.  As a result of the prepayment, we recorded a $0.4 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Interest Expense:  Interest expense was $6.8 million for the first quarter of 2007, compared to $7.8 million for the first quarter of 2006.  The $1.0 million reduction in interest expense primarily reflects lower borrowings as a result of proceeds from the asset sales and the increase in interest expense capitalized in 2007 as a result of our carbon fiber capacity expansion.

Provision for Income Taxes:  The provision for income taxes for the first quarter of 2007 was $11.0 million, or 41.5% of income before income taxes.  This compares to the provision for income taxes of $8.4 million, or 39.4% of income before taxes in the first quarter of 2006.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $1.6 million, a decrease in deferred tax liabilities of $1.0 million, and an increase in accrued interest of $1.7 million.  The amount of unrecognized tax benefits at January 1, 2007 is $15.3 million of which $12.1 million would impact our effective tax rate, if recognized.  It is expected that FIN 48 will increase the volatility of the effective tax rate.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first quarter of 2007 was $1.0 million, compared to $1.1 million in the first quarter of 2006.  The year-over-year decrease is due to the sale of TechFab LLC in December 2006 offset by improved operating performance at our joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Income from Continuing Operations:  Net income continuing operations was $16.5 million, or $0.17 per diluted share for the quarter ended March 31, 2007 compared to $14.0 million, or $0.14 per diluted share for the quarter ended March 31, 2007.  The increase reflects the results discussed above.

Income from Discontinued Operations, Net:  Income from discontinued operations, including the gain on sale of the Architectural business, was $7.0 million for the first quarter of 2007, compared to $0.5 million for the first quarter of 2006.  The increase reflects the after tax gain on the sale of $6.8 million recognized during the first quarter of 2007.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2007 and December 31, 2006, and activity for the quarter ended March 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	1.0	1.8
Change in estimated expenses	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	0.6	1.0	1.6
Cash expenditures	(1.7)	(1.0)	(2.7)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$9.7	$0.3	$10.0

December 2006 Program

In December 2006, we announced that an organizational realignment process had begun to reorganize ourselves into a single business as well as address stranded costs that will result from divestitures associated with our portfolio realignment.  In connection with this action, during the first quarter of 2007 we incurred severance and relocation expenses and made cash payments of $0.8 million, and recognized a foreign currency translation adjustment of $0.1 million.  As of March 31, 2007, the accrued balance for severance related to this program of $7.1 million is adequate for the estimated future requirements related to the program.  We expect this program will be substantially completed by December 31, 2007.

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants.  In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia.  These actions are aimed at matching regional production capacities with available demand.    During the first three months of 2007, we recognized $0.5 million of expense, associated with the facility closures and consolidation activities that were expensed as incurred, and made cash payments of $0.6 million.  As of March 31, 2007, the accrued balance for severance related to this program of $0.3 million is adequate for the estimated future requirements related to the program.  The program is substantially complete.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  Costs associated with the facility’s closure, along with costs for relocation and requalification of equipment, were completed at the end of the first quarter of 2007.  During the first three months of 2007, we recognized $0.4 million of expense, associated with the facility closures and consolidation activities that were expensed as incurred and made cash payments of $1.1 million.  The plant ceased operations on March 31, 2007.  The Livermore facility will be demolished as part of the preparation for the sale of the property.  These costs will be expensed as incurred.  As of March 31, 2007, the accrued balance related to this program of $1.1 million is for severance obligations and is adequate for the estimated future requirements related to the program.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  This program is substantially complete.  During the first three months of 2007, we made cash payments of $0.1 million related to the program and reduced our estimate of future obligations under the program by $0.2 million.  As of March 31, 2007, the accrued balances related to this program are for future severance obligations of $1.2 million and lease payments of $0.3 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

Financial Condition

Liquidity:  As of March 31, 2007, we had cash and cash equivalents of $33.5 million.  Aggregate borrowings as of March 31, 2007 under the Senior Secured Credit Facility were $192.8 million, consisting of $147.8 million of the term loan and $45.0 million of the revolver loan.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.3 million.  Our total debt, net of cash, as of March 31, 2007 was $388.1 million, an increase of $1.5 million from total debt, net of cash of $386.6 million as of December 31, 2006.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of March 31, 2007, we had outstanding borrowings of $0.4 million under these facilities.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Net cash from operating activities is the primary source of funds to finance working capital and capital expenditures.  Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans, capital expenditures and debt service requirements.  We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of March 31, 2007 was $75.7 million.  As of March 31, 2007, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We expect to meet long-term liquidity requirements through cash provided by operations and if necessary, supplemented with long-term borrowings and other debt or equity financing.  The availability and terms of any such financing will depend upon market and other conditions at the time.  Proceeds received from our divestiture activities will be initially used to prepay debt and finance capital expenditures.

Operating Activities:  Net cash used for operating activities was $8.9 million in the first quarter of 2007, as compared to net cash used for operating activities of $9.0 million in the first quarter of 2006.  Historically, we use cash in the first quarter of the year as working capital traditionally increases from the seasonal December low levels, and as a result of the timing of our annual incentive compensation and benefit payments.  In particular, sales strengthened as the quarter progressed, increasing the quarter end accounts receivable balance.

Investing Activities:  Net cash provided by investing activities was $6.6 million in the first quarter of 2007 compared with $24.1 million of cash used for investing activities in the first quarter of 2006.  The year over year fluctuation is primarily attributable to the $25.0 million proceeds from the sale of the Architectural business in February 2007, offset by a decrease in capital expenditures of approximately $6.0 million, primarily related to our carbon fiber expansion programs.  We have completed our expansion of a precursor line and the first of two new carbon fiber lines ahead of schedule.  Full design capability has now been demonstrated and sales of production essentially offset the initial startup costs.  We expect to reach full rate production by the end of the second quarter and have also begun the aerospace qualification process.

Financing Activities:  Financing activities provided $12.5 million of net cash in the first quarter of 2007 compared with $36.5 million of cash provided from financing activities in the first quarter of 2006.  During the first quarter of 2007, we utilized $9.2 million of borrowing capacity from our Senior Secured Credit Facility compared to $30.0 million of utilization during the first quarter of 2006.  During the first quarter of 2007, we generated cash of $3.3 million from activity under our stock plans.

Financial Obligations and Commitments: As of March 31, 2007, current maturities of notes payable and capital lease obligations were $2.2 million.  The next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $7.0 million prior to 2010 (refer to MD&A in our 2006 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  Short-term debt obligations include $0.4 million of drawings under European credit and overdraft facilities.  The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $4.3 million.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $4.5 million as of March 31, 2007. Approximately $4.3 million of these letters of credit were issued under the revolving credit portion of the Senior Secured Credit Facility, with the remaining $0.2 million issued separately from this facility.  While the letters of credit issued on our behalf will expire under their terms in 2007 and 2008, all of these will likely be re-issued.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2006, except as noted below.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”).  FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  FAS 159 is effective for fiscal years beginning after November 15, 2007 (as of January 1, 2008 for calendar year companies).  We are currently in the process of evaluating the effects of the adoption of FAS 159 on our consolidated results of operations, cash flows, and financial position.

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.  We are currently evaluating the impact of FAS 157 on our results of operations, cash flows, and financial position.

Forward-Looking Statements

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

Such forward-looking statements include, but are not limited to: (a)  the impact of the push-out in deliveries of the Airbus A380; (b) expectations regarding Airbus build rate increases and start of development materials for the A350XWB; (c) expectations as to the availability of carbon fiber for non-aerospace applications; (d) the time by which we expect to reach full rate production at our new precursor and carbon fiber lines; (e) expectations regarding our joint venture investments and loan guarantees; (f) expectations regarding working capital trends; (g) the availability and sufficiency under our senior credit facilities and other financial resources to fund our worldwide operations in 2007 and beyond; (h) the execution of the previously announced strategic review and potential divestiture of our ballistics, electronics and certain general industrial product lines, and the application of the net proceeds to repay debt; and (i) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 46% as of March 31, 2007.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.  In May 2005, we entered into interest rate swap agreements for an aggregate notional amount of $50.0 million, effectively converting a portion of the variable rate term loan of the Senior Secured Credit Facility into fixed rate debt.  As a result of this interest rate swap agreement, our ratio of floating debt to total debt as of March 31, 2007 was reduced to approximately 34%.

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of our floating rate bank loan.  To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  The fair value of this swap at March 31, 2007 and December 31, 2006 was an asset of $0.8 million and $1.0 million, respectively.  A net gain of $0.2 million and $0.1 million was recognized as a component of “interest expense” for the first quarter of 2007 and 2006, respectively.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at March 31, 2007 and December 31, 2006, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million and $1.2 million at March 31, 2007 and December 31, 2006, respectively.  During the first quarter of 2007 and 2006, hedge ineffectiveness was immaterial.  A net increase of $0.6 million for the quarter ended March 31, 2006 was recognized as a component of “accumulated comprehensive loss.”  There was no change in the balance recognized in “accumulated comprehensive loss” during the first quarter of 2007.  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the first quarter of 2007 was a reduction of $0.2 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2007 and December 31, 2006 was a liability of $3.4 million and $2.7 million, respectively.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate seven manufacturing facilities in Europe, which generate approximately 49% of our 2006 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Japan, China and Malaysia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting the our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $80.0 million and $72.6 million at March 31, 2007 and December 31, 2006, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters ended March 31, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the first quarter of 2007 and 2006 was as follows:

	Quarter Ended March 31,
(In millions)	2007	2006
Unrealized gains (losses) at beginning of period	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.8)	0.6
Increase in fair value	0.3	1.2
Unrealized gains (losses) at end of period	$3.4	$(0.5)

Unrealized gains of $3.4 million recorded in “accumulated other comprehensive loss,” net of tax, as of March 31, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

For further information regarding market risks, refer to our 2006 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including our consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934.  The evaluation did not result in the identification of any changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 9, 2007, Stephen C. Forsyth, our Executive Vice President and Chief Financial Officer announced his decision to leave Hexcel effective April 27, 2007 to join Chemtura Corp. as its Executive Vice President and Chief Financial Officer.  Also on April 9, 2007, Hexcel announced that Wayne Pensky, an employee of Hexcel since 1993, will be named Senior Vice President and Chief Financial Officer effective April 27, 2007.  The change has occurred as announced.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  We have also previously disclosed that, in 2004, Hercules filed an action against us seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs.  On April 30, 2007, the Court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases, and these remain in the case following the summary judgment. Hercules may appeal the summary judgment order.

Zylon Matter

As previously disclosed,  we entered into a statute of limitations tolling agreement with the U.S. Department of Justice (“DOJ”) covering possible civil claims the United States could assert with respect to Zylon fiber fabric that we made and was incorporated into allegedly defective body armor manufactured by some of our customers. The tolling agreement excludes the periods February 14 to September 1, 2006, and October 17, 2006 to August 1, 2007, when determining whether civil claims that may be asserted by the United States against us in respect of the above matters are time-barred.    We have been cooperating with the DOJ in its investigation. During the first quarter of 2007, the DOJ has informed us that it believes it has sufficient grounds to file civil claims under the False Claims Act against us and two of our employees. Insofar as we understand the specific nature of any potential claim that may be asserted, we do not agree with the DOJ’s views. We are continuing to cooperate with the DOJ.

Austrian Exotherm Claim

On August 4, 2006, at our Neumarkt, Austria, manufacturing facility, resin being mixed exothermed, releasing gases and smoke into and outside of the facility.  Our internal investigation revealed that the cause of the exotherm was a failure of the mixing mechanism.   Three employees of our Austrian subsidiary, Hexcel Composites GmbH, have been charged under Section 180 of the Austrian Criminal Code; the charge is that they deliberately caused a violation of an environmental law or regulation when the gases and smoke were released.  Hexcel Composites GmbH has not been charged, although it could be charged under the same Section.  We have offered independent counsel to the employees at our expense.  We are not in a position to predict the outcome of the case against the employees or whether a charge will be filed against Hexcel Composites GmbH, but we will defend any charges vigorously.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2007	0		N/A	0	0
February 1 — February 28, 2007	14,400		$18.82	0	0
March 1 — March 31, 2007	2,050		$18.18	0	0
Total	16,450	(1)	$18.74	0	0

(1)             All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

May 7, 2007	/s/ William J. Fazio
(Date)	William J. Fazio
Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.