Form 10-Q
period 2007-06-30
HEXCEL CORP /DE/
filed 2007-08-03
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2007
COMMON STOCK	94,646,623

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$36.0	$25.7
Accounts receivable, net	192.0	169.8
Inventories, net	166.7	150.8
Prepaid expenses and other current assets	32.1	35.4
Assets of discontinued operations	39.7	44.1
Total current assets	466.5	425.8

Property, plant and equipment	783.7	750.3
Less accumulated depreciation	(404.9)	(403.8)
Net property, plant and equipment	378.8	346.5

Goodwill and intangible assets	58.9	58.5
Investments in affiliated companies	15.7	11.1
Deferred tax assets	96.4	103.0
Other assets	17.1	22.3
Assets of discontinued operations	40.0	47.3

Total assets	$1,073.4	$1,014.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.0	$2.5
Accounts payable	100.6	96.0
Accrued liabilities	131.1	105.6
Liabilities of discontinued operations	12.4	15.2
Total current liabilities	246.1	219.3

Long-term notes payable and capital lease obligations	401.9	409.8
Other non-current liabilities	73.1	80.8
Liabilities of discontinued operations	1.8	3.0
Total liabilities	722.9	712.9

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 96.4 shares issued at June 30, 2007 and 95.5 shares issued at December 31, 2006	1.0	1.0
Additional paid-in capital	495.8	479.3
Accumulated deficit	(126.5)	(157.1)
Accumulated other comprehensive income (loss)	1.8	(1.8)
	372.1	321.4
Less – Treasury stock, at cost, 1.8 shares at June 30, 2007 and 1.7 shares at December 31, 2006	(21.6)	(19.8)
Total stockholders’ equity	350.5	301.6

Total liabilities and stockholders’ equity	$1,073.4	$1,014.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006

Net sales	$289.8	$274.0	$572.4	$534.3
Cost of sales	219.4	206.5	430.5	402.2
Gross margin	70.4	67.5	141.9	132.1

Selling, general and administrative expenses	27.4	25.9	58.4	54.0
Research and technology expenses	8.5	7.4	18.0	14.9
Business consolidation and restructuring expenses	0.5	0.3	1.6	1.2
Operating income	34.0	33.9	63.9	62.0

Interest expense, net	6.0	6.1	11.7	12.8
Non-operating expense	—	—	0.4	—
Income from continuing operations before income taxes, equity in earnings and discontinued operations	28.0	27.8	51.8	49.2
Provision for income taxes	11.9	10.9	21.9	19.4
Income from continuing operations before equity in earnings and discontinued operations	16.1	16.9	29.9	29.8
Equity in earnings of affiliated companies, net of tax	1.4	1.1	2.4	2.2
Net income from continuing operations	17.5	18.0	32.3	32.0
Income (loss) from discontinued operations, net of tax	(8.7)	(0.4)	(6.8)	0.1
Gain on sale of discontinued operations, net of tax	—	—	6.8	—
Net income	$8.8	$17.6	$32.3	$32.1

Basic net income (loss) per common share:
Continuing operations	$0.18	$0.19	$0.34	$0.34
Discontinued operations	(0.09)	—	—	—
Net income	$0.09	$0.19	$0.34	$0.34

Diluted net income (loss) per common share:
Continuing operations	$0.18	$0.19	$0.33	$0.34
Discontinued operations	(0.09)	—	—	—
Net income	$0.09	$0.19	$0.33	$0.34

Weighted average common shares outstanding:
Basic	94.4	93.4	94.4	93.2
Diluted	96.3	95.5	96.3	95.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$32.3	$32.1
Income from discontinued operations, net of tax	—	(0.1)
Net income from continuing operations	32.3	32.0
Reconciliation to net cash used for operating activities:
Depreciation and amortization	19.6	18.5
Amortization of debt discount and deferred financing costs	0.9	0.9
Deferred income taxes	14.6	11.5
Business consolidation and restructuring expenses	1.6	1.2
Business consolidation and restructuring payments	(8.6)	(1.5)
Equity in earnings of affiliated companies	(2.4)	(2.2)
Dividends from affiliated companies	—	1.3
Share-based compensation	6.7	5.3
Excess tax benefits on stock-based compensation	(3.1)	(6.2)
Loss on early retirement of debt	0.4	—

Changes in assets and liabilities:
Increase in accounts receivable	(19.6)	(31.0)
Increase in inventories	(14.2)	(4.6)
Decrease in prepaid expenses and other current assets	0.3	0.5
Increase (decrease) in accounts payable and accrued liabilities	8.8	(7.0)
Changes in other non-current assets and long-term liabilities	(10.3)	0.7
Net cash provided by operating activities	27.0	19.4

Cash flows from investing activities
Capital expenditures and deposits for property purchases	(46.0)	(50.4)
Proceeds from sale of discontinued operations	25.0	—
Investment in affiliated companies	(2.1)	—
Net cash used for investing activities	(23.1)	(50.4)

Cash flows from financing activities
Proceeds from senior secured credit facility – revolver, net	28.0	6.6
Repayments of senior secured credit facility – term B loan	(36.2)	(0.5)
Repayments on capital lease obligations and other debt, net	(0.2)	1.3
Activity under stock plans, including excess tax benefits on stock-based compensation	7.6	10.4
Net cash (used for) provided by financing activities	(0.8)	17.8
Net cash provided by operating activities, discontinued operations	7.9	2.0
Net cash used for investing activities, discontinued operations	(1.6)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.8)
Net increase (decrease) in cash and cash equivalents	10.3	(12.2)
Cash and cash equivalents at beginning of period	25.7	21.0
Cash and cash equivalents at end of period	$36.0	$8.8

Supplemental Data:
Cash interest paid	$13.7	$13.6
Cash taxes paid	$9.1	$4.7

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

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”).  FIN 48 addresses diversity in practice and clarifies accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that financial statements reflect expected future consequences of such positions.

Under FIN 48, an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized.  The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.  FIN 48 substantially changes the applicable accounting model (as the prior model followed the criterion of FAS 5, “Accounting for Contingencies,” recording a liability against an uncertain tax benefit when it was probable and estimable) and has potential to cause greater volatility in income statements as more items are recognized within income tax expense.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC.

 In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited 2006 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Hexcel Corporation’s 2006 Annual Report on Form 10-K.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2007 presentation.  In addition, one of the reclassifications resulted in an increase in long-term assets (and total assets) of $1.6 million and a corresponding increase in long-term liabilities (and total liabilities) of $1.6 million from our previously reported consolidated balance sheet as of December 31, 2006 due to the allocation of deferred tax assets to the discontinued EBGI business.

New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  FAS 159 is effective for fiscal years beginning after November 15, 2007 (as of January 1, 2008 for calendar year companies).  We are currently in the process of evaluating the effects of the adoption of FAS 159 on our consolidated results of operations, cash flows, and financial position.

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

Note 2 – Discontinued Operations

EBGI

In June of 2007, we entered into a definitive agreement to sell the U.S. electronics, ballistics and general industrial product lines (“EBGI”) portion of our reinforcements business.  The agreement includes the sale of the design, manufacturing, and selling activities related to EBGI including related property, plant and equipment and working capital.  The assets to be sold have been clearly identified and a review of the activities required to complete the divestiture plan has indicated it is unlikely significant changes will be made, or the divestiture plan will be withdrawn.  In light of these activities, we have considered the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), and concluded that as of June 2007 the transaction satisfied the accounting considerations to be classified as assets held for sale and have reported the component as discontinued operations in our financial statements.  The sale is anticipated to close during the third quarter of 2007.

Revenues associated with the EBGI business were $45.7 million and $91.8 million for the quarter and six-months ended June 30, 2007, respectively, and were $35.6 million and $76.5 million for the quarter and six-months ended June 30, 2006, respectively.  During the second quarter of 2007, Hexcel established a pre-tax reserve of $15 million ($9.7 million after-tax) relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs.  Pre-tax loss associated with the discontinued operation was $13.5 million and $10.8 million for the quarter and six-months ended June 30, 2007 and $1.5 million and $1.6 million for the quarter and six-months ended June 30, 2006, respectively.

The following table presents balance sheet information for the EBGI business as of June 30, 2007 and December 31, 2006:

(In millions)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	12.8	11.7
Inventories, net	22.0	20.6
Prepaid expenses and other current assets	4.9	1.3
Total current assets	39.7	33.6

Net property, plant and equipment	22.7	23.9
Goodwill	17.3	17.5
Total assets	$79.7	$75.0

Liabilities
Current liabilities:
Accounts payable	$10.8	$8.0
Other accrued liabilities	1.6	1.0
Total current liabilities	12.4	9.0

Other non-current liabilities	1.8	1.6
Total liabilities	$14.2	$10.6

Architectural Business

On February 28, 2007, we completed the sale of our European Architectural business.   The Architectural business sold included the design, manufacturing and selling activities related to this business including related property, plant and equipment and working capital.  Cash proceeds from the sale were $25.0 million, resulting in a net after tax gain of $6.8 million (after related expenses).  In accordance with the provisions of FAS 144, the operations of the Architectural business, including the net after tax gain on the sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the Architectural business were $4.4 million for the quarter ended March 31, 2007 and $6.4 million and $12.2 million for the quarter and six-months ended June 30, 2006, respectively.  Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the six-months ended June 30, 2007 and $0.9 million and $1.6 million for the quarter and six-months ended June 30, 2006, respectively.

The following table presents balance sheet information for the Architectural business as of December 31, 2006:

(In millions)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$—
Accounts receivable, net	3.9
Inventories, net	6.2
Prepaid expenses and other current assets	0.4
Total current assets	10.5

Net property, plant and equipment	5.4
Goodwill	0.3
Deferred tax assets	0.2
Total assets	$16.4

Liabilities
Current liabilities:
Accounts payable	$4.3
Other accrued liabilities	1.9
Total current liabilities	6.2

Other non-current liabilities	1.4
Total liabilities	$7.6

Note 3 — Share-Based Compensation

Share-based compensation expense was $1.9 million and $2.3 million for the quarters ended June 30, 2007 and 2006, respectively.  Share-based compensation expense was $6.7 million and $5.3 million for the six-months ended June 30, 2007 and 2006, respectively.  Share-based compensation expense capitalized for the quarters and six-months ended June 30, 2007 and 2006 was not material.  During the six-month period ended June 30, 2007 and 2006, cash received from stock option exercises and employee stock purchases was $6.2 million and $7.5 million, respectively.  We used $1.7 million and $3.3 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the six month period ended June 30, 2007 and 2006, respectively.  We realized excess tax benefits of $3.1 million and $6.2 million in connection with stock options exercised, and RSUs and PARs converted during the six month period ended June 30, 2007 and 2006, respectively.

Restricted Stock Units

The following activity occurred with respect to our outstanding restricted stock units and performance share awards during the quarter and six-months ended June 30, 2007:

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Awards:
Nonvested balance at December 31, 2006	0.3	$16.73
Granted	0.2	$18.71
Vested	(0.1)	$17.68
Forfeited	—	—
Nonvested balance at June 30, 2007	0.4	$18.20

(In millions, except share data)	Number of Awards	Weighted Avg. Grant Date Fair Value per Unit

Performance Restricted Stock Awards:
Nonvested balance at December 31, 2006	0.1	$21.97
Granted	0.1	$18.17
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2007	0.2	$19.35

As of June 30, 2007, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $6.8 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

A summary of option activity under the plan for the six month period ended June 30, 2007 is as follows:

(In millions, except share data)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5.2	$9.40	5.15	$41.3
Options granted	0.4	$18.17
Options exercised	(0.7)	$8.92
Options expired or forfeited	(0.1)	$18.00
Outstanding at June 30, 2007	4.8	$10.15	5.20	$52.7
Exercisable at June 30, 2007	4.0	$8.55		$49.6

The total intrinsic value of options exercised during the quarter and six month period ended June 30, 2007 was $5.1 million and $8.2 million, respectively.  As of June 30, 2007, there was total unrecognized compensation cost related to nonvested stock options of $5.1 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

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

Retirement Provisions

Employees who terminate employment other than for “cause” (as defined in the relevant employee option agreement), and who meet the definition of retirement in the relevant employee option agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options vest in accordance with the vesting schedule set in the option agreement.  Similar retirement provisions also apply to RSUs and PRSUs.  RSUs are deemed to be vested when an employee reaches their defined retirement age.  PRSUs differ from RSUs as an employee who is retirement eligible is only entitled to a pro-rata portion of their shares based on the portion of the performance period elapsed prior to retirement; however, if employed at the end of the performance period they are entitled to the entire grant.  As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in 2007, or 2006 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.  This results in the majority of stock-based compensation expense being recognized in the quarter which the grant occurs.

Shares Authorized for Grant

As of June 30, 2007, an aggregate of 3.4 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and PARS.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of June 30, 2007, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.

Note 4 - Inventories
(In millions)	June 30, 2007	December 31, 2006
Raw materials	$73.7	$88.0
Work in progress	41.5	33.6
Finished goods	51.5	29.2
Total inventories	$166.7	$150.8

Note 5 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   In December 2006, our Board of Directors voted to terminate the U.S. qualified plan as of April 1, 2007, subject to appropriate regulatory approval.  Final termination of the U.S. qualified plan is expected to occur in the next twelve months.  We have classified all liabilities of the plan as current.  Refer to our 2006 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six-months ended June 30, 2007 and 2006 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
U.S. Defined Benefit Retirement Plans
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	0.5	0.5	1.0	1.0
Expected return on plan assets	(0.2)	(0.3)	(0.4)	(0.6)
Net amortization and deferral	0.4	0.3	0.8	0.6
Sub-total	0.9	0.8	1.9	1.6
Curtailment and settlement loss	0.6	0.3	0.8	0.5
Net periodic benefit cost	$1.5	$1.1	$2.7	$2.1

European Defined Benefit Retirement Plans
Service cost	$0.9	$0.8	$1.8	$1.7
Interest cost	1.7	1.5	3.4	2.8
Expected return on plan assets	(1.9)	(1.5)	(3.8)	(3.0)
Net amortization and deferral	0.2	0.2	0.4	0.4
Sub-total	0.9	1.0	1.8	1.9
Curtailment and settlement loss	—	—	—	—
Net periodic benefit cost	$0.9	$1.0	$1.8	$1.9

Contributions

We contributed $1.7 million and $0.9 million to our U.S. qualified and nonqualified defined benefit retirement plans during the second quarters of 2007 and 2006, respectively.  Contributions were $2.0 million and $1.7 million for the six-months ended June 30, 2007 and 2006, respectively.  We expect to contribute at the minimum funding amount required in 2007, fund lump-sum payments and possibly fund the entire plan obligation by year-end, if the U.S. qualified plan’s termination is approved by the appropriate regulatory authorities during 2007.  Absent final plan termination in 2007, we plan to contribute approximately $3 million during 2007 to our U.S. qualified pension plan to fund expected lump sum payments.  Upon final termination of the U.S. qualified plan, we estimate that the final cash settlement contribution will be in the range of $10 million to $12 million and that we will record a pre-tax loss of approximately $13 million related to the unrecognized actuarial loss.  The termination will also result in the Company reducing its net periodic benefit cost by approximately $2 million per year.

We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2007 to cover unfunded benefits.  We contributed $2.6 million to our U.S. defined benefits retirement plans during the 2006 fiscal year.

In addition, we contributed $0.7 million and $0.8 million to our European defined benefit retirement plans in the second quarters of 2007 and 2006, respectively.  Total contributions were $1.3 million and $1.6 million for the six-months ended June 30, 2007 and 2006, respectively.  Meeting governing requirements, we plan to contribute approximately $2.6 million during 2007 to our European plans.  We contributed $2.6 million to our European plans during the 2006 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million and $0.2 million, consisting of interest costs for second quarters of 2007 and 2006, respectively.  For the six-months ended June 30, 2007 and 2006, net periodic postretirement benefit costs were $0.3 million and $0.4 million, respectively.

Contributions

In connection with our postretirement plans, we contributed $0.3 million for both the second quarters of 2007 and 2006, and $0.6 million and $0.5 million during the six-months ended June 30, 2007 and 2006, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute $1.0 million in 2007 to cover unfunded benefits.  We contributed $1.0 million to our postretirement plans during the 2006 fiscal year.

Note 6 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2007 and December 31, 2006, and activity for the quarter and six-months ended June 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	0.5	1.3
Change in estimated expenses	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	0.6	0.5	1.1
Cash expenditures	(1.7)	(0.5)	(2.2)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$9.7	$0.3	$10.0
Business consolidation and restructuring expenses:
Current period expenses	—	1.1	1.1
Change in estimated expenses	(0.6)	—	(0.7)
Net business consolidation and restructuring expenses	(0.6)	1.1	0.5
Cash expenditures	(5.2)	(1.2)	(6.4)
Balance as of June 30, 2007	$3.9	$0.2	$4.1

December 2006 Program

In December 2006, we announced that an organizational realignment process had begun to reorganize ourselves into a single business as well as address stranded costs resulting from divestitures associated with our portfolio realignment.  In connection with this action, we incurred severance and relocation expenses.  During the second quarter of 2007, we reduced our estimate for future severance obligations under this program by $0.2 million.  We expect this program will be substantially completed by December 31, 2007.

Business consolidation and restructuring liabilities as of June 30, 2007 and December 31, 2006, and activity for the December 2006 program for the quarter and six-months ended June 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	0.8	—	0.8
Cash expenditures	(0.8)	—	(0.8)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$7.1	$—	$7.1
Business consolidation and restructuring expenses
Current period expenses	—	—	—
Change in estimated expenses	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	(0.2)	—	(0.2)
Cash expenditures	(4.3)	—	(4.3)
Currency translation adjustments	0.1	—	0.1
Balance as of June 30, 2007	$2.7	$—	$2.7

Electronics Program

In December 2005, we announced plans to consolidate certain glass fabric production activities at our Les Avenieres, France plants.  In January 2006, we announced plans to consolidate our U.S. electronics production activities into our Statesville, North Carolina plant and to close the plant in Washington, Georgia.  These actions were aimed at matching regional production capacities with available demand.  For the quarter and six-months ended June 30, 2007, we recognized $0.1 million and $0.2 million of expense, respectively, associated with the facility closures and consolidation activities that were expensed as incurred.  During the quarter and six-months ended June 30, 2007, we made cash payments of $0.1 million and $0.3 million, respectively, related to employee serverance and facility closures and consolidation activities.  During the quarter ended June 30, 2007 we reduced our estimate for future severance obligations under this program by $0.1 million.  As of June 30, 2007, the accrued balance for severance related to this program of $0.2 million is adequate for estimated future requirements.  The program is substantially complete.

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  During the quarter and six-months ended June 30, 2007, we recognized $1.0 million and $1.4 million of expense, respectively, associated with the facility closures and consolidation activities that were expensed as incurred.  During the quarter and six-months ended June 30, 2007, we made cash payments of $1.7 and $2.8 million, respectively, related to employee severance and facility closures and consolidation activities.  The plant ceased operations on March 31, 2007.  The Livermore facility will be demolished as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  As of June 30, 2007, the accrued balance related to this program of $0.4 million is for severance obligations and is adequate for the estimated future requirements related to the program.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  This program is substantially complete.  During the quarter and six-months ended June 30, 2007, we made cash payments of $0.3 million and $0.4 million, respectively, related to employee severance and lease obligations.  We also reduced our estimate of future severance obligations under the program by $0.4 million and $0.6 million for the quarter and six-months ended June 30, 2007, respectively.  As of June 30, 2007, the accrued balances related to this program are for future severance obligations of $0.6 million and lease payments of $0.2 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

Note 7 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2007	December 31, 2006
Senior secured credit facility - revolver due 2010	$28.0	$—
Senior secured credit facility - term B loan due 2012	147.4	183.6
European credit and overdraft facilities	0.2	0.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	400.6	408.9
Capital lease obligations	3.3	3.4
Total notes payable and capital lease obligations	$403.9	$412.3

Notes payable and current maturities of long-term liabilities	$2.0	$2.5
Long-term notes payable and capital lease obligations, less current maturities	401.9	409.8
Total notes payable and capital lease obligations	$403.9	$412.3

Senior Secured Credit Facility

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%. The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio. The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 7.05% and 7.07% for the quarter and six-months ended June 30, 2007, respectively.   Borrowings made under the LIBOR option during the six-months ended June 30, 2007 were made at interest rates ranging from 6.81% to 7.13%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2007 and 2006, we had issued letters of credit totaling $3.9 million and $4.4 million, respectively, under the Senior Secured Credit Facility.  In addition, the Company had letters of credit totaling $0.2 million outside the Senior Secured Credit Facility as of June 30, 2007 and 2006, respectively.

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

Note 8 – Non-Operating Expense

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

Note 9 – Income Taxes

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $1.6 million, a decrease in deferred tax liabilities of $1.0 million, and an increase in accrued interest of $1.7 million.  The amount of unrecognized tax benefits at January 1, 2007 is $15.3 million of which $12.1 million would impact our effective tax rate, if recognized.  In addition, we recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the condensed consolidated statements of operations.  As of January 1, 2007, we had recorded a liability of $2.9 million for the payment of interest.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for the year 2003 and onward.   Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2004 onward), France (2004 onward), Spain (2002 onward) and UK (2003 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

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

Note 10 - Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006

Basic net income per common share:
Net income from continuing operations	$17.5	$18.0	$32.3	$32.0
Income (loss) from discontinued operations	(8.7)	(0.4)	—	0.1
Net income	$8.8	$17.6	$32.3	$32.1

Weighted average common shares outstanding	94.4	93.4	94.4	93.2

Net income from continuing operations per common share	$0.18	$0.19	$0.34	$0.34
Income (loss) from discontinued operations per common share	(0.09)	—	—	—
Basic net income per common share	$0.09	$0.19	$0.34	$0.34

Diluted net income (loss) per common share:
Net income from continuing operations	$17.5	$18.0	$32.3	$32.0
Income (loss) from discontinued operations	(8.7)	(0.4)	—	0.1
Net income	$8.8	$17.6	$32.3	$32.1

Weighted average common shares outstanding – Basic	94.4	93.4	94.4	93.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.3	0.4	0.3
Stock options	1.6	1.8	1.5	1.9
Weighted average common shares outstanding – Dilutive	96.3	95.5	96.3	95.4

Net income from continuing operations per common share	$0.18	$0.19	$0.33	$0.34
Income (loss) from discontinued operations per common share	(0.09)	—	—	—
Diluted net income per common share	$0.09	$0.19	$0.33	$0.34

Total shares underlying stock options of 0.7 million were excluded from the computation of diluted net income per share for both the quarter and six-months ended June 30, 2007, as they were anti-dilutive.

Note 11 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and six-months ended June 30, 2007 and 2006 were as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net income from continuing operations	$17.5	$18.0	$32.3	$32.0
Currency translation adjustments	2.1	7.9	3.6	10.0
Minimum pension obligation	0.4	—	0.8	(0.2)
Net unrealized (losses) gains on financial instruments	(0.2)	2.8	(0.9)	5.9
Comprehensive income from continuing operations	$19.8	$28.7	$35.8	$47.7

Note 12 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at June 30, 2007, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million at June 30, 2007.  During the quarters and six-months ended June 30, 2007 and 2006, hedge ineffectiveness was immaterial.  An immaterial net decrease for the quarter and six-months ended June 30, 2007 was recognized as a component of “accumulated comprehensive loss.”  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter and six-months ended June 30, 2007 was a reduction of $0.2 million and $0.4 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2007 and December 31, 2006 was a liability of $4.4 million and $2.7 million, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $66.6 million at June 30, 2007. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters  and six-months ended June 30, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six-months ended June 30, 2007 and 2006 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Unrealized gains (losses) at beginning of period	$3.4	$(0.5)	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.9)	0.1	(1.7)	0.7
Increase in fair value	0.8	2.6	1.1	3.8
Unrealized gains at end of period	$3.3	$2.2	$3.3	$2.2

Unrealized gains of $3.3 million recorded in “accumulated other comprehensive income,” net of tax, as of June 30, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 13 – Investments in Affiliated Companies

As of June 30, 2007, we have equity ownership investments in two Asian joint ventures.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that these investments would be considered “variable interest entities.”  However, we also believe that we are not the primary beneficiary of such entities, and therefore, are not required to consolidate these entities.

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

	As of June 30,
(In millions)	2007	2006
Equity ownership	40.48%	40.48%
Last twelve months’ (“LTM”) revenues	$31.3	$21.3
Equity investment balance	$6.8	$5.7
Accounts receivable balance	$2.2	$2.4

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

Apart from any outstanding accounts receivable and our investment in this joint venture, we have no other significant exposures to loss related to Asian Composites.   Summary information related to our investment in Asian Composites follows:

	Quarter Ended June 30,
(In millions)	2007	2006
Equity ownership	33.33%	25.00%
LTM revenues	$29.2	$22.7
Equity investment balance	$8.4	$4.1
Accounts receivable balance	$0.4	$1.2

Note 14 - Segment Information

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

Effective January 1, 2007, we revised our operating segments to reflect our strategic and operational realignment and to focus on advanced structural materials.  We have eliminated our three former global business units and consolidated all our composites related activities into a single organization.  Based upon our review of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that we will now report two operating segments, Composite Materials and Engineered Products.  As of June 30, 2007, the EBGI Reinforcements segment, has been reclassified as discontinued operations (see footnote 2).

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each operating segment, we have also reported disaggregated sales by end market.

Financial information for our business segments for the quarters and six-months ended June 30, 2007 and 2006 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Second Quarter 2007
Net sales to external customers:
Commercial aerospace	$110.7	$44.0	$—	$154.7
Industrial	75.6	0.3	—	75.9
Space and defense	45.6	13.6	—	59.2
Net sales to external customers	231.9	57.9	—	289.8
Intersegment sales	8.4	0.9	(9.3)	—
Total sales	240.3	58.8	(9.3)	289.8

Operating income	38.2	5.1	(9.3)	34.0
Depreciation and amortization	9.0	0.9	—	9.9
Business consolidation and restructuring expenses	(0.2)	0.7	—	0.5
Stock-based compensation expense	0.9	0.2	0.8	1.9
Capital expenditures and deposits for property purchases	29.0	0.8	0.7	30.5

Second Quarter 2006
Net sales to external customers:
Commercial aerospace	$108.5	$33.5	$—	$142.0
Industrial	74.7	1.1	—	75.8
Space and defense	44.0	12.2	—	56.2
Net sales to external customers	227.2	46.8	—	274.0
Intersegment sales	7.3	0.3	(7.6)	—
Total sales	234.5	47.1	(7.6)	274.0

Operating income	36.4	6.1	(8.6)	33.9
Depreciation and amortization	8.4	0.8	0.1	9.3
Business consolidation and restructuring expenses	0.2	0.1	—	0.3
Stock-based compensation expense	0.6	0.1	1.6	2.3
Capital expenditures and deposits for property purchases	24.7	0.9	0.6	26.2

Six Months Ended June 30, 2007
Net sales to external customers:
Commercial aerospace	$214.9	$83.8	$—	$298.7
Industrial	149.3	0.7	—	150.0
Space and defense	97.9	25.8	—	123.7
Net sales to external customers	462.1	110.3	—	572.4
Intersegment sales	18.3	1.7	(20.0)	—
Total sales	480.4	112.0	(20.0)	572.4

Operating income	75.1	10.0	(21.2)	63.9
Depreciation and amortization	17.6	1.9	0.1	19.6
Business consolidation and restructuring expenses	1.2	0.4	—	1.6
Stock-based compensation expense	2.5	0.5	3.7	6.7
Capital expenditures and deposits for property purchases	43.2	1.3	1.5	46.0

Six Months Ended June 30, 2006
Net sales to external customers:
Commercial aerospace	$211.9	$66.6	$—	$278.5
Industrial	141.9	2.4	—	144.3
Space and defense	87.0	24.5	—	111.5
Net sales to external customers	440.8	93.5	—	534.3
Intersegment sales	14.4	0.2	(14.6)	—
Total sales	455.2	93.7	(14.6)	534.3

Operating income	69.4	11.6	(19.0)	62.0
Depreciation and amortization	16.7	1.7	0.1	18.5
Business consolidation and restructuring expenses	1.2	0.1	(0.1)	1.2
Stock-based compensation expense	1.7	0.3	3.3	5.3
Capital expenditures and deposits for property purchases	47.5	1.1	1.8	50.4

Goodwill and Intangible Assets

The carrying amount of goodwill and intangibles assets by segment is as:

(In millions)	June 30, 2007	December 31, 2006
Composite Materials	$42.9	$42.5
Engineered Products	16.0	16.0
Goodwill and intangible assets	$58.9	$58.5

The carrying value of the intangible asset included above was $2.5 million at June 30, 2007 and December 31, 2006.

Note 15 – Commitments and Contingencies

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

As of June 30, 2007, our aggregate environmental related accruals were $4.4 million.  As of June 30, 2007, $2.4 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.8 million higher at June 30, 2007.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter and six-months ended June 30, 2007 was $0.5 million and $1.3 million, respectively.  In addition, our operating costs relating to environmental compliance for the quarter  and six-months ended June 30, 2007 were approximately $2.0 million and $3.9 million, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $0.1 million in the six-months ended June 30, 2007.

Other Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules has filed a notice of appeal. Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim remains in the case as it was not part of the motion for summary judgment.

Hercules also has notified the Company of two other antitrust liabilities for which it seeks indemnification under the 1996 Sale and Purchase Agreement: (i) Hercules has been sued by Cytec Industries Inc for an unspecified amount of antitrust damages in connection with Cytec’s purchases of carbon fiber products from Hercules and other defendants in the antitrust lawsuits (Cytec was a co-defendant in these lawsuits); and (ii) Hercules has entered into an “amicable” settlement with The Boeing Company and Hitco Inc (both of which were opt-outs) to settle similar antitrust claims for $3.8 million.  These additional claims were not in front of the New York court, but if the judgment is affirmed they should be invalid. The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

Zylon Matter

As previously disclosed,  we have been cooperating with the U.S. Department of Justice (“DOJ”) in its investigation  into the use of allegedly defective Zylon fiber in ballistic vests designed and produced by our customers and purchased under U.S. government funded programs. During the first quarter of 2007 the DOJ asserted its belief that it had sufficient grounds to file civil claims under the False Claims Act, other federal statutes, and common law, against us and two of our employees, arising from our sales of Zylon fabric to vest manufacturers. The DOJ has instituted litigation based on similar grounds against the sole manufacturer of the Zylon fiber and against our largest customer for Zylon fabric that was incorporated into government funded vests (the customer is currently in bankruptcy).  While we deny any liability regarding the DOJ’s assertions, in order to avoid the distraction, cost and uncertainties of litigation, we entered into settlement discussions with the DOJ.  Based on these discussions, but subject to final DOJ approval, we anticipate a settlement of the United States’ claims for defective Zylon vests it funded, for $15 million without any admission of wrongdoing on the part of the Company or any employee.  We would agree to continue cooperating with the DOJ in its investigation and would seek a determination from an appropriate U.S. agency that we would not be suspended or debarred from obtaining government contracts as a result of settling this matter.

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

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and six-months ended June 30, 2007, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2007 and December 31, 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2006	$4.5
Warranty expense	0.6
Deductions and other	(0.3)
Balance as of March 31, 2007	$4.8
Warranty expense	0.3
Deductions and other	(0.6)
Balance as of June 30, 2007	$4.5

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Review

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements operating segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures operating segments into a single organization, and explore the sale of our European Architectural business, our EBGI products lines and our interest in the TechFab joint venture, previously reported within the Reinforcements operating segment.

In December of 2006, we completed the sale of our interest in TechFab, a South Carolina based manufacturer of non-woven reinforcement materials, to our joint venture partner for $22.0 million in cash.  The purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.   As a result of the sale, we recognized a pre-tax gain of $15.7 million (after-tax gain of $10.0 million) in the fourth quarter of 2006.

In February of 2007, we completed the sale of our European Architectural business.  Cash proceeds from the sale were $25.0 million.  The purchase agreement contained customary representations, warranties and indemnifications.   As a result of the sale, we recognized an after-tax gain of $6.8 million in the first quarter of 2007.

We signed a definitive agreement on June 21, 2007 to sell the EBGI portion of our reinforcements business for $62.5 million plus up to $12.5 million of additional payments dependent upon future sales of the Ballistics product line.  The additional payments will be recorded as income when earned.  The transaction is anticipated to close in the third quarter, at which time we expect to record an after-tax loss of approximately $2 – $3 million.

Upon completion of the EBGI sale our previously announced portfolio review will have reached a successful conclusion, resulting in total cash proceeds, before any earnout payments, of approximately $110 million and a net after-tax gain of approximately $14 – $15 million.

Financial Overview

Second Quarter Results

	(Unaudited)
	Quarter Ended June 30,
(In millions, except per share data)	2007	2006

Net sales	$289.8	$274.0
Gross margin %	24.3%	24.6%
Operating income	$34.0	$33.9
Operating income %	11.7%	12.4%
Provision for income taxes	$11.9	$10.9
Equity in earnings of affiliated companies, net of tax	$1.4	$1.1
Net income from continuing operations	$17.5	$18.0
Loss from discontinued operations, net of tax	$(8.7)	$(0.4)
Net income	$8.8	$17.6
Diluted net income (loss) per common share:
From continuing operations	$0.18	$0.19
From discontinued operations	$(0.09)	$—

Results of Operations

Net Sales:  Net sales of $289.8 million for the second quarter of 2007 were $15.8 million, or 5.8%, higher than the $274.0 million of net sales for the second quarter of 2006.  The increase was driven by continued growth in the Commercial Aerospace and Space & Defense markets.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the second quarter of 2006 as in the second quarter of 2007, net sales for the second quarter of 2006 would have been $281.4 million, resulting in second quarter of 2007 sales being 3.0% higher than the second quarter of 2006 on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2007 and 2006, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
Second Quarter 2007
Composite Materials	$110.7	$75.6	$45.6	$231.9
Engineered Products	44.0	0.3	13.6	57.9
Total	$154.7	$75.9	$59.2	$289.8
	53%	26%	21%	100%
Second Quarter 2006
Composite Materials	$108.5	$74.7	$44.0	$227.2
Engineered Products	33.5	1.1	12.2	46.8
Total	$142.0	$75.8	$56.2	$274.0
	52%	28%	20%	100%

Second quarter 2006 data has been reclassified for purposes of comparison to our operating segments, redefined as of January 1, 2007 to reflect our strategic and operational realignment and to focus on advanced structural materials.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our remaining European electronics sales to the Industrial market.  The reclassification of certain reinforcement for composite revenues resulted in the movement of about $18.2 million of commercial aerospace sales to industrial and space & defense markets for the second quarter of 2006.  This reclassification did not impact our previously reported Airbus and Boeing commercial aircraft sales.

Commercial Aerospace: Net sales increased $12.7 million, or 8.9%, to $154.7 million for the second quarter of 2007, as compared to net sales of $142.0 million for the second quarter of 2006.  If adjusted to eliminate the changes in exchange rates, total sales to commercial aerospace applications would have increased by $10.7 million, or 7.4%, compared to the first quarter of 2006.  The sales growth was led by revenues to Boeing and its subcontractors and to the regional and business jet markets, reflecting increased aircraft production, growth in demand for aircraft engine and nacelle manufactures, as well as the new 787.

Sales to the A380 program continue to be at low quarterly levels.  As a result, Airbus related sales were lower in the second quarter of 2007 than in the second quarter of 2006.  Although we currently do not expect A380 demand to begin to recover until 2008, comparisons for the second half of 2007 to the second half of 2006 become easier as the A380 delays were evident in those quarters as well.

Industrial: Net sales of $75.9 million for the second quarter of 2007 were essentially flat  when compared to the net sales for the same quarter of 2006.  Computed using the same exchange rates as applied in the second quarter of 2007, constant currency sales to this market decreased 5.0% year-on-year from $79.9 million. Industrial sales in the second quarter of 2006 were more than 10% higher than any other quarter in 2006.  The industrial market consists of primarily of wind, recreation, auto and other industrial sub-segments.

The wind market had mid-teens sales growth compared to the second quarter of 2006 in constant currency.  While our current wind business is primarily in Europe, global demand remains strong and we intend to add manufacturing capacity in China to meet regional growth.  Strong sales performance in wind enegy markets was more than offset by weaker sales from recreation, auto and other industrial markets.  European winter recreation market was unfavorably impacted by warm weather in Europe, while other industrial sales were lower than last year as we continue to refine our focus on selected customers and applications.

Space & Defense: Net sales to this market for the second quarter of 2007 were $59.2 million, an increase of $3.0 million, or 5.3%, when compared to the second quarter of 2006.  Computed using the same foreign currency exchange rates as applied in the second quarter of 2007, net sales to this market of $57.5 million in the second quarter 2006 were up $1.7 million, or 3.0%, year-on-year.  Demand from military fixed wing and rotor craft applications remains solid, but the timing of orders in this market remains difficult to predict from a quarter to quarter basis.

Gross Margin:  Gross margin for the second quarter of 2007 was $70.4 million, or 24.3% of net sales, compared with $67.5 million, or 24.6% of net sales, for the same period in 2006.  The increase in gross margin reflects the contribution of higher net sales. However, gross margin as a percentage of net sales declined slightly due to unplanned equipment outages resulting in higher maintenance, labor and freight costs.  Depreciation and amortization expense, included in cost of sales, for the second quarter of 2007 was $8.7 million compared to $8.5 million in the second quarter of 2006.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $27.4 million for the second quarter of 2007 were $1.5 million higher than the second quarter of 2006.  SG&A expenses were 9.5% of net sales for both the second quarter of 2007 and the second quarter of 2006.  The year-over year increase in SG&A expenses includes the impact of exchange rates and costs incurred related to personnel changes.

Research and Technology Expenses (“R&T”):  R&T expenses for the second quarter of 2007 were $8.5 million, or 2.9% of net sales, compared with $7.4 million, or 2.7% of net sales, for the second quarter of 2006.  The year-over-year increase in R&T expenses reflects the increase in qualification activities for new programs, including increased spending within the Engineered Products operating segment as a result of certification testing of Boeing 787 components made from the new HexMC system.

Operating Income:  Operating income was $34.0 million, or 11.7% of net sales, in the second quarter of 2007, compared with $33.9 million, or 12.4% of net sales, in the second quarter of 2006.  Activity levels for the Company remain extremely high.  Aerospace qualification processes are underway in a number of locations including our new carbon fiber precursor line in Decatur, AL; a new prepreg facility in Stade, Germany; the new carbon fiber line in Salt Lake City, UT; and for prepreg products transferred as part of the Livermore, CA closure.  We have also begun the training of newly hired Spanish employees in Salt Lake City to assure a timely start-up of our new fiber line in the Madrid area early next year.

Operating income for the Composite Materials operating segment was $1.8 million higher this quarter versus last year, primarily due to the favorable impact of higher sales volumes.  Operating income for the Engineered Products operating segment decreased $1.0 million compared to last year.  This unfavorable impact is primarily due to increased R&T expenses.  The year-on-year increase in Corporate operating expenses of $0.9 million resulted from cost incurred related to personnel changes and increased costs of tax compliance.

Interest Expense:  Interest expense was $6.0 million for the second quarter of 2007, compared to $6.1 million for the second quarter of 2006.  The $0.1 million reduction in interest expense primarily reflects lower borrowings as a result of proceeds from the asset sales, partially offset by lower capitalized interest expense  in 2007 as a result of completing parts of the carbon fiber capacity expansion.

Provision for Income Taxes:  The provision for income taxes for the second quarter of 2007 was $11.9 million, or 42.5% of income before income taxes.  This compares to the provision for income taxes of $10.9 million, or 39.2% of income before taxes in the second quarter of 2006.  The increase was primarily due to the recording of a tax provision for exposures which have been accounted for in accordance with FIN 48.  It is expected that FIN 48 will increase the volatility of the effective tax rate.  We do have several tax audits in progress which could impact our tax rate for the year; however, at this time it is not possible to predict the outcome or its impact.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the second quarter of 2007 was $1.4 million, compared to $1.1 million in the second quarter of 2006.  The year-over-year increase is due to the improved operating performance at our joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Income from Continuing Operations:  Net income from continuing operations was $17.5 million, or $0.18 per diluted share for the quarter ended June 30, 2007 compared to $18.0 million, or $0.19 per diluted share for the quarter ended June 30, 2006.  The higher tax rate in 2007 reduced diluted income per share by $0.01 compared to 2006.

Loss from Discontinued Operations, Net:  Loss from discontinued operations was $8.7 million for the second quarter of 2007, compared to a $0.4 million loss for the second quarter of 2006.  The increase in loss from discontinued operations reflects the after-tax charge of $9.7 million recognized in connection with the anticipated settlement of claims relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs.  Excluding this charge, the discontinued operations had $1.0 million of income in the second quarter of 2007, as compared to the $0.4 million loss last year, which reflects an approximate 60% increase in the ballistics sales compared to last year.

Year-to-Date Results

	(Unaudited)
	Six Months Ended June 30,
(In millions, except per share data)	2007	2006

Net sales	$572.4	$534.3
Gross margin %	24.8%	24.7%
Operating income	$63.9	$62.0
Operating income %	11.2%	11.6%
Non-operating expense	$0.4	$—
Provision for income taxes	$21.9	$19.4
Equity in earnings of affiliated companies, net of tax	$2.4	$2.2
Net income from continuing operations	$32.3	$32.0
Income (loss) from discontinued operations, net of tax	$(6.8)	$0.1
Gain on sale of discontinued operations, net of tax	$6.8	$—
Net income	$32.3	$32.1
Diluted net income per common share:
From continuing operations	$0.33	$0.34
From discontinued operations	$—	$—

Results of Operations

Net Sales:  Net sales of $572.4 million for the first half of 2007 were $38.1 million, or 7.1%, higher than the $534.3 million of net sales for the first half of 2006.  The increase was driven by growth in the Commercial Aerospace, Space & Defense and Industrial markets.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first half of 2006 as in the first half of 2007, net sales for the first half of 2006 would have been $550.0 million, resulting in first half of 2007 sales being 4.1% higher than the first half of 2006 on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the six-months ended June 30, 2007 and 2006, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
First Half 2007
Composite Materials	$214.8	$149.3	$98.0	$462.1
Engineered Products	83.9	0.7	25.7	110.3
Total	$298.7	$150.0	$123.7	$572.4
	52%	26%	22%	100%
First Half 2006
Composite Materials	$211.9	$141.9	$87.0	$440.8
Engineered Products	66.6	2.4	24.5	93.5
Total	$278.5	$144.3	$111.5	$534.3
	52%	27%	21%	100%

First half 2006 data has been reclassified for purposes of comparison to our operating segments, redefined as of January 1, 2007 to reflect our strategic and operational realignment and to focus on advanced structural materials.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our remaining European electronics sales to the Industrial market.  The reclassification of certain reinforcement for composite revenues resulted in the movement of about $34.9 million of commercial aerospace sales to industrial and space & defense markets for the first half of 2006.  This reclassification did not impact our previously reported Airbus and Boeing commercial aircraft sales.

Commercial Aerospace: Net sales increased $20.2 million, or 7.3%, to $298.7 million for the first half of 2007, as compared to net sales of $278.5 million for the first half of 2006.  If adjusted to eliminate the changes in exchange rates, total sales to commercial aerospace applications would have increased by $15.3 million, or 5.4%, compared to the first half of 2006.  The sales growth was led by revenues to Boeing and its subcontractors and to the regional and business jet markets, reflecting increased aircraft production, growth in demand for aircraft engine and nacelle manufactures, as well as the new 787.

Sales for the A380 program continued at a low level throughout the first six months of 2007.  As a result, Airbus sales were lower in the first half of 2007 than in the first half of 2006.  The A380 delay is expected to effect year-on-year revenue comparisons for much of 2007.

Industrial: Net sales of $150.0 million for the first half of 2007 were $5.7 million or 4.0% higher than the net sales of $144.3 million for the same half of 2006.  Computed using the same exchange rates as applied in the first half of 2006, constant currency sales to this market decreased 1.9% year-on-year from $152.9 million.  Sales of composite products to wind energy applications increased double digits over the prior year due to the continued underlying growth in global wind turbine installations.  Sales to auto, recreation and other industrial markets were slightly lower in the first half of 2007 compared to the first half of 2006.  European winter recreation market was unfavorably impacted by warm weather in Europe, while other industrial sales were lower than last year as we continue to refine our focus on selected customers and applications.

Space & Defense: Net sales to this market for the first half of 2007 were $123.7 million, an increase of $12.2 million, or 10.9%, when compared to the first half of 2006.  Computed using the same foreign currency exchange rates as applied in the first half of 2006, net sales to this market of $113.7 million were up $10.0 million, or 8.8%, year-on-year.  Sales increased due to increased demand for military fixed wing and rotor craft applications across all geographic regions, and the inventory corrections made by the customers last year appear to be completed.  While timing of sales to this market remain difficult to predict on a quarter to quarter basis, the year to date results are in line with our expectations.

Gross Margin:  Gross margin for the first half of 2007 was $141.9 million, or 24.8% of net sales, compared with $132.1 million, or 24.7% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the mix of those sales and the continuing benefits obtained from our cost containment focus.  These improvements were partially offset by increased costs in the second quarter due to unplanned equipment outages, which resulted in higher maintenance, freight and labor than expected.  Depreciation and amortization expense for the first half of 2007 was $17.4 million compared to $16.7 million in the first half of 2006.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $58.4 million for the first half of 2007 were $4.4 million higher than the first half of 2006.  SG&A expenses were 10.2% of net sales in the first half of 2007 compared to 10.1% of net sales in the first half of 2006.  The year-over year increase in SG&A expenses includes an increase of $1.4 million related to share based compensation, primarily reflecting the expense associated with grants issued during the first half of 2007, $1.4 million due to exchange rates and the rest primarily due to salary inflation and personnel changes.  The first half of 2006 includes $1.2 million of transaction costs associated with the March 2006 secondary offering.

Research and Technology Expenses (“R&T”):  R&T expenses for the first half of 2007 were $18.0 million, or 3.1% of net sales, compared with $14.9 million, or 2.8% of net sales, for the first half of 2006.  The majority of the year-over-year increase in R&T expenses reflects our increased spending on qualifications for new programs, including certification testing of Boeing 787 components made from the new HexMC system.

Operating Income:  Operating income was $63.9 million, or 11.2% of net sales, in the first half of 2007, compared with $62.0 million, or 11.6% of net sales, in the first half of 2006.  The $1.9 million increase in operating income is due in part to greater sales and better product mix for first half of 2007 resulting in an increase in gross margin, partially offset by the increase in operating expenses discussed above.

Operating income for the Composite Materials operating segment was $5.7 million higher for the first half versus last year, primarily due to the favorable impact of higher sales volumes.  Operating income for the Engineered Products operating segment decreased $1.6 million compared to last year.  This unfavorable impact is primarily due to increased R&T expenses.  The year-on-year increase in Corporate operating expenses of $2.9 million resulted from higher stock based compensation costs, cost incurred related to personnel changes and increased costs of tax compliance.

Non-Operating Expense:  During the first half of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million as a result of net proceeds received from assets sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.  As a result of the prepayment, we recorded a $0.4 million loss on early retirement of debt resulting from the accelerated write-off of related deferred financing costs.

Interest Expense:  Interest expense was $11.7 million for the first half of 2007, compared to $12.8 million for the first half of 2006.  The $1.1 million reduction in interest expense primarily reflects lower borrowings as a result of repayments from proceeds from the asset sales.

Provision for Income Taxes:  The provision for income taxes for the first half of 2007 was $21.9 million, or 42.3% of income before income taxes.  This compares to the provision for income taxes of $19.4 million, or 39.4% of income before taxes in the first half of 2006. The increase was primarily due to the recording of a tax provision for exposures which have been accounted for in accordance with FIN 48.  It is expected that FIN 48 will increase the volatility of the effective tax rate.  We do have several tax audits in progress which could impact our tax rate for the year; however, at this time it is not possible to predict the outcome or its impact.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the first half of 2007 was $2.4 million, compared to $2.2 million in the first half of 2006.  The year-over-year increase is due to the improved operating performance at our joint ventures in China and Malaysia. partially offset by the sale of TechFab LLC in December 2006.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Income from Continuing Operations:  Net income from continuing operations was $32.3 million, or $0.33 per diluted share for the six-months ended June 30, 2007 compared to $32.0 million, or $0.34 per diluted share for the six-months ended June 30, 2006.  The higher tax rate in 2007 reduced diluted income per share by $0.02 compared to 2006.

Income from Discontinued Operations, Net:  Income from discontinued operations was zero for the first half of 2007, compared to $0.1 million for the first half of 2006.  The first half of 2007 results included an after-tax gain of $6.8 million on the sale of our European Architectural business, offset by an after-tax charge of $9.7 million recognized in connection with the anticipated settlement of claims relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs recognized during the first half of 2007.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2007 and December 31, 2006, and activity for the quarter and six-months ended June 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	0.5	1.3
Change in estimated expenses	(0.2)	—	(0.2)
Net business consolidation and restructuring expenses	0.6	0.5	1.1
Cash expenditures	(1.7)	(0.5)	(2.2)
Currency translation adjustments	0.1	—	0.1
Balance as of March 31, 2007	$9.7	$0.3	$10.0
Business consolidation and restructuring expenses:
Current period expenses	—	1.1	1.1
Change in estimated expenses	(0.6)	—	(0.7)
Net business consolidation and restructuring expenses	(0.6)	1.1	0.5
Cash expenditures	(5.2)	(1.2)	(6.4)
Balance as of June 30, 2007	$3.9	$0.2	$4.1

See footnote 6 located on page 10 for further details on the business consolidation and restructuring programs.

Financial Condition

Liquidity:  As of June 30, 2007, we had cash and cash equivalents of $36.0 million.  Aggregate borrowings as of June 30, 2007 under the Senior Secured Credit Facility were $175.4 million, consisting of $147.4 million of the term loan and $28.0 million of the revolver loan.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $3.9 million.  Our total debt, net of cash, as of June 30, 2007 was $367.9 million, a decrease of $18.7 million from total debt, net of cash of $386.6 million as of December 31, 2007.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of June 30, 2007, we had outstanding borrowings of $0.2 million under these facilities.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Net cash from operating activities is the primary source of funds to finance working capital and capital expenditures.  Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans, capital expenditures and debt service requirements.  We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of June 30, 2007 was $93.1 million.  As of June 30, 2007, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We expect to meet long-term liquidity requirements through cash provided by operations and if necessary, supplemented with long-term borrowings and other debt or equity financing.  The availability and terms of any such financing will depend upon market and other conditions at the time.  Proceeds received from our divestiture activities will be used to reduce debt and finance capital expenditures.

Operating Activities:  Net cash provided by operating activities was $27.0 million in the first half of 2007, as compared to net cash provided by operating activities of $19.4 million in the first half of 2006.  The year-on-year increase in net cash from operations primarily reflects less of a working capital increase in 2007 compared to 2006.

Investing Activities:  Net cash used for investing activities was $23.1 million in the first half of 2007 compared with $50.4 million of net cash used for investing activities in the first half of 2006.  The year-on-year fluctuation is primarily attributable to $25.0 million proceeds received from the sale of the European Architectural business during the first quarter of 2007.  Capital expenditures during the first half of 2007 were $46.0 million versus $50.4 million for the comparable prior year period.  The Company expects to complete the carbon fiber line in Spain by the end of the year, which will complete the initial carbon fiber expansion program previously announced.  That program also included the precursor line in Decatur, Al and a carbon fiber line in Salt Lake City, UT, both of which are fully operational and in the midst of the aerospace qualification process.

Financing Activities:  Net cash used for financing activities was $0.8 million in the first half of 2007 compared with $17.8 million of net cash provided by financing activities in the first half of 2006.  During the first six-months of 2007, we repaid $36.2 million to our Senior Secured Credit Facility compared to the repayment of $0.5 million during the first six-months of 2006.

Financial Obligations and Commitments: As of June 30, 2007, current maturities of notes payable and capital lease obligations were $2.0 million.  The next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $7.0 million prior to 2010 (refer to MD&A in our 2006 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  Short-term debt obligations include $0.2 million of drawings under European credit and overdraft facilities.  The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $3.9 million.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $4.1 million as of June 30, 2007. Approximately $3.9 million of these letters of credit were issued under the revolving credit portion of the Senior Secured Credit Facility, with the remaining $0.2 million issued separately from this facility.  While the letters of credit issued on our behalf will expire under their terms in 2007 and 2008, all of these will likely be re-issued.

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

In December of 2006 the Company announced its plans to terminate the Hexcel U.S. qualified pension plan.  We expect to receive approval from the appropriate regulatory authorities and settle the plan within the next twelve months.  When such approval is obtained, we estimate that the final cash settlement contribution will be in the range of $10 million to $12 million.  We also estimate that upon final termination the Company will record a pre-tax loss of approximately $13 million related to the unrecognized actuarial loss.  With effect from the termination, the Company’s net periodic benefit cost is anticipated to reduce by approximately $2 million per year.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared.  On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2006, except as noted below.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”).  FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the position and all relevant facts.  Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.

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

Recently Issued Accounting Pronouncements

  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  FAS 159 is effective for fiscal years beginning after November 15, 2007 (as of January 1, 2008 for calendar year companies).  We are currently in the process of evaluating the effects of the adoption of FAS 159 on our consolidated results of operations, cash flows, and financial position.

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

Such forward-looking statements are not guarantees or predictions of outcomes and involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from the forward-looking statements. Actual results could differ materially because of factors such as a) the timing of deliveries for the Airbus A380 program; b) timing of the regulatory approvals for the termination of the US qualified pension plan; c) obtaining final settlement approval from the US Department of Justice in the Zylon matter, and d) completion of the EBGI sale as planned. In addition, other factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in the number of and type of commercial aircraft ordered and delivered; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix of our products; changes in government defense procurement budgets; changes in requirements for space & defense programs and disruptions of established supply channels.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 44% as of June 30, 2007.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at June 30, 2007, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.3 million at June 30, 2007.  During the quarters and six-months ended June 30, 2007 and 2006, hedge ineffectiveness was immaterial.  An immaterial net decrease for the quarter and six-months ended June 30, 2007 was recognized as a component of “accumulated comprehensive loss.”  Over the next twelve months, unrealized losses of $0.2 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter and six-months ended June 30, 2007 was a reduction of $0.2 million and $0.4 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2007 and December 31, 2006 was a liability of 4.4 million and $2.7 million, respectively.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $66.6 million at June 30, 2007. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters  and six-months ended June 30, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and six-months ended June 30, 2007 and 2006 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Unrealized gains (losses) at beginning of period	$3.4	$(0.5)	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.9)	0.1	(1.7)	0.7
Increase in fair value	0.8	2.6	1.1	3.8
Unrealized gains at end of period	$3.3	$2.2	$3.3	$2.2

Unrealized gains of $3.3 million recorded in “accumulated other comprehensive income,” net of tax, as of June 30, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding market risks, refer to our 2006 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including our consolidated subsidiaries, would be made known to them, so as to be reflected in periodic reports that we file or submit under the Securities and Exchange Act of 1934.  The evaluation did not result in the identification of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules has filed a notice of appeal. Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim remains in the case as it was not part of the motion for summary judgment.

Hercules also has notified the Company of two other antitrust liabilities for which it seeks indemnification under the 1996 Sale and Purchase Agreement: (i) Hercules has been sued by Cytec Industries Inc for an unspecified amount of antitrust damages in connection with Cytec’s purchases of carbon fiber products from Hercules and other defendants in the antitrust lawsuits (Cytec was a co-defendant in these lawsuits); and (ii) Hercules has entered into an “amicable” settlement with The Boeing Company and Hitco Inc (both of which were opt-outs) to settle similar antitrust claims for $3.8 million.  These additional claims were not in front of the New York court, but if the judgment is affirmed they should be invalid. The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.

Zylon Matter

As previously disclosed,  we have been cooperating with the U.S. Department of Justice (“DOJ”) in its investigation  into the use of allegedly defective Zylon fiber in ballistic vests designed and produced by our customers and purchased under U.S. government funded programs. During the first quarter of 2007 the DOJ asserted its belief that it had sufficient grounds to file civil claims under the False Claims Act, other federal statutes, and common law, against us and two of our employees, arising from our sales of Zylon fabric to vest manufacturers. The DOJ has instituted litigation based on similar grounds against the sole manufacturer of the Zylon fiber and against our largest customer for Zylon fabric that was incorporated into government funded vests (the customer is currently in bankruptcy).  While we deny any liability regarding the DOJ’s assertions, in order to avoid the distraction, cost and uncertainties of litigation, we entered into settlement discussions with the DOJ.  Based on these discussions, but subject to final DOJ approval, we anticipate a settlement of the United States’ claims for defective Zylon vests it funded, for $15 million without any admission of wrongdoing on the part of the Company or any employee.  We would agree to continue cooperating with the DOJ in its investigation and would seek a determination from an appropriate U.S. agency that we would not be suspended or debarred from obtaining government contracts as a result of settling this matter.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	3,676	$19.90	0	0
May 1 – May 31, 2007	0	N/A	0	0
June 1 – June 30, 2007	0	N/A	0	0
Total(1)	3,676	$19.90	0	0

(1) All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 10, 2007 (the “Meeting”) in Stamford, Connecticut. Stockholders holding 85,623,887 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum.  The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1)  Each of the eight nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier resignation or removal:

DIRECTOR	FOR	WITHHELD

Joel S. Beckman	81,948,891	3,674,996
H. Arthur Bellows, Jr.	82,006,898	3,616,989
David E. Berges	78,437,381	7,186,506
Lynn Brubaker	82,005,869	3,618,018
Jeffrey C. Campbell	81,955,006	3,668,881
Sandra L. Derickson	82,024,656	3,559,231
David C. Hurley	82,008,091	3,615,796
W. Kim Foster	77,028,452	8,595,435
David L. Pugh	81,772,349	3,848,538

2) The proposal to ratify PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Company for 2007:

Votes For	Votes Against	Abstentions
81,236,861	4,329,921	57,103

ITEM 6.  Exhibits

Exhibit No.	Description

2

Asset Purchase Agreement, dated as of June 21, 2007 by and among JPS Industries, Inc., Hexcel Corporation and Hexcel Reinforcements Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 26, 2007).

3	Bylaws of Hexcel Corporation, amended and restated as of June 11, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 15, 2007).

10.1	Executive Severance Agreement, made as of the 27th day of April, 2007, between Wayne C. Pensky and Hexcel Corporation.

10.2	Executive Deferred Compensation and Consulting Agreement, dated as June 7, 1995, between Hexcel Corporation and Wayne C. Pensky.

10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2006).

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2007).

10.5	Director Compensation Program, as of May 10, 2007.

10.6	Letter agreement between Hexcel Corporation and Stephen C. Forsyth, dated April 27, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 1, 2007).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

August 3, 2007	/s/ Wayne Pensky
(Date)	Wayne Pensky
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2

Asset Purchase Agreement, dated as of June 21, 2007 by and among JPS Industries, Inc., Hexcel Corporation and Hexcel Reinforcements Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 26, 2007).

3	Bylaws of Hexcel Corporation, amended and restated as of June 11, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 15, 2007).

10.1	Executive Severance Agreement, made as of the 27th day of April, 2007, between Wayne C. Pensky and Hexcel Corporation.

10.2	Executive Deferred Compensation and Consulting Agreement, dated as June 7, 1995, between Hexcel Corporation and Wayne C. Pensky.

10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2006).

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2007).

10.5	Director Compensation Program, as of May 10, 2007.

10.6	Letter agreement between Hexcel Corporation and Stephen C. Forsyth, dated April 27, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 1, 2007).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.