Form 10-Q
period 2007-09-30
HEXCEL CORP /DE/
filed 2007-11-07
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
COMMON STOCK	95,589,883

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$31.4	$25.7
Accounts receivable, net	185.0	169.8
Inventories, net	179.0	150.8
Prepaid expenses and other current assets	39.1	35.4
Assets of discontinued operations	—	44.1
Total current assets	434.5	425.8

Property, plant and equipment	805.3	750.3
Less accumulated depreciation	(405.5)	(403.8)
Net property, plant and equipment	399.8	346.5

Goodwill and intangible assets	59.3	58.5
Investments in affiliated companies	16.6	11.1
Deferred tax assets	94.1	103.0
Other assets	16.0	22.3
Assets of discontinued operations	—	47.3

Total assets	$1,020.3	$1,014.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.8	$2.5
Accounts payable	103.4	96.0
Accrued liabilities	126.1	105.6
Liabilities of discontinued operations	—	15.2
Total current liabilities	231.3	219.3

Long-term notes payable and capital lease obligations	322.8	409.8
Other non-current liabilities	81.9	80.8
Liabilities of discontinued operations	—	3.0
Total liabilities	636.0	712.9

Stockholders’ equity:
Preferred stock, no par value, 20.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 97.0 shares issued at September 30, 2007 and 95.5 shares issued at December 31, 2006	1.0	1.0
Additional paid-in capital	506.8	479.3
Accumulated deficit	(109.2)	(157.1)
Accumulated other comprehensive income (loss)	7.5	(1.8)
	406.1	321.4
Less–Treasury stock, at cost, 1.8 shares at September 30, 2007 and 1.7 shares at December 31, 2006	(21.8)	(19.8)
Total stockholders’ equity	384.3	301.6

Total liabilities and stockholders’ equity	$1,020.3	$1,014.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006

Net sales	$281.1	$252.3	$853.4	$786.6
Cost of sales	214.2	195.0	644.6	597.2
Gross margin	66.9	57.3	208.8	189.4

Selling, general and administrative expenses	26.4	26.1	84.8	80.1
Research and technology expenses	7.7	6.8	25.7	21.7
Business consolidation and restructuring expenses	2.6	0.5	4.1	1.7
Operating income	30.2	23.9	94.2	85.9

Interest expense, net	5.3	5.7	16.9	18.5
Non-operating expense	0.5	—	1.0	—
Income from continuing operations before income taxes, equity in earnings and discontinued operations	24.4	18.2	76.3	67.4
Provision for income taxes	7.2	4.0	29.1	23.4
Income from continuing operations before equity in earnings and discontinued operations	17.2	14.2	47.2	44.0
Equity in earnings of affiliated companies, net of tax	0.9	1.0	3.2	3.2
Net income from continuing operations	18.1	15.2	50.4	47.2
Income (loss) from discontinued operations, net of tax	1.6	0.5	(5.3)	0.6
Gain (loss) on sale of discontinued operations, net of tax	(2.4)	—	4.4	—
Net income	$17.3	$15.7	$49.5	$47.8

Basic net income (loss) per common share:
Continuing operations	$0.19	$0.16	$0.53	$0.50
Discontinued operations	(0.01)	0.01	(0.01)	0.01
Net income	$0.18	$0.17	$0.52	$0.51

Diluted net income (loss) per common share:
Continuing operations	$0.19	$0.16	$0.52	$0.50
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.18	$0.16	$0.51	$0.50

Weighted average common shares outstanding:
Basic	94.9	93.7	94.4	93.3
Diluted	96.7	95.2	96.2	95.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities
Net income	$49.5	$47.8
Income (loss) from discontinued operations, net of tax	(0.9)	0.6
Net income from continuing operations	50.4	47.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	29.8	27.5
Amortization of debt discount and deferred financing costs	1.4	1.3
Deferred income taxes	20.5	12.9
Business consolidation and restructuring expenses	4.1	1.7
Business consolidation and restructuring payments	(11.2)	(2.3)
Equity in earnings of affiliated companies	(3.2)	(3.2)
Dividends from affiliated companies	—	1.3
Stock-based compensation	8.1	6.9
Excess tax benefits on stock-based compensation	(6.3)	(6.2)
Accelerated amortization of deferred financing costs	1.0	—

Changes in assets and liabilities:
Increase in accounts receivable	(7.2)	(20.0)
Increase in inventories	(22.3)	(9.4)
Increase in prepaid expenses and other current assets	(1.3)	(0.5)
Decrease in accounts payable and accrued liabilities	(8.4)	(10.7)
Other–net	2.1	4.4
Net cash provided by operating activities	57.5	50.9

Cash flows from investing activities
Capital expenditures and deposits for property purchases, net	(71.5)	(81.8)
Net proceeds from sale of discontinued operations	84.0	—
Investment in affiliated companies	(2.0)	—
Net cash provided by (used for) investing activities	10.5	(81.8)

Cash flows from financing activities
Proceeds from senior secured credit facility–revolver, net	—	11.5
Repayments of senior secured credit facility–term B loan	(87.9)	(0.9)
Repayments on capital lease obligations and other debt, net	(0.1)	0.9
Activity under stock plans, including excess tax benefits on stock-based compensation	17.1	10.7
Net cash (used for) provided by financing activities	(70.9)	22.2
Net cash provided by operating activities, discontinued operations	7.9	1.5
Net cash used for investing activities, discontinued operations	(1.8)	(0.5)
Effect of exchange rate changes on cash and cash equivalents	2.5	(0.4)
Net increase (decrease) in cash and cash equivalents	5.7	(8.0)
Cash and cash equivalents at beginning of period	25.7	21.0
Cash and cash equivalents at end of period	$31.4	$13.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.

The accompanying condensed consolidated financial statements represent the consolidation of Hexcel.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our significant accounting policies.  The significant accounting policies included below are provided as a clarification to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

Product sales are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which is generally at the time of shipment.  Revenue is recognized on bill and hold arrangements only when the following criteria are met: risk of ownership has passed to the buyer, a fixed written commitment has been provided by the buyer, the goods are complete and ready for shipment and segregated from inventory, no performance obligations remain and a schedule for delivery of the goods has been established.  Revenues derived from design, installation and support services are recognized when the service is provided.  We accrue for sales returns and allowances based on its historical experience at the time of sale.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost.  Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in earnings.  Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

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

Note 2 – Discontinued Operations

EBGI

On August 6, 2007, we completed the sale of the U.S. electronics, ballistics and general industrial product lines (“EBGI”) portion of our reinforcements business.  Net cash proceeds from the sale were $58.5 million (after related expenses), resulting in a net after-tax loss of $2.1 million.  Included within the loss on sale is an after-tax curtailment gain of $1.1 million, representing the unrecognized prior service cost on the EBGI Postretirement Health Care Plan as of August 6, 2007.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital.  The sale includes up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line.  Any additional payments will be recorded as income when earned.   In accordance with the provisions of FAS 144, the EBGI business, including the net after-tax loss on sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the EBGI business were $16.8 million and $108.7 million for the quarter and nine-months ended September 30, 2007, respectively, and were $30.9 million and $107.3 million for the quarter and nine-months ended September 30, 2006, respectively.  During the second quarter of 2007, Hexcel established a pre-tax reserve of $15 million ($9.7 million after-tax) relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs.  On October 29, 2007 we entered into a settlement agreement for the reserved amount of $15 million, which we paid on November 5, 2007.  Pre-tax loss associated with the discontinued operation was $2.5 million and $13.3 million (including a pre-tax loss on the sale of the business of $3.3 million) for the quarter and nine-months ended September 30, 2007, and break-even and $1.6 million for the quarter and nine-months ended September 30, 2006, respectively.

The following is a summary of the EBGI net assets sold as initially determined at December 31, 2006 and finally reported on the closing date of August 6, 2007:

(In millions)	August 6, 2007	December 31, 2006

Accounts receivable, net	$13.8	$11.7
Inventories, net	19.9	20.6
Prepaid expenses and other current assets	—	1.3
Net property, plant and equipment	22.9	23.9
Goodwill	17.3	17.5
Total assets	73.9	75.0

Accounts payable	9.7	8.0
Other accrued liabilities	1.9	1.0
Other non-current liabilities	—	1.6
Total liabilities	11.6	10.6

Net assets of discontinued operations	$62.3	$64.4

Architectural Business

On February 28, 2007, we completed the sale of our European Architectural business.   The Architectural business sold included the design, manufacturing and selling activities and the related property, plant and equipment and working capital.  Net cash proceeds from the sale were $25.0 million, resulting in a net after-tax gain of $6.5 million, including a loss of $0.3 recorded in the third quarter of 2007.  In accordance with the provisions of FAS 144, the operations of the Architectural business, including the net after-tax gain on the sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the Architectural business were $4.4 million for the quarter ended March 31, 2007 and $6.0 million and $18.2 million for the quarter and nine-months ended September 30, 2006, respectively.  Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the nine-months ended September 30, 2007 and $0.8 million and $2.4 million for the quarter and nine-months ended September 30, 2006, respectively.

The following is a summary of the net assets sold relating to the Architectural business as initially determined at December 31, 2006 and finally reported on the closing date of February 28, 2007:

(In millions)	February 28, 2007	December 31, 2006

Cash and cash equivalents	$1.0	$—
Accounts receivable, net	5.1	3.9
Inventories, net	6.7	6.2
Prepaid expenses and other current assets	0.1	0.4
Net property, plant and equipment	5.7	5.4
Goodwill	0.2	0.3
Deferred tax assets	—	0.2
Total assets	18.8	16.4

Accounts payable	4.3	4.3
Other accrued liabilities	1.4	1.9
Other non-current liabilities	0.6	1.4
Total liabilities	6.3	7.6

Net assets of discontinued operations	$12.5	$8.8

Note 3 – Stock-Based Compensation

Stock-based compensation expense was $1.4 million and $1.6 million for the quarters ended September 30, 2007 and 2006, respectively.  Stock-based compensation expense was $8.1 million and $6.9 million for the nine-months ended September 30, 2007 and 2006, respectively.  Stock-based compensation expense capitalized for the quarters and nine-months ended September 30, 2007 and 2006 was not material.  During the nine-month periods ended September 30, 2007 and 2006, cash received from stock option exercises and employee stock purchases was $12.6 million and $7.6 million, respectively.  We used $1.8 million and $3.3 million in cash related to the shares withheld to satisfy employee tax obligations for restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARs”) converted during the nine-month period ended September 30, 2007 and 2006, respectively.  We realized excess tax benefits of $6.3 million and $6.2 million in connection with stock options exercised, and RSUs and PARs converted during the nine-month period ended September 30, 2007 and 2006, respectively.

Restricted Stock Units

The following activity occurred with respect to our outstanding restricted stock units and performance restricted stock units during the quarter and nine-months ended September 30, 2007:

(In millions, except share data)	Number of Units	Weighted Avg. Grant Date Fair Value per Unit
Restricted Stock Units:
Nonvested balance at December 31, 2006	0.3	$16.73
Granted	0.2	$18.71
Vested	(0.1)	$13.79
Forfeited	—	—
Nonvested balance at June 30, 2007	0.4	$18.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at September 30, 2007	0.4	$18.33

(In millions, except share data)	Number of Units	Weighted Avg. Grant Date Fair Value per Unit
Performance Restricted Stock Units (“PRSUs”):
Nonvested balance at December 31, 2006	0.1	$21.97
Granted	0.1	$18.17
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2007	0.2	$19.35
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at September 30, 2007	0.2	$19.32

As of September 30, 2007, there was total unrecognized compensation cost related to nonvested RSUs and PRSUs of $5.7 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Stock Options

A summary of nonqualified stock option activity under out stock compensation plan for the nine-month period ended September 30, 2007 is as follows:

(In millions, except share data)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5.2	$9.40	5.15	$41.3
Options granted	0.4	$18.37
Options exercised	(1.3)	$9.38
Options expired or forfeited	(0.1)	$18.27
Outstanding at September 30, 2007	4.2	$10.14	5.07	$52.7
Exercisable at September 30, 2007	3.4	$8.31		$48.5

The total intrinsic value of options exercised during the quarter and nine-month period ended September 30, 2007 was $9.5 million and $17.7 million, respectively.  As of September 30, 2007, there was total unrecognized compensation cost related to nonvested stock options of $3.0 million, which is expected to be recognized generally over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions:

	Nine-Months Ended September 30,
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

Shares Authorized for Grant

As of September 30, 2007, an aggregate of 3.4 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and PARS.

Employee Stock Purchase Plan (“ESPP”)

In addition, we maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of September 30, 2007, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.

Note 4 – Inventories, net

(In millions)	September 30, 2007	December 31, 2006
Raw materials	$79.3	$72.3
Work in progress	44.4	36.8
Finished goods	55.3	41.7
Total inventories, net	$179.0	$150.8

Note 5 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.   In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007, subject to appropriate regulatory approval.  As final termination of the U.S. qualified plan is expected to occur in the next twelve months, we have classified all liabilities of the plan as current.  Refer to our 2006 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine-months ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
U.S. Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	0.5	0.5	1.5	1.5
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(0.9)
Net amortization and deferral	0.4	0.3	1.2	0.9
Sub-total	1.0	0.8	2.9	2.4
Curtailment and settlement loss	0.4	0.2	1.2	0.7
Net periodic benefit cost	$1.4	$1.0	$4.1	$3.1

European Defined Benefit Retirement Plans
Service cost	$1.0	$0.9	$2.8	$2.6
Interest cost	1.7	1.4	5.1	4.2
Expected return on plan assets	(1.9)	(1.6)	(5.7)	(4.6)
Net amortization and deferral	0.2	0.3	0.6	0.7
Sub-total	1.0	1.0	2.8	2.9
Curtailment and settlement loss	—	—	—	—
Net periodic benefit cost	$1.0	$1.0	$2.8	$2.9

Contributions

We contributed $0.7 million and $0.2 million to our U.S. qualified and nonqualified defined benefit retirement plans during the third quarters of 2007 and 2006, respectively.  Contributions were $2.7 million and $1.9 million for the nine-months ended September 30, 2007 and 2006, respectively.  We expect to contribute at the minimum funding amount required in 2007, fund lump-sum payments and possibly fund the entire plan obligation by December 31, 2007, if the U.S. qualified plan’s termination is approved by the appropriate regulatory authorities during 2007.  Absent final plan termination in 2007, we plan to contribute approximately $3 million during 2007 to our U.S. qualified pension plan to fund expected lump sum payments.  Upon final termination of the U.S. qualified plan, we estimate that the final cash settlement contribution will be in the range of $10 million to $11 million and that we will record a pre-tax loss of approximately $12 million related to the unrecognized actuarial loss.  The termination will also result in the Company reducing its net periodic benefit cost by approximately $2 million per year.

We generally fund our U.S. nonqualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2007 to cover unfunded benefits.  We contributed $2.6 million to our U.S. defined benefits retirement plans during the 2006 fiscal year. Accrued benefit costs for the U.S. defined benefit retirement plans as of September 30, 2007 were $21.9 million, of which $9.3 million is included within accrued liabilities and $12.6 million is included within other non-current liabilities.  Accrued benefit costs for the U.S. defined benefit retirement plans as of December 31, 2006 were $22.9 million, of which $0.3 million is included within accrued liabilities and $22.6 million is included within other non-current liabilities.

In addition, we contributed $0.7 million and $0.9 million to our European defined benefit retirement plans in the third quarters of 2007 and 2006, respectively.  Total contributions were $2.1 million and $2.6 million for the nine-months ended September 30, 2007 and 2006, respectively.  Meeting governing requirements, we plan to contribute approximately $2.6 million during 2007 to our European plans.  We contributed $2.6 million to our European plans during the 2006 fiscal year. Accrued benefit costs for the European defined benefit retirement plans as of September 30, 2007 were $38.3 million, of which $1.2 million is included within accrued liabilities and $37.1 million is included within other non-current liabilities.  Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2006 were $37.6 million, of which $0.6 million is included within accrued liabilities and $37.0 million is included within other non-current liabilities.

Postretirement Health Care and Life Insurance Benefit Plans

Net Periodic Postretirement Benefit Costs

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, consisting of interest costs for the third quarter of 2007.  For both the nine-month periods ended September 30, 2007 and 2006, net periodic postretirement benefit costs were $0.4 million.

Contributions

In connection with our postretirement plans, we contributed $0.1 million and $0.3 million during the third quarters of 2007 and 2006, respectively, and $0.7 million and $0.8 million during the nine-months ended September 30, 2007 and 2006, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute approximately $1.0 million in 2007 to cover unfunded benefits.  We contributed $1.0 million to our postretirement plans during the 2006 fiscal year. Accrued benefit costs for the postretirement plans as of September 30, 2007 were $12.4 million, of which $0.6 million is included within accrued liabilities and $11.8 million is included within other non-current liabilities.  Accrued benefit costs for the postretirement plans as of December 31, 2006 were $11.5 million, of which $0.6 million is included within accrued liabilities and $10.9 million is included within other non-current liabilities.

Note 6 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2007 and December 31, 2006, and activity for the quarter and nine-months ended September 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	1.6	2.4
Change in estimated expenses	(0.8)	—	(0.8)
Net business consolidation and restructuring expenses	—	1.6	1.6
Cash expenditures	(6.9)	(1.7)	(8.6)
Currency translation adjustments	0.1	—	0.1
Balance as of June 30, 2007	$3.9	$0.2	$4.1
Business consolidation and restructuring expenses	0.9	1.7	2.6
Cash expenditures	(1.0)	(1.6)	(2.6)
Currency translation adjustments	0.1	—	0.1
Balance as of September 30, 2007	$3.9	$0.3	$4.2

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

Business consolidation and restructuring liabilities as of September 30, 2007 and December 31, 2006, and activity for the December 2006 program for the quarter and nine-months ended September 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses
Current period expenses	0.9	—	0.9
Change in estimated expenses	(0.3)	—	(0.3)
Net business consolidation and restructuring expenses	0.6	—	0.6
Cash expenditures	(5.3)	—	(5.3)
Currency translation adjustments	0.1	—	0.1
Balance as of June 30, 2007	$2.4	$—	$2.4
Business consolidation and restructuring expenses	0.9	—	0.9
Cash expenditures	(0.8)	—	(0.8)
Currency translation adjustments	0.1	—	0.1
Balance as of September 30, 2007	2.6	—	2.6

Livermore Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  During the quarter and nine-months ended September 30, 2007, we recognized $1.4 million and $2.9 million of expense, respectively, associated with the facility closures and consolidation activities that were expensed as incurred.  During the quarter and nine-months ended September 30, 2007, we made cash payments of $1.5 and $4.3 million, respectively, related to employee severance and facility closures and consolidation activities.  The plant ceased operations on March 31, 2007.  The Livermore facility has now been dismantled and the site is being remediated as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  As of September 30, 2007, the accrued balance related to this program of $0.4 million is for severance obligations and is adequate for the estimated future requirements related to the program.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates and due to depressed business conditions in the electronics market.  There was minimal activity in the program during the quarter and the year as this program is substantially complete.  During the nine-months ended September 30, 2007, we made cash payments of $0.2 million, related to employee severance and lease obligations.  We also reduced our estimate of future severance obligations under the program by $0.5 million for the nine-months ended September 30, 2007.  As of September 30, 2007, the accrued balances related to this program are for future severance obligations of $0.9 million and lease payments of $0.3 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

Note 7 - Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2007	December 31, 2006
Senior secured credit facility - revolver due 2010	$—	$—
Senior secured credit facility - term B loan due 2012	95.7	183.6
European credit and overdraft facilities	0.5	0.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	321.2	408.9
Capital lease obligations	3.4	3.4
Total notes payable and capital lease obligations	$324.6	$412.3

Notes payable and current maturities of long-term liabilities	$1.8	$2.5
Long-term notes payable and capital lease obligations, less current maturities	322.8	409.8
Total notes payable and capital lease obligations	$324.6	$412.3

Senior Secured Credit Facility

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 7.11% and 7.08% for the quarter and nine-months ended September 30, 2007, respectively.  Borrowings made under the LIBOR option during the nine-months ended September 30, 2007 were made at interest rates ranging from 6.81% to 7.31%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2007, we had issued letters of credit totaling $7.7 million under the Senior Secured Credit Facility.  The Company had no letters of credit outstanding outside the Senior Secured Credit Facility as of September 30, 2007. Total undrawn availability under the Senior Secured Credit Facility as of September 30, 2007 was $117.3 million.

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

European Credit and Overdraft Facilities

In addition to the Senior Secured Credit Facility, certain of our European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.  The aggregate maturities of the European credit and overdraft facilities are classified as current, as they are repayable on demand.  The Company had $0.5 million outstanding under overdraft facilities as of September 30, 2007.

Note 8 – Non-Operating Expense

During the first and third quarters of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million and $51.4, respectively, with the net proceeds received from asset sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit), the February 2007 sale of our European Architectural business and the August 2007 sale of our EBGI business.  As a result of the prepayment and early retirement of debt, we have recorded a loss resulting from the accelerated write-off of deferred financing costs of $0.5 million and $1.0 million, for the quarter and nine-months ended September 30, 2007, respectively.

Note 9 – Income Taxes

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in an increase to the January 1, 2007 accumulated deficit balance in the amount of $1.6 million, a decrease in deferred tax liabilities of $1.0 million, and an increase in accrued interest of $1.7 million.  The amount of unrecognized tax benefits at January 1, 2007 is $15.3 million of which $12.1 million would impact our effective tax rate, if recognized.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the condensed consolidated statements of operations.  As of January 1, 2007, we had recorded a liability of $2.9 million for the payment of interest.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years, however the U.S. tax returns have been audited through 2003.   Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2004 onward), France (2004 onward), Spain (2002 onward) and UK (2005 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

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

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the statute of limitations.  During the third quarter of 2007, the Company favourably settled an income tax audit in one of its international locations.  As a result of this settlement, the company reversed certain tax reserves related to the audit, which had been previously established under FIN 48.

(In millions)	Unrecognized Tax Benefits
Balance as of January 1, 2007	$15.3
Additions based on tax positions related to the current year	2.6
Reductions for tax positions in prior years	(1.1)
Balance as of September 30, 2007	$16.8

Note 10 - Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006

Basic net income per common share:
Net income from continuing operations	$18.1	$15.2	$50.4	$47.2
Income (loss) from discontinued operations	(0.8)	0.5	(0.9)	0.6
Net income	$17.3	$15.7	$49.5	$47.8

Weighted average common shares outstanding	94.9	93.7	94.4	93.3

Net income from continuing operations per common share	$0.19	$0.16	$0.53	$0.50
Income (loss) from discontinued operations per common share	(0.01)	0.01	(0.01)	0.01
Basic net income per common share	$0.18	$0.17	$0.52	$0.51

Diluted net income (loss) per common share:
Net income from continuing operations	$18.1	$15.2	$50.4	$47.2
Income (loss) from discontinued operations	(0.8)	0.5	(0.9)	0.6
Net income	$17.3	$15.7	$49.5	$47.8

Weighted average common shares outstanding – Basic	94.9	93.7	94.4	93.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.2	0.4	0.4
Stock options	1.5	1.3	1.4	1.7
Weighted average common shares outstanding – Dilutive	96.7	95.2	96.2	95.4

Net income from continuing operations per common share	$0.19	$0.16	$0.52	$0.50
Income (loss) from discontinued operations per common share	(0.01)	—	(0.01)	—
Diluted net income per common share	$0.18	$0.16	$0.51	$0.50

Total shares underlying stock options of 0.3 million and 0.7 million were excluded from the computation of diluted net income per share for the quarter and nine-months ended September 30, 2007, respectively, as they were anti-dilutive.

Note 11 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and nine-months ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
(In millions)	2007	2006	2007	2006
Net income from continuing operations	$18.1	$15.2	$50.4	$47.2
Currency translation adjustments	5.6	3.9	9.2	13.9
Minimum pension obligation	(0.6)	—	(0.2)	(0.2)
Net unrealized gains on financial instruments	0.6	0.1	0.1	6.0
Comprehensive income from continuing operations	$23.7	$19.2	$59.5	$66.9

Note 12 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at September 30, 2007, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.6 million at September 30, 2007.  During the quarters and nine-months ended September 30, 2007 and 2006, hedge ineffectiveness was immaterial.  An immaterial net decrease for the quarter and nine-months ended September 30, 2007 was recognized as a component of “accumulated comprehensive loss.”  Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter and nine-months ended September 30, 2007 was a reduction of $0.3 million and $0.7 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2007 and December 31, 2006 was a liability of $8.2 million and $2.7 million, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $56.0 million at September 30, 2007. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters and nine-months ended September 30, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine-months ended September 30, 2007 and 2006 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Unrealized gains (losses) at beginning of period	$3.3	$2.2	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.8)	(0.3)	(2.5)	0.4
Increase in fair value	1.5	0.4	2.6	4.2
Unrealized gains at end of period	$4.0	$2.3	$4.0	$2.3

As of September 30, 2007, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.0 million, of which $2.8 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 13 – Investments in Affiliated Companies

As of September 30, 2007, we have equity ownership investments in two Asian joint ventures.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that these investments would be considered “variable interest entities.”  However, we also believe that we are not the primary beneficiary of such entities, and therefore, are not required to consolidate these entities.

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

	As of September 30,
(In millions)	2007	2006
Equity ownership	40.48%	40.48%
Last twelve months’ revenues	$32.1	$24.7
Equity investment balance	$7.5	$5.9
Accounts receivable balance	$2.1	$2.3

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

Apart from any outstanding accounts receivable and our investment in this joint venture, we have no other significant exposures to loss related to Asian Composites.   Summary information related to our investment in Asian Composites follows:

	Quarter Ended September 30,
(In millions)	2007	2006
Equity ownership	33.33%	25.00%
Last twelve months’ revenues	$29.3	$23.6
Equity investment balance	$8.6	$4.5
Accounts receivable balance	$1.4	$1.3

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

Effective January 1, 2007, we revised our operating segments to reflect our strategic and operational realignment and to focus on advanced structural materials.  We have eliminated our three former global business units and consolidated all our composites related activities into a single organization.  Based upon our review of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that we will now report two operating segments, Composite Materials and Engineered Products.  The EBGI Reinforcements segment was reclassified as discontinued operations as of June 30, 2007 (see footnote 2).

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each operating segment, we have also reported disaggregated sales by end market.

Financial information for our business segments for the quarters and nine-months ended September 30, 2007 and 2006 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Third Quarter 2007
Net sales to external customers:
Commercial aerospace	$110.0	$42.8	$—	$152.8
Industrial	67.6	0.3	—	67.9
Space and defense	46.4	14.0	—	60.4
Net sales to external customers	224.0	57.1	—	281.1
Intersegment sales	7.6	0.4	(8.0)	—
Total sales	231.6	57.5	(8.0)	281.1

Operating income	33.9	4.9	(8.6)	30.2
Depreciation and amortization	9.2	1.0	—	10.2
Business consolidation and restructuring expenses	1.9	0.7	—	2.6
Stock-based compensation expense	0.6	0.2	0.6	1.4
Capital expenditures and deposits for property purchases	23.5	1.5	0.3	25.3

Third Quarter 2006
Net sales to external customers:
Commercial aerospace	$98.0	$34.0	$—	$132.0
Industrial	66.0	1.1	—	67.1
Space and defense	40.6	12.6	—	53.2
Net sales to external customers	204.6	47.7	—	252.3
Intersegment sales	7.2	0.3	(7.5)	—
Total sales	211.8	48.0	(7.5)	252.3

Operating income	29.6	4.7	(10.4)	23.9
Depreciation and amortization	8.1	0.9	—	9.0
Business consolidation and restructuring expenses	0.5	—	—	0.5
Stock-based compensation expense	0.5	0.1	1.0	1.6
Capital expenditures and deposits for property purchases	28.9	1.9	0.7	31.5

Nine-Months Ended September 30, 2007
Net sales to external customers:
Commercial aerospace	$324.8	$126.7	$—	$451.5
Industrial	216.9	0.9	—	217.8
Space and defense	144.3	39.8	—	184.1
Net sales to external customers	686.0	167.4	—	853.4
Intersegment sales	25.9	2.1	(28.0)	—
Total sales	711.9	169.5	(28.0)	853.4

Operating income	109.0	14.9	(29.7)	94.2
Depreciation and amortization	26.9	2.8	0.1	29.8
Business consolidation and restructuring expenses	3.1	1.0	—	4.1
Stock-based compensation expense	3.2	0.6	4.3	8.1
Capital expenditures and deposits for property purchases	66.8	2.8	1.9	71.5

Nine-Months Ended September 30, 2006
Net sales to external customers:
Commercial aerospace	$309.9	$100.6	$—	$410.5
Industrial	207.9	3.4	—	211.3
Space and defense	127.6	37.2	—	164.8
Net sales to external customers	645.4	141.2	—	786.6
Intersegment sales	21.6	0.5	(22.1)	—
Total sales	667.0	141.7	(22.1)	786.6

Operating income	99.0	16.3	(29.4)	85.9
Depreciation and amortization	24.8	2.6	0.1	27.5
Business consolidation and restructuring expenses	1.6	0.2	(0.1)	1.7
Stock-based compensation expense	2.2	0.4	4.3	6.9
Capital expenditures and deposits for property purchases	76.3	3.0	2.5	81.8

Goodwill and Intangible Assets

The carrying amount of goodwill and intangibles assets by segment is as follows:

(In millions)	September 30, 2007	December 31, 2006
Composite Materials	$43.3	$42.5
Engineered Products	16.0	16.0
Goodwill and intangible assets	$59.3	$58.5

Note 15 – Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment, and health and safety matters. We estimate and accrue our liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

As of September 30, 2007, our aggregate environmental related accruals were $4.2 million.  As of September 30, 2007, $2.1 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $3.0 million higher at September 30, 2007.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter and nine-months ended September 30, 2007 was $0.3 million and $1.6 million, respectively.  In addition, our operating costs relating to environmental compliance for the quarter and nine-months ended September 30, 2007 were $2.0 million and $5.9 million, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $0.6 million in the nine-months ended September 30, 2007.

Other Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules has filed an appeal, which is pending.  The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.  Hercules also claims that

Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim remains in the case as it was not part of the motion for summary judgment.

Hercules also has notified the Company of two other antitrust liabilities for which it seeks indemnification under the 1996 Sale and Purchase Agreement: (i) Hercules has been sued by Cytec Industries Inc. (“Cytec”), for an unspecified amount of antitrust damages in connection with Cytec’s purchases of carbon fiber products from Hercules and other defendants in the antitrust lawsuits (Cytec was a co-defendant in these lawsuits); and (ii) Hercules has entered into an “amicable” settlement with The Boeing Company and Hitco Inc (both of which were opt-outs) to settle similar antitrust claims for $3.8 million.  These additional claims were not in front of the New York court, but if the judgment is affirmed they should be invalid.

Zylon Matter

As previously disclosed,  we have been cooperating with the U.S. Department of Justice (“DOJ”) in its investigation  into the use of allegedly defective Zylon® fiber in ballistic vests designed and produced by our customers and purchased under U.S. government funded programs.  In order to avoid the distraction, cost and uncertainties of litigation, on October 29, 2007 we entered into a settlement agreement with the DOJ to resolve the United States’ civil claims for defective Zylon vests it funded, equal to the reserved amount of $15 million, which we have subsequently paid.  We did not admit to any wrongdoing on the part of the Company or any employee.  We agreed to continue cooperating with the DOJ in its investigation, although our ballistic fabric for body armor business has been sold.

Austrian Exotherm Claim

On August 4, 2006, at our Neumarkt, Austria, manufacturing facility, resin being mixed exothermed, releasing gases and smoke inside and outside of the facility.  Our internal investigation revealed that the cause of the exotherm was a failure of the mixing mechanism.  Three employees of our Austrian subsidiary, Hexcel Composites GmbH, have been charged under Section 180 of the Austrian Criminal Code; the charge is that they deliberately caused a violation of an environmental law or regulation when the gases and smoke were released.  Hexcel Composites GmbH has not been charged, although it could be charged under the same Section.  We have offered independent counsel to the employees at our expense.  We are not in a position to predict the outcome of the case against the employees or whether a charge will be filed against Hexcel Composites GmbH, but we will defend any charges vigorously.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and nine-months ended September 30, 2007, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2007 and December 31, 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2006	$4.5
Warranty expense	0.9
Deductions and other	(0.9)
Balance as of June 30, 2007	$4.5
Warranty expense	0.7
Deductions and other	(0.6)
Balance as of September 30, 2007	$4.6

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Third Quarter Results

	(Unaudited)
	Quarter Ended September 30,
(In millions, except per share data)	2007	2006

Net sales	$281.1	$252.3
Gross margin %	23.8%	22.7%
Operating income	$30.2	$23.9
Operating income %	10.7%	9.5%
Interest expense	$5.3	$5.7
Non-operating expense	$0.5	$—
Provision for income taxes	$7.2	$4.0
Equity in earnings of affiliated companies, net of tax	$0.9	$1.0
Net income from continuing operations	$18.1	$15.2
Net income (loss) from discontinued operations, net of tax	$(0.8)	$0.5
Net income	$17.3	$15.7
Diluted net income (loss) per common share:
From continuing operations	$0.19	$0.16
From discontinued operations	$(0.01)	$—

Results of Operations

Net Sales:  Net sales of $281.1 million for the third quarter of 2007 were $28.8 million, or 11.4%, higher than the $252.3 million of net sales for the third quarter of 2006.  The increase was primarily driven by continued strong sales to most of the Commercial Aerospace market.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the third quarter of 2006 as in the third quarter of 2007, net sales for the third quarter of 2006 would have been $259.3 million, resulting in third quarter of 2007 sales being 8.4% higher than the third quarter of 2006 on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended September 30, 2007 and 2006, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
Third Quarter 2007
Composite Materials	$110.0	$67.6	$46.4	$224.0
Engineered Products	42.8	0.3	14.0	57.1
Total	$152.8	$67.9	$60.4	$281.1
	54%	24%	22%	100%
Third Quarter 2006
Composite Materials	$98.0	$66.0	$40.6	$204.6
Engineered Products	34.0	1.1	12.6	47.7
Total	$132.0	$67.1	$53.2	$252.3
	52%	27%	21%	100%

Third quarter 2006 data has been reclassified for purposes of comparison to our operating segments, redefined as of January 1, 2007 to reflect our strategic and operational realignment and to focus on advanced structural materials.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our remaining European electronics sales to the Industrial market.  The reclassification of certain reinforcement for composite revenues resulted in the movement of about $17.9 million of commercial aerospace sales to industrial and space & defense markets for the third quarter of 2006.  This reclassification did not impact our previously reported Airbus and Boeing commercial aircraft sales.

Commercial Aerospace: Net sales increased $20.8 million, or 15.8%, to $152.8 million for the third quarter of 2007, as compared to net sales of $132.0 million for the third quarter of 2006.  The sales growth was led by revenues to Boeing and its subcontractors and to the regional and business jet markets, reflecting increased aircraft production, growth in demand for aircraft engine and nacelle manufactures, as well as the new Boeing 787.  Sales to these customers were up over 25% year-on-year for the third quarter in a row.  Sales to Airbus and its subcontractors were down less than 5% for the quarter as compared to the third quarter of 2006 due to the continued delay of the A380 program.  While it remains difficult to forecast how Airbus and each of its many subcontractors will work through their inventory, we do expect A380 sales will begin to show growth starting in the fourth quarter of 2007.  Foreign exchange rates contributed $2.4 million to commercial aerospace sales in the third quarter of 2007.

Industrial: Net sales of $67.9 million for the third quarter of 2007 were up 1.2% as compared to the net sales of $67.1 million for the third quarter of 2006.  The industrial market consists primarily of wind, recreation, auto and other industrial sub-markets. The wind market had strong double digit sales growth compared to the third quarter of 2006.  While our current wind business is primarily in Europe, global demand remains strong and we are in the process of adding manufacturing capacity in China to meet regional growth.  This capacity should be available for production starting in the third quarter of 2008.  Strong sales performance in wind energy markets was more than offset by weaker sales from recreation, automotive and other industrial markets.  The European winter recreation market remains low, while other industrial sales were lower than last year as we continue to refine our focus on selected customers and applications.  Foreign exchange rates contributed $3.7 million to industrial sales in the third quarter of 2007.

Space & Defense: Net sales to this market for the third quarter of 2007 were $60.4 million, an increase of $7.2 million, or 13.5%, when compared to the third quarter of 2006, as the increase is attributed to demand from military fixed wing and rotor craft applications.  Foreign exchange rates contributed $0.9 million to space & defense sales in the third quarter of 2007.

Gross Margin:  Gross margin for the third quarter of 2007 was $66.9 million, or 23.8% of net sales, compared with $57.3 million, or 22.7% of net sales, for the same period in 2006.  The increase in gross margin reflects the contribution of higher net sales, the product mix of those sales and improved operating yields.  Depreciation and amortization expense, included in cost of sales, for the third quarter of 2007 was $9.2 million compared to $8.1 million in the third quarter of 2006.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $26.4 million for the third quarter of 2007 were $0.3 million higher than the third quarter of 2006.  SG&A expenses were 9.4% and 10.3% of net sales for the third quarters of 2007 and 2006, respectively.  The third quarter of 2006 included an accrual of $2.0 million for environmental remediation costs.  The year-over-year increase in SG&A expenses includes the impact of exchange rates and costs incurred related to personnel changes.

Research and Technology Expenses (“R&T”):  R&T expenses for the third quarter of 2007 were $7.7 million, or 2.7% of net sales, compared with $6.8 million, or 2.7% of net sales, for the third quarter of 2006.  The year-over-year increase in R&T expenses reflects the increase in qualification activities for new programs (i.e. costs associated with certifying our products and processes to customer aerospace specifications), including increased spending within the Engineered Products operating segment as a result of certification testing of Boeing 787 components made from the new HexMC system.

Operating Income:  Operating income was $30.2 million, or 10.7% of net sales, in the third quarter of 2007, compared with $23.9 million, or 9.5% of net sales, in the third quarter of 2006.  Operational performance and increased volumes drove the improved result year on year.  Activity levels for the Company remain extremely high.  Aerospace qualification processes are underway in a number of locations including our new carbon fiber precursor line in Decatur, AL; a new prepreg facility in Stade, Germany; the new carbon fiber line in Salt Lake City, UT; and for prepreg products transferred as part of the Livermore, CA closure.  We are also opening new satellite prepreg facilities in Nantes, France and Tianjin, China to be close to our customers.  The training of new Spanish employees continues in order to assure a timely start-up of our carbon fiber facility in the Illescas, Spain early next year.

Operating income for the Composite Materials operating segment was $33.9 million in the third quarter of 2007, a $4.3 million increase as compared to the third quarter of 2006, primarily due to the favorable impact of higher sales volumes and better variable operating margins.  Operating income for the Engineered Products operating segment was $4.9 million in the third quarter of 2007, a $0.2 million increase as compared to the third quarter of 2006.  This favorable impact is primarily due to improved sales volumes offset by increased restructuring and R&T expenses of $0.9 million.  The decrease in Corporate operating expenses of $1.8 million is due to environmental remediation costs incurred during 2006 of $2.0 million.

Interest Expense:  Interest expense was $5.3 million for the third quarter of 2007, compared to $5.7 million for the third quarter of 2006.  The $0.4 million decrease in interest expense is due to a $0.7 million decrease from lower borrowings as a result of lower average outstanding debt during the period, partially offset by lower capitalized interest expense of $0.3 million, as a result of completing parts of the carbon fiber capacity expansion.

Non-Operating Expense:  During the third quarter of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $51.4 million as a result of net proceeds received from the sale of the EBGI business.  As a result of the prepayment, we recorded a $0.5 million loss on the accelerated write-off of deferred financing costs from the early retirement of debt.

Provision for Income Taxes:  The provision for income taxes for the third quarter of 2007 was $7.2 million, or 29.5% of income before income taxes.  This compares to the provision for income taxes of $4.0 million, or 22.0% of income before taxes in the third quarter of 2006.  The increase in the effective tax rate was primarily due to the reversal of $3.6 million of valuation allowance on certain U.S. deferred tax assets during the third quarter of 2006.  The tax provision for third quarter of 2007 includes the reversal of $1.1 million of previously unrecognized tax benefits related to a favorable tax agreement reached with the UK tax authorities.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the third quarter of 2007 was $0.9 million, compared to $1.0 million in the third quarter of 2006.  In December 2006 we sold our interest in TechFab LLC, the reduction in equity in earnings from this sale, was partially offset by improved operating performance at our joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Income from Continuing Operations:  Net income from continuing operations was $18.1 million, or $0.19 per diluted share for the quarter ended September 30, 2007 compared to $15.2 million, or $0.16 per diluted share for the quarter ended September 30, 2006.  The increase of $2.9 million is due to the factors discussed above.

Loss from Discontinued Operations, Net:  Loss from discontinued operations, including the loss on sale of the EBGI business, was $0.8 million for the third quarter of 2007, compared to a gain of $0.5 million for the third quarter of 2006.  The income from discontinued operations, net of tax, was $1.6 for the quarter compared to $0.5 last year.  The loss on the sale of the discontinued operations totaled $2.4 million in the quarter, which includes a pre-tax curtailment gain of $1.7 million on the EBGI post-retiree medical plan, representing 100% of the unrecognized prior service cost as of August 1, 2007.

Year-to-Date Results

	(Unaudited)
	Nine Months Ended September 30,
(In millions, except per share data)	2007	2006

Net sales	$853.4	$786.6
Gross margin %	24.5%	24.1%
Operating income	$94.2	$85.9
Operating income %	11.0%	10.9%
Interest expense	$16.9	$18.5
Non-operating expense	$1.0	$—
Provision for income taxes	$29.1	$23.4
Equity in earnings of affiliated companies, net of tax	$3.2	$3.2
Net income from continuing operations	$50.4	$47.2
Income (loss) from discontinued operations, net of tax	$(0.9)	$0.6
Net income	$49.5	$47.8
Diluted net income (loss) per common share:
From continuing operations	$0.52	$0.50
From discontinued operations	$(0.01)	$—

Results of Operations

Net Sales:  Net sales of $853.4 million for the first nine months of 2007 were $66.8 million, or 8.5%, higher than the $786.6 million of net sales for the first nine months of 2006.  The increase was driven by growth in our markets.  Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in the first nine months of 2006 as in the first nine months of 2007, net sales for 2006 would have been $809.4 million, resulting in a 5.4% increase on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the nine-months ended September 30, 2007 and 2006, respectively:

	Unaudited
(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
Year-to-date 2007
Composite Materials	$324.8	$216.9	$144.3	$686.0
Engineered Products	126.7	0.9	39.8	167.4
Total	$451.5	$217.8	$184.1	$853.4
	53%	25%	22%	100%
Year-to-date 2006
Composite Materials	$309.9	$207.9	$127.6	$645.4
Engineered Products	100.6	3.4	37.2	141.2
Total	$410.5	$211.3	$164.8	$786.6
	52%	27%	21%	100%

Year-to-date 2006 data has been reclassified for purposes of comparison to our operating segments, redefined as of January 1, 2007 to reflect our strategic and operational realignment and to focus on advanced structural materials.  In addition, we have reclassified certain of our reinforcement for composites product sales between markets to reflect improvements in the tracking of sales to end market applications and have reclassified our remaining European electronics sales to the Industrial market.  The reclassification of certain reinforcement for composite revenues resulted in the movement of about $52.8 million of commercial aerospace sales to industrial and space & defense markets for the first nine months of 2006.  This reclassification did not impact our previously reported Airbus and Boeing commercial aircraft sales.

Commercial Aerospace: Net sales increased $41.0 million, or 10.0%, to $451.5 million for the first nine months of 2007, as compared to net sales of $410.5 million for the first nine months of 2006.  The sales growth was led by revenues to Boeing and its subcontractors and to the regional and business jet markets, reflecting increased aircraft production, growth in demand for aircraft engine and nacelle manufactures, as well as the new Boeing 787.  Year-to-date 2007 sales to Airbus and its subcontractors were down low double digits as compared to the same period last year due to the continued delay of the A380 program which began during the third quarter of 2006.  While it remains difficult to forecast how Airbus and each of its many subcontractors will work through their inventory, we do expect A380 sales will begin to show growth beginning in the fourth quarter of 2007.  Foreign exchange rates contributed $7.3 million to commercial aerospace sales in the first nine months of 2007.

Industrial: Net sales of $217.8 million for the first nine months of 2007 were $6.5 million or 3.1% higher than the net sales of $211.3 million for the same period of 2006.  Sales of composite products to wind energy applications increased double digits over the prior year due to the continued underlying growth in global wind turbine installations.  Sales to auto, recreation and other industrial markets were slightly lower in the first nine months of 2007 as compared to the same period of 2006.  The European winter recreation market was unfavorably impacted by warm weather in Europe, while other industrial sales were lower than last year as we continue to refine our focus on selected customers and applications.  Foreign exchange rates contributed $12.2 million to industrial sales in the first nine months of 2007.

Space & Defense: Net sales to this market for the first nine months of 2007 were $184.1 million, an increase of $19.3 million, or 11.7%, when compared to the same period of 2006.  Sales increased due to increased demand for military fixed wing and rotor craft applications across all geographic regions, and the inventory corrections made by customers last year appear to no longer be a factor.  Foreign exchange rates contributed $3.3 million to space & defense sales in the first nine months of 2007.

Gross Margin:  Gross margin for the first nine months of 2007 was $208.8 million, or 24.5% of net sales, compared with $189.4 million, or 24.1% of net sales, for the same period last year.  The increase in gross margin reflects the contribution of higher net sales, the product mix of those sales and improved operating yields.  These improvements were partially offset by increased costs in the second quarter due to unplanned equipment outages, which resulted in higher maintenance, freight and labor than expected.  Depreciation and amortization expense, included in cost of sales, for the first nine months of 2007 was $26.6 million compared to $24.8 million in the first nine months of 2006.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses of $84.8 million for the first nine months of 2007 were $4.7 million higher than the same period of 2006.  SG&A expenses were 9.9% of net sales in the first nine months of 2007 compared to 10.2% of net sales in the same period of 2006.  The year-over-year increase in SG&A expenses includes an increase of $1.2 million related to share based compensation, primarily reflecting the expense associated with grants issued during the first quarter of 2007, $2.5 million due to exchange rates and the rest primarily due to salary inflation and personnel changes.  The first nine months of 2006 includes an accrual of $2.0 million for environmental remediation costs and $1.2 million of transaction costs associated with the March 2006 secondary offering.

Research and Technology Expenses (“R&T”):  R&T expenses for the first nine months of 2007 were $25.7 million, or 3.0% of net sales, compared with $21.7 million, or 2.8% of net sales, for the same period of 2006.  The majority of the year-over-year increase in R&T expenses reflects our increased spending on qualifications for new programs, including certification testing of Boeing 787 components made from the new HexMC system.

Operating Income:  Operating income was $94.2 million, or 11.0% of net sales, in the first nine months of 2007, compared with $85.9 million, or 10.9% of net sales, in the same period of 2006.  The $8.3 million increase in operating income is due in part to greater sales and better product mix for first three quarters of 2007 resulting in an increase in gross margin, partially offset by the increase in operating expenses as discussed above.

Operating income for the Composite Materials operating segment was $109.0 million, or 15.3% of sales, and $99.0 million, or 14.8% of sales, for the first nine months of 2007 and 2006, respectively.  The $10.0 million increase is primarily due to the favorable impact of higher sales volumes.  Operating income for the Engineered Products operating segment was $14.9 million, or 8.8% of sales, a decrease of $1.4 million compared to last year, primarily due to increased R&T expenses.  The year-on-year increase in Corporate operating expenses of $0.3 million resulted from higher stock based compensation costs, cost incurred related to personnel changes and increased costs of tax compliance, partially offset by $2.0 million of environmental remediation costs recorded during the third quarter of 2006 and the $1.2 million of transactions costs associated with the March 2006 secondary filing.

Interest Expense:  Interest expense was $16.9 million for the first nine months of 2007, compared to $18.5 million for the same period of 2006.  The $1.6 million reduction in interest expense is due to a $2.3 million decrease from lower average outstanding debt during the period primarily from the proceeds from the TechFab sale (a joint venture of our former Reinforcements business unit), partially offset by lower capitalized interest expense of $0.4 million and interest expense related to uncertain tax positions of $0.5 million.

Non-Operating Expense:  During the first nine months of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $86.8 million as a result of net proceeds received from assets sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab, the February 2007 sale of our European Architectural business and the August 2007 sale of the EBGI business.  As a result of the prepayment, we recorded a $1.0 million loss on the accelerated write-off of deferred financing costs from the early retirement of debt.

Provision for Income Taxes:  The provision for income taxes for the first nine months of 2007 was $29.1 million, or 38.1% of income before income taxes.  This compares to the provision for income taxes of $23.4 million, or 34.7% of income before taxes in the first nine months of 2006. The increase in the effective tax rate was primarily due to the reversal of $3.6 million of valuation allowance on certain U.S. deferred tax assets during the third quarter of 2006.  The 2007 tax provision includes the reversal of $1.1 million of previously unrecognized tax benefits related to a favorable tax agreement reached with the UK tax authorities.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies was $3.2 million for both the first nine months of 2007 and 2006.  In December 2006 we sold our interest in TechFab LLC, the reduction in equity in earnings from this sale was offset by the improved operating performance at our joint ventures in China and Malaysia.  Equity in earnings of affiliated companies does not affect the Company’s cash flows.  For further information, see Note 13 to the accompanying condensed consolidated financial statements.

Income from Continuing Operations:  Net income from continuing operations was $50.4 million, or $0.52 per diluted share for the nine-months ended September 30, 2007 compared to $47.2 million, or $0.50 per diluted share for the nine-months ended September 30, 2006.  The increase of $3.2 million is due to the factors discussed above.

Loss from Discontinued Operations, Net:  Loss from discontinued operations, including the gain on sale from discontinued operations, was $0.9 million for the first nine months of 2007, compared to a gain of $0.6 million for the first nine months of 2006.  The loss from discontinued operations, net of tax, was $5.3 million for the first nine months of 2007.  This includes an after-tax charge of $9.7 million recognized during the second quarter of 2007, in connection with the recent settlement of claims relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs recognized during the second quarter of 2007.  The year-to-date 2007 results also include an after-tax gain of $6.5 million on the sale of our European Architectural business, offset by an after-tax loss of $2.1 million on the sale of our EBGI business.

Portfolio Review

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements operating segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures operating segments into a single organization, and explore the sale of our European Architectural business, our EBGI product lines and our interest in the TechFab joint venture, previously reported within the Reinforcements operating segment.

In December of 2006, we completed the sale of our interest in TechFab, a South Carolina based manufacturer of non-woven reinforcement materials, to our joint venture partner for $22.0 million in cash.  As a result of the sale, we recognized an after-tax gain of $10.0 million in the fourth quarter of 2006.

In February of 2007, we completed the sale of our European Architectural business.  Cash proceeds from the sale were $25.0 million.  As a result of the sale, we recognized an after-tax gain of $6.5 million, including a loss of $0.3 recorded in the third quarter of 2007.

On August 6, 2007, we completed the sale of the EBGI portion of our reinforcements business.  Cash proceeds from the sale, net of transaction costs, were $58.5 million, resulting in a net after-tax loss of $2.1 million.  The final working capital adjustment between the buyer and seller should be settled in the fourth quarter; amounts involved are not expected to be material.  The sale includes up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line.  Any additional payments will be recorded as income when earned.

With the completion of the EBGI sale, our previously announced portfolio review has reached a successful conclusion, resulting in total cash proceeds, before any earnout payments, of $105.5 million and a net after-tax gain of $14.4 million.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2007 and December 31, 2006, and activity for the quarter and nine-months ended September 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:
Current period expenses	0.8	1.6	2.4
Change in estimated expenses	(0.8)	—	(0.8)
Net business consolidation and restructuring expenses	—	1.6	1.6
Cash expenditures	(6.9)	(1.7)	(8.6)
Currency translation adjustments	0.1	—	0.1
Balance as of June 30, 2007	$3.9	$0.2	$4.1
Business consolidation and restructuring expenses:
Current period expenses	0.9	1.7	2.6
Cash expenditures	(1.0)	(1.6)	(2.6)
Currency translation adjustments	0.1	—	0.1
Balance as of September 30, 2007	$3.9	$0.3	$4.2

See footnote 6 located on page 10 for further details on the business consolidation and restructuring programs.

Financial Condition

Liquidity:  As of September 30, 2007, we had cash and cash equivalents of $31.4 million.  Aggregate borrowings as of September 30, 2007 under the Senior Secured Credit Facility consisted entirely of the term loan of $95.7 million, as there was a zero balance on the revolver loan.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $7.7 million.  Our total debt, net of cash, as of September 30, 2007 was $293.2 million, a decrease of $93.4 million from total debt, net of cash of $386.6 million as of December 31, 2006.

In addition, we have additional borrowing capacity under various European credit and overdraft facilities, which could be utilized to meet short-term working capital and operating cash requirements.  As of September 30, 2007, we had no outstanding borrowings under these facilities.  The European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.

Net cash from operating activities is the primary source of funds to finance working capital and capital expenditures.  Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans, capital expenditures and debt service requirements.  We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of September 30, 2007 was $117.3 million.  As of September 30, 2007, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We expect to meet long-term liquidity requirements through cash provided by operations and if necessary, supplemented with long-term borrowings and other debt or equity financing.  The availability and terms of any such financing will depend upon market and other conditions at the time.  We do not have any significant required debt repayments until 2011.  Proceeds received from our divestiture activities were used to reduce debt and finance capital expenditures.

In October 2007, the Company announced a $180 million carbon fiber expansion program.  The construction will be completed within two years.  The Company expects that the expansion will be funded from cash from operating activities and with the available borrowings under the existing Senior Secured Credit Facility.

Operating Activities:  Net cash provided by operating activities from continuing operations was $57.5 million in the nine-months ended September 30, 2007, as compared to net cash provided by operating activities of $50.9 million in the same period of 2006.  The year-on-year increase in net cash provided by operating activities from continuing operations of $6.6 million, is primarily due to an increase in net income from continuing operations of $3.2 million and increases in non-cash related expenses, such as depreciation and amortization of $2.3 million and stock-based compensation expense of $1.2 million.

Investing Activities:  Net cash provided by investing activities was $10.5 million in the nine-months ended September 30, 2007, as compared to $81.8 million of net cash used for investing activities in the same period of 2006.  The year-on-year fluctuation is attributable to the $84.0 million of proceeds received from the sale of the European Architectural business during the first quarter of 2007 and sale of the EBGI business during the third quarter of 2007.  Capital expenditures during the first nine months of 2007 were $71.5 million versus $81.8 million for the comparable prior year period.  The Company expects to complete the carbon fiber line in Spain by the end of the year, which will complete the initial carbon fiber expansion program previously announced.  That program also included the precursor line in Decatur, AL and a carbon fiber line in Salt Lake City, UT, both of which are fully operational and in the midst of the aerospace qualification process.

Financing Activities:  Net cash used for financing activities was $70.9 million in the nine-months ended September 30, 2007, as compared to $22.2 million of net cash provided by financing activities in the same period of 2006.  During the first nine months of 2007, we repaid $87.9 million to our Senior Secured Credit Facility compared to the repayment of $0.9 million during the first nine months of 2006.

Financial Obligations and Commitments: As of September 30, 2007, current maturities of notes payable and capital lease obligations were $1.8 million.  The next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities ranging from $2.2 million to $7.0 million prior to 2010 (refer to MD&A in our 2006 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  The European credit and overdraft facilities provided to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2007, we had issued letters of credit under the Senior Secured Credit Facility totaling $7.7 million.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.

During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes.  The senior subordinated notes mature on February 1, 2015.

Total letters of credit issued and outstanding were $7.7 million as of September 30, 2007, all of which were issued under the revolving credit portion of the Senior Secured Credit Facility.  While the letters of credit issued on our behalf will expire under their terms in 2007 and 2008, all of these will likely be re-issued.

During the first quarter of 2005, we entered into a reimbursement agreement with Boeing and AVIC in connection with the recapitalization of BHA Aero.  The reimbursement agreement provides that we would reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  We have accounted for the agreement as a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”), and therefore, we recorded a $0.5 million liability, and a corresponding increase in our investment in BHA Aero, during the first quarter of 2005 based upon the estimated fair value of the guarantee.

In December of 2006 the Company announced its plans to terminate the Hexcel U.S. qualified pension plan.  We expect to receive approval from the appropriate regulatory authorities and settle the plan by the end of the first quarter of 2008.  We estimate that the final cash settlement contribution will be in the range of $10 million to $11 million.  We also estimate that upon final termination the Company will record a loss of approximately $12 million related to the unrecognized actuarial loss.  With effect from the termination, the Company’s net periodic benefit cost is anticipated to reduce by approximately $2 million per year.

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

In September 2006, the FASB finalized Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”), which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively to fair value measurements and disclosures in our condensed consolidated financial statements beginning in the first quarter of 2008.  We are currently evaluating the impact of FAS 157 on our results of operations, cash flows, and financial position.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from the forward-looking statements.  Actual results could differ materially because of factors such as the timing of deliveries for the Airbus A380 program and timing of the regulatory approvals for the termination of the US qualified pension plan.  In addition, other factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 30% as of September 30, 2007.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an inter-company loan denominated in Euros.  The balance of the loan at September 30, 2007, after scheduled amortization, was 4.5 million Euros.  The fair value and carrying amount of this swap agreement was a liability of $1.6 million at September 30, 2007.  During the quarters and nine-months ended September 30, 2007 and 2006, hedge ineffectiveness was immaterial.  An immaterial net decrease for the quarter and nine-months ended September 30, 2007 was recognized as a component of “accumulated comprehensive loss.”  Over the next twelve months, unrealized losses of $0.1 million recorded in “accumulated other comprehensive loss” relating to this agreement are expected to be reclassified into earnings.

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter and nine-months ended September 30, 2007 was a reduction of $0.3 million and $0.7 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2007 and December 31, 2006 was a liability of 8.2 million and $2.7 million, respectively.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate seven manufacturing facilities in Europe, which generated approximately 49% of our 2006 consolidated net sales.  Our European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Australia, Japan, China and Malaysia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2009.  The aggregate notional amount of these contracts was $56.0 million at September 30, 2007. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the quarters and nine-months ended September 30, 2007 and 2006, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the quarters and nine-months ended September 30, 2007 and 2006 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Unrealized gains (losses) at beginning of period	$3.3	$2.2	$3.9	$(2.3)
(Gains) Losses reclassified to net sales	(0.8)	(0.3)	(2.5)	0.4
Increase in fair value	1.5	0.4	2.6	4.2
Unrealized gains at end of period	$4.0	$2.3	$4.0	$2.3

As of September 30, 2007, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.0 million, of which $2.8 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding market risks, refer to our 2006 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules  for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules has filed an appeal, which is pending.  The Company is not in a position to predict the outcome of the lawsuit with Hercules, but intends to defend it vigorously.  Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim remains in the case as it was not part of the motion for summary judgment.

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

Zylon Matter

As previously disclosed,  we have been cooperating with the U.S. Department of Justice (“DOJ”) in its investigation  into the use of allegedly defective Zylon® fiber in ballistic vests designed and produced by our customers and purchased under U.S. government funded programs.  In order to avoid the distraction, cost and uncertainties of litigation, on October 29, 2007 we entered into a settlement agreement with the DOJ to resolve the United States’ civil claims for defective Zylon vests it funded, equal to the reserved amount of $15 million, which we have subsequently paid.  We did not admit to any wrongdoing on the part of the Company or any employee.  We agreed to continue cooperating with the DOJ in its investigation, although our ballistic fabric for body armor business has been sold.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	0	N/A	0	0
August 1 – August 31, 2007	3,197	$24.89	0	0
September 1 – September 30, 2007	0	N/A	0	0
Total (1)	3,197	$24.89	0	0

(1) All Shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

November 7, 2007	/s/ MARK I. CLAIR
(Date)	Mark I. Clair
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.