Form 10-K
period 2007-12-31
HEXCEL CORP /DE/
filed 2008-02-22
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Yes         ☒           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes         ☐            No           ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,982,310,985 based on the reported last sale price of common stock on June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 18, 2008
COMMON STOCK	95,814,889

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in the commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales representation offices located in Asia, Australia and South America.  We are also an investor in two joint ventures, one located in China and one in Malaysia, which manufacture composite structures for commercial aerospace.

Narrative Description of Business and Segments

We are a manufacturer of products within a single industry: Advanced Composites.  In 2007, Hexcel successfully concluded the sale of a significant portion of our previously reported Reinforcements segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In 2007, we completed the combination of our Reinforcements’ activities related to advanced composites with our previously reported Composites and Structures segments as a single organization.  We successfully concluded the reorganization during 2007, with the divesture of our European Architectural business and the U.S. electronics, ballistics and general industrial (“EBGI”) product lines.  These businesses are therefore being reported as discontinued operations within this annual report on Form 10-K.  Unless otherwise indicated, all information within this annual report on Form 10-K reflects the continuing operations of Hexcel.

Hexcel now reports two segments, Composite Materials and Engineered Products, from the three segments reported in 2006, Composites, Structures and Reinforcements.  The Composite Materials segment is now comprised of the same product lines as previously included under prior Composites segment, with the exception of specially machined honeycomb, which are now included under the Engineered Products segment, and the addition of the product lines previously reported under the Reinforcements segment that were not included in the sale of EBGI.  The Engineered Products segment is comprised of the product lines previously included under the prior Structures segment, with the addition of the specially machined honeycomb product line.  All prior financial statement periods have been revised to reflect the new segment structure.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2007.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs, structural adhesives, honeycomb, composite panels, molding compounds, polyurethane systems, gel coats and laminates that are incorporated into many applications, including military and commercial aircraft, wind turbine blades and recreational products.

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for fabrics and prepregs • Filament winding for various space, defense and industrial applications

Industrial Fabrics and Specialty Reinforcements

•  Raw materials for prepregs and honeycomb

•  Composites and components used in aerospace, defense, wind energy, automotive, marine, recreation and other industrial applications

•  Civil engineering and construction applications

	Prepregs and Other Fiber-Reinforced Matrix Materials	• Composite structures • Commercial and military aircraft components • Satellites and launchers • Aeroengines

• Wind turbine rotor blades • Yachts, trains and performance cars • Skis, snowboards, hockey sticks, tennis rackets and bicycles

Structural Adhesives	• Bonding of metals, honeycomb and composite materials • Aerospace, ground transportation and industrial applications

Honeycomb	• Composite structures and interiors

Carbon Fibers:  HexTowTM carbon fibers are manufactured for sale to third-party customers as well as for our own use in manufacturing certain reinforcements and composite materials.  Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce finished composite components.  Key product applications include structural components for commercial and military aircraft, space launch vehicles, wind blade components, and certain other applications such as recreational and industrial equipment.

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

Prepregs:  HexPly® prepregs are manufactured for sale to third-party customers and for internal use by our Engineered Products segment in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors.  Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material with exceptional structural properties not present in either of the constituent materials.  Reinforcement fabrics used in the manufacture of prepregs include glass, carbon, aramid, quartz, ceramic and other specialty reinforcements.  Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a new form of quasi-isotropic carbon fiber prepreg that enables small to medium sized composite components to be mass produced.  HexTOOL is a specialized form of HexMC for use in the cost-effective construction of high temperature composite tooling.  HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

Resins:  Polymer matrix materials are sold in bulk and film form for use in direct process manufacturing of composite parts.  Resins can be combined with fiber reinforcements in manufacturing processes such resin transfer molding (RTM), resin film infusion (RFI) or vacuum assisted resin transfer molding (VARTM) to produce high quality composite components for both aerospace and industrial applications.

Structural Adhesives:  We manufacture and market a comprehensive range of Redux® film and paste adhesives.  These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

Honeycomb:  HexWeb® honeycomb is a lightweight, cellular structure generally composed of nested hexagonal cells.  The product is similar in appearance to a cross-sectional slice of a beehive.  It can also be manufactured in asymmetric cell configurations for more specialized applications.  Honeycomb is primarily used as a lightweight core material and acts as a highly efficient energy absorber.  When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

We produce honeycomb from a number of metallic and non-metallic materials.  Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions.  Non-metallic materials used in the manufacture of honeycomb include fiberglass, carbon fiber, thermoplastics, non-flammable aramid papers, aramid fiber and other specialty materials.

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Aerospace is the largest market for honeycomb products.  We also sell honeycomb for non-aerospace applications including automotive parts, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, portable shelters, and other industrial uses.  In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS		MAJOR MANUFACTURING FACILITIES
Alenia	FACC	Casa Grande, Arizona
Alliant Techsystems	Gamesa	Decatur, Alabama
BAE Systems	GKN	Dagneux, France
The Boeing Company	Goodrich	Duxford, England
Bombardier	Lockheed Martin	Linz, Austria
CFAN	Northrop Grumman	Les Avenieres, France
Composites One	Safran	Parla, Spain
CTRM Aero Composites	Spirit Aerosystems	Salt Lake City, Utah
Cytec Engineered Materials	Trek	Seguin, Texas
EADS (Airbus and Eurocopter)	United Technologies
Embraer-Empresa	Vestas

Net sales for the Composite Materials segment to third-party customers were $941.9 million in 2007, $858.2 million in 2006, and $791.5 million in 2005, which represented approximately 80%, 82%, and 83% of our net sales, respectively.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, about 3% of our total production of composite materials in 2007 was used internally by the Engineered Products segment.

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, compression molding and other composite manufacturing techniques. Composite structures and machined honeycomb include such items as aerodynamic fairings, wing panels, rotor blades, and other specific aircraft components.

The following table identifies the principal products and examples of the primary end-uses from the Engineered Products segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
ENGINEERED PRODUCTS	Composite Structures	•	Aircraft structures and finished aircraft components, including wing to body fairings, wing panels, flight deck panels, door liners, helicopter blades, spars and tip caps

	Machined Honeycomb	•	Aircraft structural sub-components and semi-finished components used in helicopter blades, engine nacelles, and aircraft surfaces (flaps, wings, elevators and fairings)

Net sales for the Engineered Products segment to third-party customers were $229.2 million in 2007, $191.3 million in 2006, and $166.1 million in 2005, which represented approximately 20%, 18%, and 17% of our net sales, respectively.

The Engineered Products business unit has equity investments in two Asian joint ventures. They consist of BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) and Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  Under the terms of the joint venture agreements, Hexcel and Boeing have transferred the manufacture of certain semi-finished composite components to these joint ventures.  Hexcel purchases the semi-finished composite components from the joint ventures, inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint ventures also manufacture composite components for other tier 1 aircraft component manufacturers.  These Asian joint ventures had combined revenues of $63.0 million and $53.0 million in 2007 and 2006, respectively.  For additional information on the Joint Venture investment see Note 6, Investments in Affiliated Companies.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Procucts segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Kent, Washington
Sikorsky	Pottsville, Pennsylvania
Spirit	Burlington, Washington
Bombardier	Welkenraedt, Belgium
Hawker / Beechcraft	Tianjin, China (JV)
Alor Setar, Malaysia (JV)

Divestitures and Related Matters

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures segments into a single organization, and explore the sale of our European Architectural business, our EBGI product lines and our interest in the TechFab joint venture, previously reported within the Reinforcements segment.

In December 2006, we completed the sale of our interest in TechFab LLC (“TechFab”) to our joint venture partner for $22.0 million in cash.  TechFab is headquartered in Anderson, SC and manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  As a result of the sale, we recognized a after-tax gain of $9.6 million in the fourth quarter of 2006.  The TechFab joint venture was part of our previously reported Reinforcements segment.

In February 2007, we completed the sale of our European Architectural business.  Cash proceeds from the sale were $25.0 million.  As a result of the sale, we recognized an after-tax gain of $6.5 million.

In August 2007, we completed the sale of the EBGI portion of our reinforcements business.  Cash proceeds from the sale, net of transaction costs, were $58.5 million, resulting in a net after-tax loss of $3.4 million.  The sale includes up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line.  Any additional payments will be recorded as income when earned.

With the completion of the EBGI sale, our previously announced portfolio review reached a successful conclusion, resulting in total cash proceeds, before any earnout payments, of $106.0 million and a net after-tax gain of $12.7 million.

In December of 2005, Hexcel and Dainippon Ink and Chemicals, Inc. (“DIC”) decided to dissolve the DIC-Hexcel Limited (“DHL”) joint venture. This joint venture was located in Komatsu, Japan, and produced and sold prepregs, honeycomb and decorative laminates using technology licensed from us and DIC.  The dissolution was completed in the fourth quarter of 2006 with Hexcel receiving a cash distribution of $0.1 million.  The DHL joint venture was part of our previously reported Composites segment.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Discontinued Operations” and Note 6 “Investments in Affiliated Companies” to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further information related to the status of our strategic review, results from discontinued operations and information related to our joint ventures.

Financial Information About Segments and Geographic Areas

Financial information and further discussion of our segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 25%, 24%, and 23% of our 2007, 2006, and 2005 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 25% of sales to Boeing and its subcontractors in 2007, 20.7% related to commercial aerospace market applications and 4.5% related to space and defense market applications.  Approximately 22%,  26%, and 27% of our 2007, 2006, and 2005 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 22% of sales to EADS and its subcontractors in 2007, 18.8% related to commercial aerospace market applications 3.3% related to space and defense market applications.

(In millions)	2007	2006	2005
Commercial Aerospace:
Boeing and subcontractors	$242.6	$189.5	$154.5
EADS and subcontractors	219.9	232.3	215.9
Total	$462.5	$421.8	$370.4
Space and Defense:
Boeing and subcontractors	$52.8	$60.7	$63.3
EADS and subcontractors	38.9	38.2	40.6
Total	$91.7	$98.9	$103.9

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2007	2006	2005
Net Sales by Market
Commercial aerospace	53%	52%	49%
Industrial	25	27	28
Space and defense	22	21	23
Total	100%	100%	100%
Net Sales by Geography (a)
United States	39%	36%	36%
U.S. exports	8	9	9
Europe	53	55	55
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the sale was manufactured.

Net Sales to External Customers (b)	2007	2006	2005
United States	40%	36%	37%
Europe	48	51	50
All Others	12	13	13
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the sale was delivered.

Commercial Aerospace

The commercial aerospace industry is our largest user of advanced composites.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and space craft have championed the development of these materials, commercial aerospace has had the greater consumption requirements and has commercialized the use of these products.  Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced composites in commercial aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  According to the International Civil Aviation Organization, passenger traffic has grown at an annual compound rate of 5.5% from 1985 to 2006 and has seen year on year growth of 5.5% (estimate), 5.9% and 8.0% during 2007, 2006 and 2005, respectively.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

The second factor, which is less sensitive to the general economy, is the replacement rates for existing aircraft.  The rates of retirement of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety and noise.  These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense.  In addition, there is expected to be increasing pressure on airlines to replace their aging fleet with more fuel efficient and quieter aircraft to be more environmentally responsible.  When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft or scrapped.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite.  By comparison, the next generation of aircraft in development will contain significantly higher composite content by weight.  The Airbus A380 which was certified in December 2006, is being built with an airframe containing approximately 23% composite by weight.  The first aircraft was delivered in 2007.  Boeing is starting to assemble the first 787 aircraft with a content of 50% or more composite materials by weight.  Its maiden flight is expected in mid-2008 and the aircraft is projected to enter into service early in 2009.  In December 2006, Airbus formally launched the A350 XWB also projected to have a composite content of 50% or more by weight.  The A350 XWB is forecast to enter into service in 2013.

The impact of Boeing and Airbus’ production rate changes on us is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Boeing and Airbus planes.  The dollar value of our materials varies by aircraft type – twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more our materials than older generations.  On average, for established programs we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the ramp-up stage, such as the A380 and the B787, we will have sales as much as a few years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration resulted in our commercial aerospace revenues increasing by approximately 14% and 16% in 2007 and 2006, respectively.

Set forth below are historical aircraft deliveries as announced by Boeing and Airbus:

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Boeing (including McDonnell Douglas)	312	256	271	375	563	620	491	527	381	281	285	290	398	441
Airbus	123	124	126	182	229	294	311	325	303	305	320	378	434	453
Total	435	380	397	557	792	914	802	852	684	586	605	668	832	894

Commercial aerospace represented 53% of our 2007 net sales. Approximately 74% of these revenues can be identified as sales to Boeing, Airbus and their subcontractors for the production of commercial aircraft. The balance of our commercial aerospace sales are related to regional and business aircraft manufacture, and other commercial aircraft applications. Regional aircraft production has also increased over time, but does not directly follow the cycle of large commercial aircraft deliveries. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Industrial Markets

We group under this market segment revenue from applications for our products outside the aerospace and electronics markets. A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offer significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2007 sales, wind energy, general industrial applications, recreational equipment (e.g., bicycles, snowboards, tennis rackets and hockey sticks), and  transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  Our participation in these market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where industrial customers can generate significant value.

Space & Defense

The space & defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by space and defense customers is primarily a function of procurement of military aircraft that utilize advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 80 military aircraft and helicopter programs.  The top ten programs by revenues represent less than 50% of our Space & Defense revenues.  These programs include the F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter (Typhoon), as well as the C-17, the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters.  In addition, there are new programs in development such as the F-35 (Joint Strike Fighter or “JSF”), CH53K heavy lift helicopter and the EADS A400M military transport planned to enter production later in the decade.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

Contracts for military and some commercial programs may contain provisions applicable to both U.S. Government contracts and subcontracts.  For example, under a termination for   convenience clause, the prime contractors may flow down this clause to materials suppliers such as Hexcel.  According to the terms of a contract, we may be subject to U.S. government Federal Acquisition Regulations, Department of Defense Federal Acquisition Regulations Supplement, Cost Accounting Standards, and associated procurement laws.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

In recent years, our customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance.  While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured.  Our industrial customers have always desired to order their requirements on as short a lead-time as possible.  As a result, twelve-month order backlog is not a meaningful trend indicator for us, and therefore, we do not monitor it in the management of our business.

Raw Materials and Production Activities

Our manufacturing operations are vertically integrated.  We produce carbon fibers, industrial fabrics, composite materials and composites structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile (“PAN”) precursor produced at our Decatur, Alabama facility.  The primary raw material for PAN is acrylonitrile.  All the PAN we produce is for internal carbon fiber production.  We consume approximately 55% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of carbon fiber, we purchase significantly greater quantities of carbon fiber than we produce for our own use.  The sources of carbon fiber we can use in any product or application are sometimes dictated by its customer qualifications or certifications, otherwise we select a fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, the supply of carbon fiber started to tighten in 2005.  In response to increasing demand, the majority of carbon fiber manufacturers have announced plans to increase their manufacturing capacity over the next two to three years.  In 2005, we announced our plans to expand our PAN and carbon fiber capacity by about 50% to serve the growing needs of our customers and our own downstream products.   The first of the fiber lines was completed at the end of 2006 and production began in the first quarter of 2007.  The second line, a greenfield site near Madrid, Spain, was essentially completed in December 2007 and will begin production by end of the  first quarter of 2008.  In October 2007, we announced another 70% increase in PAN and carbon fiber capacity, which will increase our nameplate capacity to a total of about 16 million pounds of carbon fiber by 2010.  After a new line starts production, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying fiber for many industrial and recreational applications in a very short time period.

We purchase glass yarn from a number of suppliers in the United States, Europe and Asia. Aramid and high strength fibers are produced by only a few companies, and during periods of high demand, can be in short supply.  In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. When entering into multi-year contracts with aerospace customers, the business attempts to get back-to-back commitments from key raw material suppliers.

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

Research and Technology; Patents and Know-How

Research and Technology (“R&T”) departments support our businesses worldwide. Through R&T activities, we maintain expertise in precursor and carbon fiber, chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to our worldwide business base.

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

We spent $34.2 million, $29.7 million, and $24.8 million for R&T in 2007, 2006, and 2005, respectively.  We increased our R&T spending in 2007 to support new product development and qualification activities particularly in relation to commercial aircraft applications.  These expenditures were expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2007 and 2006 were $3.2 million and $5.3 million, respectively.  As of December 31, 2007 and December 31, 2006, $2.1 million and $2.4 million, respectively, were included in other current accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $4.6 million and $2.7 million higher at December 31, 2007 and 2006, respectively.  Environmental remediation spending charged directly to our reserve balance for 2007, 2006, and 2005, was $2.7 million, $2.8 million, and $1.4 million, respectively.  In addition, our operating costs relating to environmental compliance were $8.2 million, $8.0 million, and $6.5 million, for 2007, 2006, and 2005, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $2.3 million, $0.8 million and $1.1 million for 2007, 2006 and 2005, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of Hexcel being named in a new matter.  A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and sales personnel sell and market our products directly to customers worldwide.  We also use independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, we operate various sales representation offices in the United States, Europe and Asia Pacific.

Competition

In the production and sale of advanced composites, we compete with a number of U.S. and international companies on a worldwide basis.  The broad markets for composites are highly competitive, and we have focused on both specific submarkets and specialty products within markets.  In addition to competing directly with companies offering similar products, we compete with producers of substitute composites such as structural foam, infusion technology, wood and metal.  Depending upon the material and markets, relevant competitive factors include approvals, database of usage, technology, product performance, delivery, service, price and customer preference for sole sourcing.

Employees

As of December 31, 2007, we employed 4,081 full-time employees, 2,212 in the United States and 1,869 in other countries.  The number of full-time employees as of December 31, 2006 and 2005 was 4,459 and 4,460, respectively.

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

While Boeing and Airbus increased their production and deliveries of commercial aircraft in 2007, have had three years in a row of record orders and have announced further increases for 2008, any significant reduction in demand could result in reduced net sales for our commercial aerospace products and could reduce our operating margins. Approximately 53% of our net sales for 2007 were derived from sales to the commercial aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including a terrorist event similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth.  Both Boeing and Airbus have experienced various delays in their newest aircraft programs, including the Boeing 787 and the Airbus A380 and A350.  These delays have or could have delayed our expected growth.  Future delays in these or other major Boeing or Airbus programs could similary impact our results.

In addition, our customers continue to emphasize the need for improved yield in the use of our products and cost reduction throughout the supply chain.  In response to these pressures, we may be required to reduce the price of some products in the future. Where possible, we seek to offset or mitigate the impact of such price reductions by productivity improvements and reductions in the costs of the materials and services we procure.

A significant decline in business with Boeing, EADS, Vestas, or other significant customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the commercial aerospace, space and defense, and wind energy markets.  In the commercial aerospace market, approximately 74%, and in the space and defense market, approximately 36%, of our 2007 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  In addition, for the years ended December 31, 2007 and December 31, 2006, approximately 25% of our total consolidated net sales was made to Boeing and its related subcontractors for both years, and approximately 22% and 23% of our total consolidated net sales, respectively, was made to EADS, including Airbus and its related subcontractors.  A significant portion of our total sales (but less than 10%) in 2007 and 2006 was made to Vestas in our wind energy market.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow nor may the increased demand for replacement helicopter blades continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 22% of our net sales in 2007 were derived from space and defense industries.

Changes to the capital expansion plans could materially impact our operating results and financial condition.

The company has significantly increased its capital expenditures in recent years, including capital expenditure spending of $120.6 million in 2007, $117.9 million in 2006 and $64.3 million in 2005.  During that period, major projects completed include carbon fiber lines in Salt Lake City, Utah and Spain, the precursor line in Decatur, Alabama, satellite prepreg plants in Germany and France and additional wind energy capacity in Austria.  In October 2007 we announced an additional $180 million carbon fiber capacity to be completed by the end of 2009.  Based on expected growth estimates, the company anticipates that it will continue a high level of capital expenditures for additional capacity for carbon fiber and other products through investing in existing and new facilities. Our 2008 capital expenditures are estimated to be $150 million, including the announced carbon fiber expansion.  As noted above, we operate in markets which historically have been cyclical and our business is concentrated in a few large customers and our growth is highly dependent on the sucess of their programs.  Our capacity expansion plans could cost more than we anticipated, take longer to complete than scheduled, or fail to produce the quantity or quality of product to meet the requirements of customers.  This could result in our not achieving the growth in business that our capital expenditure plans were designed to deliver, resulting in much higher manufacturing and capital expenditure costs, pressure on our capital structure and a material adverse impact on our financial statements. In addition, these capital expansions are dependent on our ability to generate cash and have access to financing on a timely and cost effective basis.

A decrease in supply or increase in cost of raw materials could result in a material decline in our profitability.

Because we purchase large volumes of raw materials, such as epoxy and phenolic resins, aluminum foil, carbon fiber, fiberglass yarn and aramid paper, any restrictions on the supply or the increase in the cost of our raw materials could significantly reduce our profit margins.  Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of these raw materials, which are supplied through a sole source or a limited number of sources.

With increased demand for carbon fiber and constrained supply, in 2006 and 2007 we have made capital expenditures to increase our manufacturing capacity, and will make further expenditures in 2008, as noted above.  These amounts are all significantly higher than historical levels, and represent our efforts to expand capacity to meet the increasing forecasted demand.

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

•

cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology;

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

•

the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets.

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

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation.  Liability may also include damages to natural resources.  In connection with our Lodi, New Jersey facility, Hexcel, along with the approximately 73 other companies, has been directed by state and federal regulatory authorities to contribute to the assessment and restoration of a stretch of the Passaic River, a project currently estimated to cost $900 million to $2.3 billion.  We have also incurred and likely will continue to incur expenses to investigate and clean up our existing and former facilities. We have incurred substantial expenses for work at these sites over a number of years, and these costs, for which we believes we have adequate reserves, will continue for the foreseeable future.  The ongoing operation of our manufacturing plants also entails environmental risks, and we may result in our incurring material costs or liabilities in the future which could adversely affect us.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.  Although most of the our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.  See “Legal Proceedings” below and Note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Such forward-looking statements include, but are not limited to: (a) expectations of increases in production and delivery rates of commercial aircraft by Airbus and Boeing and their impact on our commercial aerospace sales; (b)  the impact of the push-out in deliveries of the Airbus A380 and the Boeing 787; (c) expectations of composite content on new commercial aircraft programs and our share of those requirements; (d) expectations of growth in revenues from space & defense applications; (e) expectations as to the availability of carbon fiber for non-aerospace applications; (f) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of its carbon fiber capacity expansion; and (i) the impact of various market risks, including fluctuations in the interest rates underlying our variable-rate debt, fluctuations in currency exchange rates, fluctuations in commodity prices, and fluctuations in the market price of our common stock.

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

ITEM      1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Dublin, California; Duxford, United Kingdom; and Les Avenieres, France.

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include manufacturing facilities owned by entities in which we have a joint venture interest.

Manufacturing Facilities
Facility Location	Segment	Principal Products
United States:
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Specially machined Honeycomb Parts
Burlington, Washington	Engineered Products	Specially machined Honeycomb Parts
International:
Dagneux, France	Composite Materials	Prepregs
Nantes, France	Composite Materials	Prepregs
Les Avenieres, France	Composite Materials	Electronic Fabrics; Industrial Fabrics; Specialty Reinforcements
Illescas, Spain	Composite Materials	Carbon Fibers
Parla, Spain	Composite Materials	Prepregs
Linz, Austria	Composite Materials	Prepregs
Duxford, United Kingdom	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Nantes, France	Composite Materials	Prepregs
Stade, Germany	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Specially machined Honeycomb Parts

We lease the land and buildings in Nantes, France and Stade, Germany; and the land on which the Burlington, Washington facility is located.  We also lease portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France.  We own all other remaining facilities.  In connection with our debt refinancing, on March 1, 2005, we granted mortgages in connection with our new senior secured credit facility on the facilities located in Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Livermore, California; Salt Lake City, Utah; and Seguin, Texas.  For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

In October 2007, we announced our plans to build a Wind Energy Prepreg Facility in Tianjin, China.  The land and facility will be leased with all equipment owned by Hexcel.

In November 2005, we announced our plans to build a carbon fiber plant near Madrid, Spain in connection with our carbon fiber expansion program.  In January 2006, we entered into an agreement to purchase land in Illescas, Spain on which to construct the plant.  Construction and commissioning of the new line was completed in February 2008 and we expect the new line to be qualified for the production of aerospace products by early 2009.

In October 2005, we announced our plans to build Aerospace Prepreg Facilities in Nantes, France and Stade, Germany.  The land and buildings are leased with all equipment owned by Hexcel.  Construction of the Stade plant was completed in April 2007 and the qualification of key Airbus aerospace products was completed in December 2007.  Construction of the Nantes plant was completed in November 2007 and we expect the facility to be qualified for production of key Airbus aerospace products by mid 2008.

In January 2004, we announced our intention to consolidate the activities of our Livermore, California facility into other manufacturing facilities, principally into the Salt Lake City, Utah plant.  Manufacturing ceased and the transfer of activities from this facility was completed during the first quarter of 2007.  We are currently in the final stages of preparing the Livermore site for sale and we anticipate the sale will be completed during 2008.

In connection with our portfolio review and the consolidation activities mentioned above, the sale of certain properties located in Anderson, South Carolina; Statesville, North Carolina; Washington, Georgia; and Decines, France were completed during 2007.

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

Environmental Matters

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $1.7 million as of December 31, 2007.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Although we believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA, we have established a reserve as of December 31, 2007 for our estimated cost in relation to the EPA study.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Finally, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, without withdrawing our defenses.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000. Hexcel contributed approximately 0.01% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well. EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although it is likely that Hexcel will incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Environmental remediation reserve activity for the years ended December 31, 2007, 2006, 2005 was as follows:

		For the year ended
(In millions)	December 31, 2007	December 31, 2006	December 31, 2005
Beginning remediation accrual balance	$5.3	$4.2	$4.8
Current period expenses	0.6	3.9	0.8
Cash expenditures	(2.7)	(2.8)	(1.4)
Ending remediation accrual balance	$3.2	$5.3	$4.2

Capital expenditures for environmental matters	$2.3	$0.8	$1.1

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2007 and 2006, our aggregate environmental related accruals were $3.2 million and $5.3 million, respectively. As of December 31, 2007 and 2006, $2.1 million and $2.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.6 million and $2.7 million higher at December 31, 2007 and 2006, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Litigation

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

Hercules Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber products.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits (Hercules Incorporated v. Hexcel, filed in the Supreme Court of State of New York, County of New York, December, 6, 2004).  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules appealed the dismissal.  On February 7, 2008 the Appellate Division court unanimously affirmed the dismissal.  Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim was not part of the motion for summary judgment and has yet to go to trial, but we intend to defend it vigorously.  We have not recorded a reserve related to this matter as we do not consider the likelihood of an unfavorable judgment probable.

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

Hexcel did not declare or pay any dividends in 2007, 2006 or 2005.  The payment of dividends is limited under the terms of certain of our debt agreements.

On February 15, 2008 there were 1,209 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	0	N/A	0	0
November 1 – November 30, 2007	0	N/A	0	0
December 1 – December 31, 2007	3,426	$25.22	0	0
Total	3,426(1)	$25.22	0	0

 (1) All Shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 24 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 25 to 42 of this Annual Report on Form 10-K under

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 40 to 42 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 43 to 82 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 45 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Management’s report on our internal control over financial reporting is contained on page 44 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

        (1)  Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years ended December 31, 2007

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for each of the three years ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007

Notes to the Consolidated Financial Statements

        (2)  Financial Statement Schedule for the three years ended December 31, 2007:

Schedule II – Valuation and Qualifying Accounts

Consent of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (3)  Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description

2.1

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated December 17, 2007).

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

10.5(a)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.5(b)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.5(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5(d)*

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

10.8*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Form of Employee Option Agreement (2008).

10.10*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.11*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.12*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.13*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.14*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.15*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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

10.18*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.19*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.20*	Form of Employee Option Agreement (1998) (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.21*

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

10.25*	Form of Supplemental Compensation Option Agreement (Directors) (incorporated herein by reference to Exhibit 10.23 to Hexcel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.26*	Form of Restricted Stock Unit Agreement (2008).

10.27*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.28*	Form of Restricted Stock Unit Agreement (2006) (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.29*	Form of Restricted Stock Unit Agreement (2005) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 12, 2005).

10.30*	Form of Restricted Stock Unit Agreement (2004) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.31*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2007) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007).

10.32*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2006) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007).

10.33*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2004, 2005) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.34*	Form of Exchange Performance Accelerated Stock Option Agreement (incorporated Herein by reference to Exhibit 10.3 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998).

10.35*	Form of Performance Based Award Agreement (2008).

10.36*	Form of Performance Based Award Agreement (2007) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.37*	Form of Performance Based Award Agreement (2006) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 13, 2006).

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

10.40(f)*

First Amendment to Supplemental Executive Retirement Agreement between Hexcel Corporation and David E. Berges, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.40(g)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.40(h)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.41*

Executive Severance Agreement, made as of the 27th day of April, 2007, between Wayne C. Pensky and Hexcel Corporation (incorporated herein by reference to Exhibit 10.1 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007).

10.41(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.42*	Letter agreement between Hexcel Corporation and Stephen C. Forsyth, dated April 27, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 1, 2007).

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

10.43(c)*

Second Amendment to Supplemental Executive Retirement Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

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

10.46(a)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.45(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.46(b)*	Service Agreement, dated January 1, 1992, between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt.

10.46(c)*

Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.46(d)*

Letter Agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.47*

Form of Amendment, dated as of November 16, 2004, to Executive Severance Agreement dated as of February 3, 1999 between Hexcel Corporation and each of Messrs. Stephen C. Forsyth, Ira J. Krakower and Joseph H. Shaulson (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated November 22, 2004).

10.48*

Executive Severance Agreement between Hexcel and Robert G. Hennemuth, dated as of March 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006).

10.48(a)*

Executive Deferred Compensation and Consulting Agreement, dated as of March 20, 2006, between Hexcel Corporation and Robert G. Hennemuth (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006).

10.48(b)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.49*	Director Compensation Program (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 16, 2004).

10.49(a)*	Director Compensation Program, as of December 15, 2005 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 20, 2005).

10.49(b)*	Director Compensation Program, as of December 15, 2005 (incorporated herein by reference to Exhibit 10.5 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 22, 2008	/s/ DAVID E. BERGES
(Date)	David E. Berges
Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David E. Berges, Wayne Pensky and Ira J. Krakower, individually, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 22, 2008
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 22, 2008
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ MARK I. CLAIR	Vice President, Corporate Controller and	February 22, 2008
(Mark I. Clair)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 22, 2008
(Joel S. Beckman)

/s/ H. ARTHUR BELLOWS, JR.	Director	February 22, 2008
(H. Arthur Bellows, Jr.)

/s/ LYNN BRUBAKER	Director	February 22, 2008
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 22, 2008
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 22, 2008
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 22, 2008
(W. Kim Foster)

/s/ JEFFREY A. GRAVES	Director	February 22, 2008
(Jeffrey A. Graves)

/s/ DAVID C. HURLEY	Director	February 22, 2008
(David C. Hurley)

/s/ DAVID L. PUGH	Director	February 22, 2008
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2007	2006	2005	2004	2003

Results of Operations (a):
Net sales	$1,171.1	$1,049.5	$957.6	$837.0	$730.0
Cost of sales	888.1	801.0	733.4	647.9	577.4
Gross margin	283.0	248.5	224.2	189.1	152.6

Selling, general and administrative expenses	114.0	105.5	97.1	98.3	84.7
Research and technology expenses	34.2	29.7	24.8	23.0	19.4
Business consolidation and restructuring expenses	7.3	9.9	2.9	2.7	3.9
Other expense (income), net	12.6	—	15.1	3.0	(2.2)
Operating income	114.9	103.4	84.3	62.1	46.8

Interest expense	21.4	23.6	29.6	43.4	49.3
Non-operating expense, net	1.1	0.1	40.9	2.2	2.6
Income (loss) from continuing operations before income taxes, equity in earnings and discontinued operations	92.4	79.7	13.8	16.5	(5.1)
Provision (benefit) for income taxes	33.4	34.7	(113.8)	2.6	10.1
Income (loss) from continuing operations before equity in earnings and discontinued operations	59.0	45.0	127.6	13.9	(15.2)
Equity in earnings from and gain on sale of investments in affiliated companies	4.3	19.9	3.6	1.1	(1.4)
Net income (loss) from continuing operations	63.3	64.9	131.2	15.0	(16.6)
Income (loss) from discontinued operations, net of tax	(2.0)	1.0	10.1	13.8	5.5
Net income (loss)	61.3	65.9	141.3	28.8	(11.1)
Deemed preferred dividends and accretion	—	—	(30.8)	(25.4)	(9.6)
Net income (loss) available to common shareholders	$61.3	$65.9	$110.5	$3.4	$(20.7)
Basic net income (loss) per common share:
Continuing operations	$0.67	$0.70	$1.67	$(0.27)	$(0.68)
Discontinued operations	(0.02)	0.01	0.17	0.35	0.14
Net income (loss) per common share	$0.65	$0.71	$1.84	$0.09	$(0.54)

Diluted net income (loss) per common share:
Continuing operations	$0.66	$0.68	$1.40	$(0.25)	$(0.68)
Discontinued operations	(0.02)	0.01	0.11	0.33	0.14
Net income (loss) per common share	$0.64	$0.69	1.51	$0.08	$(0.54)

Weighted-average shares outstanding:
Basic	94.7	93.4	60.0	39.3	38.6
Diluted	96.5	95.5	93.7	42.1	38.6

Financial Position (a):
Total assets	$1,060.5	$1,014.5	$880.6	$776.8	$722.7
Working capital	$177.7	$206.5	$174.5	$157.3	$140.7
Long-term notes payable and capital lease obligations	$315.5	$409.8	$416.8	$430.4	$481.3
Stockholders’ equity (deficit) (b)	$427.6	$301.6	$210.7	$(24.4)	$(93.4)

Other Data (a):
Depreciation and amortization	$39.8	$37.4	$38.8	$41.5	$42.1
Capital expenditures and deposits for capital purchases	$120.6	$117.9	$64.3	$35.0	$19.4
Shares outstanding at year-end, less treasury stock	95.8	93.8	92.6	53.6	38.7

(a)   All financial data presented has been restated to report our U.S. EBGI business and our Architectural business in France as discontinued operations.

(b)   No cash dividends were declared per share of common stock during any of the five years ended December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005
Net sales	$1,171.1	$1,049.5	$957.6
Gross margin %	24.2%	23.7%	23.4%
Business consolidation and restructuring expenses	$7.3	$9.9	$2.9
Other expense, net	$12.6	$—	$15.1
Operating income (a)	$114.9	$103.4	$84.3
Operating income %	9.8%	9.9%	8.8%
Non-operating expense, net	$1.1	$0.1	$40.9
Provision (benefit) for income taxes (b)	$33.4	$34.7	$(113.8)
Equity in earnings from and gain on sale of investments in affiliated companies	$4.3	$19.9	$3.6
Income from continuing operations	$63.3	$64.9	$131.2
Income (loss) from discontinued operations, net of tax	$(2.0)	$1.0	$10.1
Net income	$61.3	$65.9	$141.3
Deemed preferred dividends and accretion	$—	$—	$(30.8)
Net income available to common shareholders	$61.3	$65.9	$110.5
Diluted net income per common share	$0.64	$0.69	$1.51

(a)   One of the Company’s performance measures is operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, which is a non-GAAP measure.  Adjusted operating income for the years ended December 31, 2007, 2006 and 2005 was $134.8 million, $114.5 million and $101.8 million or 11.5%, 10.9% and 10.6% as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided below:

	Year Ended December 31,
(In millions)	2007	2006	2005
GAAP operating income	$114.9	$103.4	$84.3
Business consolidation and restructuring expenses	7.3	9.9	2.9
Secondary offering transaction costs	—	1.2	1.0
FAS 123(R) expense (1)	—	—	(3.4)
Legal fees and expenses related to litigation settlements	—	—	1.9
Other expense, net	12.6	—	15.1
Adjusted operating income	$134.8	$114.5	$101.8

(1)      The Company adopted FAS 123(R) as of January 1, 2006. The year ended December 31, 2005 has been adjusted to reflect stock compensation expense as if it was adopted on January 1, 2005.

(b)         The provision (benefit) for income taxes includes non-cash benefits of $119.2 million for the year ended December 31, 2005 arising from the reversal of the previously recorded valuation allowance against our U.S. deferred tax assets.  See Note 10 in the accompanying consolidated financial statements for further detail.

Business Trends

The primary markets we serve continued to grow in 2007, as our customers continue to expand their use of advanced composites.  2007 was our fourth consecutive year of sales growth, as our average annual sales growth rate from 2003 to 2007 was 13%.

•              The commercial aerospace market continued to grow in 2007.  The International Civil Aviation Organization estimates that global passenger traffic measured as revenue passenger kilometers increased by 5.5% in 2007.  Boeing and Airbus have reported commercial aircraft net orders of 2,754, easily surpassing the figure of 1,834 in 2006.   They made 894 new commercial aircraft deliveries, 7.5% higher that the 832 delivered in 2006 and 53% higher than the 2003 deliveries of 586.  Both Boeing and Airbus expect to further increase deliveries in 2008.

•              Reflecting the strength of our customers’ demand, our commercial aerospace sales increased by 14% in 2007 compared to 2006 (11% in constant currency). Boeing and its subcontractors, manufacturers of engines and nacelles, and regional aircraft producers as a group increased over 25% as compared to 2006. Airbus and its subcontractor sales ended down about 5% from the prior year, as the comparisons for the first half of 2007 were significantly impacted by the June 2006 announcement of the A380 delay.   Our sales to the regional and business aircraft markets were also strong in 2007 with increases over 25% for the year.

•              2007 provided further confirmation of the longstanding trend of the commercial aerospace industry utilizing a greater proportion of advanced composite materials with each new generation of aircraft.  Among the new aircraft orders received by Boeing and Airbus were orders for their new composite-rich aircraft, currently in development.  Boeing has now recorded 857 orders and commitments for its 787 Dreamliner aircraft.  Boeing has indicated that this aircraft will have at least 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its 777 aircraft and 6% for the 767 the aircraft it is primarily replacing.  The 787 is expected to enter into service early in 2009.  Hexcel estimates that it has $1.0 million to $1.3 million of content per plane.  In December 2006, Airbus announced the launch of the A350 XWB which they indicated will also have at least 50% composite content by weight. Airbus has received 320 orders to date for the A350, which is expected to enter into service by 2013.  Meanwhile, the Airbus A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured, approximately $3 million per plane.  The first A380 was delivered to a customer in October 2007.

•              With continued increases in aircraft production and the contribution of the A380 and B787 ramp-up, total 2008 commercial aerospace revenues are projected to grow in the 12% - 15% range as compared to 2007.   The ramp-up of these new programs accelerate the secular penetration story for composites in commercial aerospace.

•              Our Space and Defense sales of $255.7 million were 15.2% higher as compared to 2006 (12.5% in constant currency).  Our sales in 2006 were essentially flat compared to 2005 as inventory adjustments at certain rotorcraft customers slowed revenue growth in 2006.  Over the two year period our sales average annual growth was 8% per year, which is in line with historical levels and our expectations.  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs around the world.

•              Our Industrial sales of $293.6 million were 4.8% higher as compared to 2006 (1.7% lower in constant currency).  Industrial sales include wind energy, general industrial applications, recreation and transportation.  Wind energy growth was in the mid-teens for the year as compared to 2006 in constant currency, while capacity constraints, a weak winter sports market and selective portfolio pruning resulted in the other submarkets to decrease from the prior year.

•              Led by the expected strong growth in wind energy revenues, Industrial sales growth should return to the mid-teens in 2008.  After a  weak year for recreational and “other industrial” sales, we expect modest growth for non-wind related sales.

•              In total we anticipate 2008 consolidated revenues to grow in a range of 10% - 15% year on year, assuming the Euro and British Pound currency exchange rates for the year of 2008 are comparable to 2007.

Further information regarding our outlook for 2008 is contained in our Form 8-K dated December 6, 2007.  This 8-K should be read in conjunction with the risk factor section included in this Form 10-K.

Portfolio Review

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures segments into a single organization, and explore the sale of our European Architectural business, our EBGI product lines and our interest in the TechFab joint venture, previously reported within the Reinforcements segment.

In December of 2006, we completed the sale of our interest in TechFab LLC (“TechFab”) to our joint venture partner for $22.0 million in cash.  TechFab is headquartered in Anderson, SC and manufactures non-woven reinforcement materials used in the manufacture of construction and roofing materials, sail cloth and other specialty applications.  As a result of the sale, we recognized an after-tax gain of $9.6 million in the fourth quarter of 2006.

In February of 2007, we completed the sale of our European Architectural business.  Cash proceeds from the sale were $25.0 million.  As a result of the sale, we recognized an after-tax gain of $6.5 million.

On August 6, 2007, we completed the sale of the EBGI portion of our reinforcements business.  Cash proceeds from the sale, net of transaction costs, were $58.5 million, resulting in a net after-tax loss of $3.4 million.  The sale includes up to $12.5 million of additional earnout payments contingent upon annual sales for three years of the Ballistics product line.  Any additional payments will be recorded as income when earned.

With the completion of the EBGI sale, our previously announced portfolio review has reached a successful conclusion, resulting in total cash proceeds, before any earnout payments, of $105.5 million and a net after-tax gain of $12.7 million.

Results of Operations

We have two reportable segments: Composite Materials and Engineered Products.  Although these segments provide customers with different products and services, they often overlap within three end business markets: Commercial Aerospace, Industrial and Space & Defense.   Therefore, we also find it meaningful to evaluate the performance of our segments through the three end business markets.  Further discussion and additional financial information about our segments may be found in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2007 Compared to 2006

Net Sales:  Consolidated net sales of $1,171.1 million for 2007 were $121.6 million, or 11.6% higher than the $1,049.5 million of net sales for 2006. The increase was primarily attributable to sales growth within Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2006 as in 2007 (“in constant currency”), consolidated net sales for 2007 would have been $87.0 million, or 8.0% higher than 2006 net sales of $1,084.1 million (restated “in constant currency” using 2007 rates).

The following table summarizes net sales to third-party customers by segment and end market segment in 2007 and 2006:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
2007 Net Sales
Composite Materials	$455.2	$292.4	$194.3	$941.9
Engineered Products	166.6	1.2	61.4	229.2
Total	$621.8	$293.6	$255.7	$1,171.1
	53%	25%	22%	100%
2006 Net Sales
Composite Materials	$409.5	$275.8	$172.9	$858.2
Engineered Products	137.8	4.4	49.1	191.3
Total	$547.3	$280.2	$222.0	$1,049.5
	52%	27%	21%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $74.5 million or 13.6% to $621.8 million for 2007 as compared to net sales of $547.3 million for 2006.  Net sales of the Composite Materials segment were $45.7 million higher, up 11.2% from 2006.  Net sales of the  Engineered Products segment increased by $28.8 million or 20.9% to $166.6 million in 2007.  In constant currency, net sales to the commercial aerospace market segment increased $63.8 million, or 11.4%.

Our overall year-over-year improvement was driven by increases in aircraft production in 2007 by Boeing, Airbus, their subcontractors and other aircraft manufacturers, as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.  For the year, Boeing and its subcontractors, manufacturers of engines and nacelles, and regional aircraft producers as a group were up over 25% as compared to 2006.  Airbus and its subcontractor sales ended down about 5% from the prior year, as the comparisons for the first half of 2007 were significantly impacted by the June 2006 announcement of the A380 delay.

We continue to pursue the increased use of advanced composite materials in each new generation of aircraft.  Boeing and Airbus are currently developing the 787 and A350XWB aircraft, respectively, each of which employ higher percentage of advanced composite materials than any previous large commercial aircraft.

Industrial:  Net sales of $293.6 million for 2007 increased by $13.4 million, or 4.8%, compared to net sales of $280.2 million in 2006.  In constant currency, net sales to the industrial market segment decreased $5.2 million or 1.7%. This decrease was primarily due to lower revenues from recreation and automotive applications offset in part by strong growth in sales of composite materials used in wind energy applications.

Sales of composite materials used to manufacture wind turbine blades produced mid-teens percentage growth compared to 2006, and represents the largest contributor within our Industrial market segment.  Sales to recreation and other industrial markets for the year were down 9.2% due to capacity constraints, selective portfolio pruning and a weak winter sports market.

Space & Defense:  Net sales of $255.7 million increased $33.7 million, or 15.2%, for 2007 as compared to net sales of $222.0 million for 2006. In constant currency, net sales increased $28.4 million, or 12.5%.  Rotocraft sales across all geographic areas was the primary contributor to the sales growth and included a benefit from a change in recognition of tooling revenue 2007 in the amount of approximately $5 million.  The revenues that we derive from military and space programs tend to vary period to period based on customer ordering patterns and manufacturing campaigns.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs, including the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, and the Blackhawk, the Tiger and the NH90 helicopters.  In addition, the EADS A400M military transport aircraft and the F-35 (joint strike fighter or JSF) are currently under development and should enter low rate initial production later in the decade.

Gross Margin: Gross margin for 2007 was $283.0 million, or 24.2% of net sales, compared to gross margin of $248.5 million, or 23.7% of net sales, in 2006.  The improvement reflects primarily the contribution of higher net sales from Commercial Aerospace, Space & Defense and Wind Energy end markets, the product mix of those markets and improved operating effeciencies somewhat offset by higher maintenance, labor, freight and depreciation expenses.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $114.0 million, or 9.7% of net sales, for 2007 compared with $105.5 million, or 10.1% of net sales, for 2006.  The $8.5 million increase in SG&A expenses reflects, among other factors, $3.9 million attributed to changes in foreign exchange rates, an increase of $2.1 million for share-based compensation primarily from grants issued at the beginning of the year.  The remaining is primarily due to general increases in incentive compensation, salaries and benefits and costs related to personnel changes.

Research and Technology Expenses: R&T expenses for 2007 were $34.2 million, or 2.9% of net sales, compared with $29.7 million, or 2.8% of net sales, for 2006.  The $4.5 million increase was due to qualification costs (i.e. costs associated with certifying our products and processes to customer specifications) associated with the acceleration of opportunities for composites on new commercial aircraft programs including the Boeing 787 and investment in the development of new products and applications.

Business Consolidation and Restructuring Expenses: Business consolidation and restructuring expenses for 2007 were $7.3 million, compared with $9.9 million for 2006.  The decrease is primarily attributable to the establishment of a $7.4 million accrual in the fourth quarter of 2006 related to our organizational realignment.  The 2007 expense related to this program was $2.8 million.  This decrease was offset by an increase of $2.9 million during 2007, related to our Livermore program.

Other Expense, Net:  Other operating expense of $12.6 million during 2007 consists a $9.4 million pension settlement charge related to previously disclosed termination of our U.S. defined benefit plan, and a $3.2 million impairment charge related to certain purchased technology and fixed assets related to our portfolio realignment.  We did not incur any costs classified as other operating expense in 2006.

Operating Income: Operating income for 2007 was $114.9 million compared with operating income of $103.4 million for 2006.  Operating income as a percent of sales was 9.8% and 9.9% for 2007 and 2006 respectively.  The $11.5 million increase in operating income is due in part to greater sales for 2007 and product mix of those sales resulting in an increase in gross margin, partially offset by other expense of $12.6 million in 2007 where there was no such expense in 2006, and increased SG&A and R&T expenses.  One of the Company’s performance measures is operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, which is a non-GAAP measure.  Adjusted operating income for the years ended December 31, 2007 and 2006 was $134.8 million and $114.5 million or 11.5% and 10.9% as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided on page 25.

Operating income for the Composite Materials segment increased $23.7 million or 19.9% to $142.8 million, as compared to $119.1 million for 2006.  The increase in operating income is the result of an additional $83.7 million of segment revenue, slightly offset by a $3.2 million impairment charge from the write-off of previously acquired technology and certain related fixed assets.  Operating income for the Engineered Products segment decreased by $0.5 million compared with 2006 to $21.3 million.

We did not allocate corporate operating expenses of $49.2 million and $35.8 million to segments in 2007 and 2006, respectively.  The year-on-year increase in corporate operating expenses of $13.4 million is primarily attributable to the pension settlement expense of $9.4 million and inceased SG&A of $4.0 million from the higher stock and incentive compensation costs and the costs related to personnel changes.

Interest Expense:  Interest expense for 2007 was $21.4 million compared to $23.6 million for 2006.  The $2.2 million decrease primarily due to lower average outstanding debt under our senior secured credit facility resulting in a $2.8 million decrease in expense and lower bank fees of $0.7 million.  This decrease was partially offset by a $0.5 million increase in expense related to uncertain tax positions and a $0.7 million decrease in capitalized interest.

Non-Operating Expense, Net:  Non-operating expense for 2007 was $1.1 million and in 2006 it was $0.1 million.  Amounts reflect the accelerated amortization of deferred financing costs as a result of prepayments of the Company’s bank term loan with the net proceeds from asset sales.

Provision (Benefit) for Income Taxes:  During 2007, we recorded a tax provision $33.4 million or 36.1% of pre-tax income.  During the fourth quarter of 2007, we recorded a $1.9 million benefit, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carryforwards, offset by other discrete items of $0.4 million. Excluding this benefit the effective tax rate for the year was 38.2%.  The 2006 provision included a $4.5 million benefit for the reversal of a valuation allowance against our U.S. deferred tax assets related to capital losses.

As of December 31, 2007, there is a $7.7 million valuation allowance related to current and prior year net operating losses generated by our Belgian and certain UK subsidiaries.  Consistent with prior years, we continue to adjust our tax provision rate through the establishment, or release, of a non-cash valuation allowance attributable to current Belgian and certain UK net operating income (losses).  This practice will continue until such time as  the Belgian and UK operations have evidenced the ability to consistently generate sufficient taxable income such that in future years management can reasonably expect that the deferred tax assets can be utilized.

Equity in Earnings from and Gain on Sale of Investments in Affiliated Companies:  Equity in earnings from and gain on sale of investments in affiliated companies during 2007 of $4.3 million decreased by $15.6 million from 2006 due to the inclusion of a pre-tax gain of $15.7 million from the sale of our interest in TechFab LLC during 2006 to our joint venture partner for $22.0 million in cash.  For additional information, see Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Income from Continuing Operations:  Net income from continuing operations was $63.3 million, or $0.66 per diluted share for the year ended December 31, 2007 compared to $64.9 million, or $0.68 per diluted common share for the year ended December 31, 2006.  The decrease reflects the results discussed above.

Income (Loss) from Discontinued Operations, Net:  Net loss from discontinued operations was $2.0 million, or $0.02 per diluted common share for the year ended December 31, 2007, which includes a net gain of $3.1 million related to the sales of the U.S. EBGI product lines and the European Architectural business.  For the year ended December 31, 2006, our discontinued operations resulted in net income of $1.0 million, or $0.01 per diluted common share.  The change in results from discontinued operations, excluding the 2007 gain on sales, was $6.1 million, primarily resulting from an after-tax charge of $9.7 million recognized during 2007 related to a litigation settlement.  Our net gain on the sales of discontinued businesses consists of a $6.5 million gain on the sale our Architectural business and a $3.4 million loss on the sale of our U.S. EBGI product lines.  For additional information, see Note 2 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

2006 Compared to 2005

Net Sales:  Consolidated net sales of $1,049.5 million for 2006 were $91.9 million, or 9.6% higher than the $957.6 million of net sales for 2005. The increase was primarily attributable to sales growth within Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2006 as in 2005 (“in constant currency”), consolidated net sales for 2006 would have been $88.8 million higher than the 2005 net sales of $957.6 million at $1,046.4 million.

The following table summarizes net sales to third-party customers by segment and end market segment in 2006 and 2005:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
2006 Net Sales
Composite Materials	$409.5	$275.8	$172.9	$858.2
Engineered Products	137.8	4.4	49.1	191.3
Total	$547.3	$280.2	$222.0	$1,049.5
	52%	27%	21%	100%
2005 Net Sales
Composite Materials	$356.7	$261.4	$173.5	$791.6
Engineered Products	113.8	5.8	46.4	166.0
Total	$470.5	$267.2	$219.9	$957.6
	49%	28%	23%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $76.8 million or 16.3% to $547.3 million for 2006 as compared to net sales of $470.5 million for 2005. Net sales of the Composite Materials segment were $52.8 million higher, up 14.8% from 2005.  Net sales of the Engineered Products segment were higher by $24.0 million, up 21.1% from 2005.  In constant currency, net sales to the commercial aerospace market segment increased $75.7 million, or 16.1%, to $546.2 million.  Our overall year-over-year improvement was driven by increases in aircraft production in 2006 by Boeing, Airbus and other aircraft manufacturers, as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.

Industrial:  Net sales of $280.2 million for 2006 reflected an increase of $13.0 million, or 4.9%, compared to net sales of $267.2 million in 2005.  In constant currency, net sales to the industrial market segment increased $11.8 million or 4.4%, to $279.0 million.  The industrial market consists primarily of wind, recreation, auto and other industrial sub-markets. Sales of composite materials used to manufacture wind turbine blades grew 18% compared to 2005, and  represents the largest contributor within our Industrial market segment.  These results reflect the underlying growth in global wind turbine installations.  Strong sales performance in wind and other industrial sub-markets was offset by weaker sales from recreation due to common volatility in the recreation equipment markets and automotive markets due to certain programs ending.

Space & Defense:  Net sales of $222.0 million increased $2.1 million, or 1.0%, for 2006 as compared to net sales of $219.9 million for 2005. In constant currency, net sales increased $1.3 million to $221.2 million.  Some inventory corrections at certain of our rotorcraft customers during 2006 constrained revenue growth compared to 2005.  The revenues that we derive from military and space programs tend to vary period  to period based on customer ordering patterns and manufacturing campaigns.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs, including the F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the C-17, the V-22 (Osprey) tilt rotor aircraft, and the Blackhawk, the Tiger and the NH90 helicopters.

Gross Margin: Gross margin for 2006 was $248.5 million, or 23.7% of net sales, compared to gross margin of $224.2 million, or 23.4% of net sales, in 2005.  The improvement reflects primarily the contribution of higher net sales from Commercial Aerospace and our continued focus on cost containment.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $105.5 million, or 10.1% of net sales, for 2006 compared with $97.1. million, or 10.1% of net sales, for 2005.  The $8.4 million increase in SG&A expenses reflects, among other factors, an increase of $6.3 million for share-based compensation expense following our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) and $1.1 million of disposition costs associated with divestures.

Research and Technology Expenses: R&T expenses for 2006 were $29.7 million, or 2.8% of net sales, compared with $24.8 million, or 2.6% of net sales, for 2005.  The $4.9 million increase was due to, among other factors, increased spending in support of new products and new commercial aircraft qualification activities (i.e. costs associated with certifying our products and processes to customer specifications).

Other Expense, Net:  We did not incur any costs classified as other operating expense in 2006.  Other expense, net for 2005 was $15.1 million, which included an accrual of $16.5 million for the settlement of litigation matters, offset partially by a $1.4 million gain on the sale of surplus land at one of our manufacturing facilities.

Operating Income: Operating income for 2006 was $103.4 million compared with operating income of $84.3 million for 2005.  Operating income as a percent of sales was 9.9% for  2006 and 8.8% for 2005.  The $19.1 million increase in operating income is due in part to greater sales for 2006 resulting in an increase in gross margin, and the fact that we incurred other expense, net, of $15.1 million in 2005 and there was no such expense in 2006.  As previously mentioned, during 2006 we incurred increased SG&A expenses of $6.3 million primarily due to the adoption of FAS 123(R) and increased R&T expenses of $4.9 million, primarily attributable to an increase in qualification activities.  In addition, business consolidation and restructuring expenses increased $7.0 million over the prior year to $9.9 million.  The increase in business consolidation and restructuring expenses result primarily from our organizational realignment and reduction of stranded costs that will result from divestures associated with our portfolio review, as well as the continuing costs associated with the closure of our Livermore, California facility.

Operating income for the Composite Materials segment increased  $0.9 million or 1% to $119.1 million, as compared to $118.2 million for 2005.  Operating income for the Composite materials segment includes $9.9 million of business consolidation and restructuring expenses and $2.6 million in share-based compensation expense in 2006.  Operating income for the Engineered Products segment increased $8.3 million, resulting primarily from higher sales volumes.

We did not allocate corporate operating expenses of $35.8 million and $47.7 million to segments in 2006 and 2005, respectively.  The year-on-year decrease in corporate operating expenses of $10.0 million is primarily attributable to expense of $16.5 million associated with litigation settlements in 2005, offset by increased share-based compensation expense of $3.9 million.

Interest Expense:  Interest expense for 2006 was $23.6 million compared to $29.6 million for 2005.  The $6.0 million decline in interest expense primarily reflects a $3.5 million increase in interest expense capitalized in 2006 as a result of our carbon fiber capacity expansion.  Refer to Note 9 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Operating Expense, Net:  Non-operating expense for 2006 was $0.1 million compared to $40.9 million in 2005.  During 2005, we recognized $40.9 million in losses on the early retirement of debt, $40.3 million resulting from the first quarter’s debt refinancing.  Refer to Note 22 to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional information.

Provision (Benefit) for Income Taxes:  During 2006, we recorded a tax provision $34.7 million or 43.5 % of pre-tax income.  The full year tax provision included a $4.5 million benefit of the reversal of the valuation allowance against our U.S. deferred tax assets related to capital losses.  During the fourth quarter of 2005, we recorded a $119.2 million benefit from the reversal of the majority of the previously recorded valuation allowance established on our U.S. federal, state and local deferred tax assets except for that portion where the evidence did not yet support a reversal.

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

Equity in Earnings from and Gain on Sale of Investments in Affiliated Companies:  Equity in earnings from and gain on sale of investments in affiliated companies was $19.9 million in 2006 compared to $3.6 million in 2005.  During 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.  As a result of the sale we recognized a gain of $15.7 million in the fourth quarter of 2006.  We recorded equity in earnings of affiliated companies of $1.9 million and $3.0 million during 2006 and 2005, respectively, related to the joint venture interests sold or dissolved during 2006. Equity in earnings of affiliated companies does not affect our cash flows.  For additional information, see Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Income from Continuing Operations:  Net income from continuing operations was $64.9 million, or $0.68 per diluted share for the year ended December 31, 2006 compared to $131.2 million, or $1.40 per diluted common share for the year ended December 31, 2005.  The decrease reflects the results discussed above, primarily driven by the $119.2 million tax benefit from the reversal of the majority of the previously recorded valuation allowance established on our U.S. federal, state and local deferred tax assets.

Income from Discontinued Operations, Net:  Income from discontinued operations was $1.0 million, or $0.01 per diluted common share for the year ended December 31, 2006 compared to $10.1 million, or $0.11 per diluted common share for the year ended December 31, 2005.   During the fiscal year ending December 31, 2007 we completed the sale of our European Architectural business and U.S. electronics, ballistics and general industrial products lines (“EBGI”).  In accordance with the provisions of FAS 144 the results of operations for both business has been reported as discontinued operations.   For additional information, see Note 2 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Deemed Preferred Dividends and Accretion:  We recognized deemed preferred dividends and accretion of $30.8 million for 2005.  Included in deemed preferred dividends and accretion for 2005 are accelerated charges of $23.2 million resulting from the conversions of mandatorily redeemable convertible preferred stock into common stock.  For additional information, see Note 11 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2007, consisted of the following:

	Employee	Facility &
(In millions)	Severance	Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses:	8.0	1.9	9.9
Cash expenditures	(1.4)	(2.3)	(3.7)
Currency translation adjustments and other adjustments	0.6	—	0.6
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2007	$3.1	$0.3	$3.4

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  During 2007 and 2006, we recorded business consolidation and restructuring expenses of $3.0 and $7.6 million in connection with this action.  We expect this program will be substantially completed by March 31, 2008.

Business consolidation and restructuring activities for this program consisted of the following:

	Employee	Facility &
(In millions)	Severance	Equipment	Total
Balance as of December 31, 2005	$—	$—	$—
Business consolidation and restructuring expenses	7.4	0.2	7.6
Cash expenditures	(0.4)	(0.2)	(0.6)
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	2.8	0.2	3.0
Cash expenditures	(7.8)	—	(7.8)
Non-cash usage, including asset write-downs	—	(0.2)	(0.2)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2007	$2.3	$—	$2.3

Livermore 2004 Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  We recognized $4.7 million for the year ended December 31, 2007 and $1.8 million of expense for both of the years ended December 31, 2006 and 2005, associated with the facility closure and consolidation activities.  We made cash payments of $6.4 and $1.4 million during 2007 and 2006, respectively, related to employee severance and facility closure and consolidation activities.  The plant ceased operations on March 31, 2007.  The Livermore facility has now been dismantled and the site is being remediated as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  This program had an accrued balance of $0.1 million as of December 31, 2007 for severance obligations and is adequate for the estimated future requirements related to the program.  Clean-up expenses will continue to be incurred into 2008 until the land sale is completed.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates.  There was minimal activity in the program during 2005, 2006 and 2007 as this program is substantially complete.  During 2007 we reduced our accrued balance related to this program by $0.9 million as the statute of limitations expired related to certain recorded liabilities.  As of December 31, 2007, the accrued balances related to this program are for future severance obligations of $0.6 million and lease payments of $0.2 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

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

In December 2006, our Board of Directors voted to terminate the U.S. Qualified Plan.  During the fourth quarter of 2007, we obtained approval from the Pension Benefit Guarentee Corporation and the Internal Revenue Service to proceed with the termination of the U.S. Qualified Defined Benefit Plan.  In December 2007 we began the process of distributing lump-sum benefit payments and purchasing annuity contracts for all the U.S. qualified plan participants.  During December, we distributed $19.7 million out of the pension fund in the form of lump-sum payments.  Cash contributions from Hexcel to the pension fund for the lump sum distributions were $3.3 million in the fourth quarter of 2007 and an additional $8 million is anticipated to be made in the first quarter of 2008 to complete the liquidation.

We continue to maintain our defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans.  As of December 31, 2007, 85% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.K. Plan.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2008 plan year will be 5.9%.

We account for our defined benefit retirement plans and our postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”), No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits  (“FAS 88”), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”) and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the U.S. funded plan was 4.75% for each of the last three years.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  These rates used have remained relatively constant over the past three years and are expected to remain constant for 2008.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

In connection with our decision to terminate the U.S. Qualified Plan, we made the decision to liquidate all our equity investments in the plan.  As such, as of December 31, 2006, our cash balances in this plan exceed the plan’s targeted range.  Such cash balances were invested in high quality government securities with maturities of one year or less as the termination process continues.  In addition, the U.S. Qualified Plan’s managed fixed income portfolio was liquidated during 2007.  The expected return on plan assets assumption for 2007 reflected this change in investment allocation.

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

For more information regarding our pension and other postretirement benefit plans, see Note 9 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 25%, 24%, and 23% of our 2007, 2006, and 2005 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 25% of sales to Boeing and its subcontractors in 2007, 20.7% related to commercial aerospace market applications and 4.5% related to space and defense market applications.  Approximately 22%,  26%, and 27% of our 2007, 2006, and 2005 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 22% of sales to EADS and its subcontractors in 2007, 18.8% related to commercial aerospace market applications 3.3% related to space and defense market applications.

(In millions)	2007	2006	2005
Commercial:
Boeing and subcontractors	$242.6	$189.5	$154.5
EADS and subcontractors	219.9	232.3	215.9
Total	$462.5	$421.8	$370.4
Space & Defense:
Boeing and subcontractors	$52.8	$60.7	$63.3
EADS and subcontractors	38.9	38.2	40.6
Total	$91.7	$98.9	$103.9

Financial Condition

Liquidity: During the first quarter of 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into a $350.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $225.0 million term loan and a $125.0 million revolving loan.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2007, the term loan had a remaining outstanding balance of $87.5 million, we had no amounts outstanding on the revolving loan and had issued letters of credit under the Senior Secured Credit Facility totaling $10.7 million.  Cash and cash equivalents as of December 31, 2007 was $28.1 million.  Total undrawn availability under the Senior Secured Credit Facility was $114.3 million as of December 31, 2007.  Our total debt as of December 31, 2007 was $315.9 million, a decrease of $96.4 million from the December 31, 2006 balance.

Net cash from operating activities is our primary source of funds to finance working capital and capital expenditures each year.  Over the last three years, net cash from operating activities has provided a source of funds ranging between $54.4 million and $106.3 million per year.  Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs related to our retirement benefit plans; capital expenditures and debt service requirements.  We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of December 31, 2007 was $114.3 million, as we had no amounts outstanding on the revolving loan.  The levels of available borrowing capacity fluctuate during the course of a year due to factors including, capital expenditures, interest and incentive plan payments, as well as timing of receipts and disbursements within the normal course of business.  As of December 31, 2007, our long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations.  We expect to meet long-term liquidity requirements through cash provided from operations, and if necessary, supplemented with long-term borrowings and other debt or equity financing.  The availability and terms of any such financing will depend upon market and other conditions at the time.

Recent events in the credit markets have had an adverse impact on the financial markets.  We have not been and do not currently expect to be significantly affected by the distress being experienced in the credit markets.

Credit Facilities:  On March 1, 2005, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  The term loan under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012 and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010.  Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given point depends on our leverage.  Effective as of November 1, 2007, the interest rate on the revolving loan stepped down to LIBOR plus 125 bps from an interest rate of LIBOR plus 175 bps, and the interest on the term loan stepped down to LIBOR plus 150 bps from an interest rate of 175 bps.  The Senior Secured Credit Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and our material U.S. subsidiaries and 65% of the share capital of our Danish subsidiary and first-tier U.K. subsidiary.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million, of which $10.7 million were outstanding as of December 31, 2007.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.

We are required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for our leverage (the ratio of total debt to EBITDA), interest coverage (the ratio of EBITDA to book interest), and capital expenditures (not to exceed specified annual expenditures).  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the Senior Secured Credit Facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2007, we were in compliance with the financial covenants under the Senior Secured Credit Facility.

We have available European credit and overdraft facilities, which can be utilized to meet short-term working capital and operating cash requirements.  These European credit and overdraft facilities are uncommitted lines and can be terminated at the option of the lender.  We had no outstanding borrowings under these facilities as of December 31, 2007.

Operating Activities:  We generated $106.3 million from operating activities of continuing operations during 2007, an increase of $8.0 million from 2006.  Net income generated from continuing operations plus non-cash charges (depreciation and amortization) contributed $103.1 million of cash flow.  The 2007 cash from operating activities did benefit from a $21.0 million increase in accounts payable and accrued liabilities as a result of the timing of expenditures in December 2007, that resulted in payments in January 2008.  Cash used for inventory increased by $4.7 million during 2007.  We made contributions to our post retirement plans during 2007 of $13.0 million, including $5.9 million specifically related to our U.S. qualified pension plan.  The contributions to post retirement plans during 2006 and 2005 were $7.7 million and $7.1 million, respectively.

Net cash provided by operating activities of continuing operations was $98.3 million in 2006 as compared to $54.4 million generated in 2005.  The year-on-year increase of $43.9 million was primarily attributable the gain on sale of our interest in the TechFab joint venture in 2006 and litigation settlements of $23.3 million paid during 2005.  Business consolidation and restructuring payments of $9.9 million during 2006 were $7.0 million higher than in 2005.  Changes in net working capital increased in 2006 reflecting the impact of increased accounts receivable and inventories combined with a decrease in accounts payable and accrued liabilities.  Dividends of $1.3 million and $3.1 million were received from an affiliated company during 2006 and 2005, respectively.

Investing Activities:  Net cash used for investing activities of continuing operations was $37.4 million in 2007 compared to $95.4 million in 2006.  We made capital expenditures of $120.6 million and $117.9 million during 2007 and 2006, respectively, primarily related to our carbon fiber expansion programs, discussed in further detail below.  During 2007, we received total proceeds of $84.0 million in connection with the sales of our EBGI and European Architectural businesses.  During 2006, we received proceeds of $22.0 million in connection with the sale of our ownership interest in TechFab, an affiliated company.

With increased demand for our products, we made capital expenditures in 2006 and 2007 to increase our manufacturing capacity, and will make further expenditures in 2008.  Capital expenditures for 2008 are projected to be approximately $150 million.

Financing Activities:  Net cash used for financing activities of continuing operations was $75.5 million during 2007.  This use of cash was primarily due to repayments of long-term debt totaling $96.2 million during the year, generated from the asset sales mention above.  During 2007, we received $21.3 million from activity under stock plans.

Net cash provided by financing activities was $2.5 million during 2006.  During 2006, we received $10.6 million from activity under stock plans.   In addition, we made net payments of $6.4 million on the outstanding balance of our senior secured credit facility and made capital lease payments and other debt of $1.7 million

Net cash used for financing activities was $40.7 million in 2005. During 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  Borrowings as of December 31, 2005 under the Senior Secured Credit Facility were $190.0 million, consisting of $185.0 million of term loans and $5.0 million of revolver loans.  In addition, we issued $225.0 million principal amount of 6.75% senior subordinated notes, due 2015.  The Senior Secured Credit Facility replaced our then existing $115.0 million five-year secured revolving credit facility.  Proceeds from the Senior Secured Credit Facility and the new senior subordinated notes were used to redeem $285.3 million principal amount of the 9.75% senior subordinated notes due 2009, repurchase $125.0 million principal amount of the 9.875% senior secured notes due 2008, redeem $19.2 million principal amount of the 7.0% convertible subordinated debentures, due 2011, and pay $42.1 million of cash transaction costs related to the refinancing.

Financial Obligations and Commitments:  As of December 31, 2007, current maturities of notes payable and capital lease obligations were $0.4 million related entirely to amounts due under capital lease obligations.  The European credit and overdraft facilities available to certain of our European subsidiaries by lenders outside of the Senior Secured Credit Facility are primarily uncommitted facilities that are terminable at the discretion of the lenders.  We have entered into several capital leases for buildings and warehouses with expirations through 2012.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $10.7 million as of December 31, 2007.  We had no letters of credit issued separately from this credit facility.  While the letters of credit issued will expire under their terms in 2008, we expect $3.3 million will be re-issued.

The following table summarizes the scheduled maturities as of December 31, 2007 of financial obligations and expiration dates of commitments for the years ended 2008 through 2012 and thereafter.

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Senior secured credit facility — revolver due 2010	$—	$—	$—	$—	$—	$—	$—
Senior secured credit facility — term B loan due 2012	—	0.9	0.9	64.3	21.4	—	87.5
European credit and overdraft facilities	—	—	—	—	—	—	—
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	0.4	0.3	0.3	0.1	0.1	2.2	3.4
Subtotal	0.4	1.2	1.2	64.4	21.5	227.2	315.9
Operating leases	5.6	4.2	3.0	2.4	1.4	4.5	21.1
Total financial obligations	$6.0	$5.4	$4.2	$66.8	$22.9	$231.7	$337.0

Letters of credit	$10.7	$—	$—	$—	$—	$—	$10.7
Interest payments	20.2	20.2	19.4	18.1	15.8	38.0	131.7
Benefit plan contributions	11.2	—	—	—	—	—	11.2
Other commitments	6.1	—	—	—	—	—	6.1
Total commitments	$48.2	$20.2	$19.4	$18.1	$15.8	$38.0	$159.7

For further information regarding our financial obligations and commitments, see Notes 7, 8, 9, 15 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Our total allowance for doubtful accounts at December 31, 2007 and 2006 was $2.2 million and $1.6 million, respectively, representing approximately 1.1% of gross accounts receivable at December 31, 2007 and 0.9% of gross accounts receivable at December 31, 2006.

Inventories

We ensure that inventories are reported at the lower of cost or market by establishing appropriate reserves for excess, obsolete and unmarketable inventories and, if appropriate, reducing inventories to current estimated market values.  Cost is determined using the standard cost method for our Composite Materials segment and by either the weighted average cost method or the standard cost method for our Engineered Products segment.  Cost of inventories includes the cost of raw material, purchased parts, labor and production overhead cost.  We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on age of inventory, historical usage and the estimated forecast of product demand and production requirements.  Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories.  When we have determined that our current inventory levels exceed future demand, inventories are adjusted by increasing reserve balances and recording a charge to cost of goods sold at the time of such determination thus reducing inventories to estimated net realizable value.  In instances where it is determined that current inventory levels are deemed to be lower than estimated future demand, no adjustment is required.

Our inventory reserves at December 31, 2007 and 2006 were $19.5 million and $14.9 million, respectively, representing 9.8% and 9.0% of gross inventories at December 31, 2007 and 2006, respectively.

Product Warranties

We provide for an estimated amount of potential liability related to product warranty.  The amount of the warranty liability accrued reflects our estimate of the expected future costs of warranty claims.  The estimate for warranty obligations is applicable to both of our segments, and is estimated on the basis of two components: a review of specifically identified potential warranty claims, and an overall evaluation of potential product warranty liability.  The warranty reserve established is reviewed periodically, and at least quarterly, for adequacy and appropriateness of amount.

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

Our accrual for product warranties at December 31, 2007 and 2006 was $2.9 million and $4.6 million, respectively.  Our product warranty expense was $1.8 and $3.3 million for the years ended 2007 and 2006, respectively.

Deferred Tax Assets

As of December 31, 2007, we have $105.8 million in net deferred tax assets consisting of deferred tax assets of $151.2 million offset by deferred tax liabilities of $16.5 million and a valuation allowance of $28.9 million.  The net deferred tax asset balance of $122.8 million as of December 31, 2006 consisted of deferred tax assets of $162.3 million offset by deferred tax liabilities of $13.1 million and a valuation allowance of $26.4 million.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required.  Positive evidence would include, for example, a strong earnings history, an event that will reduce our taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in future years.

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

The valuation allowance as of December 31, 2007 and 2006 relates to certain net operating loss carryforwards of our Belgian and certain U.K. subsidiaries, certain state temporary differences, state net operating loss carryforwards and capital loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

In the fourth quarter of 2006, we identified errors in our accounting for certain deferred tax assets as of December 31, 2005.  These errors have been corrected under the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  Specifically, the accounting for the deferred tax asset arising from the minimum pension obligation reflected in AOCI as of December 31, 2005 was overstated and resulted in an overstatement of the release of the valuation allowance against our U.S. net deferred tax assets as of that date.  Additionally, we identified unrecorded deferred tax assets as of December 31, 2005 primarily related to general business and foreign tax credits, and capital loss carryforwards.  The impact of these adjustments is a net increase in deferred tax assets of $10.3 million and an increase in the valuation allowance of $13.8 million.

Uncertain Tax Positions

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As of December 31, 2007, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.  However, we expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the statute of limitations.  During the third quarter of 2007, the Company favorably settled an income tax audit in one of its international locations.  As a result of this settlement, the company reversed certain tax reserves related to the audit, which had been previously established under FIN 48.  The Company’s unrecognized tax benefits as of December 31, 2007 totaled $18.0 million.

Long-Lived Assets and Goodwill

We have significant long-lived assets.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value is determined based on discounted cash flows.  In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts, and asset lives.  In 2007,  the impairment review indicated the fair value of certain purchased intangible assets and fixed assets were less than the carrying amount of the assets, we therefore recorded an impairment charge of $3.2 million during the fourth quarter of 2007.

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. Within the Composite Materials segment, the reporting units are one level below the operating segment.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting units is the segment as it comprises only a single component. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of fair value is determined based on discounted cash flows. Key assumptions used in the calculation included conservative revenue growth and increases in costs based upon the projected revenue growth but adjusted for anticipated efficiencies from volume increases. In determining fair value a considerable amount of judgment is required in determining discount rates, market premiums, financial forecasts and is based upon the best information available as of the date of the review.  Future cash flows can be affected by changes in industry or market conditions. During the fourth quarter of 2007, we updated valuations for all reporting units with goodwill using discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired.

Share-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), using the modified prospective transition method.  FAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  FAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, FAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.   Share-based compensation expense recognized in the condensed consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (ii) and compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123(R).  Share based compensation expense capitalized for the years ended December 31, 2007 and 2006 was not material.

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

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions as for the years ended December 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.84%	4.50%
Expected option life (in years) Executive	5.97	5.90
Expected option life (in years) Non-Executive	5.24	5.43
Dividend yield	—%	—%
Volatility	40.94%	46.44%
Weighted-average fair value per option granted	$8.41	$10.87

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  Consistent with 2006, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.  No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

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

Our 2006 and 2007 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee.  Employees who terminate employment other than for “cause” (as defined in the relevant employee option or RSU agreement), and who meet the definition of retirement in the relevant employee option or RSU agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options or RSUs vest in accordance with the vesting schedule set forth in the option or RSU agreement.  Prior to 2005, our stock incentive agreements for a small group of senior executives contained such a retirement provision and, upon the executive’s retirement, the option or RSU fully vests.  RSUs and options are deemed to be vested when an employee meets the definition of retirement.  The treatment of PRSUs upon retirement differs from that of options and RSUs, as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement and based on the extent to which the performance criteria is met; however, if employed at the end of the performance period he is entitled to the entire grant (based on the extent to which the performance criteria is met).  As a result of these provisions, under the terms of FAS 123(R), we have accelerated the recognition of the compensation expense for any employee who received a grant in either 2006 or 2007 and who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.  Prior to our adoption of FAS 123(R), we did not recognize any additional expense in our consolidated results of operations or our pro-forma disclosures as a result of these retirement provisions until the date upon which an eligible employee retired.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2007 and 2006, our aggregate environmental related accruals were $3.2 million and $5.3 million, respectively.  As of December 31, 2007 and 2006, $2.1 million and $2.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.6 million and $2.7 million higher at December 31, 2007 and 2006, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the years ended December 31, 2007, 2006, 2005 was as follows:

	For the year ended
(In millions)	December 31, 2007	December 31, 2006	December 31, 2005
Beginning remediation accrual balance	$5.3	$4.2	$4.7
Current period expenses	0.6	3.9	0.8
Cash expenditures	(2.7)	(2.8)	(1.4)
Ending remediation accrual balance	$3.2	$5.3	$4.2

Capital expenditures for environmental matters	$2.3	$0.8	$1.1

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

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2007 of $21.4 million would have decreased to $20.7 million and increased to $22.1 million, respectively.

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of its floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  On June 29, 2007 we terminated the swap and received a cash payment of $0.6 million.  The amounts deferred will be released from OCI according to the original release schedule concluding in July 2008.  The fair value of this swap at December 31, 2007 and 2006 was zero and an asset of $1.0 million, respectively.  A net gain of $0.7 million and $0.6 million were recognized as a component of “interest expense” for 2007 and 2006, respectively.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2007 and December 31, 2006 was a liability of $10.6 million and $2.7 million, respectively.  A net charge to interest expense of $0.1 million related to the excluded portion of the derivative was recorded in 2007.  A net credit to interest expense of $0.4 million related to the interest coupons was recorded during 2007.

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  On December 31, 2007, the swap agreement expired.  The balance at December 31, 2006 of both the loan and the swap agreement, after scheduled amortization, was 4.5 million Euros against $5.9 million.  The fair value and carrying amount of this swap agreement was a liability of $1.2 million at December 31, 2006. During 2007 and 2006, hedge ineffectiveness was immaterial.  A net loss of $0.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, was recognized as interest expense.

Foreign Currency Exchange Risks

We operate seven manufacturing facilities in Europe, which generated approximately 53% of our 2007 consolidated net sales.  Our European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Japan, China, Malaysia, and Australia, and sell products to customers throughout the world.

In 2007, our European subsidiaries had third-party sales of $618.9 million of which approximately 34% were denominated in U.S. dollars, 62% were denominated in Euros and 4% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2007 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an immaterial impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2007, a 10% adverse movement would have reduced our operating income by approximately $6 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2010.  The aggregate notional amount of these contracts was $124.0 million and $72.6 million at December 31, 2007 and 2006, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2007, hedge ineffectiveness was immaterial.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2007, 2006 and 2005 was as follows:

(In millions)	2007	2006	2005
Unrealized gains (losses) at beginning of period	$3.9	$(2.3)	$1.3
(Gains) losses reclassified to net sales	(3.1)	0.1	0.6
Increase (decrease) in fair value, net of tax	2.4	6.1	(4.2)
Unrealized gains (losses) at end of period	$3.2	$3.9	$(2.3)

Unrealized gains of $2.3 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities.   Public comments on FSP 157-a and
157-b were due in January 2008, while public comments on FSP 157-c are due in February 2008.  Based upon pronouncements issued to date, we have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We are currently evaluating the impact this new statement.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 45.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hexcel Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1, 9 and 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit and other postretirement plans in 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 22, 2008

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$28.1	$25.7
Accounts receivable, net	192.8	169.8
Inventories, net	179.4	150.8
Prepaid expenses and other current assets	34.7	35.4
Assets of discontinued operations	—	44.1
Total current assets	435.0	425.8

Net property, plant and equipment	443.1	346.2
Goodwill and other intangible assets	56.8	58.8
Investments in affiliated companies	17.5	11.1
Deferred tax assets	88.7	103.0
Other assets	19.4	22.3
Assets of discontinued operations	—	47.3

Total assets	$1,060.5	$1,014.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.4	$2.5
Accounts payable	144.2	96.0
Accrued compensation and benefits	22.1	21.3
Accrued interest	9.6	8.8
Business consolidation and restructuring liabilities	3.4	11.0
Other accrued liabilities	64.6	64.5
Liabilities of discontinued operations	—	15.2
Total current liabilities	244.3	219.3

Long-term notes payable and capital lease obligations	315.5	409.8
Long-term retirement obligations	39.8	70.5
Other non-current liabilities	33.3	10.3
Liabilities of discontinued operations	—	3.0
Total liabilities	632.9	712.9

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 97.6 and 95.5 shares of stock issued at December 31, 2007 and 2006, respectively	1.0	1.0
Additional paid-in capital	513.3	479.3
Accumulated deficit	(97.4)	(157.1)
Accumulated other comprehensive income (loss)	32.6	(1.8)
	449.5	321.4
Less: Treasury stock, at cost, 1.8 and 1.7 shares at December 31, 2007 and 2006, respectively	(21.9)	(19.8)
Total stockholders’ equity	427.6	301.6
Total liabilities and stockholders’ equity	$1,060.5	$1,014.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2007	2006	2005

Net sales	$1,171.1	$1,049.5	$957.6
Cost of sales	888.1	801.0	733.4
Gross margin	283.0	248.5	224.2

Selling, general and administrative expenses	114.0	105.5	97.1
Research and technology expenses	34.2	29.7	24.8
Business consolidation and restructuring expenses	7.3	9.9	2.9
Other expense, net	12.6	—	15.1
Operating income	114.9	103.4	84.3

Interest expense	21.4	23.6	29.6
Non-operating expense, net	1.1	0.1	40.9
Income from continuing operations before income taxes, equity in earnings and discontinued operations	92.4	79.7	13.8

Provision (benefit) for income taxes	33.4	34.7	(113.8)
Income from continuing operations before equity in earnings and discontinued operations	59.0	45.0	127.6

Equity in earnings from and gain on sale of investments in affiliated companies	4.3	19.9	3.6
Net income from continuing operations	63.3	64.9	131.2

(Loss) income from discontinued operations, net of tax	(5.1)	1.0	10.1
Gain on sale of discontinued operations, net of tax	3.1	—	—
Net income	61.3	65.9	141.3

Deemed preferred dividends and accretion	—	—	(30.8)
Net income available to common shareholders	$61.3	$65.9	$110.5

Basic net income (loss) per common share:
Continuing operations	$0.67	$0.70	$1.67
Discontinued operations	(0.02)	0.01	0.17
Net income per common share	$0.65	$0.71	$1.84

Diluted net income (loss) per common share:
Continuing operations	$0.66	$0.68	$1.40
Discontinued operations	(0.02)	0.01	0.11
Net income per common share	$0.64	$0.69	$1.51

Weighted average common shares outstanding:
Basic	94.7	93.4	60.0
Diluted	96.5	95.5	93.7

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005

(In millions)	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity (Deficit)	Comprehensive Income
	Par	Additional Paid-In Capital
Balance, December 31, 2004	$0.5	$334.5	$(363.8)	$18.4	$(14.0)	$(24.4)
Net income			141.3			141.3	$141.3
Currency translation adjustments				(26.1)		(26.1)	(26.1)
Net unrealized loss on financial instruments, net of tax				(3.5)		(3.5)	(3.5)
Minimum pension obligation, net of tax				3.9		3.9	3.9
Comprehensive income							$115.6
Conversion of mandatory redeemable preferred stock	0.4	120.9				121.3
Deemed preferred dividends and accretion		(30.8)				(30.8)
Activity under stock plans		30.4			(1.4)	29.0
Balance, December 31, 2005	$0.9	$455.0	$(222.5)	$(7.3)	$(15.4)	$210.7
Net income			65.9			65.9	$65.9
Retained earnings adjustment - SAB 108			(0.5)			(0.5)	(0.5)
Currency translation adjustments				19.3		19.3	19.3
Net unrealized gain on financial instruments, net of tax				7.8		7.8	7.8
Accrued minimum pension liability, net of tax				(4.6)		(4.6)	(4.6)
Comprehensive income							$87.9
Pension obligation - FAS 158, net of tax				(17.0)		(17.0)
Activity under stock plans	0.1	24.3			(4.4)	20.0
Balance, December 31, 2006	$1.0	$479.3	$(157.1)	$(1.8)	$(19.8)	$301.6
Net income			61.3			61.3	$61.3
Retained earnings adjustment -FIN 48			(1.6)			(1.6)	(1.6)
Currency translation adjustments				13.9		13.9	13.9
Net unrealized loss on financial instruments, net of tax				(0.7)		(0.7)	(0.7)
Change in post-retirement benefit plans, net of tax				21.2		21.2	21.2
Comprehensive income							$94.1
Activity under stock plans		34.0			(2.1)	31.9
Balance, December 31, 2007	$1.0	$513.3	$(97.4)	$32.6	$(21.9)	$427.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2007	2006	2005
Cash flows from operating activities of continuing operations
Net income	$61.3	$65.9	$141.3
(Loss) income from discontinued operations, net of tax	(2.0)	1.0	10.1
Net income from continuing operations	63.3	64.9	131.2

Reconciliation to net cash provided by operating activities of continuing operations:
Depreciation and amortization	39.8	37.4	38.8
Amortization of debt discount and deferred financing costs	1.7	1.6	2.0
Deferred income taxes (benefit)	10.0	17.5	(106.8)
Business consolidation and restructuring expenses	7.3	9.9	2.9
Business consolidation and restructuring payments	(14.9)	(3.7)	(2.7)
Loss on early retirement of debt	1.1	—	40.9
Equity in earnings from and gain on sale of investments in affiliated companies	(4.3)	(19.9)	(3.6)
Dividends from affiliated companies	—	1.3	3.1
Share-based compensation	10.4	8.3	2.0
Excess tax benefits on share-based compensation	(7.1)	(5.4)	(11.6)

Changes in assets and liabilities:
Increase in accounts receivable	(10.0)	(11.8)	(22.1)
Increase in inventories	(19.1)	(14.4)	(23.6)
Decrease (increase) in prepaid expenses and other current assets	0.3	(0.3)	4.6
Increase (decrease) in accounts payable and accrued liabilities	21.0	8.4	(2.3)
Other, net	6.8	4.5	1.6
Net cash provided by operating activities of continuing operations	106.3	98.3	54.4

Cash flows from investing activities of continuing operations
Capital expenditures and deposits for capital purchases	(120.6)	(117.9)	(64.3)
Insurance recoveries on property damage	1.2	0.5	—
Proceeds from sale of an investment in an affiliated company	—	22.0	—
Net proceeds from sale of discontinued operations	84.0	—	1.4
Investment in affiliated companies	(2.0)	—	(7.5)
Net cash used for investing activities of continuing operations	(37.4)	(95.4)	(70.4)

Cash flows from financing activities of continuing operations
Proceeds from the issuance of long-term debt	—	—	450.0
Repayments and redemption of long-term debt	(96.2)	(1.4)	(469.5)
(Repayments of) proceeds from senior secured credit facility – revolver, net	—	(5.0)	5.0
(Repayments of) proceeds from capital lease obligations and other debt, net	(0.6)	(1.7)	0.7
Issuance costs related to debt and equity offerings	—	—	(12.1)
Debt retirement costs	—	—	(30.0)
Activity under stock plans and other	21.3	10.6	15.2
Net cash (used for) provided by financing activities of continuing operations	(75.5)	2.5	(40.7)

Net cash provided by operating activities of discontinued operations	7.2	4.4	21.2
Net cash used for investing activities of discontinued operations	(1.8)	(2.5)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	3.6	(2.6)	1.9
Net increase (decrease) in cash and cash equivalents	2.4	4.7	(36.2)
Cash and cash equivalents at beginning of year	25.7	21.0	57.2
Cash and cash equivalents at end of year	$28.1	$25.7	$21.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in the commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales representation offices located in Asia, Australia and South America.  We are also an investor in two joint ventures, which manufacture composite structures for commercial aerospace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits.  Investments in affiliated companies, in which our interests are between 33% and 40% and where we do not have the ability to exercise control over financial or operating decisions, nor are the primary beneficiary, are accounted for using the equity method of accounting.

During 2007, the Company completed the sale of its U.S. electronics, ballistics and general industrial (“EBGI”) product lines and its European Architectural business (“Architectural business”) and are classified as discontinued operations in these consolidated financial statements and notes to consolidated financial Statements (see Note 2).  Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2007 presentation.

Use of Estimates

Preparation of the accompanying consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased.  Our cash equivalents are primarily comprised of money market funds, invested in AAA rated counterparties.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out and average cost methods.  Inventory is reported at its estimated net realizable value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, is recorded at cost.  Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in earnings.  Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.  Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  In accordance with the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is an operating segment or one level below an operating segment, for which discrete information is available and regularly reviewed by management.  If the carrying value of the reporting unit’s goodwill exceeds its fair value, the goodwill is written down to its fair value.  Fair value is calculated using discounted cash flows.  The determination of fair value includes a high degree of judgment and the use of significant estimates and assumptions and requires the use of discount rates, market premiums, and financial forecasts.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite.  Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment.  If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value.  Fair value is calculated using discounted cash flows.

Software Development Costs

Costs incurred to develop software for internal-use are accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred.  Costs incurred during the application development stage are capitalized and amortized over the useful life of the software.   The amortization of capitalized costs commences when functionality of the computer software is achieved.

Investments

We have investments in affiliated companies with equity interests ranging from 33% to 40%.  Upon assessment of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), we believe that certain of these affiliated companies would be considered variable interest entities (“VIEs”).  However, we do not control the financial or operating decisions of these companies, nor do we consider ourselves the primary beneficiary of these entities.  As such, we account for our share of the operating performance of these affiliated companies using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses and the inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge.  We review our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.  We record an investment impairment charge when the decline in value is considered to be other than temporary.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 5 to 10 years.  At December 31, 2007 and 2006, deferred debt financing costs were $6.7 million and $9.5 million, net of accumulated amortization of $9.2 million and $6.4 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

Effective January 1, 2006, we adopted FAS No. 123(R), Share-Based Payments, which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors.  The Company adopted FAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of FAS 123(R).  Prior to the adoption of FAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholders’ equity section of the consolidated balance sheets.  Gains and losses from currency exchange transactions are recorded in “selling, general and administrative expenses” in the consolidated statements of operations and resulted in a loss of $0.8 million and $0.7 million during 2007 and 2006, respectively, and a gain of $0.3 million during 2005.

Revenue Recognition

Our revenue is predominately derived from sales of inventory, and is recognized when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.  However, from time to time we enter into contractual arrangements for which other specific revenue recognition guidance is applied.

Recognition of revenue on bill and hold arrangements occurs only when risk of ownership has passed to the buyer, a fixed written commitment has been provided by the buyer, the goods are complete and ready for shipment, the goods are segregated from inventory, no perfomance obligations remain and a schedule for delivery of goods has been established.  Revenues derived from design and installation services are recognized when the service is provided.

Revenues derived from long-term construction-type contracts are accounted for under Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contracts.  The Company accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost basis.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is evident.  This estimated amount is provided by product and based on current facts, circumstansces and historical warranty experience.  Warranty expense was $1.8 million, $3.3 million and $0.8 million for the years end December 31, 2007, 2006 and 2005 respectively.

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings.  Such costs are related to the development and in certain instances the qualification and certification of new and improved products and their uses.  R&T costs are expensed as incurred.

Income Taxes

We provide for income taxes using the liability approach under FAS No. 109, Accounting for Income Taxes.  Under the liability approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income.  On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more likely than not level based upon its technical merits before any benefit can be recognized.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Two customers and their related subcontractors accounted for approximately half our annual net sales for 2005 through 2007.  Refer to Note 19 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2007 and 2006, the allowance for doubtful accounts was $2.2 million and $1.6 million, respectively.  Bad debt expense was $1.3 million, $0.4 million, and $0.3 million in 2007, 2006, and 2005, respectively.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments.  We mark our foreign exchange forward contracts to fair value.  The change in the fair value is recorded in current period earnings.  When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the effective portions of changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income.  We designate our interest rate swap agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur.  We do not use financial instruments for trading or speculative purposes.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities.   Based upon pronouncements issued to date, we have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

Note 2 — Discontinued Operations

In July of 2006, we announced our intention to explore strategic alternatives for portions of our previously reported Reinforcements segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In doing so, we decided to combine our Reinforcements activities related to advanced composites with our previously reported Composites and Structures segments into a single organization, and explore the sale of our European Architectural business, our U.S. electronics, ballistics and general industrial (“EBGI”) product lines and our interest in the TechFab joint venture, previously reported within the Reinforcements segment.

EBGI

On August 6, 2007, we completed the sale of the EBGI portion of our reinforcements business.  Net cash proceeds from the sale were $58.5 million (after related expenses), resulting in a net after-tax loss of $3.4 million.  Included within the loss on sale is an after-tax curtailment gain of $1.1 million, representing the unrecognized prior service cost on the EBGI Postretirement Health Care Plan as of August 6, 2007.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital of the business.  The sale includes up to $12.5 million of additional payments contingent upon annual sales for three years from the Ballistics product line.  Any additional payments will be recorded as income when earned.   In accordance with the provisions of FAS 144, the EBGI business, including the net after-tax loss on sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the EBGI business were $108.7 million, $143.6 million and $181.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  During the second quarter of 2007, Hexcel established a pre-tax reserve of $15 million ($9.7 million after-tax) relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs.  On October 29, 2007 we entered into a settlement agreement for the reserved amount of $15 million, which we paid on November 5, 2007.  Pre-tax loss associated with the discontinued operation was $13.7 million (including a pre-tax loss on the sale of the business of $3.6 million and the $15 million Zylon charge) and $1.3 million for the years ended December 31, 2007 and 2006, respectively, and a pre-tax gain of $13.3 million for the year ended December 31, 2005.

The following is a summary of the EBGI net assets sold as initially determined at December 31, 2006 and finally reported on the closing date of August 6, 2007:

	August 6,	December 31,
(In millions)	2007	2006

Accounts receivable, net	$13.8	$11.7
Inventories, net	19.9	20.6
Prepaid expenses and other current assets	—	1.3
Net property, plant and equipment	22.9	23.9
Goodwill	17.3	17.5
Total assets	73.9	75.0

Accounts payable	9.7	8.0
Other accrued liabilities	1.9	1.0
Other non-current liabilities	—	1.6
Total liabilities	11.6	10.6

Net assets of discontinued operations	$62.3	$64.4

European Architectural Business

On February 28, 2007, we completed the sale of our European Architectural business.   The Architectural business sold included the design, manufacturing and selling activities and the related property, plant and equipment and working capital of the business.  Net cash proceeds from the sale were $25.0 million, resulting in a net after-tax gain of $6.5 million.  In accordance with the provisions of FAS 144, the operations of the Architectural business, including the net after-tax gain on the sale, has been reported as a discontinued operation in our accompanying consolidated financial statements.

Revenues associated with the Architectural business were $4.4 million, $23.8 million and $21.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Pre-tax income associated with the discontinued operation was $10.6 million (including a pre-tax gain on the sale of the business of $10.5 million) for the year ended December 31, 2007 and $2.8 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively.

The following is a summary of the net assets sold relating to the Architectural business as initially determined at December 31, 2006 and finally reported on the closing date of February 28, 2007:

	February 28,	December 31,
(In millions)	2007	2006

Cash and cash equivalents	$1.0	$—
Accounts receivable, net	5.1	3.9
Inventories, net	6.7	6.2
Prepaid expenses and other current assets	0.1	0.4
Net property, plant and equipment	5.7	5.4
Goodwill	0.2	0.3
Deferred tax assets	—	0.2
Total assets	18.8	16.4

Accounts payable	4.3	4.3
Other accrued liabilities	1.4	1.9
Other non-current liabilities	0.6	1.4
Total liabilities	6.3	7.6

Net assets of discontinued operations	$12.5	$8.8

Note 3 — Inventories

	December 31,
(In millions)	2007	2006
Raw materials	$86.6	$77.9
Work in progress	45.4	39.1
Finished goods	66.9	48.7
Total inventories, gross	$198.9	$165.7
Inventory allowances	(19.5)	(14.9)
Total inventories, net	$179.4	$150.8

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2007	2006
Land	$32.2	$17.4
Buildings	195.5	156.0
Equipment	506.6	438.8
Construction in progress	124.5	137.8
Property, plant and equipment	858.8	750.0
Less accumulated depreciation	(415.7)	(403.8)
Net property, plant and equipment	$443.1	$346.2

Depreciation expense related to property, plant and equipment for the years ended December 31, 2007, 2006 and 2005, was $39.6 million, $37.3 million and $38.2 million, respectively. Capitalized interest of $2.9 million and $3.6 million for 2007 and 2006 was included in construction in progress and is associated with our carbon fiber expansion programs. Capitalized costs associated with software developed for internal use were $1.2 million for both 2007 and 2006.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of goodwill and other purchased intangibles for the years ended December 31, 2007 and 2006, by segment, are as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Balance as of December 31, 2005	$42.2	$16.1	$58.3
Current year additions	0.3	—	0.3
Currency translation adjustments and other	0.2	—	0.2
Balance as of December 31, 2006	$42.7	$16.1	$58.8
Impairment charge	(3.0)	—	(3.0)
Currency translation adjustments and other	1.0	—	1.0
Balance as of December 31, 2007	$40.7	$16.1	$56.8

During the fourth quarter of 2007, we performed valuations for all reporting units with goodwill using discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  This review indicated the fair value of certain purchased intangible assets was less than the carrying amount of the assets, we therefore recorded an impairment charge of $3.0 million during the fourth quarter of 2007.  The review also indicated that the fair market value of reporting units exceeded the carrying value of the assets of those reporting units.  The goodwill and intangible asset balances as of December 31, 2007 includes $0.3 million of indefinite-lived intangible assets and $40.4 million of goodwill.

Note 6 — Investments in Affiliated Companies

As of December 31, 2007, we have equity ownership investments in two Asian joint ventures. In connection therewith, we have considered the accounting and disclosure requirements of FIN 46R and believe that these investments would be considered “variable interest entities.”  However, we do not control the financial or operating decisions of these companies, nor do we consider ourselves the primary beneficiary of these entities.  As such, we account for our share of the operating performance of these affiliated companies using the equity method of accounting.

Summarized condensed combined balance sheets of our joint venture ownership interests as of December 31, 2007 and 2006, and summarized condensed combined statements of operations for periods of our ownership during the three years ended December 31, 2007, are as follows:

(In millions)
Summarized Condensed Combined Balance Sheets	2007	2006
Current assets	$26.3	$25.2
Non-current assets	55.6	52.9
Total assets	$81.9	$78.1

Current liabilities	$23.3	$26.5
Non-current liabilities	16.5	22.0
Total liabilities	39.8	48.5

Partners’ equity	42.1	29.6
Total liabilities and partners’ equity	$81.9	$78.1

(In millions)
Summarized Condensed Combined Statements of Operations	2007	2006 (a)	2005 (a)
Net sales	$62.9	$95.1	$91.6
Cost of sales	47.3	75.6	72.4
Gross profit	15.6	19.5	19.2
Other costs and expenses	5.4	8.2	16.5
Net income	$10.2	$11.3	$2.7

(a) Includes financial data for any periods where we held an equity interest in TechFab and DIC.

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”).  This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.  Summary information related to our investment in BHA Aero as of December 31, 2007 and 2006 is as follows:

(In millions)	2007	2006
Equity ownership	40.48%	40.48%
Revenues	$32.7	$27.1
Net income	$4.8	$2.2
Equity investment balance	$7.9	$6.2
Accounts receivable balance	$2.0	$2.8
Accounts payable balance	$1.2	$1.6

For the years ended December 31, 2007, 2006 and 2005, we had sales to BHA Aero of $4.9 million, $5.9 million and $4.0 million, respectively, and purchases of materials totaling $13.5 million, $11.8 million and $9.4 million, respectively.

On January 26, 2005, BHA Aero completed the refinancing of its bank debt, which resulted in a new five year bank term loan agreement supported by a pledge of BHA Aero’s fixed assets and guarantees from Boeing and AVIC.  As part of the refinancing, we agreed to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, up to a limit of $6.1 million.  Our reimbursement agreement with Boeing and AVIC relating to the BHA Aero joint venture meets the definition of a guarantee in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”).  Accordingly, we recorded a $0.5 million liability, and a corresponding increase in our investment in BHA Aero, during the first quarter of 2005 based upon the estimated fair value of the guarantee.  As of December 31, 2007, the recorded liability of $0.5 million is the relative fair value of the guarantee.  Apart from outstanding accounts receivable balances, our investment in this venture, and our agreement to reimburse Boeing and AVIC for a proportionate share of the losses they would incur if their guarantees of the new bank loan were to be called, we have no other significant exposures to loss related to BHA Aero.

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

In February 2007, Hexcel, Boeing Worldwide Operations Limited and Sime Link Sdn. Bhd. completed the purchase of Naluri Berhad’s equity interest in Asian Composites, which increased each respective equity ownership interest in this joint venture to

33.33%.  We paid $2.1 million in cash to purchase this additional equity interest when the transaction was completed on February 8, 2007.

Apart from any outstanding accounts receivable balance and our investment in this joint venture, we have no other significant exposure to loss related to Asian Composites.

Summary information related to our investment in Asian Composites as of December 31, 2007 and 2006 is as follows:

	(Unaudited)
(In millions)	2007	2006
Equity ownership	33.33%	25.00%
Revenues	$30.2	$25.9
Net income	$5.4	$5.6
Equity investment balance	$9.1	$4.9
Accounts receivable balance	$1.1	$1.1
Accounts payable balance	$1.8	$0.5

For the years ended December 31, 2007, 2006 and 2005, we had sales to Asian Composites of $5.6 million, $5.2 million and $5.2 million, respectively, and purchases of materials totaling $18.3 million, $15.7 million and $13.2 million, respectively.

TechFab LLC

As part of an acquisition in 1998, we obtained a 50% share in Clark-Schwebel Tech-Fab Company (now TechFab). TechFab is headquartered in Anderson, South Carolina and manufactures non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  In December of 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.  The unit purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006, which is included in the “Equity in earnings from and gain on sale of investments in affiliated companies” line of consolidated statement of operations.  The TechFab joint venture was part of our previously reported Reinforcements segment.

DIC-Hexcel Limited

In 1990, we obtained a 45% equity interest in DIC-Hexcel Limited (“DHL”), a joint venture with Dainippon Ink and Chemicals, Inc. (“DIC”). This joint venture was located in Komatsu, Japan, and produced and sold prepregs, honeycomb and decorative laminates using technology licensed from Hexcel and DIC.  In December of 2005, the joint venture partners decided to dissolve the DHL joint venture.  The dissolution was completed in the fourth quarter of 2006 resulting in our receipt of a $0.1 million cash distribution.  The DHL joint venture was part of our previously reported Composites segment.

Note 7 - Notes Payable

	December 31,	December 31,
(In millions)	2007	2006
Senior secured credit facility - revolver due 2010	$—	$—
Senior secured credit facility - term B loan due 2012	87.5	183.6
European credit and overdraft facilities	—	0.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	312.5	408.9
Capital lease obligations	3.4	3.4
Total notes payable and capital lease obligations	$315.9	$412.3

Notes payable and current maturities of long-term liabilities	$0.4	$2.5
Long-term notes payable and capital lease obligations, less current maturities	315.5	409.8
Total notes payable and capital lease obligations	$315.9	$412.3

Senior Secured Credit Facility

During the first quarter of 2005, we refinanced substantially all of our long-term debt.  In connection with the refinancing, we entered into a $350.0 million senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $225.0 million term loan due 2012 and a $125.0 million revolving loan due 2010.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2007, the term loan had a remaining outstanding balance of $87.5 million, we had no amounts outstanding on the revolving loan.  Outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  We had issued letters of credit totaling $10.7 million and $4.3 million under the Senior Secured Credit Facility as of December 31, 2007 and 2006, respectively.  There were no letters of credit outstanding outside the Senior Secured Credit Facility as of December 31, 2007 and 2006.  Total undrawn availability under the Senior Secured Credit Facility was $114.3 million and $120.7 million as of December 31, 2007 and 2006, respectively.

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 7.0% and 6.9% for the years ended December 31, 2007 and 2006, respectively.  Borrowings made under the LIBOR option during 2007 and 2006 were made at interest rates ranging from 5.9% to 7.3% and 6.25% to 7.25%, respectively.

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

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

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

European Credit and Overdraft Facilities

In addition to the Senior Secured Credit Facility, certain of our European subsidiaries have access to limited credit and overdraft facilities provided by various local banks.  These credit and overdraft facilities are primarily uncommitted facilities that are terminable at the discretion of the lenders.  There was no outstanding balance under these overdraft facilities as of December 31, 2007.

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2007.  See Note 8 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2008	$—
2009	0.9
2010	0.9
2011	64.3
2012	21.4
Thereafter	225.0
Total notes payable	$312.5

Estimated Fair Values of Notes Payable

Amounts outstanding under the Senior Secured Credit Facility and the various European credit facilities outstanding as of December 31, 2007 and 2006 are variable-rate debt obligations.  Accordingly, the estimated fair values of each of these debt obligations approximate their respective book values.  The approximate, aggregate fair value of our notes payable as of December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006
6.75% senior subordinated notes, due 2015	$221.1	$221.6

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect actual fair value.

Note 8 - Leasing Arrangements

We account for our leases following the guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  We have entered into several capital leases for buildings and warehouses with expirations through 2012, with an obligation of $3.4 million as of December 31, 2007.  The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2007 and 2006, were:

(In millions)	2007	2006
Property, plant and equipment	$6.0	$5.6
Less accumulated depreciation	(3.0)	(2.7)
Net property, plant and equipment	$3.0	$2.9

Capital lease obligations	$3.4	$3.4
Less current maturities	(0.4)	(0.3)
Long-term capital lease obligations, net	$3.0	$3.1

In addition to the capital leases above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Rental expense under operating leases was $8.1 million in 2007 and $6.5 million in both 2006 and 2005.

Scheduled future minimum lease payments as of December 31, 2007 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2008	$0.6	$5.6
2009	0.6	4.2
2010	0.5	3.0
2011	0.3	2.4
2012	0.3	1.4
Thereafter	2.5	4.5
Total minimum lease payments	$4.8	$21.1
Less amounts representing interest	1.4
Present value of future minimum capital lease payments	3.4
Less current obligations under capital leases	(0.4)
Long-term obligations under capital leases	$3.0

Note 9 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, as well as retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.

We account for our defined benefit retirement plans and our postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”), No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits  (“FAS 88”), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”) and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

As of December 31, 2006, we adopted FAS 158 which requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated balance sheet.  Upon adoption of FAS 158, we increased our pension liabilities and “accumulated other comprehensive loss” by $17.0 million.  In addition, we recognized as a component of “other comprehensive loss”, the gains or losses and prior service costs and credits that had not been recognized as components of net periodic costs pursuant to FAS 87.  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

These accounting standards require the use of certain assumptions, such as the expected long-term rate of return, discount rate, rate of compensation increase, healthcare cost trend rates, and retirement and mortality rates, to determine the net periodic costs of such plans.  These assumptions are reviewed and set annually at the beginning of each year.  In addition, these models use an “attribution approach” that generally spreads individual events, such as plan amendments and changes in actuarial assumptions, over the service lives of the employees in the plan.  That is, employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of retirement and postretirement benefit plans are earned in, and should follow, the same pattern.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate for our U.S. nonqualified defined benefit and postretirement plans is based on the Mercer Yield Curve which is constructed from a portfolio of high quality corporate bonds rated AA or better for which the timing and amount of cash flows approximate the estimated payouts of the plans.  The discount rate for the U.S. qualified pension plan was based on the plan’s current lump sum interest rates for those expected to receive a lump sum, and for current retirees the expected interest rate that an insurance company will use for a  plan termination.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  These rates used have remained relatively constant over the past three years and are expected to remain constant for 2008.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table and for the U.K. Plans the PMA/PFA 92 C2010 mortality table is used.

In connection with our decision to terminate the U.S. Qualified Plan, we made the decision to liquidate all our equity investments in the plan.  As such, as of December 31, 2007 and 2006, our cash balances in this plan exceed the plan’s targeted range.  Such cash balances were invested in high quality government securities with maturities of one year or less as the termination process continues.  In addition, the U.S. Qualified Plan’s managed fixed income portfolio was liquidated during 2007.  The expected return on plan assets assumption for 2007 reflected this change in investment allocation.

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

U.S. Defined Benefit Retirement Plans

During 2007, we obtained approval from the Pension Benefit Guaranty Corporation to proceed with the termination of the U.S. Qualified Defined Benefit Plan.  In December 2007 we began the process of distributing lump-sum benefit payments and purchasing annuity contracts for all the U.S. qualified plan participants.  During December, we distributed $19.7 million out of the pension fund in the form of lump-sum payments and recognized pension expense of $9.4 million relating to the settlement of benefit obligations, which is included in “Other expense, net” on the accompanying Consolidated Statement of Operations.  We estimate distributions totaling approximately $7.5 million will be made during the first quarter of 2008 to complete the settlement of our pension benefit obligation, for which we will incur approximately $3 million of pension expense.  The estimated $7.5 million of cash payments will be funded by Hexcel.

The following summarizes the U.S. Qualified Plan’s actual and targeted asset allocations as of December 31, 2007, 2006 and 2005:

		Actual
	2007	2006	2005	Policy Range
Asset Class:
Equities	0%	0%	61%	45% - 65%
Fixed Income	0%	39%	39%	30% - 50%
Cash	100%	61%	0%	2% - 10%

Changes made to the actual asset allocations outside of targeted policy ranges as a result of the decision to terminate the U.S. Qualified Plan were approved by our Board of Directors.  We made an additional cash contribution of $5.9 million and $1.9 million in 2007 and 2006, respectively, to the plan to fund lump-sum payments.

Prior to 2007, we utilized long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and asset allocations to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.S. Qualified Plan.  However, as a result of the plan termination, which is expected to be completed during the first quarter of 2008, we expect to have insignificant returns for the 2008 plan year.  Fair value of plan assets as of December 31, 2007 were $0.4 million.

Our funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees is generally to pay benefits as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $1.0 million in 2008 to cover unfunded benefits.

U.S. Postretirement Plans

Under the retirement savings plans, eligible U.S. employees can contribute up to 20% of their annual compensation to an individual 401(k) retirement savings account.  The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year.  We also contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions that are made when we meet or exceed certain performance targets that are set annually.

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 62 after rendering a minimum of 15 or 25 years, respectively, of service to Hexcel.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $1.3 million in 2008 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We maintain defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans, which represented approximately 91% of the total 2007 net periodic benefit cost for European plans.

In April 2007 some changes were made to the U.K. scheme, including that the scheme was closed to new members as of March 31, 2007.  Company contributions were increased by 1% of member’s pensionable salary to 14%.  Member’s contributions remained unchanged at 7.5% although this is now paid via a salary exchange arrangement, which is beneficial to the scheme.  From April 2007 new employees in the UK could enter a defined contribution benefit plan where fixed employee contributions are matched by the company.

As of December 31, 2007, 85% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.K. Plan.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2008 plan year will be 7.1%.  We plan to contribute approximately $2.8 million to the U.K. Plan during the 2008 plan year.

Retirement and Other Postretirement Plans - France

         The employees of our French subsidiaries are entitled to receive a lump-sum payment upon retirement subject to certain service conditions under the provisions of the national chemicals and textile workers collective bargaining agreements.  In addition, our French subsidiaries have recorded a long-term pension obligation to provide stated benefits to three participating employees upon retirement.  The calculations for these obligations are performed annually by an independent actuary.  The amounts attributable to the French plans have been included within the total expense and obligation amounts noted for the European plans.

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our U.S. retirement savings plans for the three years ended December 31, 2007 is detailed in the table below.  The total pension expense, for the years ended December 31, 2006 and 2005, has been adjusted from the previously disclosed expense amounts of $23.7 million and $23.9 million, respectively.  The adjustments had no impact on the consolidated statement of operations.

(In millions)	2007	2006	2005
Defined benefit retirement plans (a)	$23.2	$12.4	$11.3
Union sponsored multi-employer pension plan	0.6	0.6	0.4
Retirement savings plans-matching contributions	2.4	1.9	1.8
Retirement savings plans-profit sharing contributions	6.6	4.2	4.3
Net periodic expense	$32.8	$19.1	$17.8

(a) Defined benefit retirement plan expense for 2007, includes $9.4 million of expense related to the settlement of the U.S. qualified pension plan.

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2007, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2007	2006	2005	2007	2006	2005
Service cost	$1.1	$1.4	$1.1	$4.6	$3.9	$2.8
Interest cost	2.0	2.0	1.9	7.0	6.0	5.3
Expected return on plan assets	(0.8)	(1.1)	(1.1)	(8.1)	(6.2)	(5.4)
Net amortization and deferral	1.6	1.3	1.2	1.4	1.0	1.1
Sub-total	3.9	3.6	3.1	4.9	4.7	3.8
Curtailment and settlement loss	10.2	0.8	0.7	—	—	—
Net periodic pension cost	$14.1	$4.4	$3.8	$4.9	$4.7	$3.8

Postretirement Plans	2007	2006	2005
Service cost	$0.1	$0.1	$0.2
Interest cost	0.7	0.7	0.9
Net amortization and deferral	(0.1)	(0.3)	(0.2)
Curtailment and settlement gain (loss)	0.2	(0.6)	—
Net periodic postretirement benefit cost	$0.9	$(0.1)	$0.9

(In millions)	For the Year Ended December 31, 2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	U.S. Plans	European Plans	Postretirement Plans
Changes in unrecognized prior service costs:
Plan amendments	$0.5	$(8.8)	$(0.5)
Curtailment	(0.8)	—	1.8
Amortization of prior service (cost) credit	(0.2)	0.4	0.3
Total change in unrecognized prior service cost	$(0.5)	$(8.4)	$1.6
Changes in unrecognized actuarial gain (loss):
Recognized actuarial gain (loss)	$(1.4)	$(1.1)	$(0.2)
Curtailment and Settlement (loss) gain	(9.4)	—	(1.2)
Actuarial (gain) loss on benefit obligation	2.2	(10.0)	(0.4)
Investment (gain) loss	0.1	(3.5)	—
Total change in unrecognized actuarial (gain) loss:	$(8.5)	$(14.6)	$(1.8)
Total recognized in other comprehensive income	$(9.0)	$(23.0)	$(0.2)

The Company expects to recognize $3.3 million of net actuarial loss and $0.2 million of net prior service credit as a component of net periodic pension cost in 2008 for its defined benefit plans.  The Company expects to recognize $0.2 million of net prior service credit as a component of net periodic postretirement benefit cost in 2008.  The recognition of net actuarial loss as a component of net periodic postretirement benefit cost in 2008 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2007 and 2006, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation - beginning of year	$39.4	$36.3	$138.1	$110.6	$13.7	$16.2
Service cost	1.1	1.4	4.6	3.9	0.1	0.1
Interest cost	2.0	2.0	7.0	6.0	0.7	0.8
Plan participants’ contributions	—	—	0.8	1.4	0.5	0.6
Amendments	0.5	—	(8.4)	—	(0.5)	—
Actuarial loss (gain)	2.2	2.3	(8.8)	3.1	(0.3)	(2.3)
Benefits and expenses paid	(0.5)	(0.7)	(4.9)	(2.2)	(1.3)	(1.6)
Curtailment and settlement loss (a)	(22.6)	(1.9)	(0.9)	—	(1.5)	(0.1)
Currency translation adjustments	–	–	3.8	15.3	—	—
Benefit obligation - end of year	$22.1	$39.4	$131.3	$138.1	$11.4	$13.7
Change in plan assets:
Fair value of plan assets - beginning of year	$16.5	$15.1	$105.1	$81.6	$—	$—
Actual return on plan assets	0.7	1.4	11.4	10.0	—	—
Employer contributions	6.3	2.6	4.5	2.6	0.8	1.0
Plan participants’ contributions	—	—	0.8	1.4	0.5	0.6
Benefits and expenses paid	(0.5)	(0.7)	(4.6)	(2.1)	(1.3)	(1.6)
Currency translation adjustments	—	—	2.4	11.6	—	—
Settlements	(22.6)	(1.9)	—	—	—	—
Fair value of plan assets - end of year	$0.4	$16.5	$119.6	$105.1	$—	$—
Reconciliation of funded status to net amount recognized:
Unfunded status	$(21.7)	$(22.9)	$(11.7)	$(33.0)	$(11.4)	$(13.7)
Unrecognized actuarial loss	4.4	12.9	16.1	29.0	(0.8)	(2.5)
Unamortized prior service cost (benefit)	0.7	1.2	(8.6)	—	(0.3)	1.5
Net amount recognized	$(16.6)	$(8.8)	$(4.2)	$(4.0)	$(12.5)	$(14.7)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit costs	$—	$—	$—	$—	$—	$—
Current accrued benefit liability	(7.8)	—	—	—	(1.3)	(0.6)
Non current accrued benefit liability	(13.9)	(22.9)	(11.7)	(33.0)	(10.1)	(13.1)
Accumulated other comprehensive loss (income) (before tax for European Plans)	5.1	14.1	7.5	29.0	(1.1)	(1.0)
Net amount recognized	$(16.6)	$(8.8)	$(4.2)	$(4.0)	$(12.5)	$(14.7)

(a)  The 2007 post retirement plan amount includes a FAS 88 curtailment gain of $1.7 million related to discontinued operations.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2007, with the exception of the U.K. Plan which had a measurement date of September 30, 2007.  On January 1, 2008, we remeasured the projected benefit obligation for the U.K. Plan, which resulted in an increase to the projected benefit obligation of $0.2 million.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $21.5 million and $38.3 million as of December 31, 2007 and 2006, respectively.  The U.S. Qualified Plan’s ABO exceeded plan assets by $6.9 million and $11.2 million as of December 31, 2007 and 2006, respectively.  The U.K. Plan’s ABO exceeded plan assets as of December 31, 2007 and 2006, by $1.7 million and $1.9 million, respectively.  This plan’s ABO was $116.9 million and $102.0 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $9.1 million and $0.6 million, respectively, and within “other non-current liabilities” was $35.7 million and $69.0 million, respectively, in the accompanying consolidated balance sheets.

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  In 2006, we utilized the U.K. iBoxx AA Rated Corporate Bond Yield Index for the U.K. Pension Plan.  In 2007 and 2006, as a result of our decision to terminate the U.S. Qualified plan, we used the settlement rate specified to pay lump-sums in the plan to set our discount rate for the U.S. Qualified Plan, while in 2005 we utilized the Mercer Yield Curve as a benchmark to set our discount rate for this plan.  For 2007, 2006 and 2005, we also used the Mercer Yield Curve to set our discount rate for the U.S. non-qualified plans.  Prior to 2005, we set our discount rate for all U.S. plans based on a Moody Aa benchmark.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

Salary increase assumptions are based on historical experience and anticipated future management actions.  For the postretirement health care and life insurance benefit plans, we review external data and our historical trends for health care costs to determine the health care cost trend rates.  Retirement rates are based primarily on actual plan experience and mortality rates are based on the RP2000 mortality table.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2007, 2006 and 2005 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2007	2006	2005
U.S. defined benefit retirement plans:
Discount rates	5.15%– 6.50%	4.75% – 5.75%	5.5%
Rate of increase in compensation	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	N/A	5.0%	7.5%

European defined benefit retirement plans:
Discount rates	5.0% – 5.7%	4.5% – 5.75%	5.3% – 5.75%
Rates of increase in compensation	0.0% – 4.1%	0.0% – 4.0%	0.0% – 4.0%
Expected long-term rates of return on plan assets	5.0% – 6.0%	4.5% – 7.5%	5.0% – 8.0%

Postretirement benefit plans:
Discount rates	6.0%	5.75%	5.5%
Rates of increase in compensation	N/A	4.5%	4.0% – 4.5%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2008 pension expense (including the FAS 88 settlement charge for terminating the U.S. qualified pension plan), and the impact on our retirement obligation as of December 31, 2007 for a one-percentage-point change in the discount rate:

	Non Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.0)
Discount rate		$(0.1)		$0.1	$(1.8)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.2
Discount rate		$0.1		$(0.1)	$2.6

Retirement obligation
One-percentage-point increase in discount rate		$(0.8)		$(0.7)	$(31.0)
One-percentage-point decrease in discount rate		$0.8		$0.8	$19.0

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 9.0% for medical and 5.0% for dental and vision for 2008.  The medical rates are assumed to gradually decline to 5.0% by 2013, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have a unfavorable and favorable impact of approximately $0.4 million, respectively, on the postretirement benefit obligation for both 2007 and 2006.

Note 10 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2007, were as follows:

(In millions)	2007	2006	2005
Income before income taxes:
U.S.	$67.5	$55.8	$(2.6)
International	24.9	23.9	16.4
Total income before income taxes	$92.4	$79.7	$13.8

Provision for income taxes:
Current:
U.S.	$10.3	$2.7	$(4.3)
International	13.0	15.5	9.1
Current provision for income taxes	23.3	18.2	4.8
Deferred:
U.S.	10.7	21.3	(118.8)
International	(0.6)	(4.8)	0.2
Deferred provision (benefit) for income taxes	10.1	16.5	(118.6)
Total provision (benefit) for income taxes	$33.4	$34.7	$(113.8)

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2007, is as follows:

(In millions)	2007	2006	2005
Provision for taxes at U.S. federal statutory rate	$32.4	$33.4	$4.8
State and local taxes, net of federal benefit	0.6	0.3	0.2
Foreign effective rate differential	1.8	2.6	4.0
Other	(2.0)	0.7	(3.6)
Adjustment to state deferred tax assets (a)	(1.9)	—	—
Valuation allowance	2.5	(2.3)	(119.2)
Total provision (benefit) for income taxes	$33.4	$34.7	$(113.8)

(a)          Included in the provision recorded in the fourth quarter of 2007 was a net benefit of $1.9 million, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carryforwards, offset by other discrete items of $0.4 million.

As of December 31, 2007 and 2006, we have made no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2007 and 2006 were:

(In millions)	2007	2006
Assets
Net operating loss carryforwards	$57.4	$49.8
Unfunded pension liability	10.7	8.6
Accelerated amortization	43.0	53.7
Capital loss carryforwards	8.5	8.7
Reserves and other	31.6	41.5
Subtotal	151.2	162.3
Valuation allowance	(28.9)	(26.4)
Total assets	$122.3	$135.9
Liabilities
Accelerated depreciation	(14.7)	(11.8)
Other	(1.8)	(1.3)
Total liabilities	(16.5)	(13.1)
Net deferred tax asset	$105.8	$122.8

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2007 and 2006 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, and other non-current liabilities, respectively, in the consolidated balance sheets:

(In millions)	2007	2006
Current deferred tax assets, net	$21.0	$22.2
Long-term deferred tax assets, net	88.7	103.1
Long-term deferred tax liability, net	(3.9)	(2.5)
Net deferred tax assets	$105.8	$122.8

Included in the 2006 provision for income taxes was the reversal of $4.5 million of the valuation allowance against our U.S. deferred tax assets related to capital losses.  This reversal was made in connection with the sale of our investment in TechFab, which resulted in a gain that was offset by a capital loss carryforward.

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

The valuation allowance as of December 31, 2007 and 2006 related to net operating loss carryforwards of our Belgian subsidiary, and certain UK subsidiaries, certain state temporary differences, state net operating loss carryforwards and capital loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

In the fourth quarter of 2006, we identified errors in our accounting for certain deferred tax assets as of December 31, 2005.  These errors have been corrected under the provisions of SAB 108.  Specifically, the accounting for the deferred tax asset arising from the minimum pension obligation reflected in AOCI as of December 31, 2005 was overstated and resulted in an overstatement of the release of the valuation allowance against our U.S. net deferred tax assets as of that date.  Additionally, we identified unrecorded deferred tax assets as of December 31, 2005 primarily related to general business and foreign tax credits, and capital loss carryforwards.  The impact of these and other adjustments is a net increase in deferred tax assets of $10.3 million and an increase in the valuation allowance of $13.8 million.

Net Operating Loss Carryforwards

As of December 31, 2007, we had net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $125 million and $35.7 million, respectively.  The Company generated net operating loss carryforwards of $17.4 million during 2007, attributable to excess tax deductions on stock option activity, which will be realized as a benefit to APIC when they reduce income taxes payable.  On March 19, 2003, we completed a refinancing of our capital structure, and as a result, we had an “ownership change” pursuant to IRC Section 382, which will limit our ability to utilize net operating losses against future U.S. taxable income to $5.3 million per annum.  Our U.S. net operating losses begin to expire in 2019 and continue to expire through 2022.  Our foreign net operating losses can be carried forward without limitation.

Uncertain Tax Positions

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in an increase to the January 1, 2007 accumulated deficit balance in the amount of $1.6 million, a decrease in deferred tax liabilities of $1.0 million, and an increase in accrued interest of $1.7 million. Our unrecognized tax benefits at December 31, 2007, relates to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

(In millions)	Unrecognized Tax Benefits
Balance as of January 1, 2007	$15.3
Additions based on tax positions related to the current year	3.5
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.7)
Decreases relating to settlements with tax authorities	(1.1)
Expiration of the statute of limitations for the assessment of taxes	(0.9)
Other, including currency translation	1.7
Balance as of December 31, 2007	$18.5

Included in the unrecognized tax benefits of $18.5 million at December 31, 2007 was $15.3 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the condensed consolidated statements of operations.  During 2007, we accrued potential interest of $0.2 million, net of reversals related to the unrecognized tax benefits. As of December 31, 2007, we have recorded a liability of $3.3 million for the payment of interest.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2003. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2004 onward), France (2005 onward), Spain (2003 onward) and UK (2005 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of December 31, 2007, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the statute of limitations.  During the third quarter of 2007, the Company favorably settled an income tax audit in one of its international locations.  As a result of this settlement, the company reversed certain tax reserves related to the audit, which had been previously established under FIN 48.

Note 11 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2007, 2006 and 2005 was as follows:

(Number of shares in millions)	2007	2006	2005
Common stock:
Balance, beginning of year	95.5	94.1	55.0
Conversion of mandatorily redeemable convertible preferred stock	—	—	36.8
Activity under stock plans	2.1	1.4	2.3
Balance, end of year	97.6	95.5	94.1
Treasury stock:
Balance, beginning of year	1.7	1.5	1.4
Repurchased	0.1	0.2	0.1
Balance, end of year	1.8	1.7	1.5
Common stock outstanding	95.8	93.8	92.6

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

On December 29, 2005, we announced the conversion of the remaining 70,729 shares of our outstanding Series A Convertible Preferred Stock into 23,576,330 shares of our common stock.  As a result of the conversion, there are no longer any shares of any class of capital stock outstanding other than common stock.

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

Note 12 - Related Parties

On December 19, 2000, investment funds controlled by The Goldman Sachs Group, Inc. (the “Goldman Sachs Investors”) completed a purchase of approximately 14.5 million of the approximately 18 million shares of Hexcel common stock owned by Ciba Specialty Chemicals Holding, Inc. and certain of its affiliates.  At such time, the shares acquired by the Goldman Sachs Investors represented approximately 39% of our outstanding common stock.  In addition, Hexcel and the Goldman Sachs Investors entered into a governance agreement that became effective on December 19, 2000.  Under this governance agreement, the Goldman Sachs Investors had the right to, among other things, designate up to three directors to sit on our board of directors.  The governance agreement expired upon the completion of the sale of common stock by the Goldman Sachs Investors pursuant to a series of secondary offerings.

During the years ended December 31, 2006 and 2005, the Company paid $8.7 million and $7.4 million, respectively, to an affiliate of the Goldman Sachs Investors for underwriting services.  The Company incurred these expenses in conjunction with private offerings of our 6.75% Senior Subordinated Notes and the public sale during 2006 and 2005.

Note 13 - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of the date of adoption.  In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2007 and 2006 are not directly comparable to fiscal 2005.

Prior to adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applied the accounting rules under APB 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on our net income and net income per share for the year ended December 31, 2005 assuming we had applied the fair value recognition provisions of FAS 123(R) to awards granted under the Company’s stock-based compensation plans prior to the adoption of this standard:

(In millions, except per share data)	2005
Net income available to common shareholders, as reported	$110.5
Add: Stock-based compensation expense included in reported net income, net of tax	1.6
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(3.7)
Pro forma net income	$108.4

Basic net income per common share:
As reported	$1.84
Pro forma	$1.81

Diluted net income per common share:
As reported	$1.51
Pro forma	$1.49

Adoption of SFAS 123(R)

The following table details the stock-based compensation expense by type of award and the effect of FAS 123(R) adoption for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(In millions, except per share data)	2007	2006
Non-qualified stock options	$4.2	$4.4
Restricted stock, service based (“RSUs”)	3.9	3.3
Restricted stock, performance based (“PRSUs”)	2.3	0.6
Stock-based compensation expense before tax effect	10.4	8.3
Tax effect on stock-based compensation expense	4.1	3.2
Total stock-based compensation expense, net of tax	$6.3	$5.1
Effect on net income from continuing operations per basic share	$0.07	$0.05
Effect on net income from continuing operations per diluted share	$0.07	$0.05

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2007 is as follows:

(In millions)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2004	7.5	$8.31
Options granted	0.6	$14.51
Options exercised	(2.1)	$7.16
Options expired or forfeited	—	$—
Outstanding at December 31, 2005	6.0	$8.95	5.41
Options granted	0.3	$21.95
Options exercised	(1.0)	$9.34
Options expired or forfeited	(0.1)	$19.84
Outstanding at December 31, 2006	5.2	$9.40	5.15
Options granted	0.5	$18.37
Options exercised	(1.9)	$8.66
Options expired or forfeited	(0.1)	$18.20
Outstanding at December 31, 2007	3.7	$10.62	5.07

	Year Ended December 31,
(In millions, except weighted average exercise price)	2007	2006
Aggregate intrinsic value for outstanding options	$49.9	$41.3
Aggregate intrinsic value for exercisable options	$44.4	$38.8
Total intrinsic value of options exercised	$27.0	$12.1
Total number of options exercisable	2.8	4.2
Weighted average exercise price of options exercisable	$8.64	$8.09
Total unrecognized compensation cost on nonvested options (a)	$2.3	$3.2

(a)             Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2007:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.37	—	3.15	0.8	4.86	$3.03	0.8	$3.03
$4.50	—	6.68	0.1	2.44	$5.75	0.1	$5.75
$7.38	—	11.00	1.5	3.88	$9.51	1.4	$9.45
$12.00	—	20.82	1.0	6.64	$15.64	0.4	$13.80
$22.00	—	26.94	0.3	7.57	$22.09	0.1	$22.21
$1.37	—	26.94	3.7	5.07	$10.62	2.8	$8.64

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black Scholes option pricing model with the following assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	4.84%	4.50%	3.74%
Expected option life (in years) Executive	5.97	5.90	5.66
Expected option life (in years) Non-Executive	5.24	5.43	5.10
Dividend yield	—%	—%	—%
Volatility	40.94%	46.44%	56.33%
Weighted-average fair value per option granted	$8.41	$10.87	$7.88

        We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  Consistent with 2006, the risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.  No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Restricted Stock Units — Service Based

As of December 31, 2007, a total of 408,393 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2007 and 2006:

(In millions)	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	0.4	$9.38
RSUs granted	0.2	$21.95
RSUs issued	(0.3)	$7.78
RSUs forfeited	—	$—
Outstanding at December 31, 2006	0.3	$16.73
RSUs granteda	0.3	$18.90
RSUs issued	(0.2)	$18.38
RSUs forfeited	—	$—
Outstanding at December 31, 2007	0.4	$18.39

As of December 31, 2007, there was total unrecognized compensation cost related to nonvested RSUs of $2.3 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2007, a total of 301,512 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various earnings targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs also contain a one year service period restriction that commences immediately after the conclusion of the two year performance period.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary of the Company’s PRSU activity for the years ended December 31, 2007 and 2006:

(In millions)	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
PRSUs granted	0.1	$21.97
PRSUs issued	—	$—
PRSUs forfeited	—	$—
Outstanding at December 31, 2006	0.1	$21.97
PRSUs granted	0.2	$18.26
PRSUs issued	—	$—
PRSUs forfeited	—	$—
Outstanding at December 31, 2007	0.3	$19.19

As of December 31, 2007, there was total unrecognized compensation cost related to nonvested PRSUs of $2.8 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Stock-Based Compensation Cash Activity

        During 2007, cash received from stock option exercises and from employee stock purchases was $16.1 million.  We used $1.9 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs converted during the year ended December 31, 2007.  We realized a tax benefit of $7.1 million in connection with stock options exercised and RSUs converted during 2007.

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

Shares Authorized for Grant

As of December 31, 2007, an aggregate of 3.6 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

We maintain an ESPP, under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  As of December 31, 2007, the number of shares of common stock reserved for future issuances under the ESPP was 0.2 million.  Shares of common stock issued under the ESPP during 2007 and 2006 were 12,053 and 14,237, respectively.

Note 14 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2007, 2006 and 2005, are as follows:

(In millions, except per share data)	2007	2006	2005
Net income from continuing operations	$63.3	$64.9	$131.2
(Loss) income from discontinued operations	(5.1)	1.0	10.1
Gain on sale of discontinued operations	3.1	—	—
Net income	$61.3	$65.9	$141.3
Deemed preferred dividends and accretion	—	—	(30.8)
Net income available to common shareholders	$61.3	$65.9	$110.5

Basic net income per common share:
Weighted average common shares outstanding	94.7	93.4	60.0

Net income from continuing operations per common share	$0.67	$0.70	$1.67
(Loss) income from discontinued operations per common share	(0.02)	0.01	0.17
Basic net income per common share	$0.65	$0.71	$1.84

Diluted net income per common share:
Weighted average common shares outstanding — Basic	94.7	93.4	60.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4	0.4
Stock options	1.3	1.7	1.8
Mandatorily redeemable convertible preferred stock	—	—	31.5
Weighted average common shares outstanding — Diluted	96.5	95.5	93.7

Net income from continuing operations per share	$0.66	$0.68	$1.40
(Loss) income from discontinued operations per share	(0.02)	0.01	0.11
Diluted net income per common share	$0.64	$0.69	$1.51

Anti-dilutive shares outstanding, excluded from computation	0.7	0.4	0.2

Note 15 — Derivative Financial Instruments

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap is 3 years, and is scheduled to mature on July 1, 2008. The swap is accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap match the terms of the bank loan.  At June 29, 2007 we terminated the swap and received a cash payment of $0.6 million.  The amounts deferred will be released from OCI in July 2008.  The fair value of this swap at December 31, 2006 was an asset of $1.0 million.  A net gain of $0.7 million and $0.6 million were recognized as a component of “interest expense” for 2007 and 2006, respectively.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at

December 31, 2007 and December 31, 2006 was a liability of $10.6 million and $2.7 million, respectively.  A net charge to interest expense of $0.1 million related to the excluded portion of the derivative was recorded in 2007.  A net credit to interest expense of $0.4 million related to the interest coupons was recorded during 2007.  The impact to interest expense for the fourth quarter of 2006 was immaterial.

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The balance at December 31, 2006 of both the loan and the swap agreement, after scheduled amortization, was 4.5 million Euros against $5.9 million.  The swap agreement expired on December 31, 2007.  The fair value and carrying amount of this swap agreement was a liability of $1.2 million at December 31, 2006. During 2007 and 2006, hedge ineffectiveness was immaterial.  A net loss of $0.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, was recognized as interest expense.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through June 2010.  The aggregate notional amount of these contracts was $124.0 million and $72.6 million at December 31, 2007 and 2006, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2007, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2007, 2006 and 2005 was as follows:

(In millions)	2007	2006	2005
Unrealized gains (losses) at beginning of period	$3.9	$(2.3)	$1.3
(Gains) losses reclassified to net sales	(3.1)	0.1	0.6
Increase (decrease) in fair value, net of tax	2.4	6.1	(4.2)
Unrealized gains (losses) at end of period	$3.2	$3.9	$(2.3)

Unrealized gains of $2.3 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2007 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

Note 16 — Commitments and Contingencies

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

Environmental Matters

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $1.7 million as of December 31, 2007.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Finally, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, without withdrawing our defenses.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000. Hexcel contributed approximately 0.01% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well. EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although it is likely that Hexcel will incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Environmental remediation reserve activity for the years ended December 31, 2007, 2006, 2005 was as follows:

	For the year ended
(In millions)	December 31, 2007	December 31, 2006	December 31, 2005
Beginning remediation accrual balance	$5.3	$4.2	$4.8
Current period expenses	0.6	3.9	0.8
Cash expenditures	(2.7)	(2.8)	(1.4)
Ending remediation accrual balance	$3.2	$5.3	$4.2

Capital expenditures for environmental matters	$2.3	$0.8	$1.1

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2007 and 2006, our aggregate environmental related accruals were $3.2 million and $5.3 million, respectively. As of December 31, 2007 and 2006, $2.1 million and $2.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.6 million and $2.7 million higher at December 31, 2007 and 2006, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Litigation

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

Hercules Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber products.  As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits (Hercules Incorporated v. Hexcel, filed in the Supreme Court of State of New York, County of New York, December, 6, 2004).  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint.  Hercules appealed the dismissal.  On February 7, 2008 the Appellate Division court unanimously affirmed the dismissal.  Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim was not part of the motion for summary judgment and has yet to go to trial, but we intend to defend it vigorously.  We have not recorded a reserve related to this matter as we do not consider the likelihood of an unfavorable judgment probable.

Product Warranty

Warranty expense for the years ended December 31, 2007, 2006 and 2005, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2007 and 2006, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2004	$5.0
Warranty expense	0.8
Deductions and other	(2.7)
Balance as of December 31, 2005	$3.1
Warranty expense	3.3
Deductions and other	(1.8)
Balance as of December 31, 2006	$4.6
Warranty expense	1.8
Deductions and other	(3.5)
Balance as of December 31, 2007	$2.9

Note 17 — Supplemental Cash Flow

Supplemental cash flow information, including non-cash financing and investing activities, for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

(In millions)	2007	2006	2005
Cash paid for:
Interest	$24.5	$26.0	$40.0
Taxes	$18.0	$9.8	$12.8

Non-cash items:
Conversion of mandatorily redeemable convertible preferred stock	$—	$—	$121.3

Note 18 — Accumulated Other Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006
Currency translation adjustments (a)	$40.3	$26.4
Accrued minimum pension liability, net of tax (b)	—	(15.8)
Net unrealized gains on financial instruments, net of tax (c)	3.7	4.6
Pension obligation — FAS 158 (d)	(11.4)	(17.0)
Accumulated other comprehensive income (loss)	$32.6	$(1.8)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of $1.9 million at December 31, 2006.
(c)	Reduced by the tax impact of $1.4 million and $1.7 million at December 31, 2007 and 2006, respectively.
(d)	Reduced by the tax impact of $1.0 million and $7.1 million at December 31, 2007 and 2006, respectively.

Note 19 - Segment Information

The financial results for our segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of assisting in making internal operating decisions.  We evaluate the performance of our segments based on operating income, and generally account for intersegment sales based on arm’s length prices.  Corporate and certain other expenses are not allocated to the segments, except to the extent that the expense can be directly attributable to the segment.

Effective January 1, 2007, we revised our segments to reflect our strategic and operational realignment and to focus on advanced composites.  We have eliminated our three former global business units and consolidated all our composites related activities into a single organization.  Based upon our review of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that we will now report two segments, Composite Materials and Engineered Products.

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each segment, we have also reported disaggregated sales by end market.

The following tables present financial information on our segments as of December 31, 2007, 2006 and 2005, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2007	$941.9	$229.2	$—	$1,171.1
2006	858.2	191.3	—	1,049.5
2005	791.5	166.1	—	957.6
Intersegment sales
2007	$34.0	$2.5	$(36.5)	$—
2006	28.3	0.5	(28.8)	—
2005	21.8	2.4	(24.2)	—
Operating income (loss)
2007	$142.8	$21.3	$(49.2)	$114.9
2006	119.1	21.8	(37.5)	103.4
2005	118.3	13.5	(47.5)	84.3
Depreciation and amortization
2007	$35.9	$3.8	$0.1	$39.8
2006	33.7	3.6	0.1	37.4
2005	35.2	3.5	0.1	38.8
Equity in earnings from and gain on sale of affiliated companies
2007	$—	$4.3	$—	$4.3
2006	17.6	2.3	—	19.9
2005	2.9	0.7	—	3.6
Business consolidation and restructuring expenses
2007	$6.4	$0.9	$—	$7.3
2006	9.9	0.1	(0.1)	9.9
2005	2.4	0.5	—	2.9
Business consolidation and restructuring payments
2007	$12.9	$2.0	$—	$14.9
2006	3.6	0.1	—	3.7
2005	1.8	0.7	0.2	2.7
Other expense, net
2007	$3.2	$—	$9.4	$12.6
2006	—	—	—	—
2005	—	—	15.1	15.1
Segment assets
2007	$793.5	$176.2	$90.8	$1,060.5
2006	669.5	153.8	191.2	1,014.5
2005	662.3	75.0	143.3	880.6
Investments in affiliated companies
2007	$—	$17.0	$—	$17.0
2006	—	11.1	—	11.1
2005	5.8	8.5	—	14.3
Capital expenditures and deposits for capital purchases
2007	$111.4	$7.2	$2.0	$120.6
2006	109.9	4.8	3.2	117.9
2005	58.8	2.6	2.9	64.3

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2007, 2006 and 2005:

(In millions)	2007	2006	2005
Net sales by Geography (a):
United States	$552.2	$470.8	$436.6
International
France	238.3	233.3	208.6
Austria	160.2	136.0	113.4
United Kingdom	100.8	96.4	96.3
Other	119.6	113.0	102.7
Total international	618.9	578.7	521.0
Total consolidated net sales	$1,171.1	$1,049.5	$957.6

Net Sales to External Customers (b):
United States	$467.2	$379.4	$353.5
International
France	128.8	127.8	117.6
Spain	75.9	87.9	88.3
Germany	87.2	76.6	71.1
United Kingdom	65.5	67.6	56.1
Other	346.5	310.2	271.0
Total international	703.9	670.1	604.1
Total	$1,171.1	$1,049.5	$957.6

Long-lived assets (c):
United States	$271.4	$226.1	$150.6
International
France	44.5	37.2	32.2
United Kingdom	40.2	44.6	38.1
Other	98.8	51.8	37.0
Total international	183.5	133.6	107.3
Total consolidated long-lived assets	$454.9	$359.7	$257.9

(a)      Net sales by geography based on the location in which the sale was manufactured.

(b)      Net sales to external customers based on the location to which the sale was delivered.

(c)      Long-lived assets primarily consist of property, plant and equipment.

Note:      Certain prior years’ revenues have been reclassified to conform to the 2007 presentation.

Significant Customers

The Boeing Company and its subcontractors accounted for approximately 25%, 24% and 23% of 2007, 2006 and 2005 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 22%, 26% and 27% of 2007, 2006 and 2005 net sales, respectively.

Note 20 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2004	$3.3	$1.0	$4.3
Business consolidation and restructuring expenses	1.1	1.8	2.9
Cash expenditures	(0.6)	(2.1)	(2.7)
Currency translation adjustments	(0.3)	—	(0.3)
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	8.0	1.9	9.9
Cash expenditures	(1.4)	(2.3)	(3.7)
Currency translation adjustments and other adjustments	0.6	—	0.6
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2007	$3.1	$0.3	$3.4

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  During 2007 and 2006, we recorded business consolidation and restructuring expenses of $3.0 and $7.6 million in connection with this action.  We expect this program will be substantially completed by March 31, 2008.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$—	$—	$—
Business consolidation and restructuring expenses	7.4	0.2	7.6
Cash expenditures	(0.4)	(0.2)	(0.6)
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	2.8	0.2	3.0
Cash expenditures	(7.8)	—	(7.8)
Non-cash usage, including asset write-downs	—	(0.2)	(0.2)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2007	$2.3	$—	$2.3

Livermore 2004 Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  We recognized $4.7 million for the year ended December 31, 2007 and $1.8 million of expense for both of the years ended December 31, 2006 and 2005, associated with the facility closure and consolidation activities.  We made cash payments of $6.4 and $1.4 million during 2007 and 2006, respectively, related to employee severance and facility closure and consolidation activities.  The plant ceased operations on March 31, 2007.  The Livermore facility has now been dismantled and the site is being remediated as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  This program had an accrued balance of $0.1 million as of December 31, 2007 for severance obligations and is adequate for the estimated future requirements related to the program.  Clean-up expenses will continue to be incurred into 2008 until the land sale is completed.

November 2001 Program

In November 2001, we announced a program to restructure business operations as a result of reductions in commercial aircraft production rates.  There was minimal activity in the program during 2005, 2006 and 2007 as this program is substantially complete.  During 2007 we reduced our accrued balance related to this program by $0.9 million as the statute of limitations expired related to certain recorded liabilities.  As of December 31, 2007, the accrued balances related to this program are for future severance obligations of $0.6 million and lease payments of $0.2 million that will continue into 2009 and are adequate for the estimated future requirements related to the program.

Note 21 – Other Expense, net

Other expense, net, for the years ended December 31, 2007 and 2005, consisted of the following:

(In millions)	2007	2005
Pension settlement expense	$9.4	$—
Impairment expense	3.2	—
Gains on sale of assets	—	(1.4)
Accrual for certain legal matters	—	16.5
Other expense, net	$12.6	$15.1

In connection with the termination of our U.S. Qualified Pension Plan, as described in Note 9, we recorded $9.4 million of pension expense during 2007.  We also recorded an impairment charge of $3.2 million during 2007 related to purchased technology and certain related fixed assets.  During 2005, we recorded an accrual of $16.5 million for the settlement of litigation matters and sold surplus land at one of our U.S. manufacturing facilities for net cash proceeds of $1.4 million and recognized a gain of $1.4.

Note 22 – Non-Operating Expense, Net

Non-operating expense, net, was $1.1 million, $0.1 million and $40.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  During the year ended December 31, 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $86.8 million with the net proceeds from asset sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit), the February 2007 sale of our European Architectural business and the August 2007 sale of our EBGI business.  As a result of the prepayment and early retirement of debt, we have recorded a loss resulting from the accelerated write-off of deferred financing costs of $1.1 million.

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

Note 23 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2007 and 2006 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$282.6	$289.8	$281.1	$317.6
Gross margin	71.5	70.4	66.9	74.2
Business consolidation and restructuring expenses	1.1	0.5	2.6	3.2
Other expense, net	—	—	—	12.6
Operating income	29.9	34.0	30.2	20.8
Non-operating expense, net	0.4	—	0.5	0.1
Net income (loss) from continuing operations	14.8	17.5	18.1	13.0
Income (loss) from discontinued operations	8.7	(8.7)	(0.8)	(1.2)
Net income available to common shareholders	23.5	8.8	17.3	11.8

Income from continuing operations
Basic	$0.16	$0.18	$0.19	$0.14
Diluted	$0.15	$0.18	$0.19	$0.13

Net income per common share:
Basic	$0.25	$0.09	$0.18	$0.12
Diluted	$0.24	$0.09	$0.18	$0.12

Market price:
High	$20.30	$23.85	$27.91	$27.19
Low	$16.20	$19.26	$20.03	$19.95

2006
Net sales	$260.3	$274.0	$252.3	$262.9
Gross margin	64.6	67.5	57.3	59.1
Business consolidation and restructuring expenses	0.8	0.3	0.5	8.2
Operating income	28.1	33.9	23.9	17.5
Non-operating expense, net	—	—	—	0.1
Net income from continuing operations	$14.0	$18.0	$15.2	$17.7
Income (loss) from discontinued operations	0.5	(0.4)	0.5	0.4
Net income (loss) available to common shareholders	14.5	17.6	15.7	18.1

Income from continuing operations
Basic	$0.15	$0.19	$0.16	$0.19
Diluted	$0.15	$0.19	$0.16	$0.19

Net income (loss) per common share:
Basic	$0.16	$0.19	$0.17	$0.19
Diluted	$0.15	$0.19	$0.16	$0.19

Market price:
High	$23.21	$24.91	$16.02	$19.01
Low	$17.60	$13.80	$13.28	$13.61

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense	Deductions and other	Balance at end of year
Year ended December 31, 2007
Allowance for doubtful accounts	$1.6	$1.3	$(0.7)	$2.2
Allowance for obsolete and unmarketable inventory	14.9	5.3	(0.7)	19.5

Year ended December 31, 2006
Allowance for doubtful accounts	$3.3	$0.4	$(2.1)	$1.6
Allowance for obsolete and unmarketable inventory	14.8	3.0	(2.9)	14.9

Year ended December 31, 2005
Allowance for doubtful accounts	$3.4	$0.3	$(0.4)	$3.3
Allowance for obsolete and unmarketable Inventory	16.6	1.1	(2.9)	14.8