Form 10-Q
period 2008-03-31
HEXCEL CORP /DE/
filed 2008-04-30
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

Large accelerated filer     ☒     Accelerated filer     ☐     Non-accelerated filer     ☐     Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2008
COMMON STOCK	95,938,253

HEXEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$26.4	$28.1
Accounts receivable, net	237.7	192.8
Inventories, net	202.4	179.4
Prepaid expenses and other current assets	27.2	34.7
Total current assets	493.7	435.0

Property, plant and equipment	920.0	858.8
Less accumulated depreciation	(433.4)	(415.7)
Net property, plant and equipment	486.6	443.1

Goodwill and intangible assets	57.1	56.8
Investments in affiliated companies	18.8	17.5
Deferred tax assets	87.9	88.7
Other assets	19.6	19.4

Total assets	$1,163.7	$1,060.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$0.6	$0.4
Accounts payable	162.8	144.2
Accrued liabilities	77.2	99.7
Total current liabilities	240.6	244.3

Long-term notes payable and capital lease obligations	371.1	315.5
Other non-current liabilities	83.5	73.1
Total liabilities	695.2	632.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 97.8 and 97.6 shares issued at March 31, 2008 and December 31, 2007, respectively	1.0	1.0
Additional paid-in capital	519.5	513.3
Accumulated deficit	(74.2)	(97.4)
Accumulated other comprehensive income	45.1	32.6
	491.4	449.5
Less – Treasury stock, at cost, 1.8 shares at March 31, 2008 and December 31, 2007	(22.9)	(21.9)
Total stockholders’ equity	468.5	427.6

Total liabilities and stockholders’ equity	$1,163.7	$1,060.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2008	2007

Net sales	$344.5	$282.6
Cost of sales	264.4	211.1
Gross margin	80.1	71.5

Selling, general and administrative expenses	31.9	31.0
Research and technology expenses	8.5	9.5
Business consolidation and restructuring expenses	0.6	1.1
Other operating expense	2.7	—
Operating income	36.4	29.9

Interest expense, net	5.0	5.7
Non-operating expense	—	0.4
Income from continuing operations before income taxes, equity in earnings and discontinued operations	31.4	23.8
Provision for income taxes	9.6	10.0
Income from continuing operations before equity in earnings and discontinued operations	21.8	13.8
Equity in earnings of affiliated companies	1.4	1.0
Net income from continuing operations	23.2	14.8
Income from discontinued operations, net of tax	—	1.9
Gain on sale of discontinued operations, net of tax	—	6.8
Net income	$23.2	$23.5

Basic net income per common share:
Continuing operations	$0.24	$0.16
Discontinued operations	—	0.09
Net income	$0.24	$0.25

Diluted net income per common share:
Continuing operations	$0.24	$0.15
Discontinued operations	—	0.09
Net income	$0.24	$0.24

Weighted average common shares outstanding:
Basic	96.1	94.0
Diluted	97.7	96.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2008	2007

Cash flows from operating activities
Net income	$23.2	$23.5
Income from discontinued operations, net of tax	—	8.7
Net income from continuing operations	23.2	14.8
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	11.0	9.7
Amortization of debt discount and deferred financing costs	0.4	0.4
Deferred income taxes	5.6	5.4
Business consolidation and restructuring expenses	0.6	1.1
Business consolidation and restructuring payments	(1.5)	(2.1)
Equity in earnings from affiliated companies	(1.4)	(1.0)
Stock-based compensation	5.2	4.9
Excess tax benefits on stock-based compensation	(0.4)	(1.6)
Loss on early retirement of debt	—	0.4

Changes in assets and liabilities:
Increase in accounts receivable	(35.3)	(17.2)
Increase in inventories	(15.4)	(14.1)
Decrease in prepaid expenses and other current assets	4.6	1.6
Decrease in accounts payable and accrued liabilities	(13.3)	(15.2)
Other – net	2.0	2.5
Net cash used for operating activities – continuing operations	(14.7)	(10.4)

Cash flows from investing activities
Capital expenditures	(43.9)	(15.6)
Net proceeds from sale of discontinued operations	—	25.0
Investment in affiliated companies	—	(2.0)
Net cash (used for) provided by investing activities – continuing operations	(43.9)	7.4

Cash flows from financing activities
Borrowings from senior secured credit facility – revolver, net	55.7	45.0
Repayments of senior secured credit facility – term B loan	—	(35.8)
Repayments of capital lease obligations and other debt, net	(0.1)	—
Activity under stock plans, including excess tax benefits on stock-based compensation	(0.3)	3.3
Net cash provided by financing activities – continuing operations	55.3	12.5
Net cash used for operating activities, discontinued operations	—	(1.5)
Net cash used for investing activities, discontinued operations	—	(0.7)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.5
Net (decrease) increase in cash and cash equivalents	(1.7)	7.8
Cash and cash equivalents at beginning of period	28.1	25.7
Cash and cash equivalents at end of period	$26.4	$33.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.  The accompanying condensed consolidated financial statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited 2007 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Hexcel Corporation’s 2007 Annual Report on Form 10-K.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

Note 2 - Inventories, net

(In millions)	March 31, 2008	December 31, 2007
Raw materials	$95.4	$86.6
Work in progress	58.9	45.4
Finished goods	69.1	66.9
Total inventories, gross	$223.4	$198.9
Inventory allowances	(21.0)	(19.5)
Total inventories, net	$202.4	$179.4

Note 3 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.  We have completed the settlement of substantially all U.S. qualified defined benefit plan pension obligations as of March 31, 2008.  Refer to our 2007 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2008 and 2007 were as follows:

	U.S. Plans		European Plans
	Quarter Ended March 31,		Quarter Ended March 31,
(In millions)	2008	2007	2008	2007
Service cost	$0.4	$0.3	$1.1	$0.9
Interest cost	0.3	0.5	1.9	1.7
Expected return on plan assets	—	(0.2)	(2.1)	(1.9)
Net amortization and deferral	—	0.4	(0.1)	0.2
Sub-total	0.7	1.0	0.8	0.9
Curtailment and settlement loss	2.7	0.2	—	—
Net periodic benefit cost	$3.4	$1.2	$0.8	$0.9

Contributions

We contributed $6.7 million and $0.3 million to our U.S. qualified and non-qualified defined benefit retirement plans during the first quarters of 2008 and 2007, respectively.  Of the total contributed during 2008, $6.4 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $9.7 million.  We recorded a pre-tax loss of $2.7 million during the quarter on the final settlement, bringing the total U.S. qualified plan settlement costs to $12.1 million.

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2008 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2007 fiscal year.  Accrued benefit costs for the U.S. non-qualified defined benefit retirement plans as of March 31, 2008 were $15.1 million, of which $0.3 million is included within accrued liabilities and $14.8 million is included within other non-current liabilities.  Accrued benefit costs for the U.S. qualified and non-qualified defined benefit retirement plans as of December 31, 2007 were $21.7 million, of which $7.8 million is included within current accrued liabilities and $13.9 million is included within other non-current liabilities.

In addition, we contributed $0.8 million and $0.6 million to our European defined benefit retirement plans in the first quarters of 2008 and 2007, respectively.  Meeting governing requirements, we plan to contribute approximately $2.8 million during 2008 to our European plans.  We contributed $4.5 million to our European plans during the 2007 fiscal year.  Accrued benefit costs for the European defined benefit retirement plans as of March 31, 2008 were $11.3 million, of which $1.7 million is included within accrued liabilities and $9.6 million is included within other non-current liabilities.  Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2007 were $11.7 million which is included within other non-current liabilities.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, consisting of interest costs for the first quarter of 2008. In connection with our postretirement plans, we contributed $0.2 million and $0.3 million during the first quarters of 2008 and 2007, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute approximately $1.3 million in 2008 to cover unfunded benefits.  We contributed $0.8 million to our postretirement plans during the 2007 fiscal year.  Accrued benefit costs for the postretirement plans as of March 31, 2008 were $11.4 million, of which $0.4 million is included within accrued liabilities and $11.0 million is included within other non-current liabilities.  Accrued benefit costs for the postretirement plans as of December 31, 2007 were $11.4 million, of which $1.3 million were included with current liabilities.

Note 4 - Business Consolidation and Restructuring Programs

The Company’s current restructuring activities are minimal.  Reserves associated with the remaining restructuring programs include certain expected severance payments associated with 2001 and 2006 reorganizations.  Costs associated with the closure of our Livermore facility are for remediation and preparation of the property for sale, which are expensed as incurred.  The aggregate business consolidation and restructuring liabilities as of March 31, 2008 and December 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	0.2	—	0.2
Balance as of March 31, 2008	$2.5	$0.2	$2.7

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2008	December 31, 2007
Senior secured credit facility - revolver due 2010	$55.7	$—
Senior secured credit facility - term B loan due 2012	87.4	87.5
European credit and overdraft facilities	—	—
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	368.1	312.5
Capital lease obligations	3.6	3.4
Total notes payable and capital lease obligations	$371.7	$315.9

Notes payable and current maturities of long-term liabilities	$0.6	$0.4
Long-term notes payable and capital lease obligations, less current maturities	371.1	315.5
Total notes payable and capital lease obligations	$371.7	$315.9

Senior Secured Credit Facility

Term loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.50% to 0.75% or LIBOR plus a margin that can vary from 1.50% to 1.75%, while revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 5.48% for the quarter ended March 31, 2008.  Borrowings made under the LIBOR option during the quarter ended March 31, 2008 were made at interest rates ranging from 3.875% to 6.25%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2008, we had issued letters of credit totaling $13.8 million under the Senior Secured Credit Facility.  The Company had no letters of credit outstanding outside the Senior Secured Credit Facility as of March 31, 2008.  Total undrawn availability under the Senior Secured Credit Facility as of March 31, 2008 was $55.5 million.

6.75% Senior Subordinated Notes, due 2015

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1, beginning on August 1, 2005.  The senior subordinated notes mature on February 1, 2015.  We may not redeem the senior subordinated notes prior to February 1, 2010.  We will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest.  This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all note holders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

Note 6 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter ended March 31, 2008 was a net reduction of $1.0 million, of which $1.4 million was attributable to the adoption of FAS 157.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2008 and December 31, 2007 was a liability of $14.8 million and $10.6 million, respectively.  The fair value at March 31, 2008 was estimated under the provision of FAS 157.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2010.  The aggregate notional amount of these contracts was $107.3 million at March 31, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  We exclude the forward points from the effectiveness assessment.  There was an immaterial impact to interest expense due to the adoption of FAS 157.  For the quarters ended March 31, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters ended March 31, 2008 and 2007 was as follows:

	Quarter Ended March 31,
(In millions)	2008	2007
Unrealized gains at beginning of period	$3.2	$3.9
Gains reclassified to net sales	(1.1)	(0.8)
Increase in fair value	2.6	0.3
Unrealized gains at end of period	$4.7	$3.4

As of March 31, 2008, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.7 million, of which $3.4 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 – Other Expense

During the first quarter of 2008, in connection with the termination of our U.S. Qualified Pension Plan, as described in Note 3, we recorded expense of $2.7 million for the settlement of pension obligations.

Note 8 – Non-Operating Expense

During the first quarter of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million with the net proceeds received from asset sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.  As a result of the prepayment and early retirement of debt, we recorded a loss resulting from the accelerated write-off of deferred financing costs of $0.4 million for the quarter ended March 31, 2007.

Note 9 – Income Taxes

The income tax provision, for the quarter ended March 31, 2008, includes a benefit of $2.5 million from the reversal of valuation allowance related to a refinement of our calculation of the Federal net operating loss carryforwards limitation under Section 382 of the Internal Revenue Code, which prescribes allowable net operating losses available following a change in ownership in 2003.  Excluding this benefit, the effective tax rate for the first quarter of 2008 was 38.5%, as compared to the effective tax rate for the quarter ended March 31, 2007 from continuing operation of 42.0%. For the full year 2007 the effective tax  rate from continuing operations was 36.1% , or 38.2% after adjusting for one time items in the fourth quarter of 2007.

Note 10 – Discontinued Operations

EBGI

On August 6, 2007, we completed the sale of the U.S. electronics, ballistics and general industrial product lines (“EBGI”) portion of our reinforcements business.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital.  Revenues associated with the EBGI business were $47.0 million for the quarter ended March 31, 2007.  Income before taxes associated with the discontinued operation was $2.7 million for the quarter ended March 31, 2007.  In accordance with the provisions of FAS 144, the operations of the EBGI business have been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Architectural Business

On February 28, 2007, we completed the sale of our European Architectural business.   The Architectural business sold included the design, manufacturing and selling activities and the related property, plant and equipment and working capital.  Net cash proceeds from the sale were $25.0 million, resulting in a net after-tax gain of $6.5 million, including a loss of $0.3 million recorded in the third quarter of 2007.  In accordance with the provisions of FAS 144, the operations of the Architectural business, including the net after-tax gain on the sale, have been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the Architectural business were $4.4 million for the quarter ended March 31, 2007. Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the quarter ended March 31, 2007.

Note 11 - Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2008	2007

Basic net income per common share:
Net income from continuing operations	$23.2	$14.8
Results from discontinued operations	—	8.7
Net income	$23.2	$23.5

Weighted average common shares outstanding	96.1	94.0

Net income from continuing operations per common share	$0.24	$0.16
Income from discontinued operations per common share	—	0.09
Basic net income per common share	$0.24	$0.25

Diluted net income per common share:
Weighted average common shares outstanding – Basic	96.1	94.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.5
Stock options	1.3	1.6
Weighted average common shares outstanding – Dilutive	97.7	96.1

Net income from continuing operations per common share	$0.24	$0.15
Income from discontinued operations per common share	—	0.09
Diluted net income per common share	$0.24	$0.24

Total shares underlying stock options of 0.9 million were excluded from the computation of diluted net income per share for the quarter ended March 31, 2008, as they were anti-dilutive.

Note 12 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income for the quarters ended March 31, 2008 and 2007 were as follows:

	Quarter Ended March 31,
(In millions)	2008	2007
Net income from continuing operations	$23.2	$14.8
Currency translation adjustments	9.2	1.5
Change in pension and other postretirement obligations	1.9	0.4
Net unrealized gains (losses) on financial instruments	1.5	(0.7)
Comprehensive income from continuing operations	$35.8	$16.0

Note 13 – Investments in Affiliated Companies

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

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”). This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft. Our ownership interest was 40.48% as of March 31, 2008 and 2007.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Our initial ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%. During the first quarter of 2007 we paid $2.1 million to increase our ownership interest to 33.33%.

Note 14 – Fair Value Measurements

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In accordance with FASB Staff Positions (FSP) 157-2, we will defer adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The Company is currently assessing the impact of FAS 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•      Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•      Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•      Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•      Cross-Currency interest rate swap derivative liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

•      Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

•      Money market funds – considered available-for-sale, and classified as cash equivalents. The adoption of FAS 157 does not have a material effect on these investments.

The following table presents assets and liabilities measured at fair value at March 31, 2008:

(In millions)	March 31,	Fair Value Measurements at March 31, 2008
Description	2008	Level 1	Level 2	Level 3

Money market funds	$18.5	$—	$18.5	$—
Foreign currency exchange contracts	7.8	—	7.8	—
Total assets	$26.3	$—	$26.3	$—

Foreign currency exchange contracts	$1.4	$—	$1.4	$—
Cross-currency interest rate swaps	14.8	—	14.8	—
Total liabilities	$16.2	$—	$16.2	$—

Note 15 - Segment Information

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

Financial information for our business segments for the quarters ended March 31, 2008 and 2007 is as follows:

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

First Quarter 2008
Net sales to external customers:
Commercial aerospace	$143.6	$48.3	$—	$191.9
Industrial	77.0	1.3	—	78.3
Space and defense	57.3	17.0	—	74.3
Net sales to external customers	277.9	66.6	—	344.5
Intersegment sales	11.0	0.3	(11.3)	—
Total sales	288.9	66.9	(11.3)	344.5

Operating income (a)	44.4	8.0	(16.0)	36.4
Depreciation and amortization	9.9	1.1	—	11.0
Business consolidation and restructuring expenses	0.6	—	—	0.6
Stock-based compensation expense	1.1	0.2	3.9	5.2
Capital expenditures	42.3	0.6	1.0	43.9

First Quarter 2007
Net sales to external customers:
Commercial aerospace	$104.1	$39.9	$—	$144.0
Industrial	73.7	0.4	—	74.1
Space and defense	52.3	12.2	—	64.5
Net sales to external customers	230.1	52.5	—	282.6
Intersegment sales	9.9	0.7	(10.6)	—
Total sales	240.0	53.2	(10.6)	282.6

Operating income	36.9	4.9	(11.9)	29.9
Depreciation and amortization	8.8	0.9	—	9.7
Business consolidation and restructuring expenses	1.3	(0.2)	—	1.1
Stock-based compensation expense	1.7	0.3	2.9	4.9
Capital expenditures	14.3	0.5	0.8	15.6

(a)   Operating income for the quarter ended March 31, 2008 within the corporate and other segment includes $2.7 million of other expense as described within Note 7.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2008	December 31, 2007
Composite Materials	$41.1	$40.8
Engineered Products	16.0	16.0
Goodwill and intangible assets	$57.1	$56.8

Note 16 – Commitments and Contingencies

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

As of March 31, 2008, our aggregate environmental related accruals were $3.2 million, of which $2.4 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $2.2 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2008 was $0.6 million. In addition, our operating costs relating to environmental compliance charged directly to expense for the quarter ended March 31, 2008 were $2.5 million.  Capital expenditures for environmental matters approximated $0.4 million for the quarter ended March 31, 2008.

Other Proceedings

Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber products. As previously disclosed, Hercules filed an action against us in New York seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits (Hercules Incorporated v. Hexcel, filed in the Supreme Court of State of New York, County of New York, December 6, 2004). On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint. On February 7, 2008, the Appellate Division court unanimously affirmed the lower court’s judgment. Hercules may attempt to appeal the judgment to the New York Court of Appeals. Hercules also claims that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim was not part of the summary judgment and has yet to go to trial, but we intend to defend it vigorously. We have not recorded a reserve related to these matters as we do not consider the likelihood of an unfavorable judgment probable.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended March 31, 2008, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2007	$2.9
Warranty expense	0.9
Deductions and other	(0.3)
Balance as of March 31, 2008	$3.5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation and its subsidiaries, is a leading advanced composites company. We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other recreational equipment.

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

Hexcel has two segments, Composite Materials and Engineered Products. The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs, structural adhesives, honeycomb, composite panels, molding compounds, polyurethane systems, gel coats and laminates that are incorporated into many applications, including military and commercial aircraft, rotorcraft, wind turbine blades and recreational products. The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, compression molding and other composite manufacturing techniques. Composite structures and machined honeycomb include such items as aerodynamic fairings, wing panels, rotor blades, and other specific aircraft components.

The impact of exchange rates on this quarter’s results were significant as the average dollar to Euro rate was about 14% weaker in the first quarter of 2008 as compared to the first quarter of 2007. The spot rate at March 31, 2008 was almost 19% weaker than the spot rate one year earlier. There are several impacts to Hexcel: our European aerospace sales are primarily denominated in U.S. dollars, but have a significant portion of their costs in Euros and British Pound Sterling (“GBP”); more than one-third of our total sales are denominated in Euros and GBP, so the weakening dollar causes these sales (and their related costs and profits) to translate higher; and we have overhead costs, capital expenditures, working capital accounts, etc. denominated in Euros and GBP that all translate into higher balances as the dollar weakens. Our 2008 guidance (see first quarter 2008 earnings release issued on April 21, 2008), related to exchange rate impact included a net reduction (after-hedging) of operating income in 2008 by over $5 million as compared to 2007. Based on our current estimates, should the dollar continue to weaken as it has this quarter, every 5% movement of the dollar results in an increase in annualized sales of approximately $25 million and operating income decrease of about $1 million. These impacts reduce our gross margin and operating income percentages.

Financial Overview

Results of Operations from Continuing Operations

	Quarter Ended March 31,
(In millions, except per share data)	2008	2007	% Change

Net sales	$344.5	$282.6	21.9%
Operating income	36.4	29.9	21.7%
Net income	23.2	14.8	56.8%
Diluted net income per common share	$0.24	$0.15

Non-GAAP measures:
Adjusted operating income	$39.7	$31.0	28.1%
As a percentage of net sales	11.5%	11.0%
Adjusted net income	$22.4	$14.8	51.4%
Adjusted diluted earnings per share from continuing operations	$0.23	$0.15

The Company’s performance measurements include operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, and net income adjusted for non-recurring expenses, both of which are non-GAAP measures. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results. Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance. The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended March 31,
(In millions, except per share data)	2008	2007

Operating income	$36.4	$29.9
Business consolidation & restructuring expense	0.6	1.1
Other expense	2.7	—
Adjusted operating income	$39.7	$31.0

Net income	$23.2	$14.8
Other expense, net of tax	1.7	—
Tax adjustments (1)	(2.5)	—
Adjusted net income	$22.4	$14.8

(1) The first quarter 2008 tax adjustment includes a $2.5 million benefit from the reversal of valuation allowances against U.S. deferred tax assets.

Net Sales

Net sales for the quarter ended March 31, 2008 were 21.9% higher than the first quarter of 2007, and 15.9% higher on a constant currency basis. The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
Consolidated Net Sales	$344.5	$282.6	21.9%
Commercial Aerospace	191.9	144.0	33.3%
Industrial	78.3	74.1	5.7%
Space & Defense	74.3	64.5	15.2%

Composite Materials	$277.9	$230.1	20.8%
Commercial Aerospace	143.6	104.1	37.9%
Industrial	77.0	73.7	4.5%
Space & Defense	57.3	52.3	9.6%

Engineered Products	$66.6	$52.5	26.9%
Commercial Aerospace	48.3	39.9	21.1%
Industrial	1.3	0.4	225.0%
Space & Defense	17.0	12.2	39.3%

Commercial Aerospace: Net sales increased $47.9 million, or 33.3% (29.6% on a constant currency basis), to $191.9 million for the first quarter of 2008. The sales growth was broad based, reflecting increased aircraft production by both Boeing and Airbus, as well as regional aircraft and business jet manufacturers. Sales to these customers were up over 25% year-on-year for the fifth quarter in a row. Foreign exchange rates contributed $4.1 million to commercial aerospace sales in the first quarter of 2008. We have not yet fully determined all of the impacts of Boeing’s recently announced delays of the 787, however we expect our estimated sales content per B787 to be in the $1.3 million to $1.6 million range, up from prior estimates of $1.0 million to $1.3 million.

Industrial: Net sales increased $4.2 million, or 5.7% (a decrease of 4.9% on a constant currency basis), to $78.3 million for the first quarter of 2008. The industrial market was impacted by favorable foreign currency translation of $8.2 million during the quarter. The industrial market consists primarily of wind energy but also includes recreation, auto and other industrial sub-markets. Demand within the wind market remained strong during the quarter, evidenced by double digit sales growth both sequentially and year over year. While our current wind business is primarily in Europe, we are in the process of adding manufacturing capacity in China to meet regional growth. This capacity should be available for production starting in the fourth quarter of 2008. Strong sales performance in wind energy markets was more than offset by weaker sales from capacity constraints and soft winter recreation sales in the other industrial market.

Space & Defense: Net sales increased $9.8 million, or 15.2% (10.9% on a constant currency basis), to $74.3 million for the first quarter of 2008. This market performed as expected with continued growth in global rotorcraft sales, which now accounts for almost half of this market.

Gross Margin

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
Gross margin	$80.1	$71.5	12.0%
Percentage of sales	23.3%	25.3%

The increase in gross margin of $8.6 million resulted primarily from higher sales volume. The gross margin percentage decline was the result of the impact of exchange rates (about 150 basis points) and approximately $3 million (90 basis points) of incremental costs and start-up activities associated with the new fiber line in Spain, activities in China and our satellite prepreg plants in Germany and France. Depreciation and amortization expense, included in cost of sales during the quarter increased $1.3 million to $11.0 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
SG&A expense	$31.9	$31.0	2.9%
Percentage of sales	9.3%	11.0%

On a constant currency basis, SG&A expenses decreased about 2% from last year, reflecting the impact of our recently completed reorganization. SG&A expenses as a percentage of sales decreased from 11.0% to 9.3% primarily reflecting the increase in sales volumes during the quarter without any associated increase in expense.

Research and Technology Expenses (“R&T”)

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
R&T expense	$8.5	$9.5	(10.5)%

The decrease in R&T expenses reflects a slight decline in the amount of costs incurred associated with certifying our products and processes to customer aerospace specifications (qualification costs), primarily relating to the certification testing of Boeing 787 components made from the new HexMC system (included in the Engineered Products segment).

Operating Income

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
Consolidated Operating income	$36.4	$29.9	21.7%
Operating margin	10.6%	10.6%

Composite Materials	44.4	36.9	20.3%
Operating margin	15.4%	15.4%
Engineered Products	8.0	4.9	63.3%
Operating margin	12.0%	9.2%
Corporate & Other	(16.0)	(11.9)	(34.5)%

Operational performance and increased volumes drove the improved result quarter on quarter. Activity levels for the Company remain extremely high, as we are accelerating our plans for adding capacity to support continued strong demand. We are now making our first fiber on our new Spanish line, and have begun to qualify product from our new German and France prepreg plants. The new China prepreg plant for wind energy and our next carbon fiber line are expected to begin production early in the fourth quarter. The improvement from 2007 in Engineered Products was primarily driven by increased sales and reduced R&T spending related to the certification testing for the Boeing 787 as noted above. The change in Corporate & Other is primarily related to the $2.7 million final termination costs of our U.S. defined benefit pension plan.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
Interest expense, net	$5.0	$5.7	(12.3)%
Percentage of sales	1.5%	2.0%

The $0.7 million decrease in interest expense is due to a favorable impact of $1.4 million related to the adoption of FAS 157 and a reduction of $0.6 million associated with interest on uncertain tax positions. This overall decrease was partially offset by the mark to market impact of excluded forward points from foreign exchange contracts. Refer to Notes 6 and 14 for further information on FAS 157.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2008	2007	% Change
Income tax expense	$9.6	$10.0	(4.0)%
Effective tax rate	30.6%	42.0%

The decrease in the effective tax rate in the first quarter of 2008 as compared with the first quarter of 2007 was primarily due to the recognition of a $2.5 million benefit from the reversal of valuation allowances against U.S. deferred tax assets. Excluding this adjustment, the effective tax rate in the current quarter was 38.5% as compared to 42.0% in the prior year.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2008 and December 31, 2007, and activity for the quarter ended March 31, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	0.2	—	0.2
Balance as of March 31, 2008	$2.5	$0.2	$2.7

See footnote 4 located on page 7 for further details on the business consolidation and restructuring programs.

Financial Condition

Liquidity: As of March 31, 2008, we had cash and cash equivalents of $26.4 million. Aggregate borrowings as of March 31, 2008 under the Senior Secured Credit Facility were $143.1 million, consisting of $87.4 million term loans and $55.7 million of revolver loans. The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of March 31, 2008, we had issued letters of credit under the Senior Secured Credit Facility totaling $13.8 million. Our total debt, net of cash, as of March 31, 2008 was $345.3 million, an increase of $57.5 million from December 31, 2007.

Net cash from operating activities is the primary source of funds to finance working capital and capital expenditures. Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans, capital expenditures and debt service requirements. We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility. Total undrawn availability under the Senior Secured Credit Facility as of March 31, 2008 was $55.5 million. As of March 31, 2008, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided by operations and if necessary, supplemented with long-term borrowings and other debt or equity financing. The availability and terms of any such financing will depend upon market and other conditions at the time. We do not have any significant required debt repayments until 2010.

In October 2007, the Company announced a $180 million carbon fiber expansion program. The construction will be completed within two years. The Company expects that the expansion will be funded from cash from operating activities and with the available borrowings under the existing Senior Secured Credit Facility.

Operating Activities: Net cash used for operating activities from continuing operations was $14.7 million in the first quarter of 2008, as compared to net cash used for operating activities of $10.4 million in the first quarter of 2007. Historically, we use cash in the first quarter of the year as working capital traditionally increases from the seasonal December levels, and as a result of the timing of our annual incentive compensation and benefit payments. The 22% sales growth for the quarter also increased working capital requirements, including a $35 million increase in accounts receivable. Other uses of cash during the first quarter of 2008 included the

$6.4 million final cash contribution to the U.S. defined pension plan as well as other working capital needs arising from sales growth.

Investing Activities: Net cash used for investing activities was $43.9 in the first quarter of 2008, compared to $7.4 million of net cash provided by investing activities in the same period of 2007. The year-on-year fluctuation is attributable to the $25 million of proceeds received from the sale of the European Architectural business during the first quarter of 2007 and increased capital expenditures in the first quarter of 2008. Capital expenditures during the first quarter of 2008 were $43.9 million versus $15.6 million for the comparable prior year period primarily due to the accelerated progress being made on our fiber expansion plans. Capital expenditures for 2008 are projected to be approximately $150 million.

Financing Activities: Financing activities provided $53.3 million of net cash in the first quarter of 2008 compared with $12.5 million in the same period of 2007. During the first quarter of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $35.4 million with the net proceeds received from asset sales. The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.

Financial Obligations and Commitments: As of March 31, 2008, current maturities of notes payable and capital lease obligations were $0.6 million. The next significant scheduled debt maturity will not occur until 2010, with annual debt and capital lease maturities approximating $1.2 million in 2009 and $56.9 million in 2010 (refer to MD&A in our 2007 Annual Report on Form 10-K for further details regarding our financial obligations and commitments). We have entered into several capital leases for buildings and warehouses with expirations through 2012. In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes in our accounting policies and estimates since the end of fiscal 2007.

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from the forward-looking statements.  Actual results could differ materially because of factors such as the timing of deliveries for the Airbus and Boeing programs.  In addition, other factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing and their subcontractors; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments as well as the mark to market impact on excluded forward points from foreign exchange contracts, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. Our primary currency exposures are in Europe, where we have significant business activities.  To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, oil, aluminum and certain chemicals.

We attempt to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, we employ interest rate swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified cross-currency interest rate and net currency exposures.  The use of such financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  We do not use financial instruments for trading or speculative purposes.

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 39% as of March 31, 2008.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2008 and December 31, 2007 was a liability of $14.8 million and $10.6 million, respectively.  The impact to interest expense for the quarter ended March 31, 2008 was a reduction of $1.0 million, of which $1.4 million was attributable to the adoption of FAS 157.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate six primary manufacturing facilities in Europe, which generated approximately 53% of our 2007 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Italy, Australia, Japan, China and Malaysia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the Pound Sterling (“GBP”).  We entered into contracts to exchange U.S. dollars for Euros and GBP through December 2010.  The aggregate notional amount of these contracts was $107.3 million at March 31, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forcasted revenues.  We exclude the forward points from the effectiveness assessment.  There was an immaterial impact to interest expense due to the adoption of FAS 157.  For the quarters ended March 31, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters ended March 31, 2008 and 2007 was as follows:

	Quarter Ended March 31,
(In millions)	2008	2007
Unrealized gains at beginning of period	$3.2	$3.9
Gains reclassified to net sales	(1.1)	(0.8)
Increase in fair value	2.6	0.3
Unrealized gains at end of period	$4.7	$3.4

As of March 31, 2008, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.7 million, of which $3.4 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding market risks, refer to our 2007 Annual Report on Form 10-K.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 16 on pages 12 and 13 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

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

Hexcel Corporation

April 30, 2008	/s/ Mark I. Clair
(Date)	Mark I. Clair
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.