Form 10-Q
period 2008-06-30
HEXCEL CORP /DE/
filed 2008-07-30
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008
COMMON STOCK	96,144,878

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19.3	$28.1
Accounts receivable, net	245.4	192.8
Inventories, net	207.7	179.4
Prepaid expenses and other current assets	47.7	34.7
Total current assets	520.1	435.0

Property, plant and equipment	954.4	858.8
Less accumulated depreciation	(436.8)	(415.7)
Net property, plant and equipment	517.6	443.1

Goodwill and intangible assets, net	57.1	56.8
Investments in affiliated companies	20.0	17.5
Deferred tax assets	83.0	88.7
Other assets	20.0	19.4

Total assets	$1,217.8	$1,060.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.7	$0.4
Accounts payable	143.8	144.2
Accrued liabilities	87.1	99.7
Total current liabilities	232.6	244.3

Long-term notes payable and capital lease obligations	393.8	315.5
Other non-current liabilities	89.3	73.1
Total liabilities	715.7	632.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 98.0 and 97.6 shares issued at June 30, 2008 and December 31, 2007, respectively	1.0	1.0
Additional paid-in capital	523.6	513.3
Accumulated deficit	(47.6)	(97.4)
Accumulated other comprehensive income	48.3	32.6
	525.3	449.5
Less – Treasury stock, at cost, 1.9 shares and 1.8 shares at June 30, 2008 and December 31, 2007, respectively	(23.2)	(21.9)
Total stockholders’ equity	502.1	427.6

Total liabilities and stockholders’ equity	$1,217.8	$1,060.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$359.5	$289.8	$704.0	$572.4
Cost of sales	283.4	219.4	547.8	430.5
Gross margin	76.1	70.4	156.2	141.9

Selling, general and administrative expenses	30.0	27.4	62.0	58.4
Research and technology expenses	8.0	8.5	16.5	18.0
Business consolidation and restructuring expenses	1.2	0.5	1.8	1.6
Other operating expenses	7.6	—	10.2	—
Operating income	29.3	34.0	65.7	63.9

Interest expense, net	5.9	6.0	10.9	11.7
Non-operating expense	—	—	—	0.4
Income from continuing operations before income taxes, equity in earnings and discontinued operations	23.4	28.0	54.8	51.8
(Benefit) Provision for income taxes	(2.0)	11.9	7.5	21.9
Income from continuing operations before equity in earnings and discontinued operations	25.4	16.1	47.3	29.9
Equity in earnings of affiliated companies, net of tax	1.3	1.4	2.6	2.4
Net income from continuing operations	26.7	17.5	49.9	32.3
Loss from discontinued operations, net of tax	—	(8.7)	—	(6.8)
Gain on sale of discontinued operations, net of tax	—	—	—	6.8
Net income	$26.7	$8.8	$49.9	$32.3

Basic net income (loss) per common share:
Continuing operations	$0.28	$0.18	$0.52	$0.34
Discontinued operations	—	(0.09)	—	—
Net income	$0.28	$0.09	$0.52	$0.34

Diluted net income (loss) per common share:
Continuing operations	$0.27	$0.18	$0.51	$0.33
Discontinued operations	—	(0.09)	—	—
Net income	$0.27	$0.09	$0.51	$0.33

Weighted average common shares outstanding:
Basic	96.2	94.4	96.2	94.4
Diluted	97.8	96.3	97.8	96.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2008	2007

Cash flows from operating activities
Net income from continuing operations	$49.9	$32.3
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	22.4	19.6
Amortization of debt discount and deferred financing costs	0.8	0.9
Deferred income taxes	(3.5)	14.6
Business consolidation and restructuring expenses	1.8	1.6
Business consolidation and restructuring payments	(3.2)	(8.6)
Equity in earnings of affiliated companies	(2.6)	(2.4)
Share-based compensation	6.9	6.7
Excess tax benefits on share-based compensation	(1.0)	(3.1)
Loss on early retirement of debt	—	0.4

Changes in assets and liabilities:
Increase in accounts receivable	(42.9)	(19.6)
Increase in inventories	(20.9)	(14.2)
Decrease in prepaid expenses and other current assets	1.9	0.3
(Decrease) increase in accounts payable and accrued liabilities	(21.9)	8.8
Changes in other non-current assets and long-term liabilities	6.8	(10.3)
Net cash provided by (used for) operating activities – continuing operations	(5.5)	27.0

Cash flows from investing activities
Capital expenditures	(86.2)	(46.0)
Net proceeds from sale of discontinued operations	—	25.0
Investment in affiliated companies	—	(2.1)
Net cash (used for) investing activities – continuing operations	(86.2)	(23.1)

Cash flows from financing activities
Proceeds from senior secured credit facility – term C loan	79.6	—
Proceeds from senior secured credit facility – revolver, net	—	28.0
Repayments of senior secured credit facility – term B loan	—	(36.2)
Repayments on capital lease obligations and other debt, net	(0.2)	(0.2)
Activity under stock plans, including excess tax benefits on stock-based compensation	1.8	7.6
Net cash provided by (used for) financing activities – continuing operations	81.2	(0.8)
Net cash provided by operating activities, discontinued operations	—	7.9
Net cash used for investing activities, discontinued operations	—	(1.6)
Effect of exchange rate changes on cash and cash equivalents	1.7	0.9
Net (decrease) increase in cash and cash equivalents	(8.8)	10.3
Cash and cash equivalents at beginning of period	28.1	25.7
Cash and cash equivalents at end of period	$19.3	$36.0

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the application of the acquisition method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  The effect of adopting this new statement will depend on future acquisitions.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that this new statement will have on our financial statements.

Note 2 - Inventories, net

(In millions)	June 30, 2008	December 31, 2007
Raw materials	$92.8	$86.6
Work in progress	62.8	45.4
Finished goods	71.5	66.9
Total inventories, gross	$227.1	$198.9
Inventory allowances	(19.4)	(19.5)
Total inventories, net	$207.7	$179.4

Note 3 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.  As of June 30, 2008 we have settled all U.S. qualified defined benefit plan pension obligations. Refer to our 2007 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six-months ended June 30, 2008 and 2007 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
U.S. Qualified and Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.2	$0.8	$0.5
Interest cost	0.2	0.5	0.5	1.0
Expected return on plan assets	—	(0.2)	—	(0.4)
Net amortization and deferral	—	0.4	—	0.8
Sub-total	0.6	0.9	1.3	1.9
Curtailment and settlement loss	—	0.6	2.7	0.8
Net periodic benefit cost	$0.6	$1.5	$4.0	$2.7

European Defined Benefit Retirement Plans
Service cost	$1.0	$0.9	$2.1	$1.8
Interest cost	1.9	1.7	3.8	3.4
Expected return on plan assets	(2.1)	(1.9)	(4.2)	(3.8)
Net amortization and deferral	—	0.2	(0.1)	0.4
Net periodic benefit cost	$0.8	$0.9	$1.6	$1.8

Contributions

We contributed $0.8 million and $1.7 million to our U.S. qualified and nonqualified defined benefit retirement plans during the second quarters of 2008 and 2007, respectively.  Contributions were $7.5 million and $2.0 million for the six-months ended June 30, 2008 and 2007, respectively.  Of the total contributed during 2008, $7.1 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $10.4 million.  We recorded a pre-tax loss of $2.7 million during the six months ended June 30, 2008 on the final settlement, bringing the total U.S. qualified plan settlement loss to $12.1 million.

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2008 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2007 fiscal year.  Accrued benefit costs for the U.S. non-qualified defined benefit retirement plans as of June 30, 2008 were $15.7 million, of which $1.0 million is included within accrued liabilities and $14.7 million is included within other non-current liabilities.  Accrued benefit costs for the U.S. qualified and non-qualified defined benefit retirement plans as of December 31, 2007 were $21.7 million, of which $7.8 million is included within current accrued liabilities and $13.9 million is included within other non-current liabilities.

In addition, we contributed $1.4 million and $0.7 million to our European defined benefit retirement plans in the second quarters of 2008 and 2007, respectively.  Total contributions were $2.2 million and $1.3 million for the six-months ended June 30, 2008 and 2007, respectively.  Meeting governing requirements, we plan to contribute approximately $2.8 million during 2008 to our European plans.  We contributed $4.5 million to our European plans during the 2007 fiscal year.  Accrued benefit costs for the European defined benefit retirement plans as of June 30, 2008 were $18.2 million, of which $2.8 million is included within accrued liabilities and $15.4 million is included within other non-current liabilities.  Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2007 were $11.7 million which is included within other non-current liabilities.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, consisting of interest costs for both second quarters of 2008 and 2007.  For the six-months ended June 30, 2008 and 2007, net periodic postretirement benefit costs were $0.2 million and $0.3 million, respectively. In connection with our postretirement plans , we contributed $0.4million and $0.3 million during the second quarters of 2008 and 2007, respectively and $0.6 million during both six-months ended June 30, 2008 and 2007. We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $1.3 million in 2008 to cover unfunded benefits.  We contributed $0.8 million to our postretirement plans during the 2007 fiscal year.  Accrued benefit costs for the postretirement plans as of June 30, 2008 were $11.3 million, of which $1.3 million is included within accrued liabilities and $10.0 million is included within other non-current liabilities.  Accrued benefit costs for the postretirement plans as of December 31, 2007 were $11.4 million, of which $1.3 million were included with current liabilities.

Note 4 - Business Consolidation and Restructuring Programs

The Company’s current restructuring activities are minimal.  Reserves associated with the remaining restructuring programs include certain expected severance payments associated with 2001 and 2006 reorganizations.  Costs associated with the closure of our Livermore facility are for remediation and preparation of the property for sale, which are expensed as incurred.  The aggregate business consolidation and restructuring liabilities as of  June 30, 2008 and December 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	0.2	—	0.2
Balance as of March 31, 2008	$2.5	$0.2	$2.7
Business consolidation and restructuring expenses	—	1.2	1.2
Cash expenditures	(0.4)	(1.3)	(1.7)
Currency translation adjustments	—	—	—
Balance as of June 30, 2008	$2.1	$0.1	$2.2

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2008	December 31, 2007
Senior secured credit facility - term B loan due 2012	87.5	87.5
Senior secured credit facility - term C loan due 2012	79.6	—
European credit and overdraft facilities	—	—
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	392.1	312.5
Capital lease obligations	3.4	3.4
Total notes payable and capital lease obligations	$395.5	$315.9

Notes payable and current maturities of long-term liabilities	$1.7	$0.4
Long-term notes payable and capital lease obligations, less current maturities	393.8	315.5
Total notes payable and capital lease obligations	$395.5	$315.9

Senior Secured Credit Facility

On May 30, 2008, Hexcel Corporation and its lenders entered into the second amendment to its Senior Secured Credit Facility pursuant to which Hexcel borrowed $80 million of additional term loans designated as term C loans.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

The term C loans under the facility mature on April 1, 2012, one month after maturity of the existing terms loans under the credit facility.  Principal payments on the new term loans are due quarterly in similar proportion to the existing term loans, with substantially all of the principal due in the second half of 2011 and the first half of 2012.  Any voluntary or mandatory prepayments of term loans by Hexcel will be applied pro rata among the previously existing term loans and the new term loans.  The interest rate for the new term loans is based on LIBOR plus a margin, and was determined based on current market pricing.  In accordance with the terms of the credit facility regarding the borrowing of additional loans, the interest rate margin on the existing term loans was increased as well, to a level slightly below that of the new term loans.

Term loan B borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.875% to 1.125% or LIBOR plus a margin that can vary from 1.875% to 2.125%.  Term loan C borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 1.25% to 1.50% or LIBOR plus a margin that can vary from 2.25% to 2.50%. Revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 4.67% for the quarter ended June 30, 2008.  Borrowings made under the LIBOR option during the quarter ended June 30, 2008 were made at interest rates ranging from 3.875% to 5.1875%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2008, we had issued letters of credit totaling $13.5 million under the Senior Secured Credit Facility.  The Company had no letters of credit outstanding outside the Senior Secured Credit Facility as of June 30, 2008.  Total undrawn availability under the Senior Secured Credit Facility as of June 30, 2008 was $111.5 million.

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

Note 6 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter and six months ended June 30, 2008 was a net increase of $0.9 million and a net reduction of $0.1 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2008 and December 31, 2007 was a liability of $15.1 million and $10.6 million, respectively.  The fair value at June 30, 2008 was estimated under the provisions of SFAS 157.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2010.  The aggregate notional amount of these contracts was $92.5 million at June 30, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  We exclude the forward points from the effectiveness assessment. For the quarters and six-months ended June 30, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and six-months ended June 30, 2008 and 2007 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Unrealized gains at beginning of period	$4.7	$3.4	$3.2	$3.9
(Gains) Losses reclassified to net sales	(0.9)	(0.9)	(1.8)	(1.7)
(Decrease) increase in fair value	(0.1)	0.8	2.3	1.1
Unrealized gains at end of period	$3.7	$3.3	$3.7	$3.3

As of June 30, 2008, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.0 million, of which $3.2 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 – Other Expense

During the second quarter of 2008, the Company increased it environmental accruals for the Lodi, New Jersey site by $7.6 million due to new information that more fully identified the extent of the required remediation, as further discussed in Note 15 to the condensed consolidated financial statements. During the first quarter of 2008, in connection with the termination of our U.S. Qualified Defined Benefit Retirement Plan, as described in Note 3 to the condensed consolidated financial statements, we recorded expense of $2.7 million for the settlement of pension obligations.

Note 8 – Income Taxes

The income tax provision, for the second quarter and six months of 2008, includes a benefit for the reinstatement of $14.7 million and $17.2 million, respectively, of U.S. deferred tax assets which had previously been written off.  The reinstatement of the deferred tax assets was the result of the implementation of tax planning strategies which increased our ability to utilize certain U.S. net operating loss carryforwards previously limited under Section 382 of the Internal Revenue Code.  The amount of allowable net operating losses available was limited following a change in ownership in 2003. The tax strategies involved a change in the Company’s approach to measuring the value of the Company for use in the calculation of limitations on the NOL’s and capitalization of certain research and development expenses under an IRC Section 59(e)

election.  This election effectively converts pre-change of control limited NOL’s into post change of control unlimited NOL’s.

In addition, primarily as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax provision (previously included in other comprehensive income) was recognized in the second quarter. Excluding these benefits, the effective tax rate for the six months ended June 30, 2008 was 38.5%, as compared to the effective tax rate for the six months ended June 30, 2007 from continuing operations of 42.0%.

Note 9 – Discontinued Operations

EBGI

On August 6, 2007, we completed the sale of the U.S. electronics, ballistics and general industrial product lines (“EBGI”) portion of our previously reported reinforcements segment.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital.  Revenues associated with the EBGI business were $45.7 million and $91.8 million for the quarter and six-months ended June 30, 2007, respectively.  Pre-tax loss associated with the discontinued operation was $13.5 million and $10.8 million for the quarter and six-months ended June 30, 2007, respectively.  In accordance with the provisions of SFAS 144, the operations of the EBGI business have been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Architectural Business

On February 28, 2007, we completed the sale of our European Architectural business.   The Architectural business sold included the design, manufacturing and selling activities and the related property, plant and equipment and working capital.  Net cash proceeds from the sale were $25.0 million, resulting in a net after-tax gain of $6.5 million, including a loss of $0.3 million recorded in the third quarter of 2007.  In accordance with the provisions of SFAS 144, the operations of the Architectural business, including the net after-tax gain on the sale, have been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the Architectural business were $4.4 million for the six-months ended June 30, 2007.  Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the six-months ended June 30, 2007.

Note 10 - Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007

Basic net income per common share:
Net income from continuing operations	$26.7	$17.5	$49.9	$32.3
Loss from discontinued operations	—	(8.7)	—	—
Net income	$26.7	$8.8	$49.9	$32.3

Weighted average common shares outstanding	96.2	94.4	96.2	94.4

Net income from continuing operations per common share	$0.28	$0.18	$0.52	$0.34
Loss from discontinued operations per common share	—	(0.09)	—	—
Basic net income per common share	$0.28	$0.09	$0.52	$0.34

Diluted net income per common share:
Net income from continuing operations	$26.7	$17.5	$49.9	$32.3
Loss from discontinued operations	—	(8.7)	—	—
Net income	$26.7	$8.8	$49.9	$32.3

Weighted average common shares outstanding – Basic	96.2	94.4	96.2	94.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.3	0.3	0.4
Stock options	1.3	1.6	1.3	1.5
Weighted average common shares outstanding – Dilutive	97.8	96.3	97.8	96.3

Net income from continuing operations per common share	$0.27	$0.18	$0.51	$0.33
Loss from discontinued operations per common share	—	(0.09)	—	—
Diluted net income per common share	$0.27	$0.09	$0.51	$0.33

Total shares underlying stock options of 0.5 million and 0.7 million were excluded from the computation of diluted net income per share for both the quarter and six-months ended June 30, 2008 and June 30, 2007, respectively, as they were anti-dilutive.

Note 11 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and six-months ended June 30, 2008 and 2007 were as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net income from continuing operations	$26.7	$17.5	$49.9	$32.3
Currency translation adjustments	0.6	2.1	9.8	3.6
Pension and other postretirement obligations	3.7	0.4	5.7	0.8
Net unrealized (losses) gains on financial instruments	(1.2)	(0.2)	0.2	(0.9)
Comprehensive income from continuing operations	$29.8	$19.8	$65.6	$35.8

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

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”). This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.  Our ownership interest was 40.48% as of June 30, 2008 and 2007.  On July 18, 2008 we sold our interest in BHA Aero as further described in Note 16 to the condensed consolidated financial statements - Subsequent Event.

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

Note 13 – Fair Value Measurements

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.   In accordance with FASB Staff Positions (FSP) 157-2, we will defer adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

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

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds – considered available-for-sale, and classified as cash equivalents.  The adoption of SFAS 157 does not have a material effect on these investments.

The following table presents assets and liabilities measured at fair value at June 30, 2008:

(In millions)	June 30,	Fair Value Measurements at June 30, 2008
Description	2008	Level 1	Level 2	Level 3

Money market funds	$9.8	$—	$9.8	$—
Foreign currency exchange contracts	3.7	—	3.7	—
Total assets	$13.5	$—	$13.5	$—

Foreign currency exchange contracts	$0.8	$—	$0.8	$—
Cross-currency interest rate swaps	15.1	—	15.1	—
Total liabilities	$15.9	$—	$15.9	$—

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

Financial information for our business segments for the quarters and six-months ended June 30, 2008 and 2007 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Second Quarter 2008
Net sales to external customers:
Commercial aerospace	$148.1	$50.6	$—	$198.7
Industrial	84.7	1.1	—	85.8
Space and defense	59.7	15.3	—	75.0
Net sales to external customers	292.5	67.0	—	359.5
Intersegment sales	10.8	—	(10.8)	—
Total sales	303.3	67.0	(10.8)	359.5

Operating income (a)	39.7	8.0	(18.4)	29.3
Depreciation and amortization	10.3	1.1	—	11.4
Business consolidation and restructuring expenses	1.2	—	—	1.2
Stock-based compensation expense	0.6	0.1	1.0	1.7
Capital expenditures	40.9	0.7	0.7	42.3

Second Quarter 2007
Net sales to external customers:
Commercial aerospace	$110.7	$44.0	$—	$154.7
Industrial	75.6	0.3	—	75.9
Space and defense	45.6	13.6	—	59.2
Net sales to external customers	231.9	57.9	—	289.8
Intersegment sales	8.4	0.9	(9.3)	—
Total sales	240.3	58.8	(9.3)	289.8

Operating income	38.2	5.1	(9.3)	34.0
Depreciation and amortization	9.0	0.9	—	9.9
Business consolidation and restructuring expenses	(0.2)	0.7	—	0.5
Stock-based compensation expense	0.9	0.2	0.8	1.9
Capital expenditures	29.0	0.8	0.7	30.5

Six Months Ended June 30, 2008
Net sales to external customers:
Commercial aerospace	$291.7	$98.9	$—	$390.6
Industrial	161.7	2.4	—	164.1
Space and defense	117.0	32.3	—	149.3
Net sales to external customers	570.4	133.6	—	704.0
Intersegment sales	21.9	0.3	(22.2)	—
Total sales	592.3	133.9	(22.2)	704.0

Operating income (a)	84.1	16.1	(34.5)	65.7
Depreciation and amortization	20.2	2.1	0.1	22.4
Business consolidation and restructuring expenses	1.8	—	—	1.8
Stock-based compensation expense	1.7	0.3	4.9	6.9
Capital expenditures	83.2	1.3	1.7	86.2

Six Months Ended June 30, 2007
Net sales to external customers:
Commercial aerospace	$214.9	$83.8	$—	$298.7
Industrial	149.3	0.7	—	150.0
Space and defense	97.9	25.8	—	123.7
Net sales to external customers	462.1	110.3	—	572.4
Intersegment sales	18.3	1.7	(20.0)	—
Total sales	480.4	112.0	(20.0)	572.4

Operating income	75.1	10.0	(21.2)	63.9
Depreciation and amortization	17.6	1.9	0.1	19.6
Business consolidation and restructuring expenses	1.2	0.4	—	1.6
Stock-based compensation expense	2.5	0.5	3.7	6.7
Capital expenditures	43.2	1.3	1.5	46.0

(a)          Operating income for the quarter ended June 30, 2008 within the corporate and other segment includes a charge of $7.6 million related to the increase in environmental remediation liabilities. Operating income for the six months ended June 30, 2008 within the corporate and other segment also includes $2.7 million of other expense as described within Note 7 to the condensed consolidated financial statements.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2008	December 31, 2007
Composite Materials	$41.1	$40.8
Engineered Products	16.0	16.0
Goodwill and intangible assets	$57.1	$56.8

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

In 1986, the Company sold its manufacturing facility in Lodi, New Jersey.  Under the sale agreement, we retained the obligation to remediate the Lodi site.  In 1998 we reacquired the land to facilitate the remediation effort.  Previously we agreed to a cleanup plan for the site with the New Jersey Department of Environmental Protection, and are now performing remediation under that agreement. In the quarter, we updated our cost estimate for remediation based on a simulation model.  A number of factors were updated in the model the most prominent of which were further development of information about site contamination and management’s judgement extending the expected duration of the remediation process.  This resulted in a forecasted range of $7.9 million to $11.5 million in remediation costs.  As no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual for Lodi remediation of $7.6 million.

As of June 30, 2008, our aggregate environmental related accruals were $10.4 million, of which $3.1 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter and six months ended June 30, 2008 was $0.9 and $1.5 million, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense for the quarter ended June 30, 2008 were $2.8 million.  Capital expenditures for environmental matters approximated $1.9 million for the quarter ended June 30, 2008.

Other Proceedings

Hercules Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York state court seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint. On February 7, 2008, the Appellate Division unanimously affirmed the lower court’s judgment.  Hercules has filed a request that the Court of Appeals in New York review this ruling. Hercules also claimed that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim was not part of the motion for summary judgment but has since been withdrawn by Hercules.

Hercules also notified the Company of two other antitrust liabilities for which it seeks indemnification under the 1996 Sale and Purchase Agreement: (i) Hercules has been sued by Cytec Industries Inc. in both Federal and California courts for an unspecified amount of antitrust damages in connection with Cytec’s purchases of carbon fiber products from Hercules and certain other defendants that were named in the antitrust lawsuits (Cytec was a co-defendant in these lawsuits); and (ii) Hercules has entered into an “amicable” settlement with The Boeing Company and Hitco Inc (both of which were opt-outs) to settle similar antitrust claims for $3.8 million.  These additional indemnity claims were not in front of the New York court, but if the summary judgment is affirmed by the New York Court of Appeals they should be invalid.  In July 2008, we were advised that Cytec’s Federal case against Hercules was dismissed with prejudice although Cytec is appealing that decision.  The Company is not in a position to predict the outcome of the New York lawsuit with Hercules, but will continue to defend it vigorously.  We have not recorded a reserve related to this matter.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and six-months ended June 30, 2008, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2007	$2.9
Warranty expense	0.9
Deductions and other	(0.3)
Balance as of March 31, 2008	$3.5
Warranty expense	0.7
Deductions and other	(0.4)
Balance as of June 30, 2008	$3.8

Note 16 – Subsequent Event

On July 18, 2008, the Company completed the sale of its 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA Aero”) to the Boeing Company.  BHA Aero is located in Tianjin, China, and specializes in producing composite secondary structures and interior parts for the aerospace industry. The Company received cash proceeds (before taxes) in the amount of $22.3 million and will record an after tax gain on the sale of approximately $12 million  in the third quarter of 2008.  The existing supply and material procurement agreements among BHA, Boeing and Hexcel were affirmed and reflect continued  long term work commitments by Boeing that will ensure Hexcel assembly of BHA components for Boeing as well as the supply of Hexcel materials to BHA.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation and its subsidiaries, is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive and a wide variety of  recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States and Europe, and through sales representation offices located in Asia, Australia and South America.  We  also hold a 33.33% interest in Asian Composites Manufacturing Sdn. Bhd., located in Malaysia, which manufactures composite structures for commercial aerospace.  On July 18, 2008, the Company completed the sale of its 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA “) to the Boeing Company (see footnote 16 to the condensed consolidated financial statements for further discussion).

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

Despite the abundance of bad economic news, demand for our products remains robust as does our outlook.  In recent years we have embarked on ambitious capacity expansion plans.  These include increasing our carbon fiber nameplate capacity from 5.5 million lbs in 2006 to 16 million lbs by 2010 (including a new greenfield site in Spain); building new prepreg facilities near Airbus Germany and Airbus France; a new glass prepreg plant in China for wind energy; and lastly we just announced a new glass prepreg plant in Colorado for the emerging North America wind turbine market.   Each of our new European facilities has demonstrated their capability to achieve the required technical standards and we have now moved to the customer qualification stage, with our new prepreg system for the Airbus A350 using Hexcel carbon fiber being a priority.  The China plant is scheduled to be operational in October and is expected to rapidly reach its targeted utilization in the second quarter of 2009.  Our Colorado plant should begin production in the second half of 2009.

In addition to these activities, in the future we will also need capacity expansions to support the new A350 program.  We previously announced, in the second quarter, that we will be supplying carbon fiber prepregs for major primary structures on the new A350, an award that could generate $4-5 billion of revenue over the life of its contract – the largest contract in our history.

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

Financial Overview

Results of Operations from Continuing Operations

Second Quarter and Six-Months Results

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions, except per share data)	2008	2007	% Change	2008	2007	% Change

Net sales	$359.5	$289.8	24.1%	$704.0	$572.4	23.0%
Operating income	29.3	34.0	(13.8)%	65.7	63.9	2.8%
Net income	26.7	17.5	52.6%	49.9	32.3	54.5%
Diluted net income per common share	$0.27	$0.18		$0.51	$0.33

Non-GAAP measures:
Adjusted operating income	$38.1	$34.5	10.4%	$77.8	$65.5	18.8%
As a percentage of net sales	10.6%	11.9%		11.1%	11.4%
Adjusted net income	$20.3	$17.5	16.0%	$42.7	$32.3	32.2%
Adjusted diluted earnings per share from continuing operations	$0.21	$0.18		$0.44	$0.33

The Company’s performance measurements include operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, and net income adjusted for non-recurring expenses, both of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007

Operating income	$29.3	$34.0	$65.7	$63.9
Business consolidation & restructuring expense	1.2	0.5	1.8	1.6
Environmental Expense (1)	7.6	—	7.6	—
Pension Settlement Expense	—	—	2.7	—
Adjusted operating income	$38.1	$34.5	$77.8	$65.5

Net income	$26.7	$17.5	$49.9	$32.3
Tax adjustments (2)	(11.1)	—	(13.6)	—
Environmental Expense (net of tax)	4.7	—	4.7	—
Pension Settlement Expense (net of tax)	—	—	1.7	—
Adjusted net income	$20.3	$17.5	$42.7	$32.3

(1) Second Quarter of 2008 Environmental Expense adjustment relates to an increase to the estimated remediation costs for the Lodi site, a former fine chemical business located in New Jersey.

(2) The second quarter of 2008 tax adjustments include $11.1 million in net benefit primarily related to the reinstatement of U.S. deferred tax assets which had been previously written off.  The six months ended June 30, 2008 includes a total of $13.6 million.

Net Sales

Net sales for the quarter ended June 30, 2008 were 24.1% higher than the second quarter of 2007 and 17.5% higher on a constant currency basis. Net sales for the six months ended June 30, 2008 were 23.0% higher than the six months ended June 30, 2007 and 16.7% higher on a constant currency basis.

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2008 and 2007, respectively:

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2008	2007	% Change	2008	2007	% Change
Consolidated Net Sales	$359.5	$289.8	24.1%	$704.0	$572.4	23.0%
Commercial Aerospace	198.7	154.7	28.5%	390.6	298.7	30.8%
Industrial	85.8	75.9	13.1%	164.1	150.0	9.4%
Space & Defense	75.0	59.2	26.6%	149.3	123.7	20.7%

Composite Materials	$292.5	$231.9	26.1%	$570.4	$462.1	23.5%
Commercial Aerospace	148.1	110.7	33.9%	291.7	214.8	35.8%
Industrial	84.7	75.6	12.1%	161.7	149.3	8.3%
Space & Defense	59.7	45.6	30.7%	117.0	98.0	19.4%

Engineered Products	$67.0	$57.9	15.9%	$133.6	$110.3	21.1%
Commercial Aerospace	50.6	44.0	15.0%	98.9	83.9	17.9%
Industrial	1.1	0.3	258.6%	2.4	0.7	282.7%
Space & Defense	15.3	13.6	13.0%	32.3	25.7	25.4%

Commercial Aerospace: Net sales increased $44.0 million, or 28.5% (25.1% on a constant currency basis), to $198.7 million for the second quarter of 2008.  Sales to Airbus and its subcontractors grew over 30% for the second quarter in a row in year over year comparisons.  Sales to Boeing and its subcontractors increased about 12% over the second quarter of 2007, even though B787 sales were dampened as customers reduced their requirements to align themselves with the program’s delay.  Additionally, sales to “other commercial aerospace” which includes a wide range of aircraft producers as a group were up over 25% for the sixth consecutive quarter as both regional jets and turboprop build rates have been strong. The impact of foreign exchange rates contributed $4.2 million to commercial aerospace sales in the second quarter.

Net sales for the six months ended June 30, 2008 increased $91.9 million or 30.8% (27.3% on a constant currency basis) to $390.6 million over the six months ended June 30, 2007.  The sales growth was broad based, reflecting increased aircraft production by both Airbus and Boeing, as well as regional aircraft and business jet manufacturers. The impact of foreign exchange rates contributed $8.2 million to commercial aerospace sales in the six months ended June 30, 2008.

Industrial: Net sales increased $9.9 million, or 13.1% (0.5% on a constant currency basis), to $85.8 million for the second quarter of 2008.  Industrial sales were impacted by favorable foreign currency translation of $9.5 million during the quarter.  Industrial market consists primarily of wind energy but also includes recreation, auto and other industrial sub-markets.  Demand within the wind market remained strong during the quarter, however industrial sales other than wind energy were again impacted by capacity constraints and portfolio pruning to meet strong aerospace sales.  While our current wind business is primarily in Europe, we are in the process of adding manufacturing capacity in China to meet regional growth.  This capacity should be available for production starting in the fourth quarter of 2008.  In addition, we have announced that we are adding manufacturing capacity in Colorado to serve the emerging North America wind turbine blade manufacturing capacity.

Net sales for the six months ended June 30, 2008 increased $14.1 million or 9.4% (a decrease of 2.1% on a constant currency basis) to $164.1 million. The industrial market was impacted by favorable foreign currency translation of $17.7 million for the six months ended June 30, 2008. Year to date wind energy revenue maintains its mid-teens growth, on a constant-currency basis.  Strong sales performance in wind energy markets was more than offset by weaker sales from capacity constraints and soft winter recreation sales in the other industrial markets.

Space & Defense: Net sales increased $15.8 million or 26.6% (21.5% on a constant currency basis) to $75.0 million for the second quarter of 2008.  The impact of foreign exchange rates contributed $2.5 million to Space & Defense sales in the second quarter. The growth was across a wide range of programs, led again by the continued strength in global rotorcraft sales and growth in European military aircraft such as the A400M program.

Net sales for the six months ended June 30, 2008 increased $25.6 million, or 20.7% (16.0% on a constant currency basis) to $149.3 million. The impact of foreign exchange rates contributed $5.0 million to commercial aerospace sales in the six months ended June 30, 2008.

Gross Margin

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
Gross margin	$76.1	$70.4	8.1%	$156.2	$141.9	10.0%
Percentage of sales	21.2%	24.3%		22.2%	24.8%

The increase in gross margin for the quarter ended June 30, 2008 of $5.7 million resulted primarily from higher sales volume.  The benefits of higher volume were offset by the impact of start-up activities associated with new facilities in Spain, France, Germany and China (about 200 basis points), exchange rates (about 110 basis points) and the impact of rising oil costs on certain commodity materials, utility and freight rates (about 100 basis points).  We aim to have our new European facilities at least cover their costs in the second half of this year, and China next year. Depreciation and amortization expense, included in cost of sales during the quarter increased $1.5 million to $10.2 million.

The increase in gross margin for the six months ended June 30, 2008 of $14.3 million resulted primarily from higher sales volume.  The benefits of higher volume were also offset by the factors discussed above.  The first half impact of exchange rates was about 130 basis points.  The impact of start-up costs and  rising oil costs were less pronounced in the first quarter than the second quarter.  Depreciation and amortization expense, included in cost of sales for the six months increased $2.6 million to $20.0 million from the same period in 2007.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
SG&A expense	$30.0	$27.4	9.4%	$62.0	$58.4	6.1%
Percentage of sales	8.3%	9.5%		8.8%	10.2%

Selling, general and administrative expenses increased $2.6 million and $3.6 for the quarter and six months ended June 30, 2008 respectively.   Over two thirds of the increase for both the quarter and six months is due to exchange rates.  SG&A expenses as a percentage of sales decreased for both the quarter and six months ended June 30, 2008 primarily reflecting the increase in sales volumes during the quarter without an associated significant increase in expense.

Research and Technology Expenses (“R&T”)

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
R&T expense	$8.0	$8.5	(5.9)%	$16.5	$18.0	(8.3)%
Percentage of sales	2.2%	2.9%		2.3%	3.1%

The decrease in R&T expenses for both the quarter and six months ended June 30, 2008 reflects a slight decline in the amount of costs incurred associated with certifying our products and processes to customer aerospace specifications (qualification costs), primarily relating to the certification testing of Boeing 787 components made from the new HexMC system (included in the Engineering Products segment).

Other Operating Expense

In 1986, the Company sold its manufacturing facility in Lodi, New Jersey.  Under the sale agreement, we retained the obligation to remediate the Lodi site.  In 1998 we reacquired the land to facilitate the remediation effort.  Previously, we agreed to a cleanup plan for the site with the New Jersey Dept of Environmental Protection, and are now performing remediation under that agreement. In the quarter, we updated our cost estimate for remediation based on a simulation model.  A number of factors were updated in the model the most prominent of which were further development of information about site contamination and management’s judgement extending the expected duration of the remediation process.  This resulted in a forecasted range of $7.9 million to $11.5 million in remediation costs.  As no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual for Lodi remediation of $7.6 million.

Operating Income

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
Consolidated Operating income	$29.3	$34.0	(13.8)%	$65.7	$63.9	2.8%
Operating margin	8.2%	11.7%		9.3%	11.2%

Composite Materials	39.7	38.2	3.9%	84.1	75.1	12.0%
Operating margin	13.1%	15.9%		14.2%	15.6%
Engineered Products	8.0	5.1	56.9%	16.1	10.0	61.0%
Operating margin	11.9%	8.6%		12.0%	8.9%
Corporate & Other	(18.4)	(9.3)	(97.8)%	(34.5)	(21.2)	(62.7)%

Consolidated operating income decreased in the second quarter due to the $7.6 million charge (included in Corporate & Other) for environmental remediation costs on the Lodi, New Jersey site as discussed in Other Operating Expense above.  In addition results for Composite Materials was negatively impacted by lower gross margin factors previously discussed. The improvement from 2007 in Engineered Products was primarily driven by increased sales and reduced R&T spending related to the certification testing for the Boeing 787 as noted above.

For the six months ended June 30, 2008, in addition to the $7.6 million charge for environmental remediation cost, Corporate & Other includes $2.7 million final termination costs of our U.S. defined benefit pension plan.

The impact of exchange rates on this quarter’s and year to date’s results were significant as the average dollar to Euro rate was about 16% weaker in the second quarter of 2008 as compared to the second quarter of 2007 (15% on a year to date basis).  The spot rate at June 30, 2008 was almost 17% weaker than the spot rate one year earlier.  There are several impacts to Hexcel: our European aerospace sales are primarily denominated in U.S. dollars, but have a significant portion of their costs in Euros and British Pound Sterling (“GBP”); more than one-third of our total sales are denominated in Euros and GBP, so the weakening dollar causes these sales (and their related costs and profits) to translate higher; and we have overhead costs, capital expenditures, working capital accounts, etc. denominated in Euros and GBP that all translate into higher balances as the dollar weakens.  Our hedging objective is to protect the dollar value of operating income. Consequently, even if we are completely hedged, the foreign exchange impact of a weaker dollar would cause gross and operating margins to decline in terms of percentage of sales, while holding the operating income amount steady. Based on our current estimates and our 2008 hedging activity, should the dollar continue to weaken as it has this quarter, each 5% movement of the dollar results in an increase in annualized sales of approximately $25 million and operating income decrease of about $1 million.  These impacts reduce our gross margin and operating income percentages.  The weakening dollar vs the Euro again hurt our returns this quarter, especially as a percent of sales, lowering operating income by 130 basis points compared to the second quarter of last year, and 100 basis points compared to the first half of last year.

Interest Expense

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
Interest expense, net	$5.9	$6.0	(1.7)%	$10.9	$11.7	(6.8)%
Percentage of sales	1.6%	2.1%		1.5%	2.0%

The $0.8 million reduction in interest expense primarily reflects a favorable impact of $1.4 million related to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”) and a reduction of $0.6 million associated with interest on uncertain tax positions. This overall decrease was partially offset by higher debt levels. Refer to Notes 6 and 13 to the condensed consolidated financial statements for further information on SFAS 157.

Provision for Income Taxes

	Quarter Ended June 30,		%	Six-Months Ended June 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
Income tax (benefit) expense	$(2.0)	$11.9	(116.8)%	$7.5	$21.9	(65.8)%
Effective tax rate	(8.5)%	42.5%		13.7%	42.3%

The benefit for income taxes for the second quarter of 2008 was $2.0 million.  This compares to the provision for income taxes of $11.9 million, or 42.5% of income before taxes in the second quarter of 2007.  The lower effective tax rate in this year’s quarter as compared to last year’s quarter was primarily due to two discrete items netting to an $11.1 million benefit: (1) a reinstatement of $14.7 million of U.S. deferred tax assets which had previously been written off; and (2) an additional $3.6 million tax expense, primarily as a result of the elimination of our U.S. defined pension plan (previously included in other comprehensive income). The reinstatement of the deferred tax assets was the result of implementing tax planning strategies which increased our ability to utilize certain U.S. net operating loss carryforwards previously limited under Section 382 of the Internal Revenue Code, which prescribes allowable net operating losses available following a change in ownership in 2003. Excluding these items, the effective tax rate for the quarter ended June 30, 2008 was 38.9%, as compared to the effective tax rate for the last year’s quarter of 42.0%.

The income tax provision, for the six months ended June 30, 2008, was $7.5 million, or 13.7% of income before taxes. This compares to the provision for income taxes of $21.9 million, or 42.3% of income before taxes for the six months ended June 30, 2007.  The lower effective tax rate during the first six months of this year is due to the $11.1 million benefit recorded in the second quarter and a tax benefit of $2.5 million from the reversal of valuation allowance related to a refinement of our calculation of the U.S. Federal net operating loss carryforwards limitation under Section 382 of the Internal Revenue Code. Excluding these items, the effective tax rate for the year to date ended June 30, 2008 was 38.5%.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the second quarter of 2008 was $1.3 million, compared to $1.4 million in the second quarter of 2007, and reflects earnings from the Company’s two joint ventures.     Equity in earnings of affiliated companies does not affect the Company’s cash flows.  Equity in earnings of affiliated companies for the first half of 2008 was $2.6 million, compared to $2.4 million in the first half of 2007.

On July 18, 2008, the Company completed the sale of its 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA “) to the Boeing Company.  BHA is located in Tianjin, China, and specializes in producing composite secondary structures and interior parts for the aerospace industry. The Company received cash proceeds (before taxes) in the amount of $22.3 million and will record an after tax gain on the sale of approximately $12 million  in the third quarter of 2008.   The existing supply and material procurement agreements among BHA, Boeing and Hexcel were affirmed and reflect continued  long term work commitments by Boeing that will ensure Hexcel assembly of BHA components for Boeing as well as the supply of Hexcel materials to BHA.  The Company now has one remaining joint venture located in Malaysia.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of June 30, 2008 and December 31, 2007, and activity for the quarter and six-months ended June 30, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	0.5	0.6
Cash expenditures	(0.9)	(0.6)	(1.5)
Currency translation adjustments	0.2	—	0.2
Balance as of March 31, 2008	$2.5	$0.2	$2.7
Business consolidation and restructuring expenses	—	1.2	1.2
Cash expenditures	(0.4)	(1.3)	(1.7)
Currency translation adjustments	—	—	—
Balance as of June 30, 2008	$2.1	$0.1	$2.2

See Note 4 to the condensed consolidated financial statements for further details on the business consolidation and restructuring programs.

Financial Condition

Liquidity:  As of June 30, 2008, we had cash and cash equivalents of $19.3 million. Aggregate borrowings as of June 30, 2008 under the Senior Secured Credit Facility were $167.0 million, consisting of $87.4 million of term loan B and $79.6 million of term loan C.  There were no amounts borrowed under our revolving facility at June 30, 2008.   Term loan C was entered into on May 30, 2008, as a second amendment to the senior secured credit facility.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of June 30, 2008, we had issued letters of credit under the Senior Secured Credit Facility totaling $13.5 million. Our total debt, net of cash, as of June 30, 2008 was $376.2 million, an increase of $88.4 million from December 31, 2007.

Net cash from operating activities is the primary source of funds to finance working capital and capital expenditures. Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans, capital expenditures and debt service requirements. We expect to meet these short-term requirements through net cash from operating activities and our revolving credit facility. Total undrawn availability under the Senior Secured Credit Facility as of June 30, 2008 was $111.5 million. As of June 30, 2008, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until 2011.

Operating Activities: Net cash used for operating activities from continuing operations was $5.5 million in the first six months of 2008, as compared to net cash provided by operating activities of $27.0 million in the first six months of 2007. The 23% sales growth for the six months increased working capital requirements, including a $42.9 million increase in accounts receivable. Other uses of cash during the first six months of 2008 included the $7.1 million final cash contribution to the U.S. defined pension plan, and a $14.8 million reduction in accounts payables and accrued liabilities as a result of  high capital expenditures in December 2007 which were paid in 2008 and the normal first half timing of annual incentive compensation and benefit payments.   Also, there were increases from other working capital needs arising from the sales growth.

Investing Activities: Net cash used for investing activities was $86.2 million in the first six months of 2008, compared to $23.1 million of net cash used for investing activities in the same period of 2007. The year-on-year fluctuation is attributable to the $25 million of proceeds received from the sale of the European Architectural business during the first quarter of 2007 and increased capital expenditures in  2008. Capital expenditures during  2008 were $86.2 million versus $46.0 million for the comparable prior year period primarily due to the accelerated progress being made on our fiber expansion plans. Capital expenditures for 2008 are now projected to increase from $150 million to $175 million.

Financing Activities: Financing activities provided $81.2 million of net cash in  2008 compared with a use of $0.8 million in the same period of 2007. In May 2008 the Company borrowed $80 million of additional term loans, the term C loan.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  During the first six months of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $36.2 million with the net proceeds received from asset sales. The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit) and the February 2007 sale of our European Architectural business.

Financial Obligations and Commitments: As of June 30, 2008, current maturities of notes payable and capital lease obligations were $1.7 million. The next significant scheduled debt maturity will not occur until 2011, with annual debt and capital lease maturities approximating $1.2 million in 2009.

The term loans under the Senior Secured Credit Facility are scheduled to mature on March 1, 2012 and April 1, 2012. During the first quarter of 2005, we issued $225.0 million principal amount of 6.75% senior subordinated notes. The senior subordinated notes mature on February 1, 2015.

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

Recently Issued Accounting Pronouncements

New accounting pronouncements that have been recently issued but not yet adopted by us are included in Note 1, “Significant Accounting Policies” to the accompanying condensed consolidated financial statements.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from the forward-looking statements.  Actual results could differ materially because of factors such as the timing of deliveries for the Airbus and Boeing programs.  In addition, other factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels, including the impact of rising oil costs; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus or Boeing and their subcontractors; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital including the timing and progress of our capital expansion program.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 43% as of June 30, 2008.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in income as a component of interest expense.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2008 and December 31, 2007 was a liability of $15.1 million and $10.6 million, respectively.  The impact to interest expense for the quarter ended June 30, 2008 was an increase of $0.9 million.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate manufacturing facilities in Europe, which generated approximately 53% of our 2007 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Italy, Australia, Japan, China and Malaysia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the Pound Sterling (“GBP”).  We entered into contracts to exchange U.S. dollars for Euros and GBP through December 2010.  The aggregate notional amount of these contracts was $92.5 million at June 30, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forecasted revenues.  We exclude the forward points from the effectiveness assessment.  For the quarters ended June 30, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and six-months ended June 30, 2008 and 2007 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Unrealized gains at beginning of period	$4.7	$3.4	$3.2	$3.9
(Gains) Losses reclassified to net sales	(0.9)	(0.9)	(1.8)	(1.7)
Increase in fair value	(0.1)	0.8	2.3	1.1
Unrealized gains at end of period	$3.7	$3.3	$3.7	$3.3

As of June 30, 2008, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $4.0 million, of which $3.2 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. For further information regarding market risks, refer to our 2007 Annual Report on Form 10-K.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Hercules Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York state court seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint. On February 7, 2008, the Appellate Division unanimously affirmed the lower court’s judgment.  Hercules has filed a request that the Court of Appeals in New York review this ruling. Hercules also claimed that Hexcel failed to cooperate with Hercules’ defense in the antitrust cases; this claim was not part of the motion for summary judgment but has since been withdrawn by Hercules.

Hercules also notified the Company of two other antitrust liabilities for which it seeks indemnification under the 1996 Sale and Purchase Agreement: (i) Hercules has been sued by Cytec Industries Inc. in both Federal and California courts for an unspecified amount of antitrust damages in connection with Cytec’s purchases of carbon fiber products from Hercules and certain other defendants that were named in the antitrust lawsuits (Cytec was a co-defendant in these lawsuits); and (ii) Hercules has entered into an “amicable” settlement with The Boeing Company and Hitco Inc (both of which were opt-outs) to settle similar antitrust claims for $3.8 million.  These additional indemnity claims were not in front of the New York court, but if the summary judgment is affirmed by the New York Court of Appeals they should be invalid.  In July 2008, we were advised that Cytec’s Federal case against Hercules was dismissed with prejudice although Cytec is appealing that decision.  The Company is not in a position to predict the outcome of the New York lawsuit with Hercules, but will continue to defend it vigorously.

Austrian Exotherm Claim

As previously reported, three employees of our Austrian subsidiary were charged under Section 180 of the Austrian Criminal Code based on allegations that they deliberately caused a violation of an environmental law or regulation when gases and smoke were released during an accidental exotherm at a manufacturing facility. These proceedings have been concluded with the court dismissing the charges and the employees exonerated.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	0		N/A	0	0
May 1 – May 31, 2008	3,539		$26.46	0	0
June 1 – June 30, 2008	0		N/A	0	0
Total	3,539	(1)	$26.46	0	0

(1) All shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 8, 2008 (the “Meeting”) in Stamford, Connecticut. Stockholders holding 75,321,629 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum.  The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1) The ten nominees to the Board of Directors with the most votes were elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier resignation or removal:

DIRECTOR	FOR	WITHHELD

David E. Berges	74,986,308	335,321
Joel S. Beckman	61,435,892	486,393
Lynn Brubaker	61,484,574	437,711
Jeffrey C. Campbell	74,764,018	557,611
Sandra L. Derickson	74,988,128	333,501
W. Kim Foster	74,963,838	357,791
Jeffrey A. Graves	74,673,858	454,853
David C. Hill	74,962,888	358,741
David C. Hurley	61,036,827	692,540
David L. Pugh	74,870,956	450,673
Edward A. Blechschmidt	13,540,871	51,391
Joachim V. Hirsch	12,733,202	859,060
Timothy D. Leuliette	12,540,284	859,060

2) The proposal to ratify PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Company for 2008:

Votes For	Votes Against	Abstentions
66,210,384	3,066,964	338,844

ITEM 6.  Exhibits

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement dated as of May 30, 2008, by and between Hexcel Corporation and Deutsche Bank Trust Company Americas, as administrative agent for Lenders, and the Guarantors listed on the signature pages thereto, made with reference to that certain Credit Agreement, dated as of March 1, 2005, by and among Company, the financial institutions party thereto from time to time and the administrative agent, as amended by the First Amendment, dated as of December 5, 2006 Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2008).

10.2*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2008).

10.3*

Letter agreement dated April 3, 2008 between Hexcel Composites Limited and William Hunt, modifying the letter agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt.

10.4*	Modification to Supplemental Pension Arrangement between Hexcel Composites Limited and William Hunt.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 30, 2008	/s/ Mark I. Clair
(Date)	Mark I. Clair
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement dated as of May 30, 2008, by and between Hexcel Corporation and Deutsche Bank Trust Company Americas, as administrative agent for Lenders, and the Guarantors listed on the signature pages thereto, made with reference to that certain Credit Agreement, dated as of March 1, 2005, by and among Company, the financial institutions party thereto from time to time and the administrative agent, as amended by the First Amendment, dated as of December 5, 2006 Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2008).

10.2*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2008).

10.3*

Letter agreement dated April 3, 2008 between Hexcel Composites Limited and William Hunt, modifying the letter agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt.

10.4*	Modification to Supplemental Pension Arrangement between Hexcel Composites Limited and William Hunt.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith