Form 10-Q
period 2008-09-30
HEXCEL CORP /DE/
filed 2008-10-30
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer  ☐   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
COMMON STOCK	96,362,075

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$48.7	$28.1
Accounts receivable, net	208.7	192.8
Inventories, net	200.6	179.4
Prepaid expenses and other current assets	41.2	34.7
Total current assets	499.2	435.0

Property, plant and equipment	952.7	858.8
Less accumulated depreciation	(430.1)	(415.7)
Net property, plant and equipment	522.6	443.1

Goodwill and intangible assets, net	55.9	56.8
Investments in affiliated companies	10.2	17.5
Deferred tax assets	75.5	88.7
Other assets	25.3	19.4

Total assets	$1,188.7	$1,060.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$1.9	$0.4
Accounts payable	121.5	144.2
Accrued liabilities	80.5	99.7
Total current liabilities	203.9	244.3

Long-term notes payable and capital lease obligations	393.1	315.5
Other non-current liabilities	81.6	73.1
Total liabilities	678.6	632.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 98.2 and 97.6 shares issued at September 30, 2008 and December 31, 2007, respectively	1.0	1.0
Additional paid-in capital	525.6	513.3
Accumulated deficit	(14.5)	(97.4)
Accumulated other comprehensive income	21.8	32.6
	533.9	449.5
Less – Treasury stock, at cost, 1.9 shares and 1.8 shares at September 30, 2008 and December 31, 2007, respectively	(23.8)	(21.9)
Total stockholders’ equity	510.1	427.6

Total liabilities and stockholders’ equity	$1,188.7	$1,060.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$331.4	$281.1	$1,035.4	$853.4
Cost of sales	260.3	214.2	808.1	644.6
Gross margin	71.1	66.9	227.3	208.8

Selling, general and administrative expenses	26.9	26.4	88.9	84.8
Research and technology expenses	7.6	7.7	24.1	25.7
Business consolidation and restructuring expenses	0.7	2.6	2.5	4.1
Other operating expenses	—	—	10.2	—
Operating income	35.9	30.2	101.6	94.2

Interest expense, net	4.6	5.3	15.5	16.9
Non-operating expense	—	0.5	—	1.0
Income from continuing operations before income taxes, equity in earnings and discontinued operations	31.3	24.4	86.1	76.3
Provision for income taxes	11.3	7.2	18.8	29.1
Income from continuing operations before equity in earnings and discontinued operations	20.0	17.2	67.3	47.2
Equity in earnings from and gain on sale of investment in affiliated companies	13.0	0.9	15.6	3.2
Net income from continuing operations	33.0	18.1	82.9	50.4
Income (loss) from discontinued operations, net of tax	—	1.6	—	(5.3)
(Loss) gain on sale of discontinued operations, net of tax	—	(2.4)	—	4.4
Net income	$33.0	$17.3	$82.9	$49.5

Basic net income (loss) per common share:
Continuing operations	$0.34	$0.19	$0.86	$0.53
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.34	$0.18	$0.86	$0.52

Diluted net income (loss) per common share:
Continuing operations	$0.34	$0.19	$0.85	$0.52
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.34	$0.18	$0.85	$0.51

Weighted average common shares outstanding:
Basic	96.5	94.9	96.3	94.4
Diluted	97.8	96.7	97.8	96.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2008	2007

Cash flows from operating activities
Net income from continuing operations	82.9	50.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	33.2	29.8
Amortization of debt discount and deferred financing costs	1.2	1.4
Deferred income taxes	4.3	20.5
Business consolidation and restructuring expenses	2.5	4.1
Business consolidation and restructuring payments	(3.7)	(11.2)
Equity in earnings of affiliated companies	(3.9)	(3.2)
Gain on sale of investment in affiliated companies	(11.7)	—
Share-based compensation	8.7	8.1
Excess tax benefits on share-based compensation	1.7	(6.3)
Accelerated amortization of deferred financing costs	—	1.0

Changes in assets and liabilities:
Increase in accounts receivable	(19.2)	(7.2)
Increase in inventories	(22.9)	(22.3)
Decrease (increase) in prepaid expenses and other current assets	2.1	(1.3)
Decrease in accounts payable and accrued liabilities	(40.6)	(8.4)
Changes in other non-current assets and long-term liabilities	8.8	2.1
Net cash provided by operating activities – continuing operations	43.4	57.5

Cash flows from investing activities
Capital expenditures	(118.6)	(74.0)
Advances and reimbursements for equipment and property, net	(7.2)	2.5
Net proceeds from sale of discontinued operations	—	84.0
Proceeds from sale of equity investment	22.3	—
Investment in affiliated companies	—	(2.0)
Net cash (used for) provided by investing activities – continuing operations	(103.5)	10.5

Cash flows from financing activities
Proceeds from senior secured credit facility – term C loan	79.4	—
Repayments of senior secured credit facility – term B loan	—	(87.9)
Repayments on capital lease obligations and other debt, net	(0.3)	(0.1)
Activity under stock plans, including excess tax benefits on stock-based compensation	1.4	17.1
Net cash provided by (used for) financing activities – continuing operations	80.5	(70.9)
Net cash provided by operating activities, discontinued operations	—	7.9
Net cash used for investing activities, discontinued operations	—	(1.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	2.5
Net increase in cash and cash equivalents	20.6	5.7
Cash and cash equivalents at beginning of period	28.1	25.7
Cash and cash equivalents at end of period	$48.7	$31.4

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

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

Note 2 - Inventories, net

(In millions)	September 30, 2008	December 31, 2007
Raw materials	$93.9	$86.6
Work in progress	58.3	45.4
Finished goods	68.7	66.9
Total inventories, gross	$220.9	$198.9
Inventory allowances	(20.3)	(19.5)
Total inventories, net	$200.6	$179.4

Note 3 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees.  We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.  As of June 30, 2008 we settled all U.S. qualified defined benefit plan pension obligations. Refer to our 2007 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine-months ended Septembers 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
U.S. Qualified and Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.3	$1.2	$0.8
Interest cost	0.2	0.5	0.7	1.5
Expected return on plan assets	—	(0.2)	—	(0.6)
Net amortization and deferral	0.1	0.4	0.1	1.2
Sub-total	0.7	1.0	2.0	2.9
Curtailment and settlement loss	—	0.4	2.7	1.2
Net periodic benefit cost	$0.7	$1.4	$4.7	$4.1

European Defined Benefit Retirement Plans
Service cost	$1.1	$1.0	$3.2	$2.8
Interest cost	1.8	1.7	5.6	5.1
Expected return on plan assets	(2.0)	(1.9)	(6.2)	(5.7)
Net amortization and deferral	(0.1)	0.2	(0.2)	0.6
Net periodic benefit cost	$0.8	$1.0	$2.4	$2.8

Contributions

We contributed $0.7 million to our U.S. qualified and non-qualified defined benefit retirement plans during the third quarter of 2007.  Contributions were $7.5 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Of the total contributed during 2008, $7.1 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $10.4 million.  We recorded a pre-tax loss of $2.7 million during the nine months ended September 30, 2008 on the final settlement, bringing the total U.S. qualified plan settlement loss to $12.1 million.

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2008 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2007 fiscal year.  Accrued benefit costs for the U.S. non-qualified defined benefit retirement plans as of September 30, 2008 were $16.2 million, of which $1.0 million is included within accrued liabilities and $15.2 million is included within other non-current liabilities.  Accrued benefit costs for the U.S. qualified and non-qualified defined benefit retirement plans as of December 31, 2007 were $21.7 million, of which $7.8 million is included within current accrued liabilities and $13.9 million is included within other non-current liabilities.

In addition, we contributed $0.4 million and $0.7 million to our European defined benefit retirement plans in the third quarters of 2008 and 2007, respectively.  Total contributions were $2.6 million and $2.1 million for the nine-months ended September 30, 2008 and 2007, respectively.  Meeting governing requirements, we plan to contribute approximately $2.8 million during 2008 to our European plans.  We contributed $4.5 million to our European plans during the 2007 fiscal year.  Accrued benefit costs for the European defined benefit retirement plans as of September 30, 2008 were $16.8 million, of which $2.5 million is included within accrued liabilities and $14.3 million is included within other non-current liabilities.  Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2007 were $14.4 million of which $2.5 million is included within current accrued liabilities and $11.9 million is included within other non-current liabilities.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, consisting of interest costs for both third quarters of 2008 and 2007.  For the nine-months ended September 30, 2008 and 2007, net periodic postretirement benefit costs were $0.3 million and $0.4 million, respectively. In connection with our postretirement plans, we contributed $0.3 million and $0.1 million during the third quarters of 2008 and 2007, respectively, and $0.9 million and $0.7 million during the nine-months ended September 30, 2008 and 2007, respectively. We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $1.3 million in 2008 to cover unfunded benefits.  We contributed $0.8 million to our postretirement plans during the 2007 fiscal year.  Accrued benefit costs for the postretirement plans as of September 30, 2008 were $11.3 million, of which $1.3 million is included within accrued liabilities and $10.0 million is included within other non-current liabilities.  Accrued benefit costs for the postretirement plans as of December 31, 2007 were $11.4 million, of which $1.3 million were included with current liabilities and $10.1 million were included in other non-current liabilities.

Note 4 - Business Consolidation and Restructuring Programs

The Company’s current restructuring activities are minimal and relate to final stages of previously announced activities from prior years.  Reserves associated with the remaining restructuring programs include certain expected severance payments associated with 2001 and 2006 reorganizations.  Costs associated with the closure of our Livermore facility are for remediation and preparation of the property for sale, which are expensed as incurred.  The aggregate business consolidation and restructuring liabilities as of  September 30, 2008 and December 31, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	1.7	1.8
Cash expenditures	(1.3)	(1.9)	(3.2)
Currency translation adjustments	0.2	—	0.2
Balance as of June 30, 2008	$2.1	$0.1	$2.2
Business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(0.3)	(0.2)	(0.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of September 30, 2008	$2.0	$0.3	$2.3

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2008	December 31, 2007
Senior secured credit facility - term B loan due 2012	87.5	87.5
Senior secured credit facility - term C loan due 2012	79.4	—
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	391.9	312.5
Capital lease obligations	3.1	3.4
Total notes payable and capital lease obligations	$395.0	$315.9

Notes payable and current maturities of long-term liabilities	$1.9	$0.4
Long-term notes payable and capital lease obligations, less current maturities	393.1	315.5
Total notes payable and capital lease obligations	$395.0	$315.9

Senior Secured Credit Facility

On May 30, 2008, Hexcel Corporation and its lenders entered into the second amendment to its Senior Secured Credit Facility pursuant to which Hexcel borrowed $80.0 million of additional term loans, designated as term C loans.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

The term C loans under the facility mature on April 1, 2012, one month after maturity of the existing terms loans under the credit facility.  Principal payments on the new term loans are due quarterly in similar proportion to the existing term loans, with substantially all of the principal due in the second half of 2011 and the first half of 2012.  Any voluntary or mandatory prepayments of term loans by Hexcel will be applied pro rata among the previously existing term loans and the new term loans.  The interest rate for the new term loans is based on LIBOR plus a margin, and was determined based on current market pricing.  In accordance with the terms of the credit facility regarding the borrowing of additional loans, the interest rate margin on the existing term loans was increased  by 37.5 basis points, a level slightly below that of the new term loans.

Term loan B borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.875% to 1.125% or LIBOR plus a margin that can vary from 1.875% to 2.125%.  Term loan C borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 1.25% to 1.50% or LIBOR plus a margin that can vary from 2.25% to 2.50%. Revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 5.02% for the quarter ended September 30, 2008.  Borrowings made under the LIBOR option during the quarter ended September 30, 2008 were made at interest rates ranging from 4.9375% to 5.3125%.

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

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2008, we had issued letters of credit totaling $13.5 million under the Senior Secured Credit Facility.  The Company had no letters of credit outstanding outside the Senior Secured Credit Facility as of September 30, 2008.  Total undrawn availability under the Senior Secured Credit Facility as of September 30, 2008 was $111.5 million.

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

Note 6 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in operating income as a component of interest expense.  The impact to interest expense for the quarter ended September 30, 2008 was a net increase of $1.5 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2008 and December 31, 2007 was a liability of $9.3 million and $10.6 million, respectively.  The fair value at September 30, 2008 was estimated under the provisions of SFAS 157.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2011.  The aggregate notional amount of these contracts was $110.7 million at September 30, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  We exclude the forward points from the effectiveness assessment. For the quarters and nine months ended September 30, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and nine-months ended September 30, 2008 and 2007 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Unrealized gains at beginning of period	$3.7	$3.3	$3.2	$3.9
Gains reclassified to net sales	(0.5)	(0.8)	(2.3)	(2.5)
(Decrease) increase in fair value	(5.5)	1.5	(3.2)	2.6
Unrealized (losses) gains at end of period	$(2.3)	$4.0	$(2.3)	$4.0

As of September 30, 2008, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $2.3 million, of which $0.3 million of losses are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

Note 8 – Income Taxes

The income tax provision for the third quarter of 2008 includes a benefit of $1.8 million related to the reversal of FIN 48 tax reserves from one of the company’s international locations.  The income tax provision for the nine months of 2008, includes a benefit for the reinstatement of $17.2 million of U.S. deferred tax assets which had previously been written off.  The reinstatement of the deferred tax assets was the result of the implementation of tax planning strategies which increased our ability to utilize certain U.S. net operating loss carryforwards previously limited under Section 382 of the Internal Revenue Code.  The amount of allowable net operating losses available was limited following a change in ownership in 2003. The tax strategies involved a change in the Company’s approach to measuring the value of the Company for use in the calculation of limitations on the NOL’s and capitalization of certain research and development expenses under an IRC Section 59(e) election.  This election effectively converts pre-change of control limited NOL’s into post change of control unlimited NOL’s. In addition, primarily as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax provision (previously included in other comprehensive income) was recognized in the second quarter. Excluding these benefits, the effective tax rate for the nine months ended September 30, 2008 was 37.6%, as compared to the effective tax rate for the nine months ended September 30, 2007 from continuing operations of 38.1%.

Note 9 – Discontinued Operations

EBGI

On August 6, 2007, we completed the sale of the U.S. electronics, ballistics and general industrial product lines (“EBGI”) portion of our previously reported reinforcements segment.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital.  Revenues associated with the EBGI business were $16.8 million and $108.7 million for the quarter and nine-months ended September 30, 2007, respectively.  Pre-tax loss associated with the discontinued operation was $2.5 million and $13.3 million for the quarter and nine-months ended September 30, 2007, respectively.  In accordance with the provisions of SFAS 144, the operations of the EBGI business have been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

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

Revenues associated with the Architectural business were $4.4 million for the nine-months ended September 30, 2007.  Pre-tax income associated with the discontinued operation was $10.8 million (including a pre-tax gain on the sale of the business of $10.5 million) for the nine-months ended September 30, 2007.

Note 10 - Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007

Basic net income per common share:
Net income from continuing operations	$33.0	$18.1	$82.9	$50.4
Loss from discontinued operations	—	(0.8)	—	(0.9)
Net income	$33.0	$17.3	$82.9	$49.5

Weighted average common shares outstanding	96.5	94.9	96.3	94.4

Net income from continuing operations per common share	$0.34	$0.19	$0.86	$0.53
Loss from discontinued operations per common share	—	(0.01)	—	(0.01)
Basic net income per common share	$0.34	$0.18	$0.86	$0.52

Diluted net income per common share:
Net income from continuing operations	$33.0	$18.1	$82.9	$50.4
Loss from discontinued operations	—	(0.8)	—	(0.9)
Net income	$33.0	$17.3	$82.9	$49.5

Weighted average common shares outstanding – Basic	96.5	94.9	96.3	94.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.3	0.4	0.4
Stock options	1.0	1.5	1.1	1.4
Weighted average common shares outstanding – Dilutive	97.8	96.7	97.8	96.2

Net income from continuing operations per common share	$0.34	$0.19	$0.85	$0.52
Loss from discontinued operations per common share	—	(0.01)	—	(0.01)
Diluted net income per common share	$0.34	$0.18	$0.85	$0.51

Total shares underlying stock options excluded from the computation of diluted net income per share were 0.9 million for both the quarter and nine-months ended September 30, 2008 and 0.3 million and 0.7 million for the quarter and nine months ended September 30, 2007, respectively, as they were anti-dilutive.

Note 11 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and nine-months ended September 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net income from continuing operations	$33.0	$18.1	$82.9	$50.4
Currency translation adjustments	(20.2)	5.6	(10.4)	9.2
Pension and other postretirement obligations	—	(0.6)	5.7	(0.2)
Net unrealized (losses) gains on financial instruments	(6.3)	0.6	(6.1)	0.1
Comprehensive income from continuing operations	$6.5	$23.7	$72.1	$59.5

Note 12 – Investments in Affiliated Companies

We have an equity ownership investment in a Malaysian joint venture.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that this investment would be considered  a “variable interest entity.”  However, we also believe that we are not the primary beneficiary of such entity, and therefore, are not required to consolidate this entity.

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA Aero”). This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft. On July 18, 2008 we sold our 40.48% interest in BHA Aero. The Company received cash proceeds (before taxes) in the amount of $22.3 million and recorded a pre-tax gain on the sale of $12.5 million in the third quarter of 2008 which is included in equity in earnings on the accompanying condensed consolidated statement of operations.  We also recorded a tax provision of $0.8 million related to the sale, so the after tax gain was $11.7 million or $0.12 per diluted share.  The existing supply and material procurement agreements among BHA, Boeing and Hexcel were affirmed and reflect continued  long term work commitments by Boeing that will ensure Hexcel assembly of BHA components for Boeing as well as the supply of Hexcel materials to BHA.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed another joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Our initial ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%.  During the first quarter of 2007 we paid $2.1 million to increase our ownership interest to 33.33% and Naluri Berhad is no longer a partner.

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

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended September 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended September 30, 2008 that would significantly reduce the receivable amount owed, if any, to the Company.

•                  Money market funds – considered available-for-sale, and classified as cash equivalents.  The adoption of SFAS 157 does not have a material effect on these investments.

The following table presents assets and liabilities measured at fair value at September 30, 2008:

(In millions)	September 30,	Fair Value Measurements at September 30, 2008
Description	2008	Level 1	Level 2	Level 3

Money market funds	$46.7	$—	$46.7	$—
Foreign currency exchange contracts	2.4	—	2.4	—
Total assets	$49.1	$—	$49.1	$—

Foreign currency exchange contracts	$4.1	$—	$4.1	$—
Cross-currency interest rate swaps	9.3	—	9.3	—
Total liabilities	$13.4	$—	$13.4	$—

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

Financial information for our business segments for the quarters and nine-months ended September 30, 2008 and 2007 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Third Quarter 2008
Net sales to external customers:
Commercial aerospace	$131.9	$44.6	$—	$176.5
Industrial	78.2	1.1	—	79.3
Space and defense	58.5	17.1	—	75.6
Net sales to external customers	268.6	62.8	—	331.4
Intersegment sales	9.2	—	(9.2)	—
Total sales	277.8	62.8	(9.2)	331.4

Operating income (a)	39.1	6.4	(9.6)	35.9
Depreciation and amortization	9.7	1.1	—	10.8
Business consolidation and restructuring expenses	0.5	0.2	—	0.7
Stock-based compensation expense	0.6	0.2	1.0	1.8
Capital expenditures	30.8	0.5	1.1	32.4

Third Quarter 2007
Net sales to external customers:
Commercial aerospace	$110.0	$42.8	$—	$152.8
Industrial	67.6	0.3	—	67.9
Space and defense	46.4	14.0	—	60.4
Net sales to external customers	224.0	57.1	—	281.1
Intersegment sales	7.6	0.4	(8.0)	—
Total sales	231.6	57.5	(8.0)	281.1
Operating income	33.9	4.9	(8.6)	30.2
Depreciation and amortization	9.2	1.0	—	10.2
Business consolidation and restructuring expenses	1.9	0.7	—	2.6
Stock-based compensation expense	0.6	0.2	0.6	1.4
Capital expenditures	23.5	1.5	0.3	25.3

Nine Months Ended September 30, 2008
Net sales to external customers:
Commercial aerospace	$423.6	$143.5	$—	$567.1
Industrial	240.0	3.5	—	243.5
Space and defense	175.4	49.4	—	224.8
Net sales to external customers	839.0	196.4	—	1,035.4
Intersegment sales	31.1	0.3	(31.4)	—
Total sales	870.1	196.7	(31.4)	1,035.4

Operating income (a)	123.2	22.5	(44.1)	101.6
Depreciation and amortization	29.9	3.2	0.1	33.2
Business consolidation and restructuring expenses	2.3	0.2	—	2.5
Stock-based compensation expense	2.3	0.5	5.9	8.7
Capital expenditures	114.0	1.8	2.8	118.6

Nine Months Ended September 30, 2007
Net sales to external customers:
Commercial aerospace	$324.8	$126.7	$—	$451.5
Industrial	216.9	0.9	—	217.8
Space and defense	144.3	39.8	—	184.1
Net sales to external customers	686.0	167.4	—	853.4
Intersegment sales	25.9	2.1	(28.0)	—
Total sales	711.9	169.5	(28.0)	853.4

Operating income	109.0	14.9	(29.7)	94.2
Depreciation and amortization	26.9	2.8	0.1	29.8
Business consolidation and restructuring expenses	3.1	1.0	—	4.1
Stock-based compensation expense	3.2	0.6	4.3	8.1
Capital expenditures	69.3	2.8	1.9	74.0

(a)          Operating income for the nine months ended September 30, 2008 within the corporate and other segment includes a charge of $7.6 million related to the increase in environmental remediation liabilities and $2.7 million of other expense as described within Note 7 to the condensed consolidated financial statements.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2008	December 31, 2007
Composite Materials	$39.9	$40.7
Engineered Products	16.0	16.1
Goodwill and intangible assets	$55.9	$56.8

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

In 1986, the Company sold its manufacturing facility in Lodi, New Jersey.  Under the sale agreement, we retained the obligation to remediate the Lodi site.  In 1998 we reacquired the land to facilitate the remediation effort.  Previously we agreed to a cleanup plan for the site with the New Jersey Department of Environmental Protection, and are now performing remediation under that agreement. In the second quarter, we updated  our cost estimate for remediation based on a simulation model.  A number of factors were updated in the model the most prominent of which were further development of information about site contamination and management’s judgement extending the expected duration of the remediation process.  This resulted in a forecasted range of $7.9 million to $11.5 million in remediation costs. As no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the second quarter to the accrual for Lodi remediation of $7.6 million.

As of September 30, 2008, our aggregate environmental related accruals were $9.8 million, of which $3.1 million was included in accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter and nine months ended September 30, 2008 was $0.6 and $2.1 million, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.7 million and $2.0 million for the quarters ended September 30, 2008 and 2007, respectively, and $8.2 million and $5.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Capital expenditures for environmental matters were $1.8 million for the quarter and $4.1 million for the nine months ended September 30, 2008 and $0.4 million for the quarter and 0.5 million for the nine months ended September 30, 2007.

Other Proceedings

Hercules Indemnity Claim

Hercules Incorporated (“Hercules”) was one of our co-defendants in certain previously disclosed antitrust lawsuits relating to carbon fiber, carbon fiber industrial fabrics and carbon fiber prepreg.  As previously disclosed, Hercules filed an action against us in New York state court seeking a declaratory judgment that, pursuant to a 1996 Sale and Purchase Agreement (whereby we acquired the carbon fiber and prepreg assets of Hercules), we were required to indemnify Hercules for its settlements in the antitrust lawsuits and for any liability claims that may be asserted by any of the opt-outs from those suits.  On April 30, 2007, the New York court, on summary judgment, dismissed the indemnity counts in Hercules’ complaint. On February 7, 2008, the Appellate Division unanimously affirmed the lower court’s judgment.  Hercules requested the Court of Appeals in New York to review this ruling.  The request recently has been denied. Accordingly, it is the court’s final judgment that the Company is not liable to indemnify Hercules for its pre-closing antitrust liabilities including any such claims that were specifically asserted by Hercules and were mentioned in the Company’s prior filings.

Gurit Patent Infringement Claim

The Company’s Austrian subsidiary, Hexcel Composites GmbH & Co. KG, has been sued in Austria and Germany by Gurit UK Ltd, a competitor in prepreg materials sold into the wind energy market. Gurit alleges that our HexFIT® prepreg infringes a Gurit patent issued by the European Patent Office (“EPO”). The lawsuits seek to enjoin the manufacture and sale of allegedly infringing HexFIT® prepreg and to recover damages for past infringement. Prior to the filing of these lawsuits we had instituted opposition proceedings in the EPO to invalidate the patent. The EPO sustained the patent but we have lodged an appeal based in part on prior art not previously considered when the patent was granted or when the opposition was decided.  If the patent is not invalidated by the EPO on appeal, we will continue to defend against Gurit’s assertions that HexFIT® prepreg infringes the patent and, where local court procedures allow, we will seek to invalidate the patent in court.  We have not recorded a reserve related to this matter as we are not in a position to predict the outcome of the case.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and nine months ended September 30, 2008, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2007	$2.9
Warranty expense	1.6
Deductions and other	(0.7)
Balance as of June 30, 2008	$3.8
Warranty expense	(0.2)
Deductions and other	(0.7)
Balance as of September 30, 2008	$2.9

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

We serve international markets through manufacturing facilities and sales offices located in the United States, Europe and Asia, and through sales representation offices located in Asia, Australia and South America.  We also hold a 33.33% interest in Asian Composites Manufacturing Sdn. Bhd., located in Malaysia, which manufactures composite structures for commercial aerospace.  On July 18, 2008, the Company completed the sale of its 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA “) to the Boeing Company (see footnote 12 to the condensed consolidated financial statements for further discussion).

Hexcel has two segments, Composite Materials and Engineered Products.  The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs, structural adhesives, honeycomb, composite panels, molding compounds, polyurethane systems and laminates that are incorporated into many applications, including military and commercial aircraft, rotorcraft, wind turbine blades and recreational products.  The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, compression molding and other composite manufacturing techniques.

Despite the recent global economic downturn, we still see strong backlogs and demand from space and defense, wind energy and commercial aircraft customers.  The focus on alternative energy sources has made demand for wind energy more compelling.  More importantly the economics of new, lightweight, wide body aircraft have become critical to end user demand.  This translates into a current and future demand mix that includes a higher percentage of composite rich models which leads us to expect incremental revenue beyond that attributable to buildrates alone.  In the second quarter we announced that we will be supplying carbon fiber prepregs for major primary structures on the new wide body A350 program – the largest contract in our history.

However, in light of the unprecedented volatility in the financial markets and concerns over the global economy during the past few weeks, we will prudently monitor the pace of our capital spending plans to maintain alignment with any changes to prior growth assumptions and our customers’ forecasted growth.  We continue to expect to spend $175 million on capital expenditures in 2008.  At this stage, we are targeting 2009 to be free cash flow neutral for the full year period despite launching the initial capacity increases for the A350 program and new wind blade prepreg plant in Colorado.  Though we expect seasonally higher cash usage in the first half of the year.

On September 6, 2008, the International Association of Machinists (IAM) began their strike against The Boeing Company.  The strike impacts the portion of sales to Boeing and its subcontractors which comprise approximately 20% of our sales.  The strike had an immediate effect on our Engineered Products segment where assemblies often are delivered directly to our customers’ production line.  But the majority of the strike’s impact is just now being strongly felt as all our affected customers adjust their demand.  In the fourth quarter, we estimate that the strike’s impact on EPS results to be approximately a penny per week and continue until production returns to pre-strike levels. On October 27th, a tentative agreement between the IAM and Boeing was reached.  We are working with each customer to set new delivery schedules to recover from the impact of the strike.  Once ratified, we anticipate that it will take up to several weeks to return to pre-strike levels.

In 2007, Hexcel successfully concluded the sale of a significant portion of our previously reported Reinforcements segment.  In order to take full advantage of the many growing applications for advanced composite materials, we decided to narrow our focus and consolidate our activities around our carbon fiber, reinforcements for composites, honeycomb, matrix and engineered products product lines.  In 2007, we completed the combination of our Reinforcements’ activities related to advanced composites with our previously reported Composites and Structures segments as a single organization and we successfully concluded the divestures of our European Architectural business and the U.S. electronics, ballistics and general industrial (“EBGI”) product lines.

Financial Overview

Results of Operations from Continuing Operations

Third Quarter and Nine-Months Results from continuing operations

(In millions, except per share	Quarter Ended September 30,			Nine-Months Ended September 30,
data)	2008	2007	% Change	2008	2007	% Change

Net sales	$331.4	$281.1	17.9%	$1,035.4	$853.4	21.3%
Operating income	35.9	30.2	18.9%	101.6	94.2	7.9%
Net income	33.0	18.1	82.3%	82.9	50.4	64.5%
Diluted net income per common share	$0.34	$0.19		$0.85	$0.52

Non-GAAP measures:
Adjusted operating income	$36.6	$32.8	11.6%	$114.4	$98.3	16.4%
As a percentage of net sales	11.0%	11.7%		11.0%	11.5%
Adjusted net income	$21.3	$18.1	17.7%	$64.0	$50.4	27.0%
Adjusted diluted earnings per share from continuing operations	$0.22	$0.19		$0.66	$0.52

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

	Quarter Ended September 30,		Nine-Months Ended September 30,
(In millions)	2008	2007	2008	2007

Operating income	$35.9	$30.2	$101.6	$94.2
Business consolidation & restructuring expense	0.7	2.6	2.5	4.1
Environmental expense [1]	—	—	7.6	—
Pension settlement expense	—	—	2.7	—
Adjusted operating income	$36.6	$32.8	$114.4	$98.3

Net income from continuing operations	$33.0	$18.1	$82.9	$50.4
Gain on sales of investments in affiliated companies [2]	(11.7)	—	(11.7)	—
Tax adjustments [3]	—	—	(13.6)	—
Environmental expense (net of tax)	—	—	4.7	—
Pension settlement expense (net of tax)	—	—	1.7	—
Adjusted net income	$21.3	$18.1	$64.0	$50.4

[1] The nine-month period of 2008 Environmental Expense adjustment relates to an increase to the estimated remediation costs for the Lodi site, a former fine chemical business located in New Jersey.

[2] The third quarter of 2008 includes $11.7 million after tax gain from the sale of our joint venture interest in BHA.

[3] The nine-month period of 2008 tax adjustments include $13.6 million in net benefit primarily related to the reinstatement of U.S. deferred tax assets which had been previously written off.

Net Sales

Net sales increase for the quarter and nine months ended September 30, 2008 over same periods in 2007 reflected strong growth in all our major markets.  On a constant currency basis, sales for the quarter ended September 30, 2008 was 15.0% higher than same quarter in 2007 and sales for the nine months ended September 30, 2008 were 16.2% higher than the nine months ended September 30, 2007.

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2008 and 2007, respectively:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2008	2007	% Change	2008	2007	% Change
Consolidated Net Sales	$331.4	$281.1	17.9%	$1,035.4	$853.4	21.3%
Commercial Aerospace	176.5	152.8	15.5%	567.1	451.5	25.6%
Industrial	79.3	67.9	16.8%	243.5	217.8	11.8%
Space & Defense	75.6	60.4	25.2%	224.8	184.1	22.1%

Composite Materials	$268.6	$224.0	19.9%	$839.0	$686.0	22.3%
Commercial Aerospace	131.9	110.0	19.9%	423.6	324.8	30.4%
Industrial	78.2	67.6	15.7%	240.0	216.9	10.7%
Space & Defense	58.5	46.4	26.1%	175.4	144.3	21.6%

Engineered Products	$62.8	$57.1	10.0%	$196.4	$167.4	17.3%
Commercial Aerospace	44.6	42.8	4.2%	143.5	126.7	13.3%
Industrial	1.1	0.3	267%	3.5	0.9	290%
Space & Defense	17.1	14.0	22.1%	49.4	39.8	24.1%

Commercial Aerospace: Net sales increased $23.7 million or 14.7% on a constant currency basis for the third quarter of 2008 over the third quarter of 2007.  Sales to Airbus and its subcontractors grew over 20% for the third consecutive quarter.  Sales to Boeing and its subcontractors increased slightly over the third quarter of 2007, as build rate increases were partially offset by the impact by both the Boeing strike and the previously announced delays with the B787 program.  Additionally, sales to “other commercial aerospace” which includes a wide range of aircraft producers as a group were up over 20% for the seventh consecutive quarter due to demand across a wide range of programs in Europe and the Americas, including the resurgence of fuel efficient turboprop aircraft. The impact of foreign exchange rates contributed $1.1 million to commercial aerospace sales in the third quarter.

Net sales for the nine months ended September 30, 2008 increased $115.6 million or 23.1% on a constant currency basis over the nine months ended September 30, 2007.  The sales growth was broad based, reflecting increased aircraft production by both Airbus and Boeing, as well as regional aircraft and business jet manufacturers. The impact of foreign exchange rates contributed $9.3 million to commercial aerospace sales in the nine months ended September 30, 2008.

Industrial: Net sales increased $11.4 million, or 8.8% on a constant currency basis for the third quarter of 2008 over 2007.  Industrial sales were impacted by favorable foreign currency translation of $5.0 million during the quarter.  Industrial market consists primarily of wind energy but also includes recreation, auto and other industrial sub-markets.  Demand within the wind market remained strong during the quarter. This was accompanied by moderate growth in the other industrial sub-market partly offset by lower recreation and automotive sales. The change in the mix of our industrial sales is resulting from a reduced European recreation market, portfolio pruning actions of last year and some capacity that has become available.

Net sales for the nine months ended September 30, 2008 increased $25.7 million or 1.2% on a constant currency basis. The industrial market was impacted by favorable foreign currency translation of $22.7 million for the nine months ended September 30, 2008. Year to date wind energy revenue maintains its mid-teens growth, on a constant-currency basis.

Space & Defense: Net sales increased $15.2 million or 23.3% on a constant currency basis for the third quarter of 2008.  The impact of foreign exchange rates contributed $0.9 million to Space & Defense sales in the third quarter. The growth was across a wide range of programs, led again by the continued strength in global rotorcraft sales and growth across many U.S. military programs.  This year’s growth rates have been well above our historic eight to ten percent average, in part due to new incremental helicopter programs this year.  The fourth quarter of 2007 included approximately $5 million of tooling sales for one of these helicopter programs and thus we expect a tougher comparison in the fourth quarter.

Net sales for the nine months ended September 30, 2008 increased $40.7 million, or 18.3% on a constant currency basis. The impact of foreign exchange rates contributed $5.9 million to commercial aerospace sales in the nine months ended September 30, 2008.

Gross Margin

	Quarter Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
Gross margin	$71.1	$66.9	6.3%	$227.3	$208.8	8.9%
Percentage of sales	21.5%	23.8%		22.0%	24.5%

The increase in gross margin for the quarter ended September 30, 2008 of $4.2 million resulted primarily from higher sales volume.  The leverage of higher volume was offset by the impact of start-up activities associated with new facilities in Spain, France, Germany and China (about 120 basis points), exchange rates (about 40 basis points) and the impact of rising oil costs on certain commodity materials, utility and freight rates (over 100 basis points).  Depreciation and amortization expense, included in cost of sales during the quarter increased $0.3 million to $9.5 million.

The increase in gross margin for the nine months ended September 30, 2008 of $18.5 million resulted primarily from higher sales volume.  The benefits of higher volume were also offset by the factors discussed above.  The nine-month impact of exchange rates was about 80 basis points.  The impact of start-up costs and rising oil costs were less pronounced in the first quarter than the second and third quarters.  Depreciation and amortization expense, included in cost of sales for the nine months increased $2.9 million to $29.5 million from the same period in 2007.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
SG&A expense	$26.9	$26.4	1.9%	$88.9	$84.8	4.8%
Percentage of sales	8.1%	9.4%		8.6%	9.9%

Selling, general and administrative expenses increased $0.5 million and $4.1 for the quarter and nine months ended September 30, 2008 respectively.  The increase for both the quarter and nine months is primarily due to exchange rates.  SG&A expenses as a percentage of sales decreased for both the quarter and nine months ended September 30, 2008 primarily reflecting the increase in sales volumes during the quarter without an associated significant increase in expense.

Research and Technology Expenses (“R&T”)

	Quarter Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2008	2007	Change	2008	2007	Change
R&T expense	$7.6	$7.7	(1.3)%	$24.1	$25.7	(6.2)%
Percentage of sales	2.3%	2.7%		2.3%	3.0%

The decrease in R&T expenses for both the quarter and nine months ended September 30, 2008 reflects a decline in the amount of costs incurred associated with certifying our products and processes to customer aerospace specifications (qualification costs), primarily relating to the certification testing done last year for the B787 components made from the new HexMC system (included in the Engineering Products segment).  This decrease was partially offset by the impact from unfavorable exchange rates.

Other Operating Expense

In 1986, the Company sold its manufacturing facility in Lodi, New Jersey.  Under the sale agreement, we retained the obligation to remediate the Lodi site.  In 1998 we reacquired the land to facilitate the remediation effort.  Previously we agreed to a cleanup plan for the site with the New Jersey Department of Environmental Protection, and are now performing remediation under that agreement. During the second quarter 2008, we updated our cost estimate for remediation based on a simulation model.  A number of factors were updated in the model the most prominent of which were further development of information about site contamination and management’s judgement extending the expected duration of the remediation process.  This resulted in a forecasted range of $7.9 million to $11.5 million in remediation costs. As no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the second quarter to the accrual for Lodi remediation of $7.6 million.

Additionally a charge of $2.7 million related to the termination of our U.S. defined benefit plan was recorded in the first quarter of 2008.  The termination of the U.S. defined benefit plan was completed in the second quarter.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2008	2007	% Change	2008	2007	% Change
Consolidated Operating income	$35.9	$30.2	18.9%	$101.6	$94.2	7.9%
Operating margin	10.8%	10.7%		9.8%	11.0%
Adjusted operating margin	11.0%	11.7%		11.0%	11.5%

Composite Materials	39.1	33.9	15.3%	123.2	109.0	13.0%
Operating margin	14.1%	14.6%		14.2%	15.3%
Adjusted operating margin	14.3%	15.5%		14.4%	15.7%

Engineered Products	6.4	4.9	30.6%	22.5	14.9	51.0%
Operating margin	10.2%	8.5%		11.4%	8.8%
Adjusted operating margin	10.5%	9.7%		11.5%	9.4%

Corporate & Other	(9.6)	(8.6)	11.6%	(44.1)	(29.7)	48.5%

Consolidated operating income increased in the third quarter primarily due to higher sales and lower business consolidation and restructuring expenses. Operating margin for Composite Materials was negatively impacted by the lower gross margin factors previously discussed. The improvement from 2007 in Engineered Products was primarily driven by increased sales and reduced R&T spending related to the certification testing for the Boeing 787 as noted above.

For the nine months ended September 30, 2008, Corporate & Other includes the $7.6 million charge for environmental remediation cost and $2.7 million of final termination costs of our U.S. defined benefit pension plan.

The impact of exchange rates on this quarter’s and year to date’s results were fairly significant as the average dollar to Euro rate was about 10% weaker in the third quarter of 2008 as compared to the third quarter of 2007 (11% on a year to date basis).  The spot rate at September 30, 2008 was about about 2% weaker than the spot rate one year earlier.  There are several impacts to Hexcel: our European aerospace sales are primarily denominated in U.S. dollars, but have a significant portion of their costs in Euros and British Pound Sterling (“GBP”); about one-third of our total sales are denominated in currencies other than the U.S. dollar, so the weakening dollar causes these sales (and their related costs and profits) to translate higher; and we have overhead costs, capital expenditures, working capital accounts, etc. denominated in Euros and GBP that all translate into higher balances as the dollar weakens.  Our hedging objective is to protect the dollar value of operating income. Consequently, if we would be completely hedged, the foreign exchange impact of a weaker dollar would cause gross and operating margins to decline in terms of percentage of sales, while holding the operating income amount steady. Based on our current estimates and our 2008 hedging activity, should the dollar continue to weaken as it has earlier in the year, each 5% movement of the dollar results in an increase in annualized sales of approximately $25 million and operating income decrease of about $1 million.  These impacts reduce our gross margin and operating income percentages.  The weakening dollar vs the Euro again hurt our returns this quarter, especially as a percent of sales, lowering operating income by 65 basis points compared to the third quarter of last year, and 100 basis points compared to the first nine months of last year.

The dollar has recently strengthened significantly against the Euro and the GBP.  As a result of our hedging activities, if this trend continues we do not expect a significant benefit in our operating income, but, as noted above, we would expect an improvement in our operating income percentage and it will eventually help future results as our hedges are replaced at the newer rates.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,		%
(In millions)	2008	2007	% Change	2008	2007	Change
Interest expense, net	$4.6	$5.3	(13.2)%	$15.5	$16.9	(8.3)%
Percentage of sales	1.4%	1.9%		1.5%	2.0%

The $0.7 million reduction in interest expense during the quarter is primarily due to a reduction of $0.4 million associated with interest on uncertain tax positions and the effects of capitalizing interest expense on our significant capital projects.  Our average borrowing rate for the third quarter of 2008 and 2007 was about 6.5%.  We have approximately $167 million of loans outstanding that have variable interest rates based on LIBOR.  With the recent increases in LIBOR, we are expecting a modest increase in interest costs in the fourth quarter.

The $1.4 million reduction in interest expense during the nine-month period is primarily due to the effects discussed above for the third quarter and $0.8 million of cumulative reduction in interest expense related to the adoption of to the adoption of SFAS 157 (see note 13).

Provision for Income Taxes

	Quarter Ended September 30,		%	Nine Months Ended September 30,
(In millions)	2008	2007	Change	2008	2007	% Change
Income tax expense	$11.3	$7.2	56.9%	$18.8	$29.1	(35.4)%
Effective tax rate	36.1%	29.5%		21.8%	38.1%

The provision for income taxes for the third quarter of 2008 was $11.3 million.  This compares to the provision for income taxes of $7.2 million in the third quarter of 2007. The effective tax rate for the quarter ended September 30, 2008 was 36.1%, as compared to last year’s quarter of 29.5%.  The current quarter’s provision includes a reversal of FIN 48 tax reserves of $1.8 million compared to $1.1 million in last year’s quarter. The benefit in the third quarter of 2008 was partly offset by a $0.8 million tax provision related to the gain on the sale of our joint venture interest in BHA.

The income tax provision, for the nine months ended September 30, 2008, was $18.8 million, or 21.8% of income before taxes. This compares to the provision for income taxes of $29.1 million, or 38.1% of income before taxes for the nine months ended September 30, 2007.  The lower effective tax rate in this year’s nine-month period as compared to last year’s comparable period was primarily due to two discrete items netting to a $13.6 million benefit: (1) a reinstatement of $17.2 million of U.S. deferred tax assets which had previously been written off; and (2) an additional $3.6 million tax expense as a result of the elimination of our U.S. defined pension plan (previously included in other comprehensive income). The reinstatement of the deferred tax assets was the result of implementing tax planning strategies which increased our ability to utilize certain U.S. net operating loss carryforwards previously limited under Section 382 of the Internal Revenue Code, which prescribes allowable net operating losses available following a change in ownership in 2003.  Excluding these items, the effective tax rate for the year to date period ended September 30, 2008 was 37.6%.

Equity in Earnings of Affiliated Companies:  Equity in earnings of affiliated companies for the third quarter of 2008 was $13.0 million, compared to $0.9 million in the third quarter of 2007, and reflects a $12.5 million pre-tax gain from the sale of the Company’s investment in BHA Aero Composite Parts Co. in July 2008.  The additional equity earnings for the third quarter 2008 include earnings from the from the Company’s remaining joint venture.  With the exception of the sale, equity in earnings of affiliated companies does not affect the Company’s cash flows.  Equity in earnings of affiliated companies for the nine months ended September 30, 2008 was $15.6 million, comprised of the $12.5 million gain on the sale and $3.1 million of equity in earnings of the two joint ventures, compared to $3.2 million in the comparable prior-year period.

On July 18, 2008, the Company completed the sale of its 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA “) to the Boeing Company.  BHA is located in Tianjin, China, and specializes in producing composite secondary structures and interior parts for the aerospace industry. The Company received cash proceeds (before taxes) in the amount of $22.3 million and recorded an after tax gain on the sale of $11.7 million in the third quarter of 2008.  The existing supply and material procurement agreements among BHA, Boeing and Hexcel were affirmed and reflect continued long term work commitments by Boeing that will ensure Hexcel assembly of BHA components for Boeing as well as the supply of Hexcel materials to BHA.

The Company now has one remaining joint venture located in Malaysia.  The purpose of this joint venture is to also produce composite secondary structures and interior parts for the aerospace industry primarily for Boeing programs.  The previously discussed current strike at Boeing also impacts their results.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of September 30, 2008 and December 31, 2007, and activity for the quarter and nine-months ended September 30, 2007, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.1	1.7	1.8
Cash expenditures	(1.3)	(1.9)	(3.2)
Currency translation adjustments	0.2	—	0.2
Balance as of June 30, 2008	$2.1	$0.1	$2.2
Business consolidation and restructuring expenses	0.3	0.4	0.7
Cash expenditures	(0.3)	(0.2)	(0.5)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of September 30, 2008	$2.0	$0.3	$2.3

See Note 4 to the condensed consolidated financial statements for further details on the business consolidation and restructuring programs.

Financial Condition

We have conducted a review of our exposures to the recent severe deterioration in the financial markets.  Regarding liquidity, we have evaluated our bank group participating in our revolver credit facility to reassure committed revolver availability.  To date we have not experienced any limitations on our ability to access this facility as we monitor our counterparties on a continuous basis.  Our revolver facility is undrawn (restricted by outstanding letters of credit ) and as of September 30, 2008 had $111.5 million available and expires March 1, 2010.  Scheduled debt payments in the next year are nominal.

During the third quarter we have accumulated surplus cash, and the balance at September 30th was $48.7 million as compared to $19 million at June 30th.  The $48.7 million is held in cash and prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

Our U.S. pension plan assets were distributed in earlier quarters as part of the termination discussed above, and present no exposure, however we will be monitoring our foreign plan assets for impacts on future funding requirements and expense.  Our largest exposure is in the UK, where the fair value of the assets was approximately $114 million at December 31, 2007. Additionally, if the actual rate of return differs considerably from the expected rate of return, the amount of future contributions to these plans could change accordingly.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated AA or better.  Further, as a result of the volatile foreign exchange markets, many of these derivatives have moved into a liability position reducing our exposure to counterparty risk.

Liquidity:  As of September 30, 2008, we had cash and cash equivalents of $48.7 million.  Our total debt, net of cash, as of September 30, 2008 was $346.3 million, an increase of $58.5 million from December 31, 2007.  Aggregate borrowings as of September 30, 2008 under the Senior Secured Credit Facility were $166.9 million, consisting of $87.5 million of term loan B and $79.4 million of the term loan C.  There were no amounts borrowed under our revolving facility at September 30, 2008.  Term loan C was entered into on May 30, 2008, as a second amendment to the senior secured credit facility.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan. As of September 30, 2008, we had issued letters of credit under the Senior Secured Credit Facility totaling $13.5 million. Total undrawn availability under the Senior Secured Credit Facility as of September 30, 2008 was $111.5 million.

We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and our revolving credit facility. As of September 30, 2008, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until 2011.

Operating Activities: Net cash provided by operating activities from continuing operations was $43.4 million in the first nine months of 2008, as compared to net cash provided by operating activities of $57.5 million in the first nine months of 2007. Net income from continuing operations of $82.9 million and non-cash items of $47.4 million were partly offset by increased working capital requirements primarily due to the 21% sales growth for the nine months. The increased working capital requirements included a $19.2 million increase in accounts receivable and $22.9 million increase in inventories. Other uses of cash during the first nine months of 2008 included $7.5 million of tax payments related to the sale in 2007 of the European architectural business, the $7.1 million final cash contribution to the U.S. defined pension plan, and $26.0 million in reductions in accounts payables and accrued liabilities as a result of high capital expenditures in December 2007 which were paid in 2008.

Investing Activities: Net cash used for investing activities was $103.5 million in the first nine months of 2008, compared to $10.5 million of net cash provided by investing activities in the same period of 2007. The year-on-year fluctuation is attributable to the $84.0 million of proceeds received from the sale of the European Architectural business during the first quarter of 2007 and sale of the EBGI business during the third quarter of 2007 in addition to increased capital expenditures in 2008 partially offset by the $22.3 of gross cash proceeds from the sale of BHA in July 2008.  Capital expenditures during 2008 were $118.6 million versus $74.0 million for the comparable prior year period primarily due to the acceleration of our fiber expansion plans.  Capital expenditures for 2008 are projected to be $175 million.

Financing Activities: Financing activities primarily from borrowings provided $80.5 million of net cash in the first nine months of 2008 compared to a use of $70.9 million in the same period of 2007.  During the first nine months of 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $87.9 million with the net proceeds received from asset sales. The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit), the February 2007 sale of our European Architectural business and the August 2007 sale of the EBGI business.

Financial Obligations and Commitments: As of September 30, 2008, current maturities of notes payable and capital lease obligations were $1.9 million. The next significant scheduled debt maturity will not occur until 2011, with annual debt and capital lease maturities approximating $1.2 million in 2009.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from the forward-looking statements.  Actual results could differ materially because of factors such as, but not limited to: aircraft build rates which influence the extent and timing of our sales to Boeing, Airbus and other airframers and their subcontractors; a competitive environment and long-term contracts that can limit our ability to price our products to reflect increases in our costs: changes in political, social and economic conditions and local regulations that impact our businesses; foreign currency fluctuations; IAM workers at Boeing timely ratifying the proposed October 27th contract agreement and how quickly production returns to pre-strike levels for Boeing and its subcontractors; delays in qualification of new products by our customers, particularly on the A350 program; changes to our suppliers, customers or end users due to difficulties in obtaining financing; our ability to achieve qualifications and ramp-up production at our new manufacturing facilities; the impact of delays in new aircraft programs; changes in sales mix due to changes in customer demand; changes in space and defense programs due to government defense procurement budgets; the rate of wind energy growth; entry of new competition into markets or specific customer programs; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; interruptions in manufacturing due to lack of utilities, labor disruptions and unanticipated causes; the successful defense of the Gurit infringement lawsuits;  and extent to which timely financing is available to fund operations including working capital and our capital expansion program.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments as well as the mark to market impact on excluded forward points from foreign exchange contracts, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies. Our primary currency exposures are in Europe, where we have significant business activities.  To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as oil, electricity, natural gas,  aluminum and certain chemicals.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 42% as of September 30, 2008.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included in income as a component of interest expense.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2008 and December 31, 2007 was a liability of $9.3 million and $10.6 million, respectively.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate manufacturing facilities in Europe,

which generated approximately 53% of our 2007 and 2008 consolidated net sales.  Our European business activities primarily involve three major currencies – the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Italy, Australia, Japan, China and Malaysia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the Pound Sterling (“GBP”).  We entered into contracts to exchange U.S. dollars for Euros and GBP through December 2010.  The aggregate notional amount of these contracts was $110.7 million at September 30, 2008.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forecasted revenues.  We exclude the forward points from the effectiveness assessment.  There was an immaterial impact to interest expense due to the adoption of SFAS 157.  For the quarters ended September 30, 2008 and 2007, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and nine-months ended September 30, 2008 and 2007 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Unrealized gains at beginning of period	$3.7	$3.3	$3.2	$3.9
Gains reclassified to net sales	(0.5)	(0.8)	(2.3)	(2.5)
(Decrease) Increase in fair value	(5.5)	1.5	(3.2)	2.6
Unrealized (losses) gains at end of period	$(2.3)	$4.0	$(2.3)	$4.0

As of September 30, 2008, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $2.3 million, of which $0.3 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. For further information regarding market risks, refer to our 2007 Annual Report on Form 10-K.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Gurit Patent Infringement Claim

The Company’s Austrian subsidiary, Hexcel Composites GmbH & Co. KG, has been sued in Austria and Germany by Gurit UK Ltd, a competitor in prepreg materials sold into the wind energy market. Gurit alleges that our HexFIT® prepreg infringes a Gurit patent issued by the European Patent Office (“EPO”). The lawsuits seek to enjoin the manufacture and sale of allegedly infringing HexFIT® prepreg and to recover damages for past infringement. Prior to the filing of these lawsuits we had instituted opposition proceedings in the EPO to invalidate the patent. The EPO sustained the patent but we have lodged an appeal based in part on prior art not previously considered when the patent was granted or when the opposition was decided.  If the patent is not invalidated by the EPO on appeal, we will continue to defend against Gurit’s assertions that HexFIT® prepreg infringes the patent and, where local court procedures allow, we will seek to invalidate the patent in court.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	11,539		$20.80	0	0
August 1 – August 31, 2008	11,471		$20.92	0	0
September 1 – September 30, 2008	0		N/A	0	0
Total	23,010	(1)	$20.86	0	0

(1) All shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 30, 2008	/s/ Mark I. Clair
(Date)	Mark I. Clair
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