Form 10-K
period 2008-12-31
HEXCEL CORP /DE/
filed 2009-02-12
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,843,605,210 based on the reported last sale price of common stock on June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2009
COMMON STOCK	96,510,805

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific and Europe.  We are also an investor in a joint venture in Malaysia, which manufactures composite structures for commercial aerospace. In July 2008 we completed the sale of our 40.48% interest in BHA Aero Composite Parts Co., Ltd. (“BHA”) to the Boeing Company.  BHA was located in Tianjin, China, and specializes in producing composite secondary structures and interior parts for aerospace applications.

Narrative Description of Business and Segments

We are a manufacturer of products within a single industry: Advanced Composites.  In 2007, we successfully concluded the reorganization of our former segments, Composites, Structures and Reinforcements in order to take full advantage of the many growing applications for advanced composite materials.  We narrowed our focus and consolidated our activities through divestitures of our European Architectural business and U.S. electronics, ballistics and general industrial product lines, while retaining and combining our Reinforcements’ activities related to advanced composites with the rest of the business.  The divested businesses are reported as discontinued operations within this annual report on Form 10-K.  Unless otherwise indicated, all information within this annual report on Form 10-K reflects the continuing operations of Hexcel.

Hexcel now reports two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, reinforcements for composites, honeycomb core and matrix product lines.   The Engineered Products segment is comprised of lightweight high strength composite structures and specially machined honeycomb product lines.  All prior financial statement periods have been revised to reflect the current segment structure.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2008.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs, structural adhesives, honeycomb, composite panels, molding compounds, polyurethane systems and laminates that are incorporated into many applications, including military and commercial aircraft, wind turbine blades, recreational products and other industrial applications.

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs • Filament winding for various space, defense and industrial applications

	Industrial Fabrics and Specialty Reinforcements	• Raw materials for prepregs and honeycomb • Composites and components used in aerospace, defense, wind energy, automotive, marine, recreation and other industrial applications

Prepregs and Other Fiber-Reinforced Matrix Materials

•             Composite structures

•             Commercial and military aircraft components

•             Satellites and launchers

•             Aeroengines

•             Wind turbine and helicopter blades

•             Yachts, trains and performance cars

•             Skis, snowboards, hockey sticks, and bicycles

	Structural Adhesives	• Bonding of metals, honeycomb and composite materials

	Honeycomb	• Composite structures and interiors • Impact and shock absorption systems • Helicopter blades

Carbon Fibers:  HexTow® carbon fibers are manufactured for sale to third-party customers as well as for our own use in manufacturing certain reinforcements and composite materials.  Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”) and used in filament winding and advanced fiber placement to produce finished composite components.  Key product applications include structural components for commercial and military aircraft, space launch vehicles, and certain other applications such as recreational and industrial equipment.

Industrial Fabrics and Specialty Reinforcements:  Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components.  Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, boats, surfboards, skis and other sporting goods equipment.

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

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a new form of quasi-isotropic carbon fiber prepreg that enables small to medium sized composite components to be mass produced.  HexTOOL® is a specialized form of HexMC® for use in the cost-effective construction of high temperature composite tooling.  HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

Resins:  Polymer matrix materials are sold in bulk and film form for use in direct process manufacturing of composite parts.  Resins can be combined with fiber reinforcements in manufacturing processes such as resin transfer molding (RTM), resin film infusion (RFI) or vacuum assisted resin transfer molding (VARTM) to produce high quality composite components for both aerospace and industrial applications.

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

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Aerospace is the largest market for honeycomb products.  We also sell honeycomb for non-aerospace applications including automotive parts, sporting goods, building panels, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, and other industrial uses.  In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS		MAJOR MANUFACTURING FACILITIES
Aernnova	Finmecanica	Casa Grande, Arizona
Alliant Techsystems	Gamesa	Decatur, Alabama
BAE Systems	GKN	Dagneux, France
The Boeing Company	Goodrich	Duxford, England
Bombardier	Lockheed Martin	Neumarkt, Austria
CFAN	Northrop Grumman	Les Avenieres, France
CTRM Aero Composites	Safran	Parla, Spain
Cytec Engineered Materials	Spirit Aerosystems	Salt Lake City, Utah
Daher	Textron	Seguin, Texas
EADS (including Airbus and Eurocopter)	Trek	Stade, Germany
Embraer-Empresa	United Technologies	Illescas, Spain
FACC	Vestas	Tianjin, China

Net sales for the Composite Materials segment to third-party customers were $1,075.3 million in 2008,

$941.9 million in 2007 and $858.2 million in 2006, which represented approximately 81%, 80%, and 82%, of our net sales, respectively.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers,” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, about 4% of our total production of composite materials in 2008 was used internally by the Engineered Products segment.

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

Net sales for the Engineered Products segment to third-party customers were $249.6 million in 2008, $229.2 million in 2007, and $191.3 million in 2006, which represented approximately 19%, 20%, and 18%, of our net sales, respectively.

The Engineered Products business unit has a one-third ownership interest in a Malaysian joint venture, Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  Under the terms of the joint venture agreement, Hexcel and Boeing have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $27.9 million and $30.2 million in 2008 and 2007, respectively.  For additional information on the Joint Venture investment see Note 5, Investments in Affiliated Companies.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Kent, Washington
United Technologies	Pottsville, Pennsylvania
Spirit	Burlington, Washington
Bombardier	Welkenraedt, Belgium
Hawker / Beechcraft	Alor Setar, Malaysia (JV)
GKN

Divested Businesses

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

In August 2007, we completed the sale of the EBGI portion of our reinforcements business.  Cash proceeds from the sale, net of transaction costs, were $58.5 million, resulting in a net after-tax loss of $3.4 million.  The sale included up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line. The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2008 the Company received $0.3 million. Additional payments, if any, will be recorded as income when earned.

With the completion of the EBGI sale, we received total cash proceeds from the above sales, before any earnout payments, of $106.0 million and recorded a net after-tax gain of $12.7 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 “Discontinued Operations” and Note 5 “Investments in Affiliated Companies” to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further information related to the status of our strategic review, results from discontinued operations and information related to our joint ventures.

Financial Information About Segments and Geographic Areas

Financial information and further discussion of our segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 23%, 25%, and 24% of our 2008, 2007, and 2006 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 23.3% of sales to Boeing and its subcontractors in 2008, 18.3% related to commercial aerospace market applications and 5.0% related to space and defense market applications.  Approximately 24%, 22%, and 26% of our 2008, 2007, and 2006 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 24.0% of sales to EADS and its subcontractors in 2008, 20.3% related to commercial aerospace market applications 3.7% related to space and defense market applications.

In 2008, Vestas Wind Systems A/S accounted for nearly 11% of the Company’s total net sales.  Prior to 2008, their sales were less than 10% of total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2008	2007	2006
Net Sales by Market
Commercial aerospace	54%	53%	52%
Industrial	23	25	27
Space and defense	23	22	21
Total	100%	100%	100%
Net Sales by Geography (a)
United States	48%	47%	45%
Europe	52	53	55
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the sale was manufactured.

	2008	2007	2006
Net Sales to External Customers (b)
United States	36%	40%	36%
Europe	51	48	51
All Others	13	12	13
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the sale was delivered.

Commercial Aerospace

The commercial aerospace industry is our largest user of advanced composites.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and spacecraft have championed the development of these materials, commercial aerospace has had the greater consumption requirements and has commercialized the use of these products.  Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced composites in commercial aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  According to the International Civil Aviation Organization, passenger traffic has grown at an annual compound rate of 5.5% from 1985 to 2006 and has seen year on year growth of 1.8% (estimate), 5.9% and 8.0% during 2008, 2007 and 2006, respectively.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

An additional factor that may cause airlines to defer or cancel orders is their ability to obtain financing, including leasing, for new aircraft orders.  This will be dependent both upon the financial health of the airline operators, as well as the overall availability of financing in the marketplace.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite.  By comparison, the next generation of aircraft in development will contain significantly higher composite content by weight.  The Airbus A380, which was certified in December 2006, is being built with an airframe containing approximately 23% composite content by weight.  The first aircraft was delivered in 2007.  Boeing’s latest aircraft, the 787 has a content of 50% or more composite materials by weight.  After several announced delays, the 787 maiden flight is expected in 2009 and the aircraft is projected to enter into service in the first half of 2010.  In December 2006, Airbus formally launched the A350 XWB also projected to have a composite content of 50% or more by weight.  Airbus targets the A350 XWB to enter into service in 2013.  We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Boeing and Airbus’ production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Boeing and Airbus planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more our materials than older generations.  On average, for established programs we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the ramp-up stage, such as the A350 and the B787, we will have sales as much as a few years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our commercial aerospace revenues increasing by approximately 14% in both 2008 and 2007.

Set forth below are historical aircraft deliveries as announced by Boeing (including McDonnell Douglas) and Airbus:

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Boeing	312	256	271	375	563	620	491	527	381	281	285	290	398	441	375
Airbus	123	124	126	182	229	294	311	325	303	305	320	378	434	453	483
Total	435	380	397	557	792	914	802	852	684	586	605	668	832	894	858

Commercial aerospace represented 54% of our 2008 net sales. Approximately 72% of these revenues can be identified as sales to Boeing, Airbus and their subcontractors for the production of commercial aircraft. Boeing’s 2008 deliveries were impacted by an approximate two month strike during the year resulting in a loss of about 100 aircraft from the planned delivery schedule.  The balance of our commercial aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. Regional aircraft production has also increased over time, but does not directly follow the cycle of large commercial aircraft deliveries. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Industrial Markets

We group under this market segment revenue from applications for our products outside the commercial aerospace and space and defense markets. A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offer significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2008 sales, wind energy, general industrial applications, recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  In 2008, the wind energy market accounted for more than half of our Industrial sales.  Our participation in these market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where they can generate significant value and we can maintain a sustainable competitive advantage.

Space & Defense

The space & defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by space and defense customers is primarily a function of procurement of military aircraft that utilize advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 military aircraft and helicopter programs.  The top ten programs by revenues represent less than 50% of our Space & Defense revenues and no one program exceeds 15% of our revenues in this segment.  These programs include the C-17, F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter (Typhoon), as well as the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters.  In addition, there are new programs in development such as the F-35 (Joint Strike Fighter or “JSF”), CH53K heavy lift helicopter and the EADS A400M military transport planned to enter production in the future.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

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

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Backlog

In recent years, our customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance.  While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured.  Our industrial customers have always desired to order their requirements on as short a lead-time as possible.  As a result, twelve-month order backlog is not a meaningful trend indicator for us.

Raw Materials and Production Activities

 Our manufacturing operations are in many cases vertically integrated.  We produce carbon fibers, industrial fabrics, composite materials and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile (“PAN”) precursor produced at our Decatur, Alabama facility.  The primary raw material for PAN is acrylonitrile.  All the PAN we produce is for internal carbon fiber production.  We consume approximately 60% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of carbon fiber, we purchase significantly greater quantities of carbon fiber than we produce for our own use.  The sources of carbon fiber we can use in any product or application are sometimes dictated by its customer qualifications or certifications, otherwise we select a fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, in 2005, we announced our plans to expand our PAN and carbon fiber capacity by about 50% to serve the growing needs of our customers and our own downstream products.  The first of the fiber lines was completed at the end of 2006 and production began in the first quarter of 2007.  The second line, a greenfield site near Madrid, Spain, was essentially completed in December 2007 and began production by end of the first quarter of 2008.  In October 2007, we announced another 70% increase in PAN and carbon fiber capacity, which will increase our nameplate capacity to a total of about 16 million pounds of carbon fiber by the end of 2010.  After a new line starts production, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying fiber for many industrial and recreational applications in a very short time period.

We purchase glass yarn from a number of suppliers in the United States, Europe and Asia. Aramid and high strength fibers are produced by only a few companies, and during periods of high demand, can be in short supply.  In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, the business attempts to get back-to-back commitments from key raw material suppliers.

Our manufacturing activities are primarily based on “make-to-order”, and to a lesser extent, “make-to-forecast” production requirements. We coordinate closely with key suppliers in an effort to avoid raw material shortages and excess inventories. However, many of the key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances have a material adverse effect on our consolidated results of operations.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures.  We have over 400 patents and pending applications worldwide, have licensed many key technologies, and have granted technology licenses and patent rights to several third parties in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights.  We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business.

We spent $31.4 million, $34.2 million and $29.7 million for R&T in 2008, 2007, and 2006, respectively.  We increased our R&T spending in 2008 and 2007 as compared to 2006 to support new product development and qualification activities particularly in relation to commercial aircraft applications.  These expenditures were expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2008 and 2007 were $9.2 million and $3.2 million, respectively.  As of December 31, 2008 and December 31, 2007, $3.8 million and $2.1 million, respectively, were included in other current accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $4.9 million and $4.6 million higher at December 31, 2008 and 2007, respectively.  Environmental remediation spending charged directly to our reserve balance for 2008, 2007, and 2006, was $2.7 million, $2.7 million, and $2.8 million, respectively.  In addition, our operating costs relating to environmental compliance were $11.1 million, $8.2 million, and $8.0 million, for 2008, 2007, and 2006, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $7.3 million, $2.3 million and $0.8 million for 2008, 2007 and 2006, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of Hexcel being named in a new matter.  A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 15 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried market managers, product managers and sales personnel sell and market our products directly to customers worldwide.  We also use independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, we operate various sales representation offices in the Americas, Europe and Asia Pacific.

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

Employees

As of December 31, 2008, we employed 4,275 full-time employees and contract workers, 2,253 in the United States and 2,022 in other countries.  The number of full-time employees and contract workers as of December 31, 2007 and 2006 was 4,081 and 4,459, respectively.  The December 31, 2006 amount includes 587 people from the businesses that were sold in 2007.

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

Adverse macroeconomic and business conditions, as well as continued disruption in credit markets and government policy changes may significantly and negatively affect our revenues, profitability and financial condition.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers, customers and counterparties could face adverse liquidity issues.  General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

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

While Boeing and Airbus had three prior years of record orders and 2008 orders were still 70% more than the 2008 combined deliveries (resulting in a record combined backlog of 7,429 aircraft as of December 31, 2008), to the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, reduced net sales for our commercial aerospace products and could reduce our operating income. Approximately 54% of our net sales for 2008 were derived from sales to the commercial aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including a terrorist event similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases and slower macroeconomic growth.  Both Boeing and Airbus have experienced various delays in their newest aircraft programs, including the Boeing 787, 747-8, A400M and the ramp-up of the Airbus A380.  These delays have or could have delayed our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major Boeing or Airbus programs could similarly impact our results.

In addition, our customers continue to emphasize the need for cost reduction or other improvements in contract terms throughout the supply chain.  In response to these pressures, we may be required to accept increased risk or face the prospects of margin compression on some products in the future. Where possible, we seek to offset or mitigate the impact of such pressures through productivity and performance improvements, index clauses, currency hedging and other actions.

A significant decline in business with Boeing, EADS, Vestas, or other significant customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the commercial aerospace and wind energy markets.  In the commercial aerospace market, approximately 72%, and in the space and defense market, approximately 38%, of our 2008 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  For the years ended December 31, 2008 and December 31, 2007, approximately 23% and 25% of our total consolidated net sales was made to Boeing and its related subcontractors, respectively, and approximately 24% and 22% of our total consolidated net sales, respectively, was made to EADS, including Airbus and its related subcontractors.  In the wind energy market, nearly 11% of our total sales (but less than 10% in 2007) were made to Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow nor may the increased demand for replacement helicopter blades continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 23% of our net sales in 2008 were derived from space and defense industries.

Changes to the capital expansion plans could materially impact our operating results and financial condition.

The company has significantly increased its capital expenditures in recent years, including capital expenditure spending of $177.3 million in 2008, $120.6 million in 2007 and $117.9 million in 2006.  During that period, major projects in progress or completed include carbon fiber lines in Salt Lake City, Utah and Spain, precursor lines in Decatur, Alabama, satellite prepreg plants in Germany and France and additional wind energy capacity in Austria and a new plant in China.  In October 2007 we announced an additional $180 million carbon fiber capacity which we now expect to be completed by the end of 2010.  Based on expected growth estimates, and in particular our commitment to the Airbus A350XWB, the company anticipates that it will continue a high level of capital expenditures for additional capacity for carbon fiber and other products through investing in existing and new facilities. Our capacity expansion plans could cost more than we anticipated, take longer to complete than scheduled, or fail to produce the quantity or quality of product to meet the requirements of customers.  This could result in our not achieving the growth in business that our capital expenditure plans were designed to deliver, resulting in much higher manufacturing and capital expenditure costs, pressure on our capital structure and a material adverse impact on our financial statements. In addition, these capital expansions are dependent on our ability to generate cash and/or have access to financing on a timely and cost effective basis.

A decrease in supply or increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of supply of raw materials, which are supplied through a sole source or a limited number of sources.  We purchase large volumes of raw materials, such as epoxy and phenolic resins, aluminum foil, carbon fiber, fiberglass yarn and aramid paper, any restrictions on the supply or the increase in the cost of our raw materials could significantly reduce our profit margins.  Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful.

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

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of our business.  For example, our European operations sell some of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products is denominated in Euros or British pound sterling. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

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

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation.  Liability may also include damages to natural resources.  In connection with our Lodi, New Jersey facility, Hexcel, along with a number of other companies, has been directed by federal regulatory authorities to contribute to the assessment and restoration of a stretch of the Passaic River, a project currently estimated to cost $900 million to $2.3 billion.  We have also incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities. We have incurred substantial expenses for work at these sites over a number of years, and these costs, for which we believe we have adequate reserves, will continue for the foreseeable future.  The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future which could adversely affect us.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.  Although most of the our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.  See “Legal Proceedings” below and Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus, the revenues we may generate from an aircraft model or program,; (b)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs; (c) expectations of composite content on new commercial aircraft programs and our share of those requirements; (d) expectations of growth in revenues from space & defense applications; (e) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (f) expectations regarding working capital trends and expenditures; (g) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; and (h) our ability to maintain and improve margins in light of the ramp-up of new facilities and the current economic environment; (i) our ability to refinance our credit facility, which expires in 2010, on acceptable terms; (j) our projections regarding the realizability of net operating loss and federal tax credit carry-forwards; and the impact of the above factors on our expectations of 2009 financial results; (k) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes; fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Specially machined Honeycomb Parts
Burlington, Washington	Engineered Products	Specially machined Honeycomb Parts
International:
Dagneux, France	Composite Materials	Prepregs
Nantes, France	Composite Materials	Prepregs
Les Avenieres, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Illescas, Spain	Composite Materials	Carbon Fibers
Parla, Spain	Composite Materials	Prepregs
Linz, Austria	Composite Materials	Prepregs
Duxford, United Kingdom	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Stade, Germany	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Specially machined Honeycomb Parts
Tianjin, China	Composite Materials	Prepregs

We lease the land and buildings in Nantes, France; Stade, Germany and Tianjin, China; and the land on which the Burlington, Washington facility is located.  We also lease portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France.  We own all other remaining facilities.  In connection with our debt refinancing, on March 1, 2005, we granted mortgages in connection with our new senior secured credit facility on the facilities located in Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Salt Lake City, Utah; and Seguin, Texas.  For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

In July 2008, we announced plans to build a new Wind Energy Glass Prepreg facility in Windsor,

Colorado.  This facility will be leased.  Production is expected to begin in the third quarter of 2009.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $7.0 million as of December 31, 2008.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Although we believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA, we have established a reserve as of December 31, 2007 for our estimated cost in relation to the EPA study.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related waterbodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses. As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to extend certain deadlines, which we believe remove current and potential compliance issues.

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

Environmental remediation reserve activity for the years ended December 31, 2008, 2007, 2006 was as follows:

	For the year ended December 31,
(In millions)	2008	2007	2006
Beginning remediation accrual balance	$3.2	$5.3	$4.2
Current period expenses	8.7	0.6	3.9
Cash expenditures	(2.7)	(2.7)	(2.8)
Ending remediation accrual balance	$9.2	$3.2	$5.3

Capital expenditures for environmental matters	$7.3	$2.3	$0.8

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2008 and 2007, our aggregate environmental related accruals were $9.2 million and $3.2 million, respectively. As of December 31, 2008 and 2007, $3.8 million and $2.1 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million and $4.6 million higher at December 31, 2008 and 2007, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Litigation

Gurit Infringement Claim

Our Austrian subsidiary has been sued in Germany and Austria by Gurit, a European prepreg competitor of materials sold into the wind energy market. Gurit alleges that the Company’s HexFIT®  prepreg made in Austria and sold in Germany to Vestas infringes a Gurit EU patent. Gurit has also has had its counsel issue a “cease and desist” letter with respect to our sales to a minor wind energy customer in Denmark. Vestas is our largest wind energy customer and manufactures blades for wind turbines in Germany, Denmark and Spain. The suits seek an injunction to prevent the Company from making or selling HexFIT in Germany and Austria and also seek damages for past infringement. Regarding the Gurit patent itself, after losing an opposition proceeding in the European patent office (EPO), generally asserting that the patent was not valid based on prior art, we have lodged an appeal in the EPO based on new prior art not previously considered when the patent was granted or when the opposition was decided. It may take more than a year before we know the outcome of the appeal. We believe that HexFIT as made today does not infringe the patent and intend to vigorously defend the suits and prosecute the appeal.

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

Hexcel did not declare or pay any dividends in 2008, 2007 or 2006.  The payment of dividends is limited under the terms of certain of our debt agreements. Hexcel does not have any intent of paying dividends in the foreseeable future, as cash generated from operations will be used primarily to support capital expenditures.

On February 10, 2009 there were 1,167 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2008	0		N/A	0	0

November 1 — November 30, 2008	0		N/A	0	0

December 1 — December 31, 2008	210		$11.23	0	0
Total	210	(1)	$11.23	0	0

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 33 to 55 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 51 to 54 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 59 to 103 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 58 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Management’s report on our internal control over financial reporting is contained on page 57 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2008.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within

120 days after the close of the fiscal year ended December 31, 2008.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2008.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2008.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2008.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for each of the three years ended December 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008

Notes to the Consolidated Financial Statements

(2)  Financial Statement Schedule for the three years ended December 31, 2008:

Schedule II — Valuation and Qualifying Accounts

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

10.1(b)

Second Amendment to Credit Agreement, dated as of May 30, 2008, by and among Hexcel Corporation, the financial institutions listed therein, as Lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to Hexcel’s Current Report on Form 8-K dated May 30, 2008).

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

10.4(c)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 31, 2008 (incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K dated January 7, 2009).

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

10.7(a)*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on December 31, 2008 (incorporated herein by reference to Exhibit 99.15 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.8*

Hexcel Corporation Management Incentive Compensation Plan, as Amended and Restated on December 31, 2008 (incorporated herein by reference to Exhibit 99.13 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.9*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10*	Form of Employee Option Agreement (2009).

10.11*	Modification to Option Agreements.

10.12*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.13*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.14*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.15*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.16*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.17*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.18*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.19*

Form of Employee Option Agreement Special Executive Grant (2000) dated December 20, 2000 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.20*

Form of Employee Option Agreement Special Executive Grant (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.21*	Form of Employee Option Agreement (1999) dated December 2, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.22*	Form of Employee Option Agreement (1999) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

10.23*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2000-2002) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.24*	Form of Restricted Stock Unit Agreement (2009).

10.25*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.27*	Form of Restricted Stock Unit Agreement (2006) (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.28*	Form of Amended and Restated Restricted Stock Unit Agreement (2006, 2007) (incorporated by reference to Exhibit 99.9 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.29*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2008) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008).

10.30*

Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors (2004 and 2005 retainer fee grants, and 2007 annual grant) (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.31*

Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors (2004, 2005 and 2006 annual grants) (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.32*	Form of Performance Based Award Agreement (2009).

10.33	Modification to Performance Based Award Agreement (2008).

10.34*	Form of Performance Based Award Agreement (2008) (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.35*	Form of Performance Based Award Agreement (2007) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.36*	Form of Amended and Restated Performance Based Award Agreement (2007) (incorporated by reference to Exhibit 99.11 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.37*	Form of Performance Based Award Agreement (2006) (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 13, 2006).

10.38*	Form of Amended and Restated Performance Based Award Agreement (2006) (incorporated by reference to Exhibit 99.10 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.39*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.40*

Amended and Restated Employment Agreement between Hexcel Corporation and David E. Berges, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.40(a)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.40(b)*

Employee Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.40 (c)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between David E. Berges and Hexcel Corporation (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.40(d)*

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

10.41*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.41(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.42*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.5 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.42(a)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between Ira J. Krakower and Hexcel Corporation (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.42(b)*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and Ira J. Krakower (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.43*

Amendment to Agreements, dated as of October 11, 2000 by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

10.43(a)*

Amendment to Amendments to Agreements, dated as of November 21, 2000, by and between Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.45(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.43(b)*

Service Agreement, dated January 1, 1992, between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.46(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.43(c)*

Letter Agreement regarding pension and life assurance benefits, dated August 19, 1992 between Ciba-Geigy PLC (subsequently assigned to Hexcel Composites Limited) and William Hunt (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.43(d)*

Letter Agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005).

10.43(e)

Letter agreement dated April 3, 2008 between Hexcel Composites Limited and William Hunt, modifying the letter agreement regarding pension and related benefits, dated January 21, 1999, between Hexcel Composites Limited, Hexcel Corporation and William Hunt (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008).

10.43(f)

Modification to Supplemental Pension Arrangement between Hexcel Composites Limited and William Hunt (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008).

10.44*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.44(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.45*	Director Compensation Program, as of December 15, 2005 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated December 20, 2005).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 12, 2009	/s/ DAVID E. BERGES
(Date)	David E. Berges
Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David E. Berges, Wayne C. Pensky and Ira J. Krakower, individually, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 12, 2009
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE C. PENSKY	Senior Vice President and	February 12, 2009
(Wayne C. Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ MARK I. CLAIR	Vice President, Corporate Controller and
(Mark I. Clair)	Chief Accounting Officer	February 12, 2009
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 12, 2009
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 12, 2009
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 12, 2009
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 12, 2009
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 12, 2009
(W. Kim Foster)

/s/ JEFFREY A. GRAVES	Director	February 12, 2009
(Jeffrey A. Graves)

/s/ DAVID C HILL	Director	February 12, 2009
(David C. Hill)

/s/ DAVID C HURLEY	Director	February 12, 2009
(David C. Hurley)

/s/ DAVID L PUGH	Director	February 12, 2009
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2008	2007	2006	2005	2004

Results of Operations (a):
Net sales	$1,324.9	$1,171.1	$1,049.5	$957.6	$837.0
Cost of sales	1,035.7	888.1	801.0	733.4	647.9
Gross margin	289.2	283.0	248.5	224.2	189.1

Selling, general and administrative expenses	112.9	114.0	105.5	97.1	98.3
Research and technology expenses	31.4	34.2	29.7	24.8	23.0
Business consolidation and restructuring expenses	3.8	7.3	9.9	2.9	2.7
Other expense, net	10.2	12.6	—	15.1	3.0
Operating income	130.9	114.9	103.4	84.3	62.1

Interest expense	20.2	21.4	23.6	29.6	43.4
Non-operating expense, net	—	1.1	0.1	40.9	2.2
Income from continuing operations before income taxes, equity in earnings and discontinued operations	110.7	92.4	79.7	13.8	16.5
Provision (benefit) for income taxes	15.6	33.4	34.7	(113.8)	2.6
Income from continuing operations before equity in earnings and discontinued operations	95.1	59.0	45.0	127.6	13.9
Equity in earnings from and gain on sale of investments in affiliated companies	16.1	4.3	19.9	3.6	1.1
Net income from continuing operations	111.2	63.3	64.9	131.2	15.0
Income (loss) from discontinued operations, net of tax	—	(2.0)	1.0	10.1	13.8
Net income	111.2	61.3	65.9	141.3	28.8
Deemed preferred dividends and accretion	—	—	—	(30.8)	(25.4)
Net income (loss) available to common shareholders	$111.2	$61.3	$65.9	$110.5	$3.4
Basic net income (loss) per common share:
Continuing operations	$1.15	$0.67	$0.70	$1.67	$(0.27)
Discontinued operations	—	(0.02)	0.01	0.17	0.35
Net income per common share	$1.15	$0.65	$0.71	$1.84	$0.09

Diluted net income (loss) per common share:
Continuing operations	$1.14	$0.66	$0.68	$1.40	$(0.25)
Discontinued operations	—	(0.02)	0.01	0.11	0.33
Net income per common share	$1.14	$0.64	0.69	$1.51	$0.08

Weighted-average shares outstanding:
Basic	96.4	94.7	93.4	60.0	39.3
Diluted	97.6	96.5	95.5	93.7	42.1

Financial Position (a):
Total assets	$1,210.3	$1,060.5	$1,014.5	$880.6	$776.8
Working capital	$256.5	$190.7	$206.5	$174.5	$157.3
Long-term notes payable and capital lease obligations	$392.5	$315.5	$409.8	$416.8	$430.4
Stockholders’ equity (deficit) (b)	$509.2	$427.6	$301.6	$210.7	$(24.4)

Other Data (a):
Depreciation and amortization	$43.9	$39.8	$37.4	$38.8	$41.5
Capital expenditures and deposits for capital purchases	$177.3	$120.6	$117.9	$64.3	$35.0
Shares outstanding at year-end, less treasury stock	96.4	95.8	93.8	92.6	53.6

(a)          All financial data presented has been restated to report our U.S. EBGI business and our Architectural business in France as discontinued operations.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Net sales	$1,324.9	$1,171.1	$1,049.5
Gross margin %	21.8%	24.2%	23.7%
Business consolidation and restructuring expenses	$3.8	$7.3	$9.9
Other expense, net	$10.2	$12.6	$—
Operating income	$130.9	$114.9	$103.4
Operating income %	9.9%	9.8%	9.9%
Interest expense	$20.2	$21.4	$23.6
Provision for income taxes	$15.6	$33.4	$34.7
Equity in earnings from and gain on sale of investments in affiliated companies	$16.1	$4.3	$19.9
Income from continuing operations	$111.2	$63.3	$64.9
Income (loss) from discontinued operations, net of tax	$—	$(2.0)	$1.0
Net income (a)	$111.2	$61.3	$65.9
Diluted net income per common share	$1.14	$0.64	$0.69

(a) One of the Company’s performance measures is net income adjusted for significant non-recurring income and expenses, which is a non-GAAP measure. Adjusted net income for the years ended December 31, 2008, 2007 and 2006 was $79.7 million, $69.5 million, and $48.5 million.  Management believes that net income before significant non-recurring items, which is a non-GAAP measurement, is meaningful to investors because it provides a view of Hexcel with respect to ongoing operating results. Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance. A reconciliation to adjusted net income is provided below:

	Year Ended December 31,
(In millions)	2008	2007	2006
GAAP net income from continuing operations	$111.2	$63.3	$64.9
Tax adjustments (1)	(26.2)	(1.9)	(6.7)
Gain on sale of investments in affiliated companies, net of tax	(11.7)		(9.6)
Other expense, net (2)	6.4	8.1
Adjusted net income (Non-GAAP)	$79.7	$69.5	$48.5

(1) Tax adjustments include non-cash benefits of $26.2 million for the year ended December 31, 2008 arising from the reversal of valuation allowances against U.S. deferred tax assets and reinstatement of U.S. deferred tax assets which were previously written off.  See Note 9 in the accompanying consolidated financial statements for further detail. The 2007 tax adjustment includes a $1.9 million benefit from a change in estimate of state net deferred tax assets.  The 2006 amount represents the reversal of valuation allowances.

(2) Other expense in 2008 includes $1.7 million of pension settlement expense and $4.7 million of environmental expenses, both net of tax.  2007 includes $5.7 million of pension settlement expense and $2.4 million of impairment costs, both net of tax.

Business Trends

The primary markets we serve continued to grow in 2008, as our customers continue to expand their use of advanced composites.  2008 was our fifth consecutive year of sales growth, and our average annual sales growth rate from 2003 to 2008 was 12.7%.  Commercial aerospace market accounted for 54% of our 2008 sales, 72% of which was derived from sales to Airbus, Boeing and their subcontractors.   Space and Defense market accounted for 23% of our 2008 sales, with the Industrial markets comprising the remaining 23%.

•                  After three prior years of record orders reported by Airbus and Boeing, 2008 orders declined to the still robust level of 1,444 aircraft.  This is 68.5% more than the combined 858 new commercial aircraft deliveries in 2008, and resulted in a record combined backlog of 7,429 aircraft as of December 31, 2008 at Airbus and Boeing.  Nonetheless, the current poor global economic environment is causing global passenger and freight traffic to decline, which leads to significant doubts about the timing and ability of airline operators to fund or lease new aircraft in backlog.   Accordingly, there is significant caution and a wide range of views regarding deliveries in 2010 and beyond.  As Hexcel generally ships six months in advance of a delivery, 2010 delivery schedules will impact our second half of 2009 sales.   2009 deliveries for Airbus and Boeing are forecasted by them to be around 960 aircraft, and there remains confidence in those forecasts as the OEM’s have said that customer financing is in place as well as that there are other customers willing to take the place of any customers who can not complete their purchases.   If those deliveries occur, it would be the highest in history, exceeding the prior high of 914 deliveries in 1999.

•              2008 provided further confirmation of the longstanding trend of the commercial aerospace industry utilizing a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, B787, B747-8 and the A350.  Only the A380 is in service with the first delivery in October 2007 and 12 deliveries in 2008.  The Airbus A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured, over $3 million per plane.  Airbus now expects to deliver 18 in 2009, and we expect Hexcel’s 2009 sales for the A380 to be in line with 2008.  As of January 31, 2009 Boeing has recorded 879 orders and commitments for its B787 aircraft.  The B787 will have about 52% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its 777 aircraft and 6% for the 767 the aircraft it is primarily replacing.  The development of 787 has had several delays and is now expected to enter into service in the first quarter of 2010.  Hexcel estimates that it has $1.3 million to $1.6 million of content per plane, depending upon which engines are used.  The 747-8, while structurally an aluminum intensive aircraft, new engines and nacelles provide the opportunity for significant Hexcel revenues.  The freighter version of the 747-8 is now expected to be in service in the third quarter of 2010 and the passenger version in the second quarter of 2011.

•              In December 2006, Airbus announced the launch of the A350 which they indicated will also have at least 50% composite content by weight.  On May 30, 2008, Hexcel announced that it had been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350.  The award covers the entire family of the A350 aircraft through 2025 and we estimate the award will generate revenues of $4-$5 billion over the life of the contract.  At December 31,

2008, Airbus has received 483 orders for the A350, which they project will enter into service in 2013.

•              Our commercial aerospace sales increased by 14.2% in 2008 compared to 2007 (13.5% in constant currency).  Airbus and Boeing related sales comprised approximately 72% of our commercial aerospace sales.  The rest of our commercial aerospace sales are principally to the regional and business aircraft markets.  These sales were up over 20% for the year, though the large growth rate we have seen over the last five years in these markets slowed in the second half of the year.  We expect the regional and business aircraft sales to decline in 2009 as compared to 2008, as the business jet and smaller aircraft markets are experiencing the impact of the general economic decline.

•              Our Space and Defense sales of $301.9 million were 18.1% higher as compared to 2007 (16.1% in constant currency).  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of rotorcraft, transport, fixed wing attack and satellite programs around the world. Key programs include the C-17, F/A-18E/F (Hornet), the F-22 (Raptor), the European Fighter Aircraft (Typhoon), the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the NH90, the S76 and the Tiger helicopters; the F-35 (joint strike fighter or JSF), and the EADS A400M military transport aircraft currently under development.  The benefits we obtain from these programs will depend upon which are funded and the extent of such funding.  We expect that Space and Defense revenue over time will grow at its historical 8% per year pace, and 2009 will return to revenue growth in the single digits.

•              Our Industrial sales of $312.7 million were 6.5% higher as compared to 2007 (0.7% higher in constant currency).  Industrial sales include wind energy, recreation, transportation and general industrial applications, with wind in 2008 accounting for over 50% of our Industrial sales.  Wind energy growth was again in the mid-teens for the year as compared to 2007 in constant currency.  The growth of the wind energy market will be, in part, dependent on public policy, including establishing and achieving renewable energy targets, and availability of project financing for the developers of wind farms.  Recreation, transportation and general industrial applications were at their lowest levels in years, reflecting both weak markets and selective portfolio pruning.  Demand for our products in these markets are driven by both the success of particular applications as well as the general overall economy

•                  In December 2008, we had our first sales to the American Centrifuge Project, for which we have an approximate $100 million contract to sell carbon fiber over about three years, with 2010 and 2011 being the largest years.  These sales should help offset any further decline in 2009 sales from recreation, auto and general industrial sub-markets.

•                  While we have some concerns about the end users’ availability of funding for future wind projects, we expect another double digit growth year from wind energy as new global capacity comes on line and U.S. policy warms to renewable energy sources.

•              Our current expectations are that in total our revenues will be flat in 2009 as compared to 2008 on a constant currency basis.  The volatile nature of the global economy and potential effects on our customers has added a good deal of uncertainty to our outlook.

 Results of Operations

We have two reportable segments: Composite Materials and Engineered Products.  Although these segments provide customers with different products and services, they often overlap within three end business markets: Commercial Aerospace, Industrial and Space & Defense.   Therefore, we also find it meaningful to evaluate the performance of our segments through the three end business markets.  Further discussion and additional financial information about our segments may be found in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales:  Consolidated net sales of $1,324.9 million for 2008 were $153.8 million, or 13.1% higher than the $1,171.1 million of net sales for 2007. Consolidated net sales of $1,171.1 million for 2007 were $121.6 million, or 11.6% higher than the $1,049.5 million of net sales for 2006. The increase for both periods was primarily attributable to sales growth within Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2007 as in 2008 (“in constant currency”), consolidated net sales for 2008 would have been $128.4 million, or 10.7% higher than 2007 net sales of $1,196.5 million (restated “in constant currency” using 2008 rates).  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2006 as in 2007 (“in constant currency”), consolidated net sales for 2007 would have been $87.0 million, or 8.0% higher than 2006 net sales of $1,084.1 million (restated “in constant currency” using 2007 rates).

The following table summarizes net sales to third-party customers by segment and end market segment in 2008 and 2007:

(In millions)	Commercial Aerospace	Industrial	Space & Defense	Total
2008 Net Sales
Composite Materials	$530.7	$308.7	$235.9	$1,075.3
Engineered Products	179.6	4.0	66.0	249.6
Total	$710.3	$312.7	$301.9	$1,324.9
	54%	23%	23%	100%
2007 Net Sales
Composite Materials	$455.2	$292.4	$194.3	$941.9
Engineered Products	166.6	1.2	61.4	229.2
Total	$621.8	$293.6	$255.7	$1,171.1
	53%	25%	22%	100%
2006 Net Sales
Composite Materials	$409.5	$275.8	$172.9	$858.2
Engineered Products	137.8	4.4	49.1	191.3
Total	$547.3	$280.2	$222.0	$1,049.5
	52%	27%	21%	100%

Commercial Aerospace:  Net sales to the commercial aerospace market segment increased by $88.5 million or 14.2% to $710.3 million for 2008 as compared to net sales of $621.8 million for 2007; 2007 net sales increased by $74.5 million or 13.6% to $621.8 million for 2007 as compared to net sales of $547.3 million for 2006.  Net sales of the Composite Materials segment were $75.5 million higher, up 16.6% from 2007 and $45.7 million higher, up 11.2% from 2006.  Net sales of the Engineered Products segment increased by $13.0 million or 7.8% to $179.6 million in 2008 and increased by $28.8 million or 20.9% to $166.6 million in 2007.  In constant currency, net sales to the commercial aerospace market segment increased $84.4 million, or 13.5% in 2008 and $63.8 million or 11.4% in 2007.

As a result of the nearly two month Boeing strike which started September 6, 2008, sales to Boeing and its related subcontractors were flat for the year compared to 2007 levels, losing all of the significant growth they generated in the first eight months of 2008.  Airbus and its subcontractor sales were up over 20% for the year thanks to a very strong first half of 2008.  Sales to the remainder of the commercial aerospace market (primarily regional and business jet manufacturers) were also up over 20% for the year, though the large growth rates we have seen over the last five years in these markets slowed in the second half of the year.  Sales to new programs such as the A380, B787, A350, and B747-8 were up for the year, but still represent less than 15% of commercial aerospace revenues.

Our overall year-over-year improvement in 2007 as compared to 2006 was driven by increases in aircraft production by Boeing, Airbus, their subcontractors and other aircraft manufacturers, as well as the resultant growth in demand by aircraft engine and nacelle manufacturers.  For the year, Boeing and its subcontractors, manufacturers of engines and nacelles, and regional aircraft producers as a group were up over 25% as compared to 2006.  Airbus and its subcontractor sales ended down about 5% from the prior year, as the comparisons for the first half of 2007 were significantly impacted by the June 2006 announcement of the A380 delay.

Industrial:  Net sales of $312.7 million for 2008 increased by $19.1 million, or 6.5%, compared to net sales of $293.6 million in 2007; 2007 net sales increased by $13.4 million, or 4.8%, compared to net sales of $280.2 million in 2006.  In constant currency, net sales to the industrial market segment increased $2.2 million or 0.7% in 2008 compared to a decrease of $5.2 million or 1.7% in 2007. Wind energy comprised more than half of the industrial sales in 2008. Wind energy revenue grew in the mid-teens for both years on a constant currency basis.  Our new China wind plant has begun production and we have broken ground on our new wind facility in Colorado to support the growing global demand.

Sales to automotive, recreation and other general industrial markets in 2008 were at their lowest level in years, reflecting both weak markets and selective portfolio pruning.  In 2007, sales to recreation and other industrial markets for the year were down about 9% due to capacity constraints, selective portfolio pruning and a weak winter sports market.

Space & Defense:  Net sales of $301.9 million increased $46.2 million, or 18.1%, for 2008 as compared to net sales of $255.7 million for 2007.  In 2007, net sales increased $33.7 million, or 15.2%, for 2007 as compared to net sales of $222.0 million for 2006. In constant currency, net sales increased $41.8 million, or 16.1% in 2008 and $28.4 million, or 12.5% in 2007.  After a flat 2006, both 2007 and 2008 had growth well above our historic 8 to 10% average, as we benefitted from a broad range of programs in the US, Europe and Asia, including rotorcraft, fixed wing attack, transport and satellite programs. We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and helicopter programs.

Gross Margin: Gross margin for 2008 was $289.2 million, or 21.8% of net sales, compared to gross margin of $283.0 million, or 24.2% of net sales, in 2007.  The 240 basis point decline in gross margin was due to a variety of factors including about 125 basis points of incremental fixed and start-up costs associated with the new facilities in Spain, France, Germany and now China.  Also for the year, we estimate that the extraordinary volatility in exchange rates, energy, and oil based input materials cost us at least another 125 basis points in gross margin, but these issues have for the most part now subsided.

Gross margin for 2007 was $283.0 million, or 24.2% of net sales, compared to gross margin of $248.5 million, or 23.7% of net sales, in 2006.  The improvement reflects primarily the contribution of higher net sales from Commercial Aerospace, Space & Defense and Wind Energy end markets, the product mix of those markets and improved operating efficiencies somewhat offset by higher maintenance, labor, freight and depreciation expenses.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $112.9 million, or 8.5% of net sales for 2008, $114.0 million, or 9.7% of 2007 net sales, and $105.5 million or 10.1% of 2006 net sales.  The $1.1 million decrease in 2008 SG&A expenses reflects good control of costs, particularly in the latter part of the year in light of the Boeing strike and changing economic environment and favorable foreign exchange rates towards the end of the year.  The $8.5 million increase in 2007 SG&A expenses reflects, among other factors, $3.9 million attributed to changes in foreign exchange rates, and an increase of $2.1 million for share-based compensation primarily from grants issued at the beginning of the year.  The remaining is primarily due to general increases in incentive compensation, salaries and benefits and costs related to personnel changes.

Research and Technology Expenses: R&T expenses for 2008 were $31.4 million, or 2.4% of net sales, $34.2 million, or 2.9% of 2007 net sales, and $29.7 million or 2.8% of 2006 net sales.  The $2.8 million decrease in 2008 and the $4.5 million increase in 2007 were due to higher qualification costs in 2007 (i.e. costs associated with certifying our products and processes to customer specifications) associated with the acceleration of opportunities for composites on new commercial aircraft programs including the Boeing 787 and investment in the development of new products and applications.

Business Consolidation and Restructuring Expenses: Business consolidation and restructuring expenses for 2008 were $3.8 million, $7.3 million for 2007 and $9.9 million for 2006.  Almost all of these expenses relate to the December 2006 program to realign our company into a single business and address stranded costs resulting from divestitures due to our portfolio realignment, and clean-up expenses associated with preparing the Livermore, California land for sale after closing the manufacturing facility located on that site.

Other Expense, Net:  Other operating expense of $10.2 million during 2008 consisted of a $7.6 million environmental reserve charge related to a previously disclosed liability and a $2.7 million final charge in relation to the termination of our U.S. defined benefit plan. Other Expenses in 2007 were $12.6 million comprised of the initial $9.4 million charge related to the termination of our U.S. defined benefit plan and an impairment charge for technology of $3.2 million.  There were no other expenses in 2006.

Operating Income: Operating income for 2008 was $130.9 million compared with operating income of $114.9 million for 2007 and $103.4 million in 2006.  Operating income as a percent of sales was 9.9% , 9.8%  and 9.9% in 2008, 2007 and 2006 respectively.  The $16.0 million increase in 2008 operating income is due in part to greater sales for 2008 and good control of Operating Expenses partially offset by the incremental fixed and start-up costs associated with the new facilities.

One of the Company’s performance measures is operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, which is a non-GAAP measure. Adjusted operating income for the years ended December 31, 2008, 2007 and 2006 was $145.0 million, $134.8 million and $114.5 million or 10.9%, 11.5% and 10.9% as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided on page 33.  Almost all of the Company’s sales and costs are either in dollars, Euros or GBP.   Approximately one-third of our sales are in Euros or GBP, in addition much of our European commercial aerospace business has sales denominated in dollars and costs denominated in all three of the currencies.  The net of all this activity is that as the dollar weakens against the Euro and the GBP, our sales will increase while our operating income will decrease.   We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is effected.    While the dollar has recently strengthened, our 2008 operating income percentage is approximately 60 basis points worse than 2007 due to exchange rates and our 2007 operating income percentage is approximately 30 basis points worse than 2006 also due to exchange rates.

Operating income for the Composite Materials segment increased $16.0 million or 11.2% to $158.8 million, as compared to $142.8 million for 2007.  The increase in operating income is the result of an additional $139.6 million of segment revenue offset by new facilities costs. Operating income for the Engineered Products segment increased by $5.5 million compared with 2007 to $21.3 million, as results were helped by both volume and lower development costs related to the 787.

We did not allocate corporate net operating expenses of $54.7 million, $49.2 million and $35.8 million to segments in 2008, 2007 and 2006, respectively.  As discussed above, 2008 and 2007 had $10.3 million and $9.4 million of other expenses included in this segment.  The 2008 increase also reflects the costs incurred earlier in the year related to the proxy contest.  The increase in 2007 is primarily attributable to the pension settlement expense of $9.4 million and increased SG&A of $4.0 million from the higher stock and incentive compensation costs and the costs related to personnel changes.

Interest Expense:  Interest expense for 2008 was $20.2 million, $21.4 million for 2007 and $23.6 million for 2006.  The decrease in both 2008 and 2007 was primarily due to lower average interest rates on our senior secured credit facility resulting in a $2.8 million decrease in expense and lower bank fees of $0.7 million.

Non-Operating Expense, Net:  There were no non-operating expenses in 2008. Non-operating expense in 2007 is comprised of $1.1 million reflecting the accelerated amortization of deferred financing costs as a result of prepayments of the Company’s bank term loan with the net proceeds from asset sales.

Provision (Benefit) for Income Taxes:  During 2008, we recorded a tax provision of $15.6 million or 14.1% effective tax rate. Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable. Excluding these benefits the adjusted effective tax rate for the year was 37.8%.  The 2007 provision of $33.4 million or 36.1% effective tax rate included a $1.9 million benefit, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carry-forwards, offset by other discrete items of $0.4 million.  The 2006 provision of $34.7 million or 43.5% effective tax rate included a $4.5 million benefit for the reversal of a valuation allowance against our U.S. deferred tax assets related to capital losses.   Excluding these benefits the adjusted effective tax was 38.2% for 2007 and 49.2% in 2006.  We believe adjusted effective tax rate, which is a non GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from and Gain on Sale of Investments in Affiliated Companies:   Equity in earnings from and gain on sale of investments in affiliated companies during 2008 of $16.1 million increased by $11.8 million from 2007 due to the inclusion of a pre-tax gain of $12.5 million from the sale of our interest in BHA during 2008 to our joint venture partner for $22.3 million in cash.  Equity in earnings from and gain on sale of investments in affiliated companies during 2006 was $19.9 million as it included a pre-tax gain of $15.7 million from the sale of our interest in TechFab LLC during 2006 to our joint venture partner for $22.0 million in cash.  For additional information, see Note 5 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Income from Continuing Operations:  Net income from continuing operations was $111.2 million, or $1.14 per diluted share for the year ended December 31, 2008 compared to $63.3 million, or $0.66 per diluted common share for 2007 and $64.9 million or $0.68 per diluted share for 2006.  The increase reflects the results discussed above, also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Income (Loss) from Discontinued Operations, Net:  There was no activity from discontinued operations in 2008.  Net loss from discontinued operations was $2.0 million, or $0.02 per diluted common share for the year ended December 31, 2007, which includes a net gain of $3.1 million related to the sales of the U.S. EBGI product lines and the European Architectural business.  For the year ended December 31, 2006, our discontinued operations resulted in net income of $1.0 million, or $0.01 per diluted common share.  The change in results from discontinued operations, excluding the 2007 gain on sales, was $6.1 million, primarily resulting from an after-tax charge of $9.7 million recognized during 2007 related to a litigation settlement.  Our net gain on the sales of discontinued businesses consists of a $6.5 million gain on the sale our Architectural business and a $3.4 million loss on the sale of our U.S. EBGI product lines.  For additional information, see Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	8.0	1.9	9.9
Cash expenditures	(1.4)	(2.3)	(3.7)
Currency translation adjustments	0.6	—	0.6
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses:	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.8	3.0	3.8
Cash expenditures	(1.9)	(2.4)	(4.3)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2008	$2.0	$0.9	$2.9

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  During 2008, 2007 and 2006, we recorded business consolidation and restructuring expenses of $1.7 million, $3.0 million and $7.6 million in connection with this action.  This program is essentially complete.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$—	$—	$—
Business consolidation and restructuring expenses	7.4	0.2	7.6
Cash expenditures	(0.4)	(0.2)	(0.6)
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	2.8	0.2	3.0
Cash expenditures	(7.8)	—	(7.8)
Non-cash usage, including asset write-downs	—	(0.2)	(0.2)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2007	$2.3	$—	$2.3
Business consolidation and restructuring expenses	0.4	1.3	1.7
Cash expenditures	(1.5)	(0.4)	(1.9)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2008	$1.2	$0.9	$2.1

Livermore 2004 Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  The plant ceased operations on March 31, 2007.  The Livermore facility has now been dismantled and the site is being remediated as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  Minor amounts of clean-up expenses may continue to be incurred into 2009.

Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.

Under the retirement savings plans, eligible U.S. employees can contribute up to 20% of their compensation to an individual 401(k) retirement savings account.  We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.

During the fourth quarter of 2007, we obtained approval from the Pension Benefit Guarantee Corporation and the Internal Revenue Service to proceed with the termination of the U.S. Qualified Defined Benefit Plan.  In December 2007 we began the process of distributing lump-sum benefit payments and purchasing annuity contracts for all the U.S. qualified plan participants.  During 2008, and 2007 we distributed $26.8 million out of the pension fund in the form of lump-sum payments.  Cash contributions from Hexcel to the pension fund for the lump sum distributions were $3.3 million in the fourth quarter of 2007 and an additional $6.9 million was made in the first quarter of 2008 to complete the liquidation.

We continue to maintain our defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans.  As of December 31, 2008, 75% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.K. Plan.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2009 plan year will be 7.1% and 7.0% for the European Plans as a group.

We account for our defined benefit retirement plans and our postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”), No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

We use our actual return experience, future expectations of long-term investment returns, and our actual and targeted asset allocations to develop our expected rate of return assumption used in the net periodic cost calculations of our funded European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will almost always be a difference in any given year between our expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is amortized over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 5.64% for 2008 and 5.70% and 5.0% for 2007 and 2006, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  These rates have remained relatively constant over the past three years and are expected to remain constant for 2009.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

For more information regarding our pension and other postretirement benefit plans, see Note 8 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 23%, 25%, and 24% of our 2008, 2007, and 2006 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 23% of sales to Boeing and its subcontractors in 2008, 18% related to commercial aerospace market applications and 5% related to space and defense market applications.  Approximately 24%, 22%, and 26% of our 2008, 2007, and 2006 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 24% of sales to EADS and its subcontractors in 2008, 20% related to commercial aerospace market applications 4% related to space and defense market applications.

In 2008, Vestas Wind Systems A/S accounted for nearly 11% of the Company’s total net sales.   Prior to 2008, their sales were less than 10% of total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

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

On August 6, 2007, we completed the sale of the EBGI portion of our reinforcements business.  Cash proceeds from the sale, net of transaction costs, were $58.5 million, resulting in a net after-tax loss of $3.4 million.  The sale included up to $12.5 million of additional earnout payments contingent upon annual sales for three years of the Ballistics product line.  The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2008 the Company received $0.3 million. Additional payments, if any, will be recorded as income when earned.  The earnout provision expires in August 2010.

With the completion of the EBGI sale, our previously announced portfolio review has reached a successful conclusion, resulting in total cash proceeds, before any earnout payments, of $105.5 million and a net after-tax gain of $12.7 million.

Financial Condition

We have conducted a review of our exposures to the recent severe deterioration in the financial markets and global economy.  As a result we have taken a number of actions, including tight monitoring of all our cash costs and aligning the pace of our capital expenditures with our current growth assumptions.   We have plans for $100 million of capital spending in 2009, with much of it in the first half as we complete carbon fiber and wind capacity projects already in progress.  We target 2009 to be cash flow positive for the year, though we do expect to be negative in the first half as a result of the timing of the capital spending and other seasonal factors.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated AA or better.  Further, as a result of the volatile foreign exchange markets, many of these derivatives have moved into a liability position reducing our exposure to counterparty risk.

Liquidity

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs; capital expenditures and debt service requirements.  We expect to meet these short-term requirements through cash, net cash from operating activities and our and revolving credit facility.

Our cash on hand at December 31, 2008 was $50.9 million as compared to $28.1 million at December 31, 2007.  The $50.9 million is held in cash and prime money market investments with strong sponsor organizations which are monitored on a continuous basis.  Over the last three years, net cash from operating activities has provided a source of funds ranging between $98.3 million and $106.3 million per year.

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”) in place, consisting of $166.7 million in term loans outstanding and a $125.0 million revolving loan as further discussed under the Credit Facilities section.  Our total debt as of December 31, 2008 was $394.6 million, an increase of $78.7 million from the December 31, 2007 balance.  Our $125 million revolver facility is undrawn (other than by outstanding letters of credit) and as of December 31, 2008 had $111.1 million available for borrowings and expires March 1, 2010.  Scheduled debt payments in the next year are nominal.  We have evaluated our bank group participating in our revolving credit facility to reassure committed revolver availability.  To date we have not experienced any limitations on our ability to access this facility as we monitor our counterparties on a continuous basis.  During the fourth quarter we borrowed against our revolving credit facility, and subsequently paid down the balance prior to December 31, 2008,  The level of available borrowing capacity fluctuates during the course of the year due to factors including, capital expenditures, interest and incentive plan payments, as well as timing of receipts and disbursements within the normal course of business.

As of December 31, 2008, our long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations.  While we only have $2.1 million of debt due in 2009, our revolver facility expires on March 1, 2010.  Accordingly, we expect to refinance our Senior Secured Credit Facility in 2009.  The availability and terms of any such financing will depend upon market and other conditions at the time.  Though we do expect our borrowing costs will be higher than they are currently under our current Senior Secured Credit Facility.

Our U.S. pension plan assets were distributed as part of the termination discussed above; however we are monitoring our foreign plan assets for impacts on future funding requirements and expense.  Our largest exposure is in the UK, where the fair value of the assets was approximately $69 million at December 31, 2008. This asset value compares to a benefit obligation of approximately $81 million.  Additionally, if the actual rate of return differs considerably from the expected rate of return, the amount of future contributions to these plans could change accordingly.

Recent events in the credit markets have had an adverse impact on the financial markets.  We have not yet been significantly affected by the distress being experienced in the credit markets; however no assurances can be made that this could not change in the future.

Credit Facilities:  On March 1, 2005, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  On May 30, 2008, Hexcel Corporation and its lenders entered into the second amendment to its Senior Secured Credit Facility pursuant to which Hexcel borrowed $80.0 million of additional term loans, designated as term loan C.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

Term loan B under the Senior Secured Credit Facility is scheduled to mature on March 1, 2012; term loan C under the facility mature on April 1, 2012, one month after maturity of the existing term loan B under the credit facility and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010.

Term loan B borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.875% to 1.125% or LIBOR plus a margin that can vary from 1.875% to 2.125%.  Upon entering the term loan C agreement, the interest rate margin on term loan B was increased by 37.5 basis points, a level slightly below that of term loan C. Term loan C borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 1.25% to 1.50% or LIBOR plus a margin that can vary from 2.25% to 2.50%. Revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 5.01% for the year ended December 31, 2008.  Borrowings made under the LIBOR option during the year ended December 31, 2008 were made at interest rates ranging from 3.875% to 6.5625%.

Principal payments on the term loan C are due quarterly in similar proportion to term loan B, with substantially all of the principal due in the second half of 2011 and the first half of 2012.  Any voluntary or mandatory prepayments of term loans by Hexcel will be applied pro rata among the previously existing term loans and the new term loans.  The interest rate for the new term loans is based on LIBOR plus a margin, and was determined based on current market pricing.  In accordance with the terms of the credit facility regarding the borrowing of additional loans, The Senior Secured Credit Facility is secured by a pledge of assets that includes, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and our material U.S. subsidiaries and 65% of the equity interest of our first-tier U.K. subsidiary.  In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million, of which $13.9 million were outstanding as of December 31, 2008.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.

We are required to maintain various financial ratios throughout the term of the Senior Secured Credit Facility.  These financial covenants set maximum values for our leverage (the ratio of total debt to EBITDA), interest coverage (the ratio of EBITDA to book interest), and capital expenditures (not to exceed specified annual expenditures).  For 2009, our capital expenditure limitation is $100 million.  We have plans in place to spend the $100 million in 2009, but in the event estimated future customer requirements require us to accelerate our capital spending plan, we may not be able to do so if we are unable to refinance the credit facility or obtain an amendment waiver.  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, including dividends, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the Senior Secured Credit Facility contains other customary terms relating to, among other things, representations and warranties, additional covenants and events of default.  At December 31, 2008, we were in compliance with the financial covenants under the Senior Secured Credit Facility and we expect to remain in compliance.

Operating Activities:  We generated $98.9 million from operating activities during 2008, a decrease of $7.4 million from 2007.  Net income plus non-cash items contributed $145.0 million of cash flow.  This was partly offset by increased working capital requirements primarily due to the 13% sales growth during 2008, including $25.7 million in reductions in accounts payables and accrued liabilities primarily as a result of high capital expenditures in December 2007 which were paid in 2008.  Other uses of cash during 2008 included $7.5 million of tax payments related to the sale in 2007 of the European architectural business and the $7.1 million final cash contribution to the U.S. defined pension plan.

Net cash generated from operating activities of continuing operations during 2007 was $106.3 million, an increase of $8.0 million from 2006.  Net income generated from continuing operations plus non-cash charges (depreciation and amortization) contributed $107.3 million of cash flow.  The 2007 cash from operating activities did benefit from a $21.0 million increase in accounts payable and accrued liabilities as a result of the timing of expenditures in December 2007, that resulted in payments in January 2008.  Cash used for inventory increased by $4.7 million during 2007.  We made contributions to our post retirement plans during 2007 of $13.0 million, including $5.9 million specifically related to our U.S. qualified pension plan.  The contribution to post retirement plans during 2006 was $7.7 million.  Dividends of $1.3 million were received from an affiliated company during 2006.

Investing Activities:  Net cash used for investing activities was $155.0 million in 2008 compared to $37.4 million in 2007.  We made capital expenditures of $177.3 million and $120.6 million during 2008 and 2007, respectively, primarily related to our carbon fiber expansion programs, discussed in further detail below.  During 2008, we received total proceeds of $22.3 million from the sale of our interest in BHA. In 2007 we received proceeds of $84.0 million in connection with the sales of our EBGI and European Architectural businesses.  During 2006, we received proceeds of $22.0 million in connection with the sale of our ownership interest in TechFab, an affiliated company.

With increased demand for our products, we made capital expenditures in 2007 and 2008 to increase our manufacturing capacity, and will make further expenditures in 2009.  Capital expenditures for 2009 are projected to be approximately $100 million.

Financing Activities:  Net cash provided by financing activities in 2008 was $80.1 million, primarily reflecting the term loan C borrowings.  Net cash used for financing activities of continuing operations in 2007 was $75.5 million.  This use of cash was primarily due to repayments of long-term debt totaling $96.2 million during the year, generated from the asset sales mention above.  During 2007, we received $21.3 million of cash from activity under stock plans.   Net cash provided by financing activities was $2.5 million during 2006.  During 2006, we received $10.6 million from activity under stock plans.   In addition, we made net payments of $6.4 million on the outstanding balance of our senior secured credit facility and made capital lease payments and other debt of $1.7 million.

Financial Obligations and Commitments:  As of December 31, 2008, current maturities of notes payable and capital lease obligations were $ 2.1 million.  We have entered into several capital leases for buildings and warehouses with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $13.9 million as of December 31, 2008.  We had no letters of credit issued separately from this credit facility.

The following table summarizes the scheduled maturities as of December 31, 2008 of financial obligations and expiration dates of commitments for the years ended 2009 through 2013 and thereafter.

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
Senior secured credit facility — revolver due 2010	$—	$—	$—	$—	$—	$—	$—
Senior secured credit facility — term B loan due 2012	0.9	0.9	64.3	21.4	—	—	87.5
Senior secured credit facility — term C loan due 2012	0.8	0.8	39.2	38.8	—	—	79.6
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases	0.4	0.2	0.2	0.2	—	1.9	2.9
Subtotal	2.1	1.9	103.7	60.4	—	226.9	395.0
Operating leases	8.9	6.5	4.9	2.9	2.5	15.6	41.3
Total financial obligations	$11.0	$8.4	$108.6	$63.3	$2.5	$242.5	$436.3

Letters of credit	$13.9	$—	$—	$—	$—	$—	$13.9
Interest payments	20.9	20.9	19.1	15.7	15.2	17.7	109.5
Estimated benefit plan contributions	5.7	4.5	7.6	6.6	5.6	41.6	71.6
Other*	3.8	1.3	1.2	1.2	1.2	0.5	9.2
Total commitments	$55.3	$35.1	$136.5	$86.8	$24.5	$302.3	$640.5

* Other represents estimated spending for environmental matters at known sites.

As of December 31, 2008, we had $18.2 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainly regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages. We estimate that we will resolve or settle certain tax audits in 2009 and have classified $6.7 million of the unrecognized tax benefit as a current liability.  We are unable to make a reliable estimate of the eventual cash flows of the remaining $11.5 million of unrecognized tax benefits.

For further information regarding our financial obligations and commitments, see Notes 6, 7, 8, 14 and 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Accounts Receivable

We ensure that accounts receivable balances are reported at net realizable value by establishing an appropriate allowance for doubtful accounts.  The allowance for doubtful accounts is based upon, among other factors, a review of the credit-worthiness of our customers, our historical loss experience, and the economic environment within which we operate, and requires a considerable amount of judgment.  We estimate our allowance for doubtful accounts based upon two sets of criteria: a review of specifically identified individual customer accounts that are evaluated for collectability, and an overall evaluation of the collectability of our total accounts receivable.

Individual specific customer accounts are reviewed for collectability when, based upon current information and events, there exists a potential write-off of all, or a portion, of a customer’s outstanding receivable balance.  Factors considered in assessing collectability include a customer’s extended payment delinquency, an assessment of a customer’s credit-worthiness and a consideration of a customer’s request for restructuring, or its filing for protection under the bankruptcy code.  An allowance for doubtful accounts is established based upon our assessment of the uncollectible portion of the accounts receivable balance.

In addition, an overall evaluation of the collectability of our total accounts receivable balance is performed by giving consideration to such factors as past collection experience, available credit insurance, customer and industry trends, economic and market conditions, the financial condition of customers (i.e. bankruptcy, liens, increases in days sales outstanding), and current overall aging trends when compared to the previous years’ aging of accounts receivable.  Based upon this evaluation, an additional allowance for doubtful accounts may be established.

Our total allowance for doubtful accounts at December 31, 2008 and 2007 was $2.1 million and $2.2 million, respectively, representing approximately 1.1% of gross accounts receivable at December 31, 2008 and December 31, 2007.

Inventories

We ensure that inventories are reported at the lower of cost or market by establishing appropriate reserves for excess, obsolete and unmarketable inventories and, if appropriate, reducing inventories to current estimated market values.  Cost is determined using the standard cost method for our Composite Materials segment and by either the weighted average cost method or the standard cost method for our Engineered Products segment.  Cost of inventories includes the cost of raw material, purchased parts, labor and production overhead cost.  We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on age of inventory, historical usage and the estimated forecast of product demand and production requirements.  Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories.  When we have determined that our current inventory levels exceed future demand, inventories are adjusted by increasing reserve balances and recording a charge at the time of such determination thus reducing inventories to estimated net realizable value.  In instances where it is determined that current inventory levels are deemed to be lower than estimated future demand, no adjustment is required.

Our inventory reserves at December 31, 2008 and 2007 were $23.2 million and $19.5 million, respectively, representing 10.6% and 9.8% of gross inventories at December 31, 2008 and 2007, respectively.

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

Individual specific warranty claims are reviewed for possible accrual when, based upon current information and events, a potential individual warranty matter has been identified.  In those instances when judgment would indicate that an accrual is appropriate a product warranty claim liability will be established.  Specific accruals are supported by written documentation from our sales and marketing organization that would include the nature of the issue, the expected resolution date and estimated amount or range of liability.  We would accrue for the estimated warranty claim at an amount no less than the minimum estimated potential liability and no more than the potential maximum estimated amount.  The accrual amount may change only with documentation of a specific change in the estimated impact amount or range of potential liability.

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

Our accrual for product warranties at December 31, 2008 and 2007 was $3.8 million and $2.9 million, respectively.  Our product warranty expense was $1.4 and $1.8 million for the years ended 2008 and 2007, respectively.

Deferred Tax Assets

As of December 31, 2008, we have $119.8 million in net deferred tax assets consisting of deferred tax assets of $156.1 million offset by deferred tax liabilities of $20.2 million and a valuation allowance of $16.1 million.  The net deferred tax asset balance of $105.8 million as of December 31, 2007 consisted of deferred tax assets of $151.2 million offset by deferred tax liabilities of $16.5 million and a valuation allowance of $28.9 million.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), requires us to weigh both positive and negative evidence in determining whether a valuation allowance is required.  Positive evidence would include, for example, a strong earnings history, an event that will increase our taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in future years.

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.

In addition to the valuation allowance against the FTC described above, the valuation allowance as of December 31, 2008 and 2007 relates to certain net operating loss carryforwards of our Belgian and certain U.K. subsidiaries, certain state temporary differences and state net operating loss carryforwards and foreign tax credit carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Included in the provision for income taxes for the year ended December 31, 2006, was the reversal of $4.5 million of the valuation allowance against our U.S. deferred tax assets related to capital losses. The reversal has been made in connection with the sale of our investment in TechFab, which resulted in a gain that is expected to utilize a capital loss.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2008, relates to various Foreign and U.S. jurisdictions. The Company’s unrecognized tax benefits as of December 31, 2008 totaled $18.2 million.

Included in the unrecognized tax benefits of $18.2 million at December 31, 2008 was $15.5 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the condensed consolidated statements of operations.  During 2008, we reversed potential interest of $0.7 million, net of accruals, related to the unrecognized tax benefits. As of December 31, 2008, we have recorded a liability of $2.6 million for the payment of interest.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2003 and currently tax year 2006 is under audit. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2005 onward), Spain (2004 onward) and UK (2006 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of December 31, 2008, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European and U.S. taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the statute of limitations.

Long-Lived Assets and Goodwill

We have significant long-lived assets.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value is determined based on discounted cash flows.  In determining fair value a considerable amount of judgment is required to determine discount rates, market premiums, financial forecasts, and asset lives.  In 2007, the impairment review indicated the fair value of certain purchased intangible assets and fixed assets were less than the carrying amount of the assets, we therefore recorded an impairment charge of $3.0 million during the fourth quarter of 2007.  No impairment charges were recorded in either 2008 or 2006.

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity.  Within the Composite Materials segment, the reporting units are one level below the operating segment.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  The calculation of fair value is determined based on discounted cash flows.  Key assumptions used in the calculation included revenue growth and increases in costs based upon the projected revenue growth and adjusted for anticipated efficiencies from volume increases.  In determining fair value a considerable amount of judgment is required to determine discount rates, market premiums, financial forecasts and is based upon the best information available as of the date of the review.  Future cash flows can be affected by changes in industry or market conditions.  During the fourth quarter of 2008, we updated valuations for all reporting units with goodwill using discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method.  SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statement of operations.  SFAS 123(R) requires that forfeitures be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Furthermore, SFAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.  Share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (ii) and compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).  Share based compensation expense capitalized for the years ended December 31, 2008, 2007 and 2006 was not material.

Restricted stock units (“RSUs”) are grants that entitle the holder to shares of common stock as the award vests (generally over three years).  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target.  The number of PRSUs is based on a two-year performance period and the awards will generally vest after a subsequent one-year service period.  At the end of the performance period, the number of shares of stock to be issued will be determined based on the extent to which the pre-determined performance criteria is met, and can range between 0% and 150% of the target amount for PRSUs issued prior to 2008 and between 0% and 200% of the target amount for PRSUs issued in 2008.  The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be certified by our Board of Directors or a Committee of the Board after the conclusion of the performance period.

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions as for the years ended December 31, 2008 and 2007:

	2008	2007
Risk-free interest rate	2.98%	4.84%
Expected option life (in years) Executive	6.00	5.97
Expected option life (in years) Non-Executive	5.16	5.24
Dividend yield	—%	—%
Volatility	45.21%	40.94%
Weighted-average fair value per option granted	$9.69	$8.41

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.  No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the foreseeable future.

Our 2008 and 2007 stock option, RSU, and PRSU agreements contain certain provisions related to the retirement of an employee.  Employees who terminate employment other than for “cause” (as defined in the relevant employee option or RSU agreement), and who meet the definition of retirement in the relevant employee option or RSU agreement (age 65 or age 55 with 5 or more years of service with the company), will continue to have their options or RSUs vest in accordance with the vesting schedule set forth in the option or RSU agreement.  RSUs and options are deemed to be vested when an employee meets the definition of retirement.  The treatment of PRSUs upon retirement differs from that of options and RSUs, as an employee who is retirement eligible is only entitled to a pro-rata portion of his shares based on the portion of the performance period prior to retirement and based on the extent to which the performance criteria is met; however, if employed at the end of the performance period he is entitled to the entire grant (based on the extent to which the performance criteria is met).  As a result of these provisions, under the terms of SFAS 123(R), we have accelerated the recognition of the compensation expense for any employee who met the above definition of retirement eligibility, or who will meet the definition during the vesting period.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2008 and 2007, our aggregate environmental related accruals were $9.2 million and $3.2 million, respectively. As of December 31, 2008 and 2007, $3.8 million and $2.1 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million and $4.6 million higher at December 31, 2008 and 2007, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the years ended December 31, 2008, 2007, 2006 was as follows:

	For the year ended
(In millions)	December 31, 2008	December 31, 2007	December 31, 2006
Beginning remediation accrual balance	$3.2	$5.3	$4.2
Current period expenses (a)	8.7	0.6	3.9
Cash expenditures	(2.7)	(2.7)	(2.8)
Ending remediation accrual balance	$9.2	$3.2	$5.3

Capital expenditures for environmental matters	$7.3	$2.3	$0.8

(a) 2008 Includes $7.6 million of expense related to the Lodi, New Jersey site resulting from a change in the estimated time period that remediation is expected to continue.

Market Risks

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include, but are not limited to, fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments, and fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies.  Our primary currency exposures are in Europe, where we have significant business activities.  To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum, acrylonitrile and certain chemicals.

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

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2008 of $20.2 million would have decreased to $19.4 million and increased to $21.0 million, respectively.

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap was three years, and was scheduled to mature on July 1, 2008. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap matched the terms of the bank loan.  At June 29, 2007 we terminated the swap and received a cash payment of $0.6 million.  The amounts deferred were released from OCI in accordance with the original terms through July 2008.  A net gain of $0.3 million and $0.7 million were recognized as a component of “interest expense” for 2008 and 2007, respectively.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2008 and December 31, 2007 was a liability of $7.3 million and $10.6 million, respectively.  Net credits to interest expense of $0.1 million and $0.6 million related to the excluded portion of the derivative were recorded in 2008 and 2007, respectively.  Net charges to interest expense of $1.5 million and $0.1 million related to the interest coupons were recorded during 2008 and 2007, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a gain of $3.2 million and losses of $7.7 million and $28 million in 2008, 2007 and 2006, respectively.  The impact of applying SFAS 157 credit risk adjustments was immaterial.

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The swap agreement expired on December 1, 2007.  During 2007, hedge ineffectiveness was immaterial.  A net loss of $0.1 million for the year ended December 31, 2007 was recognized as interest expense.

Foreign Currency Exchange Risks

We operate seven manufacturing facilities in Europe, which generated approximately 52% of our 2008 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in China, Malaysia, and Australia, and sell products to customers throughout the world.

In 2008, our European subsidiaries had third-party sales of $684.5 million of which approximately 29% were denominated in U.S. dollars, 64% were denominated in Euros and 7% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2008 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an immaterial impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2008, a 10% adverse movement would have reduced our operating income by approximately $8 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through April 2011.  The aggregate notional amount of these contracts was $118.2 million and $124.0 million at December 31, 2008 and 2007, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2008, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006
Unrealized gains (losses) at beginning of period	$3.2	$3.9	$(2.3)
(Gains) losses reclassified to net sales	(1.3)	(3.1)	0.1
(Decrease) increase in fair value, net of tax	(10.8)	2.4	6.1
Unrealized gains (losses) at end of period	$(8.9)	$3.2	$3.9

Unrealized losses of $7.0 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2008 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2008 and 2007, respectively were U.S. $15.0 million and GBP 7.3 million against EUR, and U.S. $17.2 million and GBP 1.4 million against EUR. The change in fair value of these forward contracts are recorded in the statement of operations and were immaterial for the years 2008, 2007 and 2006.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and was effective upon issuance.  The Company adopted SFAS 157 in 2008 and in accordance with FSP 157-2 deferred the adoption of SFAS 157 for all nonfinancial assets and liabilities until 2009. We are currently evaluating the impact that this new statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  We have adopted the new statement and have decided not to elect the fair value option.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB

No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 58.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans in 2006.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 12, 2009

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$50.9	$28.1
Accounts receivable, net	189.4	192.8
Inventories, net	195.3	179.4
Prepaid expenses and other current assets	45.1	34.7
Total current assets	480.7	435.0

Net property, plant and equipment	552.3	443.1
Goodwill and other intangible assets	56.0	56.8
Investments in affiliated companies	10.6	17.5
Deferred tax assets	88.3	88.7
Other assets	22.4	19.4

Total assets	$1,210.3	$1,060.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$2.1	$0.4
Accounts payable	120.5	144.2
Accrued compensation and benefits	47.2	56.4
Accrued interest	10.1	9.6
Business consolidation and restructuring liabilities	2.9	3.4
Other accrued liabilities	41.4	30.3
Total current liabilities	224.2	244.3

Long-term notes payable and capital lease obligations	392.5	315.5
Long-term retirement obligations	47.9	39.8
Other non-current liabilities	36.5	33.3
Total liabilities	701.1	632.9

Commitments and contingencies (see Note 15)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 98.3 and 97.6 shares of stock issued and outstanding at December 31, 2008 and 2007, respectively	1.0	1.0
Additional paid-in capital	526.1	513.3
Retained earnings (Accumulated deficit)	14.6	(97.4)
Accumulated other comprehensive (loss) income	(8.7)	32.6
	533.0	449.5
Less: Treasury stock, at cost, 1.9 and 1.8 shares at December 31, 2008 and 2007, respectively	(23.8)	(21.9)
Total stockholders’ equity	509.2	427.6
Total liabilities and stockholders’ equity	$1,210.3	$1,060.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2008	2007	2006

Net sales	$1,324.9	$1,171.1	$1,049.5
Cost of sales	1,035.7	888.1	801.0
Gross margin	289.2	283.0	248.5

Selling, general and administrative expenses	112.9	114.0	105.5
Research and technology expenses	31.4	34.2	29.7
Business consolidation and restructuring expenses	3.8	7.3	9.9
Other expense, net	10.2	12.6	—
Operating income	130.9	114.9	103.4

Interest expense	20.2	21.4	23.6
Non-operating expense, net	—	1.1	0.1
Income from continuing operations before income taxes, equity in earnings and discontinued operations	110.7	92.4	79.7

Provision for income taxes	15.6	33.4	34.7
Income from continuing operations before equity in earnings and discontinued operations	95.1	59.0	45.0

Equity in earnings from and gain on sale of investments in affiliated companies	16.1	4.3	19.9
Net income from continuing operations	111.2	63.3	64.9

(Loss) income from discontinued operations, net of tax	—	(5.1)	1.0
Gain on sale of discontinued operations, net of tax	—	3.1	—
Net income	$111.2	$61.3	$65.9

Basic net income (loss) per common share:
Continuing operations	$1.15	$0.67	$0.70
Discontinued operations	—	(0.02)	0.01
Net income per common share	$1.15	$0.65	$0.71

Diluted net income (loss) per common share:
Continuing operations	$1.14	$0.66	$0.68
Discontinued operations	—	(0.02)	0.01
Net income per common share	$1.14	$0.64	$0.69

Weighted average common shares outstanding:
Basic	96.4	94.7	93.4
Diluted	97.6	96.5	95.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Retained	Accumulated
(In millions)	Par	Additional Paid-In Capital	Earnings Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2005	$0.9	$455.0	$(222.5)	$(7.3)	$(15.4)	$210.7
Net income			65.9			65.9	$65.9
Retained earnings adjustment- SAB 108			(0.5)			(0.5)	(0.5)
Currency translation adjustments				19.3		19.3	19.3
)Net unrealized loss on financial instruments, net of tax				7.8		7.8	7.8
Minimum pension obligation, net of tax				(4.6)		(4.6)	(4.6)
Comprehensive income							$87.9
Pension obligation - FAS 158, net of tax				(17.0)		(17.0)
Activity under stock plans	0.1	24.3			(4.4)	20.0
Balance, December 31, 2006	$1.0	$479.3	$(157.1)	$(1.8)	$(19.8)	$301.6
Net income			61.3			61.3	$61.3
Retained earnings adjustment -FIN 48			(1.6)			(1.6)	(1.6)
Currency translation adjustments				13.9		13.9	13.9
Net unrealized loss on financial instruments, net of tax				(0.7)		(0.7)	(0.7)
Change in post-retirement benefit plans, net of tax				21.2		21.2	21.2
Comprehensive income							$94.1
Activity under stock plans		34.0			(2.1)	31.9
Balance, December 31, 2007	$1.0	$513.3	$(97.4)	$32.6	$(21.9)	$427.6
)Net income			111.2			111.2	$111.2
Pension obligation - SFAS 158, measurement date adjustment, net of tax			0.8			0.8	0.8
Currency translation adjustments				(27.7)		(27.7)	(27.7)
Net unrealized loss on financial instruments, net of tax				(12.0)		(12.0)	(12.0)
Change in post-retirement benefit plans, net of tax				(1.6)		(1.6)	(1.6)
Comprehensive income							$70.7
Activity under stock plans		12.8			(1.9)	10.9
Balance, December 31, 2008	$1.0	$526.1	$14.6	$(8.7)	$(23.8)	$509.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2008	2007	2006
Cash flows from operating activities of continuing operations
Net income	$111.2	$61.3	$65.9
(Loss) income from discontinued operations, net of tax	—	(2.0)	1.0
Net income from continuing operations	111.2	63.3	64.9

Reconciliation to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43.9	39.8	37.4
Amortization of debt discount and deferred financing costs	1.7	1.7	1.6
Deferred income taxes (benefit)	(6.5)	10.0	17.5
Business consolidation and restructuring expenses	3.8	7.3	9.9
Business consolidation and restructuring payments	(4.3)	(14.9)	(3.7)
Loss on early retirement of debt	—	1.1	—
Equity in earnings from and gain on sale of investments in affiliated companies	(16.2)	(4.3)	(19.9)
Dividends from affiliated companies	—	—	1.3
Share-based compensation	9.4	10.4	8.3
Excess tax benefits on share-based compensation	2.0	(7.1)	(5.4)

Changes in assets and liabilities:
Increase in accounts receivable	(3.1)	(10.0)	(11.8)
Increase in inventories	(20.1)	(19.1)	(14.4)
Decrease (increase) in prepaid expenses and other current assets	3.0	0.3	(0.3)
(Decrease) increase in accounts payable and accrued liabilities	(25.7)	21.0	8.4
Other, net	(0.2)	6.8	4.5
Net cash provided by operating activities of continuing operations	98.9	106.3	98.3

Cash flows from investing activities of continuing operations
Capital expenditures and deposits for capital purchases	(177.3)	(120.6)	(117.9)
Insurance recoveries on property damage	—	1.2	0.5
Proceeds from sale of an investment in an affiliated company	22.3	—	22.0
Net proceeds from sale of discontinued operations	—	84.0	—
Investment in affiliated companies	—	(2.0)	—
Net cash used for investing activities of continuing operations	(155.0)	(37.4)	(95.4)

Cash flows from financing activities of continuing operations
Proceeds from senior secured credit facility — term C loan	79.3	—	—
Repayments and redemption of long-term debt	—	(96.2)	(1.4)
Repayments of senior secured credit facility — revolver, net	—	—	(5.0)
Repayments of capital lease obligations and other debt, net	(0.4)	(0.6)	(1.7)
Activity under stock plans and other	1.2	21.3	10.6
Net cash provided by (used for) financing activities of continuing operations	80.1	(75.5)	2.5

Net cash provided by operating activities of discontinued operations	—	7.2	4.4
Net cash used for investing activities of discontinued operations	—	(1.8)	(2.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	3.6	(2.6)
Net increase in cash and cash equivalents	22.8	2.4	4.7
Cash and cash equivalents at beginning of year	28.1	25.7	21.0
Cash and cash equivalents at end of year	$50.9	$28.1	$25.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in the commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe and Asia Pacific.  We are also an investor in a joint venture, which manufactures composite structures for commercial aerospace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits.  An investment in an affiliated company, in which our interest is 33% and where we do not have the ability to exercise control over financial or operating decisions, nor are the primary beneficiary, is accounted for using the equity method of accounting.

During 2007, the Company completed the sale of its U.S. electronics, ballistics and general industrial (“EBGI”) product lines and its European Architectural business (“Architectural business”). The results of these businesses are classified as discontinued operations in these consolidated financial statements and notes to consolidated financial Statements (see Note 20).  Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased are considered to be cash or cash equivalents.  Our cash equivalents are held in prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business.  In accordance with the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  A reporting unit is an operating segment or one level below an operating segment, for which discrete information is available and regularly reviewed by management.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is written down to its fair value.  Fair value is calculated using discounted cash flows.  The determination of fair value includes a high degree of judgment and the use of significant estimates and assumptions and requires the use of discount rates, market premiums, and financial forecasts.

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

Investments

We have an investment in an affiliated company with an equity interest of 33%.  Upon assessment of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), we believe that this affiliated company would be considered a variable interest entity (“VIEs”).  However, we do not control the financial or operating decisions of this company, nor do we consider ourselves the primary beneficiary of this entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses and the inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge.  We review our investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  We record an investment impairment charge when the decline in value is considered to be other than temporary.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 5 to 10 years.  At December 31, 2008 and 2007, deferred debt financing costs were $5.8 million and $6.7 million, net of accumulated amortization of $10.9 million and $9.2 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payments, which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors.  The Company adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the stockholders’ equity section of the consolidated balance sheets.  Gains and losses from foreign currency transactions are not material.

Revenue Recognition

Our revenue is predominately derived from sales of inventory, and is recognized when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer, the sales price is fixed or determinable and collectability is reasonably assured.  However, from time to time we enter into contractual arrangements for which other specific revenue recognition guidance is applied.

Recognition of revenue on bill and hold arrangements occurs only when risk of ownership has passed to the buyer, a fixed written commitment has been provided by the buyer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligations remain and a schedule for delivery of goods has been established.  Revenues derived from design and installation services are recognized when the service is provided.  Revenues derived from long-term construction-type contracts are accounted for under Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contracts.  The Company accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost basis.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Pensions

As of December 31, 2006, we adopted SFAS 158 which requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated balance sheet.  Upon adoption of SFAS 158, we increased our pension liabilities and “accumulated other comprehensive loss” by $17.0 million.  In addition, we recognized as a component of “other comprehensive loss”, the gains or losses and prior service costs and credits that had not been recognized as components of net periodic costs pursuant to SFAS 87.  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $2.9 million, $1.8 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings.  Such costs are related to the development and, in certain instances, the qualification and certification of new and improved products and their uses.  R&T costs are expensed as incurred.

Income Taxes

We provide for income taxes using the liability approach under SFAS No. 109, Accounting for Income Taxes.  Under the liability approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income.  On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information, at a more likely than not level based upon its technical merits before any benefit can be recognized.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Three customers and their related subcontractors accounted for approximately half of our annual net sales for 2006 through 2008.  Refer to Note 18 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2008 and 2007, the allowance for doubtful accounts was $2.1 million and $2.2 million, respectively.  Bad debt expense was $0.1 million, $1.3 million, and $0.4 million in 2008, 2007, and 2006, respectively.

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

We follow the guidance in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its corresponding amendments under Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.

Self-insurance

We are self-insured up to specific levels for medical and health insurance and certain workers’ compensation plans.  Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and was effective upon issuance.  The Company adopted SFAS 157 in 2008 and in accordance with FSP 157-2 deferred the adoption of SFAS 157 for all nonfinancial assets and liabilities until 2009.  We are currently evaluating the impact that this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  We have adopted the new statement and decided not to elect the fair value option.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

Note 2 — Inventories

	December 31,
(In millions)	2008	2007
Raw materials	$89.2	$86.6
Work in progress	52.0	45.4
Finished goods	77.3	66.9
Total inventories, gross	$218.5	$198.9
Inventory allowances	(23.2)	(19.5)
Total inventories, net	$195.3	$179.4

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2008	2007
Land	$31.7	$32.2
Buildings	242.3	195.5
Equipment	539.8	506.6
Construction in progress	157.9	124.5
Property, plant and equipment	971.7	858.8
Less accumulated depreciation	(419.4)	(415.7)
Net property, plant and equipment	$552.3	$443.1

Depreciation expense related to property, plant and equipment for the years ended December 31, 2008, 2007 and 2006, was $43.9 million, $39.6 million, and $37.3 million, respectively. Capitalized interest of $4.0 million and $2.9 million for 2008 and 2007 was included in construction in progress and is associated with our carbon fiber expansion programs. Capitalized costs associated with software developed for internal use were $1.4 million and $1.2 million for 2008 and 2007, respectively.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of goodwill and other purchased intangibles for the years ended December 31, 2008 and 2007, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2006	$42.7	$16.1	$58.8
Impairment Charge	(3.0)	—	(3.0)
Currency translation adjustments and other	1.0	—	1.0
Balance as of December 31, 2007	$40.7	$16.1	$56.8
Currency translation adjustments and other	(0.8)	—	(0.8)
Balance as of December 31, 2008	$39.9	$16.1	$56.0

During the fourth quarter of 2008, we performed our annual impairment review of goodwill.  The review indicated that the estimated fair market value of reporting units exceeded the carrying value of the assets of those reporting units and therefore no impairment was indicated.  The goodwill and intangible asset balances as of December 31, 2008 includes $2.2 million of indefinite-lived intangible assets and $53.8 million of goodwill.

Note 5 — Investments in Affiliated Companies

As of December 31, 2008, we have equity ownership investments in an Asian joint venture. In connection therewith, we have considered the accounting and disclosure requirements of FIN 46R and believe that these investments would be considered “variable interest entities.”  However, we do not control the financial or operating decisions of this company, nor do we consider ourselves the primary beneficiary of this entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.  The Company previously owned an equity ownership investment in a second joint venture in Asia that was sold on July 18, 2008. As neither joint venture shown is a significant subsidiary, separate summarized financial information is unaudited.

Summarized condensed combined balance sheets of our joint venture ownership interests as of December 31, 2008 and 2007, and summarized condensed combined statements of operations for periods of our ownership during the three years ended December 31, 2008, are as follows:

(In millions)
Summarized Condensed Combined Balance Sheets	2008	2007
Current assets	$12.3	$26.3
Non-current assets	34.4	55.6
Total assets	$46.7	$81.9

Current liabilities	$16.1	$23.3
Non-current liabilities	—	16.5
Total liabilities	16.1	39.8

Partners’ equity	30.6	42.1
Total liabilities and partners’ equity	$46.7	$81.9

(In millions)
Summarized Condensed Combined Statements of Operations	2008 (a)	2007 (a)	2006 (a) (b)
Net sales	$45.0	$62.9	$95.1
Cost of sales	37.1	47.3	75.6
Gross profit	7.9	15.6	19.5
Other costs, expenses and (income)	(1.2)	5.4	8.2
Net income	$9.1	$10.2	$11.3

(a) Includes financial data for any periods where we held an equity interest in BHA Aero Composite Parts Co., Ltd

(b) Includes financial data for any periods where we held an equity interest in TechFab.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed a joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft. Our initial equity ownership interest in this joint venture, which is located in Alor Setar, Malaysia, was 25%.

In February 2007, Hexcel, Boeing Worldwide Operations Limited and Sime Link Sdn. Bhd. completed the purchase of Naluri Berhad’s equity interest in Asian Composites, which increased each respective equity ownership interest in this joint venture to 33.33%.  We paid $2.0 million in cash to purchase this additional equity interest when the transaction was completed on February 8, 2007.

Apart from any outstanding accounts receivable balance and our investment in this joint venture, we have no other significant exposure to loss related to Asian Composites.

Summary information related to our investment in Asian Composites as of December 31, 2008 and 2007 is as follows:

	(Unaudited)
(In millions)	2008	2007
Equity ownership	33.33%	33.33%
Revenues	$27.9	$30.2
Net income	$5.9	$5.4
Equity investment balance	$10.6	$9.1
Accounts receivable balance	$0.5	$1.1
Accounts payable balance	$0.2	$1.8

For the years ended December 31, 2008, 2007 and 2006, we had sales to Asian Composites of $4.7 million, $5.6 million and $5.2 million, respectively, and purchases of materials totaling $15.1 million, $18.3 million and $15.7 million, respectively.

BHA Aero Composite Parts Co., Ltd.

In 1999, Hexcel, Boeing International Holdings, Ltd. (“Boeing International”) and China Aviation Industry Corporation I (“AVIC”) formed a joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA”). This joint venture is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft. On July 18, 2008 we sold our 40.48% interest in BHA. For the period in 2008 that we owned an equity interest, BHA had net sales of $17.1 million and net income of $3.1 million. The Company received cash proceeds (before taxes) in the amount of $22.3 million and recorded a pre-tax gain on the sale of $12.5 million in the third quarter of 2008 which is included in equity in earnings on the accompanying condensed consolidated statement of operations for the year ended December 31, 2008.  We also recorded a tax provision of $0.8 million related to the sale, so the after tax gain was $11.7 million.  The existing supply and material procurement agreements among BHA, Boeing and Hexcel were affirmed and reflect continued long-term work commitments by Boeing that will ensure Hexcel assembly of BHA components for Boeing as well as the supply of Hexcel materials to BHA.  Summary information related to our investment in BHA as of December 31, 2007 is as follows:

(Unaudited)
(In millions)	2007
Equity ownership	40.48%
Revenues	$32.7
Net income	$4.8
Equity investment balance	$7.9
Accounts receivable balance	$2.0
Accounts payable balance	$1.2

TechFab LLC

As part of an acquisition in 1998, we obtained a 50% share in Clark-Schwebel Tech-Fab Company (“TechFab”). TechFab was headquartered in Anderson, South Carolina and manufactured non-woven reinforcement materials for roofing, construction, sail cloth and other specialty applications.  In December of 2006, we completed the sale of our interest in TechFab to our joint venture partner for $22.0 million in cash.  The unit purchase agreement contained limited indemnification provided by us related to certain liabilities incurred prior to the date of sale.  As a result of the sale, we recognized a pre-tax gain of $15.7 million in the fourth quarter of 2006, which is included in the “Equity in earnings from and gain on sale of investments in affiliated companies” line of the consolidated statement of operations.  The TechFab joint venture was part of our previously reported Reinforcements segment.

Note 6 - Notes Payable

(In millions)	December 31, 2008	December 31, 2007
Senior secured credit facility – term C loan due 2012	$79.3	$—
Senior secured credit facility - term B loan due 2012	87.4	87.5
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	391.7	312.5
Capital lease obligations	2.9	3.4
Total notes payable and capital lease obligations	$394.6	$315.9

Notes payable and current maturities of long-term liabilities	$2.1	$0.4
Long-term notes payable and capital lease obligations, less current maturities	392.5	315.5
Total notes payable and capital lease obligations	$394.6	$315.9

Senior Secured Credit Facility

On March 1, 2005, we entered into a $350.0 million senior secured credit facility, consisting of a $225.0 million term loan and a $125.0 million revolving loan.  On May 30, 2008, Hexcel Corporation and its lenders entered into the second amendment to its Senior Secured Credit Facility pursuant to which Hexcel borrowed $80.0 million of additional term loans, designated as term loan C.  The net proceeds were used to pay down the revolving loan balance under the credit facility to restore availability under the revolver.  All other terms of the credit facility, including the collateral package, subsidiary guarantees and financial and other covenants, remain unchanged.

Term loan B under the Senior Secured Credit Facility, originally entered into in 2005, is scheduled to mature on March 1, 2012; term loan C under the facility mature on April 1, 2012, one month after maturity of the existing term loan B under the credit facility and the revolving loan under the Senior Secured Credit Facility is scheduled to expire on March 1, 2010.

Term loan B borrowings under the Senior Secured Credit Facility, have an outstanding balance of $87.4 million at December 31, 2008, and bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.875% to 1.125% or LIBOR plus a margin that can vary from 1.875% to 2.125%.  Upon entering the term loan C agreement, the interest rate margin on term loan B was increased by 0.375%, a level slightly below that of term loan C. Term loan C borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 1.25% to 1.50% or LIBOR plus a margin that can vary from 2.25% to 2.50%. Revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 5.1% and 7.0% for the years ended December 31, 2008 and 2007, respectively.  Borrowings made under the LIBOR option during the years ended December 31, 2008 and 2007 were made at interest rates ranging from 3.88% to 6.56% and 5.9% to 7.3%, respectively.

In addition, the Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2008, the term loans had a remaining outstanding balance of $166.7 million, we had no amounts outstanding on the revolving loan.  We had issued letters of credit totaling $13.9 million and $10.7 million under the Senior Secured Credit Facility as of December 31, 2008 and 2007, respectively.  There were no letters of credit outstanding outside the Senior Secured Credit Facility as of December 31, 2008 and 2007.  Total undrawn availability under the Senior Secured Credit Facility was $111.1 million and $114.3 million as of December 31, 2008 and 2007, respectively.

The Senior Secured Credit Facility was entered into by and among Hexcel Corporation and certain lenders.  In connection with the Senior Secured Credit Facility, two of our U.S. subsidiaries, Clark-Schwebel Holding Corp. and Hexcel Reinforcements Corp. (the “Guarantors”), entered into a Subsidiary Guaranty under which they guaranteed the obligations of Hexcel Corporation under the Senior Secured Credit Facility.  In addition, Hexcel Corporation and the Guarantors entered into a Security Agreement in which Hexcel Corporation and the Guarantors pledged certain assets as security for the Senior Secured Credit Facility.  The assets pledged include, among other things, the receivables, inventory, property, plant and equipment and intellectual property of Hexcel Corporation and the Guarantors, and 65% of the equity interest of Hexcel’s first-tier U.K. subsidiary. In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt.  For 2009, the Company is limited to $100 million of capital expenditures per the terms of the Senior Secured Credit Facility.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

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

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations but including the accretion of the original issue discount, as of December 31, 2008.  See Note 7 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2009	$1.7
2010	1.7
2011	103.5
2012	60.2
2013	—
Thereafter	225.0
Total notes payable	$392.1

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007
6.75% senior subordinated notes, due 2015	$171.0		$221.1
Senior secured credit facility - Term C loan due 2012	$73.0	$	N/A
Senior secured credit facility - Term B loan due 2012	$76.0		$87.5

The aggregate fair values of the above notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may differ from the amount for which the security could be transferred in an active market.

Note 7 - Leasing Arrangements

We account for our leases following the guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  We have entered into several capital leases for buildings and warehouses with expirations through 2012, with an obligation of $2.9 million as of December 31, 2008. The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2008 and 2007, were:

(In millions)	2008	2007
Property, plant and equipment	$5.8	$6.0
Less accumulated depreciation	(3.1)	(3.0)
Net property, plant and equipment	$2.7	$3.0

Capital lease obligations	$2.9	$3.4
Less current maturities	(0.4)	(0.4)
Long-term capital lease obligations, net	$2.5	$3.0

In addition to the capital leases above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $13.4 million in 2008, $11.4 million in 2007 and $6.1 million in 2006.

Scheduled future minimum lease payments as of December 31, 2008 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2009	$0.6	$8.9
2010	0.4	6.5
2011	0.3	4.9
2012	0.4	2.9
2013	—	2.5
Thereafter	1.9	15.6
Total minimum lease payments	$3.6	$41.3
Less amounts representing interest	0.7
Present value of future minimum capital lease payments	2.9
Less current obligations under capital leases	(0.4)
Long-term obligations under capital leases	$2.5

Note 8 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2007.

As of December 31, 2006, we adopted SFAS 158 which requires us to recognize the funded status of our benefit plans (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated balance sheet.  Upon adoption of SFAS 158, we increased our pension liabilities and “accumulated other comprehensive loss” by $17.0 million.  In addition, we recognized as a component of “other comprehensive loss”, the gains or losses and prior service costs and credits that had not been recognized as components of net periodic costs pursuant to SFAS 87.  Amortization of loss and other prior service costs is calculated on a straight-line basis over the expected future years of service of the plans’ active participants.

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

We use our actual return experience, future expectations of long-term investment returns, and our actual and targeted asset allocations to develop our expected rate of return assumption used in the net periodic cost calculations of our funded European defined benefit retirement plans.  Due to the difficulty involved in predicting the market performance of certain assets, there will be a difference in any given year between our expected return on plan assets and the actual return.  Following the attribution approach, each year’s difference is amortized over a number of future years.  Over time, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  The rates used have remained relatively constant over the past three years and are expected to remain constant for 2009.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table and for the U.K. Plans the PMA/PFA 92 C2010 mortality table is used.

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

U.S. Defined Benefit Retirement Plans

During 2007, we obtained approval from the Pension Benefit Guaranty Corporation to proceed with the termination of the U.S. Qualified Defined Benefit Plan.  In December 2007 we began the process of distributing lump-sum benefit payments and purchasing annuity contracts for all of the U.S. qualified plan participants.  During December, we distributed $19.7 million out of the pension fund in the form of lump-sum payments and recognized pension expense of $9.4 million relating to the settlement of benefit obligations, which is included in “Other expense, net” on the accompanying Consolidated Statement of Operations.  Additional lump-sum payments of $6.9 million were made during the first quarter of 2008 to complete the settlement of our pension benefit obligation, for which the Company incurred $2.7 million of pension expense.  The additional $6.9 million of cash payments were funded by Hexcel.

Changes made to the actual asset allocations outside of previously targeted policy ranges as a result of the decision to terminate the U.S. Qualified Plan were approved by our Board of Directors. By the end of 2006 plan assets consisted of 39% fixed income and 61% cash and by December 13, 2007 all plan assets consisted of cash.  We made additional cash contributions of $6.9 million, $5.9 million and $1.9 million in 2008, 2007 and 2006, respectively, to the plan to fund lump-sum payments.

Prior to 2007, we utilized long-term historical actual return experience, future expectations of long-term investment returns for each asset class, and asset allocations to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our U.S. Qualified Plan.  However, as a result of the plan termination, which was completed during the first quarter of 2008, there were insignificant returns for the 2008 plan year.  Fair value of plan assets as of December 31, 2007 was $0.4 million.

Our funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees is generally to pay benefits as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.3 million in 2009 to cover unfunded benefits.

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

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire on or after age 58 or 62 after rendering a minimum of 15 or 25 years, respectively, of service to Hexcel.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $1.1 million in 2009 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We maintain defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans, which represented approximately 65% of the total 2008 net periodic benefit cost for European plans.

In April 2007 some changes were made to the U.K. plan, including that the plan was closed to new members as of March 31, 2007.  Company contributions were increased by 1% of member’s pensionable salary to 14%.  Member’s contributions remained unchanged at 7.5% although this is now paid via a salary exchange arrangement, which is beneficial to the plan.  From April 2007 new employees in the UK may enter a defined contribution benefit plan where fixed employee contributions are matched by the company.

As of December 31, 2008, 70% of the total assets in the European Plans were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our European Plans.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the European Plans for the 2009 plan year will be 7.0%.  We plan to contribute approximately $4.3 million to the European Plans during the 2009 plan year.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our U.S. retirement savings plans for the three years ended December 31, 2008 is detailed in the table below.  The total pension expense, for the year ended December 31, 2006 has been adjusted from the previously disclosed expense amounts of $23.7 million.  The adjustment had no impact on the consolidated statement of operations.

(In millions)	2008	2007	2006
Defined benefit retirement plans (a)	$8.5	$23.2	$12.4
Union sponsored multi-employer pension plan	0.6	0.6	0.6
Retirement savings plans-matching contributions	2.0	2.4	1.9
Retirement savings plans-profit sharing contributions	4.7	6.6	4.2
Net periodic expense	$15.8	$32.8	$19.1

(a) Defined benefit retirement plan expense for 2007, includes $9.4 million of expense related to the settlement of the U.S. qualified pension plan.

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2008, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2008	2007	2006	2008	2007	2006
Service cost	$1.6	$1.1	$1.4	$4.2	$4.6	$3.9
Interest cost	1.0	2.0	2.0	7.0	7.0	6.0
Expected return on plan assets	—	(0.8)	(1.1)	(7.8)	(8.1)	(6.2)
Net amortization	0.1	1.6	1.3	(0.2)	1.4	1.0
Sub-total	2.7	3.9	3.6	3.2	4.9	4.7
Curtailment and settlement loss	2.6	10.2	0.8	—	—	—
Net periodic pension cost	$5.3	$14.1	$4.4	$3.2	$4.9	$4.7

U.S. Postretirement Plans	2008	2007	2006
Service cost	$0.1	$0.1	$0.1
Interest cost	0.6	0.7	0.7
Net amortization and deferral	(0.2)	(0.1)	(0.3)
Curtailment and settlement gain (loss)	—	0.2	(0.6)
Net periodic postretirement benefit cost	$0.5	$0.9	$(0.1)

(In millions)	For the Year Ended December 31, 2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	U.S. Plans	European Plans	Postretirement Plans
Changes in unrecognized prior service costs:
Amortization of prior service (cost) credit	$(0.2)	$0.4	$0.2
Total change in unrecognized prior service cost	$(0.2)	$0.4	$0.2
Changes in unrecognized actuarial gain (loss):
Recognized actuarial (loss)	$—	$(0.2)	$—
Curtailment and Settlement loss	(2.6)	—	—
Exchange rate effect		5.1
Actuarial gain	(0.2)	(14.2)	(0.4)
Total change in unrecognized actuarial gain:	$(2.8)	$(9.3)	$(0.4)
Total recognized in other comprehensive income	$(3.0)	$(8.9)	$(0.2)

The Company expects to recognize $0.8 million of net actuarial loss and $0.1 million of net prior service credit as a component of net periodic pension cost in 2009 for its defined benefit plans.  The Company expects to recognize $0.2 million of net prior service credit as a component of net periodic postretirement benefit cost in 2009.  The recognition of net actuarial loss as a component of net periodic postretirement benefit cost in 2009 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2008 and 2007, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation - beginning of year	$22.1	$39.4	$134.4	$141.2	$11.4	$13.7
Service cost	1.6	1.1	4.2	4.3	0.1	0.1
Interest cost	1.0	2.0	7.0	7.0	0.6	0.7
SFAS 158 measurement date adoption	—	—	2.6	—	—	—
SFAS 158 gap period benefit payments, contributions and expenses	—	—	(0.8)	—	—	—
Plan participants’ contributions	—	—	0.2	0.8	0.4	0.5
Amendments	—	0.5	—	(8.4)	—	(0.5)
Actuarial loss (gain)	(0.2)	2.2	(13.3)	(8.8)	(0.4)	(0.3)
Benefits and expenses paid	(0.5)	(0.5)	(5.0)	(4.6)	(1.2)	(1.3)
Settlement	(6.9)	(20.9)	—	(0.9)	—	(1.5)
Curtailment gain	—	(1.7)	—	—	—	—
Currency translation adjustments	—	—	(31.9)	3.8	—	—
Benefit obligation - end of year	$17.1	$22.1	$97.4	$134.4	$10.9	$11.4
Change in plan assets:
Fair value of plan assets - beginning of year	$0.4	$16.5	$119.6	$105.1	$—	$—
SFAS 158 gap period benefit payments, contributions and expenses			(0.8)
Actual return on plan assets	—	0.7	(17.6)	11.4	—	—
Employer contributions	7.0	6.3	5.4	4.5	0.8	0.8
Plan participants’ contributions	—	—	0.2	0.8	0.4	0.5
Benefits and expenses paid	(0.5)	(0.5)	(5.0)	(4.6)	(1.2)	(1.3)
Currency translation adjustments	—	—	(27.6)	2.4	—	—
Settlement	(6.9)	(20.9)	—	—	—	—
Curtailment gain	—	(1.7)	—	—	—	—
Fair value of plan assets - end of year	$—	$0.4	$74.2	$119.6	$—	$—
Reconciliation of funded status to net amount recognized:
Unfunded status	$(17.1)	$(21.7)	$(23.2)	$(14.8)	$(10.9)	$(11.4)
Unrecognized actuarial loss	1.6	4.4	22.2	16.1	(0.6)	(0.8)
Unamortized prior service cost (benefit)	0.5	0.7	(5.8)	(8.6)	(0.7)	(0.3)
Net amount recognized	$(15.0)	$(16.6)	$(6.8)	$(7.3)	$(12.2)	$(12.5)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit costs	$—	$—	$—	$—	$—	$—
Current accrued benefit liability	(1.0)	(7.8)	(1.1)	—	(1.1)	(1.3)
Non current accrued benefit liability	(16.7)	(13.9)	(22.1)	(14.8)	(9.8)	(10.1)
Accumulated other comprehensive loss (income)	2.1	5.1	16.4	7.5	(1.3)	(1.1)
Net amount recognized	$(15.6)	$(16.6)	$(6.8)	$(7.3)	$(12.2)	$(12.5)

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2008. In accordance with the measurement date adoption provisions of SFAS 158, in 2008 the U.K. plan changed its measurement date to December 31, 2008.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $16.0 million and $21.5 million as of December 31, 2008 and 2007, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2008 and 2007, by $19.4 million and $6.6 million, respectively.  These plans’ ABO was $93.6 million and $126.2 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $3.2 million and $9.1 million, respectively, and within “other non-current liabilities” was $48.6 million and $35.7 million, respectively, in the accompanying consolidated balance sheets.

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  In 2008, 2007 and 2006, we utilized the U.K. iBoxx AA Rated Corporate Bond Yield Index for the U.K. Pension Plan.  In 2007 and 2006, as a result of our decision to terminate the U.S. Qualified plan, we used the settlement rate specified to pay lump-sums in the plan to set our discount rate for the U.S. Qualified Plan.  For 2007 and 2006, we also used the Mercer Yield Curve to set our discount rate for the U.S. non-qualified plans.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2008, 2007 and 2006 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2008	2007	2006
U.S. defined benefit retirement plans:
Discount rates	5.15%– 6.15%	5.15%– 6.50%	4.75% – 5.75%
Rate of increase in compensation	0.0% - 4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	N/A	N/A	5.0%

European defined benefit retirement plans:
Discount rates	5.6% - 6.0%	5.0% – 5.7%	4.5% – 5.75%
Rates of increase in compensation	0.0% - 3.7%	0.0% – 4.1%	0.0% – 4.0%
Expected long-term rates of return on plan assets	5.0% – 7.1%	5.0% – 6.0%	4.5% – 7.5%

Postretirement benefit plans:
Discount rates	6.35%	6.0%	5.75%
Rates of increase in compensation	N/A	N/A	4.5%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2009 pension expense, and the impact on our retirement obligation as of December 31, 2008 for a one-percentage-point change in the discount rate:

	Non Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.1)
Discount rate		$(0.2)		$0.0	$(0.1)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.1
Discount rate		$0.2		$(0.1)	$1.5

Retirement obligation
One-percentage-point increase in discount rate		$(0.9)		$(0.6)	$(14.0)
One-percentage-point decrease in discount rate		$1.0		$0.6	$16.4

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 8.0% for medical and 5.0% for dental and vision for 2008.  The medical rates are assumed to gradually decline to 4.5% by 2025, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.4 million, respectively, on the postretirement benefit obligation for both 2008 and 2007.

Note 9 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2008, were as follows:

(In millions)	2008	2007	2006
Income before income taxes:
U.S.	$51.3	$67.5	$55.8
International	59.4	24.9	23.9
Total income before income taxes	$110.7	$92.4	$79.7

Provision for income taxes:
Current:
U.S.	$3.2	$10.3	$2.7
International	18.9	13.0	15.5
Current provision for income taxes	22.1	23.3	18.2
Deferred:
U.S.	(7.6)	10.7	21.3
International	1.1	(0.6)	(4.8)
Deferred provision (benefit) for income taxes	(6.5)	10.1	16.5
Total provision (benefit) for income taxes	$15.6	$33.4	$34.7

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2008, is as follows:

(In millions)	2008	2007	2006
Provision for taxes at U.S. federal statutory rate	$38.7	$32.4	$33.4
State and local taxes, net of federal benefit	0.9	0.6	0.3
Foreign effective rate differential	(3.3)	1.8	2.6
Other	1.0	(2.0)	0.7
Foreign Tax Credit Carryforward	(9.4)	0.0	0.0
Capital Loss Carryover Write-Off	2.5	0.0	0.0
Tax Benefit of Federal Net operating losses recognized	(19.9)	0.0	0.0
Reversal of Prior Year Tax on Other Comprehensive Income	3.5	0.0	0.0
Adjustment to state deferred tax assets (a)	—	(1.9)	—
Valuation allowance	1.6	2.5	(2.3)
Total provision (benefit) for income taxes	$15.6	$33.4	$34.7

(a)

Included in the provision recorded in the fourth quarter of 2007 was a net benefit of $1.9 million, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carryforwards, offset by other discrete items of $0.4 million.

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.

As of December 31, 2008 and 2007, we have no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2008 and 2007 are:

(In millions)	2008	2007
Assets
Net operating loss carryforwards	$56.6	$57.4
Unfunded pension liability and other postretirement obligations	10.7	10.7
Accelerated amortization	29.5	43.0
Capital loss carryforwards	0.0	8.5
Tax Credit Carryforwards	26.0	9.0
Other Comprehensive Income	8.9	1.5
Reserves and other	24.4	21.1
Subtotal	156.1	151.2
Valuation allowance	(16.1)	(28.9)
Total assets	$140.0	$122.3
Liabilities
Accelerated depreciation	(17.9)	(14.7)
Other	(2.3)	(1.8)
Total liabilities	(20.2)	(16.5)
Net deferred tax asset	$119.8	$105.8

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2008 and 2007 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, and other non-current liabilities in the consolidated balance sheets:

(In millions)	2008	2007
Current deferred tax assets, net	$34.4	$21.0
Long-term deferred tax assets, net	88.3	88.7
Long-term deferred tax liability, net	(2.9)	(3.9)
Net deferred tax assets	$119.8	$105.8

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was a decrease of $12.8 million and an increase of $2.5 million, respectively. The valuation allowance as of December 31, 2008 and 2007 relates primarily to net operating loss carryforwards of our Belgian subsidiary, and certain UK subsidiaries, certain state temporary differences, state net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2008, we had tax credit carryforwards for U.S. tax purposes of $26 million available to offset future income taxes, of which $1.5 million are available to carryforward indefinitely while the remaining $24.5 will begin to expire, if not utilized, in 2009. We also have net operating loss carryforwards for U.S. and foreign income tax purposes of $139.3 million and $45.2 million, respectively. The company generated net operating loss carryforwards of $25.4 million during 2007, attributable to the excess tax deductions on stock option activity, which will be realized as a benefit to APIC when they reduce income taxes payable. On March 19, 2003, we completed a refinancing of our capital structure, and as a result, we had an “ownership change” pursuant to IRC Section 382, which impose an annual limitation on the amount of pre-acquisition net operating losses that can be used for U.S. income tax purposes. Based on this limitation we believe we will utilize all of the net operating losses prior to their expiration. Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and UK. The carryforward period in Spain and China is limited to 15 and 5 years, respectively.

Uncertain Tax Positions

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  During 2008 as a result of the application of FIN 48, the liability for unrecognized tax benefits decreased with a net $0.3 million and the accrued interest decreased with a net $0.7 million.  Our unrecognized tax benefits at December 31, 2008, relates to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

(In millions)	Unrecognized Tax Benefits 2008	Unrecognized Tax Benefits 2007
Balance as of January 1	$18.5	$15.3
Additions based on tax positions related to the current year	3.0	3.5
Additions for tax positions of prior years a prior period	1.2	0.7
Reductions for tax positions of prior years	(1.3)	(0.7)
Decreases relating to settlements with tax authorities	0	(1.1)
Expiration of the statute of limitations for the assessment of taxes	(2.5)	(0.9)
Other, including currency translation	(0.7)	1.7
Balance as of December 31	$18.2	$18.5

Included in the unrecognized tax benefits of $18.2 million at December 31, 2008 was $15.5 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations.  During 2008, we reversed potential interest of $0.7 million, net of accruals, related to the unrecognized tax benefits. We have recorded a liability of $2.6 and $3.3 million for the payment of interest as of December 31, 2008 and 2007, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2003 and currently tax year 2006 is under audit. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2005 onward), Spain (2004 onward) and UK (2006 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of December 31, 2008, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European and U.S. taxing authorities.  As of December 31, 2008, the Company has classified approximately $6.7 million of unrecognized tax benefits as a current liability, representing income tax positions under examination in various jurisdictions which the Company expects to settle over the next twelve months. We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the statute of limitations.

Note 10 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2008, 2007 and 2006 was as follows:

(Number of shares in millions)	2008	2007	2006
Common stock:
Balance, beginning of year	97.6	95.5	94.1
Activity under stock plans	0.7	2.1	1.4
Balance, end of year	98.3	97.6	95.5
Treasury stock:
Balance, beginning of year	1.8	1.7	1.5
Repurchased	0.1	0.1	0.2
Balance, end of year	1.9	1.8	1.7
Common stock outstanding	96.4	95.8	93.8

Secondary Offering of Common Stock

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

Note 11 - Related Parties

During the year ended December 31, 2006, the Company paid $8.7 million to an affiliate of the Goldman Sachs Investors for underwriting services.  The Company incurred these expenses in conjunction with private offerings of our 6.75% Senior Subordinated Notes and the public sale during 2006.

Note 12 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Non-qualified stock options	$2.5	$4.2	$4.4
Restricted stock, service based (“RSUs”)	4.6	3.9	3.3
Restricted stock, performance based (“PRSUs”)	2.3	2.3	0.6
Stock-based compensation expense before tax effect	9.4	10.4	8.3
Tax effect on stock-based compensation expense	(3.6)	(4.1)	(3.2)
Total stock-based compensation expense, net of tax	$5.8	$6.3	$5.1
Effect on net income from continuing operations per basic share	$0.06	$0.07	$0.05
Effect on net income from continuing operations per diluted share	$0.05	$0.07	$0.05

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2008 is as follows:

(In millions)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2005	6.0	$8.95	5.41
Options granted	0.3	$21.95
Options exercised	(1.0)	$9.34
Options expired or forfeited	(0.1)	$19.84
Outstanding at December 31, 2006	5.2	$9.40	5.15
Options granted	0.5	$18.37
Options exercised	(1.9)	$8.66
Options expired or forfeited	(0.1)	$18.20
Outstanding at December 31, 2007	3.7	$10.62	5.07
Options granted	0.3	$21.11
Options exercised	(0.5)	$10.41
Options expired or forfeited	(0.1)	$17.15
Outstanding at December 31, 2008	3.4	$11.34	4.82

	Year Ended December 31,
(In millions, except weighted average exercise price)	2008	2007
Aggregate intrinsic value for outstanding options	$3.5	$49.9
Aggregate intrinsic value for exercisable options	$3.5	$44.4
Total intrinsic value of options exercised	$5.4	$27.0
Total number of options exercisable	2.7	2.8
Weighted average exercise price of options exercisable	$9.42	$8.64
Total unrecognized compensation cost on nonvested options (a)	$1.8	$2.3

(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2008:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 –	3.15	0.8	3.86	$3.06	0.8	$3.06
$4.75 –	6.68	0.1	1.38	$5.81	0.1	$5.81
$7.38 –	11.00	1.2	3.11	$9.67	1.1	$9.61
$14.51 –	21.11	1.0	7.52	$17.57	0.5	$15.51
$22.00 –	22.24	0.3	7.04	$22.02	0.2	$22.00
$2.74 –	22.24	3.4	4.82	$11.34	2.7	$9.42

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	2.98%	4.84%	4.50%
Expected option life (in years) Executive	6.00	5.97	5.90
Expected option life (in years) Non-Executive	5.16	5.24	5.43
Dividend yield	—%	—%	—%
Volatility	45.21%	40.94%	46.44%
Weighted-average fair value per option granted	$9.69	$8.41	$10.87

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

Restricted Stock Units – Service Based

As of December 31, 2008, a total of 409,398 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2008 and 2007:

(In millions)	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	0.3	$16.73
RSUs granted	0.3	$18.90
RSUs issued	(0.2)	$18.38
RSUs forfeited	—	$—
Outstanding at December 31, 2007	0.4	$18.39
RSUs granted	0.2	$20.82
RSUs issued	(0.2)	$21.87
RSUs forfeited	—	$—
Outstanding at December 31, 2008	0.4	$20.17

As of December 31, 2008, there was total unrecognized compensation cost related to nonvested RSUs of $2.3 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units – Performance Based

As of December 31, 2008, a total of 413,344 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs also contain a one year service period restriction that commences immediately after the conclusion of the two year performance period.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary of the Company’s PRSU activity for the years ended December 31, 2008 and 2007:

(In millions)	Number of PRSUs	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	0.1	$21.97
PRSUs granted	0.2	$18.26
PRSUs issued	—	$—
PRSUs forfeited	—	$—
Outstanding at December 31, 2007	0.3	$19.19
PRSUs granted	0.1	$21.11
PRSUs issued	—	$—
PRSUs forfeited	—	$—
Outstanding at December 31, 2008	0.4	$19.74

As of December 31, 2008, there was total unrecognized compensation cost related to nonvested PRSUs of $2.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon the financial performance.

Stock-Based Compensation Cash Activity

During 2008, cash received from stock option exercises and from employee stock purchases was $4.2 million.  We used $1.0 million in cash related to the shares withheld to satisfy employee tax obligations for

RSUs converted during the year ended December 31, 2008.  We realized a tax benefit of $2.0 million in connection with stock options exercised and RSUs converted during 2008.

SFAS 123(R) requires that we classify the cash flows resulting from these tax benefits as financing cash flows.  It has been our practice to issue new shares of our common stock upon the exercise of stock options or the conversion of stock units.  In the future, we may consider utilizing treasury shares for stock option exercises or stock unit conversions.

Shares Authorized for Grant

As of December 31, 2008, an aggregate of 3.1 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

Through April 2008, we maintained an ESPP, under which eligible employees could contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the purchase date.  Shares of common stock issued under the ESPP during 2008 and 2007 were 4,138 and 12,053, respectively. In April 2008 the ESPP expired on its own terms. It is expected that we will seek and obtain shareholder approval for a new ESPP at the next annual meeting of shareholders.

Note 13 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2008, 2007 and 2006, are as follows:

(In millions, except per share data)	2008	2007	2006
Net income from continuing operations	$111.2	$63.3	$64.9
(Loss) income from discontinued operations	—	(5.1)	1.0
Gain on sale of discontinued operations	—	3.1	—
Net income	$111.2	$61.3	$65.9

Basic net income per common share:
Weighted average common shares outstanding	96.4	94.7	93.4

Net income from continuing operations per common share	$1.15	$0.67	$0.70
(Loss) income from discontinued operations per common share	—	(0.02)	0.01
Basic net income per common share	$1.15	$0.65	$0.71

Diluted net income per common share:
Weighted average common shares outstanding – Basic	96.4	94.7	93.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.2	0.5	0.4
Stock options	1.0	1.3	1.7
Weighted average common shares outstanding – Diluted	97.6	96.5	95.5

Net income from continuing operations per share	$1.14	$0.66	$0.68
(Loss) income from discontinued operations per share	—	(0.02)	0.01
Diluted net income per common share	$1.14	$0.64	$0.69

Anti-dilutive shares outstanding, excluded from computation	0.9	0.7	0.4

Note 14 — Derivative Financial Instruments

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap was 3 years, and was scheduled to mature on July 1, 2008. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap is highly effective, all the principal terms of the swap matched the terms of the bank loan.  At June 29, 2007 we terminated the swap and received a cash payment of $0.6 million.  The amounts deferred were released from OCI in accordance with the original terms through July 2008.  A net gain of $0.3 million and $0.7 million were recognized as a component of “interest expense” for 2008 and 2007, respectively.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We will receive interest in U.S. dollars quarterly and will pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2008 and December 31, 2007 was a liability of $7.3 million and $10.6 million, respectively.  Net credits to interest expense of $0.1 million and $0.6 million related to the excluded portion of the derivative were recorded in 2008 and 2007, respectively.  Net charges to interest expense of $1.5 million and $0.1 million related to the interest coupons were recorded during 2008 and 2007, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a gain of $3.2 million and losses of $7.7 million and $28 million in 2008, 2007 and 2006, respectively.  The impact of applying SFAS 157 credit risk adjustments was immaterial.

In 2003, we entered into a cross-currency interest rate swap agreement, which effectively exchanges a loan of 12.5 million Euros at a fixed rate of 7% for a loan with a notional amount of $13.5 million at a fixed rate of 6.02% over the term of the agreement expiring December 1, 2007.  We entered into this agreement to effectively hedge interest and principal payments relating to an intercompany loan denominated in Euros.  The swap agreement expired on December 1, 2007.  During 2007, hedge ineffectiveness was immaterial.  A net loss of $0.1 million for the year ended December 31, 2007 was recognized as interest expense.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through April 2011.  The aggregate notional amount of these contracts was $118.2 million and $124.0 million at December 31, 2008 and 2007, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2008, hedge ineffectiveness was immaterial.  The impact of applying SFAS 157 credit risk adjustments was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006
Unrealized gains (losses) at beginning of period	$3.2	$3.9	$(2.3)
(Gains) losses reclassified to net sales	(1.3)	(3.1)	0.1
(Decrease) Increase in fair value, net of tax	(10.8)	2.4	6.1
Unrealized (losses) gains at end of period	$(8.9)	$3.2	$3.9

Unrealized losses of $5.1 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2008 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2008 and 2007, respectively were U.S. $15.0 million and GBP 7.3 million against EUR, and U.S. $17.2 million and GBP 1.4 million against EUR. The changes in fair value of these forward contracts are recorded in the statement of operations and were immaterial for the years 2008, 2007 and 2006.

Note 15 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment, and health and safety matters.  We estimate and accrue our liabilities when a loss becomes probable and estimable. These judgments take into consideration a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $7.0 million as of December 31, 2008.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey

Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related waterbodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses. As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to extend certain deadlines, which we believe remove current and potential compliance issues.

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

Environmental remediation reserve activity for the years ended December 31, 2008, 2007, 2006 was as follows:

	For the year ended
(In millions)	December 31, 2008	December 31, 2007	December 31, 2006
Beginning remediation accrual balance	$3.2	$5.3	$4.2
Current period expenses (a)	8.7	0.6	3.9
Cash expenditures	(2.7)	(2.7)	(2.8)
Ending remediation accrual balance	$9.2	$3.2	$5.3

Capital expenditures for environmental matters	$7.3	$2.3	$0.8

(a) 2008 Includes $7.6 million of expense related to the Lodi, New Jersey site resulting from a change in the estimated time period that remediation is expected to continue.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2008 and 2007, our aggregate environmental related accruals were $9.2 million and $3.2 million, respectively. As of December 31, 2008 and 2007, $3.8 million and $2.1 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million and $4.6 million higher at December 31, 2008 and 2007, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Litigation

Gurit Infringement Claim

Our Austrian subsidiary has been sued in Germany and Austria by Gurit, a European prepreg competitor of materials sold into the wind energy market. Gurit alleges that the Company’s HexFIT prepreg made in Austria and sold in Germany to Vestas infringes a Gurit EU patent. Gurit has also has had its counsel issue a “cease and desist” letter with respect to our sales to a minor wind energy customer in Denmark. Vestas is our largest wind energy customer and manufactures blades for wind turbines in Germany, Denmark and Spain. The suits seek an injunction to prevent the Company from making or selling HexFIT in Germany and Austria and also seek damages for past infringement. Regarding the Gurit patent itself, after losing an opposition proceeding in the European patent office (EPO), generally asserting that the patent was not valid based on prior art, we have lodged an appeal in the EPO based on new prior art not previously considered when the patent was granted or when the opposition was decided. It may take more than a year before we know the outcome of the appeal. We believe that HexFIT as made today does not infringe the patent and intend to vigorously defend the suits and prosecute the appeal.

Product Warranty

Warranty expense for the years ended December 31, 2008, 2007 and 2006, and accrued warranty cost,

included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2008 and 2007, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2005	$3.1
Warranty expense	3.3
Deductions and other	(1.8)
Balance as of December 31, 2006	$4.6
Warranty expense	1.8
Deductions and other	(3.5)
Balance as of December 31, 2007	$2.9
Warranty expense	1.4
Deductions and other	(0.5)
Balance as of December 31, 2008	$3.8

Note 16 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

(In millions)	2008	2007	2006
Cash paid for:
Interest	$25.3	$24.5	$26.0
Taxes	$23.5	$18.0	$9.8

Note 17 — Accumulated Other Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007
Currency translation adjustments (a)	$12.5	$40.3
Net unrealized (losses) gains on financial instruments, net of tax (b)	(8.2)	3.7
Pension obligation — SFAS 158, net of tax (c)	(13.0)	(11.4)
Accumulated other comprehensive income (loss)	$(8.7)	$32.6

(a)         The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(b)        Reduced by the tax impact of $4.1 million and $1.4 million at December 31, 2008 and 2007, respectively.

(c)         Reduced by the tax impact of $4.2 million and $1.0 million at December 31, 2008 and 2007, respectively.

Note 18 - Segment Information

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

The following tables present financial information on our segments as of December 31, 2008, 2007 and 2006, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2008	$1,075.3	$249.6	$—	$1,324.9
2007	941.9	229.2	—	1,171.1
2006	858.2	191.3	—	1,049.5
Intersegment sales
2008	$40.1	$0.4	$(40.5)	$—
2007	34.0	2.5	(36.5)	—
2006	28.3	0.5	(28.8)	—
Operating income (loss)
2008	$158.8	$26.8	$(54.7)	$130.9
2007	142.8	21.3	(49.2)	114.9
2006	119.1	21.8	(37.5)	103.4
Depreciation and amortization
2008	$39.6	$4.2	$0.1	$43.9
2007	35.9	3.8	0.1	39.8
2006	33.7	3.6	0.1	37.4
Equity in earnings from and gain on sale of affiliated companies
2008	$—	$16.1	$—	$16.1
2007	—	4.3	—	4.3
2006	17.6	2.3	—	19.9
Business consolidation and restructuring expenses
2008	$3.4	$0.4	$—	$3.8
2007	6.4	0.9	—	7.3
2006	9.9	0.1	(0.1)	9.9
Business consolidation and restructuring payments
2008	$4.1	$0.2	$—	$4.3
2007	12.9	2.0	—	14.9
2006	3.6	0.1	—	3.7
Other expense, net
2008	$—	$—	$10.3	$10.3
2007	3.2	—	9.4	12.6
2006	—	—	—	—
Segment assets
2008	$949.7	$193.3	$67.3	$1,210.3
2007	793.5	176.2	90.8	1,060.5
2006	669.5	153.8	191.2	1,014.5
Investments in affiliated companies
2008	$—	$10.6	$—	$10.6
2007	—	17.0	—	17.0
2006	—	11.1	—	11.1
Capital expenditures and deposits for capital purchases
2008	$170.7	$3.4	$3.2	$177.3
2007	111.4	7.2	2.0	120.6
2006	109.9	4.8	3.2	117.9

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2008, 2007 and 2006:

(In millions)	2008	2007	2006
Net sales by Geography (a):
United States	$640.4	$552.2	$470.8
International
France	288.2	238.3	233.3
Austria	193.3	160.2	136.0
United Kingdom	111.5	100.8	96.4
Other	91.5	119.6	113.0
Total international	684.5	618.9	578.7
Total consolidated net sales	$1,324.9	$1,171.1	$1,049.5

Net Sales to External Customers (b):
United States	$482.9	$467.2	$379.4
International
France	155.2	128.8	127.8
Spain	117.5	75.9	87.9
Germany	95.3	87.2	76.6
United Kingdom	75.6	65.5	67.6
Other	398.4	346.5	310.2
Total international	842.0	703.9	670.1
Total	$1,324.9	$1,171.1	$1,049.5

Long-lived assets (c):
United States	$409.3	$271.4	$226.1
International
Spain	68.3	58.4	22.2
France	42.4	44.5	37.2
United Kingdom	34.8	40.2	44.6
Other	53.5	40.4	29.6
Total international	199.0	183.5	133.6
Total consolidated long-lived assets	$608.3	$454.9	$359.7

(a)          Net sales by geography based on the location in which the sale was manufactured.

(b)          Net sales to external customers based on the location to which the sale was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

The Boeing Company and its subcontractors accounted for approximately 23%, 25% and 24% of 2008, 2007 and 2006 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 24%, 22% and 26% of 2008, 2007 and 2006 net sales, respectively.  In 2008, Vestas Wind Systems A/S accounted for nearly 11% of the Company’s total net sales.   Prior to 2008, their sales were less than 10% of total net sales.  A significant decline in business with Boeing, EADS or Vestas could materially impact our business, operating results, prospects and financial condition.

Certain key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances materially impact our consolidated results of operations.

Note 19 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2005	$3.5	$0.7	$4.2
Business consolidation and restructuring expenses	8.0	1.9	9.9
Cash expenditures	(1.4)	(2.3)	(3.7)
Currency translation adjustments and other adjustments	0.6	—	0.6
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.8	3.0	3.8
Cash expenditures	(1.9)	(2.4)	(4.3)
Currency translation adjustments and other adjustments	—	—	—
Balance as of December 31, 2008	$2.0	$0.9	$2.9

December 2006 Program

In December 2006, we announced that we had begun the process of realigning our organization into a single business and addressing stranded costs that will result from divestitures associated with our portfolio realignment.  During 2008, 2007 and 2006, we recorded business consolidation and restructuring expenses of $1.7, $3.0 and $7.6 million in connection with this action.

Business consolidation and restructuring activities for this program consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$7.0	$—	$7.0
Business consolidation and restructuring expenses	2.8	0.2	3.0
Cash expenditures	(7.8)	—	(7.8)
Non-cash usage, including asset write-downs	—	(0.2)	(0.2)
Currency translation adjustments	0.3	—	0.3
Balance as of December 31, 2007	$2.3	$—	$2.3
Business consolidation and restructuring expenses	0.4	1.3	1.7
Cash expenditures	(1.5)	(0.4)	(1.9)
Currency translation adjustments	—	—	—
Balance as of December 31, 2008	$1.2	$0.9	$2.1

Livermore 2004 Program

In the first quarter of 2004, we announced our intent to consolidate the activities of our Livermore, California facility into other facilities, principally the Salt Lake City, Utah plant.  We recognized $1.5 million and $4.7 million for the years ended December 31, 2008 and 2007, respectively, and $1.8 million of expense for both of the years ended December 31, 2006 and 2005, associated with the facility closure and consolidation activities.  We made cash payments of $1.7 million, $6.4 million and $1.4 million during 2008, 2007 and 2006, respectively, related to employee severance and facility closure and consolidation activities.  The plant ceased operations on March 31, 2007.  The Livermore facility has now been dismantled and the site is being remediated as part of the preparation for the sale of the property, with the related costs being expensed as incurred.  This program had an accrued balance of $0.1 million as of December 31, 2008 for severance obligations and is adequate for the estimated future requirements related to the program.  Minor amounts of clean-up expenses will continue to be incurred until the land sale is completed.

Note 20 — Discontinued Operations

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

EBGI

On August 6, 2007, we completed the sale of the EBGI portion of our reinforcements business.  Net cash proceeds from the sale were $58.5 million (after related expenses), resulting in a net after-tax loss of $3.4 million.  Included within the loss on sale is an after-tax curtailment gain of $1.1 million, representing the unrecognized prior service cost on the EBGI Postretirement Health Care Plan as of August 6, 2007.  The sale of EBGI included the sale of the design, manufacturing, and selling activities and the related property, plant and equipment and working capital of the business.  The sale included up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line. The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2008 the Company received $0.3 million.  Additional payments, if any, will be recorded as income when earned. The earnout provision period ends in August 2010. In accordance with the provisions of SFAS 144, the EBGI business, including the net after-tax loss on sale, has been reported as a discontinued operation in our accompanying condensed consolidated financial statements.

Revenues associated with the EBGI business were $108.7 million and $143.6 million for the years ended December 31, 2007 and 2006, respectively.  During the second quarter of 2007, Hexcel established a pre-tax reserve of $15 million ($9.7 million after-tax) relating to the previously disclosed investigation by the U.S. Department of Justice into the use of allegedly defective Zylon fiber in ballistic vests purchased under U.S. government funded programs.  On October 29, 2007 we entered into a settlement agreement for the reserved amount of $15 million, which we paid on November 5, 2007.  Pre-tax loss associated with the discontinued operation was $13.7 million (including a pre-tax loss on the sale of the business of $3.6 million and the $15 million Zylon charge) and $1.3 million for the years ended December 31, 2007 and 2006, respectively.

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

Revenues associated with the Architectural business were $4.4 million and $23.8 million for the years ended December 31, 2007 and 2006, respectively.  Pre-tax income associated with the discontinued operation was $10.6 million (including a pre-tax gain on the sale of the business of $10.5 million) for the year ended December 31, 2007 and $2.8 million for the year ended December 31, 2006.

Note 21 — Other Expense, net

Other expense, net, for the years ended December 31, 2008 and 2007, consisted of the following:

(In millions)	2008	2007
Environmental expense	$7.6	$—
Pension settlement expense	2.7	9.4
Impairment expense	—	3.2
Other expense, net	$10.3	$12.6

In 2008, the Company increased it environmental accruals for the Lodi, New Jersey site by $7.6 million due to new information that more fully identified the extent of the required remediation, as further discussed in Note 15 to the consolidated financial statements.  In connection with the termination of our U.S. Qualified Pension Plan, as described in Note 8, we recorded $2.7 million and $9.4 million of pension expense during 2008 and 2007, respectively.  In 2007, we also recorded an impairment charge of $3.2 million related to purchased technology and certain related fixed assets.

Note 22 — Fair Value measurements

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

•                  Level 2: Observable inputs other than quoted prices in active markets, but corroborated by market data.

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

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2008 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2008 that would significantly reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.  The adoption of SFAS 157 does not have a material effect on these investments.

The following table presents assets and liabilities measured at fair value at December 31, 2008:

(In millions)	December 31,	Fair Value Measurements at December 31, 2008
Description	2008	Level 1	Level 2	Level 3

Money market funds	$34.4	$—	$34.4	$—
Foreign currency exchange contracts	5.0	—	5.0	—
Total assets	$39.4	$—	$39.4	$—

Foreign currency exchange contracts	$13.1	$—	$13.1	$—
Cross-currency interest rate swaps	7.3	—	7.3	—
Total liabilities	$20.4	$—	$20.4	$—

Note 23 — Non-Operating Expense, Net

Non-operating expense, net, was $1.1 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.  During the year ended December 31, 2007, we made mandatory principal prepayments on the term loan portion of our Senior Secured Credit Facility of $86.8 million with the net proceeds from asset sales.  The asset sales related to the December 2006 sale of our 50% interest in TechFab (a joint venture of our former Reinforcements business unit), the February 2007 sale of our European Architectural business and the August 2007 sale of our EBGI business.  As a result of the prepayment and early retirement of debt, we have recorded a loss resulting from the accelerated write-off of deferred financing costs of $1.1 million.

Note 24 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2008 and 2007 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$344.5	$359.5	$331.4	$289.5
Gross margin	80.1	76.1	71.1	61.9
Business consolidation and restructuring expenses	0.6	1.2	0.7	1.3
Other expense, net	2.7	7.6	—	—
Operating income	36.4	29.3	35.9	29.3
Non-operating expense, net	—	—	—	—
Net income from continuing operations *	23.2	26.7	33.0	28.3
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income available to common shareholders	23.2	26.7	33.0	28.3

Income from continuing operations
Basic	$0.24	$0.28	$0.34	$0.29
Diluted	$0.24	$0.27	$0.34	$0.29

Net income per common share:
Basic	$0.24	$0.28	$0.34	$0.29
Diluted	$0.24	$0.27	$0.34	$0.29

Market price:
High	$23.88	$26.46	$21.43	$13.20
Low	$18.48	$18.45	$13.36	$5.76

2007
Net sales	$282.6	$289.8	$281.1	$317.6
Gross margin	71.5	70.4	66.9	74.2
Business consolidation and restructuring expenses	1.1	0.5	2.6	3.2
Other expense, net	—	—	—	12.6
Operating income	29.9	34.0	30.2	20.8
Non-operating expense, net	0.4	—	0.5	0.1
Net income from continuing operations	14.8	17.5	18.1	13.0
Income (loss) from discontinued operations	8.7	(8.7)	(0.8)	(1.2)
Net income (loss) available to common shareholders	23.5	8.8	17.3	11.8

Income from continuing operations
Basic	$0.16	$0.18	$0.19	$0.14
Diluted	$0.15	$0.18	$0.19	$0.13

Net income (loss) per common share:
Basic	$0.25	$0.09	$0.18	$0.12
Diluted	$0.24	$0.09	$0.18	$0.12

Market price:
High	$20.30	$23.85	$27.91	$27.19
Low	$16.20	$19.26	$20.03	$19.95

* Net income from continuing operations for the fourth quarter of 2008 includes an adjustment for deferred tax assets related to U.S. net operating losses that became available as of the second quarter of 2008 as a result of implementation of certain tax planning strategies.  We identified unrecorded deferred tax assets as of December 31, 2008. The impact of this adjustment is an increase in deferred tax assets of $3.2 million and a corresponding reduction of tax expense.

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense	Deductions and other	Balance at end of year
Year ended December 31, 2008
Allowance for doubtful accounts	$2.2	$—	$(0.1)	$2.1
Allowance for obsolete and unmarketable inventory	19.5	8.2	(4.5)	23.2

Year ended December 31, 2007
Allowance for doubtful accounts	$1.6	$1.3	$(0.7)	$2.2
Allowance for obsolete and unmarketable inventory	14.9	5.3	(0.7)	19.5

Year ended December 31, 2006
Allowance for doubtful accounts	$3.3	$0.4	$(2.1)	$1.6
Allowance for obsolete and unmarketable Inventory	14.8	3.0	(2.9)	14.9