Form 10-Q
period 2009-03-31
HEXCEL CORP /DE/
filed 2009-04-27
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2009
COMMON STOCK	96,540,050

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$27.0	$50.9
Accounts receivable, net	217.8	189.4
Inventories, net	185.3	195.3
Prepaid expenses and other current assets	39.3	45.1
Total current assets	469.4	480.7

Property, plant and equipment	984.2	971.7
Less accumulated depreciation	(421.6)	(419.4)
Net property, plant and equipment	562.6	552.3

Goodwill and intangible assets	55.7	56.0
Investments in affiliated companies	10.6	10.6
Deferred tax assets	81.5	88.3
Other assets	20.0	22.4

Total assets	$1,199.8	$1,210.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$6.6	$2.1
Accounts payable	103.0	120.5
Accrued liabilities	91.9	101.6
Total current liabilities	201.5	224.2

Long-term notes payable and capital lease obligations	392.0	392.5
Other non-current liabilities	80.9	84.4
Total liabilities	674.4	701.1

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 98.5 and 98.3 shares issued at March 31, 2009 and December 31, 2008, respectively	1.0	1.0
Additional paid-in capital	530.7	526.1
Retained earnings	38.1	14.6
Accumulated other comprehensive loss	(19.9)	(8.7)
	549.9	533.0
Less – Treasury stock, at cost, 1.9 shares at March 31, 2009 and December 31, 2008	(24.5)	(23.8)
Total stockholders’ equity	525.4	509.2

Total liabilities and stockholders’ equity	$1,199.8	$1,210.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2009	2008

Net sales	$307.3	$344.5
Cost of sales	230.3	264.4
Gross margin	77.0	80.1

Selling, general and administrative expenses	29.3	31.9
Research and technology expenses	7.8	8.5
Business consolidation and restructuring expenses	—	0.6
Other operating expense	—	2.7
Operating income	39.9	36.4

Interest expense, net	5.4	5.0
Income before income taxes and equity in earnings of affiliated companies	34.5	31.4

Provision for income taxes	11.2	9.6
Income before equity in earnings of affiliated companies	23.3	21.8

Equity in earnings of affiliated companies	0.1	1.4
Net income	$23.4	$23.2

Net income per common share:

Basic	$0.24	$0.24

Diluted	$0.24	$0.24

Weighted average common shares outstanding:

Basic	96.8	96.1

Diluted	97.2	97.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2009	2008

Cash flows from operating activities
Net income	$23.4	$23.2
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	10.9	11.0
Amortization of debt discount and deferred financing costs	0.5	0.4
Deferred income taxes	6.8	5.6
Business consolidation and restructuring expenses	—	0.6
Business consolidation and restructuring payments	(0.4)	(1.5)
Equity in earnings from affiliated companies	(0.1)	(1.4)
Stock-based compensation	4.7	5.2
Excess tax benefits on stock-based compensation	0.6	(0.4)

Changes in assets and liabilities:
Increase in accounts receivable	(35.5)	(35.3)
Decrease (increase) in inventories	4.6	(15.4)
Decrease in prepaid expenses and other current assets	2.0	4.6
Decrease in accounts payable and accrued liabilities	(17.1)	(13.3)
Other — net	2.7	2.0
Net cash provided by (used for) operating activities	3.1	(14.7)

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(28.1)	(43.9)
Net cash used for investing activities	(28.1)	(43.9)

Cash flows from financing activities
Borrowings from credit line	4.2	—
Borrowings from senior secured credit facility – revolver, net	—	55.7
Repayments of capital lease obligations and other debt, net	(0.1)	(0.1)
Activity under stock plans, including excess tax benefits on stock-based compensation	(0.7)	(0.3)
Net cash provided by financing activities	3.4	55.3
Effect of exchange rate changes on cash and cash equivalents	(2.3)	1.6
Net decrease in cash and cash equivalents	(23.9)	(1.7)
Cash and cash equivalents at beginning of period	50.9	28.1
Cash and cash equivalents at end of period	$27.0	$26.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited 2008 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of this statement effective January 1, 2009. As a result, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 6.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, as of January 1, 2009, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements. See Note 12.

In December 2008 the FASB issued FSP FAS 132 (R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets”. This FSP expands the disclosure requirements set forth in SFAS No. 132 (R), “Employers Disclosures about Pensions and Other Postretirement Benefits” by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires an employer to disclose information about the valuation of plan assets similar to that required under FAS 157. The standard is effective for our fiscal year ending December 31, 2009. The principal impact from this FSP will be to require us to expand our disclosures regarding our benefit plan assets.

In April 2009, the FASB issued FSP FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSP in the second quarter of 2009.

Note 2 - Inventories, net

(In millions)	March 31, 2009	December 31, 2008
Raw materials	$81.7	$89.2
Work in progress	38.2	52.0
Finished goods	89.1	77.3
Total inventories, gross	$209.0	$218.5
Inventory allowances	(23.7)	(23.2)
Total inventories, net	$185.3	$195.3

Note 3 – Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees. We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations. In December 2006, our Board of Directors voted to terminate the U.S. qualified defined benefit plan as of April 1, 2008. We completed the settlement of substantially all U.S. qualified defined benefit plan pension obligations as of March 31, 2008. Refer to our 2008 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2009 and 2008 were as follows:

	U.S. Plans		European Plans
	Quarter Ended March 31,		Quarter Ended March 31,
(In millions)	2009	2008	2009	2008

Service cost	$0.4	$0.4	$0.6	$1.1
Interest cost	0.3	0.3	1.2	1.9
Expected return on plan assets	—	—	(1.1)	(2.1)
Net amortization and deferral	—	—	0.1	(0.1)
Sub-total	0.7	0.7	0.8	0.8
Curtailment and settlement loss	—	2.7	—	—
Net periodic benefit cost	$0.7	$3.4	$0.8	$0.8

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2009 to cover unfunded benefits. We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2008 fiscal year. Accrued benefit costs for the U.S. non-qualified defined benefit retirement plans as of March 31, 2009 were $17.6 million, of which $0.3 million is included within accrued liabilities and $17.3 million is included within other non-current liabilities. Accrued benefit costs for the U.S. qualified and non-

qualified defined benefit retirement plans as of December 31, 2008 were $17.7 million, of which $1.0 million is included within current accrued liabilities and $16.7 million is included within other non-current liabilities.

We contributed $1.0 million and $0.8 million to our European defined benefit retirement plans in the first quarters of 2009 and 2008, respectively. Meeting governing requirements, we plan to contribute approximately $4.3 million during 2009 to our European plans. We contributed $4.8 million to our European plans during the 2008 fiscal year. Accrued benefit costs for the European defined benefit retirement plans as of March 31, 2009 were $24.4 million, of which $2.9 million is included within accrued liabilities and $21.5 million is included within other non-current liabilities. Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2008 were $23.2 million of which $ 1.1 million was included within current liabilities and $22.1 million was included within other non-current liabilities.

We contributed $6.7 million to our U.S. qualified and non-qualified defined benefit retirement plans during the first quarter of 2008. Of the total contributed during 2008, $6.4 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $9.7 million. We recorded a pre-tax loss of $2.7 million during the first quarter of 2008 on the final settlement, bringing the total U.S. qualified plan settlement costs to $12.1 million.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, consisting of interest costs for the first quarter of 2009. In connection with our postretirement plans, we contributed $0.2 million during each of the first quarters of 2009 and 2008. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Under the provisions of these post retirement plans, we expect to contribute approximately $1.1 million in 2009 to cover unfunded benefits. We contributed $0.8 million to our postretirement plans during the 2008 fiscal year. Accrued benefit costs for the postretirement plans as of March 31, 2009 were $10.9 million, of which $1.1 million is included within accrued liabilities and $9.8 million is included within other non-current liabilities. Accrued benefit costs for the postretirement plans as of December 31, 2008 were $11.3 million, of which $1.3 million were included with current liabilities and $10.0 were included in other non-current liabilities.

Note 4 - Business Consolidation and Restructuring Programs

Reserves associated with the remaining restructuring programs include certain expected severance payments associated with prior reorganizations. Costs associated with the closure of our Livermore facility are for remediation and preparation of the property for sale, which are expensed as incurred. The aggregate business consolidation and restructuring liabilities as of March 31, 2009 and December 31, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2008	$2.0	$0.9	$2.9
Business consolidation and restructuring expenses	—	—	—
Cash expenditures	(0.2)	(0.1)	(0.3)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2009	$1.7	$0.8	$2.5

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2009	December 31, 2008
Line of credit	$4.6	$—
Senior secured credit facility - term B loan due 2012	87.2	87.4
Senior secured credit facility - term C loan due 2012	79.1	79.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	395.9	391.7
Capital lease obligations	2.7	2.9
Total notes payable and capital lease obligations	$398.6	$394.6

Notes payable and current maturities of long-term liabilities	$6.6	$2.1
Long-term notes payable and capital lease obligations, less current maturities	392.0	392.5
Total notes payable and capital lease obligations	$398.6	$394.6

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

Term loan B borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 0.875% to 1.125% or LIBOR plus a margin that can vary from 1.875% to 2.125%.  Term loan C borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on the agent’s defined “prime rate” plus a margin that can vary from 1.25% to 1.50% or LIBOR plus a margin that can vary from 2.25% to 2.50%. Revolving loan borrowings under the Senior Secured Credit Facility bear interest at a floating rate based on either the agent’s defined “prime rate” plus a margin that can vary from 0.25% to 1.00%, or LIBOR plus a margin that can vary from 1.25% to 2.00%.  The margin in effect for a borrowing at any given time depends on our consolidated leverage ratio.  The weighted average interest rate for the actual borrowings on the Senior Secured Credit Facility was 3.97% for the quarter ended March 31, 2009.  Borrowings made under the LIBOR option during the quarter ended March 31, 2009 were made at interest rates ranging from 1.9375% to 3.9375%.

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  The Senior Secured Credit Facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments (including dividends), making capital expenditures, entering into transactions with affiliates and prepaying subordinated debt.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2009, we were in compliance with all debt covenants.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of March 31, 2009, we had issued letters of credit totaling $13.2 million under the Senior Secured Credit Facility.  The Company had no letters of credit outstanding outside the Senior Secured Credit Facility as of March 31, 2009.  Total undrawn availability under the Senior Secured Credit Facility as of March 31, 2009 was $111.8 million.

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

Note 6 - Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement. It has been designated as a net investment hedge per SFAS 133 of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded. All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense. By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates which provide a better matching with the underlying currency of operating cash flows.  The impact to interest expense for the quarter ended March 31, 2009 was a net reduction of $0.5 million compared to a net credit to interest expense of $1.0 million for the quarter ended March 31, 2008, which also included a credit adjustment for FAS 157 adoption of $1.3 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011. We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day. U.S. interest is based on the three month LIBOR rate. Euro interest is based on the three month EURIBOR. The fair value of the swap at March 31, 2009 and December 31, 2008 was a liability of $3.5 million and $7.3 million, respectively. The fair value was estimated under the provisions of FAS 157. There were no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2010. The aggregate notional amount of these contracts was $171.4 million at March 31, 2009. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers or, in some cases, to hedge long term supply agreements to purchase raw materials in foreign currencies. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. These forward contracts are designated as cash flow hedges of forecasted revenues per SFAS 133. The effective portion of the hedge is recorded in OCI. We exclude the forward points from the effectiveness assessment which is recorded in interest expense. For the quarters ended March 31, 2009 and 2008, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges per SFAS 133. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the income statement. There are no credit contingency features in these derivatives.

Fair values of Derivative Instruments

	As of March 31, 2009
	Balance Sheet Location	Fair Value
Asset derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other assets	$0.9

Asset derivatives not designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other current assets	1.6

Total asset derivatives		$2.5

	As of March 31, 2009
	Balance Sheet Location	Fair Value
Liability derivatives designated as hedging instruments under SFAS 133:

Interest rate contracts	Other non-current liabilities	$3.5
Foreign exchange contracts	Other non-current liabilities	12.3

		15.8

Liability derivatives not designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other non-current liabilities	0.2

Total liability derivatives		$16.0

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009, was as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$(3.7)	Sales	$(2.3)	Interest expense	$0.6

Foreign exchange contracts	(0.4)	Cost of sales	0.1	Interest expense	—

Derivatives in SFAS 133 Net Investment Hedging Relationships

Interest rate	(3.2)		—	Interest expense	(0.5)

Total	$(7.3)		$(2.2)		$0.1

Derivatives Not Designated as Hedging Instruments under SFAF 133

Foreign exchange contracts	$—		$—	Interest expense	$(0.9)

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2009 and 2008 was as follows:

	Quarter Ended March 31,
(In millions)	2009	2008
Unrealized (losses) gains at beginning of period	$(8.9)	$3.2
Losses (gains) reclassified to net sales	1.2	(1.1)
(Decrease) increase in fair value	(1.9)	2.6
Unrealized (losses) gains at end of period	$(9.6)	$4.7

As of March 31, 2009, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $9.6 million, of which $6.5 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 – Other Expense

During the first quarter of 2008, in connection with the termination of our U.S. Qualified Pension Plan, as described in Note 3, we recorded expense of $2.7 million for the settlement of pension obligations.

Note 8 — Income Taxes

The income tax provision for the quarter ended March 31, 2009 was $11.2, an effective rate of 32.5%.  The income tax provision, for the quarter ended March 31, 2008 of $9.6 million included a benefit of $2.5 million from the reinstatement of deferred tax assets previously written off related to a refinement of our calculation of the Federal net operating loss carryforwards limitation under Section 382 of the Internal Revenue Code, which prescribes allowable net operating losses available following a change in ownership in 2003.  The effective tax rate for the first quarter of 2008 of 30.6% included the $2.5 million benefit, which reduced the effective rate by 790 basis points.

Note 9 - Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2009	2008

Basic net income per common share:
Net income	$23.4	$23.2

Weighted average common shares outstanding	96.8	96.1

Basic net income per common share	$0.24	$0.24

Diluted net income per common share:
Weighted average common shares outstanding – Basic	96.8	96.1
Plus incremental shares from assumed conversions:
Restricted stock units	0.1	0.3
Stock options	0.3	1.3
Weighted average common shares outstanding – Dilutive	97.2	97.7

Diluted net income per common share	$0.24	$0.24

Total shares underlying stock options of 3.6 million were excluded from the computation of diluted net income per share for the quarter ended March 31, 2009, as they were anti-dilutive.

Note 10 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarter Ended March 31,
(In millions)	2009	2008
Net income	$23.4	$23.2
Currency translation adjustments	(10.1)	9.2
Change in pension and other postretirement obligations	0.3	1.9
Net unrealized gains (losses) on financial instruments	(1.4)	1.5
Comprehensive income	$12.2	$35.8

Note 11 — Investments in Affiliated Companies

We have an equity ownership investment in an Asian joint venture.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that this investment would be considered “a variable interest entity.”  However, we also believe that we are not the primary beneficiary of such entity, and therefore, are not required to consolidate this entity.

Asian Composites Manufacturing Sdn. Bhd.

In 1999, we formed a joint venture, Asian Composites Manufacturing Sdn. Bhd. (“Asian Composites”), with Boeing Worldwide Operations Limited, Sime Link Sdn. Bhd., and Malaysia Helicopter Services Bhd. (now known as Naluri Berhad), to manufacture composite parts for secondary structures for commercial aircraft.  Our ownership interest in this joint venture, which is located in Alor Setar, Malaysia, is 33.33%.

BHA Aero Composite Parts Co., Ltd.

        The Company’s former joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA”), is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.  On July 18, 2008 we sold all of our 40.48% interest in BHA.

Note 12 — Fair Value Measurements

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.   As noted in Note 1 above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

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

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.

The following table presents assets and liabilities measured at fair value at March 31, 2009:

(In millions)	March 31,	Fair Value Measurements at March 31, 2009
Description	2009	Level 1	Level 2	Level 3

Money market funds	$21.0	$—	$21.0	$—
Foreign currency exchange contracts	2.5	—	2.5	—
Total assets	$23.5	$—	$23.5	$—

Foreign currency exchange contracts	$12.5	$—	$12.5	$—
Cross-currency interest rate swaps	3.5	—	3.5	—
Total liabilities	$16.0	$—	$16.0	$—

Note 13 - Segment Information

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

Financial information for our business segments for the quarters ended March 31, 2009 and 2008 is as follows:

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

First Quarter 2009
Net sales to external customers:
Commercial aerospace	$109.3	$44.5	$—	$153.8
Space and defense	59.4	17.9	—	77.3
Industrial	75.7	0.5	—	76.2
Net sales to external customers	244.4	62.9	—	307.3
Intersegment sales	9.1	—	(9.1)	—
Total sales	253.5	62.9	(9.1)	307.3

Operating income	45.0	8.8	(13.9)	39.9
Depreciation and amortization	9.8	1.0	0.1	10.9
Business consolidation and restructuring expenses	—	—	—	—
Stock-based compensation expense	1.3	0.3	3.1	4.7
Capital expenditures	27.4	0.2	0.5	28.1

First Quarter 2008
Net sales to external customers:
Commercial aerospace	$143.6	$48.3	$—	$191.9
Space and defense	57.3	17.0	—	74.3
Industrial	77.0	1.3	—	78.3
Net sales to external customers	277.9	66.6	—	344.5
Intersegment sales	11.0	0.3	(11.3)	—
Total sales	288.9	66.9	(11.3)	344.5

Operating income (a)	44.4	8.0	(16.0)	36.4
Depreciation and amortization	9.9	1.1	—	11.0
Business consolidation and restructuring expenses	0.6	—	—	0.6
Stock-based compensation expense	1.1	0.2	3.9	5.2
Capital expenditures	42.3	0.6	1.0	43.9

(a)          Operating income for the quarter ended March 31, 2008 within the corporate and other segment includes $2.7 million of other expense as described within Note 7.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2009	December 31, 2008
Composite Materials	$39.7	$39.9
Engineered Products	16.0	16.1
Goodwill and intangible assets	$55.7	$56.0

Note 14 — Commitments and Contingencies

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $6.5 million as of March 31, 2009.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

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

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000. Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well. EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although it is likely that Hexcel will incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of March 31, 2009, our aggregate environmental related accruals were $8.6 million, of which $3.8 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.9 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2009 was $0.6 million.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.4 million and $2.5 million for the quarters ended March 31, 2009 and 2008, respectively.  Capital expenditures for environmental matters were $0.9 million and $0.4 million for the quarters ended March 31, 2009 and 2008, respectively.

Litigation

Gurit Infringement Claim

Our Austrian subsidiary has been sued in Germany and Austria by Gurit, a European competitor of prepreg materials sold into the wind energy market. Gurit alleges that the Company’s HexFIT® prepreg made in Austria and sold in Germany to Vestas infringes a Gurit EU patent. Gurit also has had its counsel issue a “cease and desist” letter with respect to our sales to a minor wind energy customer in Denmark. Vestas is our largest wind energy customer and in Europe manufactures blades for wind turbines in Germany, Denmark and Spain. The suits seek an injunction to prevent the Company from making or selling HexFIT® in Germany and Austria and also seek damages for past infringement. Regarding the Gurit patent itself, we are appealing a decision of the European patent office (EPO) which upheld the validity of the patent in an opposition proceeding. In our appeal we generally assert that the patent is not valid based on prior art, particularly prior art not previously considered by the EPO when it granted and later upheld the patent. The German infringement suit will be heard May 2009; the appeal will be heard in November 2009. We believe that HexFIT® as made today does not infringe the patent and we intend to vigorously defend the suits and prosecute the appeal in the EPO.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2009, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2008	$3.8
Warranty expense	1.1
Deductions and other	(0.5)
Balance as of March 31, 2009	$4.4

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

Hexcel has two segments, Composite Materials and Engineered Products.  The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs, structural adhesives, honeycomb, composite panels, molding compounds, polyurethane systems and laminates that are incorporated into many applications, including military and commercial aircraft, rotorcraft, wind turbine blades and recreational products.  The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts for use primarily in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, compression molding and other composite manufacturing techniques.

The global economic downturn and availability of credit for end customers has affected demand from commercial aircraft customers and has created some uncertainty regarding wind energy and the future funding of certain government space and defense programs.  The focus on increasing alternative energy sources continues to promise a bright future for wind energy.  More importantly, the compelling economics of new, lightweight, wide body aircraft that have become critical to end user demand remain intact.  Although this translates into a favorable demand mix that includes a higher percentage of composite rich models, current economic conditions lead us to be cautious in the near term regarding projected build-rates and wind energy project funding.

Accordingly, we have prudently moderated the pace of our capital spending plans to maintain alignment with changes to prior growth assumptions for us and our customers.  We expect to spend below $100 million on capital expenditures in 2009, and currently expect no more than $125 million in 2010.  We remain focused on having 2009 be free cash flow positive (cash provided by operating activities less capital expenditures) for the full year period.  As anticipated, we have seen seasonally higher cash usage in the first quarter.

Commercial aerospace sales declined 16.4% for the quarter in constant currency and were down proportionately across all sectors as our customers tighten inventory management as we enter a more cautious period.  After a three year period of record orders from 2005 to 2007, followed by a robust year of orders in 2008, Airbus and Boeing combined only had four net orders and a number of deferrals in the quarter. This however, still leaves over 7,000 planes in backlog.  The current poor global credit environment leads to significant concerns about the timing and ability of airline operators to fund or lease new aircraft in backlog.  As a result, there remains significant caution and a wide range of views regarding new aircraft build schedules in 2010 and beyond.  As Hexcel generally ships six months in advance of a delivery, 2010 deliveries impact the second half of 2009.   Offsetting this negative outlook to some extent, new aircraft such as the Boeing 787 and 747-8 as well as Airbus A380 and A350 will add new incremental sales as they come into production because of significant increased Hexcel content per plane.

In 2008, other commercial aerospace sales, which include regional and business aircraft comprised about 28% of our commercial aerospace sales.  These markets, particularly the business jet market, have been hit hard this year by falling demand and several analysts have forecasted a 30% to 40% decline in our customer deliveries.

Space and Defense sales were strong out pacing first quarter 2008 by 7.8% in constant currency.  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of rotorcraft, transport, and fixed wing attack and satellite programs around the world. No one program represents more than 10% of our revenue in this market, but the C17 and F22 are among our important programs and could be curtailed in the near future.  On the other hand, sales from helicopters, including the V22 tilt rotor program, have seen strong growth and now represent more than half of our sales in this market.

Industrial sales were up nearly 10% in constant currency for the quarter over last year.  Wind energy comprises over half of the industrial market and again had a double digit increase in sales.  The growth for the wind energy market will be, in part, dependent upon public policy, including establishing and achieving renewable energy targets, and availability of project financing for the developers of wind farms.  Our wind energy business had been a European business, but with the opening of our China facility in the fourth quarter of 2008 and the scheduled opening of our Colorado facility this year, we will serve a much wider market.  The American Recovery and Reinvestment Act of 2009 extends the production tax credit through 2012 and provides a 30% investment tax credit for qualified new wind equipment.  Recreation, transportation and general industrial applications comprise the rest of industrial sales.  For the most part, these sales reflect both weak markets and selective portfolio pruning in recent years.  Demand for our products in these markets is driven by both the success of particular applications as well as the general overall economy.  Our general industrial sub-segment also includes our sales to the American Centrifuge Project which began in December 2008, along with sales for our HexTOOL® product range and these new projects offset declines in the other industrial markets.

We saw significant improvement in our operating margins for the quarter primarily reflecting good product mix, factory productivity initiatives, incremental improvements at our new facilities, lower commodity and freight costs, overall good cost control and the benefits from a stronger dollar.  The strengthening of the Dollar against the Euro and the GBP over the last year creates mixed effects on our results.  The Dollar movement against the two currencies resulted in a decrease in sales of $19.1 million on a year over year basis.  However, the operating income line was slightly favorably impacted by these same currency movements for the first quarter 2009 as compared to same period in 2008 as many European commercial aerospace sales are generally in US Dollars with related costs in Euros and GBP.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2009	2008	% Change

Net sales	$307.3	$344.5	(10.8)%
Operating income	39.9	36.4	9.6%
Net income	$23.4	$23.2	0.9%
Diluted net income per common share	$0.24	$0.24

Non-GAAP measures:
Adjusted operating income	$39.9	$39.7	0.5%
As a percentage of net sales	13.0%	11.5%
Adjusted net income	$23.4	$22.4	4.5%
Adjusted diluted earnings per share	$0.24	$0.23

The Company’s performance measurements include operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, and net income adjusted for non-recurring expenses, both of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods.  Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  No significant non-recurring expenses were included in the 2009 results. The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended March 31,
(In millions, except per share data)	2009	2008

Operating income	$39.9	$36.4
Business consolidation & restructuring expense	—	0.6
Other expense (a)	—	2.7
Adjusted operating income	$39.9	$39.7

Net income	$23.4	$23.2
Other expense, net of tax (a)	—	1.7
Tax adjustments (b)	—	(2.5)
Adjusted net income	$23.4	$22.4

(a) The first quarter of 2008 other expense is a $2.7 million charge for the settlement of pension obligations in connection with the termination of our U.S. Qualified Pension Plan.

(b) The first quarter 2008 tax adjustment includes a $2.5 million benefit from the reinstatement of deferred tax assets previously written off.

Net Sales

Net sales for the quarter ended March 31, 2009 were 10.8% lower than the first quarter of 2008, and 5.5% lower on a constant currency basis.  The following table summarizes net sales to third-party customers by segment and end market for the quarters ended

March 31, 2009 and 2008:

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
Consolidated Net Sales	$307.3	$344.5	(10.8)%
Commercial Aerospace	153.8	191.9	(19.9)%
Space & Defense	77.3	74.3	4.0%
Industrial	76.2	78.3	(2.7)%

Composite Materials	$244.4	$277.9	(12.1)%
Commercial Aerospace	109.3	143.6	(23.9)%
Space & Defense	59.4	57.3	3.7%
Industrial	75.7	77.0	(1.7)%

Engineered Products	$62.9	$66.6	(5.6)%
Commercial Aerospace	44.5	48.3	(7.9)%
Space & Defense	17.9	17.0	5.3%
Industrial	0.5	1.3	(61.5)%

Commercial Aerospace:  Net sales decreased $38.1 million, or 19.9% (16.4% on a constant currency basis), to $153.8 million for the first quarter of 2009.  The sales decline was broad based, and reflects tighter management of inventory levels by our customers.  The decline at Boeing and its subcontractors was also impacted by the delays to the 787 and the lingering effects of the Boeing strike.  New program (A380, A350, B787 and B747-8) contribution to total commercial aerospace sales were in the 10% range, down from the first half of last year principally due to 787 delays.

Space & Defense: Net sales increased $3.0 million, or 4.0% (7.8% on a constant currency basis), to $77.3 million for the first quarter of 2009.  This market performed as expected with continued growth in global rotorcraft sales, which accounted for over half of Space & Defense sales again this quarter.

Industrial: Net sales decreased $2.1 million, or 2.7% (an increase of 9.7% on a constant currency basis), to $76.2 million for the first quarter of 2009. The industrial market consists primarily of wind energy but also includes recreation, auto and other industrial sub-markets.  Wind energy sales were up in the double digits in constant currency though only nominally higher on an as reported basis, as most of our sales to date are denominated in Euros. While our current wind business is primarily in Europe, we have added manufacturing capacity in China to meet regional growth and are in the process of building a plant in Windsor, Colorado where we expect to begin the qualification process in the third quarter.  Industrial sales, excluding wind energy, were essentially flat for the quarter compared to first quarter 2008 in constant currency, but more than 10% higher than the fourth quarter of 2008.  As expected, we have seen sharp year over year constant dollar declines in automotive, recreation and certain other industrial markets but they were offset by the sales to the American Centrifuge Project and our new HexTOOL® product range.

Gross Margin

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
Gross margin	$77.0	$80.1	(3.9)%
Percentage of sales	25.1%	23.3%

The decrease in gross margin of $3.1 million resulted primarily from lower sales volume.  The gross margin percentage improvement was the result of favorable product mix, factory productivity initiatives, incremental improvements at our new facilities, lower commodity and freight costs and good cost control. The stronger dollar also provides a benefit against the Euro cost base at our European plants. Depreciation and amortization expense, included in cost of sales during the quarter decreased $0.1 million to $10.9 million, though on a constant currency basis the expense increased by $1.0 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
SG&A expense	$29.3	$31.9	(8.2)%
Percentage of sales	9.5%	9.3%

On a constant currency basis, SG&A expenses decreased about 2% from last year, reflecting overall tight cost control which more than offset inflationary increases.

Research and Technology Expenses (“R&T”)

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
R&T expense	$7.8	$8.5	(8.2)%

On a constant currency basis, R&T expenses were slightly higher than the prior year.

Operating Income

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
Consolidated Operating income	$39.9	$36.4	9.6%
Operating margin	13.0%	10.6%

Composite Materials	45.0	44.4	1.4%
Operating margin	17.8%	15.4%
Engineered Products	8.8	8.0	10.0%
Operating margin	14.0%	12.0%
Corporate & Other	(13.9)	(16.0)	(13.1)%

Improved margins drove the improved result quarter on quarter.  Activity levels for the Company have slowed as the general economic decline has impacted most markets, and we have used this opportunity to improve efficiencies and focus on all elements of cost.  Our headcount is now 6% lower than last summer’s peak. Also, part of the improved mix comes from the investments we have made in carbon fiber.  The strong dollar also helped improve our margins.  Foreign exchange rates, net of hedges, contributed about 75 basis points to improved gross margin percentage and about 100 basis points to operating income percentage.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
Interest expense, net	$5.4	$5.0	8.0%
Percentage of sales	1.8%	1.5%

The $0.4 million increase in interest expense is due to higher average debt levels partly offset by lower average interest rates and the effect of credits in the prior year period due to a reduction of interest on uncertain tax positions and the termination of an interest rate swap agreement.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2009	2008	% Change
Income tax expense	$11.2	$9.6	16.7%
Effective tax rate	32.5%	30.6%

The provision for income taxes for the first quarter of 2008 reflected a $2.5 million benefit from the reinstatement of deferred tax assets previously written off.  The effective tax rate in the prior-year first quarter of 30.6% included a reduction of 790 basis points related to this benefit.  This year’s 32.5% effective tax rate is due to tax planning strategies we have implemented during the last three quarters and we expect this to be in the range of our new underlying run-rate.

Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring liabilities as of March 31, 2009 and December 31, 2008, and activity for the quarter ended March 31, 2009, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2008	$2.0	$0.9	$2.9
Business consolidation and restructuring expenses	—	—	—
Cash expenditures	(0.2)	(0.1)	(0.3)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2009	$1.7	$0.8	$2.5

See Note 4 for further details on the business consolidation and restructuring programs.

Financial Condition

Liquidity:  As of March 31, 2009, we had cash and cash equivalents of $27.0 million.  Aggregate borrowings as of March 31, 2009 under the Senior Secured Credit Facility consisted of $166.3 million in term loans. The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2009, we had issued letters of credit under the Senior Secured Credit Facility totaling $13.2 million.  Total undrawn availability under the Senior Secured Credit Facility as of March 31, 2009 was $111.8 million.  In addition, we borrowed $4.6 million from a new credit line established in China associated with our operations there.  Our total debt, net of cash, as of March 31, 2009 was $371.6 million, an increase of $27.9 million from December 31, 2008.

We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and our revolving credit facility. As of March 31, 2009, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. Although we do not have any significant required debt repayments until 2011, our revolver facility expires on March 1, 2010.  Accordingly, we have begun discussions with our banks and expect to refinance our Senior Secured Credit Facility in 2009 which, based on our current outlook for interest rates, will result in an increase in our borrowing costs.

Operating Activities:  Net cash provided by operating activities was $3.1 million in the first quarter of 2009, as compared to net cash used for operating activities of $14.7 million in the first quarter of 2008. Historically, working capital traditionally increases from the low seasonal December levels, and as a result of the timing of our annual benefit and variable compensation payments.  The sales growth for the quarter as compared to the fourth quarter of 2008 resulted in a $35.5 million increase in accounts receivable.  Due to timing of capital expenditures and payments noted above, accounts payable and accrued expenses used $17.1 million of cash in the quarter. These uses of cash were partly offset by a $4.6 million decrease in inventories.

Investing Activities:  Net cash used for investing activities of $28.1 million in the first quarter of 2009, was for capital expenditures. This compares to capital expenditures of $43.9 million during the first quarter of 2008. The decrease primarily reflects the accelerated progress made on our fiber expansion plans in the first quarter of 2008.  Capital expenditures for 2009 are expected to be less than $100 million.

Financing Activities:  Financing activities provided $3.4 million of net cash in the first quarter of 2009 compared with $55.3 million in the same period of 2008.  This year, we borrowed $4.6 million from a line of credit associated with our operations in China. During the first quarter of 2008, we received $55.7 million of proceeds from our Senior Secured Credit Facility in order to fund our cash needs.

Financial Obligations and Commitments: As of March 31, 2009, current maturities of notes payable and capital lease obligations were $6.6 million.  The next significant scheduled debt maturity will not occur until 2011, in the amount of $103.5 million, with annual debt and capital lease maturities approximating $1.6 million remaining in 2009 and $1.9 million in 2010 (refer to MD&A in our 2008 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  We have several capital leases for buildings and warehouses with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The term loans under the Senior Secured Credit Facility are scheduled to mature in March and April of 2012 and the revolving loan under the credit facility is scheduled to expire on March 1, 2010.   Our senior subordinated notes mature on February 1, 2015.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors management believes to be relevant at the time our condensed consolidated financial statements are prepared.  On a regular basis, management reviews accounting policies, assumptions, estimates and judgments to ensure our financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2008.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus, the revenues we may generate from an aircraft model or program,; (b)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs; (c) expectations of composite content on new commercial aircraft programs and our share of those requirements; (d) expectations of growth in revenues from space & defense applications; (e) expectations regarding growth in sales of composite materials for wind energy, recreation and other industrial applications; (f) expectations regarding working capital trends and expenditures; (g) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (h) our ability to maintain and improve margins in light of the ramp-up of new facilities and the current economic environment; (i) our ability to refinance our credit facility, which expires in 2010, on acceptable terms; (j) our projections regarding the realizability of net operating loss and federal tax credit carry-forwards, and the impact of the above factors on our expectations of 2009 financial results; and (k) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations, particularly in Asia and Europe; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; and the availability, terms and deployment of capital.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 43% as of March 31, 2009.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  The impact to interest expense for the quarter ended March 31, 2009 was a net reduction of $0.5 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2009 and December 31, 2008 was a liability of $3.5 million and $7.3 million, respectively.  The fair value at March 31, 2009 was estimated under the provision of FAS 157.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate manufacturing facilities in Europe, which generated approximately 52% of our 2008 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in China, Malaysia and Australia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliates outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the Pound Sterling (“GBP”).  We entered into contracts to exchange U.S. dollars for Euros and GBP through April 2011.  The aggregate notional amount of these contracts was $171.4 million at March 31, 2009.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forecasted revenues.  We exclude the forward points from the effectiveness assessment.  For the quarters ended March 31, 2009 and 2008, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters ended March 31, 2009 and 2008 was as follows:

	Quarter Ended March 31,
(In millions)	2009	2008
Unrealized gains (losses) at beginning of period	$(8.9)	$3.2
(Gains) losses reclassified to net sales	1.2	(1.1)
Increase in fair value	(1.9)	2.6
Unrealized gains (losses) at end of period	$(9.6)	$4.7

As of March 31, 2009, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $9.6 million, of which $6.5 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

For further information regarding market risks, refer to our 2008 Annual Report on Form 10-K.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 14 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 5. Other Information

On April 27, 2009, we issued a press release announcing our financial results for the fiscal quarter ended March 31, 2009. A copy of this press release is being furnished as Exhibit 99.1 and is incorporated herein by reference. Exhibit 99.1 is being furnished and shall not be deemed “filled” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Exhibit 99.1 shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, except as expressly set forth in a future filing.

On April 27, 2009, the Company posted to its website a table which summarizes sales by operating segment and market segment for the quarters ended March 31, 2009 and 2008, the quarter and year ended December 31, 2008. A copy of this information is being furnished as Exhibit 99.2 and is incorporated herein by reference.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on April 27, 2009

99.2	Sales by operating segment and market segment for the quarters ended March 31, 2009 and 2008, the quarter and year ended December 31, 2008.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 27, 2009	/s/ Mark I. Clair
(Date)	Mark I. Clair
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on April 27, 2009

99.2	Sales by operating segment and market segment for the quarters ended March 31, 2009 and 2008, the quarter and year ended December 31, 2008.